Form 10-K
period 1993-12-31
OWENS & MINOR INC
filed 1994-03-09
CIK 75252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(MARK ONE)

  ( x )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR
 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

            FOR THE TRANSITION PERIOD FROM _________ TO ____________

                         COMMISSION FILE NUMBER 0-6430


                               OWENS & MINOR, INC.
             (Exact name of Registrant as specified in its charter)


          VIRGINIA                                               54-0327460
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

           4800 COX ROAD
        GLEN ALLEN, VIRGINIA                                           23260
(Address of principal executive offices)                            (Zipcode)

                                 (804) 747-9794
              (Registrant's telephone number, including area code)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:












                                                        Name of each exchange











Title of each class                                      on which registered
Common Stock, $2 par value                         New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                    New York Stock Exchange, Inc.


          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $448,061,094 as of March 4, 1994. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumptions shall not be deemed conclusive for any other purpose.

    The number of shares of the Company's Common Stock outstanding as of March 4, 1994 was 20,396,601 shares.

                        DOCUMENTS INCORPORTED BY REFERNCE

    Portions of the Owens & Minor, Inc. Annual Report to Stockholders for the year ended December 31, 1993 (the "1993 Annual Report") are incorporated by reference into Part II of this Form 10-K and portions of the Owens & Minor, Inc. definitive Proxy Statement/Prospectus for the 1994 Annual Meeting of Shareholders (the "1994 Proxy Statement") are incorporated by reference into
Part III of this Form 10-K. With the exception of the specified information referred to in Items 5, 6, 7, 8 and 14 hereof, the 1993 Annual Report is not deemed to be filed as a part of this report.

                               TABLE OF CONTENTS
                                      and
                             CROSS REFERENCE SHEET

                                                                                 Page
Number(s)/Sections

- --------------------------------------
                                                                         Form        Annual
Proxy
                                                                         10-K        Report
Statement
                                                                         ----        ------
- ---------
PART I
     Item 1     Business                                                  2-5
     Item 2     Properties                                                 6
     Item 3     Legal Proceedings                                          6
     Item 4     Submission of Matters to a Vote of Security Holders        6

PART II
   * Item 5     Market for Registrant's Common Equity and
                Related Stockholder Matters                               10    Inside Back Cover
   * Item 6     Selected Financial Data                                   10        18-19
   * Item 7     Management's Discussion and Analysis of
                Financial Condition and Results of Operations             10        18-21
   * Item 8     Financial Statements and Supplementary Data               10        22-37
     Item 9     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    10

PART III
 **  Item 10    Directors and Executive Officers of the Registrant        11
Proposal 2:

Election of Directors

 **  Item 11    Executive Compensation                                    11
Proposal 2:

Election of Directors

- - Executive Compensation

 **  Item 12    Security Ownership of Certain Beneficial
Proposal 2:
                Owners and Management                                     11
Election of Directors

- - O&M Common Stock












Owned by Principal

Shareholders and

Management

 **  Item 13    Certain Relationships and Related Transactions            11
Proposal 2:

Election of Directors

- - Compensation Committee

Interlocks and Insider

Participation

PART IV
     Item 14    Exhibits, Financial Statement Schedules, and             12-14
                Reports on Form 8-K













   * Information related to this item is hereby incorporated by reference to the 1993 Annual Report.
  ** Information related to this item is hereby incorporated by reference to the 1994 Proxy Statement.

                                    FORM 10-K

                               OWENS & MINOR, INC.

                                      PART I

Item 1.  Business

   Owens & Minor, Inc. (the "Company") was incorporated in Virginia on December 7, 1926 as a successor to a partnership founded in Richmond, Virginia in 1882. The Company is a wholesale distributor of medical/surgical supplies and carries over 104,000 products and operates 36 distribution centers serving hospitals, nursing homes, alternate medical care facilities and other institutions nationwide. The Company also distributes pharmaceuticals and other products to independent pharmacies and chain drug stores in south Florida. The Company's common stock is traded on the New York Stock Exchange under the symbol OMI.

   On December 22, 1993, the Company entered into an agreement with Stuart Medical, Inc. (Stuart) whereby the companies will combine their two businesses. Stuart, a distributor of medical/surgical supplies, has distribution centers located primarily in the West, Midwest and Northeast and had sales for the year ended December 31, 1993 of $890.5 million (unaudited). In the proposed transaction, the Company will form a holding company that will own all of the currently outstanding capital stock of the Company and Stuart. Under the terms of the agreement, the new holding company would exchange $40,200,000 in cash and $115,000,000 par value of convertible preferred stock for all of the capital stock of Stuart. The Company will also refinance Stuart's pro forma debt of $141,000,000 (unaudited). Each outstanding share of the Company's common stock would be exchanged for one share of common stock of the new holding company. The Company intends to account for this transaction as a purchase, if consummated. The Board of Directors of the Company and the requisite shareholders of Stuart have unanimously approved this transaction. The Company's shareholders will vote on the proposed transaction at the annual shareholders' meeting with expected closing of the transaction to occur in the second quarter.

   In 1993, the Company did not engage in any material amount of governmental business that may be subject to renegotiation of profits or termination of contract at the election of the government. The Company held no material patents, trademarks, licenses, franchises or concessions in 1993 nor is it subject to any material seasonality. At December 31, 1993, the Company had 1,674 full and part-time employees and considers its relations with them to be excellent.

   The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. The Company sells only finished goods purchased from approximately 1,650 different competing manufacturers that provide an adequate availability of inventory. In 1993, products purchased from Johnson & Johnson, Inc. accounted for more than 19% of the Company's net sales. The Company believes that it is not vulnerable to supply interruptions that would have a material adverse effect on its operations or profitability. Due to the immediate delivery requirements of its customers, the Company has no material backlog of orders.

   During 1993, hospital customers (including members of hospital buying groups) represented 90% of the Company's sales. The remaining sales were to nursing homes, physicians and other purchasers. The high percentage of sales to hospitals reflects the principal strategy to concentrate on hospital customers in the belief that hospitals will remain the primary focus of the healthcare industry. Important elements of this strategy have been to maintain the Company's status as a low cost distributor of high volume disposable, commodity products and to operate in a decentralized manner to provide customers with a high level of service on a local basis.

   In 1993, the majority of the Company's net sales were related to eight product groups - urological products, dressings, needles and syringes, surgical packs and gowns, sterile procedure trays, sutures, intravenous products and endoscopic products. These products are disposable and are generally used in high volume by customers. The sales of these products are supplemented by sales of a wide variety of other products including incontinence products, feeding tubes, surgical staples, blood collection devices and surgical gloves.


   The Company's growth has been achieved by expansion into new geographical areas through acquisitions, the opening of new distribution centers and the consolidation of existing distribution centers. In May 1989, the Company acquired National Healthcare and Hospital Supply Corporation (National Healthcare). With the addition of National Healthcare's six continuing distribution centers, the Company was able to expand its distribution area to the western portion of the United States. On December 2, 1991, the Company acquired Koley's Medical Supply, Inc. (Koley's). The acquisition of Koley's provided the Company with three distribution centers located in Iowa and Nebraska. In May 1992 and September 1992, the Company opened distribution centers in Columbus, Ohio and Memphis, Tennessee, respectively. In May 1993, the Company acquired Lyons Physician Supply Company located in Youngstown, Ohio. In June 1993, the Company acquired A. Kuhlman & Co. located in Detroit, Michigan. In June 1993, the Company opened distribution centers in Birmingham, Alabama and Detroit, Michigan, and in August 1993 and December 1993, the Company opened distribution centers in Boston, Massachusetts and Seattle, Washington, respectively. The Company intends to continue to acquire or establish facilities in new locations depending on the attractiveness of new markets, the availability of suitable acquisition candidates and the potential for additional sales or cost savings from new locations.

   Since 1985, the Company has been a distributor for Voluntary Hospitals of
America, Inc. ("VHA").   The Company entered into a new supply agreement with
VHA in November 1993. VHA is the nation's largest non-profit hospital system, representing over 960 hospitals, approximately 370 of which are in markets serviced by the Company.























   Under the provisions of the new VHA agreement, commencing on April 1, 1994, the Company will sell products to VHA-member hospitals and affiliates on a variable cost-plus basis that is generally dependent upon dollar volume of purchases and percentage of total products purchased from the Company. Accordingly, as the Company's sales to and penetration of VHA-member customers increase, the cost plus pricing charged to such customers decreases. Prior to April 1, 1994, products were sold on a straight cost-plus basis. During 1993, no single customer accounted for 10% or more of the Company's sales, except for sales under the VHA agreement to member hospitals, which amounted to approximately $460 million or 33% of the Company's total net sales.

   In February 1994, the Company was selected by Columbia/HCA Healthcare Corp. ("Columbia/HCA") as its prime distributer for medical/surgical products. Columbia/HCA operates 192 acute care and specialty hospitals throughout the United States.

   The Company also acts as an agent for Abbott Laboratories, warehousing and distributing intravenous solutions and related products on a fee basis at six distribution centers.

                     CUSTOMER SERVICE AND MARKETING SYSTEMS

   The Company believes that its increased use of computers will continue to improve its inventory management and its ability to provide prompt delivery to customers. The use of computers has enabled the Company to handle an increasing level of sales without corresponding increases in personnel.

   Since 1988, the Company has utilized its Owens & Minor Network Information System (OMNI), a fully integrated on-line system that operates from a centralized data base. OMNI has improved operating controls and provided more consistent information from the distribution centers. Additionally, the OMNI system has improved the Company's ability to communicate with and service its customers.

   The second phase of the OMNI implementation provides for the installation of a new computer-oriented warehouse management system, which includes a state-of-the-art radio frequency control system utilizing barcodes that interface with the mainframe computer system. This system completely computerizes on-line the receiving, putaway, storage, verification, order picking and shipping of merchandise. One of the benefits of the system is that it provides for periodic recounts of merchandise, which will improve the accuracy of on-hand product inventory data. Through 1993, this new warehouse management system has been implemented in 18 of the Company's 36 distribution centers.

   During 1992, the Company began an investment in resources to upgrade the OMNI system in order to service its customers more effectively. Selected employees within the information systems department are utilizing the latest application development techniques including Computer Aided System Engineering (CASE).












   The Company offers its customers certain systems-related services which management believes contribute to its competitive position. The Company has a variety of electronic order entry systems which allow its sales representatives and customers to enter orders directly into the Company's computer. These systems can interface with existing customer materials management systems and with hand-held microcomputers carried by sales representatives to transmit orders. During 1993, approximately 63% of the Company's sales were entered through these systems.

   Electronic order entry systems have enabled the Company to reduce its order processing costs and improve customer service. Customers with compatible computer terminals or computerized materials management systems can enter orders directly into the mainframe computer in Richmond using their own product numbering system. The Company has also adapted its central computer system in Richmond to receive computer-to-computer order transmissions from several more comprehensive material management software systems used by certain customers. The customer has the choice of using its own product numbering system or the Company's standard numbering system.

                             MARKETING DEVELOPMENTS

   Under the name of PANDAC(R) services, the Company markets wound closure inventory management and cost control programs for use in acute care hospitals. This system aids in budget forecasting and control, both in terms of balance sheet and profit and loss applications.

   In 1993, the Company introduced SPECTROM(TM), an instrument-scope repair service for the cost conscious healthcare provider. The SPECTROM(TM) service was designed to be a single source for both major and minor repairs, offering the customer quality repair, quick turnaround time and economy. SPECTROM(TM) can reduce the hospital's instrument-scope repair cost which offers the customer valuable quality performance at the lowest possible cost.

   In 1993, the Company introduced CARDIOM(TM), an inventory and cost management service for the angio Cath Lab. CARDIOM(TM) can significantly reduce the hospital's Cath Lab asset investment. As part of the service provided by CARDIOM(TM), the hospital receives quarterly reports containing data which assists the hospital in maintaining efficient inventories and controlling procedure product costs.

In 1993, the Company introduced Pallet Architecture Location Services (PALS(TM)), a service designed to reduce the customers operating costs by palletizing customer orders to facilitate the receiving process and reduce put-away time.











                                LOGISTIC SERVICES

   Due to changing needs in the marketplace, the Company's Logistic Support Services developed a Quality Management Process (QMP) to provide customized services and solutions. The objective of QMP is to provide hospital customers with the solutions needed to manage their business through an era of increasing costs and shrinking reimbursements, with the underlying goal of providing the lowest delivered cost to the patient.

   The QMP Continuum offers steps to help the customer move from a traditional to a non-traditional distribution environment, defined by the specific needs of each hospital. The QMP Continuum is comprised of four basic components:
(1) Process Documentation identifies quality improvement opportunities to remove redundancies, reduce inefficiency, and introduce a continuous improvement process; (2) Asset Management Solution provides EDI transactions, continuous inventory replenishment, J-I-T/Stockless partnerships, PANDAC(R) Wound Closure Management Program and other asset management programs; (3)
Cost Control Analysis provides data needed to identify asset utilization, streamline and reduce costs, including PALS(TM); and (4) Project Management and Consulting Services provide operating system design, distribution system design, facility design, space utilization, Cath Lab design, mergers and consolidations, etc.

   The Quality Management Process methodology is integrated into the operations of the local Owens & Minor Distribution Center which serves the hospital.


                                   COMPETITION

   The medical/surgical supply business in the United States consists of one nationwide distributor, Baxter International, and a number of regional and local distributors. The Company believes that, based upon sales, it is the second largest distributor of medical/surgical products to hospitals in the United States. Competition within the medical/surgical supply business exists with respect to product availability, delivery time, services provided, the ability to meet special requirements of customers and price. In recent years, there has been a consolidation of medical/surgical supply distributors through the purchase of smaller distributors by larger companies.


Item 2.  Properties












   The corporate headquarters of the Company are located in western Henrico County in suburban Richmond, Virginia in a leased facility. The Company owns two undeveloped parcels of land in western Henrico County, which are adjacent to the Company's corporate headquarters. The former office and production facilities of Harbor Medical, Inc., located in Sanford, Florida, which are presently leased to a tenant through May 1996, are owned by the Company. Also, with the acquisition of Lyons Physician Supply Company, the Company owns the land and building of its Youngstown, Ohio location.

   The Company also leases offices and warehouses for its distribution centers in 35 cities throughout the country.

   Excluding the Stuart transaction, the Company expects to relocate or renovate up to seven of its leased office and warehouse facilities in 1994. All other Company facilities are considered adequate for their current and projected use.


Item 3.  Legal Proceedings

   There are no legal proceedings pending against the Company or any of its subsidiaries other than ordinary routine litigation incidental to its business, including certain tort claims arising in the ordinary course of business which are adequately covered by insurance and are being defended either by the Company's insurance carriers or the suppliers of the merchandise involved. No legal proceeding pending against the Company is expected to have a material adverse effect upon the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                 EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT


   The Company's Executive Officers are:

   Name                          Age       Office Held
   ----                          ---       -----------
G. Gilmer Minor, III             53       President and Chief Executive Officer

Robert E. Anderson, III          59       Senior Vice President, Planning and











                                          Development

Henry A. Berling                 51       Senior Vice President, Sales and
                                          Marketing

Drew St. J. Carneal              55       Senior Vice President, Corporate
                                          Counsel and Secretary

Glenn J. Dozier                  43       Senior Vice President, Finance, Chief
                                          Financial Officer

Craig R. Smith                   42       Senior Vice President, Distribution
                                          and Information Systems


  The Company's Other Officers are:

Richard F. Bozard                47       Vice President, Treasurer

Richard L. Farinholt             55       Vice President, Technology Systems

Hugh F. Gouldthorpe, Jr.         55       Vice President, Quality and
                                          Communications

Frederick R. Ricker              48       Vice President, Business Development
                                          and Support

Michael L. Roane                 39       Vice President, Human Resources

F. Thomas Smiley                 38       Vice President, Controller

Hue Thomas, III                  55       Vice President, Corporate Relations














  All of the Officers were elected at the annual meeting of the Board of
Directors held April 27, 1993.   All Officers are elected to serve until the
1994 Annual Meeting of Shareholders, or such time as their successors are elected.

 Mr. G. Gilmer Minor, III was first employed by the Company in 1963. Mr. Minor received his B.A. from the Virginia Military Institute in 1963. In 1966, he was awarded an MBA from the Colgate Darden School of Business Administration from the University of Virginia. He has spent his entire business career with the Company and was elected President in 1981 and Chief Executive Officer in 1984.

  Mr. Anderson was Vice President of Powers & Anderson from 1958 to 1966. With the Company's acquisition of Powers & Anderson in 1967, Mr. Anderson was employed in the Medical/Surgical Division in sales and marketing and was elected Vice President in 1981. In October 1987, he was elected Senior Vice President, Corporate Development. In April 1991, Mr. Anderson was elected Senior Vice President, Marketing and Planning. In 1992, Mr. Anderson assumed a new role as Senior Vice President, Planning and Development. Mr. Anderson received a B.S. in Commerce from the University of Virginia in 1955.

  Mr. Berling was employed by A & J Hospital Supply Company following the completion of his education in 1965. With the Company's acquisition of A &
J Hospital Supply in 1966, Mr. Berling was employed by the Company in the Medical/Surgical Division and was elected Vice President in 1981 and Senior Vice President, Sales and Marketing, a newly created position, in 1987. In April 1989, he was elected Senior Vice President and Chief Operating Officer. In April 1991, Mr. Berling assumed a new role as Senior Vice President, Sales and Distribution. In 1992, Mr. Berling assumed the role of Senior Vice President, Sales and Marketing. Mr. Berling received a B.S. in Economics from Villanova University in 1965.

  Mr. Carneal was employed by the Company in January 1989 as Vice President and Corporate Counsel. From 1985 to 1988, he served as the Richmond City Attorney and, prior to that date, he was a partner for the law firm of Cabell, Moncure and Carneal which provided legal services to the Company. In February 1989, he was elected Secretary by the Board of Directors. In March 1990, he was elected Senior Vice President, Corporate Counsel and Secretary. Mr. Carneal received a B.A. in English from Princeton University in 1960.
Mr. Carneal received his L.L.B. at the University of Virginia School of Law.

  Mr. Dozier was elected to the position of Senior Vice President, Chief Financial Officer, in February 1991. In April 1991, he assumed the additional responsibility of Senior Vice President, Operations and Systems. Mr. Dozier was formerly Vice President, Treasurer and Chief Financial Officer. In 1992, Mr. Dozier assumed a new role of Senior Vice President, Finance and Information Systems and Chief Financial Officer. In 1993, Mr. Dozier assumed the role of Senior Vice President, Finance, Chief Financial Officer. Prior to joining the Company in April 1990, Mr. Dozier had been Chief Financial Officer and Vice President of Administration and Control since 1987 for AMF Bowling, Inc. Previously, Mr. Dozier was with Dravo Corporation, where his last position was Vice President, Finance. Mr. Dozier received an MBA from The Colgate Darden School of Business at the University of Virginia and received a B.S. from Virginia Polytechnic Institute and State University in Industrial Engineering and Operations Research.























  Mr. Smith was employed by National Healthcare and Hospital Supply Corporation in June 1983 as a sales representative. With the Company's acquisition of National Healthcare and Hospital Supply Corporation in May 1989, Mr. Smith was employed by the Company as Division Vice President. From 1990 to 1992, Mr. Smith served as Group Vice President for the western region. On January 4, 1993 Mr. Smith assumed responsibilities of Senior Vice President, Distribution. In 1993, Mr. Smith assumed the new role of Senior Vice President, Distribution and Information Systems. Mr. Smith is a graduate of the University of Southern California.

  Mr. Bozard was employed by the Company in March 1988 and was elected Vice President, Treasurer in 1991. Prior to joining the Company, he served as an officer for CIT/Manufacturers Hanover Bank and Trust. From 1984 to 1986 he was with Williams Furniture where his last position was President. Mr. Bozard received a B.S. from Virginia Commonwealth University in Business Administration.

  Mr. Farinholt was employed by the Company in October 1991 as Vice President, Information Systems. In January 1994, Mr. Farinholt assumed the position of Vice President, Technology Systems. Prior to joining the Company, Mr. Farinholt was President of a consulting firm, Information Technology Group, Inc. Prior thereto, he was President of HealthNet, Inc. Previously, Mr. Farinholt was with IBM for 17 years. Mr. Farinholt received a B.S. Degree in Accounting from the University of Virginia.

  Mr. Gouldthorpe joined the Company in 1986 as Director of Hospital Sales for the Wholesale Drug Division. In 1987, he was promoted to Vice President and was named Vice President and General Manager of the Wholesale Drug Division in 1989. In April 1991, he was elected Vice President, Corporate Communications and in September 1993, was appointed Vice President, Quality and Communications. Prior to joining the Company, Mr. Gouldthorpe was employed by E.R. Squibb and Sons for 20 years. While at Squibb he held numerous sales and marketing positions that included Advertising Manager, Director of Training and Director of Sales. Mr. Gouldthorpe is a graduate of The Virginia Military Institute with a B.A. in Chemistry and Biology.

  Mr. Ricker was employed by the Company in March 1989 as Vice President and Director of Operations. In 1991, Mr. Ricker assumed the additional responsibility of Vice President, Support Services. In 1993, Mr. Ricker assumed the position of Vice President, Business Development and Support. Prior to joining the Company, he was Director of Operations with Grinnell Corporation from 1986 to 1989. Prior to 1986, Mr. Ricker served as Director and/or Vice President of Operations with John Portman and Associates and W.
W. Grainger, Inc. He started his career with IBM in 1968 as a Financial Analyst. Mr. Ricker is a graduate of Youngstown State University.

  Mr. Roane was employed by the Company in October 1992 as Vice President, Human Resources. Prior to joining Owens & Minor, Mr. Roane was employed by Philip Morris Co. where his last position was Manager, Employee Relations Operations. Mr. Roane received his B.S. Degree in Business Management from Canisius College.












  Mr. Smiley was employed by the Company in September 1979 as Manager of Internal Audit. In January 1981, he became the Assistant Controller. In











June 1985, he became the Controller. In April 1986 he was elected Assistant Vice President, Controller. In April 1989, he was elected Vice President, Controller. Prior to joining the Company, he was with Coopers & Lybrand, where his last position was Senior Accountant. Mr. Smiley received a B.S. in Business Administration from the University of Richmond.

  Mr. Thomas joined the Company in 1970. In 1984, he was promoted to Assistant General Manager of the Medical/Surgical Division. In 1985, he was made Assistant Corporate Vice President and was named Vice President in 1987. In 1989, he was named Vice President and General Manager of the Medical/Surgical Division. In 1991, he was named Vice President, Corporate Relations. Mr. Thomas received a B.S. from Georgia Institute of Technology in 1964.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

  Information regarding the market price of the Company's Common Stock and related stockholder matters is set forth in the 1993 Annual Report under the heading "Market and Dividend Information" on page 40 and is incorporated by reference herein.


Item 6.  Selected Financial Data

  The information required under this item is contained in the 1993 Annual Report under the heading "Selected Financial Data" on pages 18 and 19 and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required under this item is contained in the 1993 Annual Report under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 18 through 21 and is incorporated by reference herein.













Item 8.  Financial Statements and Supplementary Data

  The consolidated financial statements and notes as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993, together with the independent auditors' report of KPMG Peat Marwick dated February 4, 1994, appearing on pages 22 through 37 of the 1993 Annual Report are incorporated by reference herein.

  The information required under Item 302 of Regulation S-K is set forth in the 1993 Annual Report in Note 12 - "Quarterly Financial Data (Unaudited)" in the Notes to the Consolidated Financial Statements on page 36 and is incorporated by reference herein.













Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There were no changes in or disagreements with accountants on accounting and financial disclosures during the two years ended December 31, 1993.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

  The information required for this item is contained in Part I of this report and in the 1994 Proxy Statement under the heading, "Proposal 2:
Election of Directors."


Item 11.  Executive Compensation

  The information required under this item is contained in the 1994 Proxy Statement under the heading "Proposal 2: Election of Directors - Executive Compensation" and is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required under this item is contained in the 1994 Proxy Statement under the heading "Proposal 2: Election of Directors - O&M Common Stock Owned by Principal Shareholders and Management" and is incorporated by reference herein.













Item 13.  Certain Relationships and Related Transactions

  The information required under this item is contained in the 1994 Proxy Statement under the heading "Proposal 2: Election of Directors -
Compensation Committee Interlocks and Insider Participation" and is incorporated by reference herein.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                           Page Numbers
                                                                   1993 Annual        Form
                                                                     Report *         10-K
                                                                   -----------        -----
(a)  The following documents are filed as part of this report:

  1.    Consolidated Financial Statements:

        Independent Auditors' Report of KPMG Peat Marwick              37












        Consolidated Balance Sheets at December 31,                    23
        1993 and 1992

        Consolidated Statements of Income for the                      22
        years ended December 31, 1993, 1992 and 1991

        Consolidated Statements of                                     24
        Stockholders' Equity for the years
        ended December 31, 1993, 1992 and 1991

        Consolidated Statements of Cash Flows                          25
        for the years ended December 31, 1993, 1992 and 1991

        Notes to Consolidated Financial Statements                   26-36

  2.    Financial Statement Schedules:

        Independent Auditors' Report of KPMG Peat Marwick                               16

        VIII - Valuation and Qualifying Accounts                                        17












        IX - Short-term and Revolving Credit Borrowings                                 18

* Incorporated by reference from the indicated pages of the 1993 Annual
Report.

  All other schedules are omitted because the related information is included in the consolidated financial statements or notes thereto or because they are not applicable.

   3.   Exhibits

      (2) Agreement of Exchange dated as of December 22, 1993 by and among Stuart Medical, Inc., the Company, OMI Holding, Inc. and certain shareholders of Stuart
                Medical, Inc.**

      (3) (a) Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1990)

        (b) Amendment effective March 8, 1993 to the Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 3(b), for the year ended December 31, 1992)

        (c) Bylaws of the Company as amended on February 25, 1993 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(c), for the year ended December 31, 1992)

      (4)  (a)  Owens & Minor, Inc. $11.5 million, 0% subordinated note dated May 31, 1989, due May 31, 1997, between the Company and Hygeia Ltd. (incorporated herein by reference to the Company's Annual Report on Form
                10-K for the year ended December 31, 1990)

        (b) Owens & Minor, Inc. $3.5 million, 6.5% convertible subordinated debenture dated May 31, 1989, between the Company and Hygeia Ltd. (incorporated herein by reference to the Company's Annual Report on Form











                10-K for the year ended December 31, 1990)

        (c) Owens & Minor, Inc. $40 million Credit Agreement, dated as of November 1, 1993, among the Company and Crestar Bank and NationsBank of Virginia, N.A.

      (10) (a)  Owens & Minor, Inc. Annual Incentive Plan
                (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25, 1991)*

        (b) 1985 Stock Option Plan as amended on January 27, 1987 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(f), for the year ended December 31, 1987)*

        (c) Stock Purchase Agreement dated May 1, 1989 among the Company, Hygeia N.V. and Hygeia Medical Supply B.V. (incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 2.1, filed on May 24, 1989)

        (d) Owens & Minor, Inc. Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(h), for the year ended
                December 31, 1990)*

        (e) Supplemental Executive Retirement Plan dated July 1, 1991 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

        (f) Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

        (g)     Owens & Minor, Inc. Directors' Stock Option Plan
                (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

        (h) Agreement dated December 31, 1985 by and between Owens & Minor, Inc. and G. Gilmer Minor, Jr. (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(k), for the year ended December 31, 1992)*























        (i)     Agreement dated December 31, 1985 by and between
                Owens & Minor, Inc. and Philip M. Minor
                (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(l), for the year ended December 31, 1992)*

        (j) Agreement dated May 1, 1991 by and between Owens & Minor, Inc. and W. Frank Fife (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(m), for the year ended December 31, 1992)*

        (k)     Owens & Minor, Inc. 1993 Stock Option Plan*

        (l)     Owens & Minor, Inc. Directors' Compensation Plan*

        (m)     Form of Enhanced Authorized Distribution Agency
                Agreement dated as of November 16, 1993 by and between Voluntary Hospitals of America, Inc. and
                Owens & Minor, Inc.***

      (11)      Calculation of Net Income Per Share

      (13)      Owens & Minor, Inc. 1993 Annual Report to
                Stockholders (Note 1)

      (22)      Subsidiaries of Registrant

      (24)      Consent of KPMG Peat Marwick, independent auditors


* A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

** The schedules to this Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to file supplementally with the Commission upon request a copy of the omitted schedules.

*** The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.


(b) Reports on Form 8-K

  There were no reports filed on Form 8-K during the fourth quarter of 1993

Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the 1993 Annual Report shall not be deemed "filed" as a part of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       OWENS & MINOR, INC.
                                                  by/s/    G. Gilmer Minor, Jr.

                                                  G. Gilmer Minor, Jr.
                                                  Chairman of the Board


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


/s/ G. Gilmer Minor, Jr.             /s/ R. E. Cabell, Jr.
G. Gilmer Minor, Jr.                 R. E. Cabell, Jr
Chairman of the Board                Director
  and Director

/s/ Philip M. Minor                  /s/ James B. Farinholt, Jr.
Philip M. Minor                      James B. Farinholt, Jr.
Vice Chairman and Director           Director


/s/ G. Gilmer Minor, III             /s/ Vernard W. Henley
G. Gilmer Minor, III                 Vernard W. Henley
President and Chief                  Director
  Executive officer
  and Director


/s/ William F. Fife                  /s/ E. Morgan Massey
William F. Fife                      E. Morgan Massey
Retired Executive Vice               Director
  President and Director













/s/ Glenn J. Dozier                  /s/ James E. Rogers
Glenn J. Dozier                      James E. Rogers
Senior Vice President,               Director
  Finance, Chief Financial
  Officer


/s/ F. Thomas Smiley                 /s/ James E. Ukrop
F. Thomas Smiley                     James E. Ukrop
Vice President, Principal            Director
  Accounting Officer
  and Controller

                                     /s/ Anne Marie Whittemore
                                     Anne Marie Whittemore
                                     Director


Each of the above signatures is affixed as of March 7, 1994.

INDEPENDENT AUDITORS
REPORT ON FINANCIAL STATEMENT SCHEDULES



The Board of Directors and Stockholders
Owens & Minor, Inc.:


Over date of February 4, 1994, we reported on the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31,1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules included on pages 17 and 18 of this annual report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, as of January 1, 1993, the Company changed its method of accounting for income taxes.


KPMG Peat Marwick


Richmond, Virginia
February 4, 1994

                                                                   Schedule VIII


                      OWENS & MINOR, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                                 (In thousands)


                         Balance at  Additions
                          beginning  charged to                Balance at
                             of      costs and                   end of
Description                 year     expenses    Deductions*      year
- -----------              ---------   --------    ---------     ----------
Allowance for doubtful
 accounts deducted from
 accounts and notes
 receivable in the
 Consolidated
 Balance Sheets

 December 31, 1993         $4,442     $  497     $  261         $4,678

 December 31, 1992         $4,514     $1,351     $1,423         $4,442

 December 31, 1991         $3,671     $1,506     $  663         $4,514

* Uncollectible accounts written off.

                                                     Schedule IX

                      OWENS & MINOR, INC. AND SUBSIDIARIES

                   Short-Term and Revolving Credit Borrowings
                             (Dollars in thousands)













Weighted
                                          Weighted
average
                                          average    Maximum      Average
interest
                                          interest    amount       amount
rate
               Category of      Balance     rate    outstanding  outstanding
during
Year Ended     short-term       at end     at end     during       during
the year
December 31,   borrowings       of year    of year  the year      the year
(Note A)
- ------------   ----------       -------   --------  -----------  -----------
- --------
 1993             Bank          $37,000     3.5 %   $65,300        $23,300
3.8%












 1992             Bank          $     0       0 %   $58,600        $ 8,413
5.9%

 1991             Bank          $39,400     5.0 %   $63,100        $36,449
6.5%

NOTE A: Calculations are based on daily average amounts outstanding and include commitment fees on the revolving line of credit.

                                    Form 10-K
                                  Exhibit Index


Exhibit #                 Description                                     Page #
- ---------                 -----------                                     ------
    2 Agreement of Exchange dated as of December 22, 1993 by and among Stuart Medical, Inc., the Company, OMI Holding, Inc. and certain shareholders of Stuart Medical, Inc.












    4  (c)  Owens & Minor, Inc. $40 million Credit Agreement, dated as of
            November 1, 1993, among the Company and Crestar Bank and NationsBank of Virginia, N.A.

   10  (k)  Owens & Minor, Inc. 1993 Stock Option Plan

       (l)  Owens & Minor, Inc. Directors' Compensation Plan

       (m) Form of Enhanced Authorized Distribution Agency Agreement dated as of November 16, 1993 by and between Voluntary Hospitals of America, Inc. and Owens & Minor, Inc.

   11       Calculation of Net Income Per Share

   13       Owens & Minor, Inc. 1993 Annual Report to Stockholders

   22       Subsidiaries of Registrant

   24       Consent of KPMG Peat Marwick, independent auditors