Form 10-Q
period 1994-03-31
O&M HOLDING INC
filed 1994-05-05
CIK 75252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period March 31, 1994.

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from          to


Commission file number  0-6430

OWENS & MINOR, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA                          54-0327460
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

4800 Cox Road,   Glen Allen, Virginia        23060
(Address of principal executive offices)   (Zip Code)

(804) 747-9794
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all report reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    YES  X     NO


The number of shares of the Company's Common Stock outstanding as of May 2, 1994 was 20,424,417.

Owens & Minor, Inc. and Subsidiaries
Index


                                                                       Page
Part I Financial Information

      Consolidated Balance Sheets - March 31, 1994 and                   3
      December 31, 1993

      Consolidated Statements of Income - Three Months Ended             4
      March 31, 1994 and 1993

      Consolidated Statements of Cash Flows - Three Months Ended         5
      March 31, 1994 and 1993

      Notes to Consolidated Financial Statements                        6-7

      Management's Discussion and Analysis of Results of                8-9
      Operations and Financial Condition


Part II  Other Information                                             10-11

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

                                                              March 31,      December 31
                                                                1994            1993
Assets
Current assets
  Cash and cash equivalents                                $      2,042    $      2,048
  Accounts and notes receivable, net                            145,290         144,629
  Merchandise inventories                                       145,924         124,848
  Other current assets                                           11,258          10,638
    Total current assets                                        304,514         282,163

Property and equipment, net                                      22,825          23,863
Excess of purchase price over net assets acquired, net           16,864          17,316
Other assets                                                     10,580          10,980
    Total Assets                                           $    354,783    $    334,322

Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt                     $      1,502    $      1,494
  Accounts payable                                              123,691         120,699
  Accrued payroll and related liabilities                         5,332           5,768
  Accrued income taxes                                            3,201              -
  Other accrued liabilities                                      11,995          15,111
    Total current liabilities                                   145,721         143,072

Long-term debt                                                   62,312          50,768
Other liabilities                                                 3,980           3,539
    Total liabilities                                           212,013         197,379

Stockholders' equity
  Preferred stock, par value $10.00; authorized -
    1,000 shares; none issued                                        -               -
  Series A Participating Cumulative Preferred stock,
    par value $10.00; authorized - 300 shares; none issued           -               -
  Common stock, par value $2.00; authorized - 30,000
    shares; issued - 20,382 and 20,285 shares                    40,763          40,569
  Paid-in capital                                                11,208           9,258
  Retained earnings                                              90,799          87,116

    Total stockholders' equity                                  142,770         136,943

Commitments and contingencies

    Total Liabilities and Stockholders' Equity             $    354,783    $    334,322



See Notes to Consolidated Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income


(In thousands, except per share data)

                                                                 Three Months Ended
                                                                 March 31,
                                                                       1994              1993

Net sales                                                        $     390,794     $     317,812
Cost of sales                                                          351,668           284,178

Gross margin                                                            39,126            33,634

Selling, general and administrative expenses                            28,373            24,886
Depreciation and amortization                                            2,302             1,717
Interest expense, net                                                      768               639

Total expenses                                                          31,443            27,242

Income before income taxes                                               7,683             6,392
Provision for income taxes                                               2,927             2,566
Net income before cumulative effect of accounting change                 4,756             3,826

Cumulative effect of change in accounting principle                        -                 706

Net income                                                       $       4,756     $       4,532

Net income per share:

Net income before cumulative effect of accounting change         $        0.23     $        0.19
Cumulative effect of change in accounting principle                        -                0.03

Net income per share                                             $        0.23     $        0.22


Cash dividends per share                                         $       0.053     $       0.053


Weighted average common shares
 and common share equivalents                                           20,755            20,322









See Notes to Consolidated Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                             Three Months Ended
(In thousands)                                                March 31,
                                                                1994            1993
Operating Activities
Net income and noncash charges
Net income                                                 $      4,756    $      4,532
Noncash charges (credits) to income
  Cumulative effect of change in accounting principle                 -            (706)
  Depreciation and amortization                                   2,302           1,717
  Provision for losses on accounts and
    notes receivable                                                  -             277
  Provision for LIFO reserve                                      1,381           1,037
  Other, net                                                        243             215
Cash provided by net income and noncash charges                   8,682           7,072

Changes in working capital
  Accounts and notes receivable                                    (661)            167
  Merchandise inventories                                       (22,457)        (16,969)
  Accounts payable                                               11,619          10,847
  Net change in other current assets
    and current liabilities                                       1,198           3,786
Other, net                                                          850             522
Cash provided by (used for) operating activities                   (769)          5,425

Investing Activities
Cash acquired from business acquisition                               -             207
Additions to property and equipment                                (662)           (987)
Other, net                                                         (233)           (835)
Cash used for investing activities                                 (895)         (1,615)

Financing Activities
Cash dividends paid                                              (1,073)         (1,034)
Additions to long-term debt                                      11,412          16,600
Reductions of long-term debt                                       (361)           (337)
Reductions of drafts payable                                     (8,627)        (20,839)
Exercise of options                                                 307             121
Cash provided by (used for) financing activities                  1,658          (5,489)

Net decrease in cash and cash equivalents                            (6)         (1,679)

Cash and cash equivalents at beginning of year                    2,048           7,068
Cash and cash equivalents at end of period                 $      2,042    $      5,389





See Notes to Consolidated Financial Statements

             Owens & Minor, Inc. and Subsidiaries
          Notes to Consolidated Financial Statements



1.      Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised of only normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and subsidiaries as of March 31, 1994 and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993.


2.      Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


3.      Interim Gross Margin Reporting

In general, the Company uses estimated gross profit rates to determine the cost of sales during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers and reported earnings for the quarter reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.


4.      Business Combination

On December 22, 1993, the Company entered into an agreement with Stuart Medical, Inc. (Stuart), whereby the companies will combine their two businesses. In the proposed transaction, the Company will form a holding company that will own all of the currently outstanding capital stock of the Company and Stuart. Further details of the transaction were included in the Company's 1993 Annual Report and Proxy Statement/Prospectus dated April 6, 1994. The Company's shareholders will vote on the proposed transaction at the annual shareholders meeting with expected closing of the transaction to occur in the second quarter. Had this acquisition been completed on January 1, 1993, the Company would have shown the following results for the three months ended March 31, 1994 and 1993:


(In thousands, except
per share data)
                      Three Months Ended         Three Months Ended
                        March 31, 1994             March 31, 1993

Sales                  $   634,000                $   550,000


Net income before
cumulative effect of
accounting change      $      6,180               $     4,800


Net income per common
share before
cumulative effect of
accounting change       $      0.24              $        0.17







The pro forma results are not necessarily indicative of what actually would have occurred if the combination had been in effect for the periods presented. In addition, they are not intended to be a projection of future results.

Item 2.
           Owens & Minor, Inc. and Subsidiaries
         Management's Discussion and Analysis of
      Results of Operations and Financial Condition



First Quarter of 1994 Compared to 1993


Net Sales

Net sales increased 23.0% (21.3% same store sales) to $390.8 million in 1994 from $317.8 million in 1993. The sales increase is due primarily to market share improvement, account penetration and product line expansion.

Gross Margin

Gross margin as a percentage of net sales declined to 10.0% in 1994 from 10.6% in 1993. The decline is due to increased volume from large national customers which have lower than average margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased from 7.8% in 1993 to 7.3% in 1994. This decrease reflects the benefits derived from the Company's emphasis on training and technology development, allowing the Company to handle increased sales volume without corresponding increases in administrative expenses.

Depreciation and Amortization

Depreciation and amortization has increased from $1.7 million in 1993 to $2.3 million in 1994. The increase is due to continued investment in new and improved technology and the costs of opening new distribution centers.

Interest Expense, net

Interest expense, net of interest income, increased from $.6 million in 1993 to $.8 million in 1994. The increase is due to increased borrowings to finance two acquisitions during the second quarter of 1993, the opening of four new distribution centers during the last three quarters of 1993 and increased inventory from product line expansion.



Provision for Income Taxes

The effective tax rate decreased as a percentage of income before income taxes from 40.1% in 1993 to 38.1% in 1994. The rate decrease is due to the favorable resolution of several tax issues during the first quarter of 1994.


Net Income

Net income increased by 24.3% from $3.8 million, before the cumulative effect of an accounting change (SFAS 109), in 1993 to $4.8 million in 1994. Net income per share before the cumulative effect of an accounting change (SFAS 109) increased by 21.1% from $.19 per share in 1993 to $.23 per share in 1994. The increases in net income and net income per share resulted primarily from increased sales.


Financial Condition

The Company's average receivable days outstanding improved from
34.2 at December 31, 1993 to 32.9 at March 31, 1994.  The
improvement is due to continued emphasis on accounts receivable controls. Average inventory turnover decreased from 11.5 turns at December 31, 1993 to 10.2 turns at March 31, 1994. The change is due to an expanded product line, an increase in custom products and cost effective buying opportunities. The inventory purchases were financed through the Company's long-term revolving credit facility, resulting in an increase in the Company's current ratio from 2.0 at December 31, 1993 to 2.1 at March 31, 1994 and an increase in the Company's capitalization ratio from 27.1% at December 31, 1993 to 30.4% at March 31, 1994.

Part II. Other Information

Item   Exhibits and Reports on Form 8-K

(b) On January 6, 1994, the Company filed a Form 8-K, items 5 and 7, with respect to its execution of the Agreement of Exchange dated as of December 22, 1993, as amended and restated on March 31, 1994, by and among the Company, O&M Holding, Inc. (formerly OMI Holding, Inc.), Stuart Medical, Inc. (Stuart), and certain shareholders of Stuart.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OWENS & MINOR, INC.


Date May 4, 1994          /s/ G. Gilmer Minor, III
                          G. Gilmer Minor, III
                          President and
                          Chief Executive Officer,
                          Director




Date May 4, 1994          /s/ Glenn J. Dozier
                          Glenn J. Dozier
                          Senior Vice President, Finance,
                          Chief Financial Officer




Date May 4, 1994          /s/ F. Thomas Smiley
                          F. Thomas Smiley
                          Vice President, Controller