Form 10-K/A
period 1993-12-31
O&M HOLDING INC
filed 1994-06-21
CIK 75252

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10-K/A

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993
                             or
[   ]     Transition Report Pursuant to Section 13 or 15(d) of
          the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to

Commission file Number              0-6430

                             OWENS & MINOR, INC.
(Exact name of Registrant as specified in its charter)

Virginia
54-1701843
(State or other jurisdiction of         (I.R.S. Employer
Identification No.)
incorporation or organization)

4800 Cox Road, Glen Allen, Virginia
23060
Address of principal executive offices
 (Zip Code)

Registrant's telephone number, including Area Code - (804)
747-9794

Securities registered pursuant to Section 12(b) of the Act:

                            Name of each exchange on
Title of each class                          which registered

Common Stock, $2 par value                   New York
                                              Stock Exchange, Inc.
Preferred Stock Purchase Rights              New York
                                              Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None
                      (Title of Class)

                      (Title of Class)

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X
      No         .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately 448,061,094 as of March 14, 1994. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

     The number of shares of the Company's Common Stock outstanding as of March 14, 1994 was 20,396,601 shares.

     The purpose of this Form 10-K/A is to replace Exhibit
10(M) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 of Owens & Minor Medical, Inc.
(formerly, Owens & Minor, Inc.).  The Registrant, Owens &
Minor, Inc. (formerly O&M Holding, Inc.), is the successor registrant to Owens & Minor Medical, Inc.



SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   OWENS & MINOR, INC.



                                By    /s/Glenn J. Dozier
                                    Glenn J. Dozier
                                   Senior Vice President, Finance,
                                   Chief Executive Officer


                                 Date: 6/21/94


                                  Exhibit 10 (m)
     ENHANCED AUTHORIZED DISTRIBUTION AGENCY AGREEMENT
     This agreement ("Agreement") is made and entered into this ___ day of _____________, 1993, by and between Voluntary Hospitals of America, Inc. ("VHA"), a Delaware corporation, and ________________
_____________________, a ___________________ corporation, an authorized distribution agent of VHA ("ADA").
     This Agreement is entered into based on the following facts:
     A. VHA is a nonexclusive limited Agent for Designated VHA Members and Affiliates;
     B. VHA is, among other things, in the business of providing (a) products and other property, purchasing and other opportunities, procurement, distribution and other services, directly and indirectly, to, for, on behalf of and as an Agent for certain health providers, and (b) marketing and other assistance to certain Vendors and certain wholesalers and distributors, including without limitation, ADA, in order to make the property, opportunities, procurement, distribution and related services more conveniently, efficiently and effectively available to Designated VHA Members and Affiliates;
     C. ADA has a reputation for offering to sell and selling high quality products and for providing prompt, efficient and effective distribution services, including, but not limited to, the services of selling, marketing, ordering, paying, order receiving, billing/invoicing, product handling, product storing, product receiving, inventorying, managing inventory, product transporting, product delivery, collecting funds, cash application, cash management, receivables management, payables management, handling customer and other inquiries, providing customer service, handling product recalls and market withdrawals, providing for product returns permitted by law, handling allowances and providing other distribution services;
     D. ADA has computer-based systems which are useful in connection with managing and conducting its business, which are flexible and able to produce a wide variety of computer-based reports and which are capable of establishing computer-to-computer communications between VHA, on the one hand, and Designated VHA Members and Affiliates, on the other;
     E. VHA desires to engage ADA to assist in providing distribution services as a distribution agent of VHA to the Designated VHA Members and Affiliates with respect to Contract Products, including, without limitation, Contract Products which display the "VHA+PLUS " trademark, and ADA desires to perform such services;
     F. ADA desires to sell Noncontract Products to the Designated VHA Members and Affiliates and, in connection therewith, to provide distribution services, and VHA desires that the Designated VHA Members and Affiliates have the opportunity to purchase such Noncontract Products and distribution services;
     THEREFORE, in consideration of the premises, the representations and warranties of the parties, the mutual covenants contained herein, and other good and valuable consideration, the adequacy, receipt and sufficiency of which are hereby acknowledged, the parties agree, subject to the conditions, terms and provisions hereof, as follows:
     Section 1.  Definitions.
     (A) As used in this Agreement, each of the following capitalized terms shall have the following meaning:
          (1) "Agent" means any entity authorized to act on behalf of another entity by the other within the limited scope of the grant of authority set forth in the document or documents granting such authority.
          (2) "Alternate Distribution Center" refers to any ADA distribution center other than a Primary Ordering Location.
          (3) "Automatic Product Substitution" has the meaning set forth in Section 4(E).
          (4) "Backorder Relay" has the meaning set forth in Section 4(B).
          (5) "Capital Equipment" means equipment having an order in a single or multiple unit value of over $1,000.
          (6)  "Contract Products" refers to those
products with respect to which VHA has executed a contract ("Purchasing Agreement"), other than this Agreement, with a Vendor thereof, such contract providing for, among other things, the sale by such Vendor of the products to certain Designated VHA Members and Affiliates through ADA.
          (7) "Cost" refers to the lowest of (a) (in the case of a Contract Product) the amount provided in the applicable Purchasing Agreement as the price to be billed to Designated VHA Members and Affiliates without subtraction for cash discounts allowed by Vendors for prompt payment and prior to the addition of the Price Matrix, (b) ADA's [this confidential information has been omitted and filed separately with the Commission] in obtaining the product, including freight charges actually paid by ADA which, in any event, shall not exceed [this confidential information has been omitted and filed separately with the Commission] of the cost of the item, whether or not reflected on invoices from manufacturers, distributors or others (such [this confidential information has been omitted and filed separately with the Commission] shall be reduced to reflect proportionately: [this confidential information has been omitted and filed separately with the Commission,] and, except for (i) [this confidential information has been omitted and filed separately with the Commission] allowed and rebates paid or credited by Vendors for prompt payment and
(ii) [this confidential information has been omitted and filed separately with the Commission]provided by ADA to Vendors, any and all value received by ADA or from which ADA derives any direct or indirect benefit related in any way to the product where ADA's cost is affected), or (c) the net distributor cost of any product pursuant to any agreement between the Designated VHA Member or Affiliate and the Vendor of such product.
          (8) "Delivery Schedules" has the meaning set forth in Section 6(C).
          (9) "Delivery Times" has the meaning set forth in Section 6(C).
          (10) "Designated VHA Members and Affiliates" refers to those VHA Members and Affiliates identified as such on Schedule 1. Schedule 1 may be amended by VHA to add new Designated VHA Members and Affiliates or to delete Designated VHA Members or Affiliates at its sole discretion, at any time during the term of this Agreement, upon thirty (30) days notice to ADA.
          (11) "Noncontract Products" refers to all products that are not Contract Products or VHA+PLUS
Products.
          (12) "Price" has the meaning set forth in
Section 6.
          (13) "Primary Ordering Location" refers to the
ADA distribution center which has service responsibility for a particular Designated VHA Member or Affiliate. ADA's POLs, as of the date of this Agreement, are listed in Schedule 2.
          (14) "Purchasing Agreement" has the meaning set forth in Section 1(A)(6).
          (15) "Revised Delivery Time" has the meaning set forth in Section 6(C).
          (16) "RHCS" refers to Regional Health Care
Systems, which are listed on Schedule 3. Schedule 3 may be amended by VHA at its sole discretion at any time during the life of this Agreement upon thirty (30) days written notice to ADA.
          (17) "Service Level Report" has the meaning set forth in Section 10.
          (18) "Vendors" means the sellers, including without limitation, manufacturers, of products.
          (19) "VHA+PLUS Products" means products bearing the VHA+PLUS trademark.
          (20) "VHA Fee" has the meaning set forth in
Section 8(G).
          (21) "Non-traditional Products" are defined as products that are normally not available through distribution or whose distribution is limited to a specific hospital and require the agreement between the Designated VHA Member and Affiliate and ADA for distribution and inclusion on the Pricing Matrix. VHA and ADA recognize that products may start as Non-traditional Products and then become Contract or Noncontract Products at a later date.
     (B) Capitalized terms used in this Agreement but not specifically defined herein shall have the meanings customarily ascribed to such terms in the products distribution industry.

     Section 2.  Appointment as Agent.
     VHA appoints ADA as a distribution Agent, subject to
the provisions of Section 11(B).  ADA shall provide
Designated VHA Members and Affiliates with products, services and value added distribution functions. ADA shall work to build a mutually successful relationship with each Designated VHA Member and affiliate and work in a proactive manner to provide the lowest total delivered cost of products, develop and implement standardization and utilization processes and provide logistics, operational and analytical services.
     ADA agrees to actively support and supplement the strategic initiatives of VHA through its role as an ADA under
this Agreement.     Section 3.  Product Capacity and Handling.
ADA shall provide warehouse facilities at each of its Primary Ordering Locations to secure and store sufficient product to meet the service levels to Designated VHA Members and Affiliates specified in this Agreement.
     (A)  Contract Products.
          (1) ADA's Duties. As VHA's Agent, ADA's duties shall include the provision of distribution services with respect to Contract Products to each and every Designated VHA Member and Affiliate, and ADA shall act at all times in accordance with the conditions, terms and provisions of the Purchasing Agreements.
          (2)  Purchasing Agreements.  VHA shall notify
ADA of the existence of all Purchasing Agreements and all provisions of such Purchasing Agreements which have or may have any effect on ADA's activities hereunder. VHA shall provide such notification within 15 days of the date of this Agreement for Purchasing Agreements executed by VHA on or before the date of this Agreement and within 30 calendar days of execution for Purchasing Agreements executed by VHA hereafter.
          (3)  ADA Loading of Contract Products.  ADA
agrees that all changes in Purchasing Agreements will be loaded into ADA's computer system not less than 30 days prior to the effective date of such changes. ADA will supply each Designated VHA Member and Affiliate with a printout (or such other format as reasonably requested) setting forth ADA order numbers for all Products covered by the Purchasing Agreement at least 30 days prior to the effective start date of each Purchasing Agreement.
     ADA will load into ADA's computer system all Contract Products. Those items not presently stocked by ADA shall be identified on the printout.
     VHA will supply ADA with the Purchasing Agreement data not less than forty-five (45) days prior to the effective date of each Purchasing Agreement. VHA will instruct Vendors holding Purchasing Agreements to provide to ADA contract verification based on the foregoing guidelines. ADA shall advise VHA, at least thirty (30) days prior to the effective start date of each Purchasing Agreement, of those Vendors who have not provided contract verification.
     Upon request of a Designated VHA Member or Affiliate of VHA, ADA will provide annually at no charge a Purchasing Agreement printout listing all Contract Products with ADA order entry numbers and Prices.
     ADA shall load into its mainframe computer, within ten
(10)  days after receipt from VHA, all additions,
corrections, price changes, and other modifications to Purchasing Agreements. VHA will notify ADA of the occurrence of any of the foregoing modifications to the Purchase Agreement on a bi-weekly basis.
     (B) Noncontract Products. ADA agrees to offer to sell and, if any such offer is accepted, to sell Noncontract Products to the Designated VHA Members and Affiliates. Designated VHA Members and Affiliates may offer to buy and, if such offer is accepted, may buy Noncontract Products from ADA. In the event such offers, sales or purchases are made, such offers, sales or purchases shall be processed by ADA and the Designated VHA Members and Affiliates in conformity with the provisions of this Agreement.
     (C)  Price Increases.  VHA and ADA shall work together
to manage increases in the Cost of Noncontract items. The parties desire to control aggregate Noncontract price increases for any year to not exceed VHA's average price increase for Contract Products for the previous twelve month period, which for 1993 is 1.4%. VHA will provide the average price increase for Contract Products by October 1 of each year. VHA and ADA shall jointly develop a process, the objective of which is to provide notice to Designated VHA Members and Affiliates by November 1 of each year of any price changes for the next calendar year. VHA Contract Products, VHA+PLUS Products, and hospital negotiated contracts with Vendors are not subject to this paragraph.
     (D)  Price Lists.  At such point in time that ADA and
VHA have achieved annual price increases for a substantial portion of Noncontract Products, ADA shall provide each Designated VHA Member and Affiliate no later than November 15 of each year a price list containing the Prices for Noncontract Products for the next calendar year in whatever form the Designated VHA Member or Affiliate reasonably requests (e.g., diskette, microfiche, tape, etc.).
     (E)  VHA+PLUS  Products.  ADA agrees to stock such
amount of VHA+PLUS Products as ADA reasonably determines is necessary to satisfy the anticipated requirements of the Designated VHA Members and Affiliates. Any individual Designated VHA Member or Affiliate price change on a
VHA+PLUS product shall follow the Pricing Protocol described in Schedule 4. All VHA+PLUS Products will be identified in ADA's inventory as "A items" and, as such, will be subject to appropriate inventory review by ADA. ADA will use its best efforts to market and promote VHA+PLUS Products when such products meet the needs of a Designated VHA Member or Affiliate.
     (F) Stocking Responsibility. ADA shall have the following stocking responsibilities with respect to both Contract Products and Noncontract Products:
          (1)  ADA will maintain sufficient stock of
Contract Products and Noncontract Products to support Designated VHA Members and Affiliates at the service level set forth in this Agreement.
          (2) Upon request of a Designated VHA Member or Affiliate to add items to stock, ADA will add the items to stock. Within thirty (30) days, or industry standard lead time, of receipt of usage data, ADA will have the items in stock and advise the requesting Designated VHA Member or Affiliate that the items are available at the Primary
Ordering Location.
          (3)  ADA will not remove from stock at the
Primary Ordering Location any product being purchased by a Designated VHA Member or Affiliate unless ADA no longer distributes the product. ADA will review its stock on an appropriate basis to identify those products which have generated sales of less than $100 during a period of not less than ninety (90) calendar days. ADA may then contact any Designated VHA Member or Affiliate who was purchasing these products within the last 180 calendar days to ascertain continuing need. If no need is expressed, ADA may give written notice to all Designated VHA Members and Affiliates of ADA's intent to remove the items from stock. If a Designated VHA Member or Affiliate provides ADA within ten
(10) business days after such notice of the Designated VHA Member or Affiliate usage estimates on these items, ADA will maintain the items in stock. If ADA does not receive usage data, ADA may discontinue the items and shall so advise the Designated VHA Members and Affiliates.
          (4) From time-to-time, VHA may advise ADA that specified Contract Products are to be stocked by ADA exclusively for Designated VHA Members and Affiliates. ADA shall use its best efforts to restrict delivery of such specified Contract Products to Designated VHA Members and Affiliates, provided ADA shall be free to enter into agreements with any Vendor for distribution of any products, including products which may be Contract Products under this Agreement.
          (5)  If a Vendor advises ADA that specific
Contract Products or Noncontract Products will be available
in reduced quantities or will be allocated, and that, therefore, ADA may not be able to honor all requests for such products, ADA will allocate, based on past purchasing history of the Designated VHA Members and Affiliates, a portion of such products to Designated VHA Members and Affiliates and shall advise VHA and the Designated VHA Members and
Affiliates of the quantity of products so allocated.
ADA agrees that Designated VHA Members and Affiliates shall receive [this confidential information has been omitted and filed separately with the Commission] consideration [this confidential information has been omitted and filed separately with the Commission] in the event of limited
product availability.
          (6)  ADA shall provide upon request of
Designated VHA Members and Affiliates regular list price catalogues either in hard copy or electronic media, at the election of Designated VHA Members and Affiliates.
     (G)  Notice of Physical Inventory.  ADA will give VHA
and the Designated VHA Members and Affiliates not less than forty-five (45) days prior written notice of ADA's intent to perform a physical inventory at the Primary Ordering
Location. ADA will accept saleable returns up to ten (10) days prior to such inventory and, thereafter, ADA will continue to authorize returns, except such returns will be held at the Designated VHA Member or Affiliate until the first business day after completion of the physical
inventory.
     Section 4.  Ordering.
     (A) Orders. Orders for Contract Products and Noncontract Products by Designated VHA Members and Affiliates may be submitted on purchase orders delivered to ADA through electronic order entry via computer or any other reasonable means. ADA shall not require a minimum dollar order amount for Contract Products or Noncontract Products ordered by Designated VHA Members and Affiliates provided products are ordered in Vendor's standard packaging units. ADA will, after having selected from its stock the Contract Products
and Noncontract Products ordered by a Designated VHA Member
or Affiliate, physically check each order to assure that the products and quantities selected by ADA accurately correspond to the order received by ADA from the Designated VHA Member or Affiliate.  Upon request, ADA will develop and use a
method of setting predetermined order quantities (standing orders) based on a Designated VHA Member's or Affiliate's average weekly or bi-weekly usage of Contract Products and Noncontract Products. These order quantities may be adjusted by the Designated VHA Member or Affiliate upon 72 hours notice to ADA.
     (B) Backorder Relay. If ADA fails to have a Contract Product or Noncontract Product on hand at a Primary Ordering Location when the Contract Product or Noncontract Product is available at an Alternate Distribution Center, ADA shall, at its own expense, be able to deliver the Contract Product or Noncontract Product directly to the ordering Designated VHA Member or Affiliate or by way of the Primary Ordering Location, whichever is fastest, from the Alternate Distribution Center ("Backorder Relay"). Backorder Relay is
required only for "A" items (see Section 6(E)).   ADA shall
use Backorder Relay upon customer request whenever a Contract Product or Noncontract Product is unavailable at a Primary Ordering Location, regardless of the cause of such unavailability (for example, even if such unavailability is caused by Vendor's backorder). ADA shall use Backorder Relay whenever one or more line-items is unavailable at the Primary Ordering Location. ADA will notify Designated VHA Members and Affiliates by automatic order entry print back, customer service, sales representative or other reasonable means of a true backorder at the Primary Ordering Location. Designated VHA Members and Affiliates, at their option, will select a desired means of resolution that may include: product substitution, maintaining backorder or order item cancellation. Each Designated VHA Member or Affiliate will also have the option to select a reasonable method of delivery to meet the individual institution's service requirements. Designated VHA Members and Affiliates shall not be responsible for any delivery charges where such Backorder was the responsibility of ADA.
     (C)  Electronic Order Entry.  All Designated VHA
Members and Affiliates will use Electronic Order Entry for placement for not less than 90% of all lines ordered unless otherwise agreed by ADA. ADA shall maintain an 800 number for electronic order entry and direct contact with the Primary Ordering Location personnel by Designated VHA Members and Affiliates and the RHCS.
     (D) Confirmation. ADA shall provide to each Designated VHA Member and Affiliate confirmation of each order placed by such Designated VHA Member or Affiliate. The confirmation shall include the following information: (1) a description of the products, price, quantity to be shipped and whether Backorder Relay or Automatic Product Substitution will be used for each item ordered; and (2) the dollar amount of the total order.
     The confirmation shall also include identification codes such as purchase order numbers and cost center designations, if the Designated VHA Member or Affiliate by written notification to ADA elects to be supplied such information. For electronic orders, the confirmation shall be received by the Designated VHA Member or Affiliate within two (2) hours after receipt of the order by ADA. The confirmation will be provided through print back or computer if the appropriate technology is available to ADA and the Designated VHA Member or Affiliate.
     (E) Automation. ADA shall, at its own expense, make available a software system (compatible with VHA-NET) capable of computer-to-computer on-line transmission with each Designated VHA Member and Affiliate (the "System"). ADA shall establish computer-to-computer interface (compatible with VHA-NET) with VHA. Without limiting the generality of the foregoing, ADA shall be responsible for establishing and providing the necessary software interface with each Designated VHA Member and Affiliate. ADA represents that
Schedule 5 hereof sets forth an accurate description of ADA's current capabilities and types of installations with respect to communications with the Designated VHA Members and Affiliates. ADA shall use the System, or equivalent system such as EDI, for the term of this Agreement. ADA represents that it has a computerized Automatic Product Substitution system and that these systems are accurately described on
Schedule  5 hereof.  The use of Automatic Product
Substitution will be done for individual line item products upon the request of a Designated VHA Member or Affiliate.
     Section 5.  Uniform Purchase.
     The ADA will, in conjunction with the RHCS and with those Designated VHA Members and Affiliates not part of a RHCS, identify products and categories of products that are not under contract through VHA or competing with a Contract Product which the Designated VHA Members and Affiliates can uniformly purchase. ADA will use its best efforts to obtain for Designated VHA Members and Affiliates a reduced cost of said product for an extended period of time, based on the anticipated usage and participation of RHCS members or the combined usage for Designated VHA Members and Affiliates not part of an RHCS.


     Section 6.  Base ADA Services.
     All services listed in this Section shall be provided to Designated VHA Members and Affiliates for the cost plus fee applicable from the Price Matrix in Schedule 6.
     (A) Price Matrix. Schedule 6 provides a Price Matrix which determines a Designated VHA Member or Affiliate's percentage mark-up on Cost to determine the "Price" of each product delivered under this Agreement, except for Capital Equipment (distribution service fees for Capital Equipment shall be negotiated between ADA and the Designated VHA Member or Affiliate). "Price" equals the Cost, plus an amount equal to Cost times the percentage from the applicable slot of the Price Matrix based on monthly volume and "Utilization", adjusted to reflect all credits, discounts, rebates, returns, allowances and other adjustments granted by ADA. "Utilization" is defined as a Designated VHA Member or Affiliate's [this confidential information has been omitted and filed separately with the Commission] from ADA divided by the Designated VHA Member or Affiliate's [this confidential information has been omitted and filed separately with the Commission] to the Designated VHA Member or Affiliate. VHA and/or ADA may request reasonable substantiation of purchase figures provided by any Designated VHA Member or Affiliate. Any Designated VHA Member or Affiliate which fails or refuses to provide accurate information in a timely manner as to its total distributed purchases shall be charged Cost plus [this confidential information has been omitted and filed separately with the Commission].
          (1)  Initial Implementation.  Each Designated
VHA Member and Affiliate will be charged Cost plus [this confidential information has been omitted and filed separately with the Commission] for the first calendar quarter of 1994. During the first calendar quarter of 1994, the Utilization for each Designated VHA Member and Affiliate will be jointly determined by the Designated VHA Member or Affiliate, ADA and VHA using as many months of actual 1993 purchase data as is available (the "1993 Utilization"). Commencing on April 1, 1994, and for the balance of 1994, each Designated VHA Member and Affiliate will be slotted in the Price Matrix based upon the 1993 Utilization and 1993 average monthly volume through ADA. Any Designated VHA Member or Affiliate commencing participation under this Agreement after January 1, 1994, shall be slotted at Cost plus [this confidential information has been omitted and filed separately with the Commission] for the first full calendar quarter under this Agreement and thereafter will be eligible for Annual Slotting and Quarterly Performance Bonuses.
          (2) Annual Price Matrix Slotting. On or before January 1 of each year after 1994 during the term of this Agreement, VHA and each Designated VHA Member or Affiliate shall recalculate the Utilization and average monthly volume through the ADA based upon actual purchases from the preceding twelve months. The Designated VHA Member or Affiliate's applicable Cost plus slot on the Price Matrix will be adjusted, if necessary, based upon such actual purchase performance ("Annual Slotting"). Each Designated VHA Member and Affiliate shall acknowledge annually on the form provided in Schedule 7 its Annual Slotting, payment term election and services desired.
          (3) Quarterly Performance Bonus. Commencing with the calendar quarter ending on June 30, 1994, and for each calendar quarter thereafter, each Designated VHA Member or Affiliate whose performance qualifies for a lower Cost plus in the Price Matrix than its current Annual Slotting will receive a Quarterly Performance Bonus from ADA within thirty (30) days after final sales figures are available from the prior quarter in the form of either a check or a credit to the account, at the Designated VHA Member or Affiliate's election. The amount of the Quarterly Performance Bonus shall be calculated by taking the difference between the Cost plus percentage of the Designated VHA Member or Affiliate's current Annual Slotting and the Cost plus percentage applicable to the Designated VHA Member or Affiliate's actual performance for the quarter multiplied by the total amount of purchases through ADA for that quarter. A Quarterly Performance Bonus will not be available for Designated VHA Members and Affiliates which are on a fixed fee for stockless services. In these cases, the Pricing Matrix will be used only for the purpose of determining the VHA Fee.
          (4)  Failure to Maintain Slotting.  Any
Designated VHA Member or Affiliate which fails to maintain actual quarterly performance at least equal to its current Annual Slotting for any quarter shall have its Price Matrix location adjusted immediately to reflect actual performance for the most recently completed quarter.
     (B) Payment Terms. Each Designated VHA Member and Affiliate shall designate in writing one of the payment options listed in Schedule 8. A Designated VHA Member or Affiliate may change its payment option no more frequently than once each calendar quarter upon thirty (30) days prior written notice to ADA.
     (C)  Delivery.  Each Designated VHA Member and
Affiliate shall be entitled to two deliveries per week. ADA shall deliver Contract Products and Noncontract Products F.O.B. destination, transportation out prepaid and absorbed, except for Capital Equipment. ADA shall deliver Contract Products and Noncontract Products to each Designated VHA Member or Affiliate in accordance with delivery schedules mutually agreed upon by ADA and the Designated VHA Member or Affiliate ("Delivery Schedules"). ADA and each Designated VHA Member and Affiliate shall agree on facility specific delivery needs, including but not limited to, backorders, number of deliveries, time of deliveries, substitutions, etc. If a conflict arises which cannot be resolved by ADA and the Designated VHA Member or Affiliate, ADA will contact VHA to work out an appropriate schedule.
     The delivery of backordered items (including items delivered through Backorder Relay) does not constitute an additional delivery, however, VHA has no objection to ADA encouraging hospitals to allow backordered items to be held and delivered with the next regular delivery.
     ADA shall notify the affected Designated VHA Member or Affiliate at the earliest convenient time after ADA can reasonably anticipate that a delivery will be made after the scheduled delivery time ("Delivery Time"). Such notification shall include the anticipated date and time of delivery of the late shipment ("Revised Delivery Time") and the reason for the delay.
     In order to minimize the frequency and length of delays, ADA shall establish a secondary delivery system which shall be used in the event that the primary delivery method is unavailable.
     (D) Returned Goods. ADA shall service returned goods, including, without limitation, arranging for credits due any Designated VHA Member or Affiliate in accordance with the Returned Goods Policy specified in Schedule 9.
     (E) Fill Rate. ADA shall maintain for each Designated VHA Member and Affiliate an unadjusted Fill Rate of 98% for all "A" items. "A" items are defined as those items that are stock items and are purchased on a regular basis by that Designated VHA Member or Affiliate. Unadjusted Fill Rate shall be calculated by total number of lines fully delivered, divided by total number of lines ordered.
     (F) Hospital Reports. ADA shall provide each Designated VHA Member and Affiliate with the monthly reports listed in Schedule 10 by the tenth day of the following month. VHA may modify or change Schedule 10 upon sixty (60) days written notice to ADA.
     (G) Customized Packing Slips and Invoices. ADA shall provide customized packing slips and invoices consistent with Designated VHA Member and Affiliate requirements.
     (H) Customized Pallet Design. ADA shall assist in pallet design and arrangement and shall deliver goods in accordance with such pallet design upon request of Designated VHA Members and Affiliates.
     (I) Member Quarterly Business Review. Once each calendar quarter, ADA shall meet with each Designated VHA Member and Affiliate to discuss, at a minimum, the issues listed in Schedule 11, Member Business Review Agenda.
     (J) Delivery of Non-traditional Products. ADA shall discuss with each Designated VHA Member and Affiliate the appropriateness of delivering Non-traditional products through ADA to the Designated VHA Member or Affiliate. Such Non-traditional products may include by way of example: IV solutions, x-ray film, forms, textiles, office supplies, etc. The inclusion of Non-traditional Products in a Designated VHA Member or Affiliate's volume for Annual Slotting shall occur only upon the mutual agreement of ADA and the Designated VHA Member or Affiliate; otherwise, charges, if any, for the delivery of such Non-traditional products shall be negotiated between ADA and the Designated VHA Member or Affiliate. In the case of IV solutions, ADA and the Designated VHA Member or Affiliate shall follow the process specified in Schedule 12 before any decision to deliver IV solutions through the ADA is made.
     (K) ADA Representative. Schedule 13 lists the responsibilities of ADA's representatives for every Designated VHA Member and Affiliate.
     (L) ADA shall staff the Primary Ordering Location each business day continuously from at least 8:00 a.m. through 6:00 p.m., local time. In case of an emergency, Designated VHA Members and Affiliates can call the Primary Ordering Location. ADA will provide a list of emergency telephone numbers at the Primary Ordering Location for after hours contact.
     Section 7.  Other Services Available from ADA.
     The services listed in this Section shall be available from ADA at an additional charge to the Designated VHA Member or Affiliate as negotiated between the ADA and the Designated VHA Member or Affiliate.
     (A) Logistics Services. ADA shall have available the logistic services listed in Schedule 14.
     (B) Patient Charge-Item Labelling. ADA shall provide patient charge-item labels to Designated VHA Members and Affiliates for a charge of not more than [this confidential information has been omitted and filed separately with the Commission]/label if labels are supplied by customer or not more than [this confidential information has been omitted and filed separately with the Commission]/label if ADA supplies labels.
     (C)  JIT Program.  ADA shall offer Just-in-Time ("JIT")

delivery services upon request.  JIT services shall include

frequent deliveries in cases or boxes, whatever is Vendor's standard unit of packaging. Charges for packing orders by department shall not exceed [this confidential information has been omitted and filed separately with the Commission] of sales.
     (D) Stockless/LUM (Lowest Unit of Measure).ADA shall offer stockless/LUM services upon request. At a minimum, such services shall include the ability to provide: at least 5 day-a-week deliveries, delivery in lowest unit of measure, pick and pack by area of use, and delivery to area of use and put stock away. Stockless/LUM services shall be provided with an unadjusted Fill Rate of 100% (as calculated in
Section 6(E)) with an approved substitution list as provided by the Designated VHA Member or Affiliate. Charges for deliveries to department shall not exceed [this confidential information has been omitted and filed separately with the Commission] of affected sales and charges for putting stock away for the customer shall not exceed [this confidential information has been omitted and filed separately with the Commission] of affected sales. Additional stockless services shall be subject to local negotiation.
     (E) Emergency Deliveries. ADA shall have available emergency delivery services available 24 hours a day, seven days a week.
     (F) Barcoding. ADA shall provide barcoding labels to Designated VHA Members and Affiliates upon request.
     (G) Other Services. Schedule 15 details certain listed ADA services available and the charge structure, if any, associated with those services. ADA and each Designated VHA Member and Affiliate may negotiate additional services as requested by the Designated VHA Member or Affiliate.
     Section 8.  ADA Responsibilities.
     ADA shall be responsible to perform the following:
     (A)  Disaster Plan.  ADA will assist each Designated
VHA Member and Affiliate and RHCS in developing a plan of action for delivery of products in the event of a natural disaster in the geographical area of a Designated VHA Member or Affiliate. Schedule 16 details ADA's disaster plan. ADA shall provide VHA, and each RHCS, Designated VHA Member and Affiliate, upon request a written action plan describing procedures in the event their Primary Ordering Location should become unable to provide products under this Agreement. These action plans will be reviewed yearly by ADA and VHA and updated as required.
     (B) Computer Systems. ADA attests that, in the event its computer system should fail, it has access to another computer system which, under normal conditions, will be in operation in no more than 48 hours. Schedule 17 details ADA's computer capabilities. ADA will utilize manual ordering systems during periods in which its computer systems are not operative in order to provide an uninterrupted flow of Contract Products and Noncontract Products to the Designated VHA Members or Affiliates.
     (C)  EDI Capabilities.  Schedule  18 lists the EDI
capabilities required of ADA.
     (D)  VHA Quarterly Business Review.  ADA corporate
staff shall meet no less frequently than once each calendar quarter with VHA to discuss ADA's performance under this Agreement. This quarterly business review shall also be used to establish performance targets and goals and to review progress toward such targets and goals.
     (E) Reports to VHA. ADA shall provide to VHA reports as specified in Schedule 19. VHA may amend Schedule 19 at any time upon sixty (60) days written notice to the ADA. Failure to provide the required tapes, diskettes, or information by the deadline shall result in the following payments by ADA to VHA per calendar year:
     1st Failure:                  Written Warning
     2nd Failure:                  $500 Late Fee
     3rd Failure:                  $2,500 Late Fee
     4th Failure and
     each succeeding
     failure per
     calendar year:                $5,000 Late Fee

     (F) TQM/CQI Process. ADAs will support with VHA an initiative of Quality Improvement that will better serve the Designated VHA Member and Affiliate. Based on customer input, the ADAs shall provide a proactive team that services the Designated VHA Member and Affiliate based on lowering
total delivered cost.    (G)  VHA Fee.  With the
delivery of every monthly sales report listing the sales to each Designated VHA Member and Affiliate, ADA shall pay to VHA on the 10th of each month a "VHA Fee" calculated on total net sales of all Contract and Noncontract Products as follows:




     Designated VHA Member or      *
     Affiliate  Cost
     Plus from Price Matrix
     Including Payment Terms       VHA Fee

          Greater than [*]         [*] of total net sales
          [*]                 [*] of total net sales
          [*]                 [*] of total net sales
          [*]                 [*] of total net sales
          [*] or less              [*] of total net sales
Provided however, no VHA Fee shall be due on the sales of any VHA+PLUS products except those listed in Schedule 20.
     In the event any Designated VHA Member or Affiliate earning a Quarterly Performance Bonus results in an overpayment of the monthly VHA Fee, ADA shall recalculate the VHA Fee due for each affected Designated VHA Member or Affiliate and provide VHA with a detailed calculation and report of each adjustment. ADA may deduct the net adjustment for the calendar quarter in the next monthly VHA Fee provided ADA has delivered the adjustment calculation and report to VHA. In the event ADA fails to pay the VHA Fee when due, ADA shall pay VHA, in addition to the VHA Fee, a late charge of 0.75% per month, or the maximum allowed by law, whichever is less, on all amounts past due.
*[This confidential information has been omitted and filed separately with the Commission.]

  (H) Support of VHA-NET. In addition to the EDI capabilities required by Schedule 18, ADA shall cooperate and support VHA NET as new transaction sets data elements are added to the VHA-NET system. Specifically, purchase order acknowledgements should contain the same item pricing as invoices; ADA shall support the current version of HIBCC conventions and the four most recent preceding versions; ADA shall support HIBCC guidelines for asynchronous communications; ADA shall support increased modem speeds on VHA-NET; ADA shall include HIN's in its customer data fields; ADA will support the use of Common Category Database codes in product transactions; and ADA will refer questions regarding VHA-NET to the VHA-NET Customer Support Team.
     (I) ADA Representative Compensation System. ADA shall provide VHA a written summary of ADA representative's compensation plan no later than November 1 of each year. ADA shall provide VHA with the opportunity to make comments on such plan or plans.
     (J) VHA Access to Facilities and Personnel. ADA shall permit VHA and its authorized representatives access to ADA's facilities and personnel at all reasonable times upon reasonable request. ADA shall provide at no charge VHA with the necessary software to permit "read only" access to ADA's computer data (pricing, inventory, accounts receivable, fill rates, etc.) on an on-line basis.
     (K) Fraud and Abuse Disclosure. ADA represents and warrants that, as a seller, it will provide each Designated VHA Member and Affiliate with all information necessary to comply with the Medicare Medicaid fraud and abuse/anti-kickback statute (42 U.S.C. 1320a-7b) and the regulations issued thereunder, including, but not limited to, the appropriate disclosures with each and every Quarterly Performance Bonus paid.
     (L) Manufacturer Reports. ADA agrees to deliver all manufacturer tracing and rebate reports to each manufacturer for Contract Products no later than ten (10) days after the end of the month in which the sales reported took place.
     (M) Problem Resolution Policy. ADA shall follow a problem resolution policy for resolving issues with a Designated VHA Member or Affiliate. A copy of this policy is attached as Schedule 21.

     Section 9.  Drop Shipments.
     If a Vendor ships Contract Products or Noncontract Products directly to a Designated VHA Member or Affiliate (a "drop shipment") and the Vendor bills through ADA, such transaction will be subject to the terms of this Agreement.
     ADA may pass through to the Designated VHA Member or Affiliate any service charges levied by Vendor on ADA for drop shipments. ADA will notify VHA Members and Affiliates of any such service charges at the time of order.
     Section 10.  Service Level.
     In addition to its other service obligations under this Agreement, ADA shall provide the minimum level of service specified in Schedule 22 attached. Schedule 22 may be amended from time-to-time by the written agreement of the parties.
     Section 11.  General.
     (A) Risk of Loss and Insurance. As between ADA and the Designated VHA Members and Affiliates, ADA shall bear all risk of loss while Contract Products or Noncontract Products are in ADA's possession, custody, or control. ADA shall provide evidence to VHA that ADA is maintaining all-risk, full replacement cost insurance coverage for any such Contract Product or Noncontract Product. The Designated VHA Members and Affiliates shall not bear the risk of loss prior to their receipt of Contract Products or Noncontract Products. VHA shall never bear any risk of loss. ADA may satisfy the foregoing insurance requirements through its self-insurance program. In addition, ADA shall secure and maintain, at its own expense, commercial general liability insurance, including blanket contractual liability and products liability coverages with minimum limits of $2,000,000 per occurrence and $5,000,000 annual aggregate. Such insurance shall include VHA and Designated VHA Members and Affiliates as additional insureds. Within thirty (30) days from the date hereof, ADA shall submit to VHA a certificate of insurance attested by a duly authorized representative of the insurance carrier or carriers, evidencing that the insurance required by this Section is in force and in effect and that such insurance will not be canceled or materially changed without giving VHA at least thirty (30) days prior written notice. ADA's obligation to obtain and maintain the required insurance and submit the required certificate of insurance to VHA shall continue during the term of this Agreement and for five (5) years thereafter.
     (B) Exclusivity. In consideration that ADA will have access to confidential price information of VHA and the assistance of VHA in gaining access to Designated VHA Members and Affiliates, ADA shall not offer to sell or sell Contract Products or Noncontract Products or otherwise do business with any Designated VHA Member or Affiliate unless contemplated by this Agreement or approved in writing by VHA. ADA's entire relationship vis-a-vis products with the Designated VHA Members and Affiliates shall be governed by this Agreement.
     VHA and other persons may sell or distribute Contract Products, Noncontract Products or both to VHA Members and Affiliates who are not Designated VHA Members and Affiliates, and to Designated VHA Members and Affiliates. Nothing in this Agreement shall prohibit VHA from entering into any distribution agreement with a manufacturer that distributes its own products. VHA retains all its rights to manufacture, sell, market, and otherwise distribute goods and services to Designated VHA Members and Affiliates and to any other party.
     (C) Confidentiality. ADA shall not provide any usage, sales or purchase data relating to Designated VHA Members and Affiliates to any third party, except to the extent necessary to obtain credits, charge backs or meet other Vendor requirements or as required by applicable law. If ADA currently has in place a binding contract to supply usage, sales or purchase data to IMS America, Ltd., Selling Areas Marketing Inc. of Chicago, or any other data collection entity, ADA may continue to provide the information required by such contract until the expiration of such contract if no one or more of the Designated VHA Members and Affiliates is identified or identifiable therefrom either separately or as a group. ADA may renew any such contract, but ADA agrees to notify VHA in writing at least thirty (30) days before such renewal.
     ADA acknowledges that information supplied to it by VHA is the property of VHA. ADA agrees to hold confidential the terms, provisions and conditions of this Agreement and information which is market confidential and is supplied to it by VHA pursuant to or in connection with this Agreement or the Purchasing Agreements and to return any such information to VHA promptly upon the termination of this Agreement. ADA agrees to use such confidential information only in connection with the performance of its obligations under this Agreement. ADA shall not disclose such information to any third party except with the consent of VHA.
     VHA acknowledges that, as professional business people, ADA's sales representatives have access to information necessary to properly manage their territory. The terms of this Agreement will be provided to the sales and marketing team to ensure their thorough understanding of the program and its objectives. VHA agrees to hold in confidence the terms provisions and consideration of this Agreement.
     Notwithstanding any other provision of this Agreement, the obligations of ADA to maintain the confidentiality of the confidential information shall not apply to any portion of the confidential information that: (i) was in the public domain at the time of its disclosure to ADA or its affiliates; (ii) enters the public domain through no fault of ADA or its affiliates; (iii) was communicated to ADA or its affiliates by a third party free of any obligation of confidence; (iv) was developed by officers, employees, or agents of ADA or its affiliates independently of, and without reference to, the confidential information; (v) is already known to ADA or its affiliates at the time of receiving the confidential information.
     The obligations of ADA pursuant to this Section 11(C) shall survive for a period of three (3) years after the termination of this Agreement.
     (D) Warranty. ADA warrants that any product delivered hereunder shall be new, unopened and in its original packaging as received from the Vendor, having been stored in accordance with any Vendor instructions. ADA shall not sell any products without a reasonable warranty from the Vendor which is assignable to the Designated VHA Member or Affiliate.
     ADA agrees to take any action necessary, and any action reasonably requested, to effect the assignment of such manufacturers' warranty to the purchaser of the warranted product. ADA MAKES NO IMPLIED WARRANTIES OR OTHER EXPRESS WARRANTIES, INCLUDING ANY WARRANTY OF MERCHANTABILITY OR WARRANTY OF FITNESS FOR A PARTICULAR PURPOSE.
     (E) Relationship. Each party to this Agreement has only the authority granted by this Agreement. Neither party shall take any action on behalf of the other party unless consented to in writing by the other party.
     (F) Financial Statements. ADA will supply to VHA upon request and at least annually copies of ADA's annual audited financial reports. Such reports shall include, at a minimum, an income statement, balance sheet, statement of equity, statement of cash flows, all footnotes and such other information as VHA may reasonably request.
     (G) Federal Access. Until the expiration of four years after ADA furnishes any service under this Agreement, ADA will maintain and, upon the request of the Secretary of the U.S. Department of Health and Human Services, the Comptroller General of the United States, or a representative of either of them, ADA will make available to such requesting person, this Agreement and all books, documents and records that are necessary to certify the nature and extent of costs claimed to Medicare by any Designated VHA Member or Affiliate with respect to any services provided by ADA under this Agreement. Whether or not ADA is permitted hereunder to do so, if ADA carries out any of the duties of this Agreement through a subcontract, with a value or cost of $10,000.00 or more over a twelve-month period, with a related organization or person, then ADA agrees to cause such related organization or person to, and to include in any such subcontract clauses and provisions to the effect that, such related organization or person agrees to maintain, and upon the request of the Secretary of the U.S. Department of Health and Human Services, the Comptroller General of the United States, or a representative of either of them, make available to such requesting person the subcontract and all books, documents and records that are necessary to certify the nature and extent of costs claimed to Medicare by any Designated VHA Member or Affiliate with respect to any services provided under such subcontract.
     (H) Compliance With All Laws. Each party to this Agreement represents and warrants to the other party that it does and will comply with all laws in connection with this Agreement and the performance of its obligations hereunder; provided, however, without limiting the generality of the foregoing, ADA shall provide documentation to VHA upon request to demonstrate compliance with all applicable OSHA and EEOC requirements.
     (I) Indemnification. ADA agrees to indemnify VHA, the Designated VHA Members and Affiliates and their respective affiliates, directors, officers, employees, agents, servants, and representatives, upon demand for and against any claim, loss, liability, or expense (including attorneys' fees and other expenses of litigation) incurred by any of them in connection with or as a result of any act, or failure to act, by ADA, its affiliates, directors, officers, employees, agents, servants, or representatives or any breach by ADA of this Agreement, provided, however, that such indemnity shall not extend to any claim, loss, liability or expense resulting from the negligence or willful misconduct of the party to be indemnified.
     (J) Assignment. This Agreement is binding on the parties hereto and shall inure to the benefit of and be binding upon the successors and assigns of the parties. Neither this Agreement nor either party's rights and obligations under this Agreement may be assigned, pledged, or encumbered without the prior written consent of the other party. For purposes of this paragraph, any transfer, sale, merger or consolidation of ADA, or a substantial portion of ADA's assets, whether by contract, agreement or operation of law, shall be deemed an assignment and require the prior written consent of VHA.
     (K) Entire Agreement, Modification, Amendment, Waiver. This Agreement constitutes the entire agreement between the parties. No modification, amendment or waiver of any provision of this Agreement will be effective unless approved in writing by VHA and ADA. The failure of VHA, any Designated VHA Member or Affiliate, or ADA at any time to enforce any provision of this Agreement will not be construed as a waiver of such provision and will not affect the right of VHA, the Designated VHA Members and Affiliates or ADA thereafter to enforce each and every provision of this Agreement in accordance with its terms.
     (L) Choice of Law. In the event of any dispute between VHA and ADA, this Agreement shall be governed by the internal laws of the State of Texas. Any dispute between ADA and a Designated VHA Member or Affiliate shall be construed in accordance with the local laws of the location of such Designated VHA Member or Affiliate.
     (M) Third-Party Beneficiaries. The Designated VHA Members and Affiliates are intended third-party beneficiaries hereunder and may enforce any of the terms of this Agreement against ADA.
     (N) Severability. If this Agreement, or any one or more of the provisions hereof, shall be held invalid, illegal, or unenforceable within any governmental jurisdiction or subdivision thereof, this Agreement or any such provision or provisions shall not as a consequence thereof be deemed to be invalid, illegal or unenforceable in any other governmental jurisdiction or subdivision thereof. If any provisions in this Agreement shall be held invalid, illegal or unenforceable, such invalidity, illegality or unenforceability shall not affect any other provision of this Agreement; this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein, and there shall be deemed substituted such other provision as will most nearly accomplish the intent of the parties to the extent permitted by applicable law.
     (O) Authority. Each party represents that the execution, delivery, and performance of this Agreement have been duly authorized by all required action on such party's part, that such party has the full power to make and perform this Agreement and that this Agreement constitutes the legal, valid, and binding obligation of such party, enforceable in accordance with its terms.
     (P) Force Majeure. ADA shall be excused for failure to perform hereunder if failure is caused by fire, shortages of goods caused by national crisis, unavoidable casualties, Acts of God, or any other matters beyond ADA's control.
     (Q) Books and Records, Audit. ADA shall keep, maintain and preserve complete, current and accurate books, records and accounts of the transactions contemplated hereby and such additional books, records and accounts as are necessary to establish and verify ADA's compliance hereunder. All such books, records and accounts shall be available for inspection and audit by VHA and its authorized representatives at any time during the term of this Agreement and for two (2) years thereafter, but no more frequently than twice in any consecutive twelve month period and only during reasonable business hours and upon reasonable notice. The exercise by VHA of the right to inspect and audit is without prejudice to any other or additional rights or remedies of either party hereto.
     (R) Favored Customer Pricing. Notwithstanding anything to the contrary contained herein, the price for each product and service under this Agreement to Designated VHA Members and Affiliates will be no greater than the lowest price charged by ADA during the term hereof for such product or service to any other customer of ADA, other than the federal government. As competitive situations arise during the term of this Agreement, it will be necessary for VHA and ADA to mutually agree on meeting specific competitive situations that are strategically important to VHA and ADA.
     Section 12.  Term and Termination.
     This Agreement will become effective upon execution as to each Designated VHA Member and Affiliate to which ADA is distributing products as of the date of this Agreement. This Agreement will commence on January 1, 1994, and continue in force until December 31, 1996, unless terminated sooner as provided in this Section; provided that either party may at any time terminate this Agreement with or without cause, by delivering not less than ninety (90) days prior written notice thereof to the other party; and provided that VHA may terminate this Agreement, in whole or in part, upon thirty
(30) days written notice in the event of any breach or non-performance by ADA, provided ADA has not cured the breach within said 30 days. This Agreement maybe extended for up to two additional one year terms unless VHA notifies ADA in writing ninety (90) days prior to the anniversary date of this Agreement.


     Section 13.  Notices.
     (A) All notices given under any of the provisions of this Agreement shall be deemed duly given to VHA or the Designated VHA Members and Affiliates if mailed by registered or certified mail, return receipt requested, to:
          Voluntary Hospitals of America, Inc.
          300 Decker Drive
          Irving, Texas  75062
or to such other address as VHA may designate in writing by notice to ADA as provided in this Section 13.
     (B) All notices given under any of the provisions of this Agreement shall be deemed duly given to ADA if mailed by registered or certified mail to:
          ____________________________________
          ____________________________________
          ____________________________________
          ____________________________________
          ____________________________________


or to such other address as ADA may designate in writing by notice to VHA as provided in this Section 13.
     IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.
                    Voluntary Hospitals of America, Inc.
("VHA")

                    By:  _______________________________
                         Dwight Winstead
                         Executive Vice President


                    __________________________________
                    ("Authorized Distribution Agent")



                    By:  ________________________________

Title:_______________________________

                         SCHEDULE 1
           DESIGNATED VHA MEMBERS AND AFFILIATES

      [List of Members and Affiliates assigned to ADA]

SCHEDULE 1 - MEMBERS & AFFILIATES ASSIGNED TO ADA

Lic. #   Hospital
City     State
ADA:          OWENS & MINOR

P291     Atmore Community Hospital
Atmore   AL
P381     Baptist Health Services Corp.
Montgomery                                       AL
H018     Baptist Health Services, Inc.
Gadsden  AL
P315     Baptist Medical Center-Cherokee
Centre   AL
P344     Baptist Medical Center-Dekalb
Ft. Payne                                        AL
P294     Baptist Medical Center-Montclair
Birmingham                                       AL
P295     Baptist Medical Center-Princeton
Birmingham                                       AL
P346     Baptist Memorial Hospital
Gadsden  AL
P309     Boaz-Albertville Medical Center
Boaz     AL
P409     Citizens Baptist Medical
         Center (BMC)
Talladega                                        AL
DAJU     Coosa Valley Medical Center
Sylacauga                                        AL
P320     Cullman Medical Center
Cullman  AL
P310     D.W. McMillan Memorial Hospital
Brewton  AL
W431     DCH Healthcare Authority
Tuscaloosa                                       AL
P414     DCH Regional Medical Center
Tuscaloosa                                       AL
P415     DCH Rehabilitation Pavilion
Tuscaloosa                                       AL
P323     Decatur General Hospital
Decatur  AL
P341     Eliza Coffee Memorial Hospital
Florence AL
P337     Fayette County Hospital
Fayette  AL
P357     Guntersville-ARAB Medical Center
Guntersville                                     AL
P363     Huntsville Hospital
Huntsville                                       AL
W133     Infirmary Health System, Inc.
Mobile   AL
W425     Jackson County Health Care Authority
Scottsboro                                       AL
P402     Jackson County Hospital
Scottsboro                                       AL
VH65     Marshall County Health Care Authority
Boaz     AL
P391     Mizell Memorial Hospital, Inc.
Opp      AL
P375     Mobile Infirmary Medical Center
Mobile   AL
P292     North Baldwin Hospital
Bay Ninette                                      AL
P311     North Jackson Hospital
Bridgeport                                       AL
P281     Northeast Alabama Regional
         Medical Center
Anniston AL
P388     Northport Hospital - DCH
Northport                                        AL
P394     Phenix Medical Park Hospital
Phenix City                                      AL
P136     Regional Health Services, Inc.
Anniston AL
W534     Rotary Rehabilitation Hospital
Mobile   AL
P285     Shelby Medical Center
Alabaster                                        AL
P342     South Baldwin Hospital
Foley    AL
P070     The Baptist Medical Centers
Birmingham                                       AL
P336     Thomas Hospital
Fairhope AL
P404     Vaughan Regional Medical Center
Selma    AL
P318     Vaughan-Chilton Medical Center
Clanton  AL
P317     Washington County Infirmary
Chatom   AL

VHE1     Medlantic Healthcare Group
Washington                                       DC
VHE4     National Rehabilitation Hospital
Washington                                       DC
S525     Washington Hospital Center
Washington                                       DC

W135     Alachua General Hospital, Inc.
Gainesville                                      FL
VH66     Baptist Health Care Corporation
Pensacola                                        FL
P016     Baptist Hospital, Inc.
Pensacola                                        FL
U900     Bay Medical Center
Panama City                                      FL
U862     Bayfront Medical
         Center, Inc.
St. Petersburg FL
V514     Bethesda Memorial Hospital, Inc.
Boynton Beach                                    FL
V516     Boca Raton Community Hospital,
         Inc.
Boca Raton                                       FL
U854     Bradford Hospital
Starke   FL
V499     Cape Canaveral Hospital
Cocoa Beach                                      FL
V448     Citrus Memorial Hospital
Inverness                                        FL
U826     Good Samaritan Medical Center
West Palm Beach                                  FL
P033     Gulf Breeze Hospital
Gulf Breeze                                      FL
W539     Halifax Health Care Systems, Inc.
Daytona Beach                                    FL
V490     Halifax Medical Center
Daytona Beach                                    FL
W509     Holmes Regional Healthcare
         Systems, Inc.
Melbourne                                        FL
V403     Holmes Regional Medical Center
Melbourne                                        FL
V433     Jay Hospital
Jay      FL
V425     Lake Shore Hospital, Inc.
Lake City                                        FL
V420     Lakeland Regional Medical Center
Lakeland FL
V471     Lee Memorial Hospital
Fort Myers                                       FL
W502     Martin Memorial Health Systems
Stuart   FL
U853     Martin Memorial Medical Center
Stuart   FL
VMB6     Mease Health Care
Dunedin  FL
V486     Mease Hospital
Dunedin  FL
VHDJ     Mease Hospital Countryside
Safety Harbor                                    FL
V443     Methodist Medical Center
Jacksonville                                     FL
U915     Munroe Regional Medical Center
Ocala    FL
U906     Orlando Regional Healthcare
         System
Orlando  FL
H040     Sand Lake Hospital
Orlando  FL
V467     Santafe Healthcare, Inc.
Gainesville                                      FL
V451     SMK Homestead Hospital
Homestead                                        FL
U867     South Miami Health System, Inc.
South Miami                                      FL
U864     St. Cloud Hospital
St. Cloud                                        FL
V438     St. Luke's Hospital
Jacksonville                                     FL
V411     Suwannee Hospital, Inc.
Live Oak FL
U851     Tallahassee Memorial Regional
         Medical Center
Tallahassee                                      FL
U839     University Community Hospital,
         Inc.
Tampa    FL
W532     Upreach Pavilion
Gainesville                                      FL
U832     Venice Hospital
Venice   FL
W537     Vista Pavilion
Gainesville                                      FL

V146     Athens Regional Medical Center
Athens   GA
W581     Brooks County Hospital
Quitman  GA
W547     Buford Hospital
Buford   GA
U998     Candler Health System
Savannah GA
V113     Cobb Hospital & Medical Center
Austell  GA
V014     Colquitt Regional Medical Center
Moultrie GA
DEIG     Columbus Ambulatory Healthcare
         Services, Inc.
Columbus GA
V088     Columbus Regional Healthcare
         System, Inc.
Columbus GA
V075     Dekalb Medical Center
Decatur  GA
V004     Floyd Medical Center
Rome     GA
V102     Grady General Hospital
Cairo    GA
V032     Gwinnett Hospital System
Lawrenceville                                    GA
V078     Hamilton Medical Center, Inc.
Dalton   GA
W548     Joan Glancy Memorial Hospital
Duluth   GA
V390     John D. Archbold Memorial
         Hospital
Thomasville                                      GA
V024     Kennestone Hospital
Marietta GA
P266     Kennestone Hospital at Windy Hill
Marietta GA
W521     Kennestone Regional Health Care
         System, Inc.
Marietta GA
V033     Louis Smith Memorial Hospital
Lakeland GA
V103     Marion Memorial Hospital and
         Nursing Home
Buena Vista                                      GA
V027     Medical Center of Central Georgia
Macon    GA
V100     Mitchell County Hospital
         Authority
Camilla  GA
V011     Newman Hospital
Newman   GA
V050     Northeast Georgia Health
         Services, Inc.
Gainesville                                      GA
DDGR     Northridge Hospital
Columbus GA
V151     Phoebe Putney Memorial Hospital
Albany   GA
V126     Piedmont Hospital
Atlanta  GA
V099     R.T. Jones Regional Hospital
Canton   GA
V124     Scottish Rite Children's Medical
         Center
Atlanta  GA
V065     South Fulton Medical Center
East Point                                       GA
V385     South Georgia Medical Center
Valdosta GA
DIYT     Summitridge
Lawrenceville                                    GA
V149     Sumter Regional Hospital
Americus GA

P264     Burlington Medical Center
Burlington                                       IA
W423     Covenant Medical Center, Inc.
Waterloo IA
U638     Covenant Medical Center-Kimball
Waterloo IA
U637     Covenant Medical Center-W, Ninth
Waterloo IA
U687     Delaware County Memorial Hospital
Manchester                                       IA
U750     Floyd County Memorial Hospital
Charles City                                     IA
U712     Grinnell General Hospital
Grinnell IA
U677     Henry County Health Center
Mt. Pleasant                                     IA
U685     Jackson County Public Hospital
Maquoketa                                        IA
U718     Jefferson County Hospital
Fairfield                                        IA
U656     Merrill Pioneer Community
         Hospital
Rock Rapids                                      IA
P024     Ottumwa Regional Health Center
Ottumwa  IA
U755     Sartori Memorial Hospital
Cedar Falls                                      IA
U735     St. Luke's Hospital
Davenport                                        IA
U753     St. Luke's Methodist Hospital
Cedar Falls                                      IA
U724     The Finley Hospital
Dubuque  IA
U716     Trinity Regional Hospital of
         Ft. Dodge
Ft. Dodge                                        IA

H042     Acadia-St. Landry Hospital
Church Point                                     LA
W533     Alton Ochsner Medical Foundation
New Orleans                                      LA
T809     Beauregard Memorial Hospital
Deridder LA
T821     Bunkie General Hospital
Bunkie   LA
T771     Lake Charles Memorial Hospital
Lake Charles                                     LA
T747     Natchitoches Parish Hospital
Natchitoches                                     LA
T691     North Caddo Hospital Service
         District
Vivian   LA
T734     Ochsner Foundation Hospital
New Orleans                                      LA
T774     Our Lady of Lourdes Regional
         Medical Center
Lafayette                                        LA
T829     Our Lady of the Lake Regional
         Medical Center
Baton Rouge                                      LA
T733     Pendleton Memorial Methodist
         Hospital
New Orleans                                      LA
T840     Rapides Regional Medical Center
Alexandria                                       LA
T750     St. Francis Medical Center, Inc.
Monroe   LA
T700     Willis-Knighton Medical Center
Shreveport                                       LA
P020     Willis-Knighton South
Shreveport                                       LA

R464     Calvert Memorial Hospital Prince
Frederick                                        MD
R483     Fallston General Hospital
Fallston MD
R475     Harford Memorial Hospital
Havre de Grace MD
R487     The Memorial Hospital at
         Easton, Maryland, Inc.
Easton   MD
W469     Upper Chesapeake Health
         System, Inc.
Fallston MD

U542     Abbott-Northwestern Hospital,
         Inc.
Minneapolis                                      MN
U622     Arlington Municipal Hospital
Arlington                                        MN
U484     Bethesda Lutheran Hospital
St. Paul MN
U604     Canby Community Health Services
Canby    MN
DHLY     Canby Medical Center
Canby    MN
U492     Divine Redeemer Memorial Hospital
South St. Paul                                   MN
DHZO     Greater Staples Hospital
Staples  MN
U567     Harmony Community Hospital, Inc.
Harmony  MN
W416     Healtheast of Minnesota
St. Paul MN
U562     Hutchinson Community Hospital
Hutchinson                                       MN
U546     Immanuel-St. Joseph's Hospital
Mankato  MN
U558     Karlstad Health Facilities
Karlstad MN
U579     Lake Region Hospital & Nursing
         Home
Fergus Falls                                     MN
U556     Lakefield Municipal Hospital&
         Colonial NURS. Home
Lakefield                                      MN
W500     Lifespan, Inc.
Minneapolis                                    MN
U549     Madelia Community Hospital
Madelia  MN
U605     Memorial Hospital
Cambridge                                      MN
U510     Memorial Hospital and Home
Perham   MN
U536     Methodist Hospital                    St.
Louis Park                                     MN
U485     Midway Hospital                       St.
Louis    MN
U534     Minneapolis Children's Medical
         Center
Minneapolis                                    MN
U494     Murray County Memorial Hospital
Slayton  MN
U617     North Country Regional Hospital
Bemidji  MN
U504     Redwood Falls Municipal Hospital
Redwood Falls                                  MN
V321     Rice Memorial Hospital
Willmar  MN
V328     Ridgeview Medical Center
Waconia  MN
U499     Roseau Area Hospital District
Roseau   MN
P005     Saint Cloud Hospital                  St.
Cloud    MN
U489     Springfield Community Hospital
Springfield                                    MN
W455     St. John's Northeast Hospital
Maplewood                                      MN
U479     St. Joseph's Hospital                 St.
Paul     MN
U590     St. Luke's Hospital of Duluth
Duluth   MN
P172     St. Peter Community Hospital          St.
Peter    MN
U523     Stevens Community Memorial Hospital,
         Inc.
Morris   MN
U470     Tracy Municipal Hospital
Tracy    MN
U491     Tweeten/Lutheran Health Care Center,
         Inc.
Spring Grove                                   MN
V325     Waseca Area Memorial Hospital, Inc.
Waseca   MN
U486     Watonwan Memorial Hospital            St.
James    MN
U545     Weiner Memorial Medical Center
Marshall MN
V319     Windom Area Hospital
Windom   MN

P017     Baldwyn Hospital
Baldwyn  MS
P035     Forrest General Hospital
Hattiesburg                                    MS
V347     Greenwood Leflore Hospital
Greenwood                                      MS
V345     Hardy Wilson Memorial Hospital
Hazlehurst                                     MS
U969     Jeff Anderson Regional Medical
         Center
Meridian MS
V356     Magnolia Hospital
Corinth  MS
P075     Memorial Hospital at Gulfport
Gulfport MS
U976     Moxubee General Hospital
Macon    MS
W176     Ocean Springs Hospital                Ocean
Springs  MS
U960     Okolona Community Hospital
Okolona  MS
U951     Oktibbeha County Hospital
Starksville                                    MS
P007     Singing River Hospital
Pascagoula                                     MS
VHB5     Singing River Hospital System
Pascagoula                                     MS
V370     South Panola Community Hospital
Batesville                                     MS
W267     Southwest Mississippi Regional
         Medical Center
McComb   MS

V334     St. Dominic-Jackson Memorial
         Hospital
Jackson  MS

W432     Carolina Medicorp, Inc.
Winston-Salem                                  NC
W035     Carolinas Medical Center
Charlotte                                      NC
VV05     Charlotte Mecklenburg Hospital
         Authority
Charlotte                                      NC
W034     Charlotte Rehabilitation Hospital
Charlotte                                      NC
V922     Community General Hospital of
         Thomasville, Inc.
Thomasville  NC
V968     Davie County Hospital
Mocksville                                     NC
P015     Forsyth Memorial Hospital
Winston-Salem                                  NC
W393     Hawthorne Surgical Center
Winston-Salem                                  NC
V985     Huntersville Oaks Nursing Home
Huntersville                                   NC
V907     Medical Park Hospital
Winston-Salem                                  NC
V945     Nash General Hospital, Inc.           Rocky
Mount    NC
DSTG     Sardis Nursing Home
Charlotte                                      NC
W464     University Hospital
Charlotte                                      NC
W435     Wake County Hospital System, Inc.
Raleigh  NC
V950     Wake Medical Center
Raleigh  NC
V996     Wesley Long Community Hospital, Inc.
Greensboro                                     NC
DETC     Western Wake Medical Center
Cary     NC

T409     Cavalier County Memorial Hospital
Langdon  ND
T412     Hillsboro Community Hospital
Hillsboro                                      ND
T411     Jamestown Hospital
Jamestown                                      ND
T438     Medcenter One Health Systems
Bismarck ND
P006     St. Luke's Association
Fargo    ND
T417     The United Hospital                   Grand
Forks    ND
T402     Trinity Medical Center
Minot    ND
T419     Unity Hospital
Grafton  ND

Q104     Eastern New Mexico Medical Center
Roswell  NM

DDLM     Baptist Healthcare of Oklahoma, Inc.
Oklahoma City                                  OK
V588     Baptist Medical Center of Oklahoma
Oklahoma City                                  OK
V601     Baptist Regional Health Center
Miami    OK
V631     Bass Memorial Baptist Hospital
Enid     OK
V655     Blackwell Regional Hospital
Blackwell                                      OK
V653     Bristow Memorial Hospital
Bristow  OK
V586     Deaconess Hospital
Oklahoma City                                  OK
V638     Drumright Memorial Hospital
Drumright                                      OK
V637     Duncan Regional Hospital, Inc.
Duncan   OK
V571     Eastern Oklahoma Medical Center
Poteau   OK
V570     Grand Valley Hospital
Pryor    OK
V622     Grove General Hospital
Grove    OK
V544     Hillcrest Medical Center
Tulsa    OK
V666     Jackson County Memorial Hospital
Altus    OK
V658     Jane Phillips Episcopal Hospital,
         Inc.
Bartlesville                                   OK
V621     Logan Hospital & Medical Center
Guthrie  OK
V602     McAlester Regional Health Center
McAlester                                      OK
V660     Memorial Hospital of Southern
         Oklahoma
Ardmore  OK
V599     Midwest City Regional Hospital
Midwest City                                   OK
V596     Muskogee Regional Medical Center
Muskogee OK
V592     Norman Regional Hospital
Norman   OK
Q038     Oklahoma Healthcare Corp.
Oklahoma City                                  OK
V574     Pawnee Municipal Hospital
Pawnee   OK
DJDL     SMC Health Services Corporation
Oklahoma City                                  OK
V581     Southwest Medical Center
Oklahoma City                                  OK
V598     Southwest Medical Center-Moore
Moore    OK
V540     St. John Medical Center
Tulsa    OK
V556     Stillwater Medical Center
Stillwater                                     OK
V555     Stroud Municipal Hospital
Stroud   OK
V668     Valley View Regional Hospital
ADA      OK

U321     Tuality Community Hospital, Inc.
Hillsboro                                      OR
U328     Tuality Forest Grove Hospital
Forest Grove                                   OR
U304     Willamette Falls Hospital
Oregon City                                    OR

R549     York Hospital
York     PA

V834     Baker Hospital
Charleston                                     SC
V882     Baptist Medical Center at Columbia
Columbia SC
V869     Baptist Medical Center Easley
Easley   SC
V889     Roper Hospital
Charleston                                     SC
VWF3     South Carolina Baptist Hospitals,
         Inc.
Columbia SC

T457     Sioux Valley Hospital                 Sioux
Falls    SD

DJIG     Baptist Healthcare Group
Nashville                                      TN
DJII     Baptist Healthcare Group-Miller
         Medical Group
Nashville                                      TN
DJIH     Baptist Healthcare Group-Nashville
         MedicalGroup
Nashville                                      TN
P012     Baptist Hospital, Inc.
Nashville                                      TN
R865     Clarksville Memorial Hospital
Clarksville                                    TN
R864     Cookeville General Hospital
Cookeville                                     TN
R861     Cumberland Medical Center
Crossville                                     TN
R825     East Tennessee Children's Hospital
Knoxville                                      TN
VV16     Fort Sanders Alliance
Knoxville                                      TN
R808     Fort Sanders Loudon Medical Center
Loudon   TN
R821     Fort Sanders Parkwest Medical Center
Knoxville                                      TN
R824     Fort Sanders Regional Medical Center
Knoxville                                      TN
P021     Fort Sanders-Sevier Medical Center
Sevierville                                    TN
R859     Goodlark Medical Center, Inc.
Dickson  TN
R746     Hardin County General Hospital
Savannah TN
R846     Harriman City Hospital
Harriman TN
R735     Jessee Holman Jones Hospital
Springfield                                    TN
R865     Maury Regional Hospital
Columbia TN
R757     Methodist Medical Center of
         Oak Ridge                             Oak
Ridge    TN
R775     Middle Tennessee Medical Center,
         Inc.
Murfreesboro                                   TN
R851     Williamson Medical Center
Franklin TN

S865     All Saints Episcopal Hospital         Fort
Worth    TX
W482     All Saints Hospital * Cityview        Fort
Worth    TX
T049     Angleton-Danbury General Hospital
Angleton TX
T044     Arlington Memorial Hospital
Arlington                                      TX
T020     Baptist Healthcare System
Beaumont TX
DBZG     Baptist Hospital, Orange
Orange   TX
T943     Baptist Medical Center                San
Antonio  TX
W519     Baptist Memorial Hospital System      San
Antonio  TX
P495     Baylor Center for Restorative Care
Dallas   TX
W515     Baylor Health Care System
Dallas   TX
S931     Baylor Institute for Rehabilitation
Dallas   TX
S873     Baylor Medical Center at Ennis
Ennis    TX
S836     Baylor Medical Center at Garland
Garland  TX
S817     Baylor Medical Center at Grapevine
Grapevine                                      TX
T863     Baylor Medical Center at Waxahachie
Waxahachie                                     TX
S942     Baylor University Medical Center
Dallas   TX
S996     Brownfield Regional Medical Center
Brownfield                                     TX
S939     Children's Medical Center of Dallas
Dallas   TX
S943     CDON Memorial Hospital & Home
Dalhart  TX
T976     Frio Hospital
Pearsall TX
T056     High Plains Baptist Hospital
Amarillo TX
T867     Hillcrest Baptist Medical Center
Waco     TX
U083     Irving Healthcare System
Irving   TX
T894     King's Daughters Hospital
Temple   TX
U046     Lamb Healthcare Center
Littlefield                                    TX
S815     Limestone Medical Center
Groesbeck                                      TX
VV00     Lubbock Methodist Hospital
         System, Inc.
Lubbock  TX
U055     Medical Arts Hospital
Lamesa   TX
U025     Memorial Hospital
Marshall TX
DAJR     Memorial Hospital - The Woodlands     The
Woodlands                                      TX
U013     Memorial Hospital and Medical Center
Midland  TX
P029     Memorial Hospital Northwest
Houston  TX
P028     Memorial Hospital Southeast
Houston  TX
P009     Memorial Hospital Southwest
Houston  TX
W514     Memorial Hospital System
Houston  TX
DGMK     Methodist Children's Hospital
Lubbock  TX
U035     Methodist Hospital
Lubbock  TX
W560     Methodist Hospital Levelland
Levelland                                      TX
VV14     Middleton General Hospital
Irving   TX
T875     Mother Frances Hospital
Tyler    TX
DAFF     Muleshoe Area Medical Center
Muleshoe TX
DFGG     North Central Baptist Hospital        San
Antonio  TX
T938     Northeast Baptist Hospital            San
Antonio  TX
U087     Northeast Medical Center Hospital
Humble   TX
S978     Panola General Hospital
Carthage TX
T050     Permian General Hospital
Andrews  TX
S885     Providence Memorial Hospital          El
Paso     TX
T958     Richardson Medical Center
Richardson                                     TX
T946     Shannon Medical Center                San
Angelo   TX
T930     Southeast Baptist Hospital            San
Antonio  TX
T030     St. David's Health Care System
Austin   TX
T926     St. Luke's Lutheran Hospital          San
Antonio  TX
S807     Valley Baptist Medical Center
Harlingen                                      TX
T886     Wadley Regional Medical Center
Texarkana                                      TX
U008     Ward Memorial Hospital
Monahans TX
T850     Wichita General Hospital
Wichita Falls                                  TX
S870     Wilson Memorial Hospital
Floresville                                    TX
T913     Wilson N. Jones Memorial Hospital
Sherman  TX

W525     Centra Health, Inc.
Lynchburg                                      VA
S614     Children's Health System, Inc.
Norfolk  VA
S625     Lynchburg General Marshall Lodge Hospitals,
Inc.     Lynchburg                             VA
S662     Martha Jefferson Hospital
Charlottesville                                VA
S646     Mary Washington Hospital
Fredericksburg                                 VA
W504     MWH Medicorp
Fredericksburg                                 VA
S672     National Hospital for Orthopaedics and
Rehabilitation
Arlington                                      VA
S637     Rockingham Memorial Hospital
Harrisonburg                                   VA
S554     Sentara Bayside Hospital
Virginia Beach                                 VA
S640     Sentara Hampton General Hospital
Hampton  VA
P004     Sentara Health System, Inc.
Norfolk  VA
S609     Sentara Leigh Hospital
Norfolk  VA
S607     Sentara Norfolk General Hospital
Norfolk  VA
S647     Southampton Memorial Hospital
Franklin VA
S677     The Alexandria Hospital
Alexandria                                     VA
S673     The Arlington Hospital
Arlington                                      VA
S551     The Fauquier Hospital, Inc.
Warrenton                                      VA
S624     Virginia Baptist Hospital
Lynchburg                                      VA

W620     Allenmore Hospital
Tacoma   WA
W498     Multicare Medical Center
Tacoma   WA
V361     Tacoma General Hospital
Tacoma   WA


                 SCHEDULE 2 - ADA BRANCHES

ADA:  OWENS & MINOR

BRANCH
- - - --------------------

ATLANTA
AUGUSTA
BIRMINGHAM
DALLAS
FT.LAUDERDALE
HARLINGEN
HOUSTON
JACKSON
JACKSONVILLE
KNOXVILLE
MEMPHIS
MINNEAPOLIS
NEW ORLEANS
NORFOLK
OKLAHOMA CITY
ORLANDO
PORTLAND
RALEIGH
RICHMOND
SAVAGE
SHREVEPORT


                         SCHEDULE 3
                REGIONAL HEALTH CARE SYSTEMS
VHA ALABAMA, INC.
Two Perimeter Park S., Ste. 404W
Birmingham, AL  35243
(205) 970-2300
FAX:   (205) 970-2333

VHA CAROLINAS-TENNESSEE, INC.
Water Oak Bldg.
8720 Red Oak Blvd., Ste. 505
Charlotte, NC  28217
(704) 522-8056
FAX:   (704) 522-7912

VHA CENTRAL,INC.
100 Old Wilson Bridge Rd., Ste. 109
Worthington, OH  43085
(614) 436-1165
FAX:   (614) 436-4236

VHA EAST, INC.
200 Berwyn Park, Ste. 202
Berwyn, PA  19312
(215) 296-2558
FAX:   (215) 296-8850

VHA OF FLORIDA, INC.
3030 N. Rocky Point Dr. W., Ste. 750
Tampa, FL  33607
(813) 281-1080
FAX:   (813) 281-1173

VHA GEORGIA, INC.
900 Circle 75 Pkwy., Ste. 1450
Atlanta, GA  30339
(404) 850-7400
FAX:   (404) 850-7430

VHA GREAT RIVERS, INC.
235 S. Fifth St.
Springfield, IL  62701
(217) 753-0395
FAX:   (217) 753-2078

VHA GULF STATES, INC.
2431 S. Acadian Thruway, Ste. 540
Baton Rouge, LA  70808
(504) 922-4020
FAX:   (504) 922-4023

VHA HEALTHFRONT, INC.
600 W. Cummings Park, Ste. 3900
Woburn, MA  01801-6349
(617) 938-9000
FAX:   (617) 938-1090

VHA IOWA, INC.
866 First Ave. N.E.
Cedar Rapids, IA  52402
(319) 366-6652
FAX:   (319) 366-3050

VHA METRO NEW YORK, INC.
Cedar Plaza
20 Cedar St., Ste. 301
New Rochelle, NY  10801
(914) 633-0064
FAX:   (914) 633-0548

VHA MICHIGAN, INC.
3940 Peninsular Dr., SE, Ste. 280
Grand Rapids, MI  49546
(616) 956-6555
FAX:   (616) 956-7884

VHA MID-AMERICA, INC.
4400 College Blvd., Ste. 160
Overland Park, KS  66211
(913) 345-2422
FAX:   (913) 345-1868

VHA MID-ATLANTIC STATES, INC.
1033 N. Fairfax St., Ste. 400
Alexandria, VA  22314
(703) 549-3031
FAX:   (703) 549-3721

VHA MIDLANDS, INC.
7912 Davenport St.
Omaha, NE  68114
(402) 392-2688
FAX:   (402) 392-2887

VHA MIDWEST, INC.
O'Hare Corporate Center
1300 W. Higgins Rd., Ste. 210
Park Ridge, IL  60068
(312) 693-7050
FAX:   (312) 693-2894

VHA MOUNTAIN STATES, INC.
2060 Broadway, Ste. 300
Boulder, CO  80302
(303) 545-9300
FAX:   (303) 444-3704

VHA NEW ENGLAND, INC.
100 Commercial St., Ste. 406
Portland, ME  04101
(207) 761-2905
FAX:   (207) 761-2415

VHA OF NEW JERSEY, INC.
68A S. Main St.
Cranbury, NJ  08512
(609) 395-7776
FAX:   (609) 395-9050

VHA NORTH CENTRAL, INC.
3600 W. 80th St., Ste. 550
Minneapolis, MN  55431
(612) 896-3424
FAX:   (612) 896-3425

VHA OF OKLAHOMA, INC.
Lakepointe Towers West
4013 NW Expwy., Ste. 675
Oklahoma City, OK  73116
(405) 843-1500
FAX:   (405) 848-1813

VHA PACIFIC, INC.
Tishman Office Center
2175 N. California Blvd., Ste. 310
Walnut Creek, CA  94596
(510) 933-2121
FAX:   (510) 947-1497

VHA PENNSYLVANIA, INC.
Foster Plaza, Bldg. I, 3rd Fl.
415 Holiday Dr.
Pittsburgh, PA  15220
(412) 922-9124
FAX:   (412) 922-9345

VHA SOUTHERN NEW ENGLAND, INC.
Winding River Office Park
74 Scott Swamp Rd.
Farmington, CT  06032
(203) 674-1774
FAX:   (203) 674-1953

VHA SOUTHWEST, INC.
14901 Quorum Dr., Ste. 200
Dallas, TX  75240
(214) 490-0433
FAX:   (214) 490-0204

VHA TRI-STATE, INC.
8900 Keystone Crossing, Ste. 480
Indianapolis, IN  46240
(317) 574-7170
FAX:   (317) 574-7173

VHA UPSTATE NEW YORK, INC.
5000 Campuswood Dr., Ste. 102
East Syracuse, NY  13057
(315) 432-1340
FAX:   (315) 433-2320

VHA WEST, INC.
12555 W. Jefferson Blvd., Ste. 325
Los Angeles, CA  90066
(310) 578-7654
FAX:   (310) 578-7652

VHA WISCONSIN, INC.
Tenney Plaza
3 S. Pinckney St., Ste. 800
Madison, WI  53703
(608) 255-8225
FAX:   (608) 255-4435


                         SCHEDULE 4
                         VHA+PLUS
                  PRICING POLICY/PROTOCOL


The objective of this policy/protocol is to achieve the following;

          Ensure accurate VHA+PLUS pricing to VHA hospitals in a timely manner,
          Provide traceability and accountability of
         VHA+PLUS  pricing,
          Centralize VHA+PLUS  pricing decisions, and
          Effectively communicate all price revisions.

         TIERED OR HOSPITAL EXCEPTION LEVEL PRICING

In the event that it becomes necessary to deviate from the published pricing for any VHA+PLUS medical/surgical product the following protocol is to be observed.

1) The VHA+PLUS manufacturer, in conjunction with the appropriate VHA Account Manager will communicate a request for tier revision or hospital exception level pricing to VHA MSBU
         Product Management on a VHA+PLUS  HOSPITAL
         EXCEPTION LEVEL PRICING, (HELP) form. (attached)

2) VHA+PLUS Product Manager/Analyst will review requests.

3)       VHA+PLUS  Product Manager/Analyst will
         approve/disapprove requests.

4) MSBU Distribution & Logistics Services Analyst will telefax approved VHA+PLUS HELP forms to the Authorized Distribution Agent (ADA) and revised pricing will be available to the hospital in 7 working days.

5)       The ADA will communicate back to MSBU
         Distribution & Logistics Services Analyst in writing confirming the date entered into the ADA system.

6) All approved VHA+PLUS HELP requests will be on file with the Distribution & Logistics Services
         Analyst for future reference.
                         VHA+PLUS
              HOSPITAL EXCEPTION LEVEL PRICING
                      (H.E.L.P. FORM)



VHA Hospital:



VHA LIC #:



Address:



City/State/Zip:



Contract #:






Current Price
Tier:

     New Price
Tier:



Effective Date:

     Review Date:



    (For
     Office
     Use



CAT NO

DESCRIPTION

ADA
PRICE
HOSP
PRICE
USAGE
CS/YR
USAGE
$/YR








Submitted By:

SIGNATURE                                            DATE

VHA+PLUS  Product Management:

SIGNATURE                                            DATE

ADA Contracts Personnel:
SIGNATURE                                            DATE

                    Return copy to Distribution Analyst-VHA
                               Fax (214)650-4330


                       SCHEDULE 5/ SCHEDULE 17
                 ADA COMPUTER CAPABILITIES AND BACK-UP SYSTEMS

Owens & Minor's hardware configuration is designed for
 maximum availability and flexibility,
integrating the technologies of IBM and DEC
 to achieve a state-of-the-art physical
environment. The entire Owens & Minor data processing environment is referred to as OMNI.
EDI data may be received into OMNI through one
 of two separate systems: the DEC/VAX, once receive, that data is passed to the mainframe and processed.  (The DEC/VAX and the IBM
Mainframe is headquarterd in Owens & Minor's
 corporate office, Richmond, Virginia).
Regardless of which system actually receives the EDI data, the processing of that data (orders, etc.) is performed on the mainframe.

For example, if a VHA Hospital sends several orders electronically to Owens & Minor via the DEC/VAX; once received, that data is passed to the mainframe and processed. After order confirmations are generated, the data is then passed back to the DEC/VAX. A communicat session takes place to electronically transfer the order confirmations back to the VHA Hospital.

Data may also be sent directly to the IBM mainframe, processed and sent back to the originating party (mainframe-to-mainframe). This situation typically occurs between Owens & Minor and its vendors. Some of the larger VHA Hospitals also communicate directly with the IBM mainframe. The DEC/VAX system provides a flexible asynchronous communications environment, and therefore allows Owens & Minor to accommodate many other communication configurations.

Once this data has been received from the VHA Hospital and processed, the data is directed to a controller at the local Owens & Minor Distribution Center.
 This process takes place
within a matter of seconds from the time it is received from the VHA Hospital. If back-orders exist, the customer service representative will manually direct shipment to be made from another Owens & Minor Distribution Center, depending on the urgency of the back-order by the VHA Hospital. OMNI does not automatically spin the back-order to another Distribution center. Due to the fact that Owens & Minor has a record for high fill-rate percentage the decision was made to have manual intervention.
  We find this to be more efficient and
controllable.

Owens & Minor's EDI Systems support both asynchronous and synchronous (bisync) communications. Asynchronous communications are exchanged between the DEC/VAX system and the VHA Hospitals. The IBM mainframe accommodates synchronous communications (bisync/3780 and
3770 protocol).  Communications between Owens
 & Minor and the VHA Hospitals may be direct or through a Value Added Network (VAN).

Currently, Owens & Minor processes EDI data received in the standard ANSI X12 format, Owens
& Minor Proprietary format and other varied proprietary formats. Although Owens & Minor encourages the used of ANSI X12 EDI standards, vendor-specific systems may be developed.

EDI data is received from various Remote Order
Entry and Material Management Systems. Some of the most commonly used software packages include: QUIKLINK, ESI, and PCtrend (an Owens
& Minor product).  A complete list of Owens &
Minor EDI interfaces is listed on the attached pages (See Owens & Minor "Electronic Data
Interchange").  The Owens & Minor Corporate Data
Center is backed by an un-interruptable power supply and an emergency generator which enables us to continue to operate during local power outages.

Our computer system is state-of-the-art IBM technology which has been integrated with redundant systems and components to prevent loss of access to the system. This design will switch to backup components in the event of a failure and will automatically call the IBM
Support Center supplying the failing
component part number and location in the System to expedited dispatch and repair.

The System also has a multiple component architecture which allows us to process in a slightly degraded mode for processors which operate independently. This design permits Owens
& Minor to process customer data without interruption.

Data is routinely backed-up and stored off-site.
In the event of a major disaster which
destroys the corporate date center, arrangements have been made with IBM to establish a HOT
SPOT or Data Center within twenty-four (24) hours. Owens & Minor would be able to recover to full business processing capacity within three calendar days of a major disaster to the corporate data center.

In the event of a power outage to a
local Owens & Minor Distribution Center, orders would be pulled manually until power can be restored. In the event of a disaster to a local Owens &
Minor Distribution Center, EDI and manual orders will be redirected to another Owens & Minor
Distribution Center in the immediate area until service can be restored.


                         SCHEDULE 6
    THE ENHANCED ADA AGREEMENT - COST PLUS MATRIX

              Monthly $Volume of Purchases                 Payment Terms
       0       100,001  300,001  500,001    750,001 1,000,001
      100,000  300,000  500,000  750,000  1,000,000  and >  Pre-pay>=[+] days
< 30% Utilization
     [+]      [+]      [+]      [+]      [+]      [+]      Deduct [+]

                                                           Pre-pay [+] days
30 - 39% Utilization
     [+]      [+]      [+]      [+]      [+]      [+]      Deduct [+]

                                                           Net [+] days
40-54% Utilization
     [+]      [+]      [+]      [+]      [+]      [+]      Deduct [+]
                                                           Net [+] days
55-69% Utilization
     [+]      [+]      [+]      [+]      [+]      [+]      [+]
                                                           Net [+] days
70-80% Utiliza
    [+]      [+]      [+]      [+]      [+]      [+]       Add [+]
                                                           Net [+] days
                                                           Add [+]
> 80% Utilization
     [+]      [+]      [+] DIST SUPPLY CHAIN CONTAINMENT PROG
                                                        Net Over [+] days
                                                          Add [+]
                                     **** Per ea [+] days beyond [+] days
* If the organization utilizes                         Terms
their ADA for more than [+]  of           All deliveries to the dock
their [+] through their ADA is [+] or          EOE Utilization >=[+]
greater, the organization is eligible
for a fixed monthly
distribution service fee (inclusive of product cost and services rendered) which is negotiated between the organization, their ADA and VHA.

** Any VHA Health Care Organization that does not adhere to the [+]
  EOE utilization
requirement shall be charged [+] notwithstanding performance for any other matrix location.
There is a 1 year grace period on the Electronic
Order Entry requirement; that requirement will be effective January 1, 1995.

*** If the organization and its affiliates utilitze their ADA for more than [+] of their [+]
AND the organization and its affiliates' [+] through their ADA is[+] or greater, both the organization and its affiliates are eligible for the same cost plus fee on the matrix.

 +THIS CONFIDENTIAL INFORMATION HAS BEEN OMITTED AND FILED
    SEPARATELY WITH THE COMMISSION.


                            SCHEDULE 7

         Designated VHA Member or Affiliate Annual Acknowledgement Form

         Price Matrix Slotting for calendar year

         Payment Term Selection:

         Services Desired:


                                  SCHEDULE  8
                             PAYMENT TERMS OPTIONS

*[This confidential information has been omitted
and filed separately with the Commission].
         ADA shall invoice each Designated
VHA Member and Affiliate once each month, unless
more frequent invoices are requested by Designated
VHA Member or Affiliate.  Each Designated
VHA Member or Affiliate shall select from
the following payment term options (all deductions
or additions are made to Annual Slotting locations
on the Pricing Matrix for that Designated
VHA Member or Affiliate):
_____    [*] days or greater credit [*]
          pre-pay
_____    Net [*] days credit [*]
_____    Net [*] days credit [*]
_____    Net [*] days [*]
         ([*] Payments/Month)
_____    Net [*] days add [*]
_____    Net [*] days add [*]
_____ Net over [*] days*** add [*] for each 15 days over 60.
         *** Per ea [*] days beyond [*] days
All invoice terms run from the date of invoice.
           Taxes, where applicable, will be added to the invoice Price or products.
           ADA shall not bill a Designated VHA Member or Affiliate for:
         (1) Contract Products or Noncontract Products which are damaged, provided the
Designated VHA Member or Affiliate complies with the provisions of ADA's Return Goods and Freight Claims Policy, a copy of which is attached as Schedule 9;
         (2) Contract Products or Noncontract
Products shipped in error in accordance with ADA's Returned Goods Policy; and
         (3) Contract Products or Noncontract Products which were never received by the Designated VHA Member or Affiliate.
 VHA Members and Affiliates must notify ADA within five days of delivery .
           Amounts remitted by Designated
VHA Members or Affiliates shall be treated as paid on the date payment is received by ADA.
         ADA shall use all reasonable efforts
to ensure that each invoice to a Member or Affiliate is accurate. In any calendar month, the third invoice and any invoice thereafter to a Designated VHA Member or Affiliate which is incorrect due to the fault of ADA shall result in the payment, within 30 days, of an administrative fee (credit) from ADA to the Designated VHA Member or Affiliate equal to one-fourth percent or twenty five dollars, which ever is less, of the amount of the error, in addition to correcting the charge and/or appropriate credit on each item priced incorrectly.


                                  SCHEDULE  9
                              RETURN GOODS POLICY
I.       GENERAL
         ADA will accept, for full
credit based on original delivered cost, for Contract
         and Noncontract Product(s), originally
purchased from ADA and returned to ADA in
         original packaging and in saleable
condition within sixty (60) calendar days of
         the date delivered by ADA.  ADA may
assess a 25% restocking charge for returned
         product(s) which are damaged or stickered.
         ADA will accept for return, saleable and
Contract and Noncontract Product(s)
         after sixty (60) calendar days,
subject to a 15% restocking charge.
         ADA will accept for return,
Contract or Noncontract Product(s) with expired
         dating or which have been discontinued
by the Vendor, subject to the Vendor's
         policy.  ADA will issue credit for
this product, based on the amount credited to
         ADA by the Vendor.
         ADA shall levy no other restocking or morgue charges.
         ADA shall follow Vendor policy for returns in the
event of a product(s) recall.
         ADA will provide each Designated VHA
Member and Affiliate a copy of the Vendor's
         policy regarding the recall; if requested.
         ADA will supply, upon request by Designated
 VHA Member or Affiliate, the
         following:
         a)  A current list of Vendor addresses
for the purpose of obtaining      return goods
authorization from the Vendor.
         b)  The names and telephone numbers
of the Vendor representatives   having
authority to authorize the return of
product by Designated     VHA Member or
Affiliate.
         c)  A list of Vendors who levy a
restocking charge on returned           product(s)
and the amount of that charge.
II.      CREDITS
         ADA will process Designated VHA Member
and Affiliate credits on a daily basis.
         All credits should appear on the
next statement to Designated VHA Members or
         Affiliates, except for credits processed
near the end of the statement period,
         where because of cutoff dates, the
credit will appear on the following statement.
         Designated VHA Member or Affiliate will
receive a copy of the credit memo within
         fifteen (15) days after receipt of
the return by ADA's Primary Ordering Location.
         ADA will issue credit, within fifteen
(15) days, for outdated or discontinued
         product(s) being recalled by the
Vendor.  In the case of a Vendor recall(s), the
         Vendor must have authorized ADA to issue
 credit. ADA will advise Designated VHA
         Members and Affiliates, by the
fifteenth (15th) calendar day of each month, of
         any credits issued by ADA during the
previous month, which remain open.
III.     FREIGHT CHARGE ON RETURNED GOODS
         ADA vehicles or other prepaid carriers
will pick up all product returns
         authorized by the Primary Ordering
Location to be returned.  Any freight charges
         incurred by Designated VHA Members or
Affiliates for product returns shipped to
         the Vendor will be based on the Vendor's policies.
IV.      RETURN OF SHIPPING ERRORS, OVERAGES AND DAMAGED PRODUCT
         ADA will authorize, via phone, the return of product(s)
shipped in error.  ADA
         will pick up the product(s) on ADA's next
scheduled delivery to the Designated
         VHA Member or Affiliate.  If ADA
utilizes a common carrier to serve Designated
         VHA Members and Affiliates, ADA shall
assume the freight charges for the
         product(s) to be returned to ADA.
V.       ADA WILL NOT ACCEPT RETURNS ON THE FOLLOWING:
         a) Any product(s) purchased on a "special order"
basis or contrary  to the
Vendor's policy;
         b) Any sterile product(s) or refrigerants,
unless properly protected;
         c) Product(s), apparatus or
equipment which has been used, or is         without
original packaging, labeling, or operating manuals;
         d) Product(s) with labeling or packaging
which is missing, damaged,      defaced,
or other non-saleable product(s), except
as permitted by       the Vendor's
policy;
         e) Seasonal product(s), except
according to Vendor's policy
         (available on request);
         f) Open bottles and partial
packages of product(s) will not be
         accepted for return, unless the
Vendor has authorized the ADA to
         accept open bottles and partial packages;
         g) Any product(s) purchased direct from the Vendor.
VI.      RETURN PROCEDURE
         ADA will accept Contract and Noncontract
Product(s) returned from Designated VHA
         Members and Affiliates based on the procedure outlined herein.
         a) To receive authorization for the return
of product, Designated   VHA Members
and Affiliates shall contact ADA Primary Ordering
         Location.
         b) Designated VHA Members and Affiliates provide ADA with the following information, if appropriate:
             1) Designated VHA Member or Affiliate
name and account number as it appears on
                ADA's invoice.
             2) ADA invoice or order number and date.
             3) The quantity, product number, price
paid form/size, description.  Add lot
                number, serial number,
and expiration date of the product, as appropriate.
                NOTE:  A copy of ADA's invoice or
packing slip will provide the required
                information, as may the price stickers.
             4) Purchase order number, if applicable.
             5) The reason for return.
         c)  To assure proper credit and
handling, product returns should be written and
             packaged for shipment by the type of product being returned as follows:
             1) Refrigerants.
             2) Class II through Class V (items must meet DEA procedures).
             3) Saleable product(s).
             4) Outdated or discontinued product(s).
             5) Damaged product(s).
             6) Product(s) recalled by Vendor(s).
VII.     NOTIFICATION PROCEDURE
         ADA agrees to the following notification procedure.
         a) Designated VHA Member and Affiliate claims of product shortage, damage, overage, product(s) with an expiration date earlier than six months and products delivered in error, will be reported to
ADA in  five (5) business days from date of delivery,
             scheduled drugs will be reported in
two (2) business days.  No restocking charges
             apply.
         b)  In the event of dispute,
regarding a delivery damage claim, or a product return not
             received by ADA, a receipt may be required by ADA prior to issuing credit and to enable ADA to file a claim with the carrier.


                                 SCHEDULE  10
          ADA MONTHLY REPORTS TO DESIGNATED VHA MEMBERS AND AFFILIATES The following reports shall be delivered to each Designated
VHA Member and Affiliate
by the  fifteenth day of the month
following the month's activities reflected in such report.
1.       Fill Rate report.
2.       Sales report listing the
dollar amount and unit volume of each product purchased.
3.       Opportunity Work Sheets (attached as Schedule 10A and 10B).
4. Status report on targets and open issues identified at the Member Quarterly Business
         Review.


                                  SCHEDULE  11
                    MEMBER QUARTERLY BUSINESS REVIEW TOPICS
Include, but not limited to:
        Review prior quarter's action plan accomplishments
        Update volume of purchases
        Update Utilization (% of total possible dist. business) changes Review DSO results and potential savings by improvement
        Review usage of VHA+PLUS  products
        Solicit input on current delivery
schedule, customer service, sales service, and
         product service support
        Develop and agree on action plan for next 90 days
        Establish next review date
        Discuss future product standardization
and utilization opportunities


                                  SCHEDULE  12
                  IV SOLUTION DISTRIBUTION EVALUATION PROCESS
                   Abbott-ADA-VHA I.V. Solution Distribution
         Abbott, ADA and VHA have agreed to the process described below to determine when IV
         Solutions should be delivered by ADA:
            Abbott will run a supply channel
analysis on all current ADA distributed business.
             This will determine the ADA's current level of compensation by account; Abbott compensation is activity based
by account.  Once this information is available and
             no later than November 30, 1993, VHA will notify each involved ADA. A joint meeting between Abbott-ADAs-VHA to review the current compensation by account, and if there are accounts where the
compensation level is too low based on the activity
             required by the ADA, the three parties
will reach agreement on the proper level of
             compensation on all existing business.
         With respect to new requests for the ADA distribution of IV Solutions:
            Of the three parties Abbott-ADAs-VHA,
whichever is the initial contact by
             Designated VHA Members or Affiliates,
needs to contact the other two parties.  VHA
             Distribution and Logistic Services
has offered to be the conduit for contact.
               If Abbott is the initial contact
by Designated VHA Members and Affiliates;
                Abbott will contact VHA
Distribution and Logistic Services, then Distribution
                and Logistic Services will contact
the ADA and the VHA account manager.
               If ADA is initial contact;
ADA will notify VHA Distribution and Logistic
                Services, who will in turn
contact Abbott and the VHA account manager.
               If VHA account manager or
Distribution and Logistic Services is the initial
                contact; VHA will in turn contact Abbott and the ADA. Once notified, all parties agree to the following process:
            Abbott will contact the Designated
VHA Member or Affiliate and gather appropriate
             information and perform a supply
channel analysis.  This analysis will detail the
             costs involved by all parties involved
with the distribution of solutions as well
             as hospitals rebates and ADA
compensation.  The supply channel analysis will
             include a line item for ADA markups.
Prior to dissemination of the supply channel
             analysis; the ADA and Abbott will
agree on the % of mark up the ADA will charge for
             distribution of I.V. solutions to the
hospital based upon the Designated VHA Member
             or Affiliate's election to include
the IV volume in their slotting on the Price
             Matrix..
            Once Abbott and the ADA agree
on the supply channel analysis, a completed copy will
             be faxed to VHA, Distribution and Logistic
Services.  Distribution and Logistic
             Services will keep a copy on file
as well as provide the VHA account manager with
             a copy.
            Abbott will provide a completed copy
of the supply channel analysis to the
             Designated VHA Member or Affiliate.
Abbott and the ADA will jointly present the
             findings of the supply channel analysis.
By presenting the findings jointly to the
             Designated VHA Member or Affiliate,
misunderstandings will be avoided and  a
             stronger partnership provided.
The overall objective is to provide Designated
VHA Member or Affiliate with the correct information as quickly as possible.
Abbott-ADAs-VHA have agreed to an ongoing review of this process to insure that Designated
VHA Member and Affiliate needs are met as quickly as possible.


                                  SCHEDULE  13
                      ADA REPRESENTATIVE RESPONSIBILITIES
         Each ADA will provide, at no cost to the RHCS
(Schedule 3), a "Dedicated Representative" to the members of each RHCS in which it has Designated VHA Members and Affiliates. ADA will make known the name, title, address and phone number of each Dedicated Representative to the applicable RHCS no later than December 31, 1993.
The Dedicated Representative will be
responsible for providing the following services:
         (A)  Coordinating all distribution activity
to the Designated VHA Members and Affiliates it services within the RHCS with the VHA Account
Manager for said members.
         (B)  Actively participate with the RHCS staff:
             1. President
             2. Vice President
             3. Account Manager
             4. Other
         with initial and ongoing strategic
planning to enhance the ongoing Quality Improvement
         process of the Dedicated Representative
to Designated VHA Members and Affiliates.
         (C)  Actively participate with RHCS Materiels Council.
         (D)  Actively participate with the following programs:
             1. Total Delivered Cost
             2. SPIP (Service Performance Improvement Program)
             3. Taking Stock
             4. QBR (Quarterly Business Reviews)
         (E)  Provide the following information
monthly as is needed by RHCS staff:
             1. Hospital fill rates
             2. ADA Representative call
reports to Designated VHA Members and Affiliates
             3. Matrix management update
             4. Monthly Designated VHA Member
and Affiliate complaint update with resolutions
             5. Monthly tracking of invoice errors
             6. Monthly tracking of percentage of returned goods
             7. Monthly VHA+PLUS  utilization
             8. Monthly reports on backorder
             9. Monthly manufacturer fill rate reports
             10.   Monthly NonContract and Contract reports
         (F)  Total responsibility to the ADA on the ADA Agreement.
             1. Verification and collection ongoing of utilization data.
             2. Matrix management
                  Annual Slotting
                  Services needed
                  Payment Terms
                  EOE Requirements
             3. Strategic Planning of initial and
ongoing distribution services at:
                  RHCS
                  Designated Member and Affiliate
             4. QBR/MUM - ensure rebates and matrix
changes are done quarterly and timely.
             5. Communication link between the
Designated VHA Member and Affiliate, RHCS, ADA
                branch and ADA corporate headquarters.
         (G)  Dedicated Representative to each RHCS
will also serve in the same capacity to any non-aligned Designated VHA Member and Affiliate serviced in the same geographic area as RHCS.

         (H)  Based on the Designated VHA
Member's or Affiliate's requirements, ADA
Representatives will plan their schedule of visits to Designated VHA Members and Affiliates based upon mutual agreement on frequency of visits.
         (I) ADA shall provide a sales representative to call on each VHA Member and Affiliate.
ADA's sales representatives shall be thoroughly trained in each Designated VHA Member's and Affiliate's operations and purchasing characteristics.
         (J)  If at anytime during the term of this
Agreement the Designated VHA Member or
Affiliate feels that ADA's service is
inadequate or that there is a problem with the ADA sales representation, the Designated VHA Member or Affiliate has the following alternatives:
         1.  The Designated VHA Member or
Affiliate may contact its ADA sales representative
             regarding service issues.
         2.  The Designated VHA Member or
Affiliate will have access to the ADA National
             Accounts Representative to register
any concern directly to ADA's corporate office.
         3.  The Designated VHA Member or Affiliate
may contact its VHA Account Manager or its
             VHA Distribution and Logistics Service Manager. ADA has agreed to respond to any inquiry within one (1)
business day after receipt.  A
monthly summary of the inquiries
received will be provided to VHA for review and follow-up where needed.


                                  SCHEDULE  14
                             ADA LOGISTIC SERVICES

        Operational Analysis
               ADA agrees to position
Taking Stock  as the most cost effective means for a
                hospital to understand, develop and
implement a plan for improved materials
                logistic operations.
               ADA agrees to provide resources to
learn and understand the Taking Stock
                program and position the
program within its own organization.
               ADA agrees to provide
local training on Taking Stock  to its Dedicated
                Resources to VHA, for supporting
Hospital initiatives with VHA.
               VHA agrees to provide the initial
marketing and education to the hospital.
               ADA agrees that it will only
position its own logistic services to hospitals
                after positioning the value of Taking Stock  initially.
               Asset Management
SUTURE INVENTORY MANAGEMENT:
         The ADA agrees, upon
request of the VHA health care organization and in conjunction with the VHA suture contract manufacturer, to conduct an initial examination of the hospital's inventory, including
a physical inventory and purchase and usage history
         reviews.  The ADA will provide written
analysis that will identify overstocking and
         isolate unnecessary expenditures with
buy back arrangements.  The ADA will recommend
         usage levels for each hospital department, reorganize storage areas and systems, provide on-site inventory services,
provide regular reports and reviews and establish
         goals and performance measures. The ADA will assist the hospital in all efforts to lower overall suture inventory and
improve their cash flow to reduce overall annual
         suture expense.
CATH LAB MANAGEMENT:
         The ADA agrees, upon request of the
VHA health care organization, to work with the
         Director of Materiels Manager, the
physician, the department head and the VHA contract
         manufacturer to reduce the number of
purchase orders and over-night deliveries and
         consolidate vendors.  The ADA will
deliver product to the designated area, manage the
         inventory, provide a clean room to store the product, maintain specialty carts (for delivery) and sit on the hospital's
evaluation committee for new products.
INVENTORY BUY-DOWN:
         The ADA agrees, as an integral part
of asset management, to reduce the hospital's un-
         official and official inventory by buying-down inventory to a manageable level and removing obsolete inventory.  The ADA
will pay the price that the hospital is currently paying for inventory buy-back.

CONTINUOUS INVENTORY REPLENISHMENT PROGRAM:
         The ADA agrees to support the development of a continuous inventory replenishment program at the manufacturer level by having in place the ANSI X.12 867, 852, 855 and
         861 transaction sets and proactively
working with VHA and the 80/20 VHA contract
         vendors to create a seamless system.
                      HOSPITAL COST FOR ACCESS TO PROGRAM
Initial consultation and evaluation
         - No cost
Utilization of the program
         - Fee locally negotiated



                           Schedule 15
       THE ENHANCED ADA AGREEMENT - SERVICE FEE MATRIX

                          Monthly $ Volume of Purchases

               0     100,001     300,001     500,001     750,001   1,000,001
         100,000     300,000     500,000     750,000   1,000,000     and >

Customized Invoices
           [+]         [+]         [+]         [+]         [+]         [+]

Customized Packing Slip
           [+]         [+]         [+]         [+]         [+]         [+]

Comb Pkg Slip/Inv,Delvr w/
           [+]         [+]         [+]         [+]         [+]         [+]

Custom Pallet Arrangement
           [+]         [+]         [+]         [+]         [+]         [+]

Affix Patient Charge Label
           Locally Negotiated - Hospital Supplies <[+]/lbl, Distributor Supplies <[+]/lbl

Bar Coded Shelf Labels
           Locally Negotiated      Locally Negotiated      Locally Negotiated

Weekly Deliveries
            [+]         [+] Locally Negotiated **   Locally Negotiated **

JIT-Ordr Pckd byDpt, Dlvr to Dock
           Locally Negotiated - Based upon Growth & Fee, Max<= [+] of Sales

Ordr Pckd by Dpt, Dlvr to Dock***
           Locally Negotiated - Based upon Growth & Fee, Max<=[+] of Affected
                Sales

Pckd by Dept, Dlvr to Dept***
         Locally Negotiated - Based upon Growth & Fee, Max<= [+] of Affected
              Sales

Pckd by Dept, Put Stock Away***
          Locally Negotiated - Based upon Growth & Fee, Max<=[ +] of Affected
              Sales

Suture Inventory Management
         Locally Negotiated - Based upon Growth & Product Line Utilized

*        Additional deliveries will have a locally negotiated fee.
**       Minimum of [+] deliveries, additional deliveries will be
locally negotiated.
***      In lowest units of measure and
considered components of a stockless program. These three (3) service fees are cumulative.

+ THIS CONFIDENTIAL INFORMATION HAS BEEN
OMITTED AND FILED SEPARATELY WITH THE COMMISSION.



                                 SCHEDULE  16
                               ADA DISASTER PLAN


         If a major natural disaster or other
emergency situation occurs in a service area affecting a VHA Hospital, the following emergency procedure will be implemented immediately:

         -   Within one(1) hour of the occurrence,
Owens & Minor will attempt to         establish
communication with the VHA Hospitals in the service area
                                affected via the following means:

             -  Phone (standard or cellular)
             -  EDI
             - Two-way radio communications with the hospital's telecommunications center or a pre-designated coordinator.
             -  On site, direct contact

         -   Once communications are established,
hospital product needs will be
             determined based upon
current daily order requirements and projected emergency
             needs identified by the
hospitals (i.e., shipping seven day of supplies versus
             one).

         -   Depending upon the extent of
emergency situation, communications may be established
             with State Police and National Guard.

         -   Emergency back-up supplies can be drawn
from other Owens & Minor divisions as
             needed.

         -   Depending upon the extent of
emergency situation, the most expedient form of
             transporation, (i.e., air or ground)
will be determined and coordianted with the
             State Police and National Guard.

         -   Each Owens & Minor Distribution
Center will meet with the VHA Hospitals by region
             and develop a detail disaster plan
to meet the requirements of each VHA Hospital
             within that region.

         -   Once established, the Disaster
Plan will be tested for its effectiveness and to
             ensure that it meets the requirements
of the VHA Hospitals in that region.


                                  SCHEDULE  17
                 ADA COMPUTER CAPABILITIES AND BACK-UP SYSTEMS
                                 See Schedule 5


                                  SCHEDULE 18
                              ADA EDI CAPABILITIES
ADA shall be fully capable of supporting
the following electronic data interchange (EDI)
transaction sets in the ANSI X 12 format:
             832             Price sales catalog
             850             Purchase order
             820             Payment order/remittance advice
             810             Invoice
             846             Inventory inquiry/advice
             812             Credit/debit
             867             Product transfer/sales report


                                  SCHEDULE 19
                               ADA REPORTS TO VHA
         No later than the tenth day of each month, ADA shall deliver to VHA the two tape reports reflecting the sales activity for the previous month and a diskette containing the information required in Attachment 1.
Such reports shall be in the format described in Attachment 1 to this Schedule and shall include:
 sales of Contract Products and Noncontract
Products by each Designated VHA Member and
Affiliate, fill rate by customer, matrix slotting and net cost plus by customer, Quarterly
Performance Bonuses earned and paid. The information required in the diskette shall also be provided in hard copy format by the tenth of the month.
         ADA shall also provide VHA with
the following reports by the 15th of each month.
           List of additional services provided
to Designated VHA Member and Affiliates
             pursuant to Section 7 (G).
            Summary of monthly inquiries
to ADA's National Account Representative.
            List of Vendor backorders for
the month.  For each Vendor with backorders, ADA
             shall report lines ordered and lines delivered.
         All reports to VHA shall be directed to VHA's Director of Distribution.

                                 SCHEDULE  20
                   VHA+PLUS  PRODUCTS ON WHICH VHA FEE IS DUE


                          None as of January 1, 1994

                                  SCHEDULE  21
                           PROBLEM RESOLUTION POLICY

             Team Problem-Solving Process.
            Date Problem was Identified.
            Problem.
             Identify Problem/Situation.
             Evaluate Consequences.
             - Does a problem, in fact, exist?
            Cause.
             Identify Root Causes.
             Evaluate Causes.
             - Select which ones to work on.
            Solution.
             Identify Solutions.
             Evaluate Solutions.
             - Select which ones to put into action.
             - Estimate measure of completion.
            Communicate to Customer.
             Identify Person Responsible.
            Implementation.
             Identify Implementation Steps.
             Evaluate Steps.
             - Select Steps.
             - Assign Accountabilities.
            Evaluation.
             Evaluate Overall Success.
             - Was the Problem Solved?
             - Verity Measure of Completion.

         All problems should be resolved within 30 days.
         If not resolved, VP of sales informed of problem on 31st day. If not resolved, president of company is informed of problem on 46th day.

                                  SCHEDULE 22
                               ADA SERVICE LEVELS

         (A)  Provide reports on Trend Development
         (B)  Monthly reports for Quality Improvement
             1.  ADA Representative Visit to Hospitals
                  Hospitals called on
                  Dates
                  Key issues
             2.  ADA-VHA Meetings
                  Dates
                  Attendees
                  Purpose of meeting
                  Outcomes
             3.  ADA-VHA RHCS Meetings
                  Dates
                  Attendees
                  Purpose of meeting
                  Outcomes
             4.  ADA-DSVP/DD Meetings
                  Dates
                  Attendees
                  Purpose of meeting
                  Outcomes
             5.  Matrix Utilization Meetings (MUM)
                  Dates
                  Attendees
                  Purpose of meeting
                  Outcomes
             6.  Monthly Matrix-Rebate Update
                  Hospital actual matrix performance vs slotting
             7.  Monthly Complaint Report - ADA
                  List of complaints
                  Resolution
             8. Monthly Tracking of Invoice Errors by ADA
                  Number or errors
                  Resolution
                  Corrective action to ensure problem will not occur again
             9.  Monthly Report of Returned Goods - ADA
                  Hospital
             10. Monthly VHA+PLUS  Service Levels
             11. Monthly Tiered Pricing Exception Report
             12. Monthly Report on Backorder
             13. Monthly Report on VHA Contract Manufacturer Fill Levels
             14. Monthly Report on Service Matrix Performance to Slotting


2616.RDM