Form 10-Q
period 1994-06-30
OWENS & MINOR INC/VA/
filed 1994-08-10
CIK 75252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549



                           FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 1994

                              OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from    to


Commission file number  1-9810

OWENS & MINOR, INC.
(Exact name of registrant as specified in its charter)

VIRGINIA                          54-1701843
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

4800 Cox Road,   Glen Allen, Virginia        23060
(Address of principal executive offices)    (Zip Code)

(804) 747-9794
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report.)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                YES  X     NO


The number of shares of the Company's Common Stock outstanding as of July 27, 1994 was 30,690,691.



                  Owens & Minor, Inc. and Subsidiaries
                                Index



Part I Financial Information

      Consolidated Balance Sheets - June 30,  1994 and
      December 31, 1993

      Consolidated Statements of Income - Three Months and
      Six Months Ended June 30, 1994 and 1993

      Consolidated Statements of Cash Flows - Six Months Ended
      June 30, 1994 and 1993

      Notes to Consolidated Financial Statements

      Management's Discussion and Analysis of Results of
      Operations and Financial Condition


Part I  Other Information

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)


                                                  June 30,       December 31
                                                     1994            1993

Assets
Current assets
  Cash and cash equivalents                     $      1,938    $      2,048
  Accounts and notes receivable, net                 239,341         144,629
  Merchandise inventories                            292,084         124,848
  Other current assets                                45,487          10,638
    Total current assets                             578,850         282,163

Property and equipment, net                           38,736          23,863
Excess of purchase price over
       net assets acquired, net                      172,137          17,316
Other assets                                          10,841          10,980
    Total Assets                                $    800,564    $    334,322

Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt          $      1,579    $      1,494
  Accounts payable                                   236,590         120,699
  Accrued payroll and related liabilities              7,827           5,768
  Other accrued liabilities                           50,804          15,111
    Total current liabilities                        296,800         143,072

Long-term debt                                       247,667          50,768
Other liabilities                                      4,236           3,539
    Total Liabilities                                548,703         197,379

Stockholders' equity
  Preferred stock, par value $100;
        authorized - 10,000 shares
    Series A:  Participating Cumulative
        Preferred Stock; none issued                     -               -
    Series B:  Participating Cumulative
        Preferred Stock; 4 1/2%,
        convertible; issued - 1,150 shares           115,000              -
  Common stock, par value $2.00;
        authorized - 200,000
        shares; issued - 30,668 and
        20,285 shares                                 61,336          40,569
  Paid-in capital                                         17           9,258
  Retained earnings                                   75,508          87,116

    Total Stockholders' Equity                       251,861         136,943

Commitments and contingencies

    Total Liabilities and Stockholders' Equity  $    800,564    $    334,322



See Notes to Consolidated Financial Statements



Consolidated Statements of Income


(In thousands, except per share data)


                                  Three Months Ended        Six  Months Ended
                                          June 30,                  June 30,
                                 1994       1993         1994      1993


Net sales                   $  581,763   $  341,221   $  972,557   $  659,033
Cost of sales                  524,954      305,567      876,622      589,745

Gross margin                    56,809       35,654       95,935       69,288

Selling, general and
  administrative expenses       40,752       26,059       69,125       50,945
Depreciation and
     amortization                3,297        1,823        5,599        3,540
Interest expense, net            2,220          666        2,988        1,305
Non-recurring
    restructuring expenses      18,617           -        18,617           -

Total expenses                  64,886       28,548       96,329       55,790

Income (loss) before
    income taxes                (8,077)       7,106         (394)      13,498
Income tax expense (benefit)    (2,952)       2,841          (25)       5,407
Income (loss) before
  cumulative effect of change
    in accounting principle     (5,125)       4,265         (369)       8,091

Cumulative effect of change
    in accounting principle        -             -           -            706

Net income (loss)               (5,125)       4,265         (369)       8,797

Dividends on preferred stock       727           -           727           -

Net income (loss) attributable
 to common stock            $   (5,852)  $    4,265   $   (1,096)  $    8,797


Net income (loss) per common share:

Income (loss) before
     cumulative effect of change
     in accounting
     principle              $    (0.19)  $     0.14   $    (0.04)  $     0.27
Cumulative effect of change
    in accounting principle        -             -           -           0.02

Net income (loss) per
   common share             $    (0.19)  $     0.14   $    (0.04)  $     0.29


Cash dividends per
   common share             $    0.045   $    0.035   $    0.080   $    0.070


Weighted average common
  shares and common share
  equivalents                   30,948       30,683       31,040       30,584



See Notes to Consolidated Financial Statements





Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                              Six Months Ended
(In thousands)                                   June 30,

                                                  1994           1993
Operating Activities
Net income (loss) and noncash charges
Net income (loss)                        $       (369)   $      8,797
Noncash charges (credits) to income
  Cumulative effect of change
     in accounting principle                      -             (706)
  Depreciation and amortization                 5,599           3,540
  Provision for losses on accounts and
    notes receivable                              379             565
  Provision for LIFO reserve                      858           1,256
  Other, net                                      409             414
Cash provided by net income (loss)
  and noncash charges                           6,876          13,866

Changes in working capital
  Accounts and notes receivable               (95,091)         (7,025)
  Merchandise inventories                     (56,669)        (29,513)
  Accounts payable                             29,548          25,818
  Net change in other current assets
    and current liabilities                     8,562            (287)
Other, net                                        (41)           (453)
Cash provided by (used for)
  operating activities                       (106,815)          2,406

Investing Activities
Business acquisition,
 net of cash acquired                         (38,622)         (2,693)
Additions to property
  and equipment                                (1,376)         (3,209)
Other, net                                       (199)         (1,755)
Cash used for investing
  activities                                  (40,197)         (7,657)

Financing Activities
Cash dividends paid                            (2,450)         (2,095)
Additions to long-term debt                   215,550          30,500
Reductions of long-term debt                  (72,422)         (4,773)
Other short-term financing                      5,580         (15,107)
Exercise of options                               644             305
Cash provided by financing activities         146,902           8,830

Net increase (decrease) in cash
  and cash equivalents                          (110)          3,579

Cash and cash equivalents
  at beginning of year                         2,048           7,068
Cash and cash equivalents
   at end of period                     $      1,938    $     10,647


See Notes to Consolidated Financial Statements




Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements



1.   Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and subsidiaries as of June 30, 1994 and the results of operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ended June 30, 1994 and 1993.


2.   Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting

In general, the Company uses estimated gross profit rates to determine the cost of sales during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers and reported results of operations for the quarter reflect the results of such inventories, if materially different.
Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting to minimize year-end adjustments.


4.   Business Combination

On May 10, 1994, the Company exchanged $40.2 million in cash and 1.15 million shares of 4.5%, $100 par value, Series B Cumulative Preferred Stock for all the capital stock of Stuart Medical, Inc. (Stuart), a distributor of medical/surgical supplies. The Series B Cumulative Preferred Stock is convertible into approximately 7.0 million shares of common stock. The transaction was accounted for as a purchase and, accordingly, the operating results of Stuart have been included in the Company's consolidated operating results since May 1, 1994. The purchase price exceeded the net assets acquired by approximately $156 million which is being amortized on a straight-line basis over 40 years.


The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Stuart had been combined as of the beginning of each of the periods presented, after including the impact of certain adjustments, such as increased interest expense on acquisition debt, amortization of the excess of purchase price over net assets acquired, reversal of non-recurring restructuring expenses ($18.6 million pre-tax) and related income tax effects.





(In thousands,
 except per
 share data)          Six Months Ended
                      June 30, 1994         Six Months Ended
                                            June 30, 1993


Net sales             $  1,295,000          $    1,100,000

Net income           $      13,000         $        10,800

Net income per
  common share      $         0.34        $           0.27


The pro forma results are not necessarily indicative of what actually would have occurred if the combination had been in effect for the entire period presented. In addition, they are not intended to be a projection of future results.


5.   Long-Term Debt

Simultaneous with the Stuart combination, the Company entered into a $350 million Senior Credit Agreement with interest based on, at the Company's discretion, the London Interbank
Borrowing Offering Rate (LIBOR) or the Prime Rate. The Credit Agreement expires in April 1999. The proceeds were used to fund the $40.2 million exchanged in the combination, repay certain of the long-term debt of Stuart and the Company and fund the working capital requirements associated with the accounts receivable of Stuart.
Stuart sold its accounts receivable at a discount to a related funding company, thus no receivables were acquired by the Company in the combination.



6.   Non-recurring Restructuring Expenses

During the second quarter of 1994 non-recurring restructuring expenses were incurred under a formal restructuring plan adopted in connection with the Company's combination with Stuart and its related decision to contract out the management and operation of its mainframe computer system.

The $18.6 million (pre-tax) of non-recurring expenses are comprised primarily of severance costs associated with termination of employees (approximately $5.2 million), costs of consolidating distribution facilities and offices (approximately $4.0 million) and costs of terminating leases associated with the contracting out of the Company's mainframe computer operations (approximately $6.4 million). The restructuring expenses also include approximately
$3.0 million of non-cash asset write-downs. The Company anticipates incurring additional restructuring expenses associated with this plan over the remainder of 1994, with total restructuring expenses estimated to be $35 million.

7.     Stock Split

All share and per share information includes the effect of the 3 for 2 stock split distributed June 8, 1994 to shareholders of record on May 24, 1994.



Item 2.

Owens & Minor, Inc. and Subsidiaries
Management's Discussion and Analysis of
Results of Operations and Financial Condition




Net Sales

During the second quarter net sales increased 70.5% (20% same store) to $581.8 million in 1994 from $341.2 million in 1993. For the year sales increased 47.6% (20% same store) compared to the first six months of 1993. The sales increase is due primarily to the combination with Stuart Medical, Inc. (Stuart), the Company's continued market share improvement from previously announced new supply agreements with Voluntary Hospitals of America, Inc.
(VHA) and Columbia/HCA Healthcare Corporation (Columbia/HCA), account penetration and product line expansion.

Gross Margin

Gross margin as a percentage of net sales declined during the second quarter to 9.8% in 1994 from 10.4% in 1993. Gross margin is also down for the first six months from 10.5% in 1993 to 9.9% in 1994. This anticipated decline is due primarily to the above mentioned new national supply contracts. Although the gross margin of these contracts reduces the Company's overall gross margin as a percentage of net sales, the reduction is being offset by the increased sales, producing an increase in gross margin dollars for the first six months of 1994 of approximately 38.5%.

Selling, General and Administrative Expenses

In conjunction with the realization of synergies from the Stuart combination and the benefits realized from the Company's emphasis on training and technology development, the Company has been able to absorb the increased sales volume without corresponding increases in administrative expenses. These synergies and benefits have decreased selling, general and administrative expenses as a percentage of sales from 7.6% for the second quarter of 1993 and 7.7% for the first six months of 1993 to 7.0% for the second quarter of 1994 and 7.1% for the first six months of 1994, respectively.

Depreciation and Amortization

Depreciation and amortization increased approximately $1.5 million during the second quarter of 1994 as compared to the second quarter of 1993 and $2.1 million for the first six months in 1994 compared to the same period in 1993. The increase is due primarily to the additional assets acquired in the combination with Stuart, the approximately
$156 million excess of purchase price over net assets acquired resulting from the combination and the Company's continued investment in new and improved technology.




Interest Expense, Net

Interest expense, net of interest income, increased from $.7 million during the second quarter of 1993 to $2.2 million during the same period in 1994. For the first six months of 1994 interest expense, net of interest income, increased $1.7 million compared to the same period in 1993. The increase is due to increased borrowings (approximately $197) to finance the combination with Stuart and the unfavorable trend in interest rates during the first half of 1994.

Income Tax Expense (Benefit)

The effective tax rate varied during the second quarter as a percentage of income before income taxes from 40.0% tax expense in 1993 to tax benefit of 36.5% in 1994. The rate has also varied similarly year to date. The rate variance is due to the amortization of the excess of purchase price over net assets acquired in the Stuart combination, which is not tax deductible.

Non-recurring Restructuring Expenses

During the second quarter of 1994 the Company incurred approximately
$19 million of non-recurring restructuring expenses. These non-recurring restructuring expenses as discussed in the Company's
1994 proxy statement relate to its combination with Stuart. The anticipated amounts discussed in the proxy statement have increased due to the Company's recent decision to contract out the operation of its mainframe computer system due to the combination.
    As discussed in note 5 of the Notes to Consolidated Financial Statements, the expenses relate to severance costs associated with the termination of employees, consolidation of distribution facilities and offices, termination of leases related to the Company's current mainframe computer system and write-down of assets. Restructuring expenses of approximately $16 million will be recorded as incurred throughout the remainder of the year.

Net Income (Loss)

During the second quarter and the first six months of 1994, the Company incurred a net loss due to the anticipated restructuring expenses previously mentioned. Without these non-recurring expenses and the related tax benefit the Company earned approximately $6.0 million or $.17 per common share for the quarter ended June 30, 1994 and $10.8 million or $.32 per common share for the six months ended June 30, 1994, increases of 41.7% and 33.5%, respectively, over the same periods in 1993. The increase in net income prior to restructuring expenses is due primarily to the increased sales and the reduction in operating expenses as a percent of net sales.



Financial Condition

The Company uses several measurements for internal purposes of managing assets, liquidity and capital resources. Due to the Stuart combination the majority of measurements have changed due to different customer bases and different management objectives. In the transition process the Company will continue its emphasis on management of assets, liquidity and capital resources as a key ingredient to making the combination successful. The following is a summary of a few of the measurements the Company uses.

                            June 30, 1994    December 31, 1993   June 30, 1993
Return on Common Equity*           15.6%          14.6%          14.3%
Current Ratio                      1.95           1.97           1.97
Inventory Turnover                  8.5           11.5           10.3
Accounts Receivable Days Sales     35.3           34.2           34.2
Capitalization Ratio               49.6%          27.1%          30.3%



* Excludes impact of non-recurring restructuring expenses and related tax benefit.



Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Shareholders.

     The following matters were submitted to a vote of the Company's shareholders at its annual meeting held on May 10, 1994 with the voting results designated below each such matter:

(1) Proposal to approve the transactions contemplated by the Agreement of Exchange, dated as of December 22, 1993, as amended and restated on March 31, 1994, by and among Stuart Medical., Owens & Minor Medical, Inc. (formerly, Owens & Minor, Inc.),
Owens & Minor, Inc. (formerly, O&M Holding, Inc.) and certain shareholders of Stuart Medical, Inc.


                   Votes Against                Broker
			Votes For      or Withheld	    Abstentions   Non-Votes
			15,651,396        63,615        129,579       2,051,149

(2) Election of William F. Fife, James E. Ukrop and James E. Rogers as directors of the Company for a three-year term and election of Vernard W. Henley as a director of the Company for a two-year term.

                                 Votes
                                 Against or                Broker
                     Votes For   Withheld    Abstentions    Non Votes
William F. Fife      17,843,578    52,161      0            0
James E. Ukrop       17,846,209    49,530      0            0
James E. Rogers      17,846,214    49,525      0            0
Vernard W. Henley    17,845,115    50,624      0            0


(3) Ratification of the appointment of KPMG Peat Marwick as the Company's independent accountants.

                Votes Against                 Broker
Votes For       or Withheld      Abstentions  Non-Votes
17,850,620        17,501         27,618           0


Item 6.   Exhibits and Reports on Form 8-K

     The Company filed a Report on Form 8-K dated May 10, 1994, Items
2, 5 and 7, with respect to the consummation of its business combination with Stuart and the election of a new chairman and chairman emeritus. The following financial statements were filed
(or incorporated by reference) as a part of such Form 8-K:




Stuart Medical, Inc. Financial Statements (audited)

Balance Sheets as of December 31, 1993 and 1992.

Statements of Income for the year ended December 31, 1993, the eight months ended December 31, 1992 and the years ended April 30, 1992 and 1991.

Statements of Shareholders' Equity at December 31, 1993 and 1992 and April 30, 1992, 1991 and 1990.

Statements of Cash Flows for the year ended December 31, 1993, the eight months ended December 31, 1992 and the years ended April 30, 1992 and 1991.



Stuart Medical, Inc. Interim Financial Statements (unaudited)

Balance Sheets as of March 31, 1994 and December 31, 1993.

Statements of Income for the three months ended March 31, 1994 and 1993.

Statements of Cash Flows for the three months ended March 31, 1994 and 1993.



Owens & Minor, Inc. and Stuart Medical, Inc. Pro Forma Combined
Financial Statements (unaudited)

Pro Forma Combined Condensed Balance Sheet as of December 31, 1993.

Pro Forma Combined Condensed Statement of Income for the year ended
 December 31, 1993.

Pro Forma Combined Condensed Balance Sheet as of March 31, 1994.

Pro Forma Combined Condensed Statement of Income for the three months ended March 31, 1994.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OWENS & MINOR, INC.


Date                      /s/ Glenn J. Dozier
                          Glenn J. Dozier
                          Senior Vice President, Finance,
                          Chief Financial Officer


Date                      /s/ F. Thomas Smiley
                          F. Thomas Smiley
                          Vice President, Controller