Form 10-Q
period 1994-09-30
OWENS & MINOR INC/VA/
filed 1994-11-03
CIK 75252

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1994

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to  _________


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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.    YES  X     NO


|The number of shares of the Company's Common Stock outstanding as of October 31, 1994 was 30,714,195.


Owens & Minor, Inc. and Subsidiaries
Index


Part I  Financial Information

      Consolidated Balance Sheets - September 30,  1994 and
      December 31, 1993

      Consolidated Statements of Income - Three Months and
      Nine Months Ended September 30, 1994 and 1993

      Consolidated Statements of Cash Flows - Nine Months
      Ended September 30, 1994 and 1993

      Notes to Consolidated Financial Statements

      Management's Discussion and Analysis of Results of
      Operations and Financial Condition


Part II  Other Information



Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)
                                              September 30,   December 31
                                                 1994            1993

Assets
Current assets
  Cash and cash equivalents                  $       344    $      2,048
  Accounts and notes receivable, net             267,716         144,629
  Merchandise inventories                        320,890         124,848
  Other current assets                            20,916          10,638
    Total current assets                         609,866         282,163

Property and equipment, net                       37,465          23,863
Excess of purchase price over net assets         166,524          17,316
       acquired, net
Other assets                                      10,630          10,980
    Total Assets                             $   824,485    $    334,322

Liabilities and Stockholders' Equity
Current liabilities
  Current maturities of long-term debt       $       275    $      1,494
  Accounts payable                               264,080         120,699
  Accrued payroll and related liabilities         11,859           5,768
  Other accrued liabilities                       46,839          15,111
    Total current liabilities                    323,053         143,072

Long-term debt                                   245,341          50,768
Other liabilities                                  4,672           3,539
    Total Liabilities                            573,066         197,379

Stockholders' equity
  Preferred stock, par value $100;
               authorized - 10,000 shares
    Series A:  Participating Cumulative
               Preferred Stock; none issued           -               -
    Series B:  Participating Cumulative
               Preferred Stock; 4 1/2%,
               convertible; issued - 1,150       115,000              -
  Common stock, par value $2.00;
               authorized - 200,000 shares;
               issued-30,710 and 20,285 shares    61,420          40,569
  Paid-in capital                                    684           9,258
  Retained earnings                               74,315          87,116

    Total Stockholders' Equity                   251,419         136,943

Commitments and contingencies

   Total Liabilities and Stockholders' Equity  $ 824,485    $    334,322


See Notes to Consolidated Financial Statements


 Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income


(In thousands, except per share data)

                               Three Months Ended        Nine  Months Ended
                               September 30,             September 30,
                                   1994         1993         1994      1993

Net sales                       $ 693,004   $  361,959   $1,665,561  $1,020,992
Cost of sales                     626,770      323,808    1,503,392     913,553

Gross margin                       66,234       38,151      162,169     107,439

Selling, general and               46,445       27,611      115,570     78,556
        administrative expenses
Depreciation and amortization       3,757        1,948        9,356       5,488
Interest expense, net               3,927          829        6,915       2,134
Nonrecurring restructuring          9,037           -        27,654          -
         expenses

Total expenses                     63,166       30,388      159,495      86,178

Income before income taxes          3,068        7,763        2,674      21,261
Income tax expense                  1,582        2,973        1,557       8,380
Income before cumulative effect
    of change in accounting         1,486        4,790        1,117      12,881
    principle
Cumulative effect of change in        -             -           -           706
    accounting principle

Net income                          1,486        4,790        1,117      13,587

Dividends on preferred stock        1,293           -         2,020         -

Net income (loss) attributable to $   193   $    4,790   $     (903)  $  13,587
      common stock

Net income (loss) per common share:

Income (loss) before cumulative effect of change
     in accounting principle      $  0.01   $     0.15   $    (0.03)  $    0.42

Cumulative effect of change in        -             -           -          0.02
     accounting principle

Net income (loss) per common share $ 0.01   $     0.15   $    (0.03)  $    0.44


Cash dividends per common share    $ 0.045  $    0.035   $    0.125   $   0.105


Weighted average common shares
 and common share equivalents       31,191       30,910       30,981     30,684




See Notes to Consolidated Financial Statements
        Owens & Minor, Inc. and Subsidiaries
        Consolidated Statements of Cash Flows

                                                     Nine Months Ended
        (In thousands)                               September 30,
                                                       1994               1995
        Operating Activities
        Net income and noncash charges
        Net income                                $      1,117    $     13,587
        Noncash charges  (credits) to income
         Cumulative effect of change                        -             (706)
             in accounting principle
          Depreciation and amortization                  9,356           5,488
          Provision for losses on accounts and
              notes receivable                             837             859
          Provision for LIFO reserve                       640             949
          Other, net                                       798             675
        Cash provided by net income and noncash charge  12,748          20,852

        Changes in working capital
          Accounts and notes receivable               (123,924)        (15,663)
          Merchandise inventories                      (85,322)        (39,404)
          Accounts payable                              21,794          21,278
          Net change in other current assets
              and current liabilities                   37,645             320
          Other, net                                        82            (627)
        Cash used for operating activities            (136,977)        (13,244)

        Investing Activities
        Business acquisition, net of cash acquired     (38,622)         (2,416)
        Additions to property and equipment             (2,559)         (5,000)
        Other, net                                        (664)         (2,644)
        Cash used for investing activities             (41,845)        (10,060)

        Financing Activities
        Cash dividends paid                             (4,986)         (3,157)
        Additions to long-term debt                    214,192          41,900
        Reductions of long-term debt                   (74,967)         (5,121)
        Other short-term financing                      42,079          (7,300)
        Exercise of options                                800             479
        Cash provided by financing activities          177,118          26,801

        Net increase (decrease) in cash and             (1,704)          3,497
             cash equivalents

        Cash and cash equivalents at beginning of year   2,048           7,068
        Cash and cash equivalents at end of period   $     344    $     10,565

        See Notes to Consolidated Financial Statements


           Owens & Minor, Inc. and Subsidiaries
        Notes to Consolidated Financial Statements

1.     Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and subsidiaries as of September 30, 1994 and the results of operations for the three and nine month periods ended September 30, 1994 and 1993 and cash flows for the nine month periods ended September 30, 1994 and 1993.

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

4.     Long-Term Debt

During the third quarter of 1994 the Company entered into interest rate swap and cap agreements to manage interest rate risk of the Company's $350,000,000 Senior Credit Agreement. Under the swap agreements the Company pays the counterparties a fixed interest rate, ranging from 6.35% - 6.71%, and the counterparties pay the Company interest at a variable rate based on the 3 - month London Interbank Borrowing Offering Rate (LIBOR). The total notional amount of the interest rate swaps was $55,000,000 at September 30, 1994 and the term of the agreements range from 2 - 3 years. Under the interest rate cap agreements the Company is compensated by the counterparties if the 3 -month LIBOR rate exceeds 6.5%. The notional amounts of the cap agreements total $20,000,000 and the term of these agreements is 2 years. The Company is exposed to certain losses in the event of nonperformance by the counterparties to these agreements, however the Company's exposure is not significant and nonperformance is not anticipated.


5.   Nonrecurring Restructuring Expenses

During the second and third quarters of 1994 nonrecurring restructuring expenses were incurred under a formal restructuring plan adopted in connection with the Company's combination with Stuart Medical, Inc. and the Company's related decision to contract out the management and operation of its mainframe computer system.

The $27.7 million (pre-tax) of nonrecurring expenses are comprised primarily of severance costs associated with termination of employees (approximately $7.1 million), costs of consolidating distribution facilities and offices and increasing efficiencies within the Company (approximately $7.3 million) and costs of terminating leases and other incremental costs associated with the contracting out of the Company's mainframe computer operations (approximately $10.3 million). The restructuring expenses also include approximately $3.0 million of non-cash asset write-downs. The Company anticipates incurring additional restructuring expenses associated with this plan, with total restructuring expenses estimated to be $35 million.

6.   Business Combination

On May 10, 1994, the Company exchanged $40.2 million in cash and 1.15 million shares of 4.5%, $100 par value, Series B Cumulative Preferred Stock for all the capital stock of Stuart Medical, Inc. (Stuart), a distributor of medical/surgical supplies. The Series B Cumulative Preferred Stock is convertible into approximately 7.0 million shares of common stock. The transaction was accounted for as a purchase and, accordingly, the operating results of Stuart have been included in the Company's consolidated operating results since May 1, 1994. The purchase price exceeded the net assets acquired by approximately $151 million which is being amortized on a straight-line basis over 40 years.





Item 2.
           Owens & Minor, Inc. and Subsidiaries
         Management's Discussion and Analysis of
      Results of Operations and Financial Condition

Net Sales

During the third quarter net sales increased 91.5% to $693.0 million in 1994 from $362.0 million in 1993. For the year sales increased 63.1% compared to the first nine months of 1993. The sales increase is due primarily to the combination with Stuart Medical, Inc. (Stuart), the Company's continued market share improvement from previously announced new supply agreements with Voluntary Hospitals of America, Inc. (VHA) and Columbia/HCA
Healthcare Corporation (Columbia/HCA), account penetration and product line expansion. Assuming the Company's combination with Stuart had occurred on January 1, 1993, net sales would have shown an increase of 16% for the quarter and the nine months.

Gross Margin

Gross margin as a percentage of net sales declined during the third quarter to 9.6% in 1994 from 10.5% in 1993. Gross margin is also down for the first nine months from 10.5% in 1993 to 9.7% in 1994. This anticipated decline is due primarily to lower margins in the above mentioned new national supply contracts. Although the lower gross margin of these contracts reduces the Company's overall gross margin as a percentage of net sales, the increase in sales produced an increase in gross margin dollars for the first nine months of 1994 of approximately 50.9%.

Selling, General and Administrative Expenses

In conjunction with the realization of synergies from the Stuart combination and the benefits realized from the Company's emphasis on training and technology development, the Company has been able to absorb the increased sales volume without corresponding increases in administrative expenses. These synergies and benefits have decreased selling, general and administrative expenses as a percentage of sales from 7.6% for the third quarter of 1993 and 7.7% for the first nine months of 1993 to 6.7% for the third quarter of 1994 and 6.9% for the first nine months of 1994, respectively.

Depreciation and Amortization

Depreciation and amortization increased approximately $1.8 million during the third quarter of 1994 as compared to the third quarter of 1993 and $3.9 million for the first nine months in 1994 compared to the same period in 1993. The increase is due primarily to the assets acquired in the combination with Stuart, the approximately $151 million excess of purchase price over net assets acquired resulting from the combination and the Company's continued investment in new and improved technology.

Interest Expense, Net

Interest expense, net of interest income, increased from $.8 million during the third quarter of 1993 to $3.9 million during the same period in 1994. For the first nine months of 1994 interest expense, net of interest income, increased $4.8 million compared to the same period in 1993. The increase is due to increased borrowings to finance the combination with Stuart and the unfavorable trend in interest rates during the first nine months of 1994.

Income Tax Expense

The effective tax rate varied during the third quarter as a percentage of income before income taxes from 38.3% in 1993 to 51.6% in 1994. The rate has also varied similarly year to date. The rate variance is due to the amortization of the excess of purchase price over net assets acquired in the Stuart combination, which is not tax deductible, combined with the lower income before income taxes caused by the restructuring expenses.

Nonrecurring Restructuring Expenses

During the third quarter of 1994 the Company incurred approximately $9.0 million of nonrecurring restructuring expenses. These nonrecurring expenses as discussed in the Company's 1994 proxy statement and second quarter Form 10-Q relate to its combination with Stuart and its related decision to contract out the management and operation of its mainframe computer system. As discussed in note 5 of the Notes to Consolidated Financial Statements, the expenses relate to severance costs associated with the termination of employees, consolidation of distribution facilities and offices, increasing efficiencies within the Company, termination of leases and other incremental costs related to the Company's contracting out of its mainframe computer system. These restructuring expenses are being recorded as incurred. Of the $27.7 million of nonrecurring restructuring expenses incurred to date, approximately $10.5 million will be paid in subsequent months.

Net Income

During the third quarter and the first nine months of 1994, the Company recorded lower net income than 1993 due to the anticipated restructuring expenses previously mentioned.
Without these nonrecurring expenses and the related tax benefit the Company earned approximately $6.7 million or $.18 per common share for the quarter ended September 30, 1994 and $17.6 million or $.50 per common share for the nine months ended September 30, 1994, increases of 41.2% and 36.4%, respectively, over the same periods in 1993. The increase in net income prior to restructuring expenses is due primarily to the increased sales and the reduction in operating expenses as a percent of net sales.

Financial Condition

The Company uses several measurements for internal purposes of managing assets, liquidity and capital resources. As a result of, the Stuart combination the majority of measurements have changed due to different customer bases and different management objectives. In the transition process the Company will continue its emphasis on management of assets, liquidity and capital resources as a key ingredient to making the combination successful. The following is a summary of a few of the measurements the Company uses.


                                  9/30/94  12/31/93  9/30/93

Return on Common Equity*          15.6%     14.6%     14.6%
Current Ratio                     1.89      1.97      1.85
Inventory Turnover                8.2       11.5      10.0
Accounts Receivable Days Sales    35.6      34.2      35.2
Capitalization Ratio              49.4%     27.1%     29.3%

    * Excludes impact of nonrecurring restructuring expenses and related tax benefit.


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

          (b) There were no reports on Form 8-K for the three months ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OWENS & MINOR, INC.




Date  November 1, 1994    /s/ Glenn J. Dozier
                          Glenn J. Dozier
                          Senior Vice President, Finance,
                          Chief Financial Officer


Date  November 1, 1994    /s/ F. Thomas Smiley
                          F. Thomas Smiley
                          Vice President, Controller