Form 10-K
OWENS & MINOR INC/VA/
filed 1995-03-29
CIK 75252

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-K
    (Mark One)
    [X]   Annual  Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1994
                                   or
    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

    For the transition period from            to

    Commission file Number                     1-9810

                          OWENS & MINOR, INC.
         (Exact name of Registrant as specified in its charter)

    Virginia                                            54-1701843
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    4800 Cox Road, Glen Allen, Virginia                           23060
    (Address of principal executive offices)                    (Zip Code)

    Registrant's telephone number, including Area Code   (804) 747-9794
    Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                    which registered
    Common Stock, $2 par value          New York Stock Exchange
    Preferred Stock Purchase Rights     New York Stock Exchange

                 Securities registered pursuant to Section 12(g) of the Act:
    None
                                       (Title of Class)

                                       (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements
    for  the past 90 days.  Yes    X   No  _____

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by
    non-affiliates (based upon the closing  sales  price)  was
    approximately  $377,909,196  as  of March  7,  1995.    In
    determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common
    Stock  are affiliates.   Such assumption shall  not be deemed
    conclusive for any other purpose.

         The number of shares of the Company's Common Stock outstanding as of March 7, 1995 was 30,805,845 shares.

                  DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Owens & Minor, Inc. Annual Report to Shareholders for the year ended December 31, 1994 (the "1994 Annual Report") are incorporated by reference into Part II of this Form 10-K and portions of the Owens & Minor, Inc. definitive Proxy Statement for the 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the specific information referred to in Items 5, 6, 7, 8 and 14 hereof, the 1994 Annual Report and 1995 Proxy Statement are not deemed to be filed as a part of this report.

                           TABLE OF CONTENTS
                                  and
                         CROSS REFERENCE SHEET

                                                            Page Number(s)/Sections
                                                        Form    Annual        Proxy
                                                        10-K    Report        Statement
     PART I
         Item 1       Business                          2-4
         Item 2       Properties                         5
         Item 3       Legal Proceedings                  5
         Item 4       Submission of Matters to a
                      Vote of Security Holders           5

     PART II
       * Item 5       Market for Registrant's Common
                       Equity and Related Stockholder
                       Matters                           9       43
       * Item 6       Selected Financial Data            9       22-23
       * Item 7       Management's Discussion and
                       Analysis of Financial
                       Condition and Results
                        of Operation                     9       24-25
       * Item 8       Financial Statements and
                        Supplementary Data               9       26-40
         Item 9       Changes in and Disagreements
                       with Accountants on Accounting
                       and Financial Disclosure          9

     PART III

      ** Item 10      Directors and Executive Officers                        Proposal 1: Election of
                        of the Registrant                10                   Directors

      ** Item 11      Executive Compensation             10                   Proposal 1: Election of Directors - Executive
                                                                              Compensation

      ** Item 12      Security Ownership of Certain                           Proposal 1: Election
                       Beneficial Owners and                                  of Directors - Capital
                       Management                        10                   Stock Owned by Principal Shareholders
                                                                              and Management


     ** Item 13       Certain Relationships and
                        Related Transactions             10                   None


     PART IV
        Item 14       Exhibits, Financial Statement
                       Schedules, and Reports on
                       Form 8-K                         11-13

    * Information related to this item is hereby incorporated by reference to the 1994 Annual Report.

   **   Information related to this item is hereby incorporated by reference to the 1995 Proxy Statement.

                          OWENS & MINOR, INC.

                                 PART I

   Item 1.  Business

        Owens & Minor, Inc. (the "Company") was incorporated in Virginia on December 7, 1926 as a successor to a partnership founded in
   Richmond, Virginia  in 1882.    The  Company  is  the  largest
   branded wholesale distributor of medical/surgical supplies and carries over 163,000 products and operates 53 distribution centers serving hospitals, nursing homes, integrated healthcare systems, alternate medical care facilities, physicians' offices and other institutions nationwide. The Company also distributes
   pharmaceuticals and  related  products to  hospitals.   The Company's
   common stock is traded on the New York Stock Exchange under the symbol OMI.

        On May 10, 1994, the Company acquired Stuart Medical, Inc. (Stuart), a distributor of medical/surgical supplies. The consideration paid to the shareholders of Stuart was $40.2 million in cash and $115 million par value of convertible preferred stock.

        In 1994, the Company did not engage in any material amount of governmental business that may be subject to renegotiation of profits or termination of contract at the election of the
   government.  The Company held  no   material  patents,   trademarks,
   licenses,  franchises   or concessions in 1994  nor is it subject to
   any material seasonality. At February 28, 1995, the Company had approximately 3,000 full and part-time employees and considers its relations with them to be excellent.

        The Company is required to carry a significant investment in inventory to meet the rapid delivery requirements of its customers. The Company sells only finished goods purchased from
   approximately 3,000 different  manufacturers   that  provide  an
   adequate availability of inventory. In 1994, products purchased from Johnson & Johnson, Inc. accounted for approximately 19% of the Company's net sales. The Company believes that it is not vulnerable to supply interruptions that would have a material adverse effect on its operations or profitability. Due to the immediate delivery requirements of its customers, the Company has no material backlog of orders.

        Hospital   customers   (including   members   of   hospital
   buying groups/alliances) represent the  majority of the  Company's
   sales.   The remaining sales  are to alternative care  providers
   including Integrated Healthcare System (IHS), nursing homes, surgical centers, physician offices and other purchasers. The historic focus on sales to hospitals reflects the Company's principal strategy of focusing on hospital customers in the belief that the buying decisions regarding distribution of supplies to the new IHS will be lead by the hospital community. Important elements of this strategy have been to maintain the Company's status as a low cost distributor of high volume commodity products and to operate in a decentralized manner to provide customers with a high level of service on a local basis.

        In 1994, the majority of the Company's sales were related to eight product groups including urological products, dressings, needles and syringes, surgical packs and gowns, sterile procedure trays, sutures, intravenous products and endoscopic products. These products are disposable and are generally used in high
   volume by  customers.   The sales of these  products are supplemented
   by sales of a wide variety of other products including incontinence products, feeding tubes, surgical staples, blood collection devices and surgical gloves.

        The  Company's  growth has  been  achieved  by  expansion into
   new geographical  areas   through  acquisitions  and  the   opening
   of  new distribution  centers.   In  May  1989,  the Company
   acquired National Healthcare and Hospital Supply Corporation (National Healthcare). With the addition of National
   Healthcare's six continuing distribution centers, the Company was able to expand its distribution area to the western portion of the United States. On December 2, 1991, the Company acquired Koley's
   Medical  Supply, Inc.  (Koley's).   The acquisition  of Koley's
   provided the Company with three distribution centers located in Iowa and Nebraska. In May 1992 and September 1992, the Company opened
   distribution  centers   in  Columbus,  Ohio   and  Memphis,
   Tennessee, respectively.   In May 1993, the Company acquired Lyons
   Physician Supply Company located in Youngstown, Ohio. In June 1993, the Company acquired A. Kuhlman & Co. located in Detroit,
   Michigan.   In  June 1993,  the Company opened distribution centers
   in Birmingham, Alabama and Detroit, Michigan, and in August 1993 and December 1993, the Company opened distribution centers in
   Boston, Massachusetts and  Seattle, Washington, respectively.   On
   May 10,  1994,  the Company  acquired  Stuart.   The acquisition  of
   Stuart provided the Company with distribution centers located primarily in the West, Midwest and Northeast. In October 1994, the Company acquired substantially all of the assets of Emery Medical Supply, Inc., located in Denver, Colorado. In August 1994, the Company opened a distribution center in San Diego, California, and
   in December 1994,  in St.  Louis,  Missouri.   The  Company intends
   to  continue to acquire or establish distribution centers  in new
   locations depending on the  attractiveness  of  new   markets,  the
   availability of suitable acquisition candidates and the potential for additional sales and/or cost savings from new locations.

        Since 1985, the Company has been a distributor for VHA Inc. (formerly named Voluntary Hospitals of America, Inc.) ("VHA"). VHA is the nations's largest group purchasing organization for the non-profit hospital system, representing over 1,000 health care organizations all of which are in markets serviced by the Company. The Company entered into a new supply agreement with VHA in 1993. Under the provisions of the new VHA agreement, commencing on April 1, 1994, the Company sells products to VHA-member hospitals and affiliates on a variable cost-plus basis that is generally dependent upon dollar volume of purchases and percentage of total products purchased from the Company. Accordingly, as the Company's sales to and penetration of VHA-member customers increase, the cost plus pricing charged to such customers decreases. Prior to April 1, 1994, products were sold on a straight cost-plus basis. In November 1994, another change was made to the VHA agreement adding Baxter Healthcare Corporation as the fourth authorized VHA distributor effective in the first quarter of 1995.
   Simultaneously, with   this  change,  VHA   enabled  the  other
   three authorized VHA distributors, including the Company, to distribute Baxter-manufactured products, which was not previously possible. During 1994, no single customer accounted for 10% or more of the Company's net sales, except for sales under the VHA agreement to member hospitals, which amounted to approximately $960 million or 40% of the Company's total net sales.

        In  February  1994,  the   Company  was  selected  by
   Columbia/HCA Healthcare  Corp.  ("Columbia/HCA")  as its  principal
   distributor  for medical/surgical  products.   Under  the  new
   partnership, the Company provides distribution services to Columbia/HCA hospitals and their other healthcare facilities nationwide to improve the cost effectiveness and efficiency of
   their  inventory management  process.   Columbia/HCA owns
   approximately 200 acute care and specialty hospitals throughout the United States.

        The  Company  also  acts  as  an  agent  for  Abbott
   Laboratories, warehousing and distributing intravenous solutions and related products on a fee basis at seven distribution centers.

        As a result of the Company's sale of its Wholesale Drug Division and Specialty Packaging Division in 1992, the Company has only one reporting segment.

                         MARKETING DEVELOPMENTS

        In 1994, the Company introduced a series of decision analysis for personal computer applications called Interactive Value Models (IVM(Registered Trademark)). With the IVM(Registered Trademark), customers are guided through a series of questions accessing their data to arrive at a cost savings figure achievable through the use of the Company's distribution services. If the customer cannot provide the data, the application automatically provides
   industry standard values.    Because  IVM(Registered Trademark) is
   computerized,  customers  receive answers quickly.

        The field automation program was implemented in October 1994, with field management receiving IBM Thinkpad(Registered Trademark)
   laptops.   The sales force trainers received their laptop computers
   in December 1994 in preparation for the roll-out to the entire sales force in 1995. These laptops will be used to access business data on a real time basis, to communicate electronically both with the Company's customers and teammates, and to provide multi-media presentations.

        Stock Point(Registered Trademark) was introduced in November 1994 as the name for the Company's stockless distribution program.
   This program provides for low-unit-of-measure   delivery  of  product
   directly to  the  hospital department or  care site  on a daily
   basis.   The Company  successfully implemented  in  1994  a  newly
   developed Stock Point(Registered Trademark) point-of-use application at two hospital locations. This application automates the replenishment process through the use of portable computers outfitted with bar code readers.

        A new Integrated Healthcare System (IHS) marketing strategy was introduced in the Fall of 1994 to five major IHS customers. This program is designed to provide a seamless distribution program to address the special needs of the large IHS in reducing their non-clinical operating expenses and working towards a risk/gain sharing agreement.

        "The Source", Owens & Minor's first product catalog, was released in December 1994 to customers and teammates. This is a comprehensive medical/surgical product catalog illustrating many of the products that are available through the Company's distribution centers.


                              COMPETITION

        The medical/surgical supply business in the United States consists of three nationwide distributors, Owens & Minor, Baxter Healthcare Corp. and General Medical, and a number of regional and local distributors. The Company believes that, based upon sales, it is the largest branded distributor of medical/surgical products to hospitals in the United States. Competition within the medical/surgical supply business exists with respect to breadth of product line, product availability, delivery time, services provided, the ability to meet special requirements of customers and price. Further consolidation of medical/surgical supply distributors continues through the purchase of smaller distributors by larger companies due to competitive pressures in the market place.

   Item 2.  Properties

        The corporate  headquarters of  the Company  is located in
   western Henrico County in  suburban Richmond,   Virginia in  a leased
   facility. The Company owns two undeveloped parcels of land in western Henrico County, which are adjacent to the Company's corporate headquarters. In addition, the Company owns its warehouse facilities in Youngstown, Ohio, La Mirada, California and Greensburg, Pennsylvania and an office facility in Sanford, Florida.

        The Company also leases offices and warehouses for its distribution centers in 45 cities. Overall there are 53 distribution centers. In 1994, the Company relocated five
   distribution centers  and expanded six others.   Much of this
   activity can be attributed to new business growth with Columbia/HCA hospitals and the consolidation of Owens & Minor and Stuart
   facilities.    In 1995  new  facilities  are  planned for  seven
   locations including Atlanta, Chicago, Detroit, Ft.  Lauderdale,
   Houston, Jackson and Richmond.   All company  facilities are
   considered  adequate for their current and projected use.


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


   Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 1994.

             EXECUTIVE AND OTHER OFFICERS OF THE REGISTRANT


     The Company's Executive Officers are:


                Name                   Age                    Office

     G. Gilmer Minor, III              54          Chairman, President and Chief
                                                   Executive Officer

     Craig R. Smith                    43          Executive Vice President and
                                                   Chief Operating Officer

     Robert E. Anderson, III           60          Executive Vice President,
                                                   Planning and Development

     Henry A. Berling                  52          Executive Vice President,
                                                   Sales and Customer
                                                   Development

     Drew St. J. Carneal               56          Senior Vice President,
                                                   Corporate Counsel and
                                                   Secretary

     Glenn J. Dozier                   44          Senior Vice President,
                                                   Finance, Chief Financial
                                                   Officer

     The Company's other Officers are:

     Richard F. Bozard                 48          Vice President, Treasurer

     Charles C. Colpo                  37          Vice President, Inventory
                                                   Management

     Hugh F. Gouldthorpe, Jr.          56          Vice President, Quality and
                                                   Communications

     Michael L. Roane                  40          Vice President, Human
                                                   Resources

     Thomas J. Sherry                  46          Vice President, Sales and
                                                   Marketing

     F. Thomas Smiley                  39          Vice President, Operations
                                                   and Cost Management,
                                                   Controller

     Hue Thomas, III                   56          Vice President, Corporate
                                                   Relations


        At the meeting of the Board of Directors held February 27, 1995, Mr. Colpo was elected Officer and all of the other Officers were elected at the annual meeting of the Board of Directors held May
   10, 1994.   All Officers  are  elected  to  serve  until the  1995
   Annual Meeting of Shareholders, or such time as their successors are elected.

        Mr. G. Gilmer Minor, III was first employed by the Company in 1963. Mr. Minor received his B.A. in history from the Virginia
   Military Institute in 1963.   In  1966, he was  awarded an  MBA from
   the Colgate Darden School of Business Administration at the University of Virginia. He has spent his entire business career with the Company and was elected President and Chief Operating Officer in 1981 and Chief Executive Officer in 1984. In May 1994 he was also elected Chairman of the Board.


        Mr. Smith was employed by National Healthcare and Hospital Supply Corporation in June 1983 as a sales representative. With the Company's acquisition of National Healthcare and Hospital Supply Corporation in May 1989, Mr. Smith was employed by the Company as Division Vice President. From 1990 to 1992, Mr. Smith served as
   Group Vice President for  the  western  region.    On  January  4,
   1993 Mr. Smith assumed responsibilities of Senior Vice President, Distribution. Later in 1993, Mr. Smith assumed the new role of Senior Vice President, Distribution and Information Systems and
   in 1994,  he  was elected  Executive Vice President, Distribution and
   Information Systems.   In February 1995, Mr. Smith was promoted to
   Chief Operating Officer. Mr. Smith is a graduate of the University of Southern California.

        Mr. Anderson was Vice President of Powers & Anderson from 1958 to 1966. With the Company's acquisition of Powers & Anderson in 1967, Mr. Anderson was employed by the Company in the Medical/Surgical Division in sales and marketing and was elected Vice President in 1981. In October 1987, he was elected Senior Vice President, Corporate Development. In April 1991, Mr. Anderson
   was elected  Senior Vice President,  Marketing and Planning.   In
   1992, Mr. Anderson assumed a new role as Senior Vice President, Planning and Development and in 1994, he was elected
   Executive Vice President,  Planning.   Mr. Anderson received  a B.S.
   in Commerce from the University of Virginia.

        Mr. Berling was employed by A & J Hospital Supply Company following the completion of his education in 1965. With the Company's acquisition of A & J Hospital Supply in 1966, Mr. Berling was employed by the Company in the Medical/Surgical Division and was elected Vice President in 1981 and Senior Vice President, Sales and Marketing, a newly created position, in 1987. In April 1989, he was elected Senior Vice President and Chief Operating Officer. In April 1991, Mr. Berling assumed a new role as Senior Vice President, Sales and Distribution. In 1992, Mr. Berling assumed the role of Senior Vice President, Sales and Marketing and in 1994, he was elected Executive Vice President, Sales
   and Customer Development.   Mr. Berling received  a B.S. in
   Economics from Villanova University.

        Mr. Carneal was employed by the Company in January 1989 as Vice President and Corporate Counsel. From 1985 to 1988, he
   served as the Richmond City Attorney and, prior to that date, he was a partner for the law firm of Cabell, Moncure and Carneal which provided legal services to the Company. In February 1989, he was
   elected Secretary by the Board of Directors.    In  March 1990,  he
   was elected Senior Vice President, Corporate Counsel and Secretary. Mr. Carneal received a B.A. in English from Princeton
   University.   Mr. Carneal  received  his L.L.B.  at the University of
   Virginia School of Law.

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

        Mr. Bozard  was  employed by  the  Company in  March 1988  and
   was elected  Vice  President,  Treasurer in  1991.    Prior  to
   joining the Company, he served as an officer for CIT/Manufacturers Hanover Bank and Trust. From 1984 to 1986, he was with Williams
   Furniture where his last position  was President.    Mr. Bozard
   received a B.S. from Virginia Commonwealth University in Business Administration.

        Mr. Colpo was employed by the Company in 1981 as Manager, Internal Audit. In April 1984, Mr. Colpo was promoted to Division Vice President (DVP) and served as DVP for the Harlingen, Texas, Division, in 1987, for the Orlando, Florida, Division and in 1993
   for  the Atlanta,  Georgia, Division.   In 1994, he  became Director,
   Business Process Redesign. In 1995, Mr. Colpo was promoted to Vice President, Inventory Management. Mr. Colpo received a BS in Accounting from Virginia Polytechnic Institute and State University.

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

        Mr.  Roane was  employed  by the  Company in  October 1992  as
   Vice President, Human Resources.   Prior to joining Owens  & Minor,
   Mr. Roane was employed by Philip Morris Co. from 1980 to 1992 where his last position was Manager, Employee Relations Operations. Prior to that he was employed by Gulf Western Industries in a
   variety of human resources positions.   Mr. Roane received  his B.S.
   Degree  in Business Management from Canisius College.

        Mr. Sherry joined Owens & Minor as Vice President of Sales and Marketing with the Company's acquisition of Stuart in May 1994. During his 18 year employment at Stuart he held various positions which included sales representative, Sales Manager, Division Vice President, Regional Vice President, Vice President
   of Sales  and Executive  Vice President.   Mr.  Sherry  has a  B.S.
   in Business Administration from Central Michigan University and while in the Air Force completed the M.B.A. program at the University of Northern Colorado.

        Mr. Smiley was employed by the Company in September 1979 as Manager of Internal Audit. In January 1981, he became Assistant Controller. In June 1985, he became Controller. In April 1986 he
   was elected Assistant Vice  President, Controller.    In  April
   1989, he was elected Vice President, Controller and in February 1995, was promoted to Vice President, Operations and
   Cost  Management.    Prior to  joining  the Company, he  was with
   Coopers & Lybrand,  where his  last position  was Senior  Accountant.
   Mr.   Smiley  received   a   B.S.  in   Business Administration from
   the University of Richmond.

        Mr. Thomas joined the Company in 1970. In 1984, he was promoted to Assistant General Manager of the Medical/Surgical Division. In 1985, he was made Assistant Corporate Vice President and was named Vice President in 1987. In 1989, he was named Vice President and General Manager of the Medical/Surgical Division. In 1991, he was named Vice President, Corporate Relations. Mr. Thomas received a B.S. from Georgia Institute of Technology.

                                PART II


   Item 5.  Market  for Registrant's Common Equity and  Related Stockholder
            Matters

        Information regarding the market price of the Company's Common Stock and related stockholder matters is set forth in the 1994 Annual Report under the heading "Market and Dividend
   Information"  on page 43 and is incorporated by reference herein.


   Item 6.  Selected Financial Data

        The information required under  this item is contained in  the
   1994 Annual Report under the heading   "Selected Financial Data" on
   pages 22 and 23 and is incorporated by reference herein.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

        The information required under this item is contained in the 1994 Annual Report under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 and 25 and is incorporated by reference herein.


   Item 8.  Financial Statements and Supplementary Data

        The consolidated financial statements and notes as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994, together with the independent auditors' report of KPMG Peat Marwick LLP dated February 3, 1995,
   appearing on  pages 26 through 40 of  the 1994  Annual Report   are
   incorporated by  reference herein.

        The information required under Item 302 of Regulation S-K is set forth in the 1994 Annual Report in Note 13 - "Quarterly
   Financial Data (Unaudited)" in the Notes to Consolidated Financial Statements on page 39 and is incorporated by reference herein.


   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting and financial disclosures during the two-year period ended December 31, 1994.

                                PART III


   Item 10.  Directors and Executive Officers of the Registrant

        The information required for this item is contained in Part I of this Form 10-K and in the 1995 Proxy Statement under the heading, "Proposal 1: Election of Directors" and is incorporated by reference herein.


   Item 11.  Executive Compensation

        The information required under this item is contained in the 1995 Proxy Statement under the heading "Proposal 1: Election of Directors - Executive Compensation" and is incorporated by reference herein.


   Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is contained in the 1995 Proxy Statement under the heading "Proposal 1: Election of Directors - Capital Stock Owned by Principal Shareholders and Management" and is incorporated by reference herein.


   Item 13.  Certain Relationships and Related Transactions

        None

                                PART IV

   Item 14.  Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K

                                             Page Numbers
                                              1994 Annual         Form
                                                   Report *       10-K

   (a)  The following documents are filed
        as part of this report:

   1.   Consolidated Financial Statements:

        Independent Auditors' Report of
        KPMG Peat Marwick LLP                        40

        Consolidated Balance Sheets at
        December 31, 1994 and 1993                   27

        Consolidated Statements of Income for
        the years ended December 31, 1994,
        1993 and 1992                                26

        Consolidated Statements of Cash Flows
        for the years ended December 31, 1994,
        1993 and 1992                                28

        Notes to Consolidated Financial Statements   29-39

   2.   Financial Statement Schedules:

        Independent Auditors' Report of KPMG
        Peat Marwick LLP                                          15

        VIII - Valuation and Qualifying Accounts                  16

   * Incorporated by reference from the indicated pages of the 1994 Annual Report.

        All other schedules are omitted because the related information is included in the Consolidated Financial Statements or notes thereto or because they are not applicable.

   3.  Exhibits

      (2) Agreement of Exchange dated December 22, 1993, as amended and restated on March 31, 1994, by and among Stuart Medical, Inc., the Company and certain shareholders of Stuart Medical, Inc. (incorporated herein by reference to the Company's Proxy Statement/Prospectus dated April 6, 1994, Annex III)**

      (3)(a) Amended and Restated Articles of Incorporation of the Company

         (b)  Amended and Restated Bylaws of the Company

      (4)(a) Owens & Minor, Inc. $11.5 million, 0% Subordinated Note dated May 31, 1989, due May 31, 1997, between the Company and Hygeia Ltd. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)
         (b) Amendment to Owens & Minor, Inc. 0% Subordinated Note due
             May 31, 1997
         (c) Owens & Minor, Inc. $3,332,912, 9.10% Convertible
             Subordinated Note dated May 10, 1994, due May 31, 1996, between the Company and Hygeia Ltd.
         (d) Credit Agreement dated as of April 29, 1994 among the Company, as borrower, certain of the Company's subsidiaries, as guarantors, NationsBank of North Carolina, N.A., as Agent, Chemical Bank and Crestar Bank, as Co-Agents, and the Banks identified therein ("Credit Agreement")**
         (e) First Amendment to Credit Agreement dated February 28, 1995**

    (10) (a) Owens & Minor, Inc. Annual Incentive Plan (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25, 1991)*
         (b) 1985 Stock Option Plan as amended on January 27, 1987 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(f), for the year ended December 31, 1987)*
         (c) Stock Purchase Agreement dated May 1, 1989 among the Company, Hygeia N.V. and Hygeia Medical Supply B.V. (incorporated herein by reference to the Company's Current Report on Form 8-K, Exhibit 2.1, filed on May 24, 1989)
         (d) Owens & Minor, Inc. Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(h), for the year ended December 31, 1990)*
         (e) Supplemental Executive Retirement Plan dated July 1, 1991 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*
         (f) Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*
         (g) Owens & Minor, Inc. Directors' Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*
         (h) Agreement dated December 31, 1985 by and between Owens & Minor, Inc. and G. Gilmer Minor, Jr. (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(k), for the year ended December 31, 1992)*
         (i) Agreement dated December 31, 1985 by and between Owens & Minor, Inc. and Philip M. Minor (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(l), for the year ended December 31, 1992)*
         (j) Agreement dated May 1, 1991 by and between Owens & Minor, Inc. and W. Frank Fife (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(m), for the year ended December 31, 1992)*
         (k) Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(k), for the year ended December 31, 1993)*
         (l) Owens & Minor, Inc. Directors' Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(l), for the year ended December 31, 1993) *
         (m) Form of Enhanced Authorized Distribution Agency Agreement ("ADA Agreement") dated as of November 16, 1993 by and between Voluntary Hospitals of America, Inc. and Owens & Minor, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10 (m), for the year ended December 31, 1993)***
         (n) Amendments to ADA Agreement dated as of August 9, 1994, September 15, 1994 and November 15, 1994, respectively

      (11)   Calculation of Net Income Per Share

      (13)   Owens & Minor, Inc. 1994 Annual Report to Shareholders

      (21)   Subsidiaries of Registrant

      (23)   Consent of KPMG Peat Marwick LLP, independent auditors

      (27)   Financial Data Schedule

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


    (b) Reports on Form 8-K

        There were no reports filed on Form 8-K during the fourth quarter of 1994

   Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the 1994 Annual Report shall not be deemed "filed" as a part of this Form 10-K.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OWENS & MINOR, INC.

                                 by /s/ G. Gilmer Minor, III
                                 G. Gilmer Minor, III
                                 Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


   /s/ G. Gilmer Minor, III           /s/ R. E. Cabell, Jr.
   G. Gilmer Minor, III               R. E. Cabell, Jr.
   Chairman of the Board, President   Director
   and Chief Executive Officer

   /s/ Philip M. Minor                /s/ James B. Farinholt, Jr.
   Philip M. Minor                    James B. Farinholt, Jr.
   Vice Chairman of the Board         Director

   /s/ William F. Fife                /s/ Carl G. Grefenstette
   William F. Fife                    Carl G. Grefenstette
   Director                           Director

   /s/ Glenn J. Dozier                /s/ Vernard W. Henley
   Glenn J. Dozier                    Vernard W. Henley
   Senior Vice President, Finance,    Director
   Chief Financial Officer

   /s/ F. Thomas Smiley               /s/ E. Morgan Massey
   F. Thomas Smiley                   E. Morgan Massey
   Vice President, Principal          Director
   Accounting Officer and Controller

                                      /s/ James E. Rogers
                                      James E. Rogers
                                      Director

                                      /s/ James E. Ukrop
                                      James E. Ukrop
                                      Director

                                      /s/ Anne Marie Whittemore
                                      Anne Marie Whittemore
                                      Director


   Each of the above signatures is affixed as of March 22, 1995.

   INDEPENDENT AUDITORS' REPORT
   REPORT ON FINANCIAL STATEMENT SCHEDULE

   The Board of Directors
   Owens & Minor, Inc.:


   Over date of February 3, 1995, we reported on the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the 1994 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 1994 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included on page 16 of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   KPMG Peat Marwick LLP

   Richmond, Virginia
   February 3, 1995

                                                              Schedule VIII

                     OWENS & MINOR, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                                (In thousands)

                             Additions
               Balance at    Charged to
               Beginning   Costs    Other**                 Balance
   Year-End       of        and                             at End
   Description   Year     Expenses            Deductions*   of Year

   Allowance for doubtful
      accounts deducted from
      accounts and notes
      receivable in the
      Consolidated
      Balance Sheets


      1994       $4,678    $1,149    $  40      $  527      $5,340

      1993       $4,442    $  497        -      $  261      $4,678

      1992       $4,514    $1,351        -      $1,423      $4,442

   *  Uncollectible accounts written off.
   ** Adjusted  for  the  allowance   reserve  acquired  with  the  Emery
      acquisition.

                               Form 10-K
                             Exhibit Index


   Exhibit #           Description

   (3)  (a)  Amended and Restated Articles of Incorporation of the Company

        (b)  Amended and Restated Bylaws of the Company

   (4)  (b)  Amendment to Owens & Minor, Inc. 0% Subordinated Note due May
             31, 1997

        (c) Owens & Minor, Inc. $3,332,912 9.10% Convertible Subordinated Note dated May 10, 1994 due May 31, 1996 between the Company and Hygeia Ltd.

        (d) Credit Agreement dated as of April 29, 1994, among the Company, as borrower, certain of the Company's subsidiaries, as guarantors, NationsBank of North Carolina, N.A., as Agent, Chemical Bank and Crestar Bank, as Co-Agents, and the Banks identified therein

        (e)  First Amendment to Credit Agreement dated February 28, 1995

   (10) (n) Amendments to ADA Agreement dated as of August 9, 1994, September 15, 1994 and November 15, 1994, respectively

   (11)      Calculation of Net Income Per Share

   (13)      Owens & Minor, Inc. 1994 Annual Report to Shareholders

   (21)      Subsidiaries of Registrant

   (23)      Consent of KPMG Peat Marwick LLP, independent auditors

   (27)      Financial Data Schedule