Form 10-Q
period 1995-03-31
OWENS & MINOR INC/VA/
filed 1995-05-10
CIK 75252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                         FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995

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




(Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X   No  _____

  The number of shares of the Company's Common Stock outstanding as of April 25, 1995 was 30,815,991 shares.


            Owens & Minor, Inc. and Subsidiaries
                           Index


Part I.      Financial Information

  Consolidated Balance Sheets - March 31, 1995 and
  December  31, 1994

  Consolidated Statements of Income - Three Months Ended
  March 31, 1995 and 1994

  Consolidated Statements of  Cash Flows - Three Months
  Ended March 31, 1995 and 1994

  Notes to Consolidated Financial Statements

  Management's Discussion and Analysis of Results of
  Operations and Financial Condition


Part II.     Other Information

      Part I.  Financial Information

      Item 1.  Financial Statements

      Owens & Minor, Inc. and Subsidiaries
      Consolidated Balance Sheets

      (In thousands, except per share data)         March 31,     December 31,
                                                        1995            1994
      Assets
      Current assets
         Cash and cash equivalents                 $       261     $       513
         Accounts and notes receivable, net            306,321         290,240
         Merchandise inventories                       353,757         323,851
         Other current assets                           25,799          26,222
              Total current assets                     686,138         640,826
         Property and equipment, net                    38,743          38,620
         Excess of purchase price over net
           assets acquired, net                        174,688         175,956
         Other assets                                   18,774          13,158
              Total assets                         $   918,343     $   868,560

      Liabilities and Shareholders' Equity
      Current liabilities
         Current maturities of long-term debt      $       236     $       236
         Accounts payable                              274,279         296,878
         Accrued payroll and related liabilities         9,472          11,294
         Other accrued liabilities                      46,935          50,630
              Total current liabilities                330,922         359,038
      Long-term debt                                   323,304         248,427
      Other liabilities                                  5,496           4,919
              Total liabilities                        659,722         612,384
      Shareholders' equity
         Preferred stock, par value $100 per share;
           authorized - 10,000 shares
           Series A;  Participating Cumulative
               Preferred Stock; none issued                -               -
           Series B;  Cumulative Preferred
               Stock; 4 1/2%, convertible;
               issued - 1,150 shares                   115,000         115,000
         Common stock, par value $2 per share;
            authorized - 200,000 shares; issued -
            30,808 shares in 1995 and 30,764 in 1994    61,616          61,528
         Paid-in capital                                 1,631           1,207
         Retained earnings                              80,374          78,441
            Total shareholders' equity                 258,621         256,176
      Commitments and contingencies
            Total liabilities and shareholders'
              equity                               $   918,343     $   868,560

      See Notes to Consolidated Financial Statements



         Owens & Minor, Inc. and Subsidiaries
          Consolidated Statements of Income


       (In thousands, except per share data)


                                               Three Months Ended March 31,

                                                 1995        1994

       Net sales                               $ 747,095   $ 390,794
       Cost of sales                             674,187     351,668

       Gross margin                               72,908      39,126

       Selling, general and administrative        53,561      28,373
              expenses
       Depreciation and amortization               3,516       2,302
       Interest expense, net                       5,391         768
       Nonrecurring restructuring expenses         2,661          -

       Total expenses                             65,129      31,443

       Income before income taxes                  7,779       7,683
       Provision for income taxes                  3,166       2,927

       Net income                                  4,613       4,756

       Dividends on preferred stock                1,294          -

       Net income attributable to common stock $   3,319   $   4,756



       Net income per common share             $    0.11   $    0.15


       Cash dividends per common share         $   0.045   $   0.035


       Weighted average common shares
         and common share equivalents             31,087      31,133



       See Notes to Consolidated Financial Statements





       Owens & Minor, Inc. and Subsidiaries
       Consolidated Statements of Cash Flows


       (In thousands)                        Three Months Ended March 31,

                                                  1995            1994

       Operating Activities
       Net income                            $      4,613    $      4,756
       Noncash charges to income
         Depreciation and amortization              3,516           2,302
         Provision for losses on accounts and
             notes receivable                         121              -
         Provision for LIFO reserve                   962           1,381
         Other, net                                   559             243
       Cash provided by net income and noncash      9,771           8,682
              charges

       Change in assets and liabilities
         Accounts and notes receivable            (16,202)           (661)
         Merchandise inventories                  (30,868)        (22,457)
         Accounts payable                         (65,174)         11,619
         Net change in other current assets
             and current liabilities               (4,157)          1,198
         Other, net                                (3,935)            850
       Cash used for operating activities        (110,565)           (769)

       Investing Activities
       Additions to property and equipment         (2,363)           (662)
       Other, net                                  (2,030)           (233)
       Cash used for investing activities          (4,393)           (895)

       Financing Activities
       Additions to long-term debt                 74,696          11,412
       Reductions of long-term debt                   (59)           (361)
       Other short-term financing                  42,575          (8,627)
       Cash dividends paid                         (2,680)         (1,073)
       Exercise of options                            174             307
       Cash provided by financing activities      114,706           1,658

       Net decrease in cash and cash                 (252)             (6)
                equivalents

       Cash and cash equivalents at beginning         513           2,048
               of year
       Cash and cash equivalents at end of   $        261    $      2,042
               period


       See Notes to Consolidated Financial Statements



Owens & Minor, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements


1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and subsidiaries as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994.

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

4.   Nonrecurring Restructuring Expenses

     During the first quarter, the Company incurred $2.7 million of nonrecurring restructuring expenses related to the Company's restructuring plan developed in connection with the Company's May 1994 combination with Stuart Medical, Inc. (Stuart) and its related decision to contract out the management and operation of its mainframe computer system. The restructuring expenses incurred during the first quarter of 1995 relate primarily to duplicate facility costs. All facility consolidations are expected to be completed during 1995 with total 1995 restructuring expenses approximating $9.0 million. At March 31, 1995, accrued restructuring expenses were $1.5 million.


Item 2.
Owens & Minor, Inc. and Subsidiaries
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Net Sales

During the first quarter of 1995 net sales increased 91.2% to $747.1 million from $390.8 million in the first quarter of 1994 due primarily to the combination with Stuart. Assuming the Stuart combination had occurred January 1, 1994, the increase would have been approximately 16% for the quarter. This "same store" sales increase is due primarily to new contracts with large healthcare providers such as Columbia/HCA Healthcare Corp., Premier Health Alliance and the Department of Defense; a new distribution agreement with VHA, the Company's largest contract; and the continued product line expansion by the Company.

For the first three months of 1995, members of VHA were given the opportunity to choose one of four medical/surgical supply distributors as their authorized distribution agent (ADA). In addition to Owens & Minor, the distribution choices were Shared Service Systems of Nebraska, the Burrows Company and newly added Baxter distribution. Under terms of an agreement reached between VHA and Baxter manufacturing, all ADAs will be authorized to distribute a selected group of Baxter manufacturing products to VHA healthcare organizations. VHA has informed the Company that 95% of its membership has made their selection, and of the 911 accounts previously doing business under the ADA agreement with Owens & Minor, 88% have been retained by the Company. In terms of revenue, it is anticipated that the Company will keep approximately 85% of this VHA volume, and the Company anticipates that the loss of volume will be offset by the gain in distributing Baxter's self-manufactured products to VHA hospitals and by increasing market share within VHA facilities as a result of the expanded volume commitment of non-traditional products by these accounts. Non-traditional products, in this case, are products that have historically been sold direct to hospitals by manufacturers, but are now beginning to come through distribution, or products that have been sold through other channels of distribution that are being consolidated through one distributor. With VHA's expanded membership of 1,199 healthcare providers and their increased potential, which includes for the first time a select group of Baxter's self-manufactured products, the Company expects to service approximately two-thirds of VHA's medical/surgical volume.

Gross Margin

Gross margin as a percentage of net sales declined to 9.8% in the first quarter of 1995 from 10.0% in the first quarter of 1994. The decrease was a result of the increase in sales from large lower margin contracts. As the healthcare industry consolidates, gross margin as a percent to net sales continues to be under pressure. However, the Company should continue to be able to offset decreases in gross margin percentages with an increase in sales volume, producing an increase in gross margin dollars (86.3% for the first quarter).


Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales decreased from 7.3% in the first quarter of 1994 to 7.2% in the first quarter of 1995. However, SG&A as a percentage of sales has increased as compared to the year 1994 (6.8%). This increase was primarily due to incremental costs associated with the VHA sign-up period ended March 31, 1995, and incremental costs of handling additional inventory. The additional inventory has been obtained to ensure product availability to customers during the distribution center combination process and the start-up of new contracts.

Depreciation and Amortization

Depreciation and amortization increased by $1.2 million in the first quarter of 1995 compared to the first quarter of 1994 due primarily to the additional goodwill amortization and depreciation expenses related to the Stuart combination and the depreciation of the Company's continued investment in new and improved technology.

Interest Expense, Net

Interest expense, net of interest income, increased from $.8 million in 1994 to $5.4 million in 1995. The increase was the result of increased borrowing to finance the combination with Stuart and the unfavorable trend in interest rates.

Nonrecurring Restructuring Expenses

During the first quarter, the Company incurred $2.7 million of nonrecurring restructuring expenses related to the Company's restructuring plan developed in connection with the Company's May 1994 combination with Stuart and its related decision to contract out the management and operation of its mainframe computer system. The restructuring expenses incurred during the first quarter of 1995 relate primarily to duplicate facility costs. All facility consolidations are expected to be completed during 1995, with total 1995 restructuring expenses approximating $9.0 million.

Net Income

During the quarter, the Company recorded lower net income than 1994 due to the anticipated nonrecurring restructuring expenses previously mentioned. Without these nonrecurring expenses and the related tax benefit, the Company earned approximately $6.2 million or $.16 per common share. The increase in net income prior to nonrecurring expenses was due primarily to increased sales.


Financial Condition

During the first quarter, the Company increased its long-term debt to finance its technology initiatives and inventory increases. As a result, the current ratio and capitalization ratio have increased and inventory turnover has decreased. Debt should decline as inventory is reduced with the consolidation of distribution centers.

                              March 31, 1995      December 31, 1994

     Return on Common Equity*        15.8%               16.2%
     Current Ratio                   2.1                 1.8
     Inventory Turnover              8.4                 8.8
     Accounts Receivable Days Sales  35.5                35.9
     Capitalization Ratio            55.6%               49.2%

* Excludes impact of nonrecurring restructuring expenses and related tax benefit.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit
              Financial Data Schedule

          (b) There were no reports on Form 8-K for the three months ended March 31, 1995.


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      OWENS & MINOR, INC.
                                      (Registrant)


Date                                  /s/ Glenn J. Dozier
                                      Glenn J. Dozier
                                      Senior Vice President, Finance,
                                      Chief Financial Officer