Form 10-Q
period 1995-06-30
OWENS & MINOR INC/VA/
filed 1995-08-11
CIK 75252

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to

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

     The number of shares of the Company's Common Stock outstanding as of August 8, 1995 was 30,833,847 shares.


                   Owens & Minor, Inc. and Subsidiaries
                                   Index


Part I.   Financial Information

      Consolidated Balance Sheets - June 30, 1995 and
      December 31, 1994

      Consolidated Statements of Income - Three Months and Six Months Ended June 30, 1995 and 1994

      Consolidated Statements of Cash Flows - Six Months
      Ended June 30, 1995 and 1994

      Notes to Consolidated Financial Statements

      Management's Discussion and Analysis of Results of
      Operations and Financial Condition


Part II.  Other Information


Part I.  Financial Information

Item 1.  Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

                                              June 30,       December 31,
                                                 1995            1994
Assets
Current assets
  Cash and cash equivalents                 $       253     $       513
  Accounts and notes receivable, net            300,862         290,240
  Merchandise inventories                       341,030         323,851
  Other current assets                           28,846          26,222
     Total current assets                       670,991         640,826
Property and equipment, net                      39,260          38,620
Excess of purchase price over net
  assets acquired, net                          173,870         175,956
Other assets                                     19,040          13,158
     Total assets                           $   903,161     $   868,560

Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt      $     3,560     $       236
  Accounts payable                              226,308         296,878
  Accrued payroll and related liabilities         7,181          11,294
  Other accrued liabilities                      36,480          50,630
     Total current liabilities                  273,529         359,038

Long-term debt                                  365,655         248,427
Other liabilities                                 6,089           4,919
     Total liabilities                          645,273         612,384

Shareholders' equity
  Preferred stock, par value $100 per share;
    authorized - 10,000 shares
       Series A;  Participating Cumulative
          Preferred Stock; none issued              -               -
       Series B;  Cumulative Preferred
          Stock; 4 1/2%, convertible;
          issued - 1,150 shares                 115,000         115,000
  Common stock, par value $2 per share;
     authorized - 200,000 shares; issued -
     30,834 shares in 1995 and 30,764 in 1994    61,668          61,528
  Paid-in capital                                 1,840           1,207
  Retained earnings                              79,380          78,441
     Total shareholders' equity                 257,888         256,176
     Total liabilities and shareholders'
       equity                               $   903,161     $   868,560

See Notes to Consolidated Financial Statements.


Owens & Minor, Inc. and Subsidiaries
 Consolidated Statements of Income


(In thousands, except per share data)

                                    Three Months Ended     Six Months Ended
                                    June 30,                June 30,
                                   1995        1994       1995         1994

Net sales                          $ 743,718   $581,763   $1,490,813   $972,557
Cost of sales                        673,217    524,954    1,347,404    876,622

Gross margin                          70,501     56,809      143,409     95,935

Selling, general and administrative   54,074     40,752      107,635     69,125
Depreciation and amortization          3,713      3,297        7,229      5,599
Interest expense, net                  5,730      2,220       11,121      2,988
Nonrecurring restructuring expenses    4,114     18,617        6,775     18,617

Total expenses                        67,631     64,886      132,760     96,329

Income (loss) before income taxes      2,870     (8,077)      10,649       (394)
Income tax provision (benefit)         1,182     (2,952)       4,348        (25)

Net income (loss)                      1,688     (5,125)       6,301       (369)
Dividends on preferred stock           1,294        727        2,588        727

Net income (loss) attributable to c$     394   $ (5,852)    $  3,713   $ (1,096)



Net income (loss) per common share $    0.01   $  (0.19)   $     0.12   $ (0.04)


Cash dividends per common share    $   0.045   $  0.045    $    0.090   $ 0.080


Weighted average common shares
  and common share equivalents        31,077     30,948        31,082    31,040



See Notes to Consolidated Financial Statements.




Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows


                                             Six Months Ended
(In thousands)                               June 30,

                                                  1995            1994

Operating Activities
Net income (loss)                            $      6,301    $       (369)
Noncash charges to income (loss)
  Depreciation and amortization                     7,229           5,599
  Provision for losses on accounts and
      notes receivable                                222             379
  Provision for LIFO reserve                        1,662             858
  Other, net                                        1,124             409
Cash provided by net income (loss) and noncash     16,538           6,876

Change in operating assets and liabilities
  Accounts and notes receivable                   (10,844)        (95,091)
  Merchandise inventories                         (18,841)        (56,669)
  Accounts payable                                (92,805)         29,548
  Net change in other current assets
      and current liabilities                     (19,566)          8,562
  Other, net                                       (3,019)            (41)
Cash used for operating activities               (128,537)       (106,815)

Investing Activities
Business acquisitions, net of cash acquired            -          (38,622)
Additions to property and equipment                (5,359)         (1,376)
Other, net                                         (3,543)           (199)
Cash used for investing activities                 (8,902)        (40,197)

Financing Activities
Additions to long-term debt                       120,166         215,550
Reductions of long-term debt                         (119)        (72,422)
Other short-term financing, net                    22,235           5,580
Cash dividends paid                                (5,362)         (2,450)
Exercise of options                                   259             644
Cash provided by financing activities             137,179         146,902

Net decrease in cash and cash equivalents            (260)           (110)

Cash and cash equivalents at beginning of year        513           2,048
Cash and cash equivalents at end of period   $        253    $      1,938



See Notes to Consolidated Financial Statements.





            Owens & Minor, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements


1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and subsidiaries (the Company) as of June 30, 1995 and the results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1995 and 1994.

2.   Interim Results of Operations

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting

     In general, the Company uses estimated gross margin rates to determine the cost of sales during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers, and reported results of operations for the quarter reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Nonrecurring Restructuring Expenses

     During the second quarter and the first six months of 1995, the Company incurred $4.1 million and $6.8 million, respectively, of nonrecurring restructuring expenses. During the second quarter and the first six months of 1994, the Company incurred $18.6 million of nonrecurring restructuring expenses. These expenses were related to the Company's restructuring plan developed in connection with the Company's May 1994 combination with Stuart Medical, Inc. and its related decision to contract out the management and operation of its mainframe computer system. All facility and system consolidations are expected to be completed during 1995 with total 1995 restructuring expenses approximating $14.0 million. At June 30, 1995, accrued restructuring expenses were $1.0 million.

Item 2.
Owens & Minor, Inc. and Subsidiaries
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Net Sales

During the second quarter of 1995, net sales increased 27.8% to $743.7 million from $581.8 million in the second quarter of 1994. For the first six months of 1995, net sales increased 53.3% to $1.5 billion from $972.6 million in the first six months of 1994. Assuming the Stuart Medical, Inc. (Stuart) combination had occurred January 1, 1994, the increase would have been approximately 10.4% for the second quarter and 13.4% for the first six months. This "same store" sales increase for the second quarter and the first six months is due primarily to new contracts with large healthcare providers including Columbia/HCA Healthcare Corp., Premier Health Alliance and the Department of Defense; a new distribution agreement with VHA, the Company's largest contract; increased volume with other large healthcare providers; and the continued product line expansion by the Company.

During 1995, members of VHA were given the opportunity to choose one of four medical/surgical supply distributors as their authorized distribution agent (ADA). In addition to Owens & Minor, the distribution choices were Shared Service Systems of Nebraska, the Burrows Company and newly-added Baxter distribution. Under terms of an agreement reached between VHA and Baxter manufacturing, all ADAs are authorized to distribute a select group of Baxter self-manufactured products to VHA healthcare organizations. With the completion of the selection process, the Company anticipates maintaining approximately 85% of its previous VHA volume, and the Company anticipates that the loss of volume will be offset by the gain in distributing Baxter's self-manufactured products to VHA hospitals and by increasing market share within VHA facilities as a result of the expanded volume commitment of non-traditional products by these accounts. Non-traditional products, in this case, are products that have historically been sold directly to hospitals by manufacturers, but are now beginning to come through distribution, or products that have been sold through other channels of distribution that are being consolidated through one distributor. With VHA's expanded membership of healthcare providers and their increased potential, which includes for the first time a select group of Baxter's self-manufactured products, the Company expects to service approximately two-thirds of VHA's total medical/surgical volume.

Gross Margin

Gross margin as a percentage of net sales declined to 9.5% in the second quarter of 1995 from 9.8% in the second quarter of 1994. Gross margin also declined to 9.6% for the first six months in 1995 from 9.9% in the first six months of 1994.
The decrease was a result of the increase in sales from large lower margin contracts. As the healthcare industry consolidates, gross margin as a percent of net sales continues to be under pressure. However, the Company expects to continue to be able to offset decreases in gross margin percentages with an increase in sales volume, producing an increase in gross margin dollars. This increase in gross margin dollars was 24.1% for the second quarter of 1995 and 49.5% for the first six months of 1995.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of net sales increased from 7.0% in the second quarter of 1994 to 7.3% in the second quarter of 1995. SG&A expenses also increased from 7.1% for the first six months of 1994 to 7.2% in the first six months of 1995. This increase is primarily due to incremental costs associated with the VHA sign-up period, facility relocations, upgrading of existing facilities (including computer enhancements) and the handling of additional inventory. The additional inventory has been obtained to ensure product availability to customers during the distribution center combination process and the start-up of new contracts.

Depreciation and Amortization

Depreciation and amortization increased by 12.6% in the second quarter of 1995 compared to the second quarter of 1994 and 29.1% for the first six months of 1995 compared to the first six months of 1994. This increase is due primarily to the goodwill amortization and depreciation expenses related to the Stuart combination and the depreciation of the Company's continued investment in new and improved technology.

Interest Expense, Net

Interest expense, net of interest income, increased from $2.2 million in the second quarter of 1994 to $5.7 million in the second quarter of 1995 and from $3.0 million for the first six months of 1994 to $11.1 million in the first six months of 1995. The increase was the result of increased borrowings to finance the Stuart combination, the unfavorable trend in interest rates and to finance its technology initiatives and inventory increases.

Nonrecurring Restructuring Expenses

During the second quarter of 1995 and the first six months of 1995, the Company incurred $4.1 million and $6.8 million, respectively, of nonrecurring restructuring expenses related to the Company's restructuring plan developed in connection with the Company's May 1994 combination with Stuart and its related decision to contract out the management and operation of its mainframe computer system. The restructuring expenses incurred during the second quarter of 1995 relate primarily to duplicate facilities and duplicate systems costs. All consolidations are expected to be completed during 1995, with total 1995 restructuring expenses approximating $14.0 million.

Net Income (Loss)

During the second quarter of 1995, the Company recorded net income of $.4 million compared to a net loss of $5.9 million in 1994. During the first six months of 1995, the Company recorded net income of $3.7 million compared to a net loss of $1.1 million in 1994. The increase is due to the lower restructuring charges recorded during the second quarter of 1995 as previously discussed. Without these nonrecurring expenses and the related tax benefit, the Company earned approximately $4.2 million or $.09 per common share for the second quarter and $10.4 million or $.25 per common share for the first six months.

Financial Condition

With the decrease in gross margin percentages and increases in SG&A and interest expense percentages as discussed, return on common equity decreased. In 1995, the Company increased its long-term debt to finance its technology initiatives and inventory increases. As a result, the current ratio and capitalization ratio have increased and inventory turnover has decreased. Debt is expected to decline as inventory levels are reduced with the completion of the consolidation of distribution centers.

                         Six Months     Twelve Months    Six Months
                         June 30, 1995  December 31,1994 June 30, 1994

Return on Common Equity*       14.4%       16.2%          15.6%
Current Ratio                   2.5         1.8            2.0
Inventory Turnover              8.3          8.8           8.5
Accounts Receivable
        Days Sales              33.8        35.9           35.3

Capitalization Ratio           58.7%        49.2%          49.6%


* Excludes impact of nonrecurring restructuring expenses and related tax benefit.

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Shareholders

     The following matters were submitted to a vote of the Company's shareholders at its annual meeting held on May 2, 1995 with the voting results designated below each such matter:

(1) Election of James B. Farinholt, Jr, E. Morgan Massey and Anne Marie Whittemore as directors of the Company for a three-year term.

                                  Votes Against              Broker
Directors              Votes For  or Withheld    Abstentions Non-Votes
James B. Farinholt     34,559,162    511,258       0         0
E. Morgan Massey       34,554,549    515,871       0         0
Anne Marie Whittemore  34,570,605    499,815       0         0

(2)  Ratification of the appointment of KPMG Peat Marwick
     LLP as the Company's independent accountants.

                   Votes Against                   Broker
      Votes For    or Withheld      Abstentions   Non-Votes
     34,614,870      35,207         420,343         0


Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits

        4. Amended and Restated Rights Agreement Dated as of May 10, 1994 between Owens & Minor, Inc. and
           Wachovia Bank of North Carolina, N.A., Rights
           Agent.

     (b)   Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated June 16, 1995, Items 5 and 7, with respect to the issuance of a press release relating to preliminary second quarter earnings.


                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             OWENS & MINOR, INC.
                             (Registrant)


Date  August 10, 1995        /s/ Glenn J. Dozier
                             Glenn J. Dozier
                             Senior Vice President, Finance,
                             Chief Financial Officer



