Form 10-Q
period 1995-09-30
OWENS & MINOR INC/VA/
filed 1995-11-14
CIK 75252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                         FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September  30, 1995

                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to

Commission file number              1-9810

                    OWENS & MINOR, INC.

    (Exact name of Registrant as specified in its charter)

Virginia                                      54-1701843
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

4800 Cox Road, Glen Allen, Virginia                  23060
(Address of principalexecutive offices)          (Zip Code)

Registrant's telephone number, including area code   (804)
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


     The number of shares of the company's common stock outstanding as of November 3, 1995 was 30,859,120 shares.


            Owens & Minor, Inc. and Subsidiaries
                           Index

Part I.   Financial Information

      Consolidated Balance Sheets - September 30, 1995 and
      December 31, 1994

      Consolidated Statements of Income - Three Months and
      Nine Months Ended September 30, 1995 and 1994

      Consolidated Statements of Cash Flows - Nine Months
      Ended September 30, 1995 and 1994

      Notes to Consolidated Financial Statements

      Management's Discussion and Analysis of Results of
      Operations and Financial Condition


Part II.  Other Information


Part I.  Financial Information

Item 1.  Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

                                            Septebmer 30,  December 31,
                                                 1995            1994
Assets
Current assets
  Cash and cash equivalents                 $       221    $       513
  Accounts and notes receivable, net            325,018        290,240
  Merchandise inventories                       336,140        323,851
  Other current assets                           32,072         26,222
     Total current assets                       693,451        640,826
Property and equipment, net                      41,417         38,620
Excess of purchase price over net
  assets acquired, net                          172,739        175,956
Other assets                                     20,148         13,158
     Total assets                           $   927,755    $   868,560

Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt      $     3,534    $       236
  Accounts payable                              255,376        296,878
  Accrued payroll and related liabilities         7,660         11,294
  Other accrued liabilities                      39,775         50,630
     Total current liabilities                  306,345        359,038

Long-term debt                                  368,156        248,427
Other liabilities                                 6,566          4,919
     Total liabilities                          681,067        612,384

Shareholders' equity
  Preferred stock, par value $100 per share;
    authorized - 10,000 shares
       Series A;  Participating Cumulative
          Preferred Stock; none issued              -               -
       Series B;  Cumulative Preferred
          Stock; 4 1/2%, convertible;
          issued - 1,150 shares                 115,000         115,000
  Common stock, par value $2 per share;
     authorized - 200,000 shares; issued -
     30,843 shares in 1995 and 30,764 in 1994    61,686          61,528
  Paid-in capital                                 1,905           1,207
  Retained earnings                              68,097          78,441
     Total shareholders' equity                 246,688         256,176
     Total liabilities and shareholders'
       equity                               $   927,755     $   868,560

See Notes to Consolidated Financial Statements.



Owens & Minor, Inc. and Subsidiaries
 Consolidated Statements of Income


(In thousands, except per share data)

                                Three Months Ended     Nine Months Ended
                                September 30,          September 30,

                                   1995       1994        1995         1994

Net sales                       $739,021   $693,004    $2,229,834   $1,665,561
Cost of sales                    679,655    626,770     2,027,059    1,503,392

Gross margin                      59,366     66,234       202,775      162,169

Selling, general and              57,229     46,797       164,864      116,882
  administrative expenses
Depreciation and amortization      3,833      3,757        11,062        9,356
Interest expense, net              7,128      3,575        18,249        5,603
Nonrecurring restructuring         4,656      9,037        11,431       27,654
        expenses
Total expenses                    72,846     63,166       205,606      159,495

Income (loss) before income      (13,480)     3,068        (2,831)       2,674
     taxes
Income tax provision (benefit)    (4,879)     1,582          (531)       1,557

Net income (loss)                 (8,601)     1,486        (2,300)       1,117
Dividends on preferred stock       1,293      1,293         3,881        2,020

Net income (loss) attributable  $ (9,894)  $    193    $   (6,181)  $     (903)
     to common stock


Net income (loss) per common    $  (0.32)  $   0.01    $    (0.20)  $    (0.03)
    share

Cash dividends per common share $  0.045   $  0.045    $    0.135   $    0.125


Weighted average common shares
  and common share equivalents    30,839     31,191        30,804       30,981



See Notes to Consolidated Financial Statements.


     Owens & Minor, Inc. and Subsidiaries
     Consolidated Statements of Cash Flows

                                                  Nine Months Ended
(In thousands)                                    September  30,

                                                     1995           1994

     Operating Activities
     Net income (loss)                            $  (2,300)     $   1,117
     Noncash charges to income (loss)
       Depreciation and amortization                 11,062          9,356
       Provision for losses on accounts and
           notes receivable                             476            837
       Provision for LIFO reserve                     2,912            640
       Other, net                                     1,619            798
     Cash provided by net income (loss) and noncash  13,769         12,748
              charges

     Change in operating assets and liabilities
       Accounts and notes receivable                (35,254)      (123,924)
       Merchandise inventories                      (15,201)       (85,322)
       Accounts payable                             (14,464)        21,794
       Net change in other current assets
           and current liabilities                  (18,732)        37,645
       Other, net                                    (2,421)            82
     Cash used for operating activities             (72,303)      (136,977)

     Investing Activities
     Business acquisitions, net of cash acquired         -         (38,622)
     Additions to property and equipment             (9,890)        (2,559)
     Additions to computer software                  (5,721)          (702)
     Other, net                                         105             38
     Cash used for investing activities             (15,506)       (41,845)

     Financing Activities
     Additions to long-term debt                    122,435        214,192
     Reductions of long-term debt                      (180)       (74,967)
     Other short-term financing, net                (27,038)        42,079
     Cash dividends paid                             (8,044)        (4,986)
     Exercise of options                                344            800
     Cash provided by financing activities           87,517        177,118

     Net decrease in cash and cash equivalents         (292)        (1,704)
     Cash and cash equivalents at beginning of year     513          2,048
     Cash and cash equivalents at end of period   $     221      $     344



     See Notes to Consolidated Financial Statements.


            Owens & Minor, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements

1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and subsidiaries (the company) as of September 30, 1995 and the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1995 and 1994.
     Certain 1994 amounts have been reclassified to conform with the 1995 presentation.

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

4.   Nonrecurring Restructuring Expenses

     During the third quarter and the first nine months of 1995, the company incurred $4.7 million and $11.4 million, respectively, of nonrecurring restructuring expenses. During the third quarter and the first nine months of 1994, the company incurred $9.0 million and $27.7 million, respectively, of nonrecurring restructuring expenses. These expenses were related to the company's restructuring plan developed in connection with the company's May 1994 combination with Stuart Medical, Inc. and its related decision to contract out the management and operation of its mainframe computer system. All facility and system consolidations are expected to be completed during 1995 with total 1995 restructuring expenses forecast to approximate $14 million. At September 30, 1995, accrued restructuring expenses were $1.8 million.

5.   Subsequent Events

     On October 20, 1995, the company amended its $425 million Credit Facility. The amendment modifies certain financial covenants of the existing agreement and, under certain conditions, increases the pricing of the agreement.

     Item 2.
      Owens & Minor, Inc. and Subsidiaries
       Management's Discussion and Analysis of
      Results of Operations and Financial Condition


Net Sales

During the third quarter of 1995, net sales increased 6.6% to $739.0 million from $693.0 million in the third quarter of 1994. For the first nine months of 1995, net sales increased 33.9% to $2.2 billion from $1.7 billion in the first nine months of 1994. Assuming the Stuart Medical, Inc. (Stuart) combination had occurred January 1, 1994, the increase would have been approximately 5.0% for the third quarter and 10.4% for the first nine months. The overall increase from 1994 is due to the additional sales volume from contracts entered into in 1993 and 1994 with large healthcare providers such as Columbia/HCA Healthcare Corp., the Department of Defense and Premier Health Alliance, and the price increases from manufacturers which are normally passed on to the customer.

During 1995, members of VHA were given the opportunity to choose one of four medical/surgical supply distributors as their authorized distribution agent (ADA). In addition to Owens & Minor, the distribution choices were Shared Service Systems of Nebraska, the Burrows Company and newly-added Baxter distribution. Under terms of an agreement reached between VHA and Baxter manufacturing, all ADAs are authorized to distribute a select group of Baxter self-manufactured products to VHA healthcare organizations. With the completion of the selection process, the company maintained over 85% of its previous VHA volume. The loss of volume has been partially offset by the gain in distributing Baxter's self-manufactured products to VHA hospitals and by increasing market share within VHA facilities as a result of the expanded volume commitment of non-traditional products by these accounts. Non-traditional products, in this case, are products that have historically been sold directly to hospitals by manufacturers, but are now beginning to come through distribution, or products that have been sold through other channels of distribution that are being consolidated through one distributor.

As a result of its recent announcement regarding price increases, the company anticipates losing some customers.
However, the company expects to offset this with contracts recently awarded, further penetration of existing accounts, as well as prospects for new business.

Gross Margin

Gross margin as a percentage of net sales declined to 8.0% in the third quarter of 1995 from 9.6% in the third quarter of 1994. Gross margin also declined to 9.1% for the first nine months of 1995 from 9.7% in the first nine months of 1994.
The decrease was a result of the increase in sales from lower margin/high volume contracts and the recording of reserves for inventory and sales credits during the third quarter. To address this issue, the company has initiated several plans to offset the margin declines, including an across-the-board price increase and specific actions focused on low margin/low return contracts. Although the price increase is currently in the process of being implemented, groups representing the majority of the company's sales have tentatively agreed to the price increase. Because these agreements are in their preliminary stages, their financial impact cannot be assured. However, the company anticipates an improved gross margin as a result of these actions.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses as a percentage of net sales increased from 6.8% in the third quarter of 1994 to 7.7% in the third quarter of 1995. SG&A expenses also increased from 7.0% for the first nine months of 1994 to 7.4% in the first nine months of 1995. The increase in SG&A expenses was primarily a result of increased personnel costs caused by system conversions, facility relocations and new contracts providing for enhanced service levels and
services not previously provided by the company.   The company
expects to reduce personnel levels once physical inventories are completed.

Depreciation and Amortization

Depreciation and amortization increased by 2.0% in the third quarter of 1995 compared to the third quarter of 1994 and 18.2% for the first nine months of 1995 compared to the first nine months of 1994. These increases are due primarily to the company's continued investment in improved technology and the amortization of goodwill and depreciation associated with the Stuart transaction.

Interest Expense, Net

Interest expense, net of interest income, increased from $3.6 million in the third quarter of 1994 to $7.1 million in the third quarter of 1995 and from $5.6 million for the first nine months of 1994 to $18.2 million in the first nine months of 1995. Interest expense has increased significantly due to a combination of higher interest rates and an increase in debt to finance excess inventory levels, the Stuart combination and the company's related restructuring plan and technology initiatives.

On October 20, 1995, the company amended its $425 million
Credit Facility. The amendment modifies certain financial covenants of the existing agreement and, under certain conditions, increases the pricing of the agreement.

To reduce interest expense, the company has several initiatives to reduce excess inventory levels. Inventory levels are expected to decline as the company's new client/server based forecasting system is implemented over the next several months and as the company reduces excess inventory generated from warehouse consolidations and relocations and the start-up of new business.

Income Taxes

During the third quarter, the company's effective income tax rate changed from an expense of 40.8% of pretax income through the first six months of 1995 to a benefit of 18.8% through the first nine months of 1995. This change is due to the company's lower earnings level increasing the impact of certain nondeductible expenses such as goodwill amortization.

Nonrecurring Restructuring Expenses

During the third quarter of 1995 and the first nine months of 1995, the company incurred $4.7 million and $11.4 million, respectively, of nonrecurring restructuring expenses related to the company's restructuring plan developed in connection with the company's May 1994 combination with Stuart and its related decision to contract out the management and operation of its mainframe computer system. The restructuring expenses incurred during the third quarter of 1995 relate primarily to duplicate facilities, duplicate systems costs and expenses related to contracting out the computer system. All consolidations are expected to be completed during 1995, with total 1995 restructuring expenses forecast to approximate $14 million.

Net Income (Loss)

During the third quarter of 1995, the company incurred a net loss of $8.6 million compared to net income of $1.5 million in 1994. During the first nine months of 1995, the company incurred a net loss of $2.3 million compared to net income of $1.1 million in 1994. Excluding the nonrecurring expenses and the related tax benefit, the company recorded a net loss of approximately $5.8 million or $.23 per common share for the third quarter and net income of $4.6 million or $.02 per common share for the first nine months. As previously discussed, the losses were due to the combination of a decline in gross margin, an increase in SG&A expenses and an increase in interest expense. Although the initiatives previously discussed are anticipated to improve the earnings of the company, their impact cannot be assured.

Financial Condition

With the decrease in gross margin percentages and increases in SG&A expenses and interest expense percentages as discussed, return on common equity decreased. With the company's increase in debt to finance excess inventory levels, the Stuart combination and related restructuring plan, the current ratio and capitalization ratio have increased and inventory turnover has decreased. With the completion of the consolidation of Stuart in September, the company will be able to redirect its focus to reducing inventory levels, expenses, and debt, and, in conjunction with its customers and manufacturer partnerships, increasing margins.

                       Nine Months       Twelve Months     Nine Months
                      September 30, 1995 December 31, 1994 September 30, 1994

Return on Common              5.7%       16.2%              15.6%
    Equity*
Current Ratio                 2.3        1.8                1.9
Inventory Turnover            8.2        8.8                8.2
Accounts Receivable          36.5        35.9               35.6
      Days Sales
Capitalization Ratio         59.9%       49.2%              49.4%


* Excludes impact of nonrecurring restructuring expenses and related tax benefit.

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K


     (a)   Exhibits

        (4) Second Amendment to Credit Agreement dated as of October 20, 1995 by and among the Company, as borrower, certain of the company's subsidiaries, as guarantors, NationsBank,
             N.A., as Agent, Chemical Bank and Crestar
             Bank, as Co-Agents, and the Banks identified therein.

        (27) Financial Data Schedule

     (b)   Reports on Form 8-K

        The company filed a Current Report on Form 8-K dated September 15, 1995, Items 5 and 7, with respect to the issuance of a press release relating to preliminary third quarter and fiscal year 1995 earnings.




                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         OWENS & MINOR, INC.
                         (Registrant)


Date November 10, 1995   /s/ Glenn J. Dozier
                         Glenn J. Dozier
                         Senior Vice President, Finance,
                         Chief Financial Officer


Date November 10, 1995   /s/ Ann G. Rector
                         Ann G. Rector
                         Vice President, Controller



Exhibit Index


Exhibit #  Description

    4 Second Amendment to Credit Agreement dated as of October 20, 1995 by and among the Company, as borrower, certain of the company's subsidiaries, as guarantors, NationsBank, N.A., as Agent, Chemical Bank and Crestar Bank, as Co-Agents, and the Banks identified therein.

    27     Financial Data Schedule