Form 10-K
period 1995-12-31
OWENS & MINOR INC/VA/
filed 1996-03-13
CIK 75252

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549
                                          FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from __________ to __________

Commission File Number         1-9810

                            OWENS & MINOR, INC.
           (Exact name of Registrant as specified in its charter)

        Virginia                                54-01701843
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

  4800 Cox Road, Glen Allen, Virginia                         23060
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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $286,184,622 as of March 5, 1996. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

  The number of shares of the Company's Common Stock outstanding as of March 5, 1996 was 30,872,293 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Owens & Minor, Inc. Annual Report to Shareholders for the year ended December 31, 1995 (the "1995 Annual Report") are incorporated by reference into Part II of this Form 10-K and portions of the Owens & Minor, Inc. definitive Proxy Statement for the 1996 Annual Meeting of Shareholders (the "1996 Proxy Statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the specific information referred to in Items 5, 6, 7 and 8 hereof with respect to the 1995 Annual Report and Items 10, 11, 12 and 13 hereof with respect to the 1996 Proxy Statement, the 1995 Annual Report and the 1996 Proxy Statement are not deemed to be filed as a part of this report.



                                       TABLE OF CONTENTS
                                             and
                                     CROSS REFERENCE SHEET

                                                 Page Number(s)/Sections

                                              Form     Annual     Proxy
                                              10-K     Report     Statement

PART I
   Item 1  Business                            2-10
   Item 2  Properties                           10
   Item 3  Legal Proceedings                    10
   Item 4  Submission of Matters to a
           Vote of Security Holders             11

PART II
*  Item 5  Market for Registrant's Common
           Equity and Related Stockholder
           Matters                              15       35
*  Item 6  Selected Financial Data              15      12-13
*  Item 7  Management's Discussion and
           Analysis of Financial
           Condition and Results
           of Operation                         15      14-17
*  Item 8  Financial Statements and
           Supplementary Data                   15      18-33
   Item 9  Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure             15

PART III
** Item 10 Directors and Executive Officers                       Proposal 1:
           of the Registrant                                      Election of
                                                16                Directors
** Item 11 Executive Compensation               16                Proposal 1:
                                                                  Election of
                                                                  Directors-
                                                                  Executive
                                                                  Compensation
** Item 12 Security Ownership of Certain                          Proposal 1:
           Beneficial Owners and                                  Election of
           Management                           16                Directors-
                                                                  Capital Stock
                                                                  Owned by
                                                                  Principal
                                                                  Shareholders
                                                                  and Management
** Item 13 Certain Relationships and
           Related Transactions                 16                None

PART IV
   Item 14 Exhibits, Financial Statement
           Schedules, and Reports on           17-20
           Form 8-K
___________________________________________________________________________

 * Information related to this item is hereby incorporated by reference to the 1995 Annual Report.

** Information related to this item is hereby incorporated by reference to the 1996 Proxy Statement.




                            OWENS & MINOR, INC.

                                   PART I

Item 1.Business

     Owens & Minor, Inc. (the "Company" or "O&M") is one of the two largest distributors of medical/surgical supplies in the United States. The Company distributes approximately 300,000 finished medical/surgical products produced by approximately 3,000 manufacturers to over 4,000 customers from 49 distribution centers nationwide. The Company's customers are primarily hospitals and also include alternate care facilities such as physicians' offices, clinics, nursing homes and surgery centers. The majority of the Company's sales consists of dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, sutures and urological products. The Company was incorporated in Virginia on December 7, 1926 as a successor to a partnership founded in Richmond, Virginia in 1882.

     The Company has significantly expanded its national presence over the last five years. This expansion resulted from both internal growth and acquisitions, including the May 1994 acquisition of Stuart Medical, Inc. ("Stuart"), then the third largest distributor of medical/surgical supplies in the United States with 1993 net sales of approximately $890.5 million. Since 1991, the Company has grown from 27 medical distribution centers serving 37 states to 49 distribution centers serving 50 states currently. Over the same period, the Company's net sales increased at a 30.7% compound annual rate, almost tripling from approximately $1.0 billion in 1991 to approximately $3.0 billion in 1995.

     The Company believes that in 1995 sales of medical/surgical supplies in the United States approximated $30.0 billion and that approximately half of these sales were made through distributors, with the balance having been sold directly by manufacturers. In recent years, the medical/surgical supply distribution industry has grown due to the rising consumption of medical supplies and the increasing reliance by manufacturers and customers on distributors. This increasing reliance is driven by customers seeking to take advantage of cost savings achievable through the use of distributors. In addition, the healthcare industry has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities that are increasingly seeking lower delivered product costs and incremental services through a broad distribution network capable of supplying their inventory management needs. These pressures have in turn driven significant and continuing consolidation within the medical/surgical supply distribution industry.

     The Company is committed to providing its customers and suppliers with the most responsive, efficient and cost effective distribution system for the delivery of medical/surgical supplies and services. In order to meet this commitment, the Company has implemented the following strategy: (i) maintain market leadership and leverage the benefits of its national distribution capabilities; (ii) continue to be a low-cost provider of distribution services;
(iii) increase sales to existing customers and obtain new customers by providing responsive customer service and offering a broad range of inventory management services; and (iv) enhance relationships with major medical/surgical supply manufacturers.

Industry Overview

    Distributors of medical/surgical supplies provide a wide variety of disposable medical and surgical products to healthcare providers, including hospitals, integrated healthcare systems ("IHSs") and alternate care providers. Medical/surgical supplies do not include pharmaceuticals. In 1995, hospital and alternate care facilities purchased approximately $23.0 billion and $7.0 billion, respectively, of medical/surgical supplies. Sales of medical/surgical supplies are estimated to have grown at a compound annual growth rate of approximately 7% over the last three years. Factors contributing to this growth include an aging population, the availability of new healthcare procedures and new product introductions.

     The healthcare industry has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities that are increasingly seeking lower delivered product costs and incremental services through a broad distribution network capable of supplying their inventory management needs. The economies of scale that a distributor can generate by servicing a number of facilities should allow it to perform this service at a lower cost than an individual healthcare provider or manufacturer. Customers also benefit from a complete range of enhanced inventory management services developed by medical/surgical supply distributors that include continuous inventory replenishment process ("CRP"), asset management consulting and stockless and just-in-time inventory programs.

     The above trends have driven significant and continuing consolidation in the medical/surgical supply distribution industry since the mid-1980s. The Company believes that large distributors with national geographic capabilities and broad product offerings are capturing market share from regional and local distributors. As the industry continues to consolidate, large distributors are selectively acquiring regional and local distributors whose facilities can provide access to new metropolitan areas or expand geographic coverage to serve existing national accounts more effectively.

     The traditional role of a distributor involves warehousing and delivering medical/surgical supplies to a customer's loading dock. Increasingly, distributors have assumed the additional roles of asset managers and information managers. Larger distributors are offering a wide array of customized asset management services that many smaller distributors are unable to provide. In addition, as the ability of medical/surgical supply distributors to manage information becomes an increasingly important factor, the larger, national distributors will have a distinct advantage. The quality of information generated by a national distributor, in terms of its ability to discern utilization patterns across a broad spectrum of products, customers and locations, will be more useful to both manufacturers and customers than that of a local or regional distributor.

Customers

     The Company currently markets its distribution services to several types of healthcare providers, including hospitals, IHSs and alternate care providers. O&M contracts with these providers directly and through national healthcare networks ("Networks") and group purchasing organizations ("GPOs").

     National Healthcare Networks and Group Purchasing Organizations. Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain pricing and other benefits that the individual members may not be able to obtain. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to obtain services from medical/surgical supply distributors ranging from discounted product pricing to logistical and clinical support in exchange for a fee. Networks and GPOs negotiate directly with both medical/surgical supply manufacturers and distributors on behalf of their members, establishing exclusive or multi-vendor relationships.

     Because the combined purchasing volumes of their member institutions are very large, Networks and GPOs have the buying power to negotiate price discounts for the most commonly used medical/surgical products and logistical services. Accordingly, O&M believes that successful relationships with Networks and GPOs are central to the Company's ability to maintain market share. Sales to the Company's top ten Network or GPO customers represented approximately 70% of its net sales in 1995.

     Networks and GPOs do not issue purchase orders or collect funds on behalf of their members and they cannot ensure that members will purchase their supplies from a given vendor. However, the buying power of Networks and GPOs is such that they are able to negotiate price discounts without having to guarantee minimum purchasing volumes. Members may belong to more than one Network or GPO, and they are also free to negotiate directly with distributors and manufacturers. As a result, healthcare providers often select the best pricing and other benefits from among those offered through several Networks and GPOs. Despite the inability of most Networks and GPOs to compel members to use O&M when it is the Network's or the GPO's primary distributor, O&M believes that, in such circumstances, the incentives for Network or GPO members to buy supplies through the Network's or GPO's contract with the Company are strong, and that these contracts yield significant sales volumes. The Company plans to continue to maintain and strengthen its relationships with selected Networks and GPOs as a means of securing its leading market position. The Company's Network or GPO customers include VHA Inc. ("VHA"), AmeriNet, Inc. ("AmeriNet"), AmHS/Premier/Sun Health ("Premier") and University Health System Consortium ("UHC").

     Since 1985, the Company has been a distributor for VHA, the nation's second largest network for not-for-profit hospitals, representing over 1,200 healthcare organizations. In November 1994, VHA added Baxter International Inc. ("Baxter") as its fourth authorized VHA distributor and initiated a policy permitting the other three authorized VHA distributors, including the Company, to distribute certain Baxter-manufactured products. During 1995, members of VHA were given the opportunity to select one of four medical/surgical supply distributors as their authorized VHA distributor. The Company retained over 85% of its previous sales volume to VHA members. The loss of volume to VHA members has been partially offset by the gain in distributing Baxter's self-manufactured products to VHA members and by increasing market share within VHA facilities. Sales through VHA and AmeriNet represented approximately 39.6% and 5.6%, respectively, of the Company's net sales in 1995.

     Integrated Healthcare Systems. An IHS is an organization which is composed of several healthcare facilities that jointly offer a variety of healthcare services in a given market. These providers may be individual not-for-profit or investor-owned entities that are joined by a formal business arrangement, or they may all be part of the same legal entity. An IHS is distinguished by the fact that it is typically a network of different types of healthcare providers that are strategically located within a defined service area, and seek to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. Although an IHS may include alternate care facilities, hospitals remain the key component of any IHS.

     O&M believes that IHSs will become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital, O&M's traditional customer, as a key component of their organizations. Individual healthcare providers within a multiple-entity IHS may be able to contract individually for distribution services; however, O&M believes that the providers' shared economic interests create strong incentives for participation in distribution contracts which are established at the system level. Additionally, single-entity IHSs are usually committed to using the primary distributor designated at the corporate level because they are all part of the same legal entity. Because the IHSs frequently rely on cost containment as a competitive advantage, IHSs have become an important source of demand for O&M's enhanced inventory management and other value-added services.

     In February 1994, the Company was selected by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), an investor-owned system of hospitals and alternate care facilities, as its primary distributor of medical/surgical supplies. Pursuant to its agreement with Columbia/HCA, the Company provides distribution and other inventory management process services to Columbia/HCA hospitals and other healthcare facilities. Columbia/HCA is the Company's largest customer owning over 300 hospitals and IHSs throughout the United States. Sales to Columbia/HCA represented approximately 8.4% of the Company's net sales in 1995. Other than VHA, AmeriNet and Columbia/HCA, no Network, GPO or individual customer accounted for as much as 5% of the Company's net sales during such year.

     Individual Providers. In addition to contracting with healthcare providers at the IHS level and indirectly through Networks and GPOs, O&M contracts directly with healthcare providers. In 1995, hospitals represented approximately 90% of the Company's net sales. Not-for-profit hospitals represented a majority of these facilities. The Company targets high-volume independent hospitals and those which are part of larger healthcare systems such as IHSs. The Company also markets to alternate care providers that are primarily owned by, or members of, an IHS. Sales to such alternate care customers comprised the balance of the Company's net sales in 1995. The Company's hospital customers include Brigham & Women's Hospital, The Hospital of the University of Pennsylvania, Johns Hopkins Health System, Massachusetts General Hospital, Ohio State University Hospital, Shands Hospital at the University of Florida, Stanford Health Services, University of California, Los Angeles Medical Center ("UCLA"), University of Nebraska Medical Center, University of Texas-M.D. Anderson Cancer Center and Yale-New Haven Hospital.

Contracts and Pricing

     Industry practice is for the healthcare providers to negotiate product pricing directly with manufacturers and then negotiate distribution pricing terms with distributors. Contracts in the medical/surgical supply distribution industry set forth the price at which products will be distributed, but generally do not require minimum volume purchases by customers and are terminable by the customer upon short notice. Accordingly, most of the Company's contracts with customers do not guarantee minimum sales volumes.

     The majority of the Company's contracts compensate the Company on a fixed cost-plus percentage basis under which a negotiated percentage distributor fee is added to the product cost agreed to by the customer and the manufacturer. In April 1994, however, the Company began to sell products to VHA-member hospitals and affiliates on a variable cost-plus percentage basis that varies according to the services rendered, the dollar volume of purchases and the percentage of the institution's total purchase volume that is directed to the Company. The Company has since entered into this type of pricing arrangement with other Networks and GPOs. As the Company's sales to a Network or GPO member institution grow, the cost-plus pricing charged to such customers decreases.
The Company has recently negotiated contracts that charge incremental fees for additional distribution and enhanced inventory management services, such as frequent deliveries and distribution of products in small units of measure. Although the Company's marketing and sales personnel based in the distribution centers negotiate local contracts and pricing levels with customers, management has established minimum pricing levels.

Services

     The Company's core competency is the timely and accurate delivery of bulk medical/surgical supplies at low cost. In addition to these core distribution services, the Company offers flexible delivery alternatives supported by inventory management services to meet the varying needs of its customers.

     Electronic data interchange ("EDI") is an integral component of the Company's business strategy. EDI includes computer-to-computer electronic data interchange for business transactions, such as purchasing, invoicing, funds transfer and contract pricing. The Company encourages all customers to use EDI for product orders and, in some cases, imposes additional charges on customers who do not use EDI for purchasing. Approximately 75% of items ordered by the Company's customers are made through EDI. By expediting communication between the Company and its customers and manufacturers and reducing the use of paper for purchasing and invoicing, EDI enhances efficiencies and generates cost savings.

     EDI and the Company's information technology ("IT") systems enable the Company to offer its customers the following services to minimize their inventory holding requirements:

     (BULLET) PANDAC(R) Since 1968, the Company has offered the PANDAC(R) wound closure management system that provides customers with an accurate evaluation of their current wound closure inventories and usage levels in order to reduce costs for wound closure products. The Company guarantees that PANDAC(R) will generate a minimum of 5% savings in total wound closure inventory expenditures during its first year of use.

     (BULLET) Interactive Value Model(TM) The Interactive Value Model(TM) is a software program that uses an interactive question and answer format to calculate potential cost savings achievable through the use of O&M's distribution services.

     (BULLET) Stockpoint(TM) Stockpoint(TM) is a just-in-time inventory management program designed to provide customers with delivery of products in a cost-efficient combination of bulk and lowest unit of measure.

     (BULLET) Pallet Architecture Location System.  The Pallet Architecture
              Location System provides a customized approach to the delivery of products by expediting the "put-away" functions at customer's stockrooms.

     (BULLET) TracePak(TM) The Company, in partnership with DeRoyal Industries,
              Inc., packages medical/surgical supplies under the TracePak(TM) name for use by healthcare providers for specific medical/surgical procedures. TracePak(TM) reduces the time spent by healthcare personnel assembling medical/surgical supplies for such procedures.

     (BULLET) Net/GAIN(SM) The Company and Henry Schein, Inc. are developing a program called Net/GAIN(SM) to permit physician practices associated with an IHS to order medical and other supplies from the customized Net/GAIN(SM) product selection or from Henry Schein, Inc.'s extensive catalogue of products.

     (BULLET) Cost Trak(SM) Cost Trak(SM) is an activity-based costing program utilized to price value-added services accurately. By identifying costs associated with activities, Cost Trak(SM) enables customers to select the most cost-effective services.

Sales and Marketing

     The Company's sales and marketing force is organized on a decentralized basis in order to provide individualized services to customers by giving the local sales force at each distribution center the discretion to respond to customers' needs quickly and efficiently. The sales and marketing force, which is divided into three tiers, consists of approximately 300 locally based sales personnel. In order to ensure that all of the Company's customers receive high levels of customer service, each tier of the sales force is dedicated to specific functions, including: developing relationships with large hospitals and IHS customers; targeting increased penetration of existing accounts; and providing daily support services. Corporate personnel and IT employees work closely with the local sales force to support the marketing of O&M's inventory management capabilities and the strengthening of customer relationships.

     All sales and marketing personnel receive performance based compensation aligned with customer satisfaction and O&M's expectations. In addition, the Company, with the support of its suppliers, emphasizes quality and IT in comprehensive training programs for its sales and marketing force to sharpen customer service skills. In order to respond rapidly to its customers needs, all marketing and sales personnel are equipped with laptop computers that provide access to (i) order, inventory and payment status, (ii) customized reporting and data analysis and (iii) computer programs, such as the Interactive Value Model(TM) and PANDAC(R).

Suppliers

     The Company is the only national distributor that does not manufacture or sell products under its own label, and believes that this independence has enabled it to develop strong and mutually beneficial relationships with its suppliers. The Company believes that its size, strong, long-standing relationships and independence enable it to obtain attractive terms from manufacturers, including discounts for prompt payment, volume incentives and fees for customer sales information. These terms contribute significantly to the Company's gross margin.

     The Company has relationships with virtually all major manufacturers of medical/surgical supplies and has long-standing relationships with manufacturers, such as C.R. Bard, Inc., Becton Dickinson and Company ("Becton Dickinson"), Johnson & Johnson Hospital Services, Inc. ("Johnson & Johnson"), Kendall Healthcare Products ("Kendall"), Kimberly Clark Professional Health Care ("Kimberly Clark"), and 3M Health Care ("3M"). O&M is the largest distributor of these manufacturers' medical/surgical products. Approximately 18.3% and 5.3% of the Company's net sales in 1995 were sales of Johnson & Johnson and Becton Dickinson products, respectively. In 1995, no other manufacturer accounted for more than 5% of the Company's net sales.


Asset Management

Inventory

     Due to the Company's significant investment in inventory to meet the rapid delivery requirements of its customers, efficient asset management is essential to the Company's profitability. O&M maintains inventories of approximately 300,000 finished medical/surgical products (up from less than 100,000 in 1992) produced by approximately 3,000 manufacturers. The significant increase in the number of stock keeping units ("SKUs") has challenged distributors and healthcare providers to create more efficient inventory management systems.

     The Company has responded to the significant increase in the number of SKUs by improving warehousing techniques, including the use of radio-frequency hand-held computers and bar-coded labels that identify location, routing and inventory picking and replacement, which allow the Company to monitor inventory throughout its distribution systems. The Company is implementing additional programs to manage inventory including a state-of-the-art inventory forecasting system, warehouse slotting and reconfiguration techniques, CRP, FOCUS(SM) and vendor certification programs. The forecasting system uses historical information for the three prior years to predict the future demand for particular items thereby reducing the cost of carrying unnecessary inventory and increasing inventory turnover. As of December 31, 1995, 20 of the Company's distribution centers utilized the inventory forecasting system and the remaining distribution centers are expected to be utilizing it by mid-1996. CRP, which utilizes computer-to-computer interfaces, allows manufacturers to monitor daily sales and inventory levels so that they can automatically and accurately replenish the Company's inventory. The Company has initiated a vendor certification program that will require "preferred manufacturers" to satisfy minimum requirements, such as purchasing by EDI, exceeding minimum fill rates and offering a flexible returned goods policy. O&M believes the increased efficiency resulting from vendor certification will reduce SG&A expenses.

Accounts Receivable

     The Company's average days sales outstanding have been significantly less than the industry average as determined by the National Health Care Credit Group. The Company actively manages its accounts receivable to minimize credit risk and does not believe that credit risk associated with accounts receivable poses a risk to its results from operations.

Competition

     The medical/surgical supply distribution industry in the United States is highly competitive and consists of (i) three major, nationwide distributors, the Company, Baxter and General Medical Corporation ("General Medical"), (ii) a few smaller, nationwide distributors and (iii) a number of regional and local distributors. Competition within the medical/surgical supply distribution industry exists with respect to total delivered product cost, product availability and the ability to fill orders accurately, delivery time, efficient computer communication capabilities, services provided, breadth of product line and the ability to meet special requirements of customers.

     Regional and local distributors often provide high levels of customer service but are constrained by relatively high operating costs which are passed on to customers. The Company believes that the higher costs associated with purchasing through regional and local distributors will result in opportunities for the Company to augment its market share as customers continue to seek to lower costs.

     Baxter manufactures medical/surgical supplies and distributes its own products as well as the products of other manufacturers primarily to the hospital and IHS market. General Medical distributes medical/surgical products under its own label as well as the products of other manufacturers. General Medical services alternate care facilities, such as physicians' offices, clinics, nursing homes and surgery centers, in addition to serving hospital customers and the wholesale hospital market.

     In November 1995, Baxter announced its intention to distribute to its shareholders the stock of its subsidiary that conducts cost management, United States distribution and surgical products operations. The Company does not believe the Baxter restructuring will have a significant effect on the Company's competitive position in the industry.

Distribution

     The Company employs a decentralized approach to sales and customer service, operating 49 distribution centers throughout the United States. The Company's distribution centers currently provide products and services to customers in 50 states and the District of Columbia. The range of products and customer and administrative services provided by a particular distribution facility are determined by the characteristics of the market it serves. Most distribution centers are managed as separate profit centers. Most functions, including purchasing, customer service, warehousing, sales, delivery and basic financial tasks, are conducted at the distribution center and are monitored by corporate personnel. The Company believes that the decentralized nature of its distribution system provides customers with flexible and individualized service and contributes to overall cost reductions.


     The Company delivers most medical/surgical supplies with a leased fleet of trucks. Parcel services are used to transport all other medical/surgical supplies. Distribution centers generally service hospitals and other customers within a 100 to 150 mile radius. The frequency of deliveries from distribution centers to principal accounts varies by customer account.

Information Technology

     O&M continuously invests in advanced IT, which includes automated warehousing technology and EDI, to increase efficiencies and facilitate the exchange of information with its customers and suppliers and thereby reduce costs to the Company, its suppliers and customers. Following its acquisition of Stuart, the Company expended significant resources to integrate Stuart's systems with those of the Company, including incorporating certain aspects of Stuart's IT, and to outsource the operation of the Company's mainframe computer system to Integrated Systems Solutions Corporation, an affiliate of International Business Machines Corporation. In 1994, the Company began a major initiative to convert its mainframe computer system to a client/server, local area network system.

     The conversion to client/server technology will be completed over the next several years. The client/server technology will have several applications, including inventory forecasting, procurement, warehousing, order processing, accounts receivable, accounts payable and contract management. The Company began to implement the first of these applications, the inventory forecasting application, in the fourth quarter of 1995 and 20 distribution centers utilized this application as of December 31, 1995. The remaining distribution centers are expected to be utilizing this inventory forecasting application by mid-1996. Through client/server technology, the Company expects to improve significantly the efficiency of each distribution center. The Company's commitment to IT will enable it to serve profitably larger volumes of business and more complex contracts.

Regulation

     The medical/surgical supply distribution industry is subject to regulation by federal, state and local governmental agencies. Each of the Company's distribution centers is licensed to distribute medical/surgical supply products as well as certain pharmaceutical and related products. The Company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Drug Enforcement Agency, the Occupational Safety and Health Administration, state boards of pharmacy and, in certain areas, state boards of health. The Company believes that it is in material compliance with all statutes and regulations applicable to distributors of medical/surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

     The current government focus on healthcare reform and the escalating cost of medical care has increased pressures on all participants in the healthcare industry to reduce the costs of products and services. The Company does not believe that the continuation of these trends will have a significant effect on the Company's results of operations or financial condition.

Employees

     As of December 31, 1995, the Company employed approximately 3,200 full and 150 part-time employees. Approximately 40 employees are currently covered by a collective bargaining agreement at one of the Company's distribution centers. The Company believes that its relations with its employees are good.

     O&M believes that on-going employee training is critical to employee performance. The Company emphasizes quality and technology in training programs designed to increase employee efficiency by sharpening overall customer service skills and by focusing on functional best practices.


Item 2.   Properties

     The corporate headquarters of the Company is located in western Henrico County, a suburb of Richmond, Virginia, in leased facilities. The Company owns two undeveloped parcels of land which are adjacent to the Company's corporate headquarters. In addition, the Company owns its warehouse facilities in Youngstown, Ohio and Greensburg, Pennsylvania as well as a former office/warehouse facility in Sanford, Florida which is fully leased. All three of these facilities are currently being offered for sale. Greensburg is under
contract.   In 1995, the Company sold its La Mirada, California facility and has leased it back for a one year period.

     O&M continuously reevaluates the efficiency of its distribution system. Over the past two years, the Company has realigned its distribution operations through the closure or consolidation of 12 distribution centers and the opening or expansion of 22 distribution centers. The Company anticipates further reduction of distribution center costs through the closure of two and the downsizing of five distribution centers in 1996. Also in 1996 and early 1997, new facilities are planned for five locations including Houston, Boston, Los Angeles, Baltimore and Cincinnati and expansions are planned for three more facilities.

     O&M believes that its facilities are adequate to carry on its business as currently conducted. Except for the Greensburg, Pennsylvania and Youngstown, Ohio facilities, which are owned by the Company and held for sale and leaseback, all of the Company's distribution centers are leased from unaffiliated third parties. A number of the leases relating to the above properties are scheduled to terminate within the next several years. The Company believes that, if necessary, it could find facilities to replace such leased premises without suffering a material adverse effect on its business.

Item 3.   Legal Proceedings

     Stuart has been named as a defendant along with manufacturers, healthcare providers and others in a number of lawsuits based on alleged injuries attributable to the implantation of internal spinal fixation devices distributed by a specialty products division of Stuart from the early 1980s to December 1992 and prior to O&M's acquisition of Stuart in 1994. Stuart did not manufacture the devices. The Company believes that Stuart is entitled to indemnification by the manufacturers of the devices with respect to claims alleging defects in the products. The Company and Stuart are also entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by the Company or Stuart in connection with the foregoing litigation. Although the Company believes it is unlikely that Stuart will be held liable as a result of such lawsuits, the Company believes that Stuart's available insurance coverage together with the indemnification rights discussed above are adequate to cover any losses should they occur. The Company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification.

     The Company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

Executive and Other Officers of the Registrant

     Identification of Executive and Other Officers

     Following are the names and ages, as of December 31, 1995, of the executive and other officers of Owens & Minor, their positions and summaries of their backgrounds and business experience. During 1995, new officers were elected at the Board of Directors meetings including Charlie C. Colpo, elected and effective February 27, 1995, Wayne B. Luck, elected and effective on May 2, 1995, Paul J. Julian and Bruce J. MacAllister elected on July 24, 1995, effective August 10, 1995, and Ann Greer Rector elected and effective August 7, 1995. All of the other officers were elected at the annual meeting of the Board of Directors held May 2, 1995. All officers are elected to serve until the 1996 Annual Meeting of Shareholders, or such time as their successors are elected.

     G. Gilmer Minor, III, age 55, has been employed by the Company for 33 years since 1963 and has served as President since 1981 and Chief Executive Officer since 1984. In May 1994, he was elected Chairman of the Board. Mr. Minor also serves as a member of the Boards of Directors of Crestar Financial Corporation and Richfood Holdings, Inc.

     Craig R. Smith, age 44, has been employed by the Company and National Healthcare and Hospital Supply Corporation, which was acquired by the Company in 1989, for 13 years. From 1990 to 1992, Mr. Smith served as Group Vice President for the western region. In January 1993, Mr. Smith assumed responsibilities of Senior Vice President, Distribution. Later in 1993, Mr. Smith assumed the new role of Senior Vice President, Distribution and Information Systems, and in 1994, he was elected Executive Vice President, Distribution and Information Systems. In February 1995, Mr. Smith was promoted to Chief Operating Officer.

     Robert E. Anderson, III, age 61, has been employed by the Company for 29 years since 1967. Mr. Anderson was employed by the Company in the Medical/Surgical Division in sales and marketing and was elected Vice President in 1981. In October 1987, he was elected Senior Vice President, Corporate Development. In April 1991, Mr. Anderson was elected Senior Vice President, Marketing and Planning. In 1992, Mr. Anderson assumed a new role as Senior Vice President, Planning and Development and in 1994, he was elected Executive Vice President, Planning and Development. In May 1995, Mr. Anderson was elected Executive Vice President, Planning and Business Development.

     Henry A. Berling, age 53, has been employed by the Company for 30 years since 1966. Mr. Berling was employed by the Company in the Medical/Surgical Division and was elected Vice President in 1981 and Senior Vice President, Sales and Marketing, in 1987. In 1989, he was elected Senior Vice President and Chief Operating Officer. In 1991, Mr. Berling assumed a new role as Senior Vice President, Sales and Distribution. In 1992, Mr. Berling assumed the role of Senior Vice President, Sales and Marketing and in 1994, he was elected Executive Vice President, Sales and Customer Development. In May 1995, Mr. Berling was elected Executive Vice President, Partnership Development.

     Drew St. J. Carneal, age 57, has been employed by the Company for seven years since 1989 when he joined the Company as Vice President and Corporate Counsel. From 1985 to 1988, he served as the Richmond City Attorney and, prior to that date, he was a partner in the law firm of Cabell, Moncure and Carneal. In 1989, he was elected Secretary, and in March 1990, Senior Vice President, Corporate Counsel and Secretary. In May 1995, the title Corporate Counsel was changed to General Counsel.

     Glenn J. Dozier, age 45, has been employed by the Company for six years since 1990 in the position of Senior Vice President, Finance, Chief Financial Officer. In April 1991, he assumed the additional responsibility of Senior Vice President, Operations and Systems. In 1992, Mr. Dozier assumed a new role of Senior Vice President, Finance and Information Systems and Chief Financial Officer. In 1993, Mr. Dozier assumed the role of Senior Vice President, Finance, Chief Financial Officer. Prior to joining the Company, Mr. Dozier had been Chief Financial Officer and Vice President of Administration and Control since 1987 for AMF Bowling, Inc.

     Dick F. Bozard, age 49, has been employed by the Company for eight years since 1988. In 1991, Mr. Bozard was elected Vice President, Treasurer. Prior to joining the Company, he served as an officer for CIT/Manufacturers Hanover Bank and Trust. From 1984 to 1986, he was with Williams Furniture where his last position was President.

     Charles C. Colpo, age 38, has been employed by the Company for 15 years since 1981 when he joined the Company as Manager, Internal Audit. In April 1984, Mr. Colpo was promoted to Division Vice President (DVP) and served as DVP for three divisions from 1987 to 1994. In 1994, he served as Director, Business Process Redesign. In 1995, Mr. Colpo was promoted to Vice President, Inventory Management.

     Hugh F. Gouldthorpe, age 57, has been employed by the Company for ten years since 1986 when he joined the Company as Director of Hospital Sales for the Wholesale Drug Division. In 1987, Mr. Gouldthorpe was promoted to Vice President and in 1989, he was promoted to Vice President, General Manager. In 1991, he was elected Vice President, Corporate Communications and in 1993, Vice President, Quality and Communications. Prior to joining the Company, Mr. Gouldthorpe was employed by E.R. Squibb and Sons serving in a variety of positions.

     Paul C. Julian, age 40, has been employed by the Company and Stuart, which was acquired by the Company, for ten years since 1986. With the Company's acquisition of Stuart in 1994, he became Group Vice President. From 1986 to 1994, Mr. Julian had been employed by Stuart and Eastern Hospital Supply, which was acquired by Stuart, serving in various positions and most recently, Executive Vice President, Chief Operating Officer. In 1995, he was elected to Corporate Vice President, Group Vice President, Northern and Central Regions.

     Wayne B. Luck, age 39, has been employed by the Company for four years since 1992. Prior to joining the Company, Mr. Luck had been employed by Best Products Co. Inc. working on various management systems. In 1992, he served as Manager of Electronic Data Interchange (EDI) and subsequently Manager, Applications and Director, Application Services. In 1995, he was elected Vice President, Information Technology.

     Bruce J. MacAllister, age 44, has been employed by the Company for three years since 1993 when he joined the Company as Division Vice President. Prior to joining the Company, Mr. MacAllister was employed by Proctor & Gamble in a variety of sales and marketing positions. In 1995, he was elected Corporate Vice President, Group Vice President, Southern and Western Regions.

    Ann Greer Rector, age 38, joined the Company in August 1995 as Vice President, Controller. Prior to joining the Company, Ms. Rector was employed by USAir Group, Inc. from 1983 to 1995 serving in various financial positions and from 1992 through July 1995, Vice President and Controller.

     Michael L. Roane, age 41, has been employed by the Company for four years since 1992 when he joined the Company as Vice President, Human Resources. Prior to joining the Company, Mr. Roane was employed by Philip Morris Co. from 1980 to 1992 where his last position was Manager, Employee Relations Operations. Prior to that he was employed by Gulf Western Industries in a variety of human resources positions.

     Thomas J. Sherry, age 47, has been employed by the Company and Stuart, which was acquired by the Company, for 20 years. With the Company's acquisition of Stuart in 1994, he became Vice President, Sales and Marketing. From 1976 to 1994, Mr. Sherry had been employed by Stuart, serving in various sales and management positions and most recently, Executive Vice President.

     F. Thomas Smiley, age 40, has been employed by the Company for 17 years since 1979 when he joined the Company as Manager of Internal Audit. In 1981, he became Assistant Controller and in 1985, he became Controller. In 1986, Mr. Smiley was elected Assistant Vice President, Controller and from 1989 to 1995, he served as Vice President, Controller. In 1995, he was elected Vice President, Operations and Cost Management.

     Hue Thomas, III, 57, has been employed by the Company for 26 years since 1970. In 1984, Mr. Thomas served as Assistant General Manager, Medical/Surgical Division. In 1985, he served as Assistant Corporate Vice President, and in 1987 he was elected Vice President. In 1989, he was elected Vice President, General Manager, Medical/Surgical Division. In 1991, he was elected Vice President, Corporate Relations.


                                  PART II


Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters

     Information regarding the market price of the Company's Common Stock and related stockholder matters is set forth in the 1995 Annual Report under the heading "Stock Market and Dividend Information" on page 35 and is incorporated by reference herein.


Item 6.     Selected Financial Data

     The information required under this item is contained in the 1995 Annual Report under the heading "Selected Financial Data" on pages 12 and 13 and is incorporated by reference herein.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is contained in the 1995 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 and is incorporated by reference herein.


Item 8.     Financial Statements and Supplementary Data

     The consolidated financial statements and notes as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995, together with the independent auditors' report of KPMG Peat Marwick LLP dated February 2, 1996 except as to Note 7, which is as of March 1, 1996, appearing on pages 18 through 33 of the 1995 Annual Report are incorporated by reference herein.

     The information required under Item 302 of Regulation S-K is set forth in the 1995 Annual Report in Note 13 - "Quarterly Financial Data (Unaudited)" in the Notes to Consolidated Financial Statements on page 32 and is incorporated by reference herein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosures during the two-year period ended December 31, 1995.

                                  PART III


Item 10.    Directors and Executive Officers of the Registrant

     The information required for this item is contained in Part I of this Form 10-K and in the 1996 Proxy Statement under the heading "Proposal 1: Election of Directors" and is incorporated by reference herein.


Item 11.    Executive Compensation

     The information required under this item is contained in the 1996 Proxy Statement under the heading "Proposal 1: Election of Directors - Executive Compensation" and is incorporated by reference herein.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the 1996 Proxy Statement under the heading "Proposal 1: Election of Directors - Capital Stock Owned by Principal Shareholders and Management" and is incorporated by reference herein.


Item 13.    Certain Relationships and Related Transactions

     None

                                  PART IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                               Page Numbers
                                                               1995 Annual  Form
                                                               Report *     10-K

(a)  The following documents are filed as part of this report:

1.   Consolidated Financial Statements:

     Independent Auditors' Report of
     KPMG Peat Marwick LLP                                       33

     Consolidated Balance Sheets at
     December 31, 1995 and 1994                                  19

     Consolidated Statements of Operations for the years
     ended December 31, 1995, 1994 and 1993                      18

     Consolidated Statements of Cash Flows for the
     years ended December 31, 1995, 1994 and 1993                20

     Notes to Consolidated Financial Statements                 21-32

2.   Financial Statement Schedules:

     Independent Auditors' Report of KPMG
     Peat Marwick LLP                                            22

     Schedule - Valuation and Qualifying Accounts                23

* Incorporated by reference from the indicated pages of the 1995 Annual Report.

     All other schedules are omitted because the related information is included in the Consolidated Financial Statements or notes thereto or because they are not applicable.

3.   Exhibits

(2) Agreement of Exchange dated December 22, 1993, as amended and restated on March 31, 1994, by and among Stuart Medical, Inc., the Company and certain shareholders of Stuart Medical, Inc. (incorporated herein by reference to the Company's Proxy Statement/Prospectus dated April 6, 1994, Annex III)**

(3) (a) Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)

     (b) Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(b), for the year ended December 31, 1994)

(4) (a) Owens & Minor, Inc. $11.5 million, 0% Subordinated Note dated May 31, 1989, due May 31, 1997, between the Company and Hygeia Ltd. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

     (b) Amendment to Owens & Minor, Inc. 0% Subordinated Note due May 31, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 4(b), for the year ended December 31, 1994)

     (c) Owens & Minor, Inc. $3,332,912, 9.10% Convertible Subordinated Note dated May 10, 1994, due May 31, 1996, between the Company and Hygeia Ltd. (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 4(c), for the year ended December 31, 1994)

     (d) Amended and Restated Rights Agreement dated as of May 10, 1994 between the Company and Wachovia Bank of North Carolina, N.A., Rights Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

     (e) Credit Agreement dated as of April 29, 1994 among the Company, as borrower, certain of the Company's subsidiaries, as guarantors, NationsBank of North Carolina, N.A., as Agent, Chemical Bank and Crestar Bank, as Co-Agents, and the Banks identified therein ("Credit Agreement") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 4(d), for the year ended December 31,
          1994)

     (f) First Amendment to Credit Agreement dated February 28, 1995 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 4(e), for the year ended December 31, 1994)

     (g) Second Amendment to Credit Agreement dated October 20, 1995 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit (4), for the quarter ended September 30, 1995)

     (h)  Third Amendment to Credit Agreement dated March 1, 1996

(10) (a) Owens & Minor, Inc. Annual Incentive Plan (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25,
          1991)*

     (b) 1985 Stock Option Plan as amended on January 27, 1987 (incorporated herein by reference to the Company's Annual Report on Form 10-K,
          Exhibit 10(f), for the year ended December 31, 1987)*

     (c) Owens & Minor, Inc. Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(h), for the year ended December 31, 1990)*

     (d) Supplemental Executive Retirement Plan dated July 1, 1991 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

     (e) Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K,
          Exhibit 10(i), for the year ended December 31, 1991)*

     (f) Owens & Minor, Inc. Directors' Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

     (g) Agreement dated December 31, 1985 by and between Owens & Minor, Inc. and Philip M. Minor (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(1), for the year ended December 31, 1992)*

     (h) Agreement dated May 1, 1991 by and between Owens & Minor, Inc. and W. Frank Fife (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(m), for the year ended December 31,
          1992)*

     (i) Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(k), for the year ended December 31, 1993)*

     (j) Owens & Minor, Inc. Directors' Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(1), for the year ended December 31, 1993)*

     (k) Form of Enhanced Authorized Distribution Agency Agreement ("ADA Agreement") dated as of November 16, 1993 by and between VHA, Inc. (formerly Voluntary Hospitals of America, Inc.) and Owens & Minor, Inc. (incorporated herein by reference to Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)***

     (l) Form of Amendments to ADA Agreement dated as of August 9, 1994, September 15, 1994 and November 15, 1994, respectively (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(n), for the year ended December 31, 1994)

     (m)  Form of Amendment to ADA Agreement dated as of November 10, 1995***

     (n) Purchase and Sale Agreement dated as of December 28, 1995 among Owens & Minor Medical, Inc. ("O&M Medical"), the Company and O&M Funding Corp. ("O&M Funding")

     (o) Receivables Purchase Agreement dated as of December 28, 1995 among O&M Funding, O&M Medical, the Company, Receivables Capital Corporation and Bank of America National Trust and Savings Association, as Administrator

     (p) Parallel Asset Purchase Agreement dated as of December 28, 1995 among O&M Funding, O&M Medical, the Company, the Parallel Purchasers from time to time party thereto and Bank of America National Trust and Savings Association, as Administrative Agent

(11) Calculation of Net Income (Loss) Per Common Share

(13) Owens & Minor, Inc. 1995 Annual Report to Shareholders

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

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the fourth quarter of 1995.

Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the 1995 Annual Report shall not be deemed "filed" as a part of this Form 10-K.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OWENS & MINOR, INC.

                                by /s/ G. Gilmer Minor, III
                                   G. Gilmer Minor, III
                                   Chairman, President and
                                   Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

/s/ G. Gilmer Minor, III                      /s/ C. G. Grefenstette

G. Gilmer Minor, III                          C. G. Grefenstette
Chairman, President and Chief Executive       Director
Officer and Director (Principal Executive
Officer)

/s/ Glenn J. Dozier                             /s/ Vernard W. Henley

Glenn J. Dozier                                 Vernard W. Henley
Senior Vice President, Finance and Chief        Director
Finance Officer (Principal Financial
Officer)

/s/ Ann Greer Rector                            /s/ E. Morgan Massey
Ann Greer Rector                                E. Morgan Massey
Vice President, Controller                      Director
(Principal Accounting Officer)

/s/ Josiah Bunting, III                         /s/ James E. Rogers
Josiah Bunting, III                             James E. Rogers
Director                                        Director

/s/ R. E. Cabell, Jr.                           /s/ James E. Ukrop
R. E. Cabell, Jr.                               James E. Ukrop
Director                                        Director

/s/ James B. Farinholt, Jr.                     /s/ Anne Marie Whittemore
James B. Farinholt, Jr.                         Anne Marie Whittemore
Director                                        Director

/s/ William F. Fife
William F. Fife
Director


Each of the above signatures is affixed as of March 13, 1996.

                               INDEPENDENT AUDITORS' REPORT ON
                               FINANCIAL STATEMENT SCHEDULE


The Board of Directors
Owens & Minor, Inc.:

Over date of February 2, 1996, except as to Note 7, which is as of March 1, 1996, we reported on the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 1995 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included on page 23 of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG PEAT MARWICK LLP
   KPMG Peat Marwick LLP
Richmond, Virginia
February 2, 1996


                                                                   Schedule

                       OWENS & MINOR, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts
                                (In thousands)


                              Additions
                Balance at    Charged to
                Beginning     Costs        Additions                Balance
Year-End        of            and          Charged to               at End
Description     Year          Expenses     Other**     Deductions*  of Year

Allowance for doubtful accounts deducted from accounts and notes receivable in the Consolidated Balance Sheets

   1995         $5,340        $  827       -           $157         $6,010

   1994         $4,678        $1,149       $40         $527         $5,340

   1993         $4,442        $  497       -           $261         $4,678


*   Uncollectible accounts written off.
**  Adjusted for the allowance reserve acquired with the Emery acquisition.


                                   Form 10-k
                                  Exhibit Index


Exhibit #

 4  (h)    Third Amendment to Credit Agreement dated March 1, 1996

10  (m)    Form of Amendment to ADA Agreement dated as of November 10, 1995

10  (n)    Purchase and Sale Agreement dated as of December 28, 1995 among Owens
           & Minor Medical, Inc ("O&M Medical"), the Company and O&M Funding Corp. ("O&M Funding")

10  (o)    Receivables Purchase Agreement dated as of December 28, 1995 among
           O&M Funding, O&M Medical, the Company, Receivables Capital Corporation and Bank of America National Trust and Savings Association, as Administrator

10  (p)    Parallel Asset Purchase Agreement dated as of December 28, 1995 among
           O&M Funding, O&M Medical, the Company, the Parallel Purchasers from time to time party thereto and Bank of America National Trust and Savings Association, as Administrative Agent

11         Calculation of Net Income (Loss) per Common Share

13         Owens & Minor, Inc. 1995 Annual Report to Shareholders

21         Subsidiaries of Registrant

23         Consent of KPMG Peat Marwick LLP, independent auditors