Form 10-Q
period 1996-03-31
OWENS & MINOR INC/VA/
filed 1996-05-14
CIK 75252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                         FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996

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

     Indicate by check mark whether the Registrant (1) has
filed all reports required to be filed by Section 13 or
15(d)of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.  Yes    X   No  _____

     The number of shares of the Company's common stock outstanding as of May 1, 1996 was 31,857,560 shares.


            Owens & Minor, Inc. and Subsidiaries
                           Index

Part I.   Financial Information

      Consolidated Balance Sheets - March 31, 1996 and
      December 31, 1995

      Consolidated Statements of Operations - Three Months
      Ended March 31, 1996 and 1995

      Consolidated Statements of Cash Flows - Three Months
      Ended March 31, 1996 and 1995

      Notes to Consolidated Financial Statements

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations

Part II.  Other Information

       Part I.  Financial Information

       Item 1.  Financial Statements

       Owens & Minor, Inc. and Subsidiaries
       Consolidated Balance Sheets


       (In thousands, except per share data)

                                              March 31,      December 31,
                                              1996           1995
       Assets
       Current assets
          Cash and cash equivalents           $      295     $      215
          Accounts and notes receivable, net     269,628        265,238
          Merchandise inventories                316,330        326,380
          Other current assets                    29,058         32,069
               Total current assets              615,311        623,902
       Property and equipment, net                38,014         39,049
       Excess of purchase price over net
          assets acquired, net                   170,775        171,911
       Other assets, net                          24,301         22,941
          Total assets                        $  848,401     $  857,803

       Liabilities and shareholders' equity
       Current liabilities
          Current maturities of
             long-term debt                   $      722     $    4,055
          Accounts payable                       242,678        241,048
          Accrued payroll and related
             liabilities                           6,637          5,534
          Other accrued liabilities               39,562         41,602
               Total current liabilities         289,599        292,239
       Long-term debt                            313,206        323,308
       Accrued pension and retirement plans        7,901          6,985
               Total liabilities                 610,706        622,532
       Shareholders' equity
          Preferred stock, par value $100
            per share;
            authorized - 10,000 shares
            Series A;  Participating Cumulative
                Preferred Stock; none issued         -              -
            Series B;  Cumulative Preferred
                Stock; 4.5%, convertible;
                issued - 1,150 shares            115,000        115,000
          Common stock, par value $2 per share;
             authorized - 200,000 shares;
             issued - 31,739 at
             March 31, 1996 and 30,862 at
             December 31, 1995                    63,478         61,724
          Paid-in capital                          3,978          2,144
          Retained earnings                       55,239         56,403
             Total shareholders' equity          237,695        235,271
             Total liabilities and
               shareholders' equity           $  848,401     $  857,803

          See accompanying notes to consolidated financial statements.




     Owens & Minor, Inc. and Subsidiaries
     Consolidated Statements of Operations


     (In thousands, except per share data)

                                      Three Months Ended
                                      March 31,
                                        1996           1995

     Net sales                       $ 771,312      $ 747,095
     Cost of goods sold                697,133        674,187

     Gross margin                       74,179         72,908

     Selling, general and
       administrative expenses          61,040         53,561
     Depreciation and amortization       3,930          3,516
     Interest expense, net               5,800          5,391
     Discount on accounts receivable
       securitization                      744             -
     Nonrecurring restructuring
      expenses                              -           2,661
     Total expenses                     71,514         65,129

     Income before income taxes          2,665          7,779
     Income tax provision                1,146          3,166

     Net income                          1,519          4,613

     Dividends on preferred stock        1,294          1,294

     Net income attributable to
       common stock                  $     225      $   3,319



     Net income per common share     $    0.01      $    0.11


     Cash dividends per common share $   0.045      $   0.045

     Weighted average common shares
       and common share equivalents     31,140         31,087



   See accompanying notes to consolidated financial statements.

      Owens & Minor, Inc. and Subsidiaries
      Consolidated Statements of Cash Flows

                                                  Three Months Ended
      (In thousands)                              March 31,
                                                     1996          1995
      Operating Activities
      Net income                                  $  1,519     $   4,613
      Adjustments to reconcile net income to cash
        provided by (used for) operating
         activities
        Depreciation and amortization                3,930         3,516
        Provision for losses on accounts and
            notes receivable                           279           121
        Provision for LIFO reserve                   2,748           962
        Other, net                                     566           559
        Change in operating assets and
             liabilities
          Accounts and notes receivable             (4,669)      (16,202)
          Merchandise inventories                    7,302       (30,868)
          Accounts payable                          (2,464)      (65,174)
          Net change in other current assets
              and current liabilities                2,423        (4,157)
          Other, net                                   985        (3,935)
      Cash provided by (used for)
           operating activities                     12,619      (110,565)

      Investing Activities
      Additions to property and equipment           (1,249)       (2,363)
      Additions to computer software                (2,483)       (2,034)
      Proceeds from sale of property and
            equipment                                   27             4
      Cash used for investing activities            (3,705)       (4,393)

      Financing Activities
      Additions to long-term debt                       -         74,696
      Reductions of long-term debt                 (10,362)          (59)
      Other short-term financing, net                4,094        42,575
      Cash dividends paid                           (2,683)       (2,680)
      Exercise of stock options                        117           174
      Cash provided by (used for)
          financing activities                      (8,834)      114,706

      Net increase (decrease) in cash
           and cash equivalents                         80          (252)
      Cash and cash equivalents at beginning
         of year                                       215           513
      Cash and cash equivalents at end of period  $    295      $    261

      See accompanying notes to consolidated financial statements.




         Owens & Minor, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements


1.    Accounting Policies

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company) as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995.

2.    Interim Results of Operations

      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.    Interim Gross Margin Reporting

      In general, the Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers, and reported results of operations for the quarter reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.    Refinancing Plan

      During March 1996, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission for the offering of $150 million (aggregate principal amount) senior subordinated 10-year notes (the Notes) in conjunction with its refinancing plan which is expected to be completed in the second quarter of 1996.

      Concurrently with its offering of the Notes, the Company will enter into a $225.0 million Senior Credit Facility (the New Senior Credit Facility) and will use borrowings under the New Senior Credit Facility, together with the net proceeds from the offering of the Notes, to repay in full outstanding indebtedness under the Company's current $425.0 million Senior Credit Facility. Following the completion of the offering of the Notes, the Company's $75.0 million receivables financing facility will be increased to a maximum of $150.0 million, the proceeds of which will be used to reduce amounts outstanding under the New Senior Credit Facility.

      To reduce the potential impact of increases in interest rates in the period before the issuance of the Notes, the Company entered into interest rate cap agreements, with an aggregate notional value of $150.0 million. Under the interest rate cap agreements, entered into from March 28, 1996 to May 3, 1996, the Company will receive from the bank counterparties on the determination dates amounts by which the interest rate of the United States Government 10-Year Treasury Note exceeds various rates ranging from 6.8% to 7.0%. The determination dates of the transactions are May 30, 1996 and May 31, 1996. The Company is exposed to certain losses in the event of nonperformance by the counterparties to these agreements. However, the Company's exposure is not material and nonperformance is not anticipated. During the second quarter of 1996, the Company anticipates entering into further transactions that will reduce the risk of interest rate increases for all of its financing facilities.


Item 2.
           Owens & Minor, Inc. and Subsidiaries
    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


First quarter of 1996 compared with first quarter of 1995

Net Sales. Net sales increased 3.2% to $771.3 million in the first quarter of 1996 from $747.1 million in the first quarter of 1995 and $746.7 million in the fourth quarter of 1995. Approximately 50% of each of these increases was due to new accounts and increased penetration of existing accounts.
The remainder was due to price increases from manufacturers passed on to customers and the price increases implemented by the Company during December 1995 and the first quarter of 1996.
The Company believes that sales growth from new accounts and further penetration of existing accounts have more than offset, and will continue to offset, any business lost as a result of the price increases, but such growth and penetration cannot be assured.

Gross margin. Gross margin as a percentage of net sales declined to 9.6% in the first quarter of 1996 from 9.8% in the first quarter of 1995, but increased from 8.7% in the fourth quarter of 1995. The decrease from the first quarter of 1995 to the first quarter of 1996 was the result of an increase in sales to larger accounts that were offered reduced pricing in return for the expectation of increased volume, partially offset by the implementation of price increases during the fourth quarter of 1995 and the first quarter of 1996. The Company expects that its gross margin will increase as a percentage of net sales as the full impact of the price increases are realized in subsequent quarters. During the first quarter of 1996, the Company's LIFO (last-in, first-out) reserve increased by $2.7 million as compared to a $1.0 million increase in the first quarter of 1995. The increase is due primarily to higher inventory levels and price increases from manufacturers. The increases in the LIFO reserve did not have a significant impact on gross margin because the Company passes through price increases from manufacturers to its customers. The Company also anticipates growth in gross margin and net sales through increased utilization of an activity-based cost system that charges incremental fees for additional distribution and enhanced inventory management services such as more frequent deliveries and distribution of products in small units of measure. The Company believes the activity-based cost system will allow the customer to make more informed decisions about the services they choose to purchase. There can be no assurance that the Company s pricing methods will produce increases in net sales or gross margin as a percentage of net sales in future periods.

Selling, general and administrative expenses.   Selling,
general and administrative (SG&A) expenses as a percentage of net sales increased to 7.9% in the first quarter of 1996 from 7.2% in the first quarter of 1995, but declined from 8.2% in the fourth quarter of 1995. The increase in SG&A expenses as a percentage of net sales as compared to the first quarter of 1995 was primarily a result of increased personnel costs incurred in connection with new contracts providing for enhanced service levels and services not previously provided by the Company, a significant increase in the number of Stock Keeping Units (SKUs) distributed by the Company, system conversions, opening or expanding 11 distribution centers and reconfiguring warehouse systems.

The decline in SG&A expenses as a percentage of net sales in the first quarter of 1996 as compared to the fourth quarter of 1995 was a result of the completion of 22 warehouse reconfigurations during 1995 and the continued implementation of the following SG&A expense reduction initiatives. The Company has reduced overtime and temporary employee costs by improving productivity through performance tracking systems and functional best practices training programs. The Company expects to further reduce distribution center costs through the closure of two and the downsizing of five distribution centers which will be completed during the second quarter of 1996 (which resulted in $3.5 million of the Company's nonrecurring restructuring charges in the fourth quarter of 1995). The distribution center closures and downsizings should better align distribution center size and location with customer needs, establish operational efficiencies and reduce administrative costs. Finally, the Company continues to improve inventory management by completing the implementation of a new inventory forecasting system, reconfiguring warehouse systems and limiting the number of SKUs from multiple manufacturers distributed by the Company through the standardization of products. The Company intends to focus on the standardization of SKUs during 1996 and in future periods. Although the Company expects that limiting the number of equivalent SKUs distributed by the Company will enable it to reduce the handling costs of inventory, the impact of the Company's standardization initiatives cannot be assured.

Depreciation and amortization. Depreciation and amortization increased by 11.8% in the first quarter of 1996 compared to the first quarter of 1995. This increase was due primarily to the Company's continued investment in improved Information Technology (IT). The Company anticipates similar increases in depreciation and amortization in 1996 associated with additional capital investment in IT.

Interest expense, net. Interest expense, net of finance charge income of $1.2 million and $0.5 million in the first quarter of 1996 and the first quarter of 1995, respectively, increased from $5.4 million in the first quarter of 1995 to $5.8 million in the first quarter of 1996 primarily due to higher borrowing levels to fund increased working capital requirements and higher interest rates. Finance charge income represents payments from customers for past due balances on their accounts.

Management has taken, and will continue to take, action to reduce interest expense, including (i) completing the implementation of the Company's new inventory forecasting system in all distribution centers by mid-1996, (ii) limiting the number of SKUs from multiple manufacturers distributed by the Company and (iii) reducing the Company's effective interest rate through its refinancing plan discussed below in the liquidity section. Total financing costs including the discount on the receivables securitization has declined from the fourth quarter of 1995 by $1.4 million.


Income taxes. The Company had an income tax provision of $1.1 million in the first quarter of 1996 (representing an effective tax rate of 43.0%) compared with an income tax provision of $3.2 million in the first quarter of 1995 (representing an effective tax rate of 40.7%). The increase in effective tax rate was due to the Company's lower earnings level increasing the impact of certain nondeductible expenses such as goodwill amortization.

Net income (loss). The Company earned net income of $1.5 million in the first quarter of 1996 compared to net income of $4.6 million in the first quarter of 1995. As previously discussed, the decline was due to the combination of a decline in gross margin as a percentage of net sales, an increase in SG&A expenses and an increase in interest expense. Although the Company has shown improvement from its fourth quarter 1995 net loss of $9.0 million (which loss included a $3.4 million nonrecurring restructuring charge, net of taxes) and the Company continues to pursue the initiatives previously discussed in an effort to improve the earnings of the Company, the impact of these initiatives on net income cannot be assured.


Financial Condition, Liquidity and Capital Resources

Liquidity. The Company's liquidity position improved significantly during the first quarter of 1996 from the fourth quarter of 1995. The increase was the result of improved earnings, reduced working capital requirements and the availability of additional financing sources. During
1995, several factors unfavorably impacted the Company's liquidity, including (i) increased working capital requirements, (ii) decreased earnings, (iii) restructuring expenses and (iv)increased capital expenditures. The
Company's use of cash for operating activities in prior years reflected the significant growth of the Company during those years. Cash was invested in additional inventory necessary for increased sales levels and higher receivables levels resulting therefrom. Due to the decline in growth of the Company in the first quarter of 1996, operating activities became a source of cash flow. Changes in trends of the Company's cash used for operating activities are expected to be consistent with future sales growth and acquisition activities. The Company funded a majority of these cash requirements through bank borrowings under its Senior Credit Facility. At March 31, 1996, the Company had approximately $122.0 million of unused credit under the Senior Credit Facility.

During March 1996, the Company filed a Registration
Statement on Form S-3 with the Securities and Exchange
Commission for the offering of $150 million (aggregate principal amount) senior subordinated 10-year notes (the
Notes) in conjunction with its refinancing plan which is expected to be completed in the second quarter of 1996.

Concurrently with the completion of the offering of the Notes, the Company will enter into a $225.0 million Senior
Credit Facility (the New Senior Credit Facility) and will use borrowings under the New Senior Credit Facility, together with the net proceeds from the offering of the Notes, to repay in full outstanding indebtedness under the Senior Credit Facility. Following the completion of the offering of the Notes, the Company's $75.0 million
Receivables Financing Facility will be increased to a maximum of $150.0 million, the proceeds of which will be used to reduce amounts outstanding under the New Senior
Credit Facility. The Company expects that borrowings under the New Senior Credit Facility and proceeds from the Receivables Financing Facility will be sufficient to fund its working capital needs and long-term strategic growth plan, however this cannot be assured.

To reduce the potential impact of increases in interest rates in the period before the issuance of the Notes, in March, April and May 1996, the Company entered into interest rate cap agreements with an aggregate notional value of $150.0 million. Under the interest rate cap agreements, the Company will receive from the bank counterparties on the determination dates the amounts by which the interest rate of the United States Government 10-Year Treasury Note exceeds various rates ranging from 6.8% to 7.0%. The determination dates of the transactions are May 30, 1996 and May 31, 1996.

During 1995 and early 1996, the Company sought and obtained waivers of non-compliance with, and amendments to, certain financial covenants included in the Senior Credit Facility. Prior to the Company's obtaining waivers, such non-compliance also could have prevented further use by the Company of the Receivables Financing Facility and certain interest rate swap and cap agreements entered into by the Company with respect to borrowings under the Senior Credit Facility. As of March 31, 1996, the Company was in compliance with all of the financial covenants included in the Senior Credit Facility. There can be no assurance that in the future the Company will not be required to seek waivers of non-compliance or amendments to the New Senior Credit Facility or other credit agreements in effect from time to time or, if it is required to do so, that it will be able to obtain such waivers.

Working Capital Management. For the first quarter of 1996, the Company's three-month average working capital turnover improved to 9.4 times from 8.3 times in the fourth quarter of 1995. This improvement was due to increased inventory turnover. On a three-month average, inventory turnover increased to 8.7 times from 8.2 times. This improvement was due to the continued implementation of the Company's client/server-based forecasting system scheduled for completion by the middle of 1996 and the limitation of the number of SKUs from multiple manufacturers distributed by the Company. In an effort to reduce accounts receivable levels, the Company has strengthened its methods of monitoring and enforcing contract payment terms and has tied a portion of its new sales force incentive program to reducing days sales outstanding. In 1995, the Company experienced a significant decline in working capital turnover with average working capital turnover of 8.3 times in the fourth quarter of 1995. This decline was the result of (i) increased service levels, (ii) increases in the number of SKUs carried by the Company, (iii) new customers,
(iv) activities associated with rationalization of distribution centers, (v) the development and implementation of new computer systems, (vi) negotiation of favorable discount terms with vendors, which provide enhanced gross margin, but shorten payment terms, and (vii) the timing of purchasing patterns.

Capital Expenditures. Capital expenditures were approximately $3.7 million in the first quarter of 1996, of which approximately $3.1 million was for computer systems, including the continued conversion of certain applications from a mainframe computer system to client/server technology. Approximately 75% of the Company's $25.0 million of capital expenditures planned for 1996 will be for IT.
The Company expects to continue to make this level of investment for the foreseeable future. These capital expenditures are expected to be funded through cash flows from operations.

Inflation. Inflation has not had a significant effect on the Company s results of operations or financial condition.

Recent Accounting Pronouncements. The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, in October, 1995. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans. The new standard allows companies to continue to follow present accounting rules, which often result in no compensation expense being recorded, or to adopt the SFAS 123 fair-value-based method. The fair-value-based method will generally result in higher compensation expense based on the estimated fair value of stock-based awards on the grant date. Companies electing to continue following present accounting rules will be required to provide pro forma disclosures of net income and earnings per share as if the fair-value-based method had been adopted. The Company intends to continue following present accounting rules and to implement the new disclosure requirements in 1996 as required. The adoption of SFAS 123, therefore, will not impact the financial condition or results of operations of the Company.

In March 1995, FASB issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for fiscal years beginning after December 31, 1995. SFAS 121 prescribes accounting standards for (i) the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and (ii) long-lived assets and certain identifiable intangibles to be disposed of.
This standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS 121 in 1996 has not had a material impact on the financial condition or results of operations of the Company.


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibit

   (10) The forms of agreement with directors entered into pursuant to (i) the Stock Option Program,
           (ii) the Deferred Fee Program and (iii) the
           Stock Purchase Program of the 1993 Directors
           Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form
           10-K, Exhibit 10 (l), for the year ended
           December 31, 1993)

    (27)   Financial Data Schedule

(b) Reports on Form 8-K

   There were no reports on Form 8-K for the three months ended March 31, 1996.




                         SIGNATURES

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Owens & Minor, Inc.
                              (Registrant)

Date    May 13, 1996          /s/ Glenn J. Dozier
                              Glenn J. Dozier
                              Senior Vice President, Finance,
                              Chief Financial Officer

Date   May 13, 1996           /s/ Ann Greer Rector
                              Ann Greer Rector
                              Vice President, Controller



Exhibit Index

Exhibit #

(10) The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the 1993 Directors Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10 (l), for the year ended December 31, 1993)

(27)   Financial Data Schedule