Form 10-K405/A
OWENS & MINOR INC/VA/
filed 1996-05-20
CIK 75252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from ___________________ to ______________________

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

None __________________________________________________________________________
                                (Title of Class)

_______________________________________________________________________________
                                (Title of Class)

         Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $245,644,134 as of May 17, 1996. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

         The number of shares of the Company's Common Stock outstanding as of May 17, 1996 was 31,857,560 shares.

         The purpose of this Form 10-K/A is to replace Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 of Owens & Minor, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    OWENS & MINOR, INC.

                                           By       /s/ DREW ST.J. CARNEAL

                                                    Drew St.J. Carneal
                                                    Senior Vice President,
                                                    General Counsel

                                           Date:    5/20/96