Form 10-Q
period 1996-06-30
OWENS & MINOR INC/VA/
filed 1996-08-13
CIK 75252

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to

Commission file number              1-9810

                              OWENS & MINOR, INC.
- --------------------------------------------------------------------------------
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

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

        The number of shares of Owens & Minor, Inc.'s common stock outstanding as of July 30, 1996 was 31,863,313 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                     Index

                                                                        Page

Part I.  Financial Information

         Consolidated Balance Sheets - June 30, 1996 and
         December 31, 1995                                                 3

         Consolidated Statements of Operations - Three Months and
         Six Months Ended June 30, 1996 and 1995                           4

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 1996 and 1995                                      5

         Notes to Consolidated Financial Statements                     6- 7

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            8-11

Part II. Other Information                                             12-14

Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(In thousands, except per share data)

                                                       June 30,     December 31,
                                                         1996           1995
                                                    ----------------------------
 Assets

 Current assets
   Cash and cash equivalents                         $      546     $       215
   Accounts and notes receivable, net                   170,695         265,238
   Merchandise inventories                              297,074         326,380
   Other current assets                                  18,809          32,069
                                                    ------------   -------------
      Total current assets                              487,124         623,902
 Property and equipment, net                             32,043          39,049
 Excess of purchase price over net
   assets acquired, net                                 169,638         171,911
 Other assets, net                                       29,900          22,941
                                                    ------------   -------------
      Total assets                                   $  718,705     $   857,803
                                                    ============   =============

 Liabilities and shareholders' equity
 Current liabilities
   Current maturities of long-term debt              $        -     $     4,055
   Accounts payable                                     227,943         241,048
   Accrued payroll and related liabilities                4,248           5,534
   Other accrued liabilities                             38,199          41,602
                                                    ------------   -------------
        Total current liabilities                       270,390         292,239
 Long-term debt                                         200,529         323,308
 Accrued pension and retirement plans                     8,823           6,985
                                                    ------------   -------------
      Total liabilities                                 479,742         622,532
                                                    ------------   -------------
 Shareholders' equity
   Preferred stock, par value $100 per share;
     authorized - 10,000
     shares Series A; Participating Cumulative
         Preferred Stock; none issued                         -               -
     Series B;  Cumulative Preferred
         Stock; 4.5%, convertible;
         issued - 1,150 shares                          115,000         115,000
   Common stock, par value $2 per share;
      authorized - 200,000 shares; issued - 31,857 at
      June 30, 1996 and 30,862 at December 31, 1995      63,714          61,724
   Paid-in capital                                        4,807           2,144
   Retained earnings                                     55,442          56,403
                                                    ------------   -------------
      Total shareholders' equity                        238,963         235,271
                                                    ------------   -------------
      Total liabilities and shareholders' equity     $  718,705     $   857,803
                                                    ============   =============


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Operations

(In thousands, except per share data)

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                ------------------------------   ------------------------------
                                                     1996            1995             1996            1995
                                                -------------- ---------------   --------------  --------------
Net sales                                       $    749,938    $    743,718     $  1,521,250    $  1,490,813
Cost of goods sold                                   675,427         673,217        1,372,560       1,347,404
                                                -------------   -------------    -------------   -------------

Gross margin                                          74,511          70,501          148,690         143,409
                                                -------------   -------------    -------------   -------------

Selling, general and administrative expenses          58,474          54,074          119,514         107,635
Depreciation and amortization                          4,071           3,713            8,001           7,229
Interest expense, net                                  4,974           5,730           10,774          11,121
Discount on accounts receivable securitization         1,851               -            2,595               -
Nonrecurring restructuring expenses                        -           4,114                -           6,775
                                                -------------   -------------    -------------   -------------
Total expenses                                        69,370          67,631          140,884         132,760
                                                -------------   -------------    -------------   -------------
Income before income taxes                             5,141           2,870            7,806          10,649
Income tax provision                                   2,210           1,182            3,356           4,348
                                                -------------   -------------    -------------   -------------
Net income                                             2,931           1,688            4,450           6,301

Dividends on preferred stock                           1,294           1,294            2,588           2,588
                                                -------------   -------------    -------------   -------------

Net income attributable to common stock         $      1,637    $        394     $      1,862    $      3,713
                                                =============   =============    =============   =============

Net income per common share                     $       0.05    $       0.01     $       0.06    $       0.12
                                                =============   =============    =============   =============

Cash dividends per common share                 $      0.045    $      0.045     $      0.090    $      0.090
                                                =============   =============    =============   =============

Weighted average common shares
  and common share equivalents                        32,000          31,077           31,560          31,082
                                                =============   =============    =============   =============


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                                       Six Months Ended
(In thousands)                                                             June 30,
                                                               ----------------------------------
                                                                    1996                 1995
                                                               -------------        -------------
Operating Activities
Net income                                                     $      4,450         $      6,301
Adjustments to reconcile net income to cash
  provided by (used for) operating activities
   Depreciation and amortization                                      8,001                7,229
   Provision for losses on accounts and
       notes receivable                                                 523                  222
   Provision for LIFO reserve                                         2,248                1,662
   Change in operating assets and liabilities
      Accounts and notes receivable                                  94,020              (10,844)
      Merchandise inventories                                        27,058              (18,841)
      Accounts payable                                               (5,091)             (92,805)
      Net change in other current assets
          and current liabilities                                     9,659              (19,566)
   Other, net                                                        (2,493)              (1,895)
                                                               -------------        --------------
Cash provided by (used for) operating activities                    138,375             (128,537)
                                                               -------------        --------------

Investing Activities
Additions to property and equipment                                  (3,152)              (5,359)
Additions to computer software                                       (3,940)              (3,595)
Proceeds from sale of property and equipment                          5,312                   52
                                                               -------------        --------------
Cash used for investing activities                                   (1,780)              (8,902)
                                                               -------------        --------------

Financing Activities
Additions to long-term debt                                         150,000              120,166
Reductions of long-term debt                                       (274,022)                (119)
Other short-term financing, net                                      (8,014)              22,235
Cash dividends paid                                                  (5,411)              (5,362)
Exercise of stock options                                             1,183                  259
                                                               -------------        --------------
Cash provided by (used for) financing activities                   (136,264)             137,179
                                                               -------------        --------------

Net increase (decrease) in cash and cash equivalents                    331                 (260)
Cash and cash equivalents at beginning of year                          215                  513
                                                               -------------        -------------
Cash and cash equivalents at end of period                     $        546         $        253
                                                               =============        ==============


                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.  Accounting Policies

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company) as of June 30, 1996 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1996 and 1995.

2.  Interim Results of Operations

    The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.  Interim Gross Margin Reporting

    In general, the Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers. Reported results of operations for the three and six month periods ended June 30, 1996 and 1995 reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.  Long-Term Debt and Refinancing

    During May 1996 the Company completed the refinancing of its $425 million revolving credit facility (Senior Credit Facility) by issuing $150 million of 10.875% Senior Subordinated Notes (Notes), increasing its available receivables financing facility (Receivables Financing Facility) to $150 million from $75 million and entering into a new $225 million revolving credit facility (New Senior Credit Facility).

    The Notes were issued on May 29, 1996, and mature on June 1, 2006. Interest on the Notes is payable semi-annually on June 1 and December 1. The Notes are redeemable at the Company's option subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all direct and indirect subsidiaries of the Company, other than O&M Funding Corp. (OMF).

    To manage the interest rate exposure of the Notes, the Company entered into interest rate swap agreements with terms of 10 years during the second quarter of 1996. Under the interest rate swap agreements, the Company pays the counterparties a variable rate based on the six-month London Interbank Offered Rate (LIBOR) and the counterparties pay the Company a fixed interest rate, ranging from 7.29% to 7.32%. The total notional amount of the interest rate swaps was $100 million at June 30, 1996. The Company is exposed to certain losses in the event of nonperformance by the counterparties to these agreements. However, the Company's exposure is not material and nonperformance is not anticipated.

    The terms of the Receivables Financing Facility are substantially the same as the agreement entered into in December 1995 other than an increase in the available funds to $150 million and the extension of the term of the agreement from December 1996 to May 1999. At June 30, 1996 the Company had received $141 million under the Receivables Financing Facility.

    The New Senior Credit Facility expires in May 2001 with interest based on LIBOR or the Prime Rate. The New Senior Credit Facility limits the amount of indebtedness the Company may incur, requires the Company to maintain certain financial covenants including covenants related to tangible net worth, cash flow coverage, current ratio, leverage ratio and fixed charge coverage ratio and restricts the ability of the Company to materially alter the character of the business through consolidation, merger or purchase or sale of assets.

5.  Condensed Consolidating Financial Information

    The following table presents condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Notes (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for OMF); and OMF, Owens & Minor, Inc.'s only non-guarantor subsidiary of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

    (In thousands)


    As of and for the         Owens
    six months ended        & Minor,   Guarantor
      June 30, 1996           Inc.   Subsidiaries       OMF       Eliminations    Consolidated
    -----------------       --------  ------------   -----------   ------------    ------------
    Current assets         $201,166      $470,512       $69,866     ($254,420)        $487,124
    Noncurrent assets       306,152       240,288            -       (314,859)         231,581
    Total assets            507,318       710,800        69,866      (569,279)         718,705
    Current liabilities       3,578       466,457        54,775      (254,420)         270,390
    Noncurrent liabilities  190,000        19,352            -              -          209,352
    Shareholders' equity    313,740       224,991        15,091      (314,859)         238,963

    Net sales                14,633     1,521,250         3,912       (18,545)       1,521,250
    Expenses                 13,471     1,518,279         3,595       (18,545)       1,516,800
    Net income                1,162         2,971           317             -            4,450

                                       7

Item 2.

                      Owens & Minor, Inc. and Subsidiaries
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Results of Operations
Second quarter and first six months of 1996 compared with 1995

Net Sales. Net sales increased 0.8% to $749.9 million in the second quarter of 1996 from $743.7 million in the second quarter of 1995. Net sales increased 2.0% to $1.52 billion in the first six months of 1996 from $1.49 billion in the first six months of 1995. The Company's expected moderate sales growth has been primarily a result of the price increases instituted in December 1995 and the first quarter of 1996 and changes in management focus. Sales growth is expected to be moderate for the remainder of 1996 as the Company focuses on the profitability of existing business and obtaining new business that meets established profitability requirements.

Gross margin. Gross margin as a percentage of net sales increased to 9.9% in the second quarter of 1996 from 9.5% in the second quarter of 1995, and from 8.7% in the fourth quarter of 1995. Gross margin as a percentage of net sales increased to 9.8% in the first six months of 1996 from 9.6% in the first six months of 1995. The increase has been a result of several initiatives. As discussed above, the Company implemented price increases for the services it provides and the majority of these price increases have been realized. The Company continues to remain focused on improving gross margin and continues to implement gross margin enhancement programs in addition to the price increases. These enhancement programs include: utilizing an activity-based cost system that charges incremental fees for additional distribution and enhanced inventory management services, implementing supplier partnerships that will increase margin opportunities for the Company as well as the supplier and continuing to improve the Company's utilization of technology which will continue to reduce the cost of the order fulfillment cycle. There can be no assurance that the Company's pricing methods and the other gross margin enhancement programs will produce increases in net sales or gross margin as a percentage of net sales in future periods.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.8% in the second quarter of 1996 from 7.3% in the second quarter of 1995 and increased to 7.9% in the first six months of 1996 from 7.2% in the first six months of 1995, but declined from 8.2% in the fourth quarter of 1995. The increase in SG&A expenses as a percentage of net sales as compared to the second quarter and first six months of 1995 was primarily a result of increased personnel costs incurred in connection with new contracts providing for enhanced service levels and services not previously provided by the Company, a significant increase in the number of Stock Keeping Units (SKUs) distributed by the Company, system conversions, opening or expanding 11 distribution centers and reconfiguring warehouse systems.

During the second quarter of 1996, SG&A expenses decreased $2.6 million from 8.2% of net sales in the fourth quarter of 1995 to 7.9% in the first quarter of 1996 and to 7.8% in the second quarter of 1996. The SG&A expense decline is a result of many cost saving initiatives, primarily the reduction of over 200 full time equivalent employees in the second quarter due to reduced overtime and temporary help. Also, the more cost effective utilization of the Company's mainframe computer system lowered SG&A expenses. The reduction in these costs has been achieved through the completion of 22 warehouse reconfigurations in 1995, the implementation of improved inventory management systems in a majority of its facilities and the refocus on functional best practices within the Company. Additionally, the implementation of the Company's restructuring plan to further reduce distribution center costs through the closure of two and the downsizing of five distribution centers (which resulted in $3.5 million of the Company's nonrecurring restructuring charges in the fourth quarter of 1995) has contributed to the reduction of SG&A expenses. The Company will continue to focus on these programs during 1996 and in future periods. Although the Company expects these initiatives to continue to reduce SG&A expenses, their impact cannot be assured.

Depreciation and amortization. Depreciation and amortization increased by 9.6% in the second quarter of 1996 compared to the second quarter of 1995 and increased by 10.7 % in the first six months of 1996 compared to the first six months of 1995. This increase was due primarily to the Company's continued investment in improved Information Technology (IT). The Company anticipates increases in depreciation and amortization for the remainder of 1996 associated with additional capital investment in IT.

Interest expense, net and discount on accounts receivable securitization (Financing Costs). Financing Costs, net of finance charge income of $1.2 million in the second quarter of 1996 and 1995 increased from $5.7 million in the second quarter of 1995 to $6.8 million in the second quarter of 1996. Financing Costs, net of finance charge income of $2.4 million and $1.6 million in the first six months of 1996 and 1995, respectively, increased from $11.1 million in the first six months of 1995 to $13.4 million in the first six months of 1996. The increases were primarily due to higher borrowing levels to fund increased working capital requirements and higher interest rates. Although Financing Costs, net of finance charge income increased compared to the same periods in 1995, Financing Costs, net of finance charge income in the second quarter of 1996 declined approximately 13.9% or $1.1 million from the fourth quarter of 1995. This decline is primarily due to the reduction of outstanding financing by approximately $40.8 million from March 31, 1996.

Management has taken and continues to take action to reduce Financing Costs, including (i) improving financing rates (as discussed below in the liquidity section, the Company completed its refinancing plan during the second quarter of 1996 which will provide the Company improved financing rates) and (ii) reducing working capital requirements through the implementation of the Company's new inventory forecasting system, product standardization and the strengthening of its methods of monitoring and enforcing contract payment terms.

Income taxes. The Company had an income tax provision of $3.4 million in the first six months of 1996 (representing an effective tax rate of 43.0%) compared with an income tax provision of $4.3 million in the first six months of 1995 (representing an effective tax rate of 40.8%). The increase in the effective tax rate was due to the Company's lower earnings level increasing the impact of certain nondeductible expenses such as goodwill amortization.

Net income. Net income increased $1.2 million in the second quarter of 1996 compared to the second quarter of 1995. Net income declined $1.9 million in the first six months of 1996 compared to the first six months of 1995. Excluding nonrecurring restructuring expenses net of taxes, net income has declined $1.2 million in the second quarter of 1996 compared to the second quarter of 1995 and has declined $5.9 million in the first six months of 1996 compared to the first six months of 1995. The decline was due to an increase in SG&A expenses and Financing Costs. Due to the initiatives previously discussed, the Company has shown improvement from its fourth quarter 1995 net loss of $9.0 million (which loss included a $3.4 million nonrecurring restructuring charge, net of taxes), to net income of $1.5 million in the first quarter of 1996 and to net income of $2.9 million in the second quarter of 1996. Although the trend has been favorable and the Company continues to pursue the initiatives previously discussed in an effort to continue improvement in the earnings of the Company, the impact of these initiatives on net income cannot be assured.

Financial Condition, Liquidity and Capital Resources

Liquidity. The Company's liquidity position improved significantly during the first six months of 1996 from the fourth quarter of 1995. The improvement was the result of increased earnings, reduced working capital requirements and the availability of additional financing sources.

During May 1996 the Company refinanced its $425.0 million revolving credit facility (Senior Credit Facility) by issuing $150.0 million of 10.875% Senior Subordinated Notes (Notes), increasing its available receivables financing facility to $150.0 million from $75.0 million (Receivables Financing Facility) and entering into a new $225.0 million revolving credit facility (New Senior Credit Facility).

The Notes were issued on May 29, 1996, and mature on June 1, 2006. Interest on the Notes is payable semi-annually on June 1 and December 1. The Notes are redeemable at the Company's option subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all direct and indirect subsidiaries of the Company, other than O&M Funding Corp. (OMF).

During the second quarter, the Company entered into interest rate swap agreements to convert a portion of the fixed interest rates under the Notes to a variable rate. Under the swap agreements, the Company pays the counterparties a variable rate based on the six-month London Interbank Offered Rate (LIBOR) and the counterparties pay the Company a fixed interest rate, ranging from 7.29% to 7.32%. The total notional amount of these interest rate swaps was $100.0 million at June 30, 1996.

The terms of the Receivables Financing Facility are substantially the same as the agreement entered into in December 1995 other than an increase in the available funds to $150.0 million and the extension of the term of the agreement to May 1999. At June 30, 1996 the Company had received $141.0 million under the Receivables Financing Facility.

The New Senior Credit Facility expires in May 2001 with interest based on LIBOR or the Prime Rate. The New Senior Credit Facility limits the amount of indebtedness the Company may incur, requires the Company to maintain certain financial covenants including covenants related to tangible net worth, cash flow coverage, current ratio, leverage ratio and fixed charge coverage ratio and restricts the ability of the Company to materially alter the character of the business through consolidation, merger or purchase or sale of assets.

The Company expects that borrowings under the Notes, the New Senior Credit Facility and proceeds from the Receivables Financing Facility will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. Available financing at June 30, 1996 was approximately $185.0 million.

Working Capital Management. During the first six months of 1996 the Company has made significant improvement in working capital management. Inventory turnover has improved from 8.2 times in the fourth quarter of 1995, to 8.7 times in the first quarter of 1996, to 8.9 times in the second quarter of 1996. This improvement was due to the continued implementation of the Company's client/server-based forecasting system scheduled for completion during the third quarter of 1996 and the limitation of the number of SKUs from multiple manufacturers distributed by the Company. The Company has also reduced accounts receivable days sales outstanding from 40.0 in the fourth quarter of 1995 to
39.4 in the second quarter of 1996. This reduction has been achieved through strengthening the Company's methods of monitoring and enforcing contract payment terms and basing a portion of its sales force incentives on reducing days sales outstanding.

Capital Expenditures. Capital expenditures were approximately $7.1 million in the first six months of 1996, of which approximately $5.8 million were for computer systems, including the continued conversion of certain applications from a mainframe computer system to client/server technology. Approximately 75% of the Company's $25.0 million of capital expenditures planned for 1996 will be for IT. The Company expects to continue to make this level of investment for the foreseeable future. These capital expenditures are expected to be funded through cash flow from operations.

Inflation. Inflation has not had a significant effect on the Company's results of operations or financial condition.

Part II.  Other Information

Item 1. Legal Proceedings

In May 1994, Owens & Minor, Inc. acquired all the outstanding capital stock of Stuart Medical, Inc. (Stuart) through a statutory share exchange. Accordingly, Stuart, as a wholly owned subsidiary of Owens & Minor, Inc., retains all of its pre-acquisition liabilities, subject to Stuart's and Owens & Minor, Inc.'s contractual right of indemnification from the former shareholders of Stuart for certain pre-acquisition liabilities (including liabilities arising from the spinal implant litigation discussed below) and the liability insurance coverage discussed below. Beginning in 1994 and continuing to the present, Stuart has been named as a defendant along with manufacturers, healthcare providers and others in approximately 200 lawsuits, filed in various federal and state courts by multiple plaintiffs, based on alleged injuries attributable to the implantation of internal spinal fixation devices distributed by a specialty products division of Stuart from the early 1980s to December 1992 and prior to Owen & Minor, Inc.'s acquisition of Stuart in 1994. Of the approximately 200 cases naming Stuart, there are approximately 100 plaintiffs implanted with the type of orthopedic screw distributed by Stuart. Most of the cases seek monetary damages in varying amounts. The great majority of these cases allege compensatory and punitive damages in an unspecified amount stated to be in excess of the jurisdictional minimum for the courts in which such cases are filed. A smaller group of cases seek specified damages ranging from $50,000 to $15,000,000. Many of these cases also seek the creation of a fund for medical research, prejudgment and post-judgment interest and costs of suit. Substantially all of these cases have been transferred to, and consolidated for pretrial proceedings in, the Eastern District of Pennsylvania in Philadelphia under the style MDL Docket No. 1014: In re Orthopedic Bone Screw Products Liability Litigation. All such cases are in the preliminary stages. In addition, a motion has been filed to add Stuart and a number of other parties as additional defendants in approximately 10 additional lawsuits involving multiple plaintiffs. Owens & Minor, Inc. believes that Stuart may be named as a defendant in additional similar lawsuits in the future.

Stuart did not manufacture the internal spinal fixation devices. Based upon management's analysis of indemnification agreements between Stuart and the manufacturer involved, Owens & Minor, Inc. believes that Stuart is entitled to indemnification by the manufacturer of the devices with respect to claims alleging defects in the products. The cases described above are being defended by the manufacturer's and Stuart's respective insurance carriers. Owens & Minor, Inc. and Stuart are also contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by Owens & Minor, Inc. or Stuart in connection with the foregoing litigation. Because of the preliminary status of the lawsuits, Owens & Minor, Inc. is unable at this time to determine with certainty whether Stuart may be held liable. In the event Stuart were to be held liable, Owens & Minor, Inc. believes that Stuart's available insurance coverage together with the indemnification rights discussed above are adequate to cover any losses should they occur, and accordingly has created no reserve therefor. Owens & Minor, Inc. is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that the manufacturers and former shareholders will have sufficient financial resources in the future to meet such obligations. Owens & Minor, Inc. believes that, with or without regard to such indemnification or insurance, the likelihood is remote that any liability resulting from such litigation would have a material adverse effect on the Company's financial condition or results of operations.

The Company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Item 2. Changes in Securities

On May 29, 1996, Owens & Minor, Inc. issued $150 million of 10.875% Senior Subordinated Notes. Section 4.06 of the Indenture governing the Notes restricts the Company's ability to make certain payments, including the payment of dividends on Owens & Minor, Inc.'s Common Stock. See Section 4.06 of the Indenture dated as of May 29, 1996 attached as Exhibit 4(a) hereto.

In addition, Section 7.12 of the Company's $225 million revolving credit facility prohibits Owens & Minor, Inc. from paying dividends unless it is in compliance with certain financial covenants and is otherwise not in default either prior to or after giving effect to any such dividend. See Section 7.12 of the Credit Agreement dated as of May 24, 1996 attached as Exhibit 4(b) hereto.

Item 4. Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of Owens & Minor, Inc.'s shareholders at its annual meeting held on April 30, 1996 with the voting results designated below each such matter:

(1) Election of Vernard W. Henley, G. Gilmer Minor, III and R.E Cabell, Jr., as directors of Owens & Minor, Inc. for a three-year term and election of Josiah Bunting, III as a director of Owens & Minor, Inc. for a one-year term.

                                     Votes Against                      Broker
Directors                Votes For    or Withheld     Abstentions     Non-Votes
- ---------               ----------   -------------    -----------     ---------
Vernard W. Henley       33,880,253      139,918            0              0
G. Gilmer Minor, III    33,920,876       99,295            0              0
R. E. Cabell, Jr.       33,879,128      141,043            0              0
Josiah Bunting, III     33,902,542      117,629            0              0

(2) Ratification of the appointment of KPMG Peat Marwick LLP as Owens & Minor, Inc.'s independent auditors.

                               Votes Against                       Broker
            Votes For            or Withheld      Abstentions     Non-Votes
            ----------         -------------      -----------     ---------
            33,908,260             53,132          58,779              0

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    4 (a) Indenture dated as of May 29, 1996 among Owens & Minor, Inc., as
          Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee

    4 (b) Credit Agreement dated as of May 24, 1996 by and among Owens & Minor,
          Inc., certain of its subsidiaries, various banks and lending institutions identified on the signature pages hereto, NationsBank, N.A., as agent, Bank of America National Trust and Savings Association and Crestar Bank, as co-agents, and NationsBank, N.A., as administrative agent

   10 (a) Amended and Restated Purchase and Sale Agreement dated as of May 28,
          1996 among Owens & Minor Medical, Inc., Stuart Medical, Inc., Owens & Minor, Inc. and O&M Funding Corp.

   10 (b) Amended and Restated Receivables Purchase Agreement dated as of May
          28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association

   10 (c) Amended and Restated Parallel Asset Purchase Agreement dated as of May
          28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., the Parallel Purchasers from time to time party hereto and Bank of America National Trust and Savings Association

   27     Financial Data Schedule

   (b)    Reports on Form 8-K

        There were no reports on Form 8-K for the three month period ended June 30, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Owens & Minor, Inc.
                                    (Registrant)

Date    August 9, 1996        /s/ GLENN J. DOZIER
        --------------        -----------------------------------
                                  Glenn J. Dozier
                                  Senior Vice President, Finance,
                                  Chief Financial Officer

Date   August  9, 1996         /s/ ANN GREER RETOR
       ---------------         ----------------------------------
                                   Ann Greer Rector
                                   Vice President, Controller

                                 Exhibit Index

Exhibit #

4 (a) Indenture dated as of May 29, 1996 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee

4 (b) Credit Agreement dated as of May 24, 1996 by and among Owens & Minor, Inc., certain of its subsidiaries, various banks and lending institutions identified on the signature pages hereto, NationsBank, N.A., as agent, Bank of America National Trust and Savings Association and Crestar Bank, as co-agents, and NationsBank, N.A., as administrative agent

10 (a) Amended and Restated Purchase and Sale Agreement dated as of May 28, 1996 among Owens & Minor Medical, Inc., Stuart Medical, Inc., Owens & Minor, Inc. and O&M Funding Corp.

10 (b) Amended and Restated Receivables Purchase Agreement dated as of May 28,
       1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association

10 (c) Amended and Restated Parallel Asset Purchase Agreement dated as of May
       28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., the Parallel Purchasers from time to time party hereto and Bank of America National Trust and Savings Association

27     Financial Data Schedule