Form 10-Q
period 1996-09-30
OWENS & MINOR INC/VA/
filed 1996-11-12
CIK 75252

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                         FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996

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

Registrant's telephone number, including area code (804)747-9794

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

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of October 31, 1996 was 31,905,856 shares.


                     Owens & Minor, Inc. and Subsidiaries
                           Index

Part I.   Financial Information

Consolidated Balance Sheets - September 30, 1996 and
December 31, 1995

Consolidated Statements of Operations - Three Months and
Nine Months Ended September 30, 1996 and 1995

Consolidated Statements of Cash Flows - Nine Months
Ended September 30, 1996 and 1995

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II.  Other Information

Part I.  Financial Information

Item 1.  Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)

                                  September 30,     December 31,
                                  1996              1995
Assets
Current assets
  Cash and cash equivalents       $     655         $     215
  Accounts and notes
    receivable, net                 151,452           265,238
  Merchandise inventories           294,844           326,380
  Other current assets               18,207            32,069
  Total current assets              465,158           623,902
Property and equipment, net          30,952            39,049
Excess of purchase price
 over net assets
 acquired, net                      168,502           171,911
Other assets, net                    29,964            22,941
    Total assets                  $ 694,576         $ 857,803

Liabilities and
 shareholders' equity
Current liabilities
  Current maturities
  of long-term debt               $       -         $   4,055
  Accounts payable                  205,624           241,048
  Accrued payroll and
    related liabilities               6,465             5,534
  Other accrued liabilities          41,188            41,602
  Total current liabilities         253,277           292,239
Long-term debt                      192,689           323,308
Accrued pension and
 retirement plans                     8,398             6,985
  Total liabilities                 454,364           622,532
Shareholders' equity
  Preferred stock, par value
   $100 per share;
   authorized - 10,000 shares
    Series A; Participating Cumulative
      Preferred Stock;
       none issued                        -                 -
    Series B; Cumulative
     Preferred
      Stock; 4.5%, convertible;
      issued - 1,150 shares         115,000            115,000
  Common stock, par value
    $2 per share;
    authorized - 200,000 shares;
       issued - 31,887 at
    September 30, 1996 and
   30,862 at December 31, 1995       63,774             61,724
  Paid-in capital                     4,971              2,144
Retained earnings                    56,467             56,403
    Total shareholders' equity      240,212            235,271
    Total liabilities and
    shareholders  equity         $  694,576           $857,803

     See accompanying notes to consolidated financial
                        statements.

Owens & Minor, Inc. and Subsidiaries
          Consolidated Statements of Operations

(In thousands, except per share data)

                     Three         Three         Nine           Nine
                     Months        Months        Months         Months
                     Ended         Ended         Ended          Ended
                     Sep 30,       Sep 30,       Sep 30,        Sep 30,
                     1996          1995          1996           1995

Net sales            $  744,146    $  739,021    $ 2,265,396    $2,229,834
Cost of goods sold      669,660       679,655      2,042,220     2,027,059
Gross margin             74,486        59,366        223,176       202,775

Selling, general and
 administrative
 expenses                57,709        57,229        177,223       164,864
Depreciation and
  amortization            4,016         3,833         12,017        11,062
Interest expense, net     4,283         7,128         15,057        18,249
Discount on accounts
 receivable
 securitization           1,889             -          4,484             -
Nonrecurring
 restructuring
 expenses                     -         4,656              -        11,431
Total expenses           67,897        72,846         208,781      205,606

Income (loss) before
 income taxes             6,589       (13,480)         14,395       (2,831)
Income tax provision
 (benefit)                2,839        (4,879)          6,195         (531)


Net income (loss)         3,750        (8,601)          8,200       (2,300)

Dividends on preferred
 stock                    1,293         1,293           3,881        3,881

Net income (loss)
attributable to common
stock                  $  2,457      $ (9,894)       $  4,319      $(6,181)


Net income (loss)
 per common share      $    .08      $   (.32)       $    .14       $ (.20)


Cash dividends per
 common share          $   .045      $   .045        $   .135       $  .135


Weighted average
 common shares and
 common share
 equivalents             31,980        30,839          31,700       30,804


     See accompanying notes to consolidated financial
                       statements.


           Owens & Minor, Inc. and Subsidiaries
          Consolidated Statements of Cash Flows


(In thousands)

                                             Nine          Nine
                                             Months        Months
                                             Ended         Ended
                                             Sep 30,       Sep 30,
                                             1996          1995

Operating Activities
Net income (loss)                            $   8,200     $   (2,300)
Adjustments to reconcile net income
 (loss) to cash provided by (used for)
 operating activities
 Depreciation and amortization                  12,017         11,062
  Provision for losses on accounts
   and notes receivable                            787            476
  Provision for LIFO reserve                     1,551          2,912
  Change in operating assets
    and liabilities
   Accounts and notes receivable               112,999        (35,254)
   Merchandise inventories                      29,985        (15,201)
   Accounts payable                            (12,953)       (14,464)
  Net change in other current assets
   and current liabilities                      15,854        (18,732)
  Other, net                                    (2,204)          (802)
Cash provided by (used for)
 operating activities                          166,236        (72,303)

Investing Activities
Additions to property and equipment             (4,553)        (9,890)
Additions to computer software                  (5,397)        (5,721)
Proceeds from sale of property and equipment     5,372            105
Cash used for investing activities              (4,578)       (15,506)

Financing Activities
Additions to long-term debt                    150,000        122,435
Reductions of long-term debt                  (282,122)          (180)
Other short-term financing, net                (22,471)       (27,038)
Cash dividends paid                             (8,136)        (8,044)
Exercise of stock options                        1,511            344
Cash provided by (used for) financing
 activities                                   (161,218)        87,517

Net increase (decrease) in cash
 and cash equivalents                              440           (292)
Cash and cash equivalents at
  beginning of year                                215            513
Cash and cash equivalents at end of period   $     655        $   221

See accompanying notes to consolidated financial statements.


            Owens & Minor, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements


1.    Accounting Policies

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company) as of September 30, 1996 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1996 and 1995.

2.    Interim Results of Operations

  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.    Interim Gross Margin Reporting

  In general, the Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers. Reported results of operations for the three and nine month periods ended September 30, 1996 and 1995 reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

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

  To manage the interest rate exposure of the Notes, the Company entered into interest rate swap agreements with terms of 10 years during the second quarter of 1996.
  Under the interest rate swap agreements, the Company pays the counterparties a variable rate based on the six-month London Interbank Offered Rate (LIBOR) and the counterparties pay the Company a fixed interest rate, ranging from 7.29% to 7.32%. The total notional amount of the interest rate swaps was $100 million at September 30, 1996. The Company is exposed to certain losses in the event of nonperformance by the counterparties to these agreements. However, the Company's exposure is not material and nonperformance is not anticipated.

  The terms of the Receivables Financing Facility are substantially the same as the agreement entered into in December 1995 other than an increase in the available funds to $150 million and the extension of the term of the agreement from December 1996 to May 1999. At September 30, 1996 the Company had received approximately $133 million under the Receivables Financing Facility.

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

(In thousands)
As of and for the
nine months ended
September 30, 1996

              Owens
              & Minor,     Guarantor
              Inc.         Subsidiaries OMF         Eliminations Consolidated

Current
 assets      $ 191,572     $  446,930   $  53,892   $(227,236)   $  465,158
Noncurrent
 assets        306,791        237,486           -    (314,859)      229,418
Total
 assets      $ 498,363     $  684,416    $  53,892  $(542,095)   $  694,576

Current
liabilities   $  6,261     $  436,425    $  38,451  $(227,860)    $ 253,277
Noncurrent
 liabilities   181,900         19,187            -          -       201,087
Shareholders'
 equity        310,202        228,804       15,441   (314,235)      240,212
Total
 liabilities
 and
shareholders'
 equity      $ 498,363     $  684,416    $  53,892   $(542,095)    $694,576

Net sales    $  18,014     $2,265,396    $   7,911   $ (25,925)    $2,265,396
Expenses        17,937      2,258,732        7,076     (26,549)     2,257,196
Net income   $      77     $    6,664    $     835   $     624     $    8,200



Item 2.
           Owens & Minor, Inc. and Subsidiaries
    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Results of Operations
Third quarter and first nine months of 1996 compared with
1995

Net sales. Net sales increased 0.7% to $744.1 million in the third quarter of 1996 from $739.0 million in the third quarter of 1995. Net sales increased 1.6% to $2.27 billion in the first nine months of 1996 from $2.23 billion in the first nine months of 1995. The Company's moderate sales growth, which had been anticipated, has been primarily a result of the price increases instituted in December 1995 and the first quarter of 1996 and changes in management focus. Sales growth is expected to be moderate for the remainder of 1996 as the Company continues to focus on the profitability of existing business and obtaining new business that meets established profitability requirements.

Gross margin. Gross margin as a percentage of net sales increased to 10.0% in the third quarter of 1996 from 8.0% in the third quarter of 1995, and from 8.7% in the fourth quarter of 1995. Gross margin as a percentage of net sales increased to 9.9% in the first nine months of 1996 from 9.1% in the first nine months of 1995. The increase has been a result of several initiatives. As discussed above, the Company implemented price increases for the services it provides in December 1995 and the first quarter of 1996. Additionally, the Company has and continues to implement other gross margin enhancement programs. These enhancement programs include: utilizing an activity-based cost system that charges incremental fees for additional distribution and enhanced inventory management services, implementing supplier partnerships that will increase margin opportunities for the Company, the supplier and the customer and continuing to improve the Company's utilization of technology which will continue to reduce the cost of the order fulfillment cycle. The third quarter of 1995 included inventory and sales credit reserve adjustments of approximately $3.2 million. There can be no assurance that the Company's pricing methods and the other gross margin enhancement programs will produce increases in net sales or gross margin as a percentage of net sales in future periods.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.8% in the third quarter of 1996 from 7.7% in the third quarter of 1995 and increased to 7.8% in the first nine months of 1996 from 7.4% in the first nine months of 1995, but declined from 8.2% in the fourth quarter of 1995. The increase in SG&A expenses as a percentage of net sales as compared to the third quarter and first nine months of 1995 was primarily a result of increased personnel costs incurred in connection with new contracts providing for enhanced service levels and services not previously provided by the Company, system conversions, opening or expanding 11 distribution centers in the second half of 1995 and reconfiguring warehouse systems.

During the third quarter of 1996, SG&A expenses decreased $3.3 million from 8.2% of net sales in the fourth quarter of 1995 to 7.8% in the third quarter of 1996. The SG&A expense decline was a result of many cost saving initiatives, primarily the reduction of over 400 full time equivalent employees since March 31, 1996 due to reduced overtime and temporary help. Also, the more cost effective utilization of the Company's mainframe computer system lowered SG&A expenses. The reduction in these costs has been achieved through the completion of 22 warehouse reconfigurations in 1995, the implementation of improved inventory management systems in a majority of its facilities and the refocus on functional best practices within the Company. Additionally, the implementation of the Company's restructuring plan to further reduce distribution center costs through the closure of two and the downsizing of five distribution centers (which resulted in $3.5 million of the Company's nonrecurring restructuring charges in the fourth quarter of 1995) has contributed to the reduction of SG&A expenses. The Company will continue to focus on these programs through 1996 and in future periods. Although the Company expects these initiatives to continue to reduce SG&A expenses, their impact cannot be assured.

Depreciation and amortization. Depreciation and amortization increased by 4.8% in the third quarter of 1996 compared to the third quarter of 1995 and increased by 8.6% in the first nine months of 1996 compared to the first nine months of 1995. This increase was due primarily to the Company's continued investment in improved Information Technology (IT). The Company anticipates similar increases in depreciation and amortization for the remainder of 1996 associated with additional capital investment in IT.

Interest expense, net and discount on accounts receivable securitization (Financing Costs). Financing Costs, net of finance charge income of $1.1 million and $1.0 million in the third quarter of 1996 and 1995, respectively, decreased from $7.1 million in the third quarter of 1995 to $6.2 million in the third quarter of 1996. The third quarter decline in Financing Costs has been a result of the Company's ability to reduce working capital requirements by substantially completing the implementation of its client/server-based forecasting system and strengthening its accounts receivable collection procedures. Due to this reduction in working capital requirements, the Company has reduced outstanding financing by approximately $57.0 million since March 31, 1996. Financing Costs, net of finance charge income of $3.5 million and $2.7 million in the first nine months of 1996 and 1995, respectively, increased from $18.2 million in the first nine months of 1995 to $19.5 million in the first nine months of 1996 primarily due to higher borrowing levels. The nine month increase in Financing Costs was due to an increase in working capital requirements arising from the Company's system conversions and distribution center changes in the second half of 1995.

Management has taken action to reduce Financing Costs further by improving financing rates (as discussed below in the liquidity section, the Company completed its refinancing plan during the second quarter of 1996) and continuing to reduce working capital requirements through the increased utilization of the Company's new inventory forecasting system, product standardization and the strengthening of its methods of monitoring and enforcing contract payment terms.

Income taxes. The Company had an income tax provision of $6.2 million in the first nine months of 1996 (representing an effective tax rate of 43.0%) compared with an income tax benefit of $0.5 million in the first nine months of 1995.

Net income. Net income increased $12.4 million in the third quarter of 1996 compared to the third quarter of 1995. Net income increased $10.5 million in the first nine months of 1996 compared to the first nine months of 1995. Excluding nonrecurring restructuring expenses net of taxes, net income increased $9.6 million in the third quarter of 1996 compared to the third quarter of 1995 and increased $3.6 million in the first nine months of 1996 compared to the first nine months of 1995. The increase is due to the impact of the initiatives previously discussed to improve the earnings of the Company. Although the trend has been favorable and the Company continues to pursue these initiatives, the impact on net income cannot be assured.


Financial Condition, Liquidity and Capital Resources

Liquidity. The Company's liquidity position improved significantly during the first nine months of 1996 from the fourth quarter of 1995. The improvement was the result of increased earnings, reduced working capital requirements and the completion of the Company's refinancing plan in the second quarter of 1996.

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

During the second quarter, the Company entered into interest rate swap agreements to convert a portion of the fixed interest rates under the Notes to a variable rate. Under the swap agreements, the Company pays the counterparties a variable rate based on the six-month London Interbank Offered Rate (LIBOR) and the counterparties pay the Company a fixed interest rate, ranging from 7.29% to 7.32%. The total notional amount of these interest rate swaps was $100.0 million at September 30, 1996.

The terms of the Receivables Financing Facility are substantially the same as the agreement entered into in December 1995 other than an increase in the available funds to $150.0 million and the extension of the term of the agreement to May 1999. At September 30, 1996 the Company had received $132.9 million under the Receivables Financing Facility.

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

The Company expects that borrowings under the Notes, the New Senior Credit Facility and proceeds from the Receivables Financing Facility will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. Available financing at September 30, 1996 was approximately $193.1 million.

Working Capital Management. During the first nine months of 1996 the Company has made significant improvement in working capital management. Inventory turnover has improved from 8.2 times in the fourth quarter of 1995 to 9.0 times in the third quarter of 1996. This improvement was due to the implementation of the Company's client/server-based forecasting system which was substantially completed by the third quarter of 1996 and the reduction of the number of SKUs from multiple manufacturers distributed by the Company. The Company has also reduced accounts receivable days sales outstanding from 40.0 in the fourth quarter of 1995 to 36.7 in the third quarter of 1996. This reduction has been achieved through strengthening the Company's methods of monitoring and enforcing contract payment terms and basing a portion of its sales force incentives on reducing days sales outstanding.

Capital Expenditures. Capital expenditures were approximately $10.0 million in the first nine months of 1996, of which approximately $8.0 million were for computer systems, including the continued conversion of certain applications from a mainframe computer system to client/server technology. The Company expects to continue to make this level of investment for the foreseeable future. These capital expenditures are expected to be funded through cash flow from operations.

Inflation. Inflation has not had a significant effect on the Company's results of operations or financial condition.


Part II.  Other Information

Item 1. Legal Proceedings

In May 1994, Owens & Minor, Inc. (the Company) acquired all the outstanding capital stock of Stuart Medical Inc. (Stuart) through a statutory share exchange. Accordingly, Stuart, as a wholly-owned subsidiary of Owens & Minor, Inc., retains all of its pre-acquisition liabilities subject to Stuart's and Owens & Minor's contractual rights of indemnification from the former shareholders of Stuart for certain pre-acquisition liabilities (including liabilities arising from the spinal implant litigation discussed below) and the liability insurance discussed below.

Beginning in 1994 and continuing to the present, Stuart has been named as a defendant along with product manufacturers, healthcare providers and others in approximately 200 lawsuits, filed in various federal and state courts by multiple plaintiffs with claims for approximately 380 different plaintiffs. These suits allege liability for injuries allegedly attributable to the implantation of internal spinal fixation devices distributed by a specialty products division of Stuart from the early 1980s through December 1992 and prior to Owens & Minor's acquisition of Stuart in 1994. Not all of the plaintiffs suing Stuart were implanted with the type of orthopedic device distributed by Stuart; approximately 70% or more of the plaintiffs are implanted with different manufacturers' devices, distributed by other companies. Most of the cases seek monetary damages in varying amounts. The great majority of these cases allege compensatory and punitive damages in an unspecified amount stated to be in excess of the jurisdictional minimum for the courts in which such cases are filed. A smaller group of cases seek damages ranging from $50,000 to $15,000,000. Many of these cases also seek the creation of a fund for medical research, medical monitoring, prejudgment and post-judgment interest and costs of suit. A significant number of these cases have been transferred to, and consolidated for pretrial proceedings, in the Eastern District of Pennsylvania in Philadelphia under the style MDL Docket No. 1014: In re Orthopedic Bone Screw Products Liability Litigation.
Although the number of lawsuits filed has been generally stagnant over the last quarter, the Company believes that Stuart may be named as a defendant in additional similar lawsuits in the future as statutes of limitations approach expiration.

Stuart did not manufacture the internal spinal fixation devices. Based upon management's analysis of indemnification agreements between Stuart and the manufacturer involved, the Company believes that Stuart is entitled to indemnification by the manufacturer of the devices with respect to certain of the claims in the litigation. The cases described above are being defended by the manufacturer's and Stuart's respective insurance carriers.

Owens & Minor, Inc. and Stuart are also contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by Owens & Minor, Inc. or Stuart in connection with the foregoing litigation. Because of the preliminary status of the lawsuits, the Company is unable at this time to determine with certainty whether Stuart may be held liable.

The Company believes that Stuart's available insurance coverage together with the indemnification rights discussed above are adequate to cover any losses should they occur, and accordingly has created no reserve therefor. The Company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that the manufacturers and former shareholders will have sufficient financial resources in the future to meet such obligations. The Company believes that, with or without regard to such indemnification or insurance, the likelihood is remote that any liability resulting from the orthopedic bone screw litigation would have a material adverse effect on the Company's financial condition or results of operations.

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


Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits
     10 (e)    First Amendment to Owens & Minor, Inc.
     Supplemental Executive Retirement Plan,
         effective July 30, 1996.

  (b)  Reports on Form 8-K
     The company filed a Current Report on Form 8-K dated
     August 28, 1996, Items 5 and 7, with respect to the issuance of a press release relating to certain management changes, including the resignation and replacement of Owens and Minor, Inc.'s chief financial officer.



                         SIGNATURES


  Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Owens & Minor, Inc.
                              (Registrant)


Date November 12, 1996         /s/ Ann Greer Rector

                               Ann Greer Rector
                               Senior Vice President,
                               Chief Financial Officer



Exhibit Index

Exhibit #

  10 (e) First Amendment to Owens & Minor, Inc. Supplemental
         Executive Retirement Plan,
        effective July 30, 1996.