Form 10-K405
period 1996-12-31
OWENS & MINOR INC/VA/
filed 1997-03-28
CIK 75252

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition  period from __________ to __________

                                         1-9810
Commission File Number -------------------------------------------------------



                              OWENS & MINOR, INC.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Virginia                                    54-01701843
----------------------------------------   -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


4800 Cox Road, Glen Allen, Virginia         23060
----------------------------------------   ------------------------------------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (804) 747-9794
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                      which registered
Common Stock, $2 par value                             New York Stock Exchange
--------------------------                             -----------------------
Preferred Stock Purchase Rights                        New York Stock Exchange
-------------------------------                        -----------------------
10 7/8% Senior Subordinated Notes due 2006             New York Stock Exchange
------------------------------------------             -----------------------

Securities registered pursuant to Section 12(g) of the Act:
None
------------------------------------------------------------------------------
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $289,700,000 as of March 4, 1997. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

    The number of shares of the Company's Common Stock outstanding as of March 4, 1997 was 31,912,718 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Owens & Minor, Inc. Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") are incorporated by reference into Part II of this Form 10-K and portions of the Owens & Minor, Inc. definitive Proxy Statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") are incorporated by reference into Part III of this Form 10-K. With the exception of the specific information referred to in Items 5, 6, 7 and 8 hereof with respect to the 1996 Annual Report and Items 10, 11, 12 and 13 hereof with respect to the 1997 Proxy Statement, the 1996 Annual Report and the 1997 Proxy Statement are not deemed to be filed as a part of this report.

                                TABLE OF CONTENTS
                                       and
                              CROSS REFERENCE SHEET

                                                                        Page Number(s)
                                                           --------------------------------------
                                                           Form            Annual         Proxy
                                                           10-K            Report        Statement
                                                          -------         --------      -----------
PART I

      Item 1      Business                                    2-9
      Item 2      Properties                                   10
      Item 3      Legal Proceedings                         10-12
      Item 4      Submission of Matters to a
                    Vote of Security Holders                   12

PART II

*     Item 5      Market for Registrant's Common
                    Equity and Related Stockholder
                    Matters                                    16              35
*     Item 6      Selected Financial Data                      16           12-13
*     Item 7      Management's Discussion and
                    Analysis of Financial
                    Condition and Results
                    of Operations                              16           14-17
 *    Item 8      Financial Statements and
                    Supplementary Data                         16           18-33
      Item 9      Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                   16

PART III

 **   Item 10     Directors and Executive Officers             17                             2-6
                     of the Registrant
 **   Item 11     Executive Compensation                       17                           14-19
 **   Item 12     Security Ownership of Certain                17                             8-9
                    Beneficial Owners and
                    Management
 **   Item 13     Certain Relationships and                    17                            9-10
                    Related Transactions
PART IV

      Item 14     Exhibits, Financial Statement             18-22
                    Schedules, and Reports on
                    Form 8-K

* Information related to this item is hereby incorporated by reference to the 1996 Annual Report.
** Information related to this item is hereby incorporated by reference to the 1997 Proxy Statement.





                               OWENS & MINOR, INC.

                                    PART I

Item 1.  Business

Company Overview

Owens & Minor, Inc. (the "Company" or "O&M") is one of the two largest distributors of medical/surgical supplies in the United States. The Company distributes approximately 250,000 finished medical/surgical products produced by approximately 3,000 manufacturers to over 4,000 customers from 46 distribution centers nationwide. The Company's customers are primarily hospitals and also include alternate care facilities such as clinics, nursing homes, physicians' offices, surgicenters and home healthcare. The majority of the Company's sales consists of disposable products, including dressings, endoscopic products, intravenous products, latex gloves, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products. The Company was incorporated in Virginia on December 7, 1926 as a successor to a partnership founded in Richmond, Virginia in 1882.

The Company has significantly expanded its national presence over the last five years. This expansion resulted from both internal growth and acquisitions, including the May 1994 acquisition of Stuart Medical, Inc. ("Stuart"), then the third largest distributor of medical/surgical supplies in the United States with 1993 net sales of approximately $890.5 million. Since 1991, the Company has grown from 27 medical distribution centers serving 37 states to 46 distribution centers serving 50 states currently.

The Company is committed to providing its customers and suppliers with the highest quality and most cost effective distribution system for the delivery of medical/surgical supplies and services. To meet this commitment, the Company has implemented the following strategy: (i) maintain market leadership and leverage the benefits of its national distribution capabilities; (ii) continue to provide its customers with cost containment solutions to their inventory management needs; (iii) maintain the highest quality of service; and (iv) enhance relationships with major medical/surgical supply manufacturers.

Industry Overview

Distributors of medical/surgical supplies provide a wide variety of disposable medical and surgical products to healthcare providers, including hospitals, integrated healthcare systems ("IHSs") and alternate care providers. In recent years, the medical/surgical supply distribution industry has grown due to the rising consumption of medical supplies and the increasing reliance by manufacturers and customers on distributors. The increase in consumption has been the result of an aging population, new healthcare procedures and new healthcare products. The increasing reliance is driven by customers seeking to take advantage of cost savings achievable through the use of distributors. The healthcare industry has also been characterized by the consolidation of healthcare providers into larger and more sophisticated entities that are increasingly seeking lower delivered product costs and incremental services through a broad distribution network capable of supplying their inventory management needs. Additionally, these large healthcare providers are gradually shifting the utilization of medical/surgical supplies from the acute care setting to the alternate care setting. This trend allows the providers to reduce their overall cost, but changes their inventory management needs from a large single location (hospital) to several smaller locations (surgicenters). The economies of scale that a distributor can generate by servicing a number of facilities should allow it to meet these needs at a lower cost than an individual healthcare provider or manufacturer.

The traditional role of a distributor involves warehousing and delivering medical/surgical supplies to a customer's loading dock. Increasingly, distributors have assumed the additional roles of asset managers and information managers. Larger distributors are offering a wide array of customized asset management services, including enhanced inventory management services that provide a continuous inventory replenishment process ("CRP"), asset management consulting and stockless and just-in-time inventory programs. In addition, as the ability of medical/surgical supply distributors to manage information becomes an increasingly important factor, the larger, national distributors will have a distinct advantage. The quality of information generated by a national distributor, in terms of its ability to discern utilization patterns across a broad spectrum of products, customers and locations, will be more useful to both manufacturers and customers than that of smaller distributors.

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

Because the combined purchasing volumes of their member institutions are very large, Networks and GPOs have the buying power to negotiate price discounts for the most commonly used medical/surgical products and logistical services.
Accordingly, O&M believes that successful relationships with Networks and GPOs are central to the Company's ability to maintain market share. Sales to the Company's top five Network or GPO customers represented approximately 60% of its net sales in 1996.



Networks and GPOs do not issue purchase orders or collect funds on behalf of their members and they cannot ensure that members will purchase their supplies from a given vendor. However, the buying power of Networks and GPOs is such that they are able to negotiate price discounts without having to guarantee minimum purchasing volumes. Members may belong to more than one Network or GPO, and they are also free to negotiate directly with distributors and manufacturers. As a result, healthcare providers often select the best pricing and other benefits from among those offered through several Networks and GPOs. Most Networks and GPOs do not compel members to use O&M when it is the Network's or the GPO's primary distributor, O&M believes that, in such circumstances, the incentives for Network or GPO members to buy supplies through the Network's or GPO's contract with the Company are strong, and that these contracts yield significant sales volumes. The Company plans to continue to maintain and strengthen its relationships with selected Networks and GPOs as a means of securing its leading market position. Since 1985, the Company has been a distributor for VHA Inc., the nation's second largest network for not-for-profit hospitals, representing over 1,400 healthcare organizations. Net sales to member hospitals of VHA Inc.
represented approximately 41% of the Company's net sales in 1996.

Integrated Healthcare Systems. An IHS is an organization which is composed of several healthcare facilities that jointly offer a variety of healthcare services in a given market. These providers may be individual not-for-profit or investor-owned entities that are joined by a formal business arrangement, or they may all be part of the same legal entity. An IHS is distinguished by the fact that it is typically a network of different types of healthcare providers that are strategically located within a defined service area, and seek to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. Although an IHS may include alternate care facilities, hospitals usually are the key component of any IHS.

O&M believes that IHSs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital, O&M's traditional customer, as a key component of their organizations. Individual healthcare providers within a multiple-entity IHS may be able to contract individually for distribution services; however, O&M believes that the providers' shared economic interests create strong incentives for participation in distribution contracts which are established at the system level. Additionally, single-entity IHSs are usually committed to using the primary distributor designated at the corporate level because they are all part of the same legal entity. Because IHSs frequently rely on cost containment as a competitive advantage, IHSs have become an important source of demand for O&M's enhanced inventory management and other value-added services.

In February 1994, the Company was selected by Columbia/HCA Healthcare
Corporation ("Columbia"), an investor-owned system of hospitals and alternate care facilities, as its primary distributor of medical/surgical supplies.
Pursuant to its agreement with Columbia, the Company provides distribution and other inventory management services to Columbia hospitals and other healthcare facilities. Columbia is the Company's largest customer owning over 350 hospitals and IHSs throughout the United States. Net sales to Columbia represented approximately 11% of the Company's net sales in 1996.


Individual Providers. In addition to contracting with healthcare providers at the IHS level and indirectly through Networks and GPOs, O&M contracts directly with healthcare providers. In 1996, hospitals represented over 90% of the Company's net sales. Not-for-profit hospitals represented a majority of these facilities. With the gradual shift of medical/surgical supply usage from the hospital to alternate sites, the Company has also targeted clinics, nursing homes, physician offices and surgicenters to increase its market leadership.
Sales to such alternate site customers comprised the balance of the Company's net sales in 1996.

Contracts and Pricing

Industry practice is for healthcare providers to negotiate product pricing directly with manufacturers and then negotiate distribution pricing terms with distributors. Contracts in the medical/surgical supply distribution industry set forth the price at which products will be distributed, but generally do not require minimum volume purchases by customers and are terminable by the customer upon short notice. Accordingly, most of the Company's contracts with customers do not guarantee minimum sales volumes.

The majority of the Company's contracts compensate the Company on a fixed cost-plus percentage basis under which a negotiated percentage distributor fee is added to the product cost agreed to by the customer and the manufacturer. The
Company also sells products on a variable cost-plus percentage basis that varies according to the services rendered, the dollar volume of purchases and the percentage of the institution's total purchase volume that is directed to the Company. Under this type of pricing, as the Company's sales to an institution grow, the cost-plus pricing charged to such customer decreases. Additionally, the Company has contracts that charge incremental fees for additional distribution and enhanced inventory management services, such as frequent deliveries and distribution of products in small units of measure. Although the Company's marketing and sales personnel based in the distribution centers negotiate local contracts and pricing levels with customers, management has established minimum pricing levels and a contract review process.

Services

The Company's core competency is the timely and accurate delivery of bulk medical/surgical supplies at a low cost. In addition to these core distribution services, the Company offers flexible delivery alternatives supported by inventory management services to meet the varying needs of its customers.

The Company's information technology ("IT") systems enable the Company to offer its customers the following services to minimize their inventory holding requirements:

    o PANDAC(R). Since 1968, the Company has offered the PANDAC(R) wound closure management system that provides customers with an accurate evaluation of their current wound closure inventories and usage levels in order to reduce costs for wound closure products. The Company guarantees that PANDAC(R) will generate a minimum of 5% savings in total wound closure inventory expenditures during its first year of use.



    o CostTrack(SM). CostTrack(SM)is an activity-based management program utilized to price value-added services accurately. By identifying costs associated with activities, CostTrack(SM) enables customers to select the most cost-effective services.

    o     TracePak(TM). The Company, in partnership with DeRoyal Industries,
          Inc., packages medical/surgical supplies under the TracePak(TM) name for use by healthcare providers for specific medical/surgical procedures. TracePak(TM) reduces the time spent by healthcare personnel assembling medical/surgical supplies for such procedures.

    o     Pallet Architecture Location System. The Pallet Architecture Location
          System provides a customized approach to the delivery of products by expediting the "put-away" functions at customer's stockrooms.

Information Technology

The Company believes IT is the most effective method to reduce costs and provide incremental services. In addition to the IT based customer services previously discussed, the Company continually invests in improved technology, such as Electronic Data Interchange (EDI) and client/server technology, to further increase operational efficiencies throughout the distribution process.

EDI is an integral part of the Company's IT and business strategy. EDI includes computer-to-computer electronic data interchange for business transactions, such as purchasing, invoicing, funds transfer and contract pricing. The Company has been successful in implementing several EDI transaction sets. A few examples are: customer purchase orders (over 83% of all items ordered from the Company are ordered through EDI), customer invoices, customer payments, vendor purchase orders and vendor invoices. The Company anticipates implementing cash application, contract notification and vendor payments in 1997. With each EDI implementation, the Company is able to reduce its operating costs by reducing the manual effort involved in a process.

Currently the majority of the Company's computing needs are met by traditional mainframe-based software applications. However, the Company's IT strategic plan is to migrate to a distributed computing environment employing client/server technology when cost beneficial. The Company believes client/server technology will allow more flexibility and cost savings than the mainframe. To better focus on its client/server initiative and facilitate business growth, the Company has outsourced data center support for its mainframe-based heritage systems. A new inventory forecasting system implemented during 1996 is the Company's first client/server application.

Another benefit of the Company's commitment to IT is its increased capability to provide increased, more timely and more accurate, information to its employees, customers and suppliers. This information allows the recipients to make cost saving decisions related to product utilization and process costs. The value of this information continues to grow as healthcare providers, suppliers and distributors continually look for ways to reduce costs.



Sales and Marketing

The Company's sales and marketing force is organized on a decentralized basis in order to provide individualized services to customers by giving the local sales force at each distribution center the discretion to respond to customers' needs quickly and efficiently. The sales and marketing force, which is divided into three tiers, consists of approximately 300 locally based sales personnel. In order to ensure that all of the Company's customers receive high levels of customer service, each tier of the sales force is dedicated to specific functions, including: developing relationships with large hospitals, IHS customers and alternate site customers; targeting increased penetration of existing accounts; and providing daily support services. Corporate personnel and IT employees work closely with the local sales force to support the marketing of O&M's inventory management capabilities and the strengthening of customer relationships.

All sales and marketing personnel receive performance based compensation aligned with customer satisfaction and O&M's expectations. In addition, the Company, with the support of its suppliers, emphasizes quality and IT in comprehensive training programs for its sales and marketing force to sharpen customer service skills. In order to respond rapidly to their customers' needs, all marketing and sales personnel are equipped with laptop computers that provide access to (i) order, inventory and payment status, (ii) customized reporting and data analysis and (iii) computer programs, such as CostTrack(SM) and PANDAC(R).

Suppliers

The Company is the only national distributor that does not manufacture or sell products under its own label, and believes that this independence has enabled it to develop strong and mutually beneficial relationships with its suppliers. The
Company believes that its size, strong, long-standing relationships and independence enable it to obtain attractive terms and incentives from manufacturers. These terms and incentives contribute significantly to the Company's gross margin.

The Company has long-standing relationships with virtually all major manufacturers of medical/surgical supplies. Approximately 19% of the Company's net sales in 1996 were sales of Johnson & Johnson Hospital Services, Inc.
products.

Asset Management

Inventory

Due to the Company's significant investment in inventory to meet the rapid delivery requirements of its customers, efficient asset management is essential to the Company's profitability. O&M maintains inventories of approximately
250,000 finished medical/surgical products produced by approximately 3,000 manufacturers. The significant and ongoing healthcare product and procedural changes challenge distributors and healthcare providers to create more efficient inventory management systems.



The Company has responded to these ongoing changes by improving warehousing techniques, including the use of radio-frequency hand-held computers and bar-coded labels that identify location, routing and inventory picking and replacement, which allow the Company to monitor inventory throughout its distribution systems. The Company has implemented additional programs to manage inventory including a client/server based inventory forecasting system, warehouse slotting and reconfiguration techniques, CRP and FOCUS (Focus on Consolidation Utilization and Standardization). The forecasting system uses historical information for the three prior years to predict the future demand for particular items thereby reducing the cost of carrying unnecessary inventory and increasing inventory turnover. CRP, which utilizes computer-to-computer interfaces, allows manufacturers to monitor daily sales and inventory levels so that they can automatically and accurately replenish the Company's inventory.
The FOCUS program is the Company's product standardization and consolidation initiative. By moving market share to its most efficient suppliers, the Company reduces operational costs for its customer, its suppliers and itself. To qualify as a FOCUS partner, the Company requires participating manufacturers to satisfy minimum requirements, such as automated purchasing, exceeding minimum fill rates and offering a flexible returned goods policy. O&M believes the increased efficiency resulting from the FOCUS program will reduce operating expenses.

Accounts Receivable

The Company's average days sales outstanding have been significantly less than the industry average as determined by the National Health Care Credit Group. The
Company actively manages its accounts receivable to minimize credit risk and does not believe that credit risk associated with accounts receivable poses a risk to its results from operations.

Distribution

The Company employs a decentralized approach to sales and customer service, operating 46 distribution centers throughout the United States. The Company's distribution centers currently provide products and services to customers in 50 states and the District of Columbia. The range of products and customer and administrative services provided by a particular distribution facility are determined by the characteristics of the market it serves. Most distribution centers are managed as separate profit centers. Most functions, including purchasing, customer service, warehousing, sales, delivery and basic financial tasks, are conducted at the distribution center and are supported by corporate personnel. The Company believes that the decentralized nature of its distribution system provides customers with flexible and individualized service and contributes to overall cost reductions.

The Company delivers most medical/surgical supplies with a leased fleet of trucks. Parcel services are used to transport all other medical/surgical supplies. Distribution centers generally service hospitals and other customers within a 100 to 150 mile radius. The frequency of deliveries from distribution centers to principal accounts varies by customer account.




Competition

The medical/surgical supply distribution industry in the United States is highly competitive and consists of (i) three major, nationwide distributors, the Company, Allegiance Corporation, a recent spin-off of Baxter International Inc., and McKesson Corp., which recently acquired General Medical Corporation, (ii) a few smaller, nationwide distributors and (iii) a number of regional and local distributors. Competition within the medical/surgical supply distribution industry exists with respect to total delivered product cost, product availability, the ability to fill and invoice accurately, delivery time, efficient computer communication capabilities, services provided, breadth of product line and the ability to meet special requirements of customers.

The Company believes its decentralized approach to distribution offers it a unique competitive advantage. Not only can the Company compete with large national distributors with its economies of scale, but with its decentralized distribution process, the Company offers a higher level of customer service by being located near the customer thus allowing the Company to effectively compete with the smaller local distributors.

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of the Company's distribution centers is licensed to distribute medical/surgical supply products as well as certain pharmaceutical and related products. The Company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Drug Enforcement
Agency, the Occupational Safety and Health Administration, state boards of pharmacy and, in certain areas, state boards of health. The Company believes that it is in material compliance with all statutes and regulations applicable to distributors of medical/surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

The current government focus on healthcare reform and the escalating cost of medical care has increased pressures on all participants in the healthcare industry to reduce the costs of products and services. The Company does not believe that the continuation of these trends will have a significant effect on the Company's results of operations or financial condition.

Employees

As of December 31, 1996, the Company employed approximately 3,000 full and approximately 100 part-time employees. Approximately 40 employees are currently covered by a collective bargaining agreement at one of the Company's distribution centers. The Company believes that its relations with its employees are good.

O&M believes that on-going employee training is critical to employee performance. The Company emphasizes quality and technology in training programs designed to increase employee efficiency by sharpening overall customer service skills and by focusing on functional best practices.


Item 2.      Properties

The corporate headquarters of the Company is located in western Henrico County, a suburb of Richmond, Virginia, in leased facilities. The Company owns two undeveloped parcels of land which are adjacent to the Company's corporate headquarters. In 1996, the Company sold its Greensburg, Pennsylvania and Youngstown, Ohio facilities.

The Company has leased back the Greensburg facility for a ten year period.

The Company leases offices and warehouses for its 46 distribution centers in 43 cities throughout the United States. In 1997, new facilities are planned for Los
Angeles and Cleveland. Expansions are planned for three more facilities.

O&M continuously reevaluates the efficiency of its distribution system. O&M believes that its facilities are adequate to carry on its business as currently conducted. All of the Company's distribution centers are leased from unaffiliated third parties. A number of the leases relating to the above properties are scheduled to terminate within the next several years. The Company believes that, if necessary, it could find facilities to replace such leased premises without suffering a material adverse effect on its business.

Item 3.      Legal Proceedings

As of March 3, 1997, Stuart had been named as a defendant along with product manufacturers, distributors, healthcare providers, trade associations and others in approximately 280 lawsuits, filed in various federal and state courts (the
"Cases"). The Cases represent the claims of approximately 400 plaintiffs claiming personal injuries and approximately 260 spouses asserting claims for loss of consortium. The Cases seek damages for personal injuries allegedly attributable to spinal fixation devices. The great majority of the Cases seek compensatory and punitive damages in unspecified amounts.

Prior to December 1992 and the Company's acquisition of Stuart in 1994, Stuart distributed spinal fixation devices manufactured by Sofamor SNC, a predecessor of Sofamor Danek Group, Inc. ("Sofamor Danek"). Approximately 30% of the Cases involve plaintiffs implanted with spinal fixation devices manufactured by Sofamor Danek. Such plaintiffs allege that Stuart is liable to them under applicable products liability law for injuries caused by such devices distributed and sold by Stuart. In addition, such plaintiffs allege that Stuart distributed and sold the spinal fixation devices through deceptive and misleading means and in violation of applicable law. In the remaining Cases, plaintiffs seek to hold Stuart liable for injuries caused by other manufacturers' devices that were neither distributed nor sold by Stuart. Such plaintiffs allege that Stuart engaged in a civil conspiracy and concerted action with manufacturers, distributors and others to promote the sale of spinal fixation devices through deceptive and misleading means and in violation of applicable law. Stuart never manufactured any spinal fixation devices. The
Company believes that affirmative defenses are available to Stuart. All Cases filed against Stuart have been, and will continue to be, vigorously defended.


A majority of the Cases have been transferred to, and consolidated for pretrial proceedings, in the Eastern District of Pennsylvania in Philadelphia under the style MDL Docket No. 1014: In re Orthopedic Bone Screw Products Liability
Litigation. Discovery proceedings, including the taking of depositions, have been ongoing in certain of the Cases that were first to be filed. Discovery in certain Cases filed later may begin in 1997. Because of the preliminary status of the Cases, the Company is unable at this time to determine with certainty whether or not Stuart may be held liable.

In January 1997, the presiding judge entered an order preliminarily approving a settlement agreement between one manufacturer of spinal fixation devices, AcroMed Corporation ("AcroMed"), and the plaintiff's legal committee in the multi-district litigation. Under the proposed terms of the settlement, AcroMed would establish a settlement fund consisting of $100 million in cash and the proceeds of its product liability insurance coverage. Stuart did not distribute devices manufactured by AcroMed and is not a party to the AcroMed settlement. A final hearing will be held later in 1997 to approve the fairness, adequacy and reasonableness of the settlement. It is anticipated that nonsettling defendants, including other manufacturers and distributors, will object to the terms of the settlement and the proposed terms of the notice of the settlement.

The Company believes that Stuart may be named as a defendant in additional similar cases in the future as a result of the pending AcroMed settlement or as statutes of limitations approach expiration.

Based upon management's analysis of indemnification agreements between Stuart and Sofamor Danek, the manufacturer of the devices distributed by Stuart, the Company believes that Stuart is entitled to indemnification by Sofamor Danek at least with respect to claims brought by plaintiffs implanted with devices manufactured by Sofamor Danek. Such Cases are being defended by Stuart's insurance carriers. Regarding those Cases filed by plaintiffs implanted with other manufacturers' devices, one of Stuart's primary insurance carriers has notified a representative of the former shareholders of Stuart that it will withdraw its provision of defense of such Cases and another one of Stuart's primary insurance carriers has notified a representative of the former shareholders of Stuart that it has declined to provide a defense for such Cases, in both instances asserting that such Cases involve only conspiracy and concerted action claims. The former shareholders of Stuart are contesting the insurance companies' withdrawal and declination of the defense of such Cases.
The Company and Stuart are also contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by the Company or Stuart in connection with the foregoing litigation. The
Company believes that Stuart's available insurance coverage together with the indemnification rights discussed above are adequate to cover any losses should they occur, and accordingly has accrued no liability therefor. Except as set forth above, the Company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that Sofamor Danek and the former shareholders will have sufficient financial resources in the future to meet such obligations.

The Company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1996.




Executive and Other Officers of the Registrant

Identification of Executive and Other Officers

Following are the names and ages, as of December 31, 1996, of the executive and other officers of Owens & Minor, Inc., their positions and summaries of their backgrounds and business experience. James L. Grigg, a new officer, was elected at the Board of Directors meeting on June 3, 1996. All of the other officers were elected at the annual meeting of the Board of Directors held April 30, 1996. All officers are elected to serve until the 1997 Annual Meeting of Shareholders, or such time as their successors are elected.

G. Gilmer Minor, III, age 56, has been employed by the Company for 34 years since 1963 and has served as President since 1981 and Chief Executive Officer since 1984. In May 1994, he was elected Chairman of the Board. Mr. Minor also serves as a member of the Boards of Directors of Crestar Financial Corporation and Richfood Holdings, Inc.

Craig R. Smith, age 45, has been employed by the Company and National Healthcare and Hospital Supply Corporation, which was acquired by the Company in 1989, for 14 years. From 1990 to 1992, Mr. Smith served as Group Vice President for the western region. In January 1993, Mr. Smith assumed the responsibilities of Senior Vice President, Distribution. Later in 1993, Mr. Smith assumed the new role of Senior Vice President, Distribution and Information Systems, and in
1994, he was elected Executive Vice President, Distribution and Information
Systems. In February 1995, Mr. Smith was promoted to Chief Operating Officer.

Henry A.  Berling,  age 54, has been employed by the Company for 31 years since
1966.  Mr.  Berling was employed by the Company in the  Medical/Surgical
Division  and was elected Vice  President in 1981 and Senior Vice  President,
Sales and Marketing,  in 1987. In 1989, he was elected Senior Vice President and
Chief Operating Officer.  In 1991, Mr. Berling assumed a new role as Senior Vice
President,  Sales and Distribution.  In 1992, Mr. Berling assumed the role of
Senior Vice  President,  Sales and Marketing and in 1994, he was elected
Executive Vice  President,  Sales and Customer Development.  In May 1995, Mr.
Berling was elected Executive Vice President,  Partnership Development. In
August  1996,  Mr.  Berling  assumed  an  additional  role and  became
Executive  Vice  President,  Partnership Development and Chief Sales Officer.

Drew St. J. Carneal, age 58, has been employed by the Company for eight years since 1989 when he joined the Company as Vice President and Corporate Counsel.
From 1985 to 1988, he served as the Richmond City Attorney and, prior to that date, he was a partner in the law firm of Cabell, Moncure and Carneal. In 1989, he was elected Secretary, and in March 1990, Senior Vice President, Corporate
Counsel and Secretary. In May 1995, the title Corporate Counsel was changed to
General Counsel.

James L. Grigg,  age 49, joined the Company in June 1996 as Senior Vice
President, Product. Prior to joining the Company, Mr. Grigg was employed by FoxMeyer Health Corp. from November 1992 to June 1996 serving as Vice
President, Trade Relations and Product Management. Prior to that he was employed by Twin City Wholesale Drug from January 1992 to October 1992 serving as



Director, Purchasing. From April 1989 to January 1992, Mr. Grigg was employed by A.L. Laboratories serving as Vice President Operations and Regulatory Affairs. In August 1996, Mr. Grigg assumed an additional role and became Senior Vice President, Supply Chain Management.

Ann Greer Rector, age 39, joined the Company in August 1995 as Vice President and Controller. Prior to joining the Company, Ms. Rector was employed by USAir
Group, Inc. from 1983 to 1995 serving in various financial positions including
Vice President and Controller from 1992 through July 1995. In August 1996, Ms.
Rector was promoted to Senior Vice President and Chief Financial Officer.

Thomas J. Sherry, age 48, has been employed by the Company and Stuart, which was acquired by the Company, for 21 years. With the Company's acquisition of Stuart in 1994, he became Vice President, Sales and Marketing. From 1976 to 1994, Mr.
Sherry had been employed by Stuart, serving in various sales and management positions and most recently, Executive Vice President. In August 1996, Mr.
Sherry was promoted to Senior Vice President, Customer Care.

Richard F. Bozard, age 49, has been employed by the Company for nine years since
1988. In 1991, Mr. Bozard was elected Vice President and Treasurer. Prior to joining the Company, he served as an officer for CIT/Manufacturers Hanover Bank and Trust. From 1984 to 1986, he was with Williams Furniture where his last position was President.

Charles C.  Colpo,  age 39, has been  employed by the Company for 16 years since
1981 when he joined the Company as Manager,  Internal  Audit. In April 1984, Mr.
Colpo was promoted to Division Vice President (DVP) and served as DVP for three divisions from 1984 to 1994. In 1994, he served as Director, Business Process
Redesign.  In 1995, Mr. Colpo was  promoted to Vice  President,  Inventory
Management.  In August 1996,  Mr. Colpo became Vice  President, Supply Chain
Process.

Hugh F. Gouldthorpe, Jr., age 58, has been employed by the Company for 11 years since 1986 when he joined the Company as Director of Hospital Sales for the Wholesale Drug Division. In 1987, Mr. Gouldthorpe was promoted to Vice President and in 1989, he was promoted to Vice President, General Manager. In 1991, he was elected Vice President, Corporate Communications and in 1993, Vice President,
Quality and Communications. Prior to joining the Company, Mr. Gouldthorpe was employed by E.R. Squibb and Sons serving in a variety of positions.

Wayne B. Luck, age 40, has been employed by the Company for five years since
1992. In 1992, he served as Manager of Electronic Data Interchange (EDI) and
Distribution Systems and subsequently Manager, Applications and Director,
Application Services. In 1995, he was elected Vice President, Information
Technology.

Bruce J. MacAllister, age 45, has been employed by the Company for four years since 1993 when he joined the Company as Division Vice President. Prior to joining the Company, Mr. MacAllister was employed by Proctor & Gamble in a variety of sales and marketing positions. In 1995, he was elected Group Vice
President, Southern and Western Regions.


Michael L. Roane, age 42, has been employed by the Company for five years since
1992 when he joined the Company as Vice President, Human Resources. Prior to joining the Company, Mr. Roane was employed by Philip Morris Co. from 1980 to 1992 where his last position was Manager, Employee Relations Operations.

Hue Thomas, III, age 58, has been employed by the Company for 27 years since
1970. In 1984, Mr. Thomas served as Assistant General Manager, Medical/Surgical
Division. In 1985, he served as Assistant Corporate Vice President, and in 1987 he was elected Vice President. In 1989, he was elected Vice President, General
Manager, Medical/Surgical Division. In 1991, he was elected Vice President,
Corporate Relations.





                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Information regarding the market price of the Company's Common Stock and related stockholder matters is set forth in the 1996 Annual Report under the heading
"Stock Market and Dividend Information" on page 35 and is incorporated by reference herein.

Item 6. Selected Financial Data

The information required under this item is contained in the 1996 Annual Report under the heading "Selected Financial Data" on pages 12 and 13 and is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required under this item is contained in the 1996 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 and is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996, together with the independent auditors' report of KPMG Peat Marwick LLP dated
February 5, 1997, appearing on pages 18 through 33 of the 1996 Annual Report are incorporated by reference herein.

The information required under Item 302 of Regulation S-K is set forth in the 1996 Annual Report in Note 15 "Quarterly Financial Data (Unaudited)" in the
Notes to Consolidated Financial Statements on page 32 and is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two-year period ended December 31, 1996.





                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required for this item is contained in Part I of this Form 10-K and in the 1997 Proxy Statement under the heading "Proposal 1: Election of Directors" on pages 2 through 6 and is incorporated by reference herein.

Item 11. Executive Compensation

The information required under this item is contained in the 1997 Proxy
Statement under the heading "Compensation of Directors" on page 14, "Summary
Compensation Table" on pages 15 and 16, "Executive Severance Agreement" on page
16, "Consulting Arrangement" on page 16, "Option Grants in Last Fiscal Year" on page 17, "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end
Option Values" on page 17 and "Retirement Plans" on pages 18 and 19 and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is contained in the 1997 Proxy
Statement under the heading "Capital Stock Owned by Principal Shareholders and
Management" on pages 8 and 9 and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

The information required under this item is contained in the 1997 Proxy
Statement under the heading "Transactions with Management and Others" on pages 9 and 10 and is incorporated by reference herein.





Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


                                                                                  Page Numbers
                                                                            -----------------------
                                                                            1996 Annual        Form
                                                                              Report *         10-K
                                                                             -----------       -----

(a)      The following documents are filed as part of this report:

1.       Consolidated Financial Statements:

         Independent Auditors' Report of
         KPMG Peat Marwick LLP                                                33

         Consolidated Balance Sheets as of
         December 31, 1996 and 1995                                           19

         Consolidated Statements of Operations for the years
         ended December 31, 1996, 1995 and 1994                               18

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994                         20

         Notes to Consolidated Financial Statements                           21-32

2.       Financial Statement Schedules:

         Independent Auditors' Report of KPMG
         Peat Marwick LLP                                                                       24

         Schedule II - Valuation and Qualifying Accounts                                        25


* Incorporated by reference from the indicated pages of the 1996 Annual Report.

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

(4)      (a)      Owens & Minor,  Inc.  $11.5 million 0%  Subordinated  Note dated May 31, 1989, due May 31, 1997, between the Company and Hygeia Ltd. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990)

         (b) Amendment to Owens & Minor, Inc. 0% Subordinated Note due May 31, 1997 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 4(b), for the year ended December 31, 1994)

         (c) Indenture dated as of May 29, 1996 among the Company, as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4(a), for the quarter ended June 30, 1996)

         (d) Amended and Restated Rights Agreement dated as of May 10, 1994 between the Company and Wachovia Bank of North Carolina, N.A., Rights Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

         (e) Credit Agreement dated as of May 24, 1996 among the Company, as borrower, certain of the Company's subsidiaries, as guarantors, various banks and lending institutions identified on the signature pages thereto, NationsBank, N.A., as agent, Bank of America National Trust and Savings Association and Crestar Bank, as co-agents, and NationsBank, N.A., as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4(b), for the quarter ended June 30, 1996)

 (10)    (a)     Owens & Minor,  Inc.  Annual  Incentive Plan  (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25,
1991)*

         (b) 1985 Stock Option Plan as amended on January 27, 1987 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(f), for the year ended December 31, 1987)*

         (c) Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 ("Pension Plan")*

         (d)     Amendment No. 1 to Pension Plan*

         (e) Owens & Minor, Inc. Supplemental Executive Retirement Plan dated July 1, 1991 ("SERP") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

         (f) First Amendment to SERP, effective July 30, 1996 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(e), for the quarter ended September 30, 1996)*

         (g) Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(j), for the year ended December 31, 1991)*

         (h) Owens & Minor, Inc. Directors' Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1991)*

         (i) Agreement dated May 1, 1991 by and between Owens & Minor, Inc. and W. Frank Fife (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(m), for the year ended December 31,
1992)*

         (j) Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(k), for the year ended December 31, 1993)*

         (k) Amended and Restated Owens & Minor, Inc. 1993 Directors' Compensation Plan ("Directors' Plan")*

         (l)      The forms of agreement with directors entered into pursuant to
(i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors' Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

         (m) Consulting Agreement effective as of January 1, 1997 by and between the Company and Robert E. Anderson, III*

         (n) Form of Letter Agreement dated as of November 21, 1996 regarding additional retirement compensation payable to Robert E. Anderson, III*

         (o)      Form  of  Enhanced  Authorized  Distribution  Agency
Agreement ("ADA Agreement") dated as of November 16, 1993 by and between VHA, Inc. (formerly Voluntary Hospitals of America, Inc.) and the Company (incorporated herein by reference to Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 1993)***

         (p) Form of Amendments to ADA Agreement dated as of August 9, 1994, September 15, 1994 and November 15, 1994, respectively (incorporated herein by reference to the Company's Annual Report on Form 10-K, exhibit 10(n), for the year ended December 31, 1994)

         (q) Form of Amendment to ADA Agreement dated as of November 10, 1995 (incorporated herein by reference to Form 10-K/A to the Company's Annual Report on Form 10-K for the year ended December 31, 1995) ***

         (r)      Form of letter agreement extending term of ADA Agreement

         (s) Amended and Restated Purchase and Sale Agreement dated as of May 28, 1996 among Owens & Minor Medical, Inc. ("O&M Medical"), the Company and O&M Funding Corp. ("O&M Funding") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, exhibit 10(a), for the quarter ended June 30, 1996)

         (t) Amended and Restated Receivables Purchase Agreement dated as of May 28, 1996 among O&M Funding, O&M Medical, the Company, Receivables Capital Corporation and Bank of America National Trust and Savings Association, as Administrator (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, exhibit 10(b), for the quarter ended June 30, 1996)

         (u) Amended and Restated Parallel Asset Purchase Agreement dated as of May 28, 1996 among O&M Funding, O&M Medical, the Company, the Parallel Purchasers from time to time party thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, exhibit 10(c), for the quarter ended June 30, 1996)

(11)     Calculation of Net Income (Loss) Per Common Share

(13)     Owens & Minor, Inc. 1996 Annual Report to Shareholders

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

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter of 1996.

Note 1. With the exception of the information incorporated in this Form 10-K by reference thereto, the 1996 Annual Report shall not be deemed "filed" as a part of this Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     OWENS & MINOR, INC.

                                                     By /s/ G. Gilmer Minor, III
                                                        ------------------------
                                                         G. Gilmer Minor, III
                                                         Chairman, President and
                                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

/s/ G. Gilmer Minor, III                             /s/ C. G. Grefenstette
--------------------------------------               -------------------------
G. Gilmer Minor, III                                 C. G. Grefenstette
Chairman, President and Chief Executive              Director
Officer and Director (Principal Executive
Officer)

/s/ Ann Greer Rector                                 /s/ Vernard W. Henley
---------------------------------------              -------------------------
Ann Greer Rector                                     Vernard W. Henley
Senior Vice President and Chief                      Director
Financial Officer (Principal Financial
and Accounting Officer)

/s/ Josiah Bunting, III                              /s/ E. Morgan Massey
--------------------------------------               --------------------------
Josiah Bunting, III                                  E. Morgan Massey
Director                                             Director

/s/ R. E. Cabell, Jr.                                /s/ James E. Rogers
--------------------------------------               --------------------------
R. E. Cabell, Jr.                                    James E. Rogers
Director                                             Director

/s/ James B. Farinholt, Jr.                          /s/ James E. Ukrop
--------------------------------------               --------------------------
James B. Farinholt, Jr.                              James E. Ukrop
Director                                             Director

/s/ William F. Fife                                  /s/ Anne Marie Whittemore
--------------------------------------               ---------------------------
William F. Fife                                      Anne Marie Whittemore
Director                                             Director

Each of the above signatures is affixed as of March 27, 1997.

                         Independent Auditors' Report on
                          Financial Statement Schedule

The Board of Directors
Owens & Minor, Inc.:

 Over date of February 5, 1997, we reported on the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 31, 1996 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included on page 25 of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

 In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

 /s/ KPMG Peat Marwick LPP
     ----------------------
KPMG Peat Marwick LLP

Richmond, Virginia
February 5, 1997

                                                                   Schedule II

                      Owens & Minor, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts



(In thousands)

                                                Additions          Additions
                          Balance at           Charged to         Charged-to                                Balance
                           Beginning            Costs and            Other                                   at End
              Year           of Year             Expenses         Accounts**        Deductions*             of Year
              ----           -------           ----------         ----------        -----------             -------
Allowance for doubtful accounts deducted
  from accounts and notes receivable in
  the Consolidated Balance Sheets

              1996            $ 6,010             $   838           $      -              $ 353             $ 6,495

              1995              5,340                 827                  -                157               6,010

              1994              4,678               1,149                 40                527               5,340




*  Uncollectible accounts written off.

** Adjusted for the allowance reserve acquired with the Emery acquisition.

                                    Form 10-K
                                  Exhibit Index

Exhibit #

10    (c)   Owens & Minor, Inc. Pension Plan, as amended and restated effective
            January 1, 1994

10    (d)   Amendment No. 1 to Pension Plan

10    (k)   Amended and Restated Owens & Minor, Inc. 1993 Directors'
            Compensation Plan

10    (m)   Consulting Agreement effective as of January 1, 1997 by and between the Company and Robert E. Anderson, III

10    (n)   Form of Letter Agreement dated as of November 21, 1996 regarding additional retirement compensation payable to Robert E. Anderson, III

10    (r)   Form of letter agreement extending term of ADA Agreement

11          Calculation of Net Income (Loss) per Common Share

13          Owens & Minor, Inc. 1996 Annual Report to Shareholders

21          Subsidiaries of Registrant

23          Consent of KPMG Peat Marwick LLP, independent auditors

27          Financial Data Schedule