Form 10-Q
period 1997-03-31
OWENS & MINOR INC/VA/
filed 1997-05-12
CIK 75252

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                          FORM 10-Q
  (Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended   March  31, 1997
                                                   OR
  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from  _________ to


  Commission file number              1-9810


                    OWENS & MINOR, INC.

  (Exact name of Registrant as specified in its charter)

  Virginia                              54-1701843
  (State or other jurisdiction of       (I.R.S. Employer
  incorporation or organization)        Identification No.)

  4800 Cox Road, Glen Allen, Virginia                  23060
  (Address of principal executive offices)              (Zip
Code)

  Post Office Box 27626, Richmond, Virginia           23261-7626
  (Mailing address of principal executive offices)      (Zip
Code)

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

   The number of shares of Owens & Minor, Inc.'s common stock outstanding as of April 29, 1997 was 31,992,349 shares.


           Owens & Minor, Inc. and Subsidiaries
                             Index


Page

  Part I.    Financial Information

    Consolidated Balance Sheets - March 31, 1997 and
    December 31, 1996                                  3

    Consolidated Statements of Income - Three Months
    Ended March 31, 1997 and 1996                      4

    Consolidated Statements of Cash Flows - Three Months
    Ended March 31, 1997 and 1996                      5

    Notes to Consolidated Financial Statements        6-7

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations              8-10

  Part II.   Other Information                      11-12

  Part I.  Financial Information

  Item 1.  Financial Statements
                      Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets

  (In thousands, except per share data)
                                    March 31,   December 31,
                                       1997       1996
  Assets
  Current assets
    Cash and cash equivalents       $     596   $     743
    Accounts and notes receivable,
      net                             154,658     147,243
    Merchandise inventories           268,292     281,839
    Other current assets               25,949      25,675
    Total current assets              449,495     455,500
  Property and equipment, net          27,637      29,231
  Excess of purchase price over
    net assets acquired, net          166,230     167,366
  Other assets, net                    26,354      27,404
     Total assets                   $ 669,716   $ 679,501

  Liabilities and shareholders'
    equity
  Current liabilities
    Accounts payable                $ 208,548   $ 224,037
    Accrued payroll and related
      liabilities                       5,982       5,001
    Other accrued liabilities          37,506      33,472
    Total current liabilities         252,036     262,510
  Long-term debt                      165,320     167,549
  Accrued pension and retirement
    plans                               7,186       7,042
    Total liabilities                 424,542     437,101
  Shareholders' equity
    Preferred stock,
      par value $100 per share;
      authorized - 10,000 shares
      Series A; Participating
        Cumulative Preferred
        Stock; none issued                -             -
      Series B; Cumulative Preferred
        Stock; 4.5%, convertible;
          issued and outstanding -
          1,150 shares                115,000     115,000
    Common stock, par value $2
      per share; authorized -
      200,000 shares; issued and
      outstanding - 31,933 shares
      at March 31, 1997 and 31,907
      shares at December 31, 1996      63,866      63,814
    Paid-in capital                     5,549       5,086
    Retained earnings                  60,759      58,500
      Total shareholders' equity      245,174     242,400
        Total liabilities and
          shareholders' equity      $ 669,716   $ 679,501

     See accompanying notes to consolidated financial
                       statements.

            Owens & Minor, Inc. and Subsidiaries
            Consolidated Statements of Income


  (In thousands, except per share data)
                                 Three Months  Three Months
                                    Ended         Ended
                                 March 31,     March 31,
                                  1997         1996
  Net sales                      $749,623      $771,312
  Cost of goods sold              674,521       697,133

  Gross margin                     75,102        74,179

  Selling, general and
    administrative expenses        56,437        61,040
  Depreciation and
    amortization                    4,205         3,930
  Interest expense, net             3,947         5,800
  Discount on accounts
    receivable securitization       1,866           744
  Total expenses                   66,455        71,514

  Income before income taxes        8,647         2,665
  Income tax provision              3,653         1,146

  Net income                        4,994         1,519

  Dividends on preferred stock      1,294         1,294

  Net income attributable
    to common stock             $   3,700      $    225

  Net income per common share   $    0.12      $   0.01


  Cash dividends per
    common share                $   0.045      $  0.045


  Weighted average common
    shares and common share
    equivalents                    32,000        31,140


      See accompanying notes to consolidated financial
                         statements.

             Owens & Minor, Inc. and Subsidiaries
           Consolidated Statements of Cash Flows

  (In thousands)
                                Three Months   Three Months
                                Ended          Ended
                                March 31,      March 31,
                                1997           1996
  Operating Activities
  Net income                    $   4,994      $   1,519
  Adjustments to reconcile
    net income to cash
    provided by operating
    activities
      Depreciation and
        amortization                4,205          3,930
      Provision for LIFO
        reserve                     1,300          2,748
      Changes in operating
        assets and
        liabilities
        Accounts and notes
          receivable              (7,306)         (4,669)
        Merchandise
          inventories             12,247           7,302
        Accounts payable          (4,514)         (2,464)
        Net change in other
          current assets
          and current
          liabilities              5,157           2,423
      Other, net                     942           1,830
  Cash provided by operating
    activities                    17,025          12,619

  Investing Activities
  Additions to property
    and equipment                (1,845)         (1,249)
  Additions to computer
    software                       (894)         (2,483)
  Proceeds from sale of
    property and equipment        1,588              27
  Cash used for investing
    activities                   (1,151)         (3,705)

  Financing Activities
  Reductions of long-term
    debt                         (2,500)        (10,362)
  Other short-term
    financing, net              (10,975)          4,094
  Cash dividends paid            (2,735)         (2,683)
  Exercise of stock options         189             117
  Cash used for financing
    activities                  (16,021)         (8,834)

  Net increase (decrease)
   in cash and cash
   equivalents                    (147)              80
  Cash and cash equivalents
    at beginning of year           743              215
  Cash and cash equivalents
    at end of period         $     596        $     295

   See accompanying notes to consolidated financial statements.

                 Owens & Minor, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements

  1.    Accounting Policies

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company) as of March 31, 1997 and the consolidated results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

  2.    Interim Results of Operations

  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

  3.    Interim Gross Margin Reporting

  In general, the Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers. Reported results of operations for the three month periods ended March 31, 1997 and 1996 reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

  4.    Condensed Consolidating Financial Information

  The following table presents condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Senior Subordinated 10-year Notes (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for O&M Funding Corp. (OMF)); and OMF, Owens & Minor, Inc.'s only non-guarantor subsidiary of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.


  (In thousands)
  As of and for
  the three          Owens
  months ended      & Minor,    Guarantor
  March 31, 1997      Inc.     Subsidiaries     OMF
Eliminations Consolidated
  Current assets    $157,917    $ 430,884   $  79,897
$(219,203)  $ 449,495
  Noncurrent assets  306,530      228,550          -
(314,859)    220,221
  Total assets      $464,447    $ 659,434   $  79,897
$(534,062)  $ 669,716

  Current
   liabilities      $  6,087    $ 403,114   $  63,238
$(220,403)  $ 252,036
  Noncurrent
    liabilities      154,000       18,506         -
      -      172,506
  Shareholders'
    equity           304,360      237,814      16,659
(313,659)    245,174
  Total
   liabilities and
   shareholders'
   equity          $464,447     $ 659,434   $  79,897
$(534,062)  $ 669,716

  Net sales        $  4,138     $ 749,623   $   3,722
$(7,860)  $ 749,623
  Expenses            4,452       745,570       3,117
(8,510)    744,629
  Net income
    (loss)         $   (314)    $   4,053   $     605
$   650  $   4,994


  Item 2.
               Owens & Minor, Inc. and Subsidiaries
           Management's Discussion and Analysis of Financial
            Condition and Results of Operations

  Results of Operations
  First quarter of 1997 compared with first quarter of 1996

  Net sales. Net sales decreased 2.8% to $749.6 million in the first quarter of 1997 from $771.3 million in the first quarter of 1996. The sales decline was a result of the Company's late 1995 and early 1996 price increase initiative and its continuing efforts to reduce unprofitable sales and therefore increase the overall profitability of the Company. The Company is committed to profitable sales growth and has recently signed several new agreements that will provide an opportunity for such future growth, although, such growth cannot be assured.

  Gross margin. Gross margin as a percentage of net sales increased to 10.0% in the first quarter of 1997 from 9.6% in the first quarter of 1996. The improvement has been a result of the price increases discussed above, the standardization of suppliers and products and the increased utilization of an activity-based management system designed to identify costs associated with certain delivery and management services. During the first quarter of 1997, the Company's LIFO (last-in, first-out) provision declined to $1.3 million as compared to $2.7 million in the first quarter of 1996. The decrease was due primarily to lower price increases from manufacturers and lower inventory levels. The Company will continue to focus on maintaining this margin level through the continued utilization of the activity-based management system and continued standardization of suppliers and products.

  Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased to 7.5% in the first quarter of 1997 from 7.9% in the first quarter of 1996. The SG&A expense decline was a result of many cost-saving initiatives including the reduction of over 450 full-time equivalent (FTE) employees since March 31, 1996; the reduction in the cost of employee retirement plans; the more cost effective utilization of computer resources; the implementation of improved inventory management systems; the continuing automation of administrative functions through the utilization of electronic data interchange (EDI); and the refocus on best practices within the Company. The results of these initiatives have been and will be partially offset by costs associated with computer system changes required to accommodate the year 2000. Although the results of its efforts cannot be assured, the Company believes it will be able to maintain or reduce SG&A expense as a percentage of net sales by continuing its efforts on operational improvement.

  Depreciation and amortization. Depreciation and amortization increased by 7.0% in the first quarter of 1997 compared to the first quarter of 1996. This increase was due primarily to the Company's continued investment in information technology (I/T). The Company anticipates similar increases in depreciation and amortization for the remainder of 1997 associated with additional capital investment in I/T.

  Interest expense, net and discount on accounts receivable securitization (financing costs). Financing costs, net of finance charge income of $1.0 million and $1.2 million in the first quarter of 1997 and 1996, respectively, decreased to $5.8 million in the first quarter of 1997 from $6.5 million in the first quarter of 1996. The decline in financing costs has been a result of the Company s ability to reduce working capital requirements by substantially completing the implementation of its client/server-based inventory forecasting system and strengthening its accounts receivable collection procedures. Due to the reduction in working capital requirements, the Company has reduced outstanding financing by approximately $107.4 million since March 31, 1996. Additionally, during 1996, the Company completed a refinancing plan that, in addition to the Company s improved financial performance, reduced the effective rate of its outstanding financing. The Company will continue to take action to reduce financing costs by continuing its working capital reduction initiatives, although, the results of these initiatives cannot be assured.

  Income taxes. The Company had an income tax provision of $3.7 million in the first quarter of 1997 (representing an effective tax rate of 42.2%) compared with an income tax provision of $1.1 million (representing an effective tax rate of 43.0%) in the first quarter of 1996. The decline in the effective tax rate is due primarily to increased income before taxes reducing the impact of nondeductible goodwill amortization.

  Net income. Net income increased $3.5 million in the first quarter of 1997 compared to the first quarter of 1996. The increase was primarily due to the initiatives previously discussed related to gross margin, SG&A expenses and financing costs. Although the trend has been favorable and the Company continues to pursue these and other initiatives, the future impact on net income cannot be assured.

  Financial Condition, Liquidity and Capital Resources

  Liquidity. The Company's liquidity position improved significantly during the first quarter of 1997 compared to the first quarter of 1996. Outstanding financing was reduced $107.4 million from March 31, 1996 and $18.6 million from December 31, 1996. The capitalization ratio (excluding the impact of the off balance sheet accounts receivable securitization) decreased to 52.9% at March 31, 1997 from 61.7% at March 31, 1996 and from 54.8% at December 31, 1996.
  The improvement was the result of reduced working capital requirements, increased earnings and the completion of the Company's refinancing plan in the second quarter of 1996.

  The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. At March 31, 1997, the Company had approximately $221.0 million of unused credit under its revolving credit facility.

  Working Capital Management. During the first quarter of 1997, the Company's working capital management improved significantly compared to the first quarter of 1996. Inventory turnover for the quarter improved to 9.9 times in the first quarter of 1997 from 8.7 times in the first quarter of 1996 and from 9.4 times in the fourth quarter of 1996. This improvement was due to the implementation of the Company's client/server-based inventory forecasting system and the initiative to reduce the number of items from multiple manufacturers distributed by the Company.

  The Company has also reduced accounts receivable days sales outstanding (DSO) (excluding the impact of the off balance sheet accounts receivable securitization) to 32.3 days in the first quarter of 1997 from 39.0 days in the first quarter of 1996 and from 33.9 days in the fourth quarter of 1996. This reduction has been achieved through strengthening the Company's methods of monitoring and enforcing contract payment terms and basing a portion of its sales force incentives on reducing days sales outstanding. The Company will focus on maintaining these working capital management measurements, although the results of its efforts cannot be assured.

  Capital Expenditures. Capital expenditures were approximately $2.7 million in the first quarter of 1997, of which approximately $1.2 million was for computer systems. The Company expects to continue to invest in technology for the foreseeable future as the most cost effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

  Recent Accounting Pronouncements
  In February 1997, the Financial Accounting Standards Board
  ( FASB ) issued Statement of Financial Accounting Standards No. 128 ( SFAS 128 ), Earnings per Share. SFAS 128 prescribes the computation, presentation and disclosure requirements for earnings per share. This standard is effective for reporting periods ending after December 15, 1997. Management believes the adoption of this new standard will not have a material impact on the financial condition or results of operations of the Company.

  Forward-Looking Statements
  Certain statements in this discussion constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles and changes in government regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

  Part II.  Other Information

  Item 1.  Legal Proceedings

  As of April 22, 1997, Stuart had been named as a defendant along with product manufacturers, distributors, healthcare providers, trade associations and others in approximately 290 lawsuits, filed in various federal and state courts (the "Cases"). The Cases represent the claims of approximately 365 plaintiffs claiming personal injuries and approximately 245 spouses asserting claims for loss of consortium. The Cases seek damages for personal injuries allegedly attributable to spinal fixation devices. The great majority of the Cases seek compensatory and punitive damages in unspecified amounts.

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

  Item 6.  Exhibits and Reports on Form 8-K

   (a)       Exhibits
      3(a)   Amended and Restated Bylaws of the
  Company.

      27     Financial Data Schedule

   (b)       Reports on Form 8-K
      There were no reports on Form 8-K for the three months ended March 31, 1997.

                          SIGNATURES


   Pursuant to the requirements of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Owens & Minor, Inc.

                          (Registrant)


  Date  May 12, 1997      /s/ Ann Greer Rector
                          Ann Greer Rector
                          Senior Vice President &
                          Chief Financial Officer