Form 10-Q
period 1997-06-30
OWENS & MINOR INC/VA/
filed 1997-08-13
CIK 75252

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                  WASHINGTON, D.C.  20549

                         FORM 10-Q
  (Mark One)
 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended   June 30, 1997
                                                   OR
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

   The number of shares of Owens & Minor, Inc.'s common stock outstanding as of August 8, 1997 was 32,118,971 shares.
                           Page 1

         Owens & Minor, Inc. and Subsidiaries

                           Index
                                                        Page

  Part I.    Financial Information

    Consolidated Balance Sheets - June 30,
          1997 and December 31, 1996                        3

    Consolidated Statements of Income -
          Three Months and Six Months Ended June 30,
          1997 and 1996                                     4

    Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 1997 and 1996           5

    Notes to Consolidated Financial Statements             6-7

    Management's Discussion and Analysis of
          Financial Condition and Results of Operations   8-11


  Part II.   Other Information                           11-12

                              Page 2

  Part I.  Financial Information

  Item 1.  Financial Statements
  Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets

  (In thousands, except per share data)

                                       June 30,           December 31,
                                         1997                1996
                                     (Unaudited)
 Assets
  Current assets
    Cash and cash equivalents       $       238           $         743
    Accounts and notes receivable,
      net of allowance of $6,286
      and $6,495                        163,322                 147,243
    Merchandise inventories             301,763                 281,839
    Other current assets                 24,881                  25,675
    Total current assets                490,204                 455,500
  Property and equipment, net of
    accumulated depreciation of
    $38,496 and $35,242                  28,159                  29,231
  Excess of purchase price over
    net assets acquired, net of
    accumulated of amortization
    of $16,025 and $13,752              165,093                 167,366
  Other assets, net                      25,547                  27,404
      Total assets                   $  709,003           $     679,501

  Liabilities and shareholders
   equity
  Current liabilities
    Accounts payable                $   265,014           $     224,037
    Accrued payroll and related
      liabilities                         4,435                   5,001
    Other accrued liabilities            33,098                  33,472
    Total current liabilities           302,547                 262,510
  Long-term debt                        150,000                 167,549
  Accrued pension and retirement
   plans                                  7,361                   7,042
    Total liabilities                   459,908                 437,101
  Shareholders  equity
    Preferred stock, par
      value $100 per share;
      authorized - 10,000 shares
        Series A; Participating
          Cumulative
          Preferred Stock;
          none issued                       -                     -
        Series B; Cumulative
          Preferred Stock; 4.5%,
          convertible; issued
          and outstanding - 1,150
          shares                        115,000                115,000
    Common stock, par value $2
      per share; authorized -
      200,000 shares; issued and
      outstanding - 32,038 shares
      and 31,907 shares                  64,076                 63,814
    Paid-in capital                       6,220                  5,086
    Retained earnings                    63,799                 58,500
      Total shareholders  equity        249,095                242,400
      Total liabilities and
       shareholders equity         $    709,003            $   679,501


  See accompanying notes to consolidated financial statements.
                                   Page 3

                     Owens & Minor, Inc. and Subsidiaries
                       Consolidated Statements of Income

  (In thousands, except per share data)
  (Unaudited)
                             Three Months Ended      Six Months Ended
                                  June 30,                June 30,
                               1997         1996      1997        1996

  Net sales                 $ 776,722   $ 749,938  $1,526,345  $1,521,250
  Cost of goods sold          698,681     675,427   1,373,202   1,372,560
  Gross margin                 78,041      74,511     153,143     148,690
  Selling, general and
  administrative expenses      58,597      58,474     115,034     119,514
  Depreciation and
  amortization                  4,332       4,071       8,537       8,001
  Interest expense, net         3,759       4,974       7,706      10,774
  Discount on accounts
  receivable securitization     1,487       1,851       3,353       2,595
  Total expenses               68,175      69,370     134,630     140,884

  Income before income
  taxes                         9,866       5,141      18,513       7,806
  Income tax provision          4,096       2,210       7,749       3,356

  Net income                    5,770       2,931      10,764       4,450

  Dividends on preferred
   stock                        1,294       1,294       2,588       2,588

  Net income attributable
  to common stock            $  4,476    $  1,637    $  8,176    $  1,862

  Net income per
  common share               $   0.14    $   0.05    $   0.26    $   0.06

  Cash dividends per
  common share                  0.045       0.045    $  0.090    $  0.090

  Weighted average
  common shares and
  common share equivalents     32,100      32,000      32,050      31,560

     See accompanying notes to consolidated financial statements.
                                Page 4


                    Owens & Minor, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows

  (In thousands)
  (Unaudited)

                                              Six Months Ended
                                                   June 30,
                                             1997            1996
  Operating Activities
  Net income                             $  10,764         $  4,450
   Adjustments to reconcile net
    income to cash provided
    by operating activities
   Depreciation and amortization             8,537            8,001
   Provision for LIFO reserve                1,750            2,248
   Changes in operating assets
    and liabilities
   Accounts and notes receivable           (16,122)          94,020
   Merchandise inventories                 (21,674)          27,058
   Accounts payable                         47,911          (5,091)
   Net change in other
    current assets and current
    liabilities                                392           9,659
      Other, net                             1,652          (1,970)

  Cash provided by operating
   activities                               33,210         138,375

  Investing Activities
  Additions to property
   and equipment                            (4,567)         (3,152)
  Additions to computer software            (2,005)         (3,940)
  Proceeds from sale of property
   and equipment                             1,741           5,312
  Cash used for investing
   activities                               (4,831)         (1,780)

  Financing Activities
  Additions to long-term debt                  -           150,000
  Reductions of long-term debt             (17,549)       (274,022)
  Other short-term financing, net           (6,934)         (8,014)
  Cash dividends paid                       (5,466)         (5,411)
  Exercise of stock options                  1,065           1,183
  Cash used for financing activities       (28,884)       (136,264)

  Net increase (decrease)
   in cash and cash equivalents               (505)            331
  Cash and cash equivalents at
   beginning of year                           743             215
  Cash and cash equivalents at
   end of period                          $    238       $     546
  (/TABLE)

     See accompanying notes to consolidated financial statements.
                                 Page 5

                   Owens & Minor, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements

  1.    Accounting Policies

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries
      (the Company) as of June 30, 1997 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended
      June 30, 1997 and 1996.

    Derivative Financial Instruments
    The Company enters into off-balance sheet interest rate swap agreements as part of its interest rate risk management strategy. These swaps are not held for trading purposes and are classified as synthetic alterations. In order for the swaps to be accounted for as synthetic alterations they must satisfy the following criteria: (1) the asset or liability to be converted creates exposure to interest rate risk, and (2) the off-balance sheet agreement is designated and effective as a synthetic alteration of the balance sheet item.
      Accrual accounting is applied for these agreements and the net payments or receipts are accrued as other accrued liabilities and are recorded as adjustments to interest expense. If the outstanding financing were to drop below the notional amount of the related swap, the excess portion of the related swap would be marked to market and the resulting gain or loss included in income. If a swap were to be terminated, the gain or loss would be deferred and amortized over the remaining life of the agreement.

  2.    Interim Results of Operations

    The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.  Interim Gross Margin Reporting

    In general, the Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventories at selected distribution centers. Reported results of operations for the three and six month periods ended June 30, 1997 and 1996 reflect the results of such inventories, if materially different. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.
                              Page 6

  4.    Condensed Consolidating Financial Information

    The following table presents condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc. s
      Senior Subordinated 10-year Notes (Notes) (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for O&M Funding Corp. (OMF)); and OMF, Owens & Minor,
      Inc. s only non-guarantor subsidiary of the Notes.
      Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.


 (In thousands)
 As of and for the     Owens      Guarantor
 six months ended     & Minor,     Subsid-             Elimi-      Consoli-
  June 30, 1997         Inc.        aries      OMF     nations     dated

Current assets        $148,335  $  471,613   $73,219  $(202,963)  $  490,204
Noncurrent assets      306,324     227,335      -      (314,860)     218,799
Total assets          $454,659  $  698,948   $73,219  $(517,823)  $  709,003

Current liabilities   $  2,532  $  447,861   $55,719  $(203,565)  $  302,547
Noncurrent
 liabilities           150,000       7,361      -         -          157,361
Shareholders equity    302,127     243,726    17,500   (314,258)     249,095
Total liabilities
 and shareholders
 equity               $454,659  $  698,948   $73,219  $(517,823)  $  709,003

Net sales             $  7,963  $1,526,345   $ 7,221  $ (15,184) $1,526,345
Expenses                 8,657   1,516,933     5,776    (15,785)  1,515,581
Net income (loss)     $  (694)  $    9,412   $ 1,445  $     601  $   10,764


 As of and for the     Owens    Guarantor
 six months ended     & Minor,  Subsidi-               Elimina-    Consoli-
 June 30, 1996         Inc.       aries        OMF      tions       dated

Current assets        $201,166  $  470,512   $69,866  $(254,420) $  487,124
Noncurrent assets      306,152     240,288      -      (314,859)    231,581
Total assets          $507,318  $  710,800    69,866  $(569,279) $  718,705

Current liabilities   $  3,578  $  466,457   $54,775  $(254,420) $  270,390
Noncurrent
  liabilities          190,000      19,352      -          -        209,352
Shareholders
  equity               313,740     224,991    15,091   (314,859)    238,963
Total liabilities and
 shareholders equity  $507,318  $  710,800   $69,866  $ 569,279  $  718,705

Net sales             $ 14,633  $1,521,250   $ 3,912  $ (18,545) $1,521,250
Expenses                13,471   1,518,279     3,595    (18,545)  1,516,800
Net income            $  1,162  $    2,971   $   317  $    -     $    4,450

                                  Page 7
Item 2.

              Owens & Minor, Inc. and Subsidiaries
       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

  The following management discussion and analysis describes material changes in the Company's financial condition since December 31, 1996. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1996.

  Certain statements in this discussion constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles, outcome of outstanding litigation, and changes in government regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

  Results of Operations
  Second quarter and first six months of 1997 compared with
  1996

  Net sales. Net sales increased 3.6% to $776.7 million in the second quarter of 1997 from $749.9 million in the second quarter of 1996. Net sales increased 0.3% to $1,526.3 million in the first six months of 1997 from $1,521.3 million in the first six months of 1996. The modest increase in sales was a result of the Company's continued emphasis on profitable sales growth. The Company will continue this commitment to profitable sales growth and has entered into several new agreements in 1997 that will provide an opportunity for such future growth, although such growth cannot be assured.

  Gross margin. Gross margin as a percentage of net sales increased to 10.0% in the second quarter of 1997 from 9.9% in the second quarter of 1996. Gross margin as a percentage of net sales increased to 10.0% in the first six months of 1997 from 9.8% in the first six months of 1996. The improvement has been a result of the Company's efforts to reduce unprofitable sales by negotiating price increases where appropriate or reducing sales to unprofitable customers. Also, the improvement has been the result of product and supplier standardization. During the first six months of 1997, the Company's LIFO (last-in, first-out) provision declined $0.5 million as compared to the first six months of 1996. The decrease was due primarily to lower price increases from manufacturers through the first six months of 1997 compared to 1996. The Company will continue to focus on maintaining this margin level through its continued focus on profitable sales and continued standardization of suppliers and products.
                        Page 8

  Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased to 7.5% in the second quarter of 1997 from 7.8% in the second quarter of 1996 and decreased to 7.5% in the first six months of 1997 from 7.9% in the first six months of 1996. The SG&A expense decline was a result of many cost-saving initiatives, including the reduction of over 250 full-time equivalent employees since June 30, 1996; the reduction in the cost of employee retirement plans; the more cost effective utilization of computer resources; the implementation of improved inventory management systems; the continuing automation of administrative functions through the utilization of electronic data interchange; and the refocus on best practices within the Company. The results of these initiatives have been and will be partially offset by costs associated with computer system changes required to accommodate the year 2000. Although the results of its efforts cannot be assured, the Company believes it will be able to maintain or reduce SG&A expense as a percentage of net sales by continuing its efforts in operational improvement.

  Depreciation and amortization. Depreciation and amortization increased by 6.4% in the second quarter of 1997 compared to the second quarter of 1996 and increased by 6.7% in the first six months of 1997 compared to the first six months of 1996. This increase was due primarily to the Company's continued investment in information technology (I/T). The Company anticipates similar increases in depreciation and amortization for the remainder of 1997 associated with additional capital investment in I/T.

  Interest expense, net and discount on accounts receivable securitization (financing costs). Financing costs, net of finance charge income of $0.8 million and $1.2 million in the second quarter of 1997 and 1996, respectively, decreased to $5.2 million in the second quarter of 1997 from $6.8 million in the second quarter of 1996. Financing costs, net of finance charge income of $1.8 million and $2.4 million in the first six months of 1997 and 1996, respectively, decreased to $11.1 million in the first six months of 1997 from $13.4 million in the first six months of 1996. The decline in financing costs has been a result of the Company's ability to reduce working capital requirements by substantially completing the implementation of its client/server-based inventory forecasting system and strengthening its accounts receivable collection procedures. As the result of the reduction in working capital requirements, the Company has reduced outstanding borrowing by approximately $90.9 million since June 30, 1996. Additionally, during 1996, the Company completed a refinancing plan that, in addition to the Company s improved financial performance, reduced the effective rate of its outstanding financing. The Company will continue to take action to reduce financing costs by continuing its working capital reduction initiatives, although the results of these initiatives cannot be assured.

  Income taxes. The Company had an income tax provision of $7.7 million in the first six months of 1997 (representing an effective tax rate of 41.9%) compared with $3.4 million in the first six months of 1996 (representing an effective tax rate of 43.0%). The decline in the effective tax rate is due primarily to increased income before taxes reducing the impact of nondeductible goodwill amortization.
                          Page 9

  Net income. Net income increased $2.8 million in the second quarter of 1997 compared to the second quarter of 1996. Net income increased $6.3 million in the first six months of 1997 compared to the first six months of 1996. The increase was primarily due to the initiatives previously discussed related to gross margin, SG&A expenses and financing costs. Although the trend has been favorable and the Company continues to pursue these and other initiatives, the future impact on net income cannot be assured.

  Financial Condition, Liquidity and Capital Resources

  Liquidity. The Company's liquidity position improved significantly during the first six months of 1997 compared to the first six months of 1996. Outstanding financing was reduced $90.9 million to $250.6 million on June 30, 1997 from $341.5 million on June 30, 1996 and $42.9 million from $293.5 million on December 31, 1996. The capitalization ratio (excluding the impact of the off balance sheet accounts receivable securitization) decreased to 50.2% at June 30, 1997 from 58.8% at June 30, 1996 and from 54.8% at
  December 31, 1996. The improvement was the result of reduced working capital requirements and increased earnings.

  The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. At June 30, 1997, the Company had approximately $225.0 million of unused credit under its revolving credit facility and $15.5 million under its receivable financing facility.

  Working Capital Management. During the second quarter of 1997, the Company s working capital management improved significantly compared to the second quarter of 1996. Inventory turnover improved to 9.8 times in the second quarter of 1997 from 8.9 times in the second quarter of 1996 and from 9.4 times in the fourth quarter of 1996. This improvement was due to the implementation of the Company's client/server-based inventory forecasting system and the initiative to reduce the number of items from multiple manufacturers distributed by the Company. The Company has also reduced accounts receivable days sales outstanding (excluding the impact of the off balance sheet accounts receivable securitization) to 30.9 days in the second quarter of 1997 from 39.4 days in the second quarter of 1996 and from 33.9 days in the fourth quarter of 1996. This reduction has been achieved through strengthening the Company's methods of monitoring and enforcing contract payment terms and basing a portion of its sales force incentives on reducing days sales outstanding. The Company will focus on maintaining these working capital management measurements, although the results of its efforts cannot be assured.

  Capital Expenditures. Capital expenditures were approximately $6.6 million in the first six months of 1997, of which approximately $3.8 million was for computer systems. The Company expects to continue to invest in technology for the foreseeable future as the most cost effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

  Recent Accounting Pronouncements
  In February 1997, the Financial Accounting Standards Board ( FASB ) issued Statement of Financial Accounting Standards No. 128 ( SFAS 128 ), Earnings per Share. SFAS 128 prescribes the computation, presentation and disclosure requirements for earnings per share. This standard is effective for reporting periods ending after December 15, 1997. Management believes the adoption of this new standard will not have a material impact on the financial position or results of operations of the Company.
                            Page 10


  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ( SFAS 129 ), Disclosure of Information about Capital Structure. SFAS 129 establishes standards for disclosing information about an entity's capital structure. This standard is effective for reporting periods ending after December 15, 1997. Management believes the adoption of this new standard will not have an impact on the financial position or results of operations of the Company.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ( SFAS 130 ), Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This standard is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management believes the adoption of this new standard will not have a material impact on the financial position or results of operations of the Company.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ( SFAS 131 ), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This standard is effective for reporting periods beginning after December 15, 1997. Management believes the adoption of this new standard will not have a material impact on the financial position or results of operations of the Company.

  Part II.  Other Information

  Item 1.  Legal Proceedings

  Certain legal proceedings pending against Stuart Medical, Inc., a wholly owned subsidiary of the Company, are described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. Through June 30, 1997 there have been no material developments in any legal proceedings reported in such Quarterly Report.

                          Page 11

  Item 4.  Submission of Matters to a Vote of Shareholders

  The following matters were submitted to a vote of Owens &
  Minor, Inc. s shareholders at its annual meeting held on April 29, 1997, with the voting results designated below each such matter:

(1)  Election of Josiah Bunting, III, James E. Rogers  and
     James E. Ukrop as directors of Owens & Minor, Inc.
     for a three-year term.

<CATPION>

                                    Votes Against                Broker
   Directors          Votes For      or Withheld   Abstentions  Non-Votes
Josiah Bunting, III   34,879,891       100,212          0           0
James E. Rogers       34,887,550        92,553          0           0
James E. Ukrop        34,885,107        94,996          0           0

(2)  Ratification of the appointment of KPMG Peat Marwick
     LLP as Owens & Minor, Inc. s independent auditors.

                     Votes Against
        Votes For     or Withheld        Abstentions     Broker
        34,860,280      28,595              91,228          0

  Item 6.  Exhibits and Reports on Form 8-K

   (a)     Exhibits
           (27) Financial Data Schedule

   (b)     Reports on Form 8-K
           There were no reports on Form 8-K for the three months ended June 30, 1997.

                              Page 12


                            SIGNATURES


  Pursuant to the requirements of the Securities Exchange
  Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Owens & Minor, Inc.
                         (Registrant)


  Date      August 12, 1997       /s/ Ann Greer Rector
                                  Ann Greer Rector
                                  Senior Vice President &
                                  Chief Financial Officer


  Date      August 12, 1997       /s/ Olwen B. Cape
                                  Olwen B. Cape
                                  Vice President & Controller
                                  Chief Accounting Officer