Form 10-Q
period 1997-09-30
OWENS & MINOR INC/VA/
filed 1997-11-13
CIK 75252

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                               OR
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         The number of shares of Owens & Minor, Inc.'s common stock outstanding as of November 5, 1997 was 32,207,271 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                     Index

                                                                            Page

Part I.    Financial Information

           Consolidated Balance Sheets - September 30, 1997 and
           December 31, 1996                                                 3

           Consolidated Statements of Income - Three Months and
           Nine Months Ended September 30, 1997 and 1996                     4

           Consolidated Statements of Cash Flows - Nine Months
           Ended September 30, 1997 and 1996                                 5

           Notes to Consolidated Financial Statements                      6-8

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-11

Part II.   Other Information                                             11-13

Part I.  Financial Information

Item 1.  Financial Statements
                      Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets


(In thousands, except share data)                          September 30,          December 31,
(Unaudited)                                                    1997                  1996
                                                           -------------          ------------
Assets
Current assets
    Cash and cash equivalents                              $      671        $     743
    Accounts and notes receivable, net
        of allowance of $6,404 and $6,495                     180,083          147,243
    Merchandise inventories                                   282,782          281,839
    Other current assets                                       24,235           25,675
                                                            ---------          --------
    Total current assets                                      487,771          455,500
Property and equipment, net of accumulated
    depreciation of $40,186 and $35,242                        27,689           29,231
Excess of purchase price over net assets acquired, net
    of accumulated amortization of $17,161 and $13,752        163,957          167,366
Other assets, net                                              25,522           27,404
                                                           ----------        ---------
        Total assets                                       $  704,939        $ 679,501
                                                           ==========        ==========

Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                       $  247,727        $ 224,037
    Accrued payroll and related liabilities                     7,339            5,001
    Other accrued liabilities                                  36,790           33,472
                                                           ----------        -----------
    Total current liabilities                                 291,856          262,510
Long-term debt                                                154,200          167,549
Accrued pension and retirement plans                            5,285            7,042
                                                           ----------         -----------
    Total liabilities                                         451,341          437,101
                                                           ----------         ------------
Shareholders' equity
    Preferred stock, par value $100 per share;
        authorized - 10,000 shares
        Series A; Participating Cumulative
           Preferred Stock; none issued                            -                -
        Series B; Cumulative Preferred
           Stock; 4.5%, convertible; issued
           and outstanding - 1,150 shares                     115,000          115,000
    Common stock, par value $2 per share;
        authorized - 200,000 shares; issued and
        outstanding - 32,122 shares and 31,907 shares          64,244           63,814
    Paid-in capital                                             6,818            5,086
    Retained earnings                                          67,536           58,500
                                                           ----------        ----------
        Total shareholders' equity                             253,598          242,400
                                                           ----------        -----------
        Total liabilities and shareholders' equity          $  704,939        $ 679,501
                                                           ==========        ===========



          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                       Consolidated Statements of Income


(In thousands, except per share data)
(Unaudited)
                                                          Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                        ---------------------------         ---------------------------
                                                           1997             1996               1997             1996
                                                        ----------       ----------         ----------       ----------

Net sales                                           $     785,778    $     744,146      $   2,312,123    $   2,265,396
Cost of goods sold                                        706,897          669,660          2,080,099        2,042,220
                                                    -------------    -------------      -------------    --------------

Gross margin                                               78,881           74,486            232,024          223,176
                                                    -------------     ------------      --------------   --------------

Selling, general and administrative expenses               57,582           57,709            172,616          177,223
Depreciation and amortization                               4,507            4,016             13,044           12,017
Interest expense, net                                       3,928            4,283             11,634           15,057
Discount on accounts receivable securitization              1,649            1,889              5,002            4,484
                                                    -------------      ------------     -------------    -------------
Total expenses                                             67,666           67,897            202,296          208,781
                                                    -------------      ------------     --------------   -------------

Income before income taxes                                 11,215            6,589             29,728           14,395
Income tax provision                                        4,737            2,839             12,486            6,195
                                                    -------------       ------------    ---------------   -------------

Net income                                                  6,478            3,750             17,242            8,200

Dividends on preferred stock                                1,293            1,293              3,881            3,881
                                                    -------------        ------------   ---------------  -------------

Net income attributable to common stock             $       5,185    $       2,457      $      13,361    $       4,319
                                                    =============    ================   ===============  ==============



Net income per common share                         $        0.16    $        0.08      $        0.42    $        0. 14
                                                    =============    ================   ===============  ===============


Cash dividends per common share                     $       0.045    $       0.045      $       0.135    $       0.135
                                                    =============    ================   ===============  ================


Weighted average common shares
    and common share equivalents                           32,250           31,980             32,130           31,700
                                                    =============   =================   ===============   ================




          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


(In thousands)
(Unaudited)
                                                                 Nine Months Ended
                                                                   September 30,
                                                          ----------------------------------
                                                             1997                    1996
                                                          ----------              ----------

Operating Activities
Net income                                               $   17,242            $     8,200
Adjustments to reconcile net income to cash
    provided by operating activities
        Depreciation and amortization                        13,044                 12,017
        Provision for LIFO reserve                            2,150                  1,551
        Changes in operating assets and liabilities
           Accounts and notes receivable                    (32,657)               112,999
           Merchandise inventories                           (3,093)                29,985
           Accounts payable                                  38,778                (12,953)
           Net change in other current assets
               and current liabilities                        7,729                 15,854
        Other, net                                             (819)                 (1,417)
                                                          ----------               --------
Cash provided by operating activities                        42,374                166,236
                                                          ----------               ---------

Investing Activities
Additions to property and equipment                          (6,290)                (4,553)
Additions to computer software                               (3,115)                (5,397)
Proceeds from sale of property and equipment                  1,838                  5,372
                                                         -----------              ---------
Cash used for investing activities                           (7,567)                (4,578)
                                                         -----------              ----------

Financing Activities
Additions to long-term debt                                       -                150,000
Reductions of long-term debt                                (13,358)              (282,122)
Other short-term financing, net                             (15,088)               (22,471)
Cash dividends paid                                          (8,205)                (8,136)
Exercise of stock options                                     1,772                  1,511
                                                         -----------              ----------
Cash used for financing activities                          (34,879)              (161,218)
                                                         -----------              ----------

Net increase (decrease) in cash and cash equivalents            (72)                   440
Cash and cash equivalents at beginning of year                  743                    215
                                                         ----------               ----------
Cash and cash equivalents at end of period               $      671            $       655
                                                         ==========               ==========



          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


1.   Accounting Policies

     Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company) as of September 30, 1997 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1997 and 1996.

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

3.   Interim Gross Margin Reporting

     The Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and nine month periods ended September 30, 1997 and 1996 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Long Term Debt and Off Balance Sheet Financing

     In September, 1997 the Company renegotiated the terms of its Senior Credit Facility (Facility). The Facility expires in May, 2001 with interest based on, at the Companys discretion, the London Interbank Offered Rate (LIBOR) or the Prime Rate. The Company is charged a commitment fee of between 0.15% and 0.25%, depending upon the Companys capitalization ratio, on the unused portion of the Facility. The terms of the Facility limit the amount of indebtedness that the Company may incur, require the Company to maintain certain levels of tangible net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the Company to materially alter the character of the business through consolidation, merger or purchase or sale of assets.

     In October, 1997 the Companys accounts receivable financing facility (Receivables Financing Facility) was modified to reduce the term of the agreement from May, 1999 to October, 1998. The remaining terms of the Receivables Financing Facility are substantially the same as those in the agreement entered into in December, 1995 and modified in May, 1996.

5.   Condensed Consolidating Financial Information

     The following table presents condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.s Senior Subordinated 10-year Notes (Notes) (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for O&M Funding Corp.
     (OMF)); and OMF, Owens & Minor, Inc.s only non-guarantor subsidiary of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.


(In thousands)
  As of and for the              Owens
nine months ended              & Minor,      Guarantor
September 30, 1997               Inc.       Subsidiaries          OMF        Eliminations         Consolidated


Current assets             $   155,220      $   468,959      $    85,784     $    (222,192)    $       487,771
Noncurrent assets              306,129          225,898                -          (314,859)            217,168
                           -----------      -----------      -----------     --------------    ---------------
Total assets               $   461,349      $   694,857      $    85,784     $    (537,051)    $       704,939
                           ===========      ===========      ===========     ==============    ===============

Current liabilities        $     7,440      $   439,092      $    68,143     $    (222,819)    $       291,856
Noncurrent liabilities         154,200            5,285                -               -               159,485
Shareholders equity            299,709          250,480           17,641          (314,232)            253,598
                           -----------      -----------      -----------     --------------    ----------------
Total liabilities and
  shareholders equity      $   461,349      $   694,857      $    85,784     $    (537,051)    $       704,939
                           ===========      ===========      ===========     ===============   ================

Net sales                  $    11,646      $ 2,312,123      $    10,591     $     (22,237)    $     2,312,123
Expenses                        12,784        2,295,956            9,007           (22,866)          2,294,881
                           -----------      -----------      -----------     ---------------   ----------------
Net income (loss)          $    (1,138)     $    16,167      $     1,584     $         629     $        17,242
                           ===========      ===========      ===========     ===============   ================



As of and for the               Owens
nine months ended              & Minor,    Guarantor
September 30, 1996               Inc.     Subsidiaries           OMF         Eliminations     Consolidated
------------------               ----     ------------           ---         ------------     ------------



Current assets             $   191,572    $    446,930     $     53,892     $    (227,236)  $       465,158
Noncurrent assets              306,791         237,486                -          (314,859)          229,418
                           -----------    ------------     ------------    ---------------  ----------------
Total assets               $   498,363    $    684,416     $     53,892     $    (542,095)  $       694,576
                           ===========    ============     ============     ==============  =================


Current liabilities        $     6,261    $    436,425     $      38,451    $   (227,860)   $       253,277
Noncurrent liabilities         181,900          19,187                -                -            201,087
Shareholders equity            310,202         228,804           15,441         (314,235)           240,212
                           -----------    ------------     ------------    ---------------  ----------------
Total liabilities and
  shareholders equity     $    498,363    $    684,416     $      53,892    $   (542,095)   $       694,576
                           ===========    ============     ============     ==============  =================

Net sales                  $    18,014    $  2,265,396     $       7,911    $    (25,925)   $     2,265,396
Expenses                        17,937       2,258,732             7,076         (26,549)         2,257,196
                           -----------    ------------     ------------    ---------------  ----------------
Net income                 $        77    $      6,664     $         835    $        624    $         8,200
                           ===========    ============     ============     ==============  =================




Item 2.                          Owens & Minor, Inc. and Subsidiaries
                          Management's Discussion and Analysis of Financial
                                  Condition and Results of Operations

The following management discussion and analysis describes material changes in the Companys financial condition since December 31, 1996. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and managements discussion and analysis of financial condition and results of operations included in the Companys 1996 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1996.

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

Results of Operations
Third quarter and first nine months of 1997 compared with 1996

Net sales. Net sales increased 5.6% to $785.8 million in the third quarter of 1997 from $744.1 million in the third quarter of 1996. Net sales increased 2.1% to $2,312.1 million in the first nine months of 1997 from $2,265.4 million in the first nine months of 1996. The increase in sales was a result of several new sales agreements signed during the first half of 1997, and penetration of existing accounts. The Company continues its emphasis on initiatives to increase profitable sales while continuing its efforts to reduce unprofitable sales and therefore increase the overall profitability of the Company. The Company will continue this commitment to profitable sales growth and has entered into several new agreements in 1997 that will provide an opportunity for such future growth, although such growth cannot be assured.

In August, 1997 the Company entered into a new three-year contract with VHA Inc.
(VHA) to provide distribution services to VHAs member hospitals and primary care facilities. Net sales to member hospitals under contract with VHA Inc. totaled approximately $926 million and $910 million for the nine month periods ended September 30, 1997 and 1996, approximately 40% of the Companys total net sales. Under this contract, the Company will distribute medical and surgical supplies and pursue growth opportunities with VHAs member hospitals and primary care facilities.

Gross margin. Gross margin as a percentage of net sales of 10.0% in the third quarter of 1997 is unchanged from the third quarter of 1996. Gross margin as a percentage of net sales increased to 10.0% in the first nine months of 1997 from 9.9% in the first nine months of 1996. The improvement has been a result of the Companys efforts to reduce unprofitable sales by negotiating price increases where appropriate or reducing sales to unprofitable customers. Also, the improvement has been the result of product and supplier standardization. The Company will continue to focus on maintaining margin levels through its continued emphasis on profitable sales and standardization of suppliers and products.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased to 7.3% in the third quarter of 1997 from 7.8% in the third quarter of 1996 and decreased to 7.5% in the first nine months of 1997 from 7.8% in the first nine months of 1996. This decline was a result of many cost-saving initiatives, including the reduction of over 100 full-time equivalent employees since September 30, 1996; the reduction in the cost of employee retirement plans; the more cost effective utilization of computer resources; the implementation of improved inventory management systems; the continuing automation of administrative functions through the utilization of electronic data interchange; and the refocus on best practices within the Company. The results of these initiatives will be partially offset by costs associated with computer system changes required to accommodate the year 2000.

Depreciation and amortization. Depreciation and amortization increased by 12.2% in the third quarter of 1997 compared to the third quarter of 1996 and increased by 8.5% in the first nine months of 1997 compared to the first nine months of 1996. This increase was due primarily to the Company's continued investment in information technology. The Company anticipates similar increases in depreciation and amortization for the remainder of 1997 associated with additional capital investment in this area.

Interest expense, net and discount on accounts receivable securitization (financing costs). Financing costs, net of finance charge income of $0.5 million and $1.1 million in the third quarter of 1997 and 1996, respectively, decreased to $5.6 million in the third quarter of 1997 from $6.2 million in the third quarter of 1996. Financing costs, net of finance charge income of $2.3 million and $3.5 million in the first nine months of 1997 and 1996, respectively, decreased to $16.6 million in the first nine months of 1996 from $19.5 million in the first nine months of 1996. The decline in financing costs has been a result of the Companys ability to reduce working capital requirements by substantially completing the implementation of its client/server-based inventory forecasting system and strengthening its accounts receivable collection procedures. As a result of the reduction in working capital requirements, the Company has reduced outstanding borrowing by approximately $75.8 million since September 30, 1996. Additionally, during 1996, the Company completed a refinancing plan that, in addition to the Companys improved financial performance, reduced the effective rate of its outstanding financing. The Company will continue to take action to reduce financing costs by continuing its working capital reduction initiatives, although the future results of these initiatives cannot be assured.

Income taxes. The Company had an income tax provision of $12.5 million in the first nine months of 1997 (representing an effective tax rate of 42.0%) compared with $6.2 million in the first nine months of 1996 (representing an effective tax rate of 43.0%). The decline in the effective tax rate is due primarily to increased income before taxes reducing the impact of nondeductible goodwill amortization.

Net income. Net income increased $2.7 million in the third quarter of 1997 compared to the third quarter of 1996. Net income increased $9.0 million in the first nine months of 1997 compared to the first nine months of 1996. The increase was primarily due to the initiatives previously discussed related to gross margin, SG&A expenses and financing costs. Although the trend has been favorable and the Company continues to pursue these and other initiatives, the future impact on net income cannot be assured.

Financial Condition, Liquidity and Capital Resources

Liquidity. The Company's liquidity position improved significantly during the first nine months of 1997 compared to the first nine months of 1996. Outstanding financing was reduced $75.8 million to $249.8 million at September 30, 1997 from $325.6 million at September 30, 1996 and $43.7 million from $293.5 million on December 31, 1996. The capitalization ratio (excluding the impact of the off balance sheet accounts receivable securitization) decreased to 49.6% at September 30, 1997 from 57.5% at September 30, 1996 and from 54.8% at December 31, 1996. The improvement was the result of reduced working capital requirements and increased earnings.

The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. At September 30, 1997, the Company had approximately $220.8 million of unused credit under its revolving credit facility and $30.6 million under its accounts receivable financing facility.

Working Capital Management. During the first nine months of 1997, the Companys working capital management improved significantly compared to the first nine months of 1996. Inventory turnover improved to 9.6 in the third quarter of 1997 from 9.0 in the third quarter of 1996 and from 9.4 in the fourth quarter of 1996. This improvement was due to the implementation of the Com-pany's client/server-based inventory forecasting system and the initiative to reduce the number of items from multiple manufacturers distributed by the Company. The Company has also reduced accounts receivable days sales outstanding (excluding the impact of the off balance sheet accounts receivable securitization) to 31.6 days in the third quarter of 1997 from 33.9 days in the fourth quarter of 1996. This reduction has been achieved through strengthening the Company's methods of monitoring and enforcing contract payment terms and basing a portion of its sales force incentives on reducing days sales outstanding. The Company will focus on maintaining these working capital management measurements, although the results of its efforts cannot be assured.

Capital Expenditures. Capital expenditures were approximately $9.4 million in the first nine months of 1997, of which approximately $5.9 million was for computer systems. The Company expects to continue to invest in technology for the foreseeable future as the most cost effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

Recent Accounting Pronouncements

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 prescribes the computation, presentation and disclosure requirements for earnings per share. This standard is effective for reporting periods ending after December 15, 1997. Management believes the adoption of this new standard will not have a material impact on the results of operations of the Company.


Part II.  Other Information

Item 1.  Legal Proceedings

As of October 31, 1997, Stuart Medical, Inc. (Stuart), which was acquired by the Company in May, 1994, had been named as a defendant along with product manufacturers, distributors, healthcare providers, trade associations and others in approximately 136 lawsuits, filed in various federal and state courts (the Cases). The Cases represent the claims of approximately 143 plaintiffs claiming personal injuries and approximately 73 spouses asserting claims for loss of consortium. The Cases seek damages for personal injuries allegedly attributable to spinal fixation devices. The great majority of the Cases seek compensatory and punitive damages in unspecified amounts.

Prior to December 1992, Stuart distributed spinal fixation devices manufactured by Sofamor SNC, a predecessor of Sofamor Danek Group, Inc. (Sofamor Danek). Approximately a third of the claims involve plaintiffs implanted with spinal fixation devices manufactured by Sofamor Danek. Such plaintiffs allege that Stuart is liable to them under applicable products liability law for injuries caused by such devices distributed and sold by Stuart. In addition, such plaintiffs allege that Stuart distributed and sold the spinal fixation devices through deceptive and misleading means and in violation of applicable law. In the remaining Cases, plaintiffs seek to hold Stuart liable for injuries caused by other manufacturers devices that were neither distributed nor sold by Stuart. Such plaintiffs allege that Stuart engaged in a civil conspiracy and concerted action with manufacturers, distributors and others to promote the sale of spinal fixation devices through deceptive and misleading means and in violation of applicable law. Stuart never manufactured any spinal fixation devices. The Company believes that affirmative defenses are available to Stuart. All Cases filed against Stuart have been, and will continue to be, vigorously defended.

A majority of the Cases have been transferred to, and consolidated for pretrial proceedings, in the Eastern District of Pennsylvania in Philadelphia under the style MDL Docket No. 1014: In re Orthopedic Bone Screw Products Liability Litigation. Discovery proceedings, including the taking of depositions have been ongoing in certain of the Cases, and, in a number of Cases, discovery has been completed and these Cases have been remanded back for trial to those jurisdictions where they were originally filed. As no Case has yet been prepared for trial involving the Company, the Company is unable at this time to determine with certainty whether or not Stuart may be held liable.

In October 1997, the presiding judge entered an order approving a settlement agreement between one manufacturer of spinal fixation devices, AcroMed Corporation (AcroMed), and the plaintiffs legal committee in the multi-district litigation. Under the proposed terms of the settlement, AcroMed would establish a settlement fund consisting of $100 million in cash and the proceeds of its product liability insurance coverage. Stuart did not distribute devices manufactured by AcroMed and is not a party to the AcroMed settlement. It is anticipated that nonsettling defendants, including other manufacturers and distributors, will appeal the approval of the settlement.

The Company believes that Stuart may be named as a defendant in additional similar cases in the future as a result of the pending AcroMed settlement or as statutes of limitations approach expiration.

Based upon managements analysis of indemnification agreements between Stuart and Sofamor Danek, the manufacturer of the devices distributed by Stuart, the Company believes that Stuart is entitled to indemnification by Sofamor Danek at least with respect to claims brought by plaintiffs implanted with devices manufactured by Sofamor Danek. Such Cases are being defended by Stuarts insurance carriers. Regarding those Cases filed by plaintiffs implanted with other manufacturers devices, one of Stuarts primary insurance carriers has notified a representative of the former shareholders of Stuart that it will withdraw its provision of defense of such Cases and another one of Stuarts primary insurance carriers has notified a representative of the former shareholders of Stuart that it has declined to provide a defense for such Cases, in both instances asserting that such Cases involve only conspiracy and concerted action claims. The former shareholders of Stuart are contesting the insurance companies withdrawal and declination of the defense of such Cases. The Company and Stuart are also contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by the Company or Stuart in connection with the foregoing litigation. The
Company believes that Stuarts available insurance coverage together with the indemnification rights discussed above are adequate to cover any losses should they occur, and accordingly has accrued no liability therefor. Except as set forth above, the Company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that Sofamor Danek and the former shareholders will have sufficient financial resources in the future to meet such obligations.

The Company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the Companys financial condition or results of operation.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Item 601 Exhibits

         Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

     (b) Report on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter for which this Report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Owens & Minor, Inc.
                                            (Registrant)


Date      November 13, 1997                 /s/ Ann Greer Rector
                                            -------------------
                                            Ann Greer Rector
                                            Senior Vice President &
                                            Chief Financial Officer


Date      November 13, 1997                 /s/ Olwen B. Cape
                                            -----------------
                                            Olwen B. Cape
                                            Vice President & Controller
                                            Chief Accounting Officer

                                 Exhibit Index

Exhibit #

4 Credit Agreement dated as of September 15, 1997 by and among Owens & Minor, Inc., certain of its subsidiaries, the various banks and lending institutions identified on the signature pages hereto, NationsBank, N.A., as agent, Bank of America NT and SA and Crestar Bank, as co-agents, and NationsBank, N.A., as administrative agent

10(a)    Owens & Minor, Inc. Management Equity Ownership Program

10(b) First Amendment dated as of October 17, 1997 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association

10(c) First Amendment dated as of October 17, 1997 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America National Trust and Savings Association

10(d) Form of Enhanced Authorized Distribution Agency Agreement dated as of August 20, 1997 between VHA, Inc. and Owens & Minor*

27       Financial Data Schedule




* The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.