Form 10-K
period 1997-12-31
OWENS & MINOR INC/VA/
filed 1998-03-30
CIK 75252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 1997

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


                                                        Name of each exchange on
Title of each class                                         which registered
Common Stock, $2 par value                               New York Stock Exchange
Preferred Stock Purchase Rights                          New York Stock Exchange
10 7/8% Senior Subordinated Notes due 2006               New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $485,161,882 as of March 3, 1998. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.

    The number of shares of the Company's Common Stock outstanding as of March 3, 1998 was 32,392,391 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Owens & Minor, Inc. definitive Proxy Statement for the 1998 Annual Meeting of Shareholders (the 1998 Proxy Statement) are incorporated by reference into Part III of this Form 10-K. With the exception of the specific information referred to in Items 10, 11 and 12 hereof with respect to the 1998 Proxy Statement, the 1998 Proxy Statement is not deemed to be filed as a part of this report.

                               TABLE OF CONTENTS
                                      and
                             CROSS REFERENCE SHEET


                                                                        Page Number(s)
                                                                        --------------
                                                                  Form               Proxy
                                                                  10-K             Statement
                                                                  -----            ---------
PART I
      Item 1      Business                                         2 -  9
      Item 2      Properties                                            9
      Item 3      Legal Proceedings                                    10
      Item 4      Submission of Matters to a
                    Vote of Security Holders                           10
PART II
      Item 5      Market for Registrant's Common
                    Equity and Related Stockholder
                    Matters                                            14
      Item 6      Selected Financial Data                              15
      Item 7      Management's Discussion and
                    Analysis of Financial
                    Condition and Results
                    of Operations                                 16 - 21
      Item 8      Financial Statements and
                    Supplementary Data                            22 - 46
      Item 9      Changes in and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                           47
PART III

 *    Item 10     Directors and Executive Officers
                     of the Registrant                                 47              5 - 8
 *    Item 11     Executive Compensation                               47         18 - 20, 24

 *    Item 12     Security Ownership of Certain
                    Beneficial Owners and
                    Management                                         47             16 - 17
      Item 13     Certain Relationships and
                    Related Transactions                               47
PART IV
      Item 14     Exhibits, Financial Statement
                    Schedules, and Reports on
                    Form 8-K                                           48


                * Information related to this item is hereby incorporated by reference to the 1998 Proxy Statement.

                              OWENS & MINOR, INC.

                                     PART I


Item 1.  Business

Company Overview

Owens and Minor, Inc. and subsidiaries (the Company or O&M) is one of the two largest distributors of medical and surgical supplies in the United States. The Company stocks and distributes approximately 140,000 finished medical and surgical products produced by approximately 2,400 suppliers to approximately 4,000 customers from 45 distribution centers nationwide. The Company's customers are primarily acute care hospitals and hospital-based systems, which account for more than 90% of the Company's net sales, and also include alternate care facilities such as clinics, surgery centers, rehabilitation facilities, nursing homes, physicians' offices and home healthcare. The majority of the Company's sales consist of dressings, endoscopic products, intravenous products, disposable gloves, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products. The Company was incorporated in Virginia on December 7, 1926 as a successor to a partnership founded in Richmond, Virginia in 1882.

The Company has significantly expanded its national presence over the last five years. This expansion resulted from both internal growth and acquisitions, including the May 1994 acquisition of Stuart Medical, Inc. (Stuart), then the third largest distributor of medical and surgical supplies in the United States with 1993 net sales of approximately $890.5 million. Since 1992, the Company has grown from 29 medical distribution centers serving 37 states to 45 distribution centers serving 50 states and the District of Columbia.

The Company is committed to providing its customers and suppliers with the most responsive, efficient and cost effective distribution system for the delivery of medical and surgical products and services. To meet this commitment, the Company has implemented the following strategy: (i) maintain the highest quality of service; (ii) provide its customers with information management services and cost containment solutions to their inventory management needs; and (iii) provide value-added services to major healthcare networks and suppliers.

Industry Overview

Distributors of medical and surgical supplies provide a wide variety of medical and surgical products to healthcare providers, including hospitals and hospital-based systems, integrated healthcare networks (IHNs) and alternate care providers. In recent years, the medical/surgical supply distribution industry has grown due to the rising consumption of medical supplies. The increase in consumption has been the result of an aging population and emerging medical technology resulting in new healthcare procedures and products. This increasing reliance is driven by customers seeking to take advantage of cost savings achievable through the use of distributors. The healthcare industry has also been characterized by the consolidation of healthcare providers into larger and more sophisticated entities that are increasingly seeking lower procurement costs and incremental services through a broad distribution network capable of supplying their inventory management needs. In recent years, major acute care hospitals have become hospital consolidators, aligning with or acquiring any number of outpatient and long-term care facilities to form integrated healthcare networks, or IHNs. As a whole, these IHNs provide a full continuum of inpatient, outpatient and long-term care. As a result, these hospital consolidators are looking for partners to fulfill the distinct order management and distribution needs for their entire network.

The traditional role of a distributor involves warehousing and delivering medical and surgical supplies to a customer's loading dock. Increasingly, distributors have assumed the additional roles of assisting their partners to operate as a more unified network and as asset managers. The quality of information generated by a national distributor, in terms of its ability to discern utilization patterns across a broad spectrum of products, customers and locations, is more useful to both suppliers and customers than that of smaller distributors. Larger distributors are offering a wide array of customized asset management services, including enhanced inventory management services that provide a continuous inventory replenishment process (CRP), asset management consulting and stockless and just-in-time inventory programs. These services have been built upon the large distributors' capabilities to develop and manage large databases of information with the flexibility to interact with various customer needs.

Customers

The Company currently markets its distribution services to several types of healthcare providers, including hospitals, IHNs and alternate care providers. O&M contracts with these providers directly and through national healthcare networks (Networks) and group purchasing organizations (GPOs).

National Healthcare Networks and Group Purchasing Organizations. Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain pricing and other benefits that the individual members may not be able to obtain. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to obtain services from medical/surgical supply distributors ranging from discounted product pricing to logistical and clinical support in exchange for a fee. Networks and GPOs negotiate directly with both medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships.

Because the combined purchasing volumes of their member institutions are very large, Networks and GPOs have the buying power to negotiate price discounts for the most commonly used medical and surgical products and for logistical services. Accordingly, O&M believes that successful relationships with Networks and GPOs are central to the Company's ability to maintain market share. Sales to the Company's top five Network or GPO customers represented approximately 78% of its net sales in 1997.

Networks and GPOs do not issue purchase orders or collect funds on behalf of their members and they cannot ensure that members will purchase their supplies from a given supplier. However, the buying power of Networks and GPOs is such that they are able to negotiate price discounts without having to guarantee minimum purchasing volumes. Members may belong to more than one Network or GPO, and they are also free to negotiate directly with distributors and suppliers. As a result, healthcare providers often select the best pricing and other benefits from among those offered through several Networks and GPOs. Most Networks and GPOs do not compel members to use O&M when it is the Network's or the GPO's primary distributor. O&M believes that, in such circumstances, the incentives for Network or GPO members to buy supplies through the Network's or GPO's contract with the Company are strong, and that these contracts yield significant sales volumes. The Company plans to continue to maintain and strengthen its relationships with selected Networks and GPOs as a means of securing its leading market position. Since 1985, the Company has been a distributor for VHA Inc., one of the largest provider networks for not-for-profit hospitals, representing over 1,500 healthcare organizations. Sales to members of VHA Inc. represented approximately 40% of the Company's net sales in 1997.

Integrated Healthcare Networks. An IHN is an organization which is composed of several healthcare facilities that jointly offer a variety of healthcare services in a given market. These providers may be individual not-for-profit or investor-owned entities that are joined by a formal business arrangement, or they may all be part of the same legal entity. An IHN is distinguished by the fact that it is typically a network of different types of healthcare providers that are strategically located within a defined service area and seeks to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. Although an IHN may include alternate care facilities, hospitals are usually the key component of any IHN.

O&M believes that IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital, O&M's traditional customer, as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, O&M believes that the providers' shared economic interests create strong incentives for participation in distribution contracts which are established at the system level. Additionally, single-entity IHNs are usually committed to using the primary distributor designated at the corporate level because they are all part of the same legal entity. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M's enhanced inventory management and other value-added services.

Since 1994, the Company has been the primary distributor for Columbia/HCA Healthcare Corporation (Columbia/HCA), an investor-owned system of hospitals and alternate care facilities. The Company provides distribution and other inventory management services to Columbia/HCA hospitals and alternate care facilities. Columbia/HCA is the Company's largest IHN customer, owning over 300 hospitals and over 600 alternate care providers throughout the United States. Net sales to Columbia/HCA represented approximately 11% of the Company's net sales in 1997. Columbia/HCA has announced a reorganization plan which includes a divestiture of certain assets to third parties and spin-off of certain other assets. Under certain circumstances, the Company would have the opportunity to maintain its customer partnership with the divested businesses; however, the Company is unable to estimate the effect of this anticipated reorganization upon its results of operations.

Individual Providers. In addition to contracting with healthcare providers at the IHN level and indirectly through Networks and GPOs, O&M contracts directly with healthcare providers. In 1997, not-for-profit hospitals represented a majority of these facilities.

Contracts and Pricing

Industry practice is for healthcare providers to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. Contracts in the medical and surgical supply distribution industry establish the price at which products will be distributed, but generally do not require minimum purchase volumes by customers and are terminable by the customer upon short notice. Accordingly, most of the Company's contracts with customers do not guarantee minimum sales volumes.

The majority of the Company's contracts compensate the Company on a fixed cost-plus percentage basis under which a negotiated percentage distributor fee is added to the product cost agreed to by the customer and the supplier. The Company also sells products on a variable cost-plus percentage basis that varies according to the services rendered, the dollar volume of purchases and the percentage of the institution's total purchase volume that is directed to the Company. Under this type of pricing, as the Company's sales to an institution grow, the cost-plus pricing charged to the customer decreases. Additionally, the Company has contracts that charge incremental fees for additional distribution and enhanced inventory management services, such as frequent deliveries and distribution of products in small units of measure. Although the Company's marketing and sales personnel based in the distribution centers negotiate local contracts and pricing levels with customers, management has established minimum pricing levels and a contract review process.



Services

The Company's core competency is the timely and accurate delivery of bulk medical and surgical supplies at a low cost. In addition to these core distribution services, the Company offers flexible delivery alternatives supported by inventory management services to meet the varying needs of its customers.

The Company's information technology (IT) systems enable the Company to offer its customers the following services to minimize their inventory holding requirements:

     o PANDAC(R). The PANDAC(R) wound closure management system provides customers with an accurate evaluation of their current wound closure inventories and usage levels in order to reduce costs for wound closure products. The Company guarantees that PANDAC(R) will generate a minimum of 5% savings in total wound closure inventory expenditures during its first year of use.

     o CostTrack. CostTrack is an activity-based costing and pricing model that allows management to identify the cost-drivers in specific distribution activities, giving customers the information they need to make decisions about the distribution services they require. CostTrack is also used to price value-added services accurately.

     o Focus on Consolidation, Utilization & Standardization (FOCUS). The FOCUS program drives standardization and consolidation that increases the volume of purchases from our most efficient suppliers and provides operational benefit for customers.

     o Decision Support System (DSS). DSS enables the Company to customize and analyze information for its customers so that they can make better, well-supported business decisions. Through distribution activities, the Company collects and stores a wealth of information about customers' product usage, ordering patterns and contractual agreements with suppliers. This leading-edge technology enables comparisons of information about product usage, ordering and pricing for each of the facilities within an integrated healthcare network. With this information in hand, a customer can standardize all facilities on the right products at the lowest cost.

Information Technology

O&M makes major investments each year in IT to improve operational efficiency, enhance business decision making, and support supply-chain management initiatives with customers and suppliers.

Electronic Data Interchange (EDI) is an integral part the Company's IT and business strategy, and the Company is at the forefront in using electronic commerce technologies with customers and suppliers for efficient purchasing, invoicing, funds transfer, and contract pricing. Computer-to-computer transfer of data through EDI significantly reduces the paperwork and manual effort required to process business transactions and is a key contributor to the Company's operational efficiency. With the rapid evolution of the Internet, the Company is responding in 1998 with the introduction of an electronic product catalog and an Internet-based direct ordering system for use by customers.

A highlight of 1997 was the introduction of the Company's data warehousing and DSS. This national award winning system gives users throughout the Company the ability to access a repository of business data for ad hoc reporting and analysis. Selected customers are also using the DSS information to make cost saving decisions related to product standardization and utilization. In 1998, the DSS capabilities will be made available to customers and suppliers.

Currently, the majority of the Company's computing needs are met by traditional mainframe-based software applications. A new inventory forecasting system implemented during 1996 was the Company's first client/server application and the Company continues to enhance this inventory forecasting system. In 1998, O&M will be undertaking a major initiative to implement a new client/server warehouse management system in all operating Divisions. This new system will enable the Company to standardize warehousing business practices across the country as well as to continue to promote operational efficiency.

The Company is well on its way to ensuring that its systems are date compliant for the next millennium. Work is under way to either replace, repair or retire computer hardware, system software, and business applications as needed to ensure Year 2000 compliance. The Company is also working closely with customers and suppliers to ensure that they have developed plans to address the Year 2000 issue. The Company expects that its Year 2000 remediation efforts will be substantially complete by the end of the first quarter of 1999.

Sales and Marketing

The Company's sales and marketing force is organized on a decentralized basis in order to provide individualized services to customers by giving the local sales force at each distribution center the discretion to respond to customers' needs quickly and efficiently. The sales and marketing force, which is divided into three tiers, consists of approximately 240 locally based sales personnel. In order to ensure that all of the Company's customers receive high levels of customer service, each tier of the sales force is dedicated to specific functions, including: developing relationships with large hospitals, IHN customers and alternate site customers; targeting increased penetration of existing accounts; and providing daily support services. Corporate personnel and IT employees work closely with the local sales force to support the marketing of O&M's inventory management capabilities and the strengthening of customer relationships.

All division sales and marketing personnel receive performance based compensation aligned with customer satisfaction and O&M's expectations. In addition, the Company, with the support of its suppliers, emphasizes quality and IT in comprehensive training programs for its sales and marketing force to sharpen customer service skills. In order to respond rapidly to their customers' needs, all marketing and sales personnel are equipped with laptop computers that provide access to (i) order, inventory and payment status, (ii) customized reporting and data analysis and (iii) computer programs, such as CostTrack and PANDAC(R).

Suppliers

The Company is the only national distributor that does not manufacture or sell products under its own label, and believes that this independence has enabled it to develop strong and mutually beneficial relationships with its suppliers. The Company believes that its size, strong, long-standing relationships and independence enable it to obtain attractive terms and incentives from suppliers. These terms and incentives contribute significantly to the Company's gross margin.

The Company has long-standing relationships with virtually all major suppliers of medical and surgical supplies. Approximately 20% of the Company's net sales in 1997 were sales of Johnson & Johnson Hospital Services, Inc. products.

Asset Management

Inventory

Due to the Company's significant investment in inventory to meet the rapid delivery requirements of its customers, efficient asset management is essential to the Company's profitability. O&M maintains inventories of approximately 140,000 finished medical and surgical products produced or distributed by approximately 2,400 suppliers. The significant and ongoing healthcare product and procedural changes challenge distributors and healthcare providers to create more efficient inventory management systems.

The Company has responded to these ongoing changes by developing IT and improving warehousing techniques, including the use of radio-frequency hand-held computers and bar-coded labels that identify location, routing and inventory picking and replacement, which allow the Company to monitor inventory throughout its distribution systems. The Company has implemented additional programs to manage inventory including a client/server based inventory forecasting system, warehouse slotting and reconfiguration techniques, CRP and FOCUS. The forecasting system uses historical information to analyze current and historic trends to reduce the cost of carrying unnecessary inventory and to increase inventory turnover. CRP, which utilizes computer-to-computer interfaces, allows suppliers to monitor daily sales and inventory levels so that they can automatically and accurately replenish the Company's inventory. The FOCUS program is the Company's product standardization and consolidation initiative. By increasing the volume of purchases from our most efficient suppliers, the Company reduces operational costs for its customers, its suppliers and itself. To qualify as a FOCUS partner, the Company requires participating suppliers to satisfy minimum requirements, such as automated purchasing, exceeding minimum fill rates and offering a flexible returned goods policy.

Accounts Receivable

The Company's credit practices are consistent with those of other medical/surgical distributors. The Company actively manages its accounts receivable to minimize credit risk and does not believe that credit risk associated with accounts receivable poses a significant risk to its results from operations.

Distribution

The Company employs a decentralized approach to sales and customer service, operating 45 distribution centers throughout the United States. The Company's distribution centers currently provide products and services to customers in 50 states and the District of Columbia. The range of products and customer and administrative services provided by a particular distribution facility are determined by the characteristics of the market it serves. Most distribution centers are managed as separate profit centers. Most functions, including purchasing, customer service, warehousing, sales, delivery and basic financial tasks, are conducted at the distribution center and are supported by corporate personnel. Although the Company continues to seek opportunities to reduce costs, it still supports the belief that the decentralized nature of its distribution system provides customers with flexible and individualized service and contributes to overall cost reductions.

The Company delivers most medical and surgical supplies with a leased fleet of trucks. Parcel services are used to transport all other medical and surgical supplies. Distribution centers generally service hospitals and other customers within a 100 to 150 mile radius. The frequency of deliveries from distribution centers to principal accounts varies by customer account.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors, the Company, Allegiance Corporation and McKesson Corp., which acquired General Medical Corporation in February 1997. The industry also includes Bergen Brunswig Corp., a smaller national distributor, and a number of regional and local distributors. Competition within the medical/surgical supply distribution industry exists with respect to total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, efficient computer communication capabilities, services provided, breadth of product line, inventory management including the benefits of information technology and the ability to meet special requirements of customers.

The Company believes its decentralized approach to distribution offers it a unique competitive advantage. Not only can the Company compete with large national distributors with its economies of scale, but also with its decentralized distribution process, the Company offers a higher level of customer service by being located near the customer thus allowing the Company to effectively compete with the smaller local distributors.

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of the Company's distribution centers is licensed to distribute medical and surgical supply products as well as certain pharmaceutical and related products. The Company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Drug Enforcement Agency, the Occupational Safety and Health Administration, state boards of pharmacy and, in certain areas, state boards of health. The Company believes that it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

The current government focuses on healthcare reform and the escalating cost of medical care has increased pressures on all participants in the healthcare industry to reduce the costs of products and services. The Company does not believe that the continuation of these trends will have a significant effect on the Company's results of operations or financial condition.

Employees

As of December 31, 1997, the Company employed approximately 3,000 full and approximately 90 part-time employees. Approximately 35 employees are currently covered by a collective bargaining agreement at one of the Company's distribution centers. The Company believes that its relations with its employees are good.

O&M believes that on-going employee training is critical to employee performance. The Company emphasizes quality and technology in training programs designed to increase employee efficiency by sharpening overall customer service skills and by focusing on functional best practices.

Item 2.      Properties

The corporate headquarters of the Company is located in western Henrico County, in a suburb of Richmond, Virginia, in leased facilities. The Company owns two undeveloped parcels of land, which are adjacent to the Company's corporate headquarters. In 1997, the Company sold an office/warehouse facility in Sanford, Florida.

The Company leases offices and warehouses for its 45 distribution centers in 43 cities throughout the United States. In 1997, the Company opened one new distribution center, relocated one distribution center, and expanded one distribution center. Three distribution centers were consolidated into existing locations. In 1998, expansions or reductions are planned for four to five facilities to meet current and anticipated business needs. The Company does not expect to close any facilities during 1998.

The Company continuously evaluates the efficiency of its distribution system. The Company believes that its facilities are adequate to carry on its business as currently conducted. All of the Company's distribution centers are leased from unaffiliated third parties. A number of the leases related to the above properties are scheduled to terminate within the next several years. The Company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Item 3.      Legal Proceedings

Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 14 - Legal Proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

Executive and Other Officers of the Registrant

Identification of Executive and Other Officers

Following are the names and ages, as of December 31, 1997, of the executive and other officers of Owens & Minor, Inc., their positions and summaries of their backgrounds and business experience. Olwen B. Cape, a new officer, was elected by unanimous consent of the Board of Directors effective June 9, 1997. Also, Mark R. Gordon and Jack M. Clark, both new officers, were elected at the Board of Directors meeting on October 27, 1997. All of the other officers, including new officers, Gloria M. Farrow and F. Lee Marston, were elected at the annual meeting of the Board of Directors held on April 29, 1997. All officers have been elected to serve until the 1998 Annual Meeting of the Board of Directors, or such time as their successors are elected.

G. Gilmer Minor, III, age 57, has been employed by the Company since 1963 and has served as President since 1981 and Chief Executive Officer since 1984. In May 1994, he was elected Chairman of the Board. Mr. Minor also serves as a member of the Boards of Directors of Crestar Financial Corporation and Richfood Holdings, Inc.

Craig R. Smith, age 46, has been employed by the Company since 1989. From 1990 to 1992, Mr. Smith served as Group Vice President for the western region. In January 1993, Mr. Smith assumed the responsibilities of Senior Vice President, Distribution. Later in 1993, Mr. Smith assumed the new role of Senior Vice President, Distribution and Information Systems, and in 1994, he was elected Executive Vice President, Distribution and Information Systems. In February 1995, Mr. Smith was promoted to Chief Operating Officer.

Henry A. Berling, age 55, has been employed by the Company since 1966. Mr. Berling was employed by the Company in the Medical/Surgical Division and was elected Vice President in 1981 and Senior Vice President, Sales and Marketing, in 1987. In 1989, he was elected Senior Vice President and Chief Operating Officer. In 1991, Mr. Berling assumed a new role as Senior Vice President, Sales and Distribution. In 1992, Mr. Berling assumed the role of Senior Vice President, Sales and Marketing and in 1994, he was elected Executive Vice President, Sales and Customer Development. In May 1995, Mr. Berling was elected Executive Vice President, Partnership Development. In August 1996, Mr. Berling assumed an additional role and became Executive Vice
President, Partnership Development and Chief Sales Officer. In 1998, his title was changed to Executive Vice President, Partnership Development. Mr. Berling has been a member of the Board of Directors since January 1998.

Drew St. J. Carneal, age 59, has been employed by the Company since 1989 when he joined the Company as Vice President and Corporate Counsel. In 1989, he was elected Secretary, and in March 1990, Senior Vice President, Corporate Counsel and Secretary. In May 1995, the title Corporate Counsel was changed to General Counsel.

Jack M. Clark, age 47, joined the Company in November 1997 as Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Clark was employed by Campbell Soup Company from 1996 to 1997, serving as Vice President, U.S. Sales and Marketing. From 1982 to 1996, he was employed by Coca-Cola USA where his last position was Area Vice President.

Gloria M. Farrow, age 50, joined the Company in April 1997 as Senior Vice President and Managing Director, Human Resources. Prior to joining the Company, Ms. Farrow was employed by Allstate Insurance Company from 1973 to 1996 in various positions including Assistant Vice President, Corporate Human Resources.

Mark R. Gordon, age 44, joined the Company in November 1997 as Senior Vice President, Strategic Planning and Business Development. Prior to joining the Company, Mr. Gordon was employed by The Proctor & Gamble Company from 1979 to 1997, serving in various positions including Vice President-Latin America and Corporate Officer.

James L. Grigg, age 50, joined the Company in June 1996 as Senior Vice President, Product. In August 1996, Mr. Grigg assumed an additional role and became Senior Vice President, Supply Chain Management. Prior to joining the Company, Mr. Grigg was employed by FoxMeyer Health Corp. from November 1992 to May 1996 serving as Vice President, Trade Relations and Product Management.

F. Lee Marston, age 44, joined the Company in April 1997 as Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Marston was President of The Logistics Technology Group, a company he founded, from 1996 to 1997. From 1993 to 1996 he directed the logistics information systems practice of the Progress Group, a logistical consulting firm. From 1992 to 1993, Mr. Marston was Director of Distribution for the Baptist Sunday School Board.

Ann Greer Rector, age 40, joined the Company in August 1995 as Vice President and Controller. In August 1996, Ms. Rector was promoted to Senior Vice President and Chief Financial Officer. Prior to joining the Company, Ms. Rector was employed by USAir Group, Inc. from 1983 to 1995 serving in various financial positions, including Vice President and Controller from 1992 through July 1995.

Thomas J. Sherry, age 49, has been employed by the Company and Stuart Medical Inc., which was acquired by the Company, for 21 years. With the Company's acquisition of Stuart Medical Inc. in 1994, he became Vice President, Sales and Marketing. In August 1996, Mr. Sherry was promoted to Senior Vice President, Customer Care. In November 1997, Mr. Sherry assumed the position of Group Vice President, West. From 1976 to 1994, Mr. Sherry had been employed by Stuart Medical Inc., serving in various sales and management positions and most recently, Executive Vice President.

Richard F. Bozard, age 50, has been employed by the Company since 1988, serving as Director of Credit until 1991, when he was elected Vice President and Treasurer.

Olwen B. Cape, age 47, joined the Company in June 1997 as Vice President and Controller. Prior to joining the Company, Ms. Cape was employed by Bausch & Lomb Incorporated from 1990 to 1997 serving in various financial positions, including Director, Business Analysis & Planning.

Charles C. Colpo, age 40, has been employed by the Company since 1981 when he joined the Company as Manager, Internal Audit. In April 1984, Mr. Colpo was promoted to Division Vice President (DVP) and served as DVP for three divisions from 1984 to 1994. In 1994, he served as Director, Business Process
Redesign. In 1995, Mr. Colpo was promoted to Vice President, Inventory Management. In August 1996, Mr. Colpo became Vice President, Supply Chain Process.

Hugh F. Gouldthorpe, Jr., age 58, has been employed by the Company since 1986 when he joined the Company as Director of Hospital Sales for the Wholesale Drug Division. In 1987, Mr. Gouldthorpe was promoted to Vice President and in 1989, he was promoted to Vice President, General Manager, Wholesale Drug Division. In 1991, he was elected Vice President, Corporate Communications and in 1993, Vice President, Quality and Communications.

Wayne B. Luck, age 41, has been employed by the Company since 1992. In 1992, he served as Manager of Electronic Data Interchange (EDI) and Distribution Systems and subsequently Manager, Applications and Director, Application Services. In 1995, he was elected Vice President, Information Technology.

Bruce J. MacAllister, age 46, has been employed by the Company since 1993 when he joined the Company as Division Vice President. In 1995, he was elected Group Vice President, Southern and Western Regions. In 1997, he assumed the position of Group Vice President, East. Prior to joining the Company, Mr. MacAllister was employed by Proctor & Gamble in a variety of sales and marketing positions.

Michael L. Roane, age 42, has been employed by the Company since 1992 when he joined the Company as Vice President, Human Resources.

Hue Thomas, III, age 58, has been employed by the Company since 1970. In 1984, Mr. Thomas served as Assistant General Manager, Medical/Surgical Division. In 1985, he served as Assistant Corporate Vice President, and in 1987 he was elected Vice President. In 1989, he was elected Vice President, General Manager, Medical/Surgical Division. In 1991, he was elected Vice
President, Corporate Relations.

                                    PART II


Item 5.                    Market for Registrant's Common Equity and Related
                           Stockholder Matters


Owens & Minor, Inc.'s common stock trades on the New York Stock Exchange under the symbol OMI. The following table indicates the range of high and low sales prices per share of the Company's common stock as reported on the New York Stock Exchange and the quarterly cash dividends paid by the Company:




                                                                1997
Quarter                                 1st                    2nd                   3rd                    4th
------------------------------------------------------------------------------------------------------------------------
Market Price:
   High                             $      11.38          $       16.25          $       15.38          $       14.88
   Low                              $       9.75          $       10.75          $       12.63          $       13.13
Dividends per share                 $      0.045          $       0.045          $       0.045          $       0.045
------------------------------------------------------------------------------------------------------------------------


                                                                1996
Quarter                                 1st                    2nd                   3rd                    4th
------------------------------------------------------------------------------------------------------------------------
Market Price:
   High                             $      12.75          $       14.38          $       11.75          $       10.88
   Low                              $      11.25          $       11.63          $        9.25          $        9.25
Dividends per share                 $      0.045          $       0.045          $       0.045          $       0.045
------------------------------------------------------------------------------------------------------------------------


                                                                1995
Quarter                                 1st                    2nd                   3rd                    4th
------------------------------------------------------------------------------------------------------------------------
Market Price:
   High                             $      14.88          $       14.13          $       14.75          $       13.38
   Low                              $      12.25          $       11.63          $       12.13          $       11.63
Dividends per share                 $      0.045          $       0.045          $       0.045          $       0.045
------------------------------------------------------------------------------------------------------------------------


As of December 31, 1997, there were approximately 16,100 common shareholders.


Item 6.      Selected Financial Data (1)

(in thousands, except ratios and per share data)



For the year ended December 31,                           1997            1996              1995            1994             1993
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $  3,116,798        $3,019,003      $2,976,486       $2,395,803      $1,396,971
Income (loss) from continuing operations
   before discontinued operations and
   cumulative effect of change in
   accounting principle (2)                         $     24,320            12,965         (11,308)           7,919          18,517
Net income (loss)                                   $     24,320            12,965         (11,308)           7,919          20,134
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) per common share from
     continuing operations before discontinued
     operations and cumulative effect of change     $       0.60      $       0.25      $    (0.53)     $     0.15       $     0.62
     in accounting principle - basic (2)
Net income (loss) per common share - basic          $       0.60      $       0.25      $    (0.53)     $     0.15       $     0.67
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share from
     continuing operations before discontinued
     operations and cumulative effect of change     $       0.60      $       0.25      $    (0.53)     $     0.15       $     0.60
     in accounting principle - diluted (2)
Net income (loss) per common share - diluted        $       0.60      $       0.25      $    (0.53)     $     0.15       $     0.65
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                     $       0.18      $       0.18      $     0.18      $     0.17       $     0.14
At December 31,

Working capital                                     $    233,789      $    192,990      $  331,663      $  281,788       $  139,091
Total assets                                        $    712,563           679,501         857,803         868,560          334,322
Long-term debt                                      $    182,550           167,549         323,308         248,427           50,768
Capitalization ratio (3)                                    53.0%             54.8%           61.9%           49.2%            27.1%
Shareholders' equity                                $    259,301           242,400         235,271         256,176          136,943
Book value per common share                         $       4.48      $       3.99      $     3.90      $     4.59       $     4.50
-----------------------------------------------------------------------------------------------------------------------------------
Selected Ratios of Continuing Operations:

Gross margin as a percent of net sales                      10.2%              9.9%             9.0%           9.7%            10.5%
Selling, general and administrative expenses
    as a percent of net sales                                7.5%              7.7%             7.6%           6.9%             7.7%
Average receivable days sales outstanding (3)               33.4              36.1             37.7           35.9             34.2
Average inventory turnover                                   9.9               8.9              8.3            8.8             11.5
Return on average total equity                               9.7%              5.4%            (4.6%)          3.7%            14.6%
Current ratio                                                1.9               1.7              2.1            1.8              2.0
-----------------------------------------------------------------------------------------------------------------------------------

----------------------
(1) In 1994, the Company acquired Stuart Medical, Inc. and Emery Medical Supply Inc. In 1993, the Company merged with Lyons Physician Supply and acquired
     A. Kuhlman & Co. These business combinations were accounted for as purchases, with the exception of Lyons Physician Supply, which was accounted for as a pooling of interests. In 1993, the Company decreased its loss provision for discontinued operations by $0.9 million.


(2) The Company incurred $16.7 and $29.6 million in 1995 and 1994, respectively, or $0.33 and $0.57, respectively, per common share (basic and diluted), of nonrecurring restructuring expenses related to its restructuring plans developed in conjunction with its combination with Stuart Medical, Inc. See further discussion in Note 3 to Consolidated Financial Statements.


(3) Excludes impact of off balance sheet receivables securitization agreement. See further discussion in Note 7 to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General Owens and Minor, Inc. and subsidiaries (the Company) is one of the two largest distributors of medical and surgical supplies in the United States. The Company distributes approximately 140,000 finished medical and surgical products produced by approximately 2,400 suppliers to more than 4,000 customers from 45 distribution centers nationwide. The Company's customers are primarily acute care hospitals and hospital-based systems, which account for more than 90% of the Company's net sales, and also include alternate care facilities such as nursing homes, clinics, surgery centers, rehabilitation facilities, physicians' offices and home healthcare. As a leader in the industry, the Company serves a number of customers who comprise a significant percentage of the Company's sales. These customers include major buying groups that represent independently owned member hospitals, and large integrated healthcare networks. The majority of the Company's sales consist of dressings, endoscopic products, intravenous products, disposable gloves, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.


     The Company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, and changes in the way that medical and surgical services are delivered to patients.


     In 1997, the Company's net income was $24.3 million, or $0.60 per basic and diluted common share, compared with $13.0 million, or $0.25 per basic and diluted common share, in 1996. This improvement in net income was the result of increased sales to both new and existing customers, and the continued success of the Company's initiatives to improve gross margins and to reduce selling, general and administrative (SG&A) expenses through greater productivity.


     Gross margin initiatives included reductions in the number of products distributed by the Company through continued implementation of the FOCUS (Focus on Consolidation, Utilization & Standardization) program, which promotes product and supplier standardization to create a more efficient purchasing and distribution system. In 1997, the Company also continued to build upon the success of CostTrack, an activity-based costing and pricing model that enables customers to effectively manage the costs of the services that they purchase from the Company. As a result of these and other initiatives, gross margin as a percentage of net sales increased to 10.5% in the fourth quarter of 1997, from 10.0% in the fourth quarter of 1996, and to 10.2% for the year ended December 31, 1997, compared to 9.9% in 1996.


     SG&A expenses were reduced through improved efficiency in internal processes, including the expanded use of electronic data interchange (EDI) with both customers and suppliers to reduce manual processing efforts. SG&A expenses fell to 7.5% of net sales for 1997, compared to 7.7% in 1996; for the fourth quarter, SG&A expenses were 7.7% of sales, compared to 7.5% in 1996. The fourth quarter increase included approximately $1.0 million of costs incurred in connection with the Company's development of solutions to enable system processing in the Year 2000 and beyond.

Results of Operations The following table presents the Company's consolidated statements of operations on a percentage of net sales basis:

Year ended December 31,                1997        1996        1995
                                    ----------  ---------    --------


Net sales                           100.0%        100.0%      100.0%
Cost of goods sold                   89.8          90.1        91.0
                                    ----------    --------   ---------
Gross margin                         10.2           9.9         9.0
                                    ----------    --------   ---------

Selling, general and
   administrative expenses            7.5           7.7         7.6
Depreciation and
   amortization                       0.6           0.5         0.5
Interest expense, net                 0.5           0.7         0.9
Discount on accounts
   receivable securitization          0.2           0.2         -
Nonrecurring restructuring
   expenses                           -             -           0.6
                                    ----------    --------   ---------
Total expenses                        8.8           9.1         9.6
                                    ----------    --------   ---------
Income (loss) before
   income taxes                       1.4           0.8        (0.6)
Income tax provision (benefit)        0.6           0.4        (0.2)
                                    ==========    ========   =========
Net income (loss)                     0.8%          0.4%       (0.4)%
                                    ==========    ========   =========

Results of Operations -- 1997 Compared to 1996

Net sales Net sales increased 3.2% to $3.12 billion for the year ended December 31, 1997, from $3.02 billion for the year ended December 31, 1996, and increased 6.8% to $805 million for the fourth quarter of 1997 from $754 million for the fourth quarter of 1996. The increase in sales was a result of sales to new customers and increased penetration of existing accounts. The Company continued to emphasize initiatives to increase profitable sales, increasing overall profitability. This strategy resulted in modest sales growth of 0.3% in the first half of 1997 compared to the first half of 1996 and improved growth of 6.2% in the second half of 1997 compared to the second half of 1996. The Company will continue this commitment to profitable sales growth and has entered into several new agreements in 1997 that will provide opportunities for such future growth, although such growth cannot be assured.

     In addition to developing new customer relationships, the Company has remained committed to continuing its service to established customers. In August 1997 the Company entered into a new three-year contract with VHA Inc. (VHA) to provide distribution services to VHA's member hospitals and primary care facilities. Under this contract, the Company will continue to distribute medical and surgical supplies and pursue growth opportunities with VHA's member hospitals and primary care facilities. Net sales to member hospitals under contract with VHA totaled approximately $1.25 billion in 1997 and $1.22 billion in 1996, approximately 40% and 41%, respectively, of the Company's total net sales.

     For the years ended December 31, 1997 and 1996, sales to Columbia/HCA Healthcare Corporation (Columbia/HCA) totaled $356 million and $321 million, respectively, or approximately 11% in each year of the Company's total net sales. Columbia/HCA has announced a reorganization plan which includes a divestiture of certain assets to third parties and spin-off of certain other assets. Under certain circumstances, the Company would have the opportunity to maintain its customer partnership with the divested businesses; however the Company is unable to estimate the effect of this anticipated reorganization upon its results of operations.

Gross margin Gross margin as a percentage of net sales increased to 10.2% for the year ended December 31, 1997, from 9.9% for the year ended December 31, 1996, and increased to 10.5% for the fourth quarter in 1997, from 10.0% for the fourth quarter in 1996. This increase has been the result of the Company's supply chain initiatives to improve the management and the purchasing of inventory. These initiatives included the FOCUS program and the benefits from participating in certain inventory purchasing opportunities, which result from the Company's market position and the volume of business that the Company conducts with its key suppliers. These increases were offset by a $1.5 million increase in the annual LIFO (last-in, first-out) provision in 1997 compared to 1996. The lower charge in 1996 resulted from reductions in inventory levels and modest inflation.

Selling, general and administrative expenses SG&A expenses as a percentage of net sales decreased to 7.5% for the year ended December 31, 1997, from 7.7% for the year ended December 31, 1996, and increased to 7.7% for the fourth quarter in 1997, from 7.5% for the fourth quarter in 1996. The improvement for the year was a result of many cost-saving initiatives, including the reduction of more than 100 full-time equivalent (FTE) employees since December 31, 1996, and the more cost effective utilization of computer resources, including more extensive use of EDI in transactions with customers and suppliers. The Company has improved its efficient distribution infrastructure through more effective management of truck leasing contracts and implementation of more technologically advanced warehousing systems at selected distribution centers. The positive results of these initiatives were partially offset in the fourth quarter with approximately $1.0 million of expenses associated with the Company's development of solutions to enable computer system processing in the Year 2000 and beyond.

Depreciation and amortization Depreciation and amortization increased by 9.7% in 1997 compared to 1996. This increase was due primarily to the Company's continued investment in information technology. The Company anticipates similar increases in depreciation and amortization in 1998 associated with additional capital investment in technology, including capital spending for system upgrades to remediate Year 2000 issues.

Interest expense, net Financing costs, net of finance charge income of $3.1 million and $4.7 million in 1997 and 1996, respectively, decreased to $22.3 million in 1997 from $25.5 million in 1996. (Finance charge income represents payments from customers for past due balances on their accounts.) Outstanding financing, excluding the impact of the off balance sheet accounts receivable securitization (Outstanding Financing), decreased slightly to $292.6 million at December 31, 1997, from $293.5 million at December 31, 1996. Working capital and Outstanding Financing were at lower levels for most of the year, resulting in lower financing costs. The decline in average working capital requirements resulted from improved inventory management, including reduction in the numbers of both stock-keeping units and suppliers, and strengthening accounts receivable collection procedures, including automating the cash application function through the utilization of EDI. Interest expense was lower in 1997 than in 1996 as a result of lower average borrowings and lower interest rates on variable rate debt as market interest rates declined. This was offset by lower finance charge income which resulted from improved collections of accounts receivable. The Company will continue to take action to reduce financing costs through its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

Income taxes The Company had an income tax provision of $17.6 million in 1997, an effective tax rate of 42.0%, compared with $10.1 million in 1996, an effective tax rate of 43.9%. The decline in the effective tax rate is due to increased income before taxes reducing the impact of nondeductible goodwill amortization.

Net income Net income increased $11.4 million or 87.6% in 1997 compared to 1996. The increase was primarily due to the initiatives previously discussed related to sales, gross margin, SG&A expenses and financing costs. Although the trend has been favorable and the Company continues to pursue these and other initiatives, the future impact on net income cannot be assured.

Results of Operations -- 1996 Compared to 1995

Net sales Net sales increased 1.4% to $3.02 billion in 1996 from $2.98 billion in 1995. The Company's anticipated moderate sales growth for 1996 was primarily a result of price increases implemented in December 1995 and the first quarter of 1996. As a result of the price increases, the Company lost a portion of its customer base; however, the Company was able to offset these losses by obtaining new accounts and further penetrating existing accounts.

Gross margin Gross margin as a percentage of net sales increased to 9.9% in 1996 from 9.0% in 1995. The increase was the result of several margin enhancement initiatives. These included the implementation of the price increase, the standardization of suppliers and products and the increased utilization of CostTrack. Gross margin was also favorably impacted by a $2.8 million decline in the annual LIFO provision. This decline was due to reduced inventory levels and moderate inflation rates.

Selling, general and administrative expenses For the year, SG&A expenses as a percentage of net sales increased to 7.7% from 7.6% in 1995. However, SG&A expenses decreased $4.6 million to 7.5% of net sales in the fourth quarter of 1996 from 8.2% in the fourth quarter of 1995. The SG&A expense decline in the fourth quarter was a result of many cost-saving initiatives including the reduction of approximately 400 FTE employees since March 31, 1996; the reduction in the cost of employee retirement plans of approximately $2.0 million annually; the more cost effective utilization of computer resources; the completion of 22 warehouse reconfigurations in 1995; the implementation of improved inventory management systems in a majority of the Company's facilities; the continued automation of administrative functions through the utilization of EDI; and the refocus on best practices within the Company. The increase for the year in SG&A expenses as a percentage of net sales was primarily a result of increased personnel costs incurred in connection with the implementation in 1995 of new contracts providing for enhanced service levels and services not previously provided by the Company, system conversions and reconfiguring warehouse systems.

Depreciation and amortization Depreciation and amortization increased by 4.4% in 1996 compared to 1995. This increase was due primarily to the Company's continued investment in improved information technology. The Company has been migrating to a distributed computing environment employing client-server technology when cost beneficial.

Interest expense, net Financing costs, net of finance charge income of $4.7 million and $3.8 million in 1996 and 1995, respectively, decreased to $25.5 million in 1996 from $26.2 million in 1995. Financing costs, net of finance charge income of $1.1 million and $1.2 million in the fourth quarter of 1996 and 1995, respectively, decreased to $5.9 million in 1996 from $7.9 million in 1995. The decline in financing costs was a result of the Company's ability to reduce working capital requirements by substantially completing the implementation of its client-server-based inventory forecasting system and strengthening its accounts receivable collection procedures. Due to the reduction in working capital requirements, the Company reduced outstanding financing by approximately $89.1 million during the year. During 1996, the Company completed a refinancing plan that, in addition to its improved financial performance, reduced the effective rate of its outstanding financing.

Income taxes The Company had an income tax provision of $10.1 million in 1996, an effective tax rate of 43.9%, compared with an income tax benefit of $5.1 million in 1995.

Net income Net income increased $24.3 million in 1996 compared to 1995. Excluding nonrecurring restructuring expenses net of taxes, net income increased $14.0 million in 1996 compared to 1995. The increase was primarily due to the initiatives previously discussed related to gross margin, SG&A expenses and financing costs.

Financial Condition, Liquidity and Capital Resources

Liquidity The Company's liquidity improved during 1997 in comparison to 1996. Outstanding Financing was approximately $1.0 million lower at December 31, 1997 compared to December 31, 1996. For the first three quarters of 1997, Outstanding Financing was significantly below 1996 levels as a result of increased earnings and reduced working capital requirements. During the fourth quarter, increased sales, resulting in higher receivable levels at year-end, as well as inventory purchasing opportunities, resulted in increased financing needs.

     In September 1997, the Company renegotiated the terms of its Revolving Credit Facility which resulted in more favorable pricing of the debt. The renegotiated Revolving Credit Facility expires in May 2001 with interest based on, at the Company's discretion, the London Interbank Offered Rate (LIBOR) or the Prime Rate. In October 1997, the Company's Receivables Financing Facility was modified to improve the pricing and reduce the term of the agreement from May 1999 to October 1998. The remaining terms of the Receivables Financing Facility are substantially the same as those in the agreement entered into in December 1995 and modified in May 1996.

     At December 31, 1997, the Company had approximately $192.5 million of unused credit under its Revolving Credit Facility and $29.0 million under its Receivables Financing Facility. The Company manages its interest rate exposure through the use of interest rate swaps and believes that interest rate fluctuations will not significantly affect operating results.

     In May 1996, the Company completed a plan which included refinancing its $425.0 million Revolving Credit Facility by issuing $150.0 million of 10.875% Senior Subordinated 10-year notes, increasing its Receivables Financing Facility to $150.0 million from $75.0 million and entering into a new $225.0 million Revolving Credit Facility.

     The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured.

Working Capital Management In 1997, the Company made improvements in working capital management. Inventory turnover for the year increased to 9.9 times in 1997 from 8.9 times in 1996. This improvement was driven by the Company's program of standardization of products and suppliers, which reduced the number of items from multiple manufacturers distributed by the Company. The Company reduced the number of stock-keeping units to approximately 140,000 from 250,000 and also reduced the number of suppliers with which it conducts business from approximately 3,000 to 2,400. The Company also reduced accounts receivable days sales outstanding (excluding the impact of the Receivables Financing Facility) to 33.4 days in 1997 from 36.1 days in 1996. This reduction was achieved through automation of the cash application function as well as strengthening the Company's methods of monitoring and enforcing contract payment terms and basing a portion of its sales force incentives on reducing days sales outstanding.

Capital Expenditures Capital expenditures were approximately $12.0 million in 1997, of which approximately $7.8 million was for computer systems, compared to approximately $13.2 million in 1996, of which approximately $10.4 million was for computer systems. Each year the Company makes major investments in information technology to improve operational efficiency, enhance business decision-making and support supply chain management initiatives with customers and suppliers. These capital expenditures are expected to be funded through cash flow from operations.

Recent Accounting Pronouncements In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This standard is effective for fiscal years beginning after December 15, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its
components  in a  full  set  of general-purpose   financial  statements.   This
standard is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Management believes that the effect on the Company of adoption of these standards will be limited to changes in financial statement presentation and disclosure.

Forward-Looking Statements Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles and changes in government regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Readiness for Year 2000 The Company is dependent upon computer-based systems to conduct its business with both customers and suppliers. During 1997, the Company completed a comprehensive review of these systems to identify those that could be affected by the Year 2000 issue, and has developed a strategy for remediation. This strategy includes retirement of outdated software and replacement or repair of the remaining software. The Company is also working closely with both customers and suppliers to ensure that they have developed plans to address the Year 2000 issue. The Company expects that its Year 2000 remediation efforts will be substantially complete by the end of the first quarter of 1999. The Company estimates that expenses for the Year 2000 initiative will total approximately $6.0 million, of which $2.1 million was incurred in 1997. Capital spending over the next two years will also include approximately $3.4 million related to this initiative.

Item 8.      Financial Statements and Supplementary Data




Owens & Minor, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                 1997                   1996                   1995
---------------------------------------------------------------------------------------------------------------------------------

Net sales                                                          $     3,116,798        $     3,019,003        $     2,976,486
Cost of goods sold                                                       2,800,044              2,720,613              2,708,668
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                               316,754                298,390                267,818
---------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                               234,872                233,704                225,897
Depreciation and amortization                                               17,664                 16,098                 15,416
Interest expense, net                                                       15,703                 18,954                 25,538
Discount on accounts receivable securitization                               6,584                  6,521                    641
Nonrecurring restructuring expenses                                          -                      -                     16,734
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                             274,823                275,277                284,226
---------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                           41,931                 23,113                (16,408)
Income tax provision (benefit)                                              17,611                 10,148                 (5,100)
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                           24,320                 12,965                (11,308)
Dividends on preferred stock                                                 5,175                  5,175                  5,175
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) attributable to common stock                     $        19,145        $         7,790        $       (16,483)
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - basic                         $          0.60        $          0.25        $         (0.53)
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share - diluted                       $          0.60          $        0.25         $        (0.53)
---------------------------------------------------------------------------------------------------------------------------------

Cash dividends per common share                                    $          0.18          $        0.18          $        0.18
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)


December 31,                                                                             1997                    1996
                                                                                    ---------------         ---------------

Assets
Current assets
    Cash and cash equivalents                                                       $          583          $         743
    Accounts and notes receivable, net of allowance of $6,312 and $6,495                   187,878                147,243
    Merchandise inventories                                                                285,529                281,839
    Other current assets                                                                    25,274                 25,675
                                                                                    ---------------         ---------------

    Total current assets                                                                   499,264                455,500
Property and equipment, net                                                                 26,628                 29,231
Goodwill, net                                                                              162,821                167,366
Other assets, net                                                                           23,850                 27,404
                                                                                    ---------------         ---------------

    Total assets                                                                    $      712,563          $     679,501
                                                                                    ===============         ===============

Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                                                $      224,072          $     224,037
    Accrued payroll and related liabilities                                                  7,840                  5,001
    Other accrued liabilities                                                               33,563                 33,472
                                                                                    ---------------         ---------------

    Total current liabilities                                                              265,475                262,510
Long-term debt                                                                             182,550                167,549
Accrued pension and retirement plans                                                         5,237                  7,042
                                                                                    ---------------         ---------------

    Total liabilities                                                                      453,262                437,101
                                                                                    ---------------         ---------------

Shareholders' equity
    Preferred stock, par value $100 per share; authorized-10,000 shares
       Series A; Participating Cumulative Preferred Stock; none issued                        -                      -
       Series B; Cumulative Preferred Stock; 4.5%, convertible;
           issued and outstanding - 1,150 shares                                           115,000                115,000
    Common stock, par value $2 per share; authorized-200,000 shares;
         issued and outstanding - 32,213 shares and 31,907 shares                           64,426                 63,814
    Paid-in capital                                                                          8,005                  5,086
    Retained earnings                                                                       71,870                 58,500
                                                                                    ---------------         ---------------

    Total shareholders' equity                                                             259,301                242,400
                                                                                    ---------------         ---------------

Commitments and contingencies

    Total liabilities and shareholders' equity                                      $      712,563          $     679,501
                                                                                    ===============         ===============


See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)


Year ended December 31,                                                     1997                 1996                  1995
                                                                       ---------------     -----------------     -----------------

Operating activities
Net income (loss)                                                      $      24,320        $       12,965       $       (11,308)
Adjustments to reconcile net income (loss) to cash provided
    by (used for) operating activities
    Depreciation and amortization                                             17,664                16,098                15,416
    Provision for losses on accounts and notes receivable                        268                   838                   827
    Provision for LIFO reserve                                                 2,414                   908                 3,700
    Changes in operating assets and liabilities:
       Accounts and notes receivable                                         (40,903)              117,157                24,175
       Merchandise inventories                                                (6,104)               43,633                (6,229)
       Accounts payable                                                        4,714                (9,670)              (17,107)
       Net change in other current assets and current liabilities              4,611                 5,025               (18,753)
    Other, net                                                                 1,038                 1,178                (2,151)
                                                                       ---------------     -----------------     -----------------

Cash provided by (used for) operating activities                               8,022               188,132               (11,430)
                                                                       ---------------     -----------------     -----------------

Investing activities
Additions to property and equipment                                           (7,495)               (6,242)              (13,876)
Additions to computer software                                                (4,472)               (6,985)               (7,396)
Proceeds from sale of property and equipment                                   1,851                 6,865                 3,597
                                                                       ---------------     -----------------     -----------------

Cash used for investing activities                                           (10,116)               (6,362)              (17,675)
                                                                       ---------------     -----------------     -----------------

Financing activities
Additions to long-term debt                                                   26,026               150,000                77,970
Reductions of long-term debt                                                 (11,049)             (314,877)                 (242)
Other short-term financing, net                                               (4,679)               (7,341)              (38,723)
Cash dividends paid                                                          (10,950)              (10,868)              (10,730)
Proceeds from exercise of stock options                                        2,586                 1,844                   532
                                                                       ---------------     -----------------     -----------------

Cash provided by (used for) financing activities                               1,934              (181,242)               28,807
                                                                       ---------------     -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                            (160)                  528                  (298)
Cash and cash equivalents at beginning of year                                   743                   215                   513
                                                                       ---------------     -----------------     -----------------

Cash and cash equivalents at end of year                               $         583        $          743          $        215
                                                                       ===============     =================     =================



See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands, except per share data)


                                      Preferred        Common
                                       Shares         Preferred         Shares          Common          Paid-in         Retained
                                     Outstanding        Stock        Outstanding         Stock          Capital         Earnings
                                     ------------    ------------    -------------    ------------    ------------    -----------

Balance December 31, 1994                1,150        $115,000          30,764          $61,528          $1,207         $78,441
Net loss                                  -               -               -                -               -            (11,308)
Common stock cash dividends (1)           -               -               -                -               -             (5,555)
Preferred stock cash dividends (1)        -               -               -                -               -             (5,175)
Exercise of stock options                 -               -                 64              128             404             -
Common stock issued for
    incentive plan                        -               -                 34               68             416             -
Other                                     -               -               -                -                117             -
                                     ------------    ------------    -------------    ------------    ------------    -------------

Balance December 31, 1995                1,150         115,000          30,862           61,724           2,144          56,403
Net income                                -               -               -                -               -             12,965
Common stock cash dividends (1)           -               -               -                -               -             (5,693)
Preferred stock cash dividends (1)        -               -               -                -               -             (5,175)
Exercise of stock options                 -               -                206              412           1,432             -
Convertible debt conversion               -               -                867            1,734           1,766             -
Other                                                     -                <28>             <56>           <256>            -
                                     ------------    ------------    -------------    ------------    ------------    -------------

Balance December 31, 1996                1,150         115,000          31,907           63,814           5,086          58,500
Net income                                -               -               -                -               -             24,320
Common stock cash dividends (1)           -               -               -                -               -             (5,775)
Preferred stock cash dividends (1)        -               -               -                -               -             (5,175)
Exercise of stock options                 -               -                303              606           2,059             -
Other                                     -               -                  3                6             860             -
                                     ------------    ------------    -------------    ------------    ------------    -------------

Balance December 31, 1997                1,150       $115,000           32,213          $64,426          $8,005       $  71,870
                                     ============    ============    =============    ============    ============    =============



(1) Cash dividends were $0.18 per common share and $4.50 per preferred share for the years 1997, 1996 and 1995.

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation Owens & Minor, Inc. is one of the two largest distributors of medical and surgical supplies in the United States. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management assumptions and estimates that affect amounts reported. Actual results may differ from these estimates.

Cash and Cash Equivalents Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Merchandise Inventories The Company's merchandise inventories are valued on a last-in, first-out (LIFO) basis.

Property and Equipment Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes on the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the terms of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are: 40 years for buildings and improvements; 4 to 8 years for warehouse equipment; and 3 to 8 years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

Goodwill Goodwill is amortized on a straight-line basis over 40 years from the dates of acquisition. As of December 31, 1997 and 1996, goodwill was $181.1 million and the related accumulated amortization was $18.3 million and $13.7 million, respectively. Based upon management's assessment of future cash flows of acquired businesses, the carrying value of goodwill at December 31, 1997 has not been impaired. The carrying value of goodwill could be impacted if estimated future cash flows are not achieved.

Computer Software The Company's computer software expenditures are applicable to software developed or purchased for internal use. Certain software development costs are capitalized when incurred and only after technological feasibility has been established. Technological feasibility is determined based upon completion of a detailed program design, or, if such is not pursued, then a product design and a working model. Amortization of all capitalized software costs begins after the software is available for use in the Company's operations and is computed on a product-by-product basis over the estimated economic life of the product from 3 to 5 years. Computer software costs are included in other assets, net in the Consolidated Balance Sheets. Unamortized software at December 31, 1997 and 1996 was $11.0 million and $11.1 million, respectively. Depreciation and amortization expense includes $4.6 million, $2.8 million and $2.2 million of software amortization for the years ended December 31, 1997, 1996 and 1995, respectively.

Revenue Recognition Revenue from product sales is generally recognized at the time the product is shipped. Service revenue is recognized over the contractual period as the services are performed.

Stock-Based Compensation The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123 are included in Note 8 to Consolidated Financial Statements.

Net Income (Loss) per Common Share In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. Earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

Derivative Financial Instruments The Company enters into interest rate swaps and caps as part of its interest rate risk management strategy. These instruments are designated as hedges of interest-bearing liabilities and off balance sheet financing. Net payments or receipts are accrued as interest payable or receivable and as interest expense or income. Fees related to these instruments are amortized over the life of the instrument. If the outstanding balance of the underlying liability were to drop below the notional amount of the swap or cap, the excess portion of the swap or cap would be marked to market, and the resulting gain or loss included in net income.

Note 2 - Business Acquisitions
In May 1994, Owens & Minor, Inc. acquired all of the capital stock of Stuart Medical, Inc. (Stuart), a distributor of medical and surgical supplies. As part of the Stuart acquisition, the Company initiated a plan to close certain facilities and terminate certain employees of the former Stuart operations. The costs of this plan were included as a liability assumed from the acquisition and included in the allocation of the purchase price. During 1995, the Company incurred substantially all of the costs of exiting the former Stuart operations and charged approximately $6.5 million against established acquisition liabilities.

Note 3 - Nonrecurring Restructuring Expenses
During 1995, the Company incurred $16.7 million of nonrecurring restructuring expenses related to two restructuring plans. Under the first plan, the Company incurred $13.2 million of nonrecurring restructuring expenses in connection with the Stuart acquisition and the Company's related decision to contract out the management and operation of its mainframe computer system. These expenses were comprised primarily of duplicate facility costs (approximately $9.3 million), including the costs of maintaining duplicate personnel and duplicate locations and the costs of converting Stuart divisions to the Company's systems and processes; costs associated with redesigning and implementing processes and systems that optimize warehouse resources and revising existing processes and systems to utilize the most efficient practices of both companies to increase efficiencies within the combined company (approximately $3.9 million), including the development of both a client/server strategy and the requirements for forecasting and warehouse management systems, both necessary to accommodate the needs of the combined companies.

Under the second plan, which was implemented in December 1995, the Company incurred $3.5 million of nonrecurring restructuring expenses in connection with the closing of two distribution centers and the downsizing of five distribution centers. These expenses were comprised primarily of costs associated with a reduction in the number of employees (approximately $1.7 million), the write-down of non-cash assets (approximately $0.9 million) and other related exit costs (approximately $0.9 million).

During 1996, the Company substantially completed both restructuring plans and charged approximately $3.0 million against the established accrued liabilities.

Note 4 - Merchandise Inventories
The Company's merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $25.3 million and $22.9 million as of December 31, 1997 and 1996, respectively. In 1995, the Company recorded a $2.0 million provision for specifically identified slow-moving inventory. During 1996, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory carried at lower costs prevailing in prior years as compared with the cost of 1996 purchases, the effect of which increased net income by approximately $1.2 million or $0.04 per basic common share.

Note 5 - Property and Equipment
The Company's investment in property and equipment consists of the following:



(In thousands)

December 31,                                       1997                1996
                                                 ---------          ----------

Warehouse equipment                           $   23,477           $    22,824

Computer equipment                                22,729                19,657

Office and other equipment                        11,198                10,710

Land and buildings                                 1,503                 2,966

Leasehold improvements                             9,221                 8,316
                                               -------------        ----------


                                                  68,128                64,473
Accumulated depreciation and amortization        (41,500)              (35,242)
                                               -------------        -----------

Property and equipment, net
                                              $   26,628           $    29,231
                                               =============      =============

Depreciation and amortization expense for property and equipment in 1997, 1996 and 1995 was $8.5 million, $8.7 million and $8.5 million, respectively.

Note 6 - Accounts Payable
Accounts payable balances were $224.1 million and $224.0 million as of December 31, 1997 and 1996, respectively, of which $187.8 million and $183.0 million, respectively, were trade accounts payable and $36.3 million and $41.0 million, respectively, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 7 - Long-Term Debt and Off Balance Sheet Financing The Company's long-term debt consists of the following:


(In thousands)


December 31,                                                         1997                               1996
                                                        --------------------------------   -----------------------------

                                                          Carrying          Estimated        Carrying      Estimated
                                                           Amount          Fair Value         Amount       Fair Value
                                                        --------------    --------------  -------------- --------------
10.875% Senior Subordinated Notes, mature
    June 2006                                            $150,000           $168,750         $150,000      $159,000
Revolving Credit Facility with interest based on
    London Interbank Offered Rate (LIBOR) or
    Prime Rate, expires May 2001, credit limit of
       $225,000                                            32,550             32,550            6,500         6,500
$11.5 million, 0% Subordinated Note, matured
    May 1997 effective interest rate 10.4%                  -                     -            11,049        11,258
                                                        --------------   --------------   --------------  --------------

Long-term debt                                           $182,550           $201,300         $167,549      $176,758
                                                        ==============   ==============   ==============  ==============


In May 1996, the Company refinanced its existing $425.0 million Revolving Credit Facility by issuing $150.0 million of 10.875% Senior Subordinated 10-year notes (Notes), increasing its Receivables Financing Facility to $150.0 million from $75.0 million and entering into a new $225.0 million Revolving Credit Facility. In September 1997, the Company renegotiated the terms of its Revolving Credit Facility which resulted in more favorable pricing of the debt.

The Notes were issued on May 29, 1996, and mature on June 1, 2006. Interest on the Notes is payable semi-annually on June 1 and December 1. The Notes are redeemable, after June 1, 2001, at the Company's option, subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all direct and indirect subsidiaries of the Company, other than O&M Funding Corp. (OMF).

The Revolving Credit Facility expires in May 2001 with interest based on, at the Company's discretion, LIBOR or the Prime Rate. The Company is charged a commitment fee of between 0.15% and 0.25%, depending upon the Company's capitalization ratio, on the unused portion of the Revolving Credit Facility. The terms of the Revolving Credit Facility limit the amount of indebtedness that the Company may incur, require the Company to maintain certain levels of tangible net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the Company to materially alter the character of the business through consolidation, merger or purchase or sale of assets. At December 31, 1997, the Company was in compliance with these covenants.

Net interest expense includes finance charge income of $3.1 million, $4.7 million and $3.8 million in 1997, 1996 and 1995, respectively. Finance charge income represents payments from customers for past due balances on their accounts. Cash payments for interest during 1997, 1996 and 1995 were $18.3 million, $22.1 million and $29.0 million, respectively.

The estimated fair value of long-term debt is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The annual maturities of long-term debt for the five years subsequent to December 31, 1997 are as follows: $0 in 1998, 1999 and 2000, $32.6 million in 2001 and $0 in 2002. At December 31, 1996, the 0% Subordinated Note was classified as long-term due to the Company's intent and ability to refinance the note through its Revolving Credit Facility.

Off Balance Sheet Financing In May 1996, the Company modified its existing $75.0 million Receivables Financing Facility to increase the borrowing limit. Pursuant to the agreement, OMF is entitled to transfer, without recourse, certain of the Company's trade receivables and to receive up to $150.0 million from an unrelated third party purchaser at a cost of funds at commercial paper rates plus a charge for administrative and credit support services. In October 1997, the Receivables Financing Facility was modified to improve the pricing and reduce the term of the agreement to October 1998. The remaining terms of the Receivables Financing Facility are substantially the same as those in the agreement entered into in December 1995 and modified in May 1996. At December 31, 1997 and 1996, the Company had received $110.0 million and $126.0 million, respectively, under the agreement. To continue use of the Receivables Financing Facility, the Company is required to be in compliance with the covenants of the Revolving Credit Facility.

The Company manages its interest rate risk, primarily through the use of interest rate swap and cap agreements. The Company's interest rate swap agreements as of December 31, 1997 and 1996 included $100.0 million notional amounts which effectively converted a portion of the Company's fixed rate financing instruments to variable rates. Under these swap agreements, expiring in May 2006, the Company pays the counterparties a variable rate based on the six-month LIBOR and the counterparties pay the Company a fixed interest rate ranging from 7.27% to 7.32%. At the option of the counterparties, these swaps can be terminated in 2001. The Company also had $50.0 million and $90.0 million as of December 31, 1997 and 1996, respectively, notional amounts of interest rate swaps which effectively converted a portion of the Company's variable rate financing instruments to fixed rate instruments. Under these swap agreements, which expire in 1998, the Company pays the counterparties a fixed rate ranging from 7.41% to 7.72% and the counterparties pay the Company a variable rate based on either the three-month or six-month LIBOR.

The payments received or disbursed related to the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the Company had an unrealized gain of approximately $2.7 million and $0.7 million at December 31, 1997 and 1996, respectively, for the fixed to variable rate swaps and an unrealized loss of approximately $0.2 million and $1.5 million at December 31, 1997 and 1996, respectively, for the variable to fixed rate swaps.

The Company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the Company's exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.


Note 8 - Stock-Based Compensation
The Company maintains stock based compensation plans (Plans) which provide for the granting of stock options, stock appreciation rights (SARs) and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the Company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock.

Approximately three million common shares were originally available for issuance under the Plans. The restricted stock and stock options awarded under the Plans generally vest over three years and the stock options expire ten years from the date of grant. The options are granted at a price which equals fair market value at the date of grant. At December 31, 1997, there were no SARs outstanding.

In 1997, the Company adopted a Management Equity Ownership Program. This program requires each of the Company's officers to own the Company's common stock at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the Plans.

The following table summarizes the activity and terms of outstanding options at December 31, 1997, and for the years in the three-year period then ended:

(In thousands, except per share data)





                                                  1997                         1996                        1995
                                        --------------------------- --------------------------- ---------------------------
                                                        Average                     Average                     Average
                                                        Exercise                    Exercise                    Exercise
                                           Shares        Price         Shares        Price         Shares        Price
                                        ------------- ------------- ------------- ------------- ------------- -------------

Options outstanding beginning of year       1,922        $13.06          1,745        $12.41        1,742        $12.36
Granted                                       523         12.73            629         13.38          221         13.17
Exercised                                    (303)        13.41           (206)         8.95          (64)         8.31
Expired/cancelled                            (202)        14.58           (246)        12.67         (154)        14.59
                                        ------------- ============= ------------- ============= ------------- =============

Outstanding at end of year                  1,940        $13.50          1,922        $13.06        1,745        $12.41
                                        ============= ============= ============= ============= ============= =============
Exercisable options at end of year          1,123        $13.87          1,053        $12.40          978        $11.19
                                        ============= ============= ============= ============= ============= =============


At December 31, 1997, the following option groups were outstanding:



                                               Outstanding                                          Exercisable
                             -------------------------------------------------    ------------------------------------------------

                                                                   Weighted                                            Weighted
                                                                   Average                                             Average
                                                 Weighted         Remaining                           Weighted        Remaining
                               Number of          Average        Contractual        Number of         Average        Contractual
   Range of Exercise            Options          Exercise            Life            Options          Exercise           Life
         Prices                 (000's)            Price           (Years)           (000's)           Price           (Years)
-------------------------      ---------        ---------        -----------        ---------         ---------       ----------

      $8.50-12.50                   211           $9.23             3.3                 170            $8.99             1.9
      $12.51-16.50                1,729          $14.02             7.5                 953           $14.74             6.4
                               ---------        =========        ===========        ---------        ==========       ===========
                                  1,940          $13.50             7.1               1,123           $13.87             5.8
                               =========        =========        ===========        =========        ==========       ===========


Using the intrinsic value method, the Company's 1997, 1996 and 1995 net income
(loss) includes stock-based compensation expense (net of tax benefit) of approximately $67 thousand, $50 thousand and $0, respectively. The weighted average fair value of options granted in 1997, 1996 and 1995 was $3.77, $3.90 and $3.80 per option, respectively. Had the Company included in stock-based compensation expense the fair value at grant date of stock option awards granted in 1997, 1996 and 1995, net income (loss) would have been $23.2 million or $0.56 per basic common share, $12.3 million or $0.23 per basic common share and $(11.5) million or $(0.54) per basic common share for the years ended December 31, 1997, 1996 and 1995, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.2%-1.7% in 1997, 1.8% in 1996 and 1995; expected volatility of 24.6%-41.0% in 1997, 32.0% in 1996 and 1995; risk-free interest rate of 5.6% in 1997 and 6.3% in 1996 and 1995; and expected lives of 2.1-5.1 years in 1997 and 4.0 years in 1996 and 1995.

Note 9 - Retirement Plans
Pension and Retirement Plans The Company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. At December 31, 1996, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The changes in this plan resulted in a 1996 curtailment gain of approximately $2.0 million, which is recorded in selling, general and administrative expenses in the Company's Consolidated Statements of Operations. The Company expects to continue to fund the plan based on federal law requirements and amounts deductible for income tax purposes, until such time as plan assets equal plan liabilities. As of December 31, 1997, plan assets consist primarily of equity securities, including 34 thousand shares of the Company's common stock, and U.S. Government securities.

The Company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees' compensation. The Company maintains life insurance policies on plan participants to act as a financing source for the plan.

The following table sets forth the plans' financial status and the amounts recognized in the Company's Consolidated Balance Sheets:

(In thousands)



                                                                     Pension Plan                        Retirement Plan
                                                         -----------------------------------   ------------------------------------
December 31,                                                  1997               1996               1997                1996
                                                         ----------------   ----------------   ----------------    ----------------
Actuarial present value of benefit obligations:
Accumulated benefit obligations:
       Vested                                            $     (20,177)     $      (18,166)    $        (1,347)    $      (1,386)
       Non-vested                                                 (210)               -                 (1,633)           (1,234)
                                                         ----------------   ----------------   ----------------    ----------------

Total accumulated benefit obligations                          (20,387)            (18,166)             (2,980)           (2,620)
Additional amounts related to projected salary increases
                                                                  (284)               (158)             (2,098)           (2,397)
                                                         ----------------   ----------------   ----------------    ----------------

Projected benefit obligations for service rendered to
    date                                                       (20,671)            (18,324)             (5,078)           (5,017)
Plan assets at fair market value                                22,121              16,950                -                 -
                                                         ----------------   ----------------   ----------------    ----------------

Plan assets over (under) projected benefit obligations
                                                                 1,450              (1,374)             (5,078)           (5,017)
Unrecognized net loss (gain) from past experience
                                                                  (502)                -                 1,301             1,839
Unrecognized prior benefit                                        -                    -                  (221)             (237)
Unrecognized net obligation being recognized over 17
    years                                                         -                    -                   205               246
                                                         ----------------   ----------------   ----------------    ----------------

Accrued pension asset (liability)                        $         948      $       (1,374)    $        (3,793)    $      (3,169)
                                                         ================   ================   ================    ================


The components of net periodic pension cost for both plans are as follows:

(In thousands)

Year ended December 31,                            1997      1996       1995
                                                   ----      ----       ----

Service cost-benefits earned during the year    $   568    $ 2,598    $ 1,865
Interest cost on projected benefit obligations    1,715      1,714      1,425
Actual return on plan assets                     (3,393)    (1,566)    (2,521)
Curtailment gain                                   -        (1,988)       -
Net amortization and deferral                     2,077        422      1,470
                                                  -----     ------      -----

Net periodic pension cost                       $   967    $ 1,180    $ 2,239
                                                =======    =======    =======



The weighted average discount rate, rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations and the expected long-term rate of return on plan assets were assumed to be 7.0%, 5.5% and 8.5%, respectively, in 1997 and 7.5%, 5.5% and 8.5%, respectively, in 1996.

Other Retirement Benefits The Company substantially terminated its postretirement medical plan in 1996. The termination resulted in a reduction in the Company's accumulated postretirement benefit obligation of approximately $1.6 million which will be recognized in income over the lives of the remaining participants in the plan (approximately 13 years).

The following table sets forth the plan's financial status and the amount recognized in the Company's Consolidated Balance Sheets:

(In thousands)



December 31,                                                 1997        1996
                                                             ----        ----

Accumulated postretirement benefit obligation:
    Retirees                                                $(361)       $(376)
    Fully eligible active plan participants                  (595)        (556)
                                                             -----        -----

Accumulated postretirement benefit obligation                (956)        (932)
Unrecognized prior service benefit                         (1,436)      (1,567)
                                                           -------      -------

Accrued postretirement benefit liability                  $(2,392)     $(2,499)
                                                           =======     ========

The components of net periodic postretirement benefit cost are as follows:

(In thousands)


Year ended December 31,                                                        1997                1996              1995
                                                                               ----                ----              ----

Service cost-benefits earned during the year                                $      -             $  308            $  275
Interest cost on accumulated postretirement benefit obligation                    65                177               152
Net amortization                                                                (131)               (78)             (120)
                                                                            ---------            -------           ------
Net periodic postretirement cost (benefit)                                  $    (66)            $  407            $  307
                                                                            =========            =======           ======

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1997; the rate was assumed to decrease gradually to 6.0% for the year 2001 and remain at that level thereafter. The healthcare cost trend rate assumption does not have a significant effect on the amounts reported. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% for 1997 and 1996, respectively.

The Company maintains a voluntary Savings and Protection Plan covering substantially all full-time employees who have completed six months of service and have attained age 18. The Company matches a certain percentage of each employee's contribution. Effective January 1, 1997, the Company enhanced this plan to provide for a minimum contribution by the Company to the plan for all eligible employees of 1% of their salary. This contribution can be increased at the Company's discretion. The Company incurred approximately $2.6 million, $1.0 million and $1.1 million in 1997, 1996 and 1995, respectively, of expenses related to this plan.

Note 10 - Income Taxes
The income tax provision (benefit) consists of the following:

(In thousands)



Year ended December 31,                                                     1997                1996               1995
                                                                    ---------------     --------------     ----------------

Current tax provision (benefit):
    Federal                                                         $     14,484        $      6,186       $    (13,009)
    State                                                                  3,130               1,556               (172)
                                                                    ---------------     --------------     ----------------

Total current provision (benefit)                                         17,614               7,742            (13,181)

Deferred tax provision (benefit):
    Federal                                                                   (2)              1,923              7,731
    State                                                                     (1)                483                350
                                                                    ---------------     --------------     ----------------

Total deferred provision (benefit)                                            (3)              2,406              8,081
                                                                    ---------------     --------------     ----------------

Total income tax provision (benefit)                                $     17,611        $     10,148       $     (5,100)
                                                                    ===============     ==============     ================



A reconciliation of the federal statutory rate to the Company's effective income tax rate is shown below:



Year ended December 31,                                                    1997               1996                1995
                                                                        -----------        -----------        -----------

Federal statutory rate                                                     35.0%              35.0%              (34.0)%
Increases (reductions) in the rate resulting from:
    State income taxes, net of federal income tax impact                    4.9                5.0                (3.3)
    Nondeductible goodwill amortization                                     3.7                7.5                 9.5
    Nontaxable income                                                      (2.6)              (4.6)               (4.5)
    Other, net                                                              1.0                1.0                 1.2
                                                                        -----------        -----------        -------------

Effective rate                                                             42.0%              43.9%              (31.1)%
                                                                        ===========        ===========        =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In thousands)


Year ended December 31,                                      1997        1996
                                                             ----        ----

Deferred tax assets:
   Allowance for doubtful accounts                           $2,525      $3,053
   Accrued liabilities not currently deductible               7,044       7,597
   Employee benefit plans                                     3,377       3,636
   Merchandise inventories                                    4,169       2,613
   Nonrecurring restructuring expenses                          -           420
   Tax loss carryforward, net                                 1,238       1,665
   Other                                                        839         847
                                                           --------     -------

Total deferred tax assets                                    19,192      19,831
                                                             ------      ------

Deferred tax liabilities:
   Property and equipment                                     1,557       1,437
   Computer software                                          1,252       1,869
   Other                                                      1,148       1,293
                                                            -------     -------

Total deferred tax liabilities                                3,957       4,599
                                                            -------     -------

Net deferred tax asset (included
    in other current assets and
   other assets, net)                                       $15,235      $15,232
                                                            =======      =======

At December 31, 1997 and 1996, the Company had a $0.10 million and $0.35 million valuation allowance, respectively, for state net operating losses. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of existing valuation allowances.

Cash payments for income taxes for 1997, 1996 and 1995 were $18.6 million, $8.0 million and $6.1 million, respectively.

Note 11 - Net Income (Loss) per Common Share
The following sets forth the computation of basic and diluted net income (loss) per common share:




(In thousands, except per share data)


                                                                                     1997               1996               1995
Numerator:
    Net income (loss)                                                         $      24,320      $      12,965       $    (11,308)
    Preferred stock dividends                                                         5,175              5,175              5,175
                                                                                 -------------      -------------       ------------

Numerator for basic net income (loss) per common share - net
    income (loss) available to common shareholders                                   19,145              7,790            (16,483)
    Effect of dilutive securities - interest on convertible debt                      -                     51               -
                                                                                 -------------      -------------       ------------

Numerator for diluted net income (loss) per common share - net income (loss)
    available to common shareholders after
    assumed conversions                                                       $      19,145      $       7,841       $    (16,483)
                                                                                 =============      =============       ============

Denominator:
    Denominator for basic net income (loss) per common
      share - weighted average shares                                                32,048             31,707             30,820
                                                                                 -------------      -------------       ------------
    Effect of dilutive securities:
      Employee stock options                                                             74                 78                  -
      Interest on convertible debt                                                        -                 21                  -
      Other                                                                               7                  3                  -
                                                                                 -------------      -------------       ------------

Denominator for diluted net income (loss) per common share - adjusted weighted average shares and assumed
    conversions                                                                      32,129             31,809             30,820
                                                                                 =============      =============       ============

Net income (loss) per common share - basic                                            $0.60              $0.25              $(0.53)
Net income (loss) per common share - diluted                                          $0.60              $0.25              $(0.53)





Note 12 - Shareholders' Equity
On May 10, 1994, the Company issued 1.15 million shares of Series B preferred stock in connection with the Stuart acquisition. Each share of preferred stock has an annual dividend of $4.50, payable quarterly, has voting rights on items submitted to a vote of the holders of common stock and is convertible into approximately 6.1 shares of common stock at the shareholder's option. As of April 1997, the preferred stock was redeemable by the Company at a price of $100 subject to certain restrictions.

The Company has a shareholder rights agreement under which 8/27ths of a Right is attendant to each outstanding share of common stock of the Company. Each full Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock (the Series A Preferred Stock), at an exercise price of $75 (the Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 20% or more of the outstanding shares of the common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the Company or a potential acquirer) having a value equal to twice the amount of the Purchase Price. The Rights will expire on April 30, 2004, if not earlier redeemed.

Note 13 - Commitments and Contingencies
The Company has a commitment through December 2001 to outsource the management and operation of its mainframe computer. This commitment is cancellable at any time on 180 days prior notice and a minimum payment of $8.8 million. The Company also has entered into noncancellable agreements to lease certain office and warehouse facilities with remaining terms ranging from one to 10 years. Certain leases include renewal options, generally for five-year increments. At December 31, 1997, future minimum annual payments under noncancellable operating lease agreements with original terms in excess of one year are as follows:

(In thousands)

                                                                        Total
                                                                       -------
                           1998                                        $20,181
                           1999                                         17,168
                           2000                                         13,190
                           2001                                         10,331
                           2002                                          7,929
                           Later years                                  21,318
                                                                        ------

                           Total minimum payments                      $90,117
                                                                       =======

Minimum lease payments have not been reduced by minimum sublease rentals aggregating $0.8 million due in the future under noncancellable subleases.

Rent expense for all operating leases for the years ended December 31, 1997, 1996 and 1995 was $26.3 million, $25.6 million and $27.0 million, respectively.

The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

In 1997, 1996 and 1995, net sales to Columbia/HCA Healthcare Corporation totaled $356 million, $321 million and $249 million, or approximately 11%, 11% and 8%, respectively, of the Company's net sales. In 1997, net sales to member hospitals of Premier Inc. totaled $386 million, or approximately 12% of the Company's net sales. Net sales to member hospitals under contract with VHA Inc. totaled $1.3 billion in 1997, $1.2 billion in 1996 and 1995, approximately 40%, 41% and 40%, respectively, of the Company's net sales. As members of a national healthcare network, VHA Inc. hospitals have incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

Note 14 - Legal Proceedings
As of January 30, 1998, Stuart is named as a defendant along with product manufacturers, distributors, healthcare providers, trade associations and others in approximately 136 lawsuits, filed in various federal and state courts (the Cases). The Cases represent the claims of approximately 145 plaintiffs claiming personal injuries and approximately 73 spouses asserting claims for loss of consortium. The Cases seek damages for personal injuries allegedly attributable to spinal fixation devices. The great majority of the Cases seek compensatory and punitive damages in unspecified amounts.

Prior to December 1992, Stuart distributed spinal fixation devices manufactured by Sofamor SNC, a predecessor of Sofamor Danek Group, Inc. (Sofamor Danek). Approximately one third of the claims involve plaintiffs implanted with spinal fixation devices manufactured by Sofamor Danek. Such plaintiffs allege that Stuart is liable to them under applicable products liability law for injuries caused by such devices distributed and sold by Stuart. In addition, such plaintiffs allege that Stuart distributed and sold the spinal fixation devices through deceptive and misleading means and in violation of applicable law. In the remaining Cases, plaintiffs seek to hold Stuart liable for injuries caused by other manufacturers' devices that were neither distributed nor sold by Stuart. Such plaintiffs allege that Stuart engaged in a civil conspiracy and concerted action with manufacturers, distributors and others to promote the sale of spinal fixation devices through deceptive and misleading means and in violation of applicable law. Stuart never manufactured any spinal fixation devices. The Company believes that affirmative defenses are available to Stuart. All Cases filed against Stuart have been, and will continue to be, vigorously defended.

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

In addition, as of February 16, 1998, 30 individual lawsuits seeking monetary damages, in most cases of an unspecified amount, have been filed by multiple plaintiffs in federal and state courts against the Company, manufacturers, and other distributors and sellers of natural rubber latex products. These lawsuits allege injuries ranging from dermatitis and allergic reactions to anaphylactic shock arising from the use of latex products, principally medical gloves. The Company may be named as a defendant in additional similar cases in the future. In the course of its medical supply business, the Company has distributed latex products, including medical gloves, but it does not, nor has it ever, manufactured any latex products. The defense costs of these lawsuits are being paid by the Company's insurers and the Company believes at this time that any potential liability and future defense costs will also be covered by its insurance, subject to policy limits and insurer solvency. Since all of these cases are in early stages of trial preparation, the likelihood of an unfavorable outcome for the Company or the amount or range of potential loss with respect to any of these matters cannot be reasonably determined at this time.

The Company is party to a lawsuit claiming failure to meet certain contractual obligations involving a distribution agreement. The plaintiff is seeking $3.3 million in compensatory damages, and the Company has, in turn, filed a counterclaim alleging breach of contract. At this time, management believes that the final outcome of this lawsuit will not materially affect the Company's financial condition or results of operations.

The Company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

Note 15 - Condensed Consolidating Financial Information
The following table presents condensed consolidating financial information for:
Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Notes (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for OMF); and OMF, Owens & Minor, Inc.'s only non-guarantor subsidiary of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

Condensed Consolidating Financial Statements (1)


(In thousands)
As of and for the year ended                        Owens &         Guarantor
December 31, 1997                                  Minor, Inc.     Subsidiaries       OMF            Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                          $       -          $3,116,798    $         -        $         -    $3,116,798
Cost of goods sold                                         -           2,800,044              -                  -     2,800,044
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                               -             316,754              -                  -       316,754
---------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               -             234,721            151                  -       234,872
Depreciation and amortization                              -              17,664              -                  -        17,664
Interest expense, net                                   18,422            (2,707)           (12)                 -        15,703
Intercompany interest expense, net                     (15,669)           27,371        (10,421)            (1,281)            -
Discount on accounts receivable securitization               -                10          6,574                  -         6,584
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                           2,753           277,059         (3,708)            (1,281)      274,823
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (2,753)           39,695          3,708              1,281        41,931
Income tax provision (benefit)                          (1,129)           16,685          1,517                538        17,611
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $    (1,624)       $   23,010    $     2,191        $       743    $   24,320
Dividends on preferred stock                       $     5,175        $        -    $         -        $         -    $    5,175
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock     $    (6,799)       $   23,010    $     2,191        $       743    $   19,145
=================================================================================================================================

Balance Sheets
Assets
Current assets
Cash and cash equivalents                          $       505        $       78    $         -        $         -    $      583
Accounts and notes receivable, net                           -           100,336         87,542                  -       187,878
Merchandise inventories                                      -           285,529              -                  -       285,529
Intercompany advances, net                             176,335            68,016              -           (244,351)            -
Other current assets                                         -            25,274              -                  -        25,274
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                   176,840           479,233         87,542           (244,351)      499,264
Property and equipment, net                                  -            26,628              -                  -        26,628
Goodwill, net                                                -           162,821              -                  -       162,821
Intercompany investment in subsidiaries                299,858            15,001              -           (314,859)            -
Other assets, net                                        6,180            17,670              -                  -        23,850
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                       $   482,878        $  701,353    $    87,542        $  (559,210)   $  712,563
=================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
Accounts payable                                   $         -        $  224,072    $         -        $         -    $  224,072
Accrued payroll and related liabilities                      -             7,840              -                  -         7,840
Intercompany advances, net                                   -           176,335         68,759           (245,094)            -
Other accrued liabilities                                2,480            30,564            519                  -        33,563
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                2,480           438,811         69,278           (245,094)      265,475
Long-term debt                                         182,550                 -              -                  -       182,550
Accrued pension and retirement plans                         -             5,237              -                  -         5,237
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                      185,030           444,048         69,278           (245,094)      453,262
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                        115,000                 -              -                  -       115,000
Common stock                                            64,426                 -              -                  -        64,426
Paid-in capital                                          8,005           299,858         15,001           (314,859)        8,005
Retained earnings                                      110,417           (42,553)         3,263                743        71,870
---------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                             297,848           257,305         18,264           (314,116)      259,301
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $   482,878        $  701,353    $    87,542        $  (559,210)   $  712,563
=================================================================================================================================


(1) Certain amounts in the 1996 condensed consolidating financial statements have been reclassified to conform to the 1997 presentation.


Condensed Consolidating Financial Statements (1)



(In thousands)
For the year ended                                           Owens &       Guarantor
December 31, 1997                                           Minor, Inc.   Subsidiaries   OMF        Eliminations      Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating Activities
Net income (loss)                                      $    (1,624) $     23,010     $     2,191     $      743        $   24,320
Adjustments to reconcile net income (loss) to cash
  provided by operating activities
Depreciation and amortization                                    -        17,664               -              -            17,664
Provision for losses on accounts and notes receivable            -           124             144              -               268
Provision for LIFO reserve                                       -         2,414               -              -             2,414
Changes in operating assets and liabilities
Accounts and notes receivable                                    -       (12,591)        (28,312)             -           (40,903)
Merchandise inventories                                          -        (6,104)              -              -            (6,104)
Accounts payable                                                 -         4,714               -              -             4,714
Net change in other current assets
    and current liabilities                                    147         4,667            (203)             -             4,611
Other, net                                                   1,411           158             212           (743)            1,038
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities               (66)       34,056         (25,968)             -             8,022
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Additions to property and equipment                              -        (7,495)              -              -            (7,495)
Additions to computer software                                   -        (4,472)              -              -            (4,472)
Proceeds from sale of property and equipment                     -         1,851               -              -             1,851
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                 -       (10,116)              -              -           (10,116)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Additions to long-term debt                                 26,026             -               -              -            26,026
Reductions of long-term debt                                     -       (11,049)              -              -           (11,049)
Change in intercompany advances                            (17,596)       (8,372)         25,968              -                 -
Other short-term financing, net                                  -        (4,679)              -              -            (4,679)
Cash dividends paid                                        (10,950)            -               -              -           (10,950)
Exercise of stock options                                    2,586             -               -              -             2,586
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                66       (24,100)         25,968              -             1,934
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             -          (160)              -              -              (160)
Cash and cash equivalents at beginning of year                 505           238               -              -               743
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $       505  $         78     $         -     $        -        $      583
==================================================================================================================================



(1) Certain amounts in the 1996 condensed consolidating financial statements have been reclassified to conform to the 1997 presentation.



Condensed Consolidating Financial Statements (1)


(In thousands)
As of and for the year ended                         Owens &         Guarantor
December 31, 1996                                  Minor, Inc.     Subsidiaries           OMF          Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                         $        -        $3,019,003          $       -        $       -      $3,019,003
Cost of goods sold                                         -         2,720,613                  -                -       2,720,613
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                               -           298,390                  -                -         298,390
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               -           233,036                668                -         233,704
Depreciation and amortization                              -            16,098                  -                -          16,098
Interest expense, net                                 22,542            (3,588)                 -                -          18,954
Intercompany interest expense, net                   (21,525)           30,046             (7,605)            (916)              -
Discount on accounts receivable securitization             -             1,908              4,613                -           6,521
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                         1,017           277,500             (2,324)            (916)        275,277
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     (1,017)           20,890              2,324              916          23,113
Income tax provision (benefit)                          (407)            9,312                877              366          10,148
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $     (610)       $   11,578          $   1,447        $     550      $   12,965
Dividends on preferred stock                      $    5,175        $        -          $       -        $       -      $    5,175
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock    $   (5,785)       $   11,578          $   1,447        $     550      $    7,790
===================================================================================================================================

Balance Sheets
Assets
Current assets
Cash and cash equivalents                         $      505        $      238          $       -        $       -      $      743
Accounts and notes receivable, net                         -            87,869             59,374                -         147,243
Merchandise inventories                                    -           281,839                  -                -         281,839
Intercompany advances, net                           158,738            42,048                  -         (200,786)              -
Other current assets                                       -            25,675                  -                -          25,675
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                 159,243           437,669             59,374         (200,786)        455,500
Property and equipment, net                                -            29,231                  -                -          29,231
Goodwill, net                                              -           167,366                  -                -         167,366
Intercompany investment in subsidiaries              299,858            15,001                  -         (314,859)              -
Other assets, net                                      6,877            20,527                  -                -          27,404
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                      $  465,978        $  669,794          $  59,374        $(515,645)     $  679,501
===================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
Accounts payable                                  $        -        $  224,037          $       -        $       -      $  224,037
Accrued payroll and related liabilities                    -             5,001                  -                -           5,001
Intercompany advances, net                                 -           158,739             42,597         (201,336)              -
Other accrued liabilities                              2,588            30,162                722                -          33,472
-----------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                              2,588           417,939             43,319         (201,336)        262,510
Long-term debt                                       156,500            11,049                  -                -         167,549
Accrued pension and retirement plans                       -             7,042                  -                -           7,042
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    159,088           436,030             43,319         (201,336)        437,101
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                      115,000                 -                  -                -         115,000
Common stock                                          63,814                 -                  -                -          63,814
Paid-in capital                                        5,086           299,858             15,001         (314,859)          5,086
Retained earnings                                    122,990           (66,094)             1,054              550          58,500
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                           306,890           233,764             16,055         (314,309)        242,400
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $  465,978        $  669,794          $  59,374        $(515,645)     $  679,501
===================================================================================================================================



(1) Certain amounts in the 1996 condensed consolidating financial statements have been reclassified to conform to the 1997 presentation.


Condensed Consolidating Financial Statements (1)



(In thousands)
For the year ended                                           Owens &           Guarantor
December 31, 1996                                           Minor, Inc.       Subsidiaries      OMF      Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating Activities
Net income (loss)                                         $      (610)       $   11,578     $   1,447     $     550    $   12,965
Adjustments to reconcile net income (loss) to cash
  provided by operating activities
Depreciation and amortization                                       -            16,098             -             -        16,098
Provision for losses on accounts and notes receivable               -               190           648             -           838
Provision for LIFO reserve                                          -               908             -             -           908
Changes in operating assets and liabilities
Accounts and notes receivable                                       -           150,013       (32,856)            -       117,157
Merchandise inventories                                             -            43,633             -             -        43,633
Accounts payable                                                    -            (9,670)            -             -        (9,670)
Net change in other current assets
    and current liabilities                                       582             4,230           213             -         5,025
Other, net                                                        306               589           833          (550)        1,178
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                  278           217,569       (29,715)            -       188,132
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Additions to property and equipment                                 -            (6,242)            -             -        (6,242)
Additions to computer software                                      -            (6,985)            -             -        (6,985)
Proceeds from sale of property and equipment                        -             6,865             -             -         6,865
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                    -            (6,362)            -             -        (6,362)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Additions to long-term debt                                   150,000                 -             -             -       150,000
Reductions of long-term debt                                 (314,155)             (722)            -             -      (314,877)
Change in intercompany advances                               173,201          (202,916)       29,715             -             -
Other short-term financing, net                                     -            (7,341)            -             -        (7,341)
Cash dividends paid                                           (10,868)                -             -             -       (10,868)
Exercise of stock options                                       1,844                 -             -             -         1,844
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                   22          (210,979)       29,715             -      (181,242)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              300               228             -             -           528
Cash and cash equivalents at beginning of year                    205                10             -             -           215
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $       505        $      238     $       -     $       -    $      743
==================================================================================================================================



(1) Certain amounts in the 1996 condensed consolidating financial statements have been reclassified to conform to the 1997 presentation.

Note 16 - Quarterly Financial Data (Unaudited)
The following table presents the summarized quarterly financial data for 1997 and 1996:

(In thousands, except per share data)





                                                                                           1997
                                                         -------------------------------------------------------------------------

Quarter                                                       1st                 2nd                3rd                4th
-------                                                  ---------------     --------------     ---------------    ---------------

Net sales                                                $      749,623      $    776,722       $     785,778      $     804,675

Gross margin                                                     75,102            78,041              78,881             84,730

Net income                                                        4,994             5,770               6,478              7,078

Net income per common share - basic                      $         0.12      $       0.14       $        0.16      $        0.18

Net income per common share - diluted                    $         0.12      $       0.14       $        0.16      $        0.18


                                                                                           1996
                                                         -------------------------------------------------------------------------

Quarter                                                       1st                 2nd                3rd                   4th
-------                                                  ---------------     --------------     -------------         -------------

Net sales                                                $     771,312       $     749,938      $    744,146       $      753,607

Gross margin                                                    74,179              74,511            74,486               75,214

Net income                                                       1,519               2,931             3,750                4,765

Net income per common share - basic                      $        0.01       $        0.05             $0.08       $         0.11

Net income per common share - diluted                    $        0.01       $        0.05             $0.08       $         0.11


Independent Auditors' Report



The Board of Directors and Shareholders
Owens & Minor, Inc.:

     We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG
-----------------------------

Richmond, Virginia
February 4, 1998

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures during the two-year period ended December 31, 1997.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required for this item is contained in Part I of this Form 10-K and in the 1998 Proxy Statement under the headings "Nominees for Election to the Board of Directors", "Members of Board of Directors Continuing in Office" and "Series B Preferred Stock Director" on pages 5 through 8 and "Compliance with
Section 16(a) Reporting" on page 15, and is incorporated by reference herein.

Item 11. Executive Compensation

The information required under this item is contained in the 1998 Proxy Statement under the heading "Director Compensation" on page 3, "Summary Compensation Table" on pages 18 and 19, "Option Grants" on page 19, "1997 Option Exercises and Year-End Option Values" on page 19 and "Retirement Plans" on pages 19 and 20, "Executive Severance Agreements" on page 24, and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required under this item is contained in the 1998 Proxy Statement under the heading "Stock Ownership by Principal Shareholders and Management" on pages 16 and 17 and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions

None

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                                                                         Page
                                                                        Numbers

(a)      The following documents are filed as part of this report:

1.       Consolidated Financial Statements:

         Independent Auditors' Report of
         KPMG Peat Marwick LLP                                               46

         Consolidated Statements of Operations
         for the years ended December 31, 1997, 1996 and 1995                22

         Consolidated Balance Sheets as of
         December 31, 1997 and 1996                                          23

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1997, 1996 and 1995                        24

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended December 31, 1997, 1996 and 1995                25

         Notes to Consolidated Financial Statements                     26 - 45

2.       Financial Statement Schedules:

         Independent Auditors' Report of
         KPMG Peat Marwick LLP                                               53

         Schedule II - Valuation and Qualifying Accounts                     54




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

         (b)      Amended and Restated Bylaws of the Company

(4) (a) Indenture dated as of May 29, 1996 among the Company, as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4(a), for the quarter ended June 30, 1996)

         (b) Amended and Restated Rights Agreement dated as of May 10, 1994 between the Company and Wachovia Bank of North Carolina, N.A., Rights Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

         (c) Credit Agreement dated as of September 15, 1997 by and among the Company, certain of its subsidiaries, the various banks and lending institutions identified on the signature pages thereto, NationsBank, N.A., as agent, Bank of America NT and SA and Crestar Bank, as co-agents, and NationsBank, N.A., as administrative agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended September 30,
1997)

 (10) (a) Owens & Minor, Inc. Annual Incentive Plan (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25, 1991)*

         (b) Owens & Minor, Inc. Management Equity Ownership Program (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(a), for the quarter ended September 30, 1997)*

         (c) 1985 Stock Option Plan as amended on January 27, 1987 (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(f), for the year ended December 31, 1987)*

         (d) Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (Pension Plan) (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

         (e) Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

         (f) Owens & Minor, Inc. Supplemental Executive Retirement Plan dated July 1, 1991 (SERP) (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*

         (g) First Amendment to SERP, effective July 30, 1996 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(e), for the quarter ended September 30, 1996)*

         (h) Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(j), for the year ended December 31, 1991)*

         (i) Agreement dated May 1, 1991 by and between Owens & Minor, Inc. and
W. Frank Fife (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(m), for the year ended December 31, 1992)*

         (j) Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

         (k) Amended and Restated Owens & Minor, Inc. 1993 Directors' Compensation Plan (Directors' Plan) (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1996)*

         (l) The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors' Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

         (m) Form of Enhanced Authorized Distribution Agency Agreement dated as of August 20, 1997 between VHA, Inc. and Owens & Minor (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(d), for the quarter ended September 30, 1997)***

         (n) Amended and Restated Purchase and Sale Agreement dated as of May 28, 1996 among Owens & Minor Medical, Inc., the Company and O&M Funding Corp. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(a), for the quarter ended June 30, 1996)

         (o) Amended and Restated Receivables Purchase Agreement dated as of May 28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., the Company, Receivables Capital Corporation and Bank of America National Trust and Savings Association, as Administrator (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(b), for the quarter ended June 30,
1996)

         (p) First Amendment dated as of October 17, 1997 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., the Company, Receivables Capital Corporation and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(b), for the quarter ended September 30, 1997)

         (q) Amended and Restated Parallel Asset Purchase Agreement dated as of May 28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., the Company, the Parallel Purchasers from time to time party thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended June 30, 1996)

         (r) First Amendment dated as of October 17, 1997 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., the Company, Parallel Purchasers and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended September 30, 1997)

(11)     Calculation of Net Income (Loss) Per Common Share
         Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Net Income (Loss) per Common Share.

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

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter of 1997.

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

                              OWENS & MINOR, INC.

                           By /s/ G. Gilmer Minor, III
                              ------------------------
                              G. Gilmer Minor, III
                             Chairman, President and
                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated:

/s/ G. Gilmer Minor, III                          /s/ James B. Farinholt, Jr.
---------------------------------------           ---------------------------
G. Gilmer Minor, III                              James B. Farinholt, Jr.
Chairman, President and Chief Executive           Director
Officer and Director (Principal Executive
Officer)                                          /s/ C. G. Grefenstette
                                                  ----------------------
                                                  C. G. Grefenstette
/s/ Ann Greer Rector                              Director
---------------------
Ann Greer Rector                                  /s/ Vernard W. Henley
Senior Vice President and Chief                   ---------------------
Financial Officer (Principal Financial            Vernard W. Henley
Officer)                                          Director

/s/ Olwen B. Cape                                 /s/ E. Morgan Massey
-----------------                                 ---------------------
Olwen B. Cape                                     E. Morgan Massey
Vice President and Controller (Principal          Director
Accounting Officer)

/s/ Henry A. Berling                              /s/ James E. Rogers
--------------------                              --------------------
Henry A. Berling                                  James E. Rogers
Executive Vice President,                         Director
Partnership Development and Director

/s/ Josiah Bunting, III                           /s/ James E. Ukrop
-----------------------                           -------------------
Josiah Bunting, III                               James E. Ukrop
Director                                          Director

/s/ R. E. Cabell, Jr.                             /s/ Anne Marie Whittemore
---------------------                             --------------------------
R. E. Cabell, Jr.                                 Anne Marie Whittemore
Director                                          Director

Each of the above signatures is affixed as of March 23, 1998.

                         Independent Auditors' Report on
                          Financial Statement Schedule


The Board of Directors
Owens & Minor, Inc.:

 Over date of February 4, 1998, we reported on the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule included on page 54 of this annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

 In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


 /s/ KPMG Peat Marwick LLP
------------------------
KPMG Peat Marwick LLP

Richmond, Virginia
February 4, 1998

                                                                   Schedule II

                      Owens & Minor, Inc. and Subsidiaries
                        Valuation and Qualifying Accounts

(In thousands)
  Additions

                                                        Charged to
                           Balance at           ---------------------                                 Balance
                            Beginning         Costs and           Other                               at End
              Year            of Year          Expenses          Accounts*        Deductions*         of Year
              ----         ----------         ---------        -----------        -----------        ----------

Allowance for doubtful accounts deducted from accounts and notes receivable in the Consolidated Balance Sheets

              1997             $6,495          $  268          $       -              $ 451           $ 6,312

              1996              6,010             838                  -                353             6,495

              1995              5,340             827                  -                157             6,010






*  Uncollectible accounts written off.

                                   Form 10-K
                                 Exhibit Index

Exhibit #
---------


 3 (b)      Amended and Restated Bylaws of the Company

21          Subsidiaries of Registrant

23          Consent of KPMG Peat Marwick LLP, independent auditors

27          Financial Data Schedule