Form 10-Q
period 1998-03-31
OWENS & MINOR INC/VA/
filed 1998-05-14
CIK 75252

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998

                                               OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

Commission file number              1-9810

                               OWENS & MINOR, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                                54-1701843
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

4800 Cox Road, Glen Allen, Virginia                         23060
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Post Office Box 27626, Richmond, Virginia                 23261-7626
--------------------------------------------------------------------------------
(Mailing address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (804) 747-9794


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         The number of shares of Owens & Minor, Inc.'s common stock outstanding as of May 11, 1998 was 32,519,532 shares.

                      Owens & Minor, Inc. and Subsidiaries

                                      Index

                                                                       Page

Part I.    Financial Information

           Consolidated Statements of Income - Three Months
           Ended March 31, 1998 and 1997                                3

           Consolidated Balance Sheets - March 31, 1998 and
           December 31, 1997                                            4

           Consolidated Statements of Cash Flows - Three Months
           Ended March 31, 1998 and 1997                                5

           Notes to Consolidated Financial Statements                   6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14

Part II.   Other Information                                           17

Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries

                        Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)                                                              Three Months Ended

                                                                              March 31,

                                                              ------------------------------------------
                                                                   1998                      1997
                                                              ----------------          ----------------
Net sales                                                     $      797,950            $     749,623
Cost of goods sold                                                   715,863                  674,521
                                                              ----------------          ----------------

Gross margin                                                          82,087                   75,102
                                                              ----------------          ----------------

Selling, general and administrative expenses                          60,942                   56,437
Depreciation and amortization                                          4,468                    4,205
Interest expense, net                                                  3,613                    3,947
Discount on accounts receivable securitization                         1,609                    1,866
                                                              ----------------          ----------------
Total expenses                                                        70,632                   66,455
                                                              ----------------          ----------------

Income before income taxes                                            11,455                    8,647
Income tax provision                                                   4,696                    3,653
                                                              ----------------          ----------------

Net income                                                             6,759                    4,994

Dividends on preferred stock                                           1,294                    1,294
                                                              ----------------          ----------------


Net income attributable to common stock                       $        5,465            $       3,700
                                                              ================          ================


Net income per common share - basic                           $         0.17            $        0.12
                                                              ================          ================

Net income per common share - diluted                         $         0.17            $        0.12
                                                              ================          ================


Weighted average shares - basic                                       32,337                   31,915
                                                              ================          ================

Weighted average shares - diluted                                     32,506                   31,961
                                                              ================          ================

Cash dividends per common share                               $        0.050            $       0.045
                                                              ================          ================





          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries

                           Consolidated Balance Sheets

(In thousands, except per share data)                                March 31,               December 31,
                                                                       1998                      1997
                                                                 ----------------         ----------------
                                                                   (Unaudited)
Assets
Current assets

    Cash and cash equivalents                                    $          250           $         583
    Accounts and notes receivable, net
       of allowance of $6,289 and $6,312                                176,525                 187,878
    Merchandise inventories                                             307,396                 285,529
    Other current assets                                                 28,957                  25,274
                                                                 ----------------         ----------------
    Total current assets                                                513,128                 499,264
Property and equipment, net of accumulated
    depreciation of $43,226 and $41,500                                  25,616                  26,628
Goodwill, net of accumulated
    amortization of $19,434 and $18,298                                 161,684                 162,821
Other assets, net                                                        24,787                  23,850
                                                                 ================         ================
       Total assets                                              $      725,215           $     712,563
                                                                 ================         ================

Liabilities and shareholders' equity

Current liabilities
    Accounts payable                                             $      253,637           $     224,072
    Accrued payroll and related liabilities                               6,300                   7,840
    Other accrued liabilities                                            43,441                  33,563
                                                                 ----------------         ----------------
    Total current liabilities                                           303,378                 265,475
Long-term debt                                                          150,000                 182,550
Accrued pension and retirement plans                                      5,413                   5,237
                                                                 ----------------         ----------------
    Total liabilities                                                   458,791                 453,262
                                                                 ----------------         ----------------
Shareholders' equity

    Preferred stock, par value $100 per share;
        authorized - 10,000 shares
       Series A; Participating Cumulative
           Preferred Stock; none issued                                       -                       -
       Series B; Cumulative Preferred
           Stock; 4.5%, convertible; issued
           and outstanding - 1,150 shares                               115,000                 115,000
    Common stock, par value $2 per share;
        authorized - 200,000 shares; issued and
        outstanding - 32,484 shares and 32,123 shares                    64,968                  64,426
    Paid-in capital                                                      10,740                   8,005
    Retained earnings                                                    75,716                  71,870
                                                                 ----------------         ----------------
        Total shareholders' equity                                      266,424                 259,301
                                                                 ================         ================
        Total liabilities and shareholders' equity               $      725,215           $     712,563
                                                                 ================         ================



          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

(In thousands)                                                              Three Months Ended
(Unaudited)                                                                     March 31,
                                                                 -----------------------------------------
                                                                      1998                     1997
                                                                 ----------------         ----------------
Operating activities
Net income                                                       $        6,759           $       4,994
Adjustments to reconcile net income to cash
    provided by operating activities
       Depreciation and amortization                                      4,468                   4,205
       Provision for LIFO reserve                                         2,617                   1,300
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                  11,269                  (7,306)
          Merchandise inventories                                       (24,484)                 12,247
          Accounts payable                                               48,551                  (4,514)
          Net change in other current assets
              and current liabilities                                     5,176                   5,157
       Other, net                                                        (1,039)                    942
                                                                 ----------------         ----------------
Cash provided by operating activities                                    53,317                  17,025
                                                                 ----------------         ----------------

Investing activities
Additions to property and equipment                                      (1,098)                 (1,845)
Additions to computer software                                             (815)                   (894)
Proceeds from sale of property and equipment                                 26                   1,588
                                                                 ----------------         ----------------
Cash used for investing activities                                       (1,887)                 (1,151)
                                                                 ----------------         ----------------

Financing activities
Reductions of long-term debt                                            (32,550)                 (2,500)
Other short-term financing, net                                         (18,986)                (10,975)
Cash dividends paid                                                      (2,916)                 (2,735)
Proceeds from exercise of stock options                                   2,689                     189
                                                                 ----------------         ----------------
Cash used for financing activities                                      (51,763)                (16,021)
                                                                 ----------------         ----------------

Net decrease in cash and cash equivalents                                  (333)                   (147)

Cash and cash equivalents at beginning of year                              583                     743
                                                                 ================         ================

Cash and cash equivalents at end of period                       $          250           $         596
                                                                 ================         ================



          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the Company) as of March 31, 1998 and the consolidated results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

2.   Interim Results of Operations

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting

     The Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventory counts at selected distribution centers. Reported results of operations for the three month periods ended March 31, 1998 and 1997 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Net Income per Common Share

     The following sets forth the computation of basic and diluted net income per common share:


      (In thousands, except per share data)                                               Three Months Ended
                                                                                               March 31,

                                                                                  ------------------------------------
                                                                                       1998                  1997
                                                                                  -------------         --------------
      Numerator:
        Net income                                                                $    6,759            $      4,994
        Preferred stock dividends                                                      1,294                   1,294
      ----------------------------------------------------------------------------------------------------------------
        Numerator for basic net income per common share - net income available
           to common shareholders                                                      5,465                   3,700
        Effect of dilutive securities                                                      -                       -
      ----------------------------------------------------------------------------------------------------------------
        Numerator for diluted net income per common share - net income available
           to common shareholders after assumed conversions                       $    5,465            $      3,700
      ----------------------------------------------------------------------------------------------------------------
      Denominator:
        Denominator for basic net income per common share - weighted average
           shares                                                                     32,337                  31,915
        Effect of dilutive securities:
           Employee stock options                                                        155                      41
           Other                                                                          14                       5
      ----------------------------------------------------------------------------------------------------------------
        Denominator for diluted net income per common share - adjusted weighted
           average shares and assumed conversions                                     32,506                  31,961
      ----------------------------------------------------------------------------------------------------------------

      Net income per common share - basic                                         $     0.17            $       0.12

      Net income per common share - diluted                                       $     0.17            $       0.12

      ----------------------------------------------------------------------------------------------------------------

5.   Condensed Consolidating Financial Information

     The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Senior Subordinated 10-year Notes (Notes) (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for O&M Funding Corp.
     (OMF)); and OMF, Owens & Minor, Inc.'s only non-guarantor subsidiary of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the Company believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

Condensed Consolidating Financial Statements (1)

(In thousands)
For the three months ended                           Owens &        Guarantor
March 31, 1998                                     Minor, Inc.     Subsidiaries          OMF         Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                          $          -   $      797,950    $           -    $          -    $     797,950
Cost of goods sold                                            -          715,863                -               -          715,863
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                  -           82,087                -               -           82,087
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                  -           60,880               62               -           60,942
Depreciation and amortization                                 -            4,468                -               -            4,468
Interest expense, net                                     4,443             (830)               -               -            3,613
Intercompany interest expense, net                       (3,883)           7,966           (2,900)         (1,183)               -
Discount on accounts receivable securitization                -               12            1,597               -            1,609
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                              560           72,496           (1,241)         (1,183)          70,632
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          (560)           9,591            1,241           1,183           11,455
Income tax provision (benefit)                             (227)           3,922              504             497            4,696
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          (333)           5,669              737             686            6,759
Dividends on preferred stock                              1,294                -                -               -            1,294
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock     $     (1,627)    $      5,669    $         737    $        686    $       5,465
-----------------------------------------------------------------------------------------------------------------------------------


March 31, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                          $          -    $     749,623 $              -    $          -    $     749,623
Cost of goods sold                                            -          674,521                -               -          674,521
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                  -           75,102                -               -           75,102
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                  -           56,417               20               -           56,437
Depreciation and amortization                                 -            4,205                -               -            4,205
Interest expense, net                                     4,671             (724)               -               -            3,947
Intercompany interest expense, net                       (4,138)           8,270           (3,012)         (1,120)               -
Discount on accounts receivable securitization                -                2            1,864               -            1,866
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                              533           68,170           (1,128)         (1,120)          66,455
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          (533)           6,932            1,128           1,120            8,647
Income tax provision (benefit)                             (219)           2,879              523             470            3,653
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          (314)           4,053              605             650            4,994
Dividends on preferred stock                              1,294                -                -               -            1,294
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock     $     (1,608)    $      4,053     $        605     $       650     $      3,700
-----------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

Condensed Consolidating Financial Statements (1)

(In thousands)
As of                                           Owens &        Guarantor
March 31, 1998                                Minor, Inc.     Subsidiaries          OMF         Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
Cash and cash equivalents                  $           205  $            45  $             -  $            -  $           250
Accounts and notes receivable, net                       -           81,354           95,171               -          176,525
Merchandise inventories                                  -          307,396                -               -          307,396
Intercompany advances, net                         147,831           75,150                -        (222,981)               -
Other current assets                                     -           28,957                -               -           28,957
------------------------------------------------------------------------------------------------------------------------------
Total current assets                               148,036          492,902           95,171        (222,981)         513,128
Property and equipment, net                              -           25,616                -               -           25,616
Goodwill, net                                            -          161,684                -               -          161,684
Intercompany investment in subsidiaries            299,858           15,001                -        (314,859)               -
Other assets, net                                    5,971           18,816                -               -           24,787
------------------------------------------------------------------------------------------------------------------------------
Total assets                               $       453,865  $       714,019  $        95,171  $     (537,840) $       725,215
------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
Accounts payable                           $             -  $       253,637  $             -  $            -  $       253,637
Accrued payroll and related liabilities                  -            6,300                -               -            6,300
Intercompany advances, net                               -          147,831           75,836        (223,667)               -
Other accrued liabilities                            5,988           37,119              334               -           43,441
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                            5,988          444,887           76,170        (223,667)         303,378
Long-term debt                                     150,000                -                -               -          150,000
Accrued pension and retirement plans                     -            5,413                -               -            5,413
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  155,988          450,300           76,170        (223,667)         458,791
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                    115,000                -                -               -          115,000
Common stock                                        64,968                -                -               -           64,968
Paid-in capital                                     10,740          299,858           15,001        (314,859)          10,740
Retained earnings (deficit)                        107,169          (36,139)           4,000             686           75,716
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                         297,877          263,719           19,001        (314,173)         266,424
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity $       453,865  $       714,019  $        95,171  $     (537,840) $       725,215
------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

Condensed Consolidating Financial Statements (1)

(In thousands)
As of                                           Owens &        Guarantor
December 31, 1997                             Minor, Inc.     Subsidiaries          OMF         Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
Cash and cash equivalents                  $           505  $            78  $             -  $            -  $           583
Accounts and notes receivable, net                       -          100,336           87,542               -          187,878
Merchandise inventories                                  -          285,529                -               -          285,529
Intercompany advances, net                         176,335           68,016                -        (244,351)               -
Other current assets                                     -           25,274                -               -           25,274
------------------------------------------------------------------------------------------------------------------------------
Total current assets                               176,840          479,233           87,542        (244,351)         499,264
Property and equipment, net                              -           26,628                -               -           26,628
Goodwill, net                                            -          162,821                -               -          162,821
Intercompany investment in subsidiaries            299,858           15,001                -        (314,859)               -
Other assets, net                                    6,180           17,670                -               -           23,850
------------------------------------------------------------------------------------------------------------------------------
Total assets                               $       482,878  $       701,353  $        87,542  $     (559,210) $       712,563
------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
Accounts payable                           $             -  $       224,072  $             -  $            -  $       224,072
Accrued payroll and related liabilities                  -            7,840                -               -            7,840
Intercompany advances, net                               -          176,335           68,759        (245,094)               -
Other accrued liabilities                            2,480           30,564              519               -           33,563
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                            2,480          438,811           69,278        (245,094)         265,475
Long-term debt                                     182,550                -                -               -          182,550
Accrued pension and retirement plans                     -            5,237                -               -            5,237
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                  185,030          444,048           69,278        (245,094)         453,262
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                    115,000                -                -               -          115,000
Common stock                                        64,426                -                -               -           64,426
Paid-in capital                                      8,005          299,858           15,001        (314,859)           8,005
Retained earnings (deficit)                        110,417          (42,553)           3,263             743           71,870
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                         297,848          257,305           18,264        (314,116)         259,301
------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity $       482,878  $       701,353  $        87,542  $     (559,210) $       712,563
------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

Condensed Consolidating Financial Statements (1)

(In thousands)
For the three months ended                              Owens &      Guarantor
March 31, 1998                                        Minor, Inc.   Subsidiaries       OMF         Eliminations    Consolidated
-------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                   $       (333) $       5,669  $        737  $          686  $         6,759
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
Depreciation and amortization                                  -          4,468             -               -            4,468
Provision for LIFO reserve                                     -          2,617             -               -            2,617
Changes in operating assets and liabilities
Accounts and notes receivable                                  -         18,953        (7,684)              -           11,269
Merchandise inventories                                        -        (24,484)            -               -          (24,484)
Accounts payable                                               -         48,551             -               -           48,551
Net change in other current assets
    and current liabilities                                4,025          1,337          (186)              -            5,176
Other, net                                                   282           (634)           (1)           (686)          (1,039)
-------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities           3,974         56,477        (7,134)              -           53,317
-------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                            -         (1,098)            -               -           (1,098)
Additions to computer software                                 -           (815)            -               -             (815)
Proceeds from sale of property and equipment                   -             26             -               -               26
-------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                             -         (1,887)            -               -           (1,887)
-------------------------------------------------------------------------------------------------------------------------------
Financing activities
Reductions of long-term debt                             (32,550)             -             -               -          (32,550)
Change in intercompany advances                           28,503        (35,637)        7,134               -                -
Other short-term financing, net                                -        (18,986)            -               -          (18,986)
Cash dividends paid                                       (2,916)             -             -               -           (2,916)
Exercise of stock options                                  2,689              -             -               -            2,689
-------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities          (4,274)       (54,623)        7,134               -          (51,763)
-------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                   (300)           (33)            -               -             (333)
Cash and cash equivalents at beginning of year               505             78             -               -              583
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period          $        205  $          45  $          -  $            -  $           250
-------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

Condensed Consolidating Financial Statements (1)

(In thousands)
For the three months ended                             Owens &       Guarantor
March 31, 1997                                       Minor, Inc.    Subsidiaries          OMF         Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                    $       (314)   $      4,053     $        605     $       650     $      4,994
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
Depreciation and amortization                                   -           4,205                -               -            4,205
Provision for LIFO reserve                                      -           1,300                -               -            1,300
Changes in operating assets and liabilities
Accounts and notes receivable                                   -          13,231          (20,537)              -           (7,306)
Merchandise inventories                                         -          12,247                -               -           12,247
Accounts payable                                                -          (4,514)               -               -           (4,514)
Net change in other current assets
    and current liabilities                                 3,826           1,911             (580)              -            5,157
Other, net                                                    208             615              769            (650)             942
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities            3,720          33,048          (19,743)              -           17,025
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                             -          (1,845)               -               -           (1,845)
Additions to computer software                                  -            (894)               -               -             (894)
Proceeds from sale of property and equipment                    -           1,588                -               -            1,588
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                              -          (1,151)               -               -           (1,151)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Reductions of long-term debt                               (2,500)              -                -               -           (2,500)
Change in intercompany advances                             1,326         (21,069)          19,743               -                -
Other short-term financing, net                                 -         (10,975)               -               -          (10,975)
Cash dividends paid                                        (2,735)              -                -               -           (2,735)
Exercise of stock options                                     189               -                -               -              189
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities           (3,720)        (32,044)          19,743               -          (16,021)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       -            (147)               -               -             (147)
Cash and cash equivalents at beginning of year                505             238                -               -              743
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $        505    $         91     $          -     $         -     $        596
------------------------------------------------------------------------------------------------------------------------------------

(1) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

6.   Subsequent Event

On May 13, 1998, the Company repurchased all of its outstanding Series B Cumulative Preferred Stock at its par value. This repurchase was financed with substantially all of the net proceeds of an offering of 2.4 million $2.6875 term convertible securities (TECONS(SM)) by a statutory business trust, the common securities of which are wholly owned by the Company. Each TECONS has a liquidation value of $50 and is convertible into 2.4242 shares of the Company's common stock. The TECONS are subject to mandatory redemption on April 30, 2013 and may be redeemed in whole or in part after May 1, 2001.

Item 2.                 Owens & Minor, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial

                       Condition and Results of Operations

The following management discussion and analysis describes material changes in the Company's financial condition since December 31, 1997. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the Company's 1997 Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 1997.

Results of Operations

First quarter of 1998 compared with first quarter of 1997

Net sales. Net sales increased 6.4% to $798.0 million in the first quarter of 1998 from $749.6 million in the first quarter of 1997. The increase in sales was a result of several new customer contracts signed after the first quarter 1997 and increased penetration of existing accounts. The Company continues to focus on profitable sales growth and increased profitability.

Gross margin. Gross margin as a percentage of net sales increased to 10.3% in the first quarter of 1998 from 10.0% in the first quarter of 1997. The improvement has been a result of the Company's supply chain initiatives with key suppliers. This improvement was offset by the LIFO (last-in, first-out) provision increase to $2.6 million in the first quarter of 1998 as compared to $1.3 million in the first quarter of 1997. The increase was due primarily to larger price increases from certain manufacturers and higher inventory levels. The Company will continue to focus on improving margin levels through continued emphasis on its supply chain initiatives.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.6% in the first quarter of 1998 from 7.5% in the first quarter of 1997. The increase resulted from higher personnel costs in addition to approximately $0.8 million of expense incurred in connection with the Company's initiatives to enable computer processing in the Year 2000 and beyond. In the first quarter of 1998, the Company improved the management of delivery and occupancy costs and continued to use information technology to control costs through more extensive use of EDI in transactions with both customers and suppliers. The positive results of these and other SG&A expense initiatives will continue to be partially offset with additional expenses associated with the preparation of the Company's systems for the Year 2000.

Depreciation and amortization. Depreciation and amortization increased by 6.3% in the first quarter of 1998 compared to the first quarter of 1997. This increase was due primarily to the Company's continued investment in information technology, including capital spending for systems upgrades of $0.5 million associated with Year 2000 issues. The Company anticipates similar increases in depreciation and amortization for the remainder of 1998 associated with additional capital investment in information technology.

Interest expense, net and discount on accounts receivable securitization (financing costs). Financing costs decreased to $5.2 million in the first quarter of 1998 from $5.8 million in the first quarter of 1997, net of finance charge income of $0.8 million and $1.0 million in the first quarter of 1998 and 1997, respectively. The decline in financing costs has been a result of the Company's ability to reduce outstanding financing and lower effective interest rates. The lower effective interest rate is the result of the Company's renegotiation in September 1997 of the terms of its revolving credit facility which resulted in more favorable pricing of the debt. The Company reduced outstanding financing by approximately $32.6 million in the first quarter of 1998. This reduction is due to the improvement in cash flow from operations as a result of the Company's improved profitability. The Company will continue to take action to reduce financing costs by continuing its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

Income taxes. The Company had an income tax provision of $4.7 million in the first quarter of 1998 compared with $3.7 million in the first quarter of 1997 and an effective tax rate of 41.0%, compared to 42.2% for the same period in 1997. The decline in the effective tax rate is due primarily to increased income before taxes reducing the impact of nondeductible goodwill amortization.

Net income. Net income increased $1.8 million in the first quarter of 1998 compared to the first quarter of 1997. The increase was primarily due to the improvements previously discussed in gross margin and financing costs. Although the trend has been favorable and the Company continues to pursue these and other initiatives, the future impact on net income cannot be assured.

Financial Condition, Liquidity and Capital Resources

Liquidity. The Company's liquidity improved during the first quarter of 1998 compared to the first quarter of 1997. Outstanding financing (excluding the impact of the off balance sheet accounts receivable securitization) was reduced by $32.6 million to $260.0 million at March 31, 1998 from $292.6 million at December 31, 1997. The capitalization ratio (excluding the impact of the off balance sheet accounts receivable securitization) decreased to 49.4% at March 31, 1998 from 53.0% at December 31, 1997. The improvement was the result of lower borrowing levels as well as increased earnings.

On May 13, 1998, the Company repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with the issuance, by a statutory business trust, of term convertible securities with a liquidation value of $120.0 million. Management believes that these transactions will result in lower overall financing costs, as well as improved liquidity.

The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. At March 31, 1998, the Company had approximately $225.0 million of unused credit under its revolving credit facility and $21.1 million available under its accounts receivable financing facility.

Working Capital Management. During the first quarter of 1998, the Company's working capital increased compared to the first quarter of 1997 as a result of higher sales levels. The Company's accounts receivable days sales outstanding (excluding the impact of the off balance sheet accounts receivable securitization) increased to 33.0 in the first quarter of 1998 from 32.3 in the first quarter of 1997 and from 32.8 in the fourth quarter of 1997. Inventory turnover decreased slightly to 9.8 in the first quarter of 1998 from 10.1 in the fourth quarter of 1997.

Capital Expenditures. Capital expenditures were approximately $1.9 million in the first quarter of 1998, of which approximately $1.5 million was for computer systems, including $0.5 million for system upgrades for the Year 2000 initiative. The Company expects to continue to invest in technology, including system upgrades, as the most cost effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

Recent Accounting Pronouncements

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 amends the disclosure requirements of SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement standardizes the disclosure requirements of SFAS No. 87 and SFAS No. 106 and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. Management believes the effect on the Company of adoption of this standard will be limited to changes in financial statement presentation and disclosure.

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard effective January 1, 1998. Adoption of this standard did not have a material impact on the Company's financial condition or results of operations for the first quarter of 1998.

Forward-looking Statements

Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles, outcomes of outstanding litigation, and changes in government regulations. Although the Company believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Readiness for Year 2000

The Company continues to work closely with both customers and suppliers to ensure that they are continuing with the development of plans to address the Year 2000 issue. As of March 31, 1998, the Company continues to implement its strategy for remediation which is expected to be completed in the first quarter of 1999. During the first quarter of 1998, the Company incurred $0.8 million of expenses and $0.5 million of capital expenditures related to this strategy.

Part II.  Other Information

Item 1.  Legal Proceedings

Certain legal proceedings pending against the Company are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Through March 31, 1998, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4.  Submission of Matters to a Vote of Shareholders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Item 601 Exhibits

         Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter for which this Quarterly Report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Owens & Minor, Inc.
                                            ----------------------------
                                            (Registrant)

Date      May 14, 1998                      /s/ Ann Greer Rector
        ---------------                     ------------------------
                                            Ann Greer Rector
                                            Senior Vice President &
                                            Chief Financial Officer

Date      May 14, 1998                      /s/ Olwen B. Cape
        ---------------                     ---------------------
                                            Olwen B. Cape
                                            Vice President & Controller
                                            Chief Accounting Officer

                             Exhibit Filed with SEC

Exhibit #

27   Financial Data Schedule