Form 10-Q
period 1998-06-30
OWENS & MINOR INC/VA/
filed 1998-08-13
CIK 75252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                                   OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to ______________

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

      The number of shares of Owens & Minor, Inc.'s common stock outstanding as of August 7, 1998 was 32,543,434 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                      Index

                                                                            Page

Part I. Financial Information

        Consolidated Statements of Operations - Three Months and Six
        Months Ended June 30, 1998 and 1997                                    3

        Consolidated Balance Sheets -
        June 30, 1998 and December 31, 1997                                    4

        Consolidated Statements of Cash Flows - Six Months
        Ended June 30, 1998 and 1997                                           5

        Notes to Consolidated Financial Statements                             6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   13

Part II.    Other Information                                                 16

Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Operations



(In thousands, except per share data)
(Unaudited)                              Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                       ----------------------- -----------------------
                                           1998       1997        1998        1997
                                       ----------- ----------- ----------- -----------

Net sales                               $ 798,978  $ 776,722  $ 1,596,928    $  1,526,345
Cost of goods sold                        716,445    698,681    1,432,308       1,373,202
                                          --------    --------    --------      -------

Gross margin                               82,533     78,041      164,620         153,143
                                          --------    --------    --------       --------

Selling,  general  and  administrative
   expenses                                61,079     58,597      122,021         115,034
Depreciation and amortization               4,505      4,332        8,973           8,537
Interest expense, net                       3,190      3,759        6,803           7,706
Discount on accounts receivable
   securitization                           1,377      1,487        2,986           3,353
Distribution on mandatorily
   redeemable preferred securities            935          -          935               -
Nonrecurring restructuring expenses        11,200          -       11,200               -
                                          --------
                                                      --------    --------        --------
Total expenses                             82,286     68,175      152,918         134,630
                                          --------    --------    --------        --------

Income before income taxes                    247      9,866       11,702          18,513
Income tax provision                          102      4,096        4,798           7,749
                                          --------    --------    --------       --------

Net income                                    145      5,770        6,904          10,764

Dividends on preferred stock                  604      1,294        1,898           2,588
                                          --------    --------    --------        --------

Net  income  (loss)   attributable  to
     common stock                       $    (459) $   4,476   $    5,006    $      8,176
                                          ========    ========    ========        ========


Net income  (loss) per common  share -
     basic                              $   (0.01) $    0.14   $     0.15    $       0.26

Net income  (loss) per common  share -
     diluted                            $   (0.01) $    0.14   $     0.15    $       0.26

Weighted average shares - basic            32,546     32,000       32,442          31,958

Weighted average shares - diluted          32,625     32,081       32,566          32,021

Cash dividends per common share         $   0.050  $   0.045   $    0.100    $      0.090


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                           Consolidated Balance Sheets



(In thousands, except per share data)          June 30,       December 31,
                                                 1998             1997
                                             -------------------------------
Assets                                         (Unaudited)
Current assets
   Cash and cash equivalents                 $      629       $     583
   Accounts and notes receivable, net
     of allowance of $6,277 and $6,312          197,988         187,878
   Merchandise inventories                      328,739         285,529
   Other current assets                          22,694          25,274
                                             -----------      -----------
   Total current assets                         550,050         499,264
Property and equipment, net of accumulated
   depreciation of $45,310 and $41,500           24,873          26,628
Goodwill, net of accumulated
   amortization of $20,570 and $18,298          160,548         162,821
Other assets, net                                29,532          23,850
                                             ===========      ===========
     Total assets                            $  765,003       $ 712,563
                                             ===========      ===========

Liabilities and shareholders' equity

Current liabilities
   Accounts payable                          $  283,606       $ 224,072
   Accrued payroll and related liabilities        5,994           7,840
   Other accrued liabilities                     37,821          33,563
                                             -----------      -----------
   Total current liabilities                    327,421         265,475
Long-term debt                                  150,000         182,550
Accrued pension and retirement plans              5,644           5,237
                                             -----------      -----------
   Total liabilities                            483,065         453,262
Company-obligated mandatorily redeemable
     preferred securities of subsidiary
     trust, holding solely convertible
     debentures of Owens & Minor, Inc.          132,000               -
                                             -----------      -----------
Shareholders' equity
   Preferred   stock,  par  value  $100  per
   share; authorized - 10,000 shares
     Series A; Participating Cumulative
        Preferred Stock; none issued                  -               -
     Series B; Cumulative Preferred Stock;
        4.5%, convertible; issued and
        outstanding  - none  and
        1,150 shares                                  -         115,000
   Common stock, par value $2 per share;
     authorized  -  200,000  shares;  issued
     and outstanding  - 32,532 shares and
     32,213 shares                               65,064          64,426
   Paid-in capital                               11,247           8,005
   Retained earnings                             73,627          71,870
                                             -----------      -----------
   Total shareholders' equity                   149,938         259,301
                                             ===========      ===========
   Total   liabilities   and   shareholders'
      equity                                 $  765,003       $ 712,563
                                             ===========      ===========



          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


(In thousands)                                            Six Months Ended
(Unaudited)                                                   June 30,
                                                      -------------------------
                                                        1998           1997
                                                      ----------    -----------

Operating activities
Net income                                            $   6,904     $ 10,764
Adjustments to reconcile net income to cash
   provided by operating activities
     Depreciation and amortization                        8,973        8,537
     Provision  for  losses  on  accounts  and  notes
       receivable                                           224           43
     Provision for LIFO reserve                           2,497        1,750
     Changes in operating assets and liabilities:
       Accounts and notes receivable                    (10,334)     (16,122)
       Merchandise inventories                          (45,707)     (21,674)
       Accounts payable                                  73,919       47,911
       Net change in other current assets
         and current liabilities                          6,504          392
     Other, net                                            (339)       1,609
                                                      ----------    -----------
Cash provided by operating activities                    42,641       33,210
                                                      ----------    -----------

Investing activities
Additions to property and equipment                      (2,453)      (4,567)
Additions to computer software                           (2,961)      (2,005)
Proceeds from sale of property and equipment                 38        1,741
                                                      ----------    -----------
Cash used for investing activities                       (5,376)      (4,831)
                                                      ----------    -----------

Financing activities
Net proceeds from issuance of mandatorily redeemable
   preferred securities                                 127,610            -
Repurchase of preferred stock                          (115,000)           -
Reduction of long-term debt                             (32,550)     (17,549)
Other financing, net                                    (14,386)      (6,934)
Cash dividends paid                                      (6,010)      (5,466)
Proceeds from exercise of stock options                   3,117        1,065
                                                      ----------    -----------
Cash used for financing activities                      (37,219)     (28,884)
                                                      ----------    -----------

Net increase (decrease) in cash and cash equivalents         46         (505)

Cash and cash equivalents at beginning of year              583          743
                                                      ==========    ===========

Cash and cash equivalents at end of period            $     629     $    238
                                                      ==========    ===========


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Accounting Policies
   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly owned subsidiaries (the "Company") as of June 30, 1998 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1998 and 1997.

2. Interim Results of Operations
   The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3. Interim Gross Margin Reporting
   The Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and six month periods ended June 30, 1998 and 1997 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4. Nonrecurring Restructuring Expenses
   During the three month period ended June 30, 1998, the Company recorded a nonrecurring charge of $11.2 million, or $6.6 million after tax, related to the impact of the cancellation of its medical/surgical distribution contract with Columbia/HCA Healthcare Corporation ("Columbia/ HCA"). The restructuring plan includes reductions in warehouse space and in the number of employees in those divisions which have the highest volume of business with Columbia/HCA facilities. This restructuring plan is expected to be substantially complete by late in the fourth quarter of 1998.

   The major components of this liability are as follows:

        Losses under lease commitments          $  4.2
        Asset writeoffs                            4.0
        Employee separations                       2.5
        Other                                      0.5
                                              =========
           Total                                 $11.2
                                              =========

   No charges were made against this liability during the quarter ended June 30, 1998.

5. Net Income (Loss) per Common Share
   The following sets forth the computation of basic and diluted net income per common share:





    (In thousands, except per share data)    Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                           --------------------  --------------------
                                               1998      1997       1998      1997
                                           ---------- ---------  --------- ----------

     Numerator:
       Net income                          $     145  $  5,770   $  6,904  $  10,764
       Preferred stock dividends                 604     1,294      1,898      2,588
     --------------------------------------------------------------------------------

       Numerator for basic and diluted
        net income (loss) per common
        share - net income (loss)
        available to common shareholders        (459)    4,776      5,006     8,176
     --------------------------------------------------------------------------------

     Denominator:
       Denominator for basic net income
        (loss) per common share -
        weighted average shares               32,546    32,000     32,442     31,958
       Effect of dilutive securities:
        Stock options                             79        81        124         63
     --------------------------------------------------------------------------------

       Denominator for diluted net income
        (loss) per common share -
        adjusted weighted average shares      32,625    32,081     32,566     32,021
     --------------------------------------------------------------------------------

     Net income (loss) per common share -
          basic                            $   (0.01) $   0.14    $  0.15   $   0.26

     Net income (loss) per common share -
          diluted                          $   (0.01) $   0.14    $  0.15   $   0.26

     --------------------------------------------------------------------------------




6. Mandatorily Redeemable Preferred Securities
   In May 1998, Owens & Minor Trust I (the "Trust"), a statutory business trust sponsored and wholly-owned by Owens & Minor, Inc. ("O&M") issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A, (the "Securities") for aggregate proceeds of $132 million. Each Security has a liquidation value of $50. The proceeds were invested by the Trust 5.375% Junior Subordinated Convertible Debentures of the O&M (the "Debentures"). The Debentures are the sole assets of the Trust. O&M applied substantially all of the net proceeds of the Debentures to repurchase 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value.

   The Securities accrue and pay quarterly cash distributions at an annual rate of 5.375% of the liquidation value. Each Security is convertible into 2.4242 shares of the common stock of O&M at the holder's option prior to May 1, 2013. The Securities are mandatorily redeemable upon the maturity of the Debentures on April 30, 2013, and may be redeemed in whole or in part after May 1, 2001. The obligations of the Trust, as provided under the terms of the Securities, are fully and unconditionally guaranteed by O&M.

7. Condensed Consolidating Financial Information
   The following tables present condensed consolidating financial information for: O&M; on a combined basis, the guarantors of O&M's 10 7/8% Senior Subordinated 10-year Notes (the "Notes") (all of the wholly owned subsidiaries of O&M except for O&M Funding Corp. ("OMF") and the Trust); and OMF and the Trust, O&M's non-guarantors of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and O&M believes the condensed consolidating financial statements are more meaningful in understanding the financial position of the guarantor subsidiaries.

Condensed Consolidating Financial Statements ( 1 )





(In thousands)
For the six months ended                                  Owens &         Guarantor       Non-guarantor
June 30, 1998                                           Minor, Inc.      Subsidiaries    Subsidiaries     Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                               $        - $      1,596,928     $         -       $        - $     1,596,928
Cost of goods sold                                               -        1,432,308               -                -       1,432,308
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                     -          164,620               -                -         164,620
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                     5          121,889             127                -         122,021
Depreciation and amortization                                    -            8,973               -                -           8,973
Interest expense, net                                        8,595           (1,792)              -                -           6,803
Intercompany interest expense, net                          (6,705)          14,145          (6,352)          (1,088)              -
Discount on accounts receivable securitization                   -               40           2,946                -           2,986
Distribution on mandatorily redeemable preferred
     securities                                                  -                -             935                -             935
Nonrecurring restructuring expenses                              -           11,200               -                -          11,200
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                               1,895          154,455          (2,344)          (1,088)        152,918
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (1,895)          10,165           2,344            1,088          11,702
Income tax provision (benefit)                                (767)           4,156             952              457           4,798
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           (1,128)           6,009           1,392              631           6,904
Dividends on preferred stock                                 1,898                -               -                -           1,898
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock          $   (3,026) $         6,009      $    1,392        $     631  $        5,006
------------------------------------------------------------------------------------------------------------------------------------



June 30, 1997
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                               $        - $      1,526,345     $         -       $        - $     1,526,345
Cost of goods sold                                               -        1,373,202               -                -       1,373,202
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                     -          153,143               -                -         153,143
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                     -          114,975              59                -         115,034
Depreciation and amortization                                    -            8,537               -                -           8,537
Interest expense, net                                        9,139           (1,433)              -                -           7,706
Intercompany interest expense, net                          (7,963)          14,878          (5,878)          (1,037)              -
Discount on accounts receivable securitization                   -                5           3,348                -           3,353
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                               1,176          136,962          (2,471)          (1,037)        134,630
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                           (1,176)          16,181           2,471            1,037          18,513
Income tax provision (benefit)                                (482)           6,769           1,026              436           7,749
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             (694)           9,412           1,445              601          10,764
Dividends on preferred stock                                 2,588                -               -                -           2,588
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock          $   (3,282) $         9,412      $    1,445        $     601  $        8,176
------------------------------------------------------------------------------------------------------------------------------------


( 1 ) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

                                       8

Condensed Consolidating Financial Statements

(In thousands)
As of                                                    Owens &      Guarantor       Non-guarantor
June 30, 1998                                            Minor, Inc.  Subsidiaries    Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
Cash and cash equivalents                               $       505  $       124     $         -      $         -     $       629
Accounts and notes receivable, net                                -       74,989         122,999                -         197,988
Merchandise inventories                                           -      328,739               -                -         328,739
Intercompany advances, net                                  150,163      102,420             947         (253,530)              -
Other current assets                                              -       22,694               -                -          22,694
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                        150,668      528,966         123,946         (253,530)        550,050
Property and equipment, net                                       -       24,873               -                -          24,873
Goodwill, net                                                     -      160,548               -                -         160,548
Intercompany investments                                    303,941       15,001         136,083         (455,025)              -
Other assets, net                                            14,199       15,333               -                -          29,532
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                            $   468,808  $   744,721     $   260,029      $  (708,555)    $   765,003
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
Accounts payable                                        $         -  $   283,606     $         -      $         -     $   283,606
Accrued payroll and related liabilities                           -        5,994               -                -           5,994
Intercompany advances, net                                      947      150,151         103,063         (254,161)              -
Other accrued liabilities                                     1,326       35,268           1,227                -          37,821
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                     2,273      475,019         104,290         (254,161)        327,421
Long-term debt                                              150,000            -               -                -         150,000
Intercompany long-term debt                                 136,083            -               -         (136,083)              -
Accrued pension and retirement plans                              -        5,644               -                -           5,644
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                           288,356      480,663         104,290         (390,244)        483,065
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of
     Owens & Minor, Inc.                                          -            -         132,000                -         132,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                                   -            -               -                -               -
Common stock                                                 65,064            -           4,083           (4,083)         65,064
Paid-in capital                                              11,247      299,858          15,001         (314,859)         11,247
Retained earnings (cumulative deficit)                      104,141      (35,800)          4,655              631          73,627
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                  180,452      264,058          23,739         (318,311)        149,938
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity              $   468,808  $   744,721     $   260,029      $  (708,555)    $   765,003
------------------------------------------------------------------------------------------------------------------------------------


Condensed Consolidating Financial Statements

(In thousands)
As of                                              Owens &         Guarantor       Non-guarantor
December 31, 1997                                  Minor, Inc.      Subsidiaries    Subsidiaries     Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
Cash and cash equivalents                    $           505  $            78  $            -  $             -  $          583
Accounts and notes receivable, net                         -          100,336          87,542                -         187,878
Merchandise inventories                                    -          285,529               -                -         285,529
Intercompany advances, net                           176,335           68,016               -         (244,351)              -
Other current assets                                       -           25,274               -                -          25,274
---------------------------------------------------------------------------------------------------------------------------------
Total current assets                                 176,840          479,233          87,542         (244,351)        499,264
Property and equipment, net                                -           26,628               -                -          26,628
Goodwill, net                                              -          162,821               -                -         162,821
Intercompany investments                             299,858           15,001               -         (314,859)              -
Other assets, net                                      6,180           17,670               -                -          23,850
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $       482,878  $       701,353  $       87,542  $      (559,210) $      712,563
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
Accounts payable                             $             -  $       224,072  $            -  $             -  $      224,072
Accrued payroll and related liabilities                    -            7,840               -                -           7,840
Intercompany advances, net                                 -          176,335          68,759         (245,094)              -
Other accrued liabilities                              2,480           30,564             519                -          33,563
---------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                              2,480          438,811          69,278         (245,094)        265,475
Long-term debt                                       182,550                -               -                -         182,550
Accrued pension and retirement plans                       -            5,237               -                -           5,237
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                    185,030          444,048          69,278         (245,094)        453,262
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
Preferred stock                                      115,000                -               -                -         115,000
Common stock                                          64,426                -               -                -          64,426
Paid-in capital                                        8,005          299,858          15,001         (314,859)          8,005
Retained earnings (cumulative deficit)               110,417          (42,553)          3,263              743          71,870
---------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                           297,848          257,305          18,264         (314,116)        259,301
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity   $       482,878  $       701,353  $       87,542  $      (559,210) $      712,563
---------------------------------------------------------------------------------------------------------------------------------



Condensed Consolidating Financial Statements

(In thousands)
For the six months ended                                 Owens &         Guarantor      Non-guarantor
June 30, 1998                                            Minor, Inc.   Subsidiaries    Subsidiaries     Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating Activities
Net income (loss)                                      $    (1,128)      $    6,009     $     1,392      $     631      $    6,904
Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities
Depreciation and amortization                                    -            8,973               -              -           8,973
Provision for losses on accounts and notes receivable            -              105             119              -             224
Provision for LIFO reserve                                       -            2,497               -              -           2,497
Changes in operating assets and liabilities
Accounts and notes receivable                                    -           25,242         (35,576)             -         (10,334)
Merchandise inventories                                          -          (45,707)              -              -         (45,707)
Accounts payable                                                 -           73,919               -              -          73,919
Net change in other current assets
     and current liabilities                                 1,319            5,411            (226)             -           6,504
Other, net                                                     554             (150)           (112)          (631)           (339)
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities               745           76,299         (34,403)             -          42,641
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Additions to property and equipment                              -           (2,453)              -              -          (2,453)
Additions to computer software                                   -           (2,961)              -              -          (2,961)
Proceeds from sale of property and equipment                     -               38               -              -              38
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                               -           (5,376)              -              -          (5,376)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Proceeds from mandatorily redeemable preferred
     securities, net                                        (4,390)               -         132,000              -         127,610
Retirement of preferred stock                             (115,000)               -               -              -        (115,000)
Reductions of long-term debt                               (32,550)               -               -              -         (32,550)
Change in intercompany advances                            154,088          (56,491)        (97,597)             -               -
Other financing, net                                             -          (14,386)              -              -         (14,386)
Cash dividends paid                                         (6,010)               -               -              -          (6,010)
Exercise of stock options                                    3,117                -               -              -           3,117
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities              (745)         (70,877)         34,403              -         (37,219)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        -               46               -              -              46
Cash and cash equivalents at beginning of year                 505               78               -              -             583
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $       505       $      124     $         -      $       -      $      629
------------------------------------------------------------------------------------------------------------------------------------



Condensed Consolidating Financial Statements

(In thousands)
For the six months ended                                 Owens &        Guarantor       Non-guarantor
June 30, 1997                                            Minor, Inc.    Subsidiaries    Subsidiaries     Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating Activities
Net income (loss)                                      $   (694)      $    9,412      $    1,445         $    601     $    10,764
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
Depreciation and amortization                                 -            8,537               -                -           8,537
Provision for losses on accounts and notes receivable         -               (9)             52                -              43
Provision for LIFO reserve                                    -            1,750               -                -           1,750
Changes in operating assets and liabilities
Accounts and notes receivable                                 -           (2,278)        (13,844)               -         (16,122)
Merchandise inventories                                       -          (21,674)              -                -         (21,674)
Accounts payable                                              -           47,911               -                -          47,911
Net change in other current assets
    and current liabilities                                 272              454            (334)               -             392
Other, net                                                  414            1,701              95             (601)          1,609
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities             (8)          45,804         (12,586)               -          33,210
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Additions to property and equipment                           -           (4,567)              -                -          (4,567)
Additions to computer software                                -           (2,005)              -                -          (2,005)
Proceeds from sale of property and equipment                  -            1,741               -                -           1,741
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                            -           (4,831)              -                -          (4,831)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Reductions of long-term debt                             (6,500)         (11,049)              -                -         (17,549)
Change in intercompany advances                          10,409          (22,995)         12,586                -               -
Other financing, net                                          -           (6,934)              -                -          (6,934)
Cash dividends paid                                      (5,466)               -               -                -          (5,466)
Exercise of stock options                                 1,065                -               -                -           1,065
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities           (492)         (40,978)         12,586                -         (28,884)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                  (500)              (5)              -                -            (505)
Cash and cash equivalents at beginning of year              505              238               -                -             743
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $      5       $      233      $        -         $      -     $       238
------------------------------------------------------------------------------------------------------------------------------------

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

General
On May 26, 1998, Columbia/HCA informed the Company of its intention to cancel its medical/surgical supply contract. The Company and Columbia/HCA have agreed upon a plan for transition of the Columbia/HCA business. This plan will result in a reduction in purchases by Columbia/HCA from the Company beginning in the third quarter of 1998. By the end of the third quarter, the majority of the Columbia/HCA business should have transferred from the Company. For the first six months of 1998, approximately 12% of the Company's net sales were to Columbia/HCA facilities.

Results of Operations
Second quarter and first six months of 1998 compared with 1997
Net sales. Net sales increased 2.9% to $799.0 million in the second quarter of 1998 from $776.7 million in the second quarter of 1997. Net sales increased 4.6% to $1.60 billion in the first six months of 1998 from $1.53 billion in the first six months of 1997. The increase in sales was a result of both new customer contracts and increased penetration of existing accounts.

Gross margin. Gross margin as a percentage of net sales increased to 10.3% in the second quarter and the first six months of 1998 from 10.0% in the second quarter and the first six months of 1997. This improvement reflects the Company's continuing success with supply chain initiatives with key suppliers. The Company will continue to focus on improving margin levels through continued emphasis on supply chain initiatives.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.6% in the second quarter and the first six months of 1998 from 7.5% in the second quarter and the first six months of 1997. The increase was primarily the result of approximately $0.7 million of expense incurred in the second quarter of 1998 and $1.5 million in the first six months of 1998 in connection with the Company's initiatives to enable computer processing in the Year 2000 and beyond. In the second quarter of 1998, the Company continued to use information technology to control costs through more extensive use of EDI in transactions with both customers and suppliers. The positive results of SG&A expense initiatives will continue to be partially offset with additional expenses associated with the preparation of the Company's systems for the Year 2000.

Depreciation and amortization. Depreciation and amortization increased by 4.0% in the second quarter of 1998 compared to the second quarter of 1997 and increased by 5.1% in the first six months of 1998 compared to the first six months of 1997. This increase was due primarily to the Company's continued investment in information technology, including capital spending in the first six months of 1998 for systems upgrades of $0.9 million associated with Year 2000 issues. The Company anticipates similar increases in depreciation and amortization for the remainder of 1998 associated with additional capital investment in information technology.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs decreased to $4.6 million in the second quarter of 1998 from $5.2 million in the second quarter of 1997, net of finance charge income of $0.8 million in both periods. Financing costs decreased to $9.8 million in the first six months of 1998 from $11.1 million in the first six months of 1997, net of finance charge income of $1.6 million and $1.8 million, respectively. This reduction has been a result of the Company's ability to reduce borrowings and lower effective interest rates. The Company reduced outstanding debt, excluding the impact of the accounts receivable securitization, by approximately $72.6 million in the first six months of 1998. This reduction is due to improvement in cash flow from operations as a result of the Company's improved profitability. The Company will continue to take action to reduce financing costs by continuing its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

Distribution on mandatorily redeemable preferred securities and dividends on preferred stock. In May 1998, the Trust issued $132 million of $2.6875 Term Convertible Securities. O&M applied substantially all of the proceeds to repurchase and retire 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value. The Securities accrue and pay cash distributions quarterly at an annual rate of 5.375% of the liquidation value of $50. As of June 30, 1998, the Company had accrued $0.9 million of distributions related to these Securities.

Nonrecurring restructuring expenses. As a result of the Columbia/HCA contract termination, the Company recorded a nonrecurring restructuring charge of $11.2 million, or $6.6 million after taxes, in the second quarter of 1998, to reflect the Company's plan to downsize warehouse operations in those divisions with the highest volumes of sales to Columbia/HCA facilities. This charge consists primarily of costs associated with employee separations and reductions in warehouse space. No charges were made against this liability during the quarter ended June 30, 1998.

Income taxes. The Company had an income tax provision of $4.8 million in the first six months of 1998 compared with $7.7 million in the first six months of 1997 and an effective tax rate of 41.0%, compared to 41.9% for the same period in 1997.

Net income. Net income decreased $5.6 million in the second quarter of 1998 compared to the second quarter of 1997 and decreased $3.9 million in the first six months of 1998 compared to the first six months of 1997. The decrease was due to the impact of the restructuring charge discussed above. Excluding the effect of the restructuring charge, net income increased 17% and net income per basic and diluted common share increased to $0.19 from $0.14 for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. This increase was primarily due to the improvements previously discussed in gross margin and reduced financing costs. Although the trend, before considering the restructuring charge, has been favorable, and the Company continues to pursue initiatives to improve gross margin and reduce SG&A expenses, the future impact on net income cannot be assured.

Financial Condition, Liquidity and Capital Resources
Liquidity. The Company's liquidity improved during the second quarter of 1998 compared to the second quarter of 1997. Outstanding financing (excluding the impact of the off balance sheet accounts receivable securitization) was reduced by $72.6 million to $220.0 million at June 30, 1998 from $292.6 million at December 31, 1997. The capitalization ratio at June 30, 1998, including the Securities as equity, and excluding the effect of the accounts receivable securitization, was 43.8% compared to 50.2% at June 30, 1997. The improvement was the result of lower outstanding financing.

In May 1998, O&M repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with substantially all the proceeds of the $132.0 million of Securities issued by the Trust. Management believes that these transactions will result in lower overall costs of capital.

The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth plans, although this cannot be assured. At June 30, 1998, the Company had approximately $225.0 million of unused credit under its revolving credit facility.

Working Capital Management. During the second quarter of 1998, the Company's working capital increased compared to the second quarter of 1997 as a result of higher sales levels and increased cash flows from operations. The Company's accounts receivable days sales outstanding (excluding the impact of the off balance sheet accounts receivable securitization) decreased to 31.6 at June 30, 1998 from 32.8 at December 31, 1997. Inventory turnover decreased to 9.0 in the second quarter of 1998 from 9.8 in the second quarter of 1997 and from 10.1 in the fourth quarter of 1997 as a result of inventory purchasing opportunities.

Capital Expenditures. Capital expenditures were approximately $5.4 million in the first six months of 1998, of which approximately $4.6 million was for computer hardware and software, including $0.9 million for system upgrades for the Year 2000 initiative. The Company expects to continue to invest in technology, including system upgrades, as the most cost effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. Management believes the effect on the Company of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the financial condition or results of operations.

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This Statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard effective January 1, 1998. Adoption of this standard did not have a material impact on the Company's financial condition or results of operations for the second quarter of 1998.

In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 amends the disclosure requirements of SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement standardizes the disclosure requirements of SFAS No. 87 and SFAS No. 106 and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. Management believes the effect on the Company of adoption of this standard will be limited to changes in financial statement presentation and disclosure.
                                       15

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

Readiness for Year 2000
The Company continues to work closely with both customers and suppliers to ensure that they are continuing with the development of plans to address the Year 2000 issue. As of June 30, 1998, the Company continues to implement its strategy for remediation which is expected to be completed in the first quarter of 1999. Although the Company expects its remediation efforts to be completed on a timely basis, failure to do so could have a material adverse effect on the Company's results of operations. During the first six months of 1998, the Company incurred $1.5 million of expenses and $0.9 million of capital expenditures related to this strategy.

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the Company are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Through June 30, 1998, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 2.  Changes in Securities

On May 12, 1998, O&M and Crestar Bank, as Trustee, executed Supplemental Indenture No. 1 (the "Supplemental Indenture") in accordance with the terms of the Indenture dated as of May 29, 1996 (the "Indenture") relating to the Notes. The Supplemental Indenture made certain technical amendments to the Indenture to permit O&M to effect the repurchase of its then outstanding Series B Cumulative Preferred Stock with the proceeds of the offering the Securities.

The Indenture contained an exception to the Restricted Payment covenant permitting O&M to make additional Investments constituting Restricted Payments in Persons or entities in the same line of business as O&M as of May 29, 1996 (the issue date of the Notes) in an aggregate outstanding amount not to exceed at any time $4 million whether or not O&M then has the ability to make a Restricted Payment under the "basket" of the Restricted Payment covenant. The Supplemental Indenture increased such permitted amount to $8 million and provided that only the amount in excess of $4 million would constitute a Restricted Payment for purposes of the "basket' under the Restricted Payment covenant.
                                       16

The information required to be disclosed pursuant to subsection (c) of this Item 2 is incorporated by reference herein from Item 9 of O&M's Current Report on Form 8-K dated May 13, 1998 and filed on May 28, 1998.

Item 4.  Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M's shareholders at its annual meeting held on April 28, 1998, with the voting results designated below each such matter:

(1) Election of Henry A. Berling, James B. Farinholt, Jr., E. Morgan Massey and Anne Marie Whittemore as directors of O&M for a three-year term.


         Directors       Votes For   Votes Against or      Broker
                                          Withheld      Abstentions   Non-Votes
Henry A. Berling         35,862,288      202,490            0             0
James B. Farinholt, Jr.  35,858,956      205,822            0             0
E. Morgan Massey         35,851,778      213,000            0             0
Anne Marie Whittemore    35,857,415      207,363            0             0


(2) Ratification of the appointment of KPMG Peat Marwick LLP as O&M's independent auditors.

                                Votes Against or
     Votes For                     Withheld               Abstentions

      35,906,896                    74,492                 83,390

(3) Approval of the Owens & Minor, Inc. 1998 Stock Option and Incentive Plan.

                               Votes Against or
          Votes For                Withheld               Abstentions

          34,664,555              1,235,500                164,723

(4)      Approval of the Owens & Minor, Inc. 1998 Directors' Compensation Plan.

                          Votes Against or
     Votes For                Withheld               Abstentions
     34,424,313              1,441,974                198,491

Item 5.    Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

4.1 Supplemental Indenture No. 1 dated as of May 12, 1998 to 10
7/8% Senior Subordinated Notes Indenture dated as of May 29, 1996 between Owens & Minor, Inc. ("O&M") and Crestar Bank

4.2 Amendment No. 1 dated as of April 27, 1998 to the Credit Agreement dated as of September 15, 1997 among O&M, the Guarantors and Lenders identified therein and NationsBank, N.A., as Administrative Agent

4.3 Junior Subordinated Debentures Indenture dated as of May 13, 1998 between O&M and The First National Bank of Chicago (incorporated herein by reference from O&M's Registration Statement on Form S-3, Registration No. 333-58665,
Exhibit 4.1)

4.4 First Supplemental Indenture dated as of May 13, 1998 between O&M and The First National Bank of Chicago (incorporated herein by reference from O&M's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.2)

4.5 Registration Rights Agreement dated as of May 13, 1998 between O&M and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co. (incorporated herein by reference from O&M's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.3)

4.6 Amended and Restated Declaration of Trust of Owens & Minor Trust I (incorporated herein by reference from O&M's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.4)

4.7 Restated Certificate of Trust of Owens & Minor Trust I (included in Exhibit 4.6)

4.8 Form of $2.6875 Term Convertible Security (included in Exhibit 4.6)

4.9 Form of 5.375% Junior Subordinated Convertible Debenture (included in
Exhibit 4.4)

4.10 Owens & Minor, Inc. Guarantee Agreement dated as of May 13, 1998 (incorporated herein by reference from O&M's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.8)

       10.1 Owens & Minor, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference from Annex A of O&M's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))

         10.2 Owens & Minor, Inc. 1998 Directors' Compensation Plan (incorporated herein by reference from Annex B of O&M's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))

     (b) Reports on Form 8-K
         On May 28, 1998, O&M filed a Current Report on Form 8-K dated as of May 13, 1998 reporting the sale of the Securities (Item 9) and the cancellation of the Columbia/HCA distribution contract. (Item 5).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Owens & Minor, Inc.
                                            -------------------
                                            (Registrant)


Date          August 13, 1998               /s/ Ann Greer Rector
        ----------------------              --------------------
                                            Ann Greer Rector
                                            Senior Vice President &
                                            Chief Financial Officer


Date          August 13, 1998               /s/ Olwen B. Cape
        ----------------------              -----------------
                                            Olwen B. Cape
                                            Vice President & Controller
                                            Chief Accounting Officer

                             Exhibits Filed with SEC

Exhibit #


4.1 Supplemental Indenture No. 1 dated as of May 12, 1998 to 10 7/8% Senior Subordinated Notes Indenture dated as of May 29, 1996 between Owens & Minor, Inc. ("O&M") and Crestar Bank

4.2 Amendment No. 1 dated as of April 27, 1998 to the Credit Agreement dated as of September 15, 1997 among O&M, the Guarantors and Lenders identified therein and NationsBank, N.A., as Administrative Agent

27     Financial Data Schedule