Form 10-Q
period 1998-09-30
OWENS & MINOR INC/VA/
filed 1998-11-16
CIK 75252

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998
                                   ------------------
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _____________

Commission file number              1-9810

                               OWENS & MINOR, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                                    54-1701843
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

4800 Cox Road, Glen Allen, Virginia                         23060
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Post Office Box 27626, Richmond, Virginia                  23261-7626
--------------------------------------------------------------------------------
(Mailing address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (804) 747-9794
                                                    ----------------
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ----

      The number of shares of Owens & Minor, Inc.'s common stock outstanding as of November 6, 1998 was 32,567,642 shares.

                       Owens & Minor, Inc. and Subsidiaries
                                      Index

                                                                 Page

Part I. Financial Information

        Consolidated Statements of Income - Three Months and Nine
        Months Ended September 30, 1998 and 1997                   3

        Consolidated Balance Sheets -
        September 30, 1998 and December 31, 1997                   4

        Consolidated Statements of Cash Flows - Nine Months
        Ended September 30, 1998 and 1997                          5

        Notes to Consolidated Financial Statements                 6

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      14

Part II.    Other Information                                    20

Part I.  Financial Information



Item 1.  Financial Statements

                       Owens & Minor, Inc. and Subsidiaries
                        Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)                                   Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                           -----------------------   -----------------------
                                              1998       1997          1998        1997
                                           ----------- -----------   ----------- -----------
Net sales                                   $  768,416   $  785,778  $ 2,365,344  $ 2,312,123
Cost of goods sold                             687,412      706,897    2,119,720    2,080,099
                                            ----------   ----------   ----------   ----------
Gross margin                                    81,004       78,881      245,624      232,024
                                            ----------   ----------   ----------   ----------

Selling, general  and  administrative
expenses                                        58,542       57,582      180,563      172,616
Depreciation and amortization                    4,583        4,507       13,556       13,044
Interest expense, net                            3,799        3,928       10,602       11,634
Discount on accounts  receivable
securitization                                     884        1,649        3,870        5,002
Distributions on mandatorily
   redeemable preferred securities               1,785         --          2,720         --
Nonrecurring restructuring expenses               --           --         11,200         --
                                            ----------   ----------   ----------   ----------
Total expenses                                  69,593       67,666      222,511      202,296
                                            ----------   ----------   ----------   ----------

Income before income taxes                      11,411       11,215       23,113       29,728
Income tax provision                             4,793        4,737        9,591       12,486
                                            ----------   ----------   ----------   ----------

Net income                                       6,618        6,478       13,522       17,242

Dividends on preferred stock                      --          1,293        1,898        3,881
                                            ----------   ----------   ----------   ----------

Net income attributable to common stock $        6,618   $    5,185   $   11,624   $   13,361
                                            ==========   ==========   ==========   ==========


Net income per common share - basic         $     0.20   $     0.16   $     0.36   $     0.42

Net income per common share - diluted       $     0.20   $     0.16   $     0.36   $     0.42

Weighted average shares - basic                 32,532       32,090       32,472       32,003

Weighted average shares - diluted               38,951       32,120       32,561       32,054

Cash dividends per common share             $    0.050   $    0.045   $    0.150   $    0.135


           See accompanying notes to consolidated financial statements.

                       Owens & Minor, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(In thousands, except per share data)            September 30,   December 31,
                                                     1998           1997
                                             ---------------------------------

Assets                                          (Unaudited)
Current assets
   Cash and cash equivalents                  $   3,648        $     583
   Accounts and notes receivable, net
     of allowance of $6,363 and $6,312          198,997          187,878
   Merchandise inventories                      324,517          285,529
   Other current assets                          22,530           25,274
                                              -----------      ----------
   Total current assets                         549,692          499,264
Property and equipment, net of accumulated
   depreciation of $46,061 and $41,500           25,339           26,628
Goodwill, net of accumulated
   amortization of $21,707 and $18,298          159,412          162,821
Other assets, net                                28,632           23,850
                                              ===========      ==========
     Total assets                             $ 763,075        $ 712,563
                                              ===========      ==========

Liabilities and shareholders' equity

Current liabilities
   Accounts payable                           $ 247,213        $ 224,072
   Accrued payroll and related liabilities        9,566            7,840
   Other accrued liabilities                     63,613           33,563
                                              -----------      ----------
   Total current liabilities                    320,392          265,475
Long-term debt                                  150,000          182,550
Accrued pension and retirement plans              5,881            5,237
                                              -----------      ----------
   Total liabilities                            476,273          453,262
Company-obligated mandatorily redeemable
     preferred securities of subsidiary
     trust, holding solely convertible
     debentures of Owens & Minor, Inc.          132,000                -
                                              -----------      ----------
Shareholders' equity
   Preferred stock, par value $100
    per share; authorized - 10,000
    shares
     Series A; Participating Cumulative
        Preferred Stock; none issued                  -                -
     Series B; Cumulative Preferred Stock;
        4.5%, convertible; issued
        and outstanding  -  none and 1,150
          shares                                      -          115,000
   Common stock, par value $2 per share;
     authorized - 200,000 shares; issued and
     outstanding  - 32,532  shares and 32,213
     shares                                      65,064           64,426
   Paid-in capital                               11,121            8,005
   Retained earnings                             78,617           71,870
                                              -----------      ----------
   Total shareholders' equity                   154,802          259,301
                                              ===========      ==========
   Total liabilities and shareholders'
     equity                                   $ 763,075        $ 712,563
                                              ===========      ==========

           See accompanying notes to consolidated financial statements.

                       Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


(In thousands)                                            Nine Months Ended
(Unaudited)                                                 September 30,
                                                       ------------------------
                                                         1998          1997
                                                       ----------   -----------

Operating activities
Net income                                             $ 13,522   $  17,242
Adjustments to reconcile net income to cash
   provided by operating activities
     Depreciation and amortization                       13,556      13,044
     Refund of federal income taxes                      15,910           -
     Restructuring provision                             11,200           -
     Provision  for losses on accounts and  notes
      receivable                                            387         183
     Provision for LIFO reserve                           2,497       2,150
     Changes in operating assets and liabilities:

       Accounts and notes receivable                    (11,506)    (32,657)
       Merchandise inventories                          (41,485)     (3,093)
               Accounts payable                          59,428      38,778
       Net change in other current assets
         and current liabilities                          8,844       7,546
     Other, net                                             516        (819)
                                                       ----------   -----------
Cash provided by operating activities                    72,869      42,374
                                                       ----------   -----------

Investing activities
Additions to property and equipment                      (5,180)     (6,290)
Additions to computer software                           (3,650)     (3,115)
Proceeds from sale of property and equipment                 65       1,838
                                                       ----------  ----------
Cash used for investing activities                       (8,765)     (7,567)
                                                       ----------  ----------

Financing activities
Net proceeds from issuance of mandatorily redeemable
   preferred securities                                 127,319           -
Repurchase of preferred stock                           (115,000)         -
Reduction of long-term debt                             (32,550)    (13,358)
Other financing                                         (36,287)    (15,088)
Cash dividends paid                                      (7,638)     (8,205)
Proceeds from exercise of stock options                   3,117       1,772
                                                       ----------  ----------
Cash used for financing activities                      (61,039)    (34,879)
                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents      3,065         (72)

Cash and cash equivalents at beginning of year              583         743
                                                       ==========  ==========

Cash and cash equivalents at end of period             $  3,648    $    671
                                                       ==========  ==========

           See accompanying notes to consolidated financial statements.

                       Owens & Minor, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Accounting Policies
   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (the "Company") as of September 30, 1998 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1998 and 1997.

2. Interim Results of Operations
   The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3. Interim Gross Margin Reporting
   The Company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the Company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and nine month periods ended September 30, 1998 and 1997 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4. Nonrecurring Restructuring Expenses
   In the second quarter of 1998, the Company recorded a nonrecurring charge of $11.2 million, or $6.6 million after tax, related to the impact of the cancellation of its medical/surgical distribution contract with Columbia/HCA Healthcare Corporation ("Columbia/HCA/ HCA"). The restructuring plan includes reductions in warehouse space and in the number of employees in those divisions which have the highest volume of business with Columbia/HCA facilities. The following table sets forth the activity in the restructuring reserve through September 30, 1998:

   (In millions)
                                                              Balance at
                                     Restructuring            September
                                      Provision    Charges     30, 1998
                                      ---------    -------     --------
    Losses under lease commitments      $ 4.2       $0.1        $ 4.1
    Asset write-offs                      4.0         -           4.0
    Employee separations                  2.5        0.2          2.3
    Other                                 0.5         -           0.5
                                      ---------    -------     --------
       Total                            $11.2       $ 0.3       $10.9
                                      =========    =======     ========
   Approximately nineteen employees were terminated during the third quarter in connection with the restructuring plan.

5. Net Income per Common Share
   The following sets forth the computation of basic and diluted net income per common share:


    (In  thousands,  except per share  Three Months Ended    Nine Months Ended
    data)                                September 30,         September 30,
                                      ---------------------  -------------------
                                         1998        1997       1998     1997
                                      ---------- ----------  --------- ---------
    Numerator:
      Net income                      $  6,618   $   6,478   $ 13,522  $ 17,242
      Preferred stock dividends       $    -     $   1,293   $  1,898   $ 3,881
   ----------------------------------------------------------------------------
      Numerator for basic net income
         per common share - net income
         available to common
         shareholders                    6,618       5,185     11,624    13,361
       Distributions on mandatorily
           redeemable preferred
           securities, net of tax        1,035           -          -         -
   ----------------------------------------------------------------------------
       Numerator for diluted net income
         per common share-net income
         available to common share-
         holders after assumed
         conversions                    $7,653    $  5,185    $11,624   $13,361
   ----------------------------------------------------------------------------
    Denominator:
      Denominator for basic net
       income per common share -
       weighted average shares          32,532      32,090     32,472    32,003
      Effect of dilutive securities:
          Mandatorily redeemable
           preferred securities          6,400           -          -         -
          Stock options and
           restricted stock                 19          30         89        51
    ----------------------------------------------------------------------------
       Denominator for diluted net
         income per common
         share - adjusted weighted
         average
         shares                         38,951      32,120     32,561    32,054
    ----------------------------------------------------------------------------
    Net income per common share -
         basic                          $ 0.20   $   0.16     $  0.36    $ 0.42
    Net income per common share -
         diluted                        $ 0.20   $   0.16     $  0.36    $ 0.42
    ----------------------------------------------------------------------------


6. Mandatorily Redeemable Preferred Securities
   In May 1998, Owens & Minor Trust I (the "Trust"), a statutory business trust sponsored and wholly-owned by Owens & Minor, Inc. ("O&M"), issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A (the "Securities") for aggregate proceeds of $132.0 million. Each Security has a liquidation value of $50. The net proceeds were invested by the Trust in 5.375% Junior Subordinated Convertible Debentures of O&M (the "Debentures"). The Debentures are the sole assets of the Trust. O&M applied substantially all of the net proceeds of the Debentures to repurchase 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value.

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

7. Condensed Consolidating Financial Information
   The following tables present condensed consolidating financial information for: O&M; on a combined basis, the guarantors of O&M's 10 7/8% Senior Subordinated 10-year Notes (the "Notes") (all of the wholly-owned subsidiaries of O&M except for O&M Funding Corp. ("OMF") and the Trust); and OMF and the Trust, O&M's non-guarantors of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and O&M believes the condensed consolidating financial statements are more meaningful in understanding the financial position and results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Statements ( 1 )

(In thousands)
For the nine months ended                          Owens &         Guarantor       Non-guarantor
September 30, 1998                                Minor, Inc.     Subsidiaries    Subsidiaries     Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                           $      -    $  2,365,344       $        -       $        -     $ 2,365,344
Cost of goods sold                                         -       2,119,720                -                -       2,119,720
-------------------------------------------------------------------------------------------------------------------------------
Gross margin                                               -         245,624                -                -         245,624
-------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               5         180,374              184                -         180,563
Depreciation and amortization                              -          13,556                -                -          13,556
Interest expense, net                                 12,998          (2,396)               -                -          10,602
Intercompany interest expense, net                    (8,758)         19,999          (10,153)          (1,088)              -
Discount on accounts receivable securitization             -              62            3,808                -           3,870
Distributions on mandatorily redeemable preferred
     securities                                            -               -            2,720                -           2,720
Nonrecurring restructuring expenses                        -          11,200                -                -          11,200
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                         4,245         222,795           (3,441)          (1,088)        222,511
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     (4,245)         22,829            3,441            1,088          23,113
Income tax provision (benefit)                        (1,719)          9,456            1,397              457           9,591
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     (2,526)         13,373            2,044              631          13,522
Dividends on preferred stock                           1,898               -                -                -           1,898
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock      $ (4,424)    $    13,373      $     2,044        $     631      $   11,624
-------------------------------------------------------------------------------------------------------------------------------



September 30, 1997
-------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                           $      -     $ 2,312,123      $         -        $       -     $ 2,312,123
Cost of goods sold                                         -       2,080,099                -                -       2,080,099
-------------------------------------------------------------------------------------------------------------------------------
Gross margin                                               -         232,024                -                -         232,024
-------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               -         172,484              132                -         172,616
Depreciation and amortization                              -          13,044                -                -          13,044
Interest expense, net                                 13,575          (1,941)               -                -          11,634
Intercompany interest expense, net                   (11,646)         20,565           (7,835)          (1,084)              -
Discount on accounts receivable securitization             -               7            4,995                -           5,002
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                         1,929         204,159           (2,708)          (1,084)        202,296
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                     (1,929)         27,865            2,708            1,084          29,728
Income tax provision (benefit)                          (791)         11,698            1,124              455          12,486
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     (1,138)         16,167            1,584              629          17,242
Dividends on preferred stock                           3,881               -                -                -           3,881
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock      $ (5,019)     $   16,167      $     1,584       $      629      $   13,361
-------------------------------------------------------------------------------------------------------------------------------

( 1 ) Certain amounts in the 1997 condensed consolidating financial statements have been reclassified to conform to the 1998 presentation.

Condensed Consolidating Financial Statements

(In thousands)                                         Owens &         Guarantor       Non-guarantor
September 30, 1998                                    Minor, Inc.     Subsidiaries    Subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
   Cash and cash equivalents                           $      505  $        3,142  $             1  $             -  $        3,648
   Accounts and notes receivable, net                           -          83,171          115,826                -         198,997
   Merchandise inventories                                      -         324,517                -                -         324,517
   Intercompany advances, net                             153,953          93,515            1,183         (248,651)              -
   Other current assets                                         -          22,530                -                -          22,530
------------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                   154,458         526,875          117,010         (248,651)        549,692
Property and equipment, net                                     -          25,339                -                -          25,339
Goodwill, net                                                   -         159,412                -                -         159,412
Intercompany investments                                  303,941          15,001          136,083         (455,025)              -
Other assets, net                                          10,120          18,512                -                -          28,632
------------------------------------------------------------------------------------------------------------------------------------
       Total assets                                    $  468,519  $      745,139  $       253,093  $      (703,676) $      763,075
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
   Current liabilities
   Accounts payable                                    $        -  $      247,213  $             -  $             -  $      247,213
   Accrued payroll and related liabilities                      -           9,566                -                -           9,566
   Intercompany advances, net                                   -         153,953           95,329         (249,282)              -
   Other accrued liabilities                                5,135          57,106            1,372                -          63,613
------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                5,135         467,838           96,701         (249,282)        320,392
Long-term debt                                            150,000               -                -                -         150,000
Intercompany long-term debt                               136,083               -                -         (136,083)              -
Accrued pension and retirement plans                            -           5,881                -                -           5,881
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                      291,218         473,719           96,701         (385,365)        476,273
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.       -               -          132,000                -         132,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Preferred stock                                              -               -                -                -               -
   Common stock                                            65,064               -            4,083           (4,083)         65,064
   Paid-in capital                                         11,121         299,858           15,001         (314,859)         11,121
   Retained earnings (cumulative deficit)                 101,116         (28,438)           5,308              631          78,617
------------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                             177,301         271,420           24,392         (318,311)        154,802
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity          $  468,519  $      745,139  $       253,093  $      (703,676) $      763,075
------------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Statements


(In thousands)                                     Owens &         Guarantor       Non-guarantor
December 31, 1997                                 Minor, Inc.     Subsidiaries    Subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
   Cash and cash equivalents                      $       505  $           77  $             1  $             -  $          583
   Accounts and notes receivable, net                       -         100,336           87,542                -         187,878
   Merchandise inventories                                  -         285,529                -                -         285,529
   Intercompany advances, net                         176,335          68,016                -         (244,351)              -
   Other current assets                                     -          25,274                -                -          25,274
--------------------------------------------------------------------------------------------------------------------------------
   Total current assets                               176,840         479,232           87,543         (244,351)        499,264
Property and equipment, net                                 -          26,628                -                -          26,628
Goodwill, net                                               -         162,821                -                -         162,821
Intercompany investments                              299,858          15,001                -         (314,859)              -
Other assets, net                                       6,180          17,670                -                -          23,850
--------------------------------------------------------------------------------------------------------------------------------
      Total assets                                $   482,878  $      701,352  $        87,543  $      (559,210) $      712,563
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                               $         -  $      224,072  $             -  $             -  $      224,072
   Accrued payroll and related liabilities                  -           7,840                -                -           7,840
   Intercompany advances, net                               -         176,335           68,759         (245,094)              -
   Other accrued liabilities                            2,480          30,563              520                -          33,563
--------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                            2,480         438,810           69,279         (245,094)        265,475
Long-term debt                                        182,550               -                -                -         182,550
Accrued pension and retirement plans                        -           5,237                -                -           5,237
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                  185,030         444,047           69,279         (245,094)        453,262
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Preferred stock                                    115,000               -                -                -         115,000
   Common stock                                        64,426               -                -                -          64,426
   Paid-in capital                                      8,005         299,858           15,001         (314,859)          8,005
   Retained earnings (cumulative deficit)             110,417         (42,553)           3,263              743          71,870
--------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                         297,848         257,305           18,264         (314,116)        259,301
--------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $   482,878  $      701,352  $        87,543  $      (559,210) $      712,563
--------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Statements

(In thousands)
For the nine months ended                              Owens &         Guarantor       Non-guarantor
September 30, 1998                                    Minor, Inc.     Subsidiaries    Subsidiaries     Eliminations     Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating Activities
Net income (loss)                                      $  (2,526) $       13,373  $         2,044  $           631  $       13,522
Adjustments to reconcile net income (loss) to cash
   provided by (used for) operating activities
     Depreciation and amortization                             -          13,556                -                -          13,556
     Refund of federal income taxes                            -          15,910                -                -          15,910
     Restructuring provision                                   -          11,200                -                -          11,200
     Provision for losses on accounts and notes receivable     -             212              175                -             387
     Provision for LIFO reserve                                -           2,497                -                -           2,497
        Changes in operating assets and liabilities
        Accounts and notes receivable                          -          16,953          (28,459)               -         (11,506)
        Merchandise inventories                                -         (41,485)               -                -         (41,485)
        Accounts payable                                       -          59,428                -                -          59,428
        Net change in other current assets
          and current liabilities                          4,030           3,965              849                -           8,884
     Other, net                                              866             393             (112)            (631)            516
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities           2,370          96,002          (25,503)               -          72,869
-----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Additions to property and equipment                            -          (5,180)               -                -          (5,180)
Additions to computer software                                 -          (3,650)               -                -          (3,650)
Proceeds from sale of property and equipment                   -              65                -                -              65
-----------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                             -          (8,765)               -                -          (8,765)
-----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net proceeds from issuance of manditorily redeemable
   preferred securities                                   (4,681)              -          132,000                -         127,319
Repurchase of preferred stock                            115,000)              -                -                -        (115,000)
Reduction of long-term debt                              (32,550)              -                -                -         (32,550)
Change in intercompany advances                          154,382         (47,885)        (106,497)               -               -
Other financing                                                -         (36,287)               -                -         (36,287)
Cash dividends paid                                       (7,638)              -                -                -          (7,638)
Proceeds from exercise of stock options                    3,117               -                -                -           3,117
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities          (2,370)        (84,172)          25,503                -         (61,039)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                      -           3,065                -                -           3,065
Cash and cash equivalents at beginning of year               505              77                1                -             583
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $     505  $        3,142  $             1  $             -  $        3,648
-----------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Statements

(In thousands)
For the nine months ended                         Owens &         Guarantor       Non-guarantor
September 30, 1997                               Minor, Inc.     Subsidiaries    Subsidiaries     Eliminations     Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating Activities
Net income (loss)                                      $ (1,138) $       16,167  $         1,584  $           629  $       17,242
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
     Depreciation and amortization                            -          13,044                -                -          13,044
     Provision for losses on accounts and notes receivable    -              58              125                -             183
     Provision for LIFO reserve                               -           2,150                -                -           2,150
     Changes in operating assets and liabilities
        Accounts and notes receivable                         -          (6,122)         (26,535)               -         (32,657)
        Merchandise inventories                               -          (3,093)               -                -          (3,093)
        Accounts payable                                      -          38,778                -                -          38,778
        Net change in other current assets
          and current liabilities                         3,731           3,900              (85)               -           7,546
     Other, net                                             679            (349)            (520)            (629)           (819)
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities          3,272          64,533          (25,431)               -          42,374
----------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Additions to property and equipment                           -          (6,290)               -                -          (6,290)
Additions to computer software                                -          (3,115)               -                -          (3,115)
Proceeds from sale of property and equipment                  -           1,838                -                -           1,838
----------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                            -          (7,567)               -                -          (7,567)
----------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Reduction of long-term debt                              (2,309)        (11,049)               -                -         (13,358)
Change in intercompany advances                           5,470         (30,901)          25,431                -               -
Other financing                                               -         (15,088)               -                -         (15,088)
Cash dividends paid                                      (8,205)              -                -                -          (8,205)
Proceeds from exercise of stock options                   1,772               -                -                -           1,772
----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities         (3,272)        (57,038)          25,431                -         (34,879)
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     -             (72)               -                -             (72)
Cash and cash equivalents at beginning of year              505             237                1                -             743
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $    505 $           165 $              1 $              - $           671
----------------------------------------------------------------------------------------------------------------------------------

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

General
On May 26, 1998, Columbia/HCA informed the Company of its intention to cancel its medical/surgical supply contract. The Company and Columbia/HCA have agreed upon a plan for transition of the Columbia/HCA business. This plan has resulted in a substantial reduction in purchases by Columbia/HCA from the Company, beginning in the third quarter of 1998. The remaining Columbia/HCA business is expected to transfer from the Company by December 31, 1998. For the first nine months of 1998 and 1997, approximately 11% and 12%, respectively, of the Company's net sales were to Columbia/HCA facilities and for the third quarter of 1998 and 1997, approximately 9% and 12%, respectively, of the Company's net sales were to Columbia/HCA facilities. In the second quarter of 1998, the Company implemented a restructuring plan to downsize warehouse operations in those divisions with the highest volumes of sales to Columbia/HCA facilities. To offset the loss of sales due to the contract cancellation, the Company has continued its commitment to profitable sales growth and has entered into new agreements in the third quarter of 1998 that will provide opportunities for such future growth, although such growth cannot be assured.

Results of Operations
Third quarter and first nine months of 1998 compared with 1997
Net sales. Net sales decreased 2.2% to $768.4 million in the third quarter of 1998 from $785.8 million in the third quarter of 1997. This decrease is primarily due to the impact of the cancellation of the Company's distribution contract with Columbia/HCA. Net sales increased 2.3% to $2.37 billion in the first nine months of 1998 from $2.31 billion in the first nine months of 1997. The increase in sales was a result of both increased penetration of existing accounts and new customer contracts.

Gross margin. Gross margin as a percentage of net sales increased to 10.5% in the third quarter of 1998 from 10.0% in the third quarter of 1997. Gross margin as a percentage of net sales increased 10.4% in the first nine months of 1998 from 10.0% in the first nine months of 1997. This improvement reflects the Company's continued emphasis on supply chain initiatives with key suppliers as well as inventory purchasing opportunities. The Company will continue to focus on improving margin levels through continued emphasis on supply chain initiatives.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.6% for the third quarter of 1998, compared to 7.3% for the third quarter of 1997. The increase was the result of both lower sales for the quarter than in 1997 as a result of the termination of the Columbia/HCA contract; and increased spending for information systems, as the Company continued to use information technology to control costs, through more extensive use of electronic data interchange
(EDI) in transactions with both customers and suppliers.

For the first nine months of 1998, SG&A expenses as a percentage of net sales increased to 7.6% from 7.5% in the first nine months of 1997, in part as a result of increased information technology spending, including $2.4 million of expenses for Year 2000, compared to $1.1 million for the same period in 1997.

Depreciation and amortization. Depreciation and amortization increased by 1.7% in the third quarter of 1998 compared to the third quarter of 1997 and increased by 3.9% in the first nine months of 1998 compared to the first nine months of 1997. This increase was due primarily to the Company's continued investment in information technology, including capital spending in the first nine months of 1998 for systems upgrades of $1.9 million associated with Year 2000 issues. The Company anticipates similar increases in depreciation and amortization for the remainder of 1998 associated with additional capital investment in information technology.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs decreased to $4.7 million in the third quarter of 1998 from $5.6 million in the third quarter of 1997, net of finance charge income of $0.6 million and $0.5 million, respectively. Financing costs decreased to $14.5 million in the first nine months of 1998 from $16.6 million in the first nine months of 1997, net of finance charge income of $2.2 million and $2.3 million, respectively. This reduction has been a result of improved cash flow from operations, which has enabled the Company to reduce borrowings for the 1998 third quarter and year to date, compared to the same periods in 1997, as well as lower effective interest rates for the first nine months of 1998 compared to the first nine months of 1997. The Company reduced outstanding debt, excluding the impact of the accounts receivable securitization, by approximately $67.6 million in the first nine months of 1998. Included in cash flow from operations is a $15.9 million refund of federal income tax resulting from a tax method change. Beginning with the tax year ending December 31, 1997, the Company received permission from the Internal Revenue Service to change its method of accounting for last-in first-out inventory. The cumulative effect of this adjustment generated a net operating loss in the tax year ended December 31, 1997. This refund resulted in an increase in current deferred taxes payable, and has no effect on the income tax provision for the current periods. The Company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

Distributions on mandatorily redeemable preferred securities and dividends on preferred stock. In May 1998, the Trust issued $132 million of the Securities. O&M applied substantially all of the net proceeds to repurchase and retire 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value. The Securities accrue and pay cash distributions quarterly at an annual rate of 5.375% of the liquidation value of $50. As of September 30, 1998, the Company had accrued $1.2 million of distributions related to these Securities.

Nonrecurring restructuring expenses. As a result of the Columbia/HCA contract termination, the Company recorded a nonrecurring restructuring charge of $11.2 million, or $6.6 million after taxes, in the second quarter of 1998, to reflect the Company's plan to downsize warehouse operations in those divisions with the highest volumes of sales to Columbia/HCA facilities. The restructuring plan includes reductions in warehouse space and in the number of employees in those divisions which had the highest volume of business with Columbia/HCA facilities. In the third quarter of 1998, $0.3 million was charged against this liability.

Income taxes. The Company had an income tax provision of $9.6 million in the first nine months of 1998 compared with $12.5 million in the first nine months of 1997 and an effective tax rate of 41.5%, compared to 42.0% for the same period in 1997.

Net income. Net income for the third quarter of 1998 increased slightly from the same period in 1997 as improvements discussed in gross margin and financing costs were offset by the distributions on mandatorily redeemable preferred securities. However, net income attributable to common stock increased 27.6%, reflecting the positive effect of the issuance of the Securities and the retirement of the Series B Cumulative Preferred Stock discussed above. Net income decreased $3.7 million in the first nine months of 1998 compared to the first nine months of 1997. The decrease was due to the impact of the restructuring charge discussed above. Excluding the effect of the restructuring charge, net income increased 16.7% and net income per basic and diluted common share increased to $0.56 and $0.55, respectively, for the first nine months of 1998 compared to $0.42 per basic and diluted common share for the first nine months of 1997. This increase was primarily due to the improvements previously discussed in gross margin and reduced financing costs. Although the trend, excluding the effect of the restructuring charge, has been favorable and the Company continues to pursue initiatives to improve profitability, the future impact on net income cannot be assured.

Financial Condition, Liquidity and Capital Resources
Liquidity. The Company's liquidity improved during the first nine months of 1998. Outstanding financing (excluding the impact of the off balance sheet accounts receivable securitization) was reduced by $67.6 million to $225.0 million at September 30, 1998 from $292.6 million at December 31, 1997. The reduction was due to improvements in cash flow from operations as discussed above. The capitalization ratio at September 30, 1998, including the Securities as equity and excluding the effect of the accounts receivable securitization, was 44.0% compared to 53.0% at December 31, 1997. This improvement was primarily the result of the reduction in outstanding financing.

In May 1998, O&M repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with substantially all the proceeds of the $132.0 million of Securities issued by the Trust. Management believes that these transactions will result in lower overall costs of capital.

The Company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 1998, the Company had approximately $225.0 million of unused credit under its revolving credit facility and $47.7 million under its receivables financing facility.

Working Capital Management. During the third quarter of 1998, the Company's working capital increased compared to the third quarter of 1997. The Company's accounts receivable days sales outstanding (excluding the impact of the off balance sheet accounts receivable securitization) increased to 32.4 at September 30, 1998 from 31.6 at September 30, 1997. This increase was primarily caused by the transition of most of the Columbia/HCA business toward the end of the quarter. Inventory turnover decreased to 8.3 times in the third quarter of 1998 from 9.6 times in the third quarter of 1997 as a result of inventory purchasing opportunities.

Capital Expenditures. Capital expenditures were approximately $8.8 million in the first nine months of 1998, of which approximately $7.2 million was for computer hardware and software, including $1.9 million for system upgrades for the Year 2000 initiative. The Company expects to continue to invest in technology, including system upgrades, as the most cost-effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. Management believes the effect on the Company of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on financial condition or results of operations.

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that costs related to the preliminary stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. This Statement is effective for fiscal years beginning after December 15, 1998. The Company has adopted this standard effective January 1, 1998. Adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

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

Readiness for Year 2000
The Year 2000 (Y2K) issue is the result of computer programs being written using two-digit, rather than four-digit, year dates. The Company's computer hardware, software, and devices with imbedded technology that are time-sensitive may recognize a date code using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in other normal business activities.

 The Company has divided its Y2K efforts into three main areas:

o computer hardware and software;

o other systems and equipment, such as telephone equipment, scanning equipment and alarm systems; and

o suppliers and customers.

Computer Hardware and Software. In 1997, the Company completed its assessment of its computer hardware and software, and developed a strategy of remediation. This strategy includes retirement of outdated software, and replacement or repair of the remaining software and hardware. The Company began repair and replacement efforts in 1997, and expects that they will be substantially complete by mid-1999, prior to any currently anticipated impact on its computer hardware and software. Testing of repairs is expected to be substantially complete by mid-1999, but will continue through the end of that year. The Company estimates that, as of September 30, 1998, it had completed approximately 90% of the repair, 20% of replacement, and 30% of the testing that it believes will be necessary to fully address potential Y2K issues relating to its computer hardware and software.

Other Systems and Equipment. The Company has completed an inventory and assessment of non-computer related systems and equipment at its operating divisions, and is expects to complete a similar inventory and assessment at its corporate offices by the end of 1998. The Company believes that the impact on operations of potential noncompliance for these systems and equipment is minimal. During the third quarter of 1998, the Company started a program of replacement and repair of non-compliant systems and equipment, and expects this effort to be complete by late 1999.

Suppliers and Customers. The Company has contacted its significant suppliers to determine the extent to which the Company is vulnerable to the suppliers' failure to remediate their Y2K compliance issues. Of the suppliers representing approximately 90% of the Company's sales, 87% have responded, and, of those responding, 93% have indicated that they have either remedied their Y2K compliance issues, or plan to do so before the end of 1999.

During third quarter 1998, the Company has also contacted its largest customers to determine their level of Y2K readiness. Many customers have not yet responded to these inquiries, or have not responded with sufficient detail for the Company to determine whether they will be Y2K compliant on a timely basis. The Company is continuing its efforts to ascertain the readiness of its customers but, since this readiness cannot be assured, the Company is in the process of developing contingency plans to address the most likely risks of non-compliance.

The Company estimates that the cost of its Y2K remediation efforts will total approximately $8.0 million of operating expenses and $6.0 million of capital expenditures. These expenditures will be funded from operating cash flows. Through September 30, 1998, the Company had incurred approximately $4.5 million of expenses and $2.5 million of capital spending related to its Y2K efforts, of which $0.9 million and $1.0 million were incurred in third quarter of 1998. For the remainder of 1998 and for 1999, the Company expects to incur approximately $3.5 million of expenses and $3.5 million of capital spending. Other non-Y2K information technology efforts have not been significantly delayed by Y2K initiatives.

The Company has begun, but not yet completed, an analysis of the operational problems and costs that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. The most reasonably likely worst case scenario has not yet been identified, nor have contingency plans been developed for this scenario. The Company currently plans to complete its analysis and contingency planning by late 1999.

The Company presently believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K issues are not properly identified or if assessment, remediation, and testing are not completed on a timely basis, there can be no assurance that the Y2K issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or others. Additionally, there can be no assurance that Y2K non-compliance by other entities will not have a material adverse impact on the Company's systems or results of operations.

The costs of the Company's Y2K efforts and the dates on which the Company believes it will complete these efforts are based upon management's current estimates. These estimates used numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated.

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the Company are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Through September 30, 1998, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 5.    Other Information
The Company has amended its Bylaws to make Article 14.1 of the Virginia Stock Corporation Act (the Control Share Acquisitions Statute) inapplicable to shares of any class of capital stock of the Company and to add certain advance notice requirements applicable to proposals by shareholders for nominees for election as directors of the Company and for other matters sought to be brought before an annual meeting of shareholders.

The text of the amended Bylaws of the Company is filed as Exhibit 3(b) to this Report, which is incorporated by reference. The amendments are described below.

Article I, Section 1.9 of the Company's By-laws provides that for a shareholder to bring a matter properly before an annual meeting of shareholders, the shareholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a shareholder's notice must be given, either by personal delivery or by United States registered or certified mail, postage prepaid, to the Secretary of the Company not later than 90 days before the anniversary of the date of the first mailing of the Company's proxy statement for the immediately preceding annual meeting -- such date is December 31, 1998 with respect to the 1999 annual meeting. In no event shall the public announcement of an adjournment or postponement of an annual meeting or the fact that an annual meeting is held after the anniversary of the preceding annual meeting commence a new time period for the giving of a shareholder's notice as described above.

A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting, including the complete text of any resolutions to be presented at the meeting with respect to such business, and the reasons for conducting such business at the meeting, (ii) the name and address of record of the shareholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is made, (iii) the class and number of shares of the Company that are owned by the shareholder and such beneficial owner, (iv) a representation that the shareholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business, and (v) any material interest of the shareholder and such beneficial owner in such business. In the event that a shareholder attempts to bring business before a meeting without complying with the foregoing procedure, such business shall not be transacted at such meeting.

In the case of nominations for the election of directors, Article I, Section 1.8 of the Company's By-laws provides that any shareholder entitled to vote in the election of directors may nominate one or more persons for election as directors only at an annual meeting and if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States registered or certified mail, postage prepaid, to the Secretary of the Company not later than 90 days before the anniversary of the date of the first mailing of the Company's proxy statement for the immediately preceding year's annual meeting -- such date is December 31, 1998 with respect to the 1999 annual meeting. In no event shall the public announcement of an adjournment or postponement of an annual meeting or the fact that an annual meeting is held after the anniversary of the preceding annual meeting commence a new time period for the giving of a shareholder's notice as described above.

Each notice shall set forth (i) the name and address of record of the shareholder who intends to make the nomination, the beneficial owner, if any, on whose behalf the nomination is made and of the person or persons to be nominated, (ii) the class and number of shares of the Company that are owned by the shareholder and such beneficial owner, (iii) a representation that the shareholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, (iv) a description of all arrangements, understandings or relationships between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder, and (v) such other information regarding each nominee proposed by such shareholder as would be required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required to be disclosed, pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors, and shall include a consent signed by each such nominee to serve as a director of the Company if so elected. In the event that a shareholder attempts to nominate any person without complying with the foregoing procedure, such person shall not be nominated and shall not stand for election at such meeting.

For purposes of including a shareholder proposal in the Company's proxy statement for the 1999 annual meeting of shareholders, the shareholder must also comply with the requirements set forth under the section "Other Information Shareholder Proposals" of the Company's 1998 Proxy Statement, dated March 13, 1998, which section is incorporated by reference herein.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits
                  3(b). Amended and Restated Bylaws of the Company, as amended

                  27.      Financial Data Schedule - September 30, 1998 and 1997

         (b)      Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Owens & Minor, Inc.
                                            (Registrant)


Date          November 12, 1998             /s/ Ann Greer Rector
        ------------------------            ------------------------------
                                            Ann Greer Rector
                                            Senior Vice President &
                                            Chief Financial Officer


Date          November 12, 1998             /s/ Olwen B. Cape
        ------------------------            ------------------------------
                                            Olwen B. Cape
                                            Vice President & Controller
                                            Chief Accounting Officer

                            Exhibits Filed with SEC
 Exhibit #
 ---------
 3(b).    Amended and Restated Bylaws of the Company, as amended

 27.      Financial Data Schedule - September 30, 1998 and 1997