Form 10-Q/A
period 1998-09-30
OWENS & MINOR INC/VA/
filed 1998-11-19
CIK 75252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998
                                OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to

                          Commission file number 1-9810

                               Owens & Minor, Inc.
             (Exact name of registrant as specified in its charter)


          Virginia                                       54-1701843
(State or other Jurisdiction of                       (I.R.S. employer
Incorporation or Organization)                       identification no.)

            4800 Cox Road                              (804) 747-9794
      Glen Allen, Virginia 23060                (Registrant's telephone number
(Address of principal executive offices)            including area code)
             (zip code)

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

The undersigned Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 to read as set forth below.

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

The text of the amended Bylaws of the Company is filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, as amended hereby, which is incorporated herein by reference.
The amendments are described below.

Article I, Section 1.9 of the Company's By-laws provides that for a shareholder to bring a matter properly before an annual meeting of shareholders, the shareholder must have given timely notice thereof in writing to the Secretary of the Company. To be timely, a shareholder's notice must be given, either by personal delivery or by United States registered or certified mail, postage prepaid, to the Secretary of the Company not later than 90 days before the anniversary of the date of the first mailing of the Company's proxy statement for the immediately preceding annual meeting -- such date is December 13, 1998 with respect to the 1999 annual meeting. In no event shall the public announcement of an adjournment or postponement of an annual meeting or the fact that an annual meeting is held after the anniversary of the preceding annual meeting commence a new time period for the giving of a shareholder's notice as described above. A shareholder's notice to the Secretary shall set forth as to each matter the shareholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting, including the complete text of any resolutions to be presented at the meeting with respect to such business, and the reasons for conducting such business at the meeting,
(ii) the name and address of record of the shareholder proposing such business and the beneficial owner, if any, on whose behalf the proposal is made, (iii) the class and number of shares of the Company that are owned by the shareholder and such beneficial owner, (iv) a representation that the shareholder is a holder of record of shares of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business, and (v) any material interest of the shareholder and such beneficial owner in such business. In the event that a shareholder attempts to bring business before a meeting without complying with the foregoing procedure, such business shall not be transacted at such meeting.

In the case of nominations for the election of directors, Article I, Section 1.8 of the Company's By-laws provides that any shareholder entitled to vote in the election of directors may nominate one or more persons for election as directors only at an annual meeting and if written notice of such shareholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States registered or certified mail, postage prepaid, to the Secretary of the Company not later than 90 days before the anniversary of the date of the first mailing of the Company's proxy statement for the immediately preceding year's annual meeting -- such date is December 13, 1998 with respect to the 1999 annual meeting. In no event shall the public announcement of an adjournment or postponement of an annual meeting or the fact that an annual meeting is held after the anniversary of the preceding annual meeting commence a new time period for the giving of a shareholder's notice as described above.

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

For purposes of including a shareholder proposal in the Company's proxy statement for the 1999 annual meeting of shareholders, the shareholder must also comply with the requirements set forth under the section "Other Information-- Shareholder Proposals" of the Company's 1998 Proxy Statement, dated March 13, 1998, which section is incorporated by reference herein.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Owens & Minor, Inc.
                              (Registrant)

Date     November 19, 1998    /s/ Ann Greer Rector
                         --------------------------------
                              Ann Greer Rector
                             Senior Vice President &
                             Chief Financial Officer