Form 10-K
period 1998-12-31
OWENS & MINOR INC/VA/
filed 1999-03-10
CIK 75252

Form 10-K Annual Report
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                      For the year ended December 31, 1998

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                        For the transition period from     to

                          Commission File Number 1-9810


                               OWENS & MINOR, INC.
             (Exact name of registrant as specified in its charter)

                                    Virginia
                        (State or other jurisdiction of
                         incorporation or organization)


                      4800 Cox Road, Glen Allen, Virginia
                    (Address of principal executive offices)

                                  54-01701843
                      (I.R.S. Employer Identification No.)

                                     23060
                                  (Zip Code)

       Registrant's telephone number, including area code (804) 747-9794


Securities registered pursuant to Section 12(b) of the Act:


                                  Name of each exchange
Title of each class                on which registered
==============================   ======================

Common Stock,                    New York Stock
   $2 par value                  Exchange
Preferred Stock                  New York Stock
   Purchase Rights               Exchange
10 7/8% Senior Subordinated      New York Stock
   Notes due 2006                Exchange
$2.6875 Term Convertible         Not Listed
   Securities, Series A

Securities registered pursuant to Section 12(g) of the Act:
None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
      The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately 432,232,835 as of February 19, 1999. In determining this figure, the Company has assumed that all of its officers, directors and persons known to the Company to be the beneficial owners of more than five percent of the Company's Common Stock are affiliates. Such assumption shall not be deemed conclusive for any other purpose.
      The number of shares of the Company's Common Stock outstanding as of February 19, 1999 was 32,621,346 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the annual meeting of security holders on April 28, 1999 is incorporated by reference into Part III of this Form 10-K.

ITEM CAPTIONS AND INDEX -
FORM 10-K ANNUAL REPORT

  Item No.                                                Page
============ =================================================
Part I
   1.        Business                                    15-24
   2.        Properties                                     22
   3.        Legal Proceedings                           39-40
   4.        Submission of Matters to a Vote of
             Security Holders                              N/A
Part II
   5.        Market for Registrant's
             Common Equity and Related
             Stockholder Matters                            48
   6.        Selected Financial Data                        14
   7.        Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations                       15-24
   7A.       Quantitative and Qualitative Disclosures
             about Market Risk                       24, 31-32
   8.        Financial Statements and
             Supplementary Data                    See Item 14
   9.        Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                          N/A
Part III
  10.        Directors and Executive Officers of
             the Registrant                            (a), 49
  11.        Executive Compensation                        (a)
  12.        Security Ownership of Certain
             Beneficial Owners and Management              (a)
  13.        Certain Relationships and Related
             Transactions                                  (a)
Part IV
  14.        Exhibits, Financial Statement
             Schedules and Reports on Form 8-K
     a.      Consolidated Statements of Income
             for the Years Ended Dec. 31, 1998,
             Dec. 31, 1997 and Dec. 31, 1996                25
             Consolidated Balance Sheets at
             Dec. 31, 1998 and Dec. 31, 1997                26
             Consolidated Statements of Cash Flows
             for the Years Ended Dec. 31, 1998,
             Dec. 31, 1997 and Dec. 31, 1996                27
             Consolidated Statements of Changes
             in Shareholders' Equity for the Years
             Ended Dec. 31, 1998, Dec. 31, 1997
             and Dec. 31, 1996                              28
             Notes to Consolidated Financial
             Statements for the Years Ended
             Dec. 31, 1998, Dec. 31, 1997 and
             Dec. 31, 1996                               29-46
             Report of Independent Auditors                 47
     b.      Reports on Form 8-K: None.
     c.      The index to exhibits has been filed
             as separate pages of the 1998
             Form 10-K and is available to
             stockholders on request from the
             Secretary of the Corporation at the
             principal executive offices.

(a) Part III will be incorporated by reference from the registrant's 1999 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

FORM 10-K The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1998 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Only those portions of the Annual Report referenced in the Form 10-K Index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

                                 M I S S I O N

Our mission is to create consistent value for our customers and supply chain partners that will maximize shareholder value and long term earnings growth: we will do this by managing our business with integrity and the highest ethical standards, while acting in a socially responsible manner with particular emphasis on the well-being of our teammates and the communities we serve.

                                  V I S I O N

To be a world-class provider of supply chain management solutions to the selected segments of the healthcare industry we serve.

                                  V A L U E S

o We believe in high integrity as the guiding principle of doing business
o We believe in our teammates and their well-being
o We believe in providing superior customer service
o We believe in supporting the communities we serve
o We believe in delivering long-term value to our shareholders

                        C O M P A N Y    O V E R V I E W

Owens & Minor, Inc., a Fortune 500 company headquartered in Richmond, Va., is the nation's largest distributor of national name brand medical/surgical supplies. The company's distribution centers serve hospitals, integrated healthcare systems and group purchasing organizations nationwide. In addition, Owens & Minor helps customers control healthcare costs and improve inventory management through innovative services in supply chain management, logistics and technology.

     Founded in 1882, Owens & Minor started as a wholesale drug company. Since 1992, the company has distributed only medical/surgical supplies. Owens & Minor's common shares are traded on the New York Stock Exchange under the symbol OMI. As of December 31, 1998, there were approximately 15,500 common shareholders.

1998  Financial Overview

(in thousands, except ratios, per share data and employee statistics)

--------------------------------------------------------------------------------------------------------
                                                                                          Percent Change
--------------------------------------------------------------------------------------------------------
Year ended December 31,                            1998          1997         1996        98/97    97/96
--------------------------------------------------------------------------------------------------------
Net sales                                      $3,082,119    $3,116,798   $3,019,003      (1.1%)    3.2%
Net income                                     $   20,145       $24,320      $12,965     (17.2%)   87.6%
Net income per common share(1)                 $     0.56         $0.60        $0.25      (6.7%)  140.0%
--------------------------------------------------------------------------------------------------------
Net income excluding restructuring expenses(2) $   26,753       $24,320      $12,965      10.0%    87.6%
Net income per common share excluding
  restructuring expenses(1) (2)                $     0.75         $0.60        $0.25      25.0%   140.0%
--------------------------------------------------------------------------------------------------------
Cash dividends per common share                $     0.20         $0.18        $0.18      11.1%       _
Book value per common share                    $     4.94         $4.48        $3.99      10.3%    12.3%
Stock price per common share at year-end       $    15.75        $14.50       $10.25       8.6%    41.5%
Number of common shareholders                        15.5          16.1         17.0     (11.2%)   (5.3%)
Shares of common stock outstanding                 32,618        32,213       31,907       1.3%     1.0%
--------------------------------------------------------------------------------------------------------
Return on average common equity
  excluding restructuring expenses(2)                15.9%         14.1%         6.3%     12.8%   123.8%
Return on total assets
  excluding restructuring expenses(2) (3)             3.3%          3.0%         1.5%     10.0%   100.0%
--------------------------------------------------------------------------------------------------------
Gross margin as a percent of net sales               10.6%         10.2%         9.9%      3.9%     3.0%
Selling, general and administrative expenses
  as a percent of net sales                           7.8%          7.5%         7.7%      4.0%    (2.6%)
--------------------------------------------------------------------------------------------------------
Debt(3)                                        $  225,000      $292,550     $293,549     (23.1%)   (0.3%)
Capitalization ratio(3) (4)                          43.4%         53.0%        54.8%    (18.1%)   (3.3%)
Average receivable days sales outstanding(3)         34.7          33.4         36.1       3.9%    (7.5%)
Average inventory turnover                            9.8           9.9          8.9      (1.0%)   11.2%
Employees at year-end                               2,661         3,010        3,116     (11.6%)   (3.4%)
--------------------------------------------------------------------------------------------------------

(1) Basic and diluted
(2) After tax. See Note 2 to Consolidated Financial Statements regarding the 1998 nonrecurring restructuring expenses ($11.2 million).
(3) Excludes impact of off balance sheet receivables securitization agreement. See Note 6 to Consolidated Financial Statements.
(4) Includes mandatorily redeemable preferred securities as equity.

1998  Dear Shareholders, Customers, Suppliers, Teammates and Friends,

[PHOTO OF G. GILMER MINOR, III]

This annual report is dedicated to the people of Owens & Minor who persevered through a year of change and whose determination and character helped us finish the year on a strong note. We took a shot to the chin in late May when we lost a major contract, but we stood our ground and quietly resolved to get back on top. We immediately went to work, and within five months we replaced the lost business. I am very grateful and proud of my teammates who came together as one big team and did the right things.

   The defining events in 1998 were Columbia, Tenet HealthSystems, Inc. (Tenet), and Perot Systems. We lost the Columbia contract in late May, effective October
1. Between June and October, we negotiated and signed new agreements to compensate for the lost business. Tenet was the big piece of this with an eight-year contract having estimated annual sales of $250 million, signed in late October. Most of the other new replacement business, as well as Tenet, started coming on board in February 1999. Then, to ensure our leadership in the area of technology for the future, we formed a strategic relationship with Perot Systems in November to manage our information services function and to help us create new and even more effective supply chain solutions for our customers. With Perot Systems, we will expand our electronic commerce and Internet capabilities to create a digital (e-commerce) order fulfillment system and enhance the technology we already have in place faster than we could on our own.

Along The Way . . .
 We retired our Series B  cumulative  preferred  stock in favor of a less costly
private   placement  of  mandatorily   redeemable   preferred   securities.   We
accomplished our targets for expense reduction after the loss of the

Columbia contract, and have done what we said we would do by moving quickly to restore the company's health. We finished the year with a 25 percent increase in net income per diluted common share compared to 1997, excluding a restructuring charge we took in the second quarter.
   We are a stronger company for what happened in 1998. You would expect me to say that, and I believe it with all my heart. We dealt with adversity and fought back. We looked at our mission and strategic plan with a magnifying glass and found them sound and viable for us. With all the noise of consolidation around us, we determined we can deliver better value and results to our customers, shareholders and suppliers as a focused company creating world-class service and supply chain solutions. Now we must do it.

Let's Look at the Numbers
   Sales decreased 1.1 percent for the year, most of that coming in the fourth quarter when the real loss of the Columbia contract was first felt and before we could bring on the newly signed business. Gross margin improved from 10.2 percent to 10.6 percent, thanks to our partnership with key suppliers and our supply chain initiatives. Net income per common share improved 25 percent, excluding the restructuring charge, and increased from $0.60 to $0.75. And, net income attributable to common stock improved $5.7 million, or 30 percent over 1997, excluding restructuring charges. Selling, general and administrative (SG&A) expenses as a percent to sales were up from 7.5 percent last year to 7.8 percent in 1998, a difference of 4.0 percent; but dollars spent on SG&A were up only 2.0 percent. Our capitalization ratio was reduced from 53.0 percent to 43.4 percent at the end of 1998, and debt reduction for the year was $67.6 million, excluding the impact of the accounts receivable securitization. During the year, our common stock price increased 8.6 percent, well below our expectations when we started the year. But we finished the year on a strong note after the announcement of the Tenet contract.
   We must put some sales growth in our numbers for 1999, and that is our number one priority. But, not growth at any price. We have a great value story to tell and sell and a strategy of using technology to achieve successful supply chain results, and we are doing this with the greatest team in the whole wide world.

The Value Story
   We are delivering the best service and the best technological supply chain management solutions in the medical/surgical business. For the second year in a row, we were voted the best medical/surgical supplier in the industry in Health Strategist, a widely-circulated industry publication. This was an independently conducted survey, and it corroborates our own surveys. Our customers and suppliers tell us they want world class distribution services, and they want them right now. We get the products delivered on time and more accurately than anyone else. We are known for our excellent service.

   An advantage we have is our decision support tools developed with Business Objects, which allow us to extract data from our data warehouse and organize it on a customized and confidential basis for our customers. Today, our customers are able to access and design data for themselves directly from our system. In Information Week's 10th annual survey and ranking of America's most innovative companies in technology, we were ranked 146 out of 500, the highest in our industry. This ranking validates our leadership in providing innovative technology solutions to our customers and suppliers.
   To maintain this technology edge we entered into a strategic partnership with Perot Systems. They are now managing our information systems and working with our management team to further adapt their own work in other industries to healthcare. They have already invented the future, and we will help them refine their creative solutions for our use and benefit.
   We are also  recognized as the industry leader in  Activity-Based  Management
(ABM). Arthur Andersen Consulting recognized Owens & Minor as a "best practices" company delivering activity-based management solutions, a tribute to our ABM team. We have developed accurate cost information for ourselves and a growing number of customers. We take this information and price our services based on their cost and the frequency of activity by the customer. Activity-based pricing is a much more accurate and efficient way of pricing than cost plus, because cost plus treats all goods and services as if they have the same distribution cost components. By the end of 1999, our plan is to have 15 percent to 20 percent of our business under ABM.
   Operationally we are installing a new state of the art warehousing system that improves the accuracy of picking and billing, reduces costs in receiving and accounts payables, and facilitates more dynamic buying practices. We have lowered the number of billing credits written appreciably by improving the accuracy of prices and picking and packing of orders. This improved accuracy lowers our customers' cost, also.
   We spent more time and money in 1998 training our people. And we will spend more again in 1999. The thirst for knowledge coupled with the complexity of a changing healthcare environment are driving forces behind this investment. The majority of our sales and management team work off of laptops today instead of out of a briefcase. We have put solutions at their fingertips, and the results are most helpful to our customers.
   Strategically, in an industry that is consolidating, our goal is to independently make ourselves indispensable to our customers. We are not trying to be all things to all people. We are focused and committed to being the standard everyone else must compare to when it comes to distribution service and supply chain solutions. We are willing to partner strategically with other healthcare organizations to bring value to our mutual customers through the medium of electronic commerce and connectivity, which enables us to create reliable and usable information. We believe time will show the correctness of our strategy of staying the course and focusing on delivering world-class distribution value through logistics, service and technology.

New and Expanding Partnerships
   As mentioned earlier, our eight-year distribution agreement with Tenet represents all new business, with an estimated annual sales volume of $250 million per year once the business is fully converted. The contract began on February 1, 1999, and the process of conversion has started. Other notable contracts in 1998 included the doubling of our relationship with Sutter Health to approximately $60 million annually; an estimated additional $20 million annually with the University of Maryland Medical System; and several other new and renewed contracts, including Florida Hospital in Orlando, that have given us momentum for 1999.

Royal E. Cabell Retires
   Roy Cabell has been a director of the company for 37 years. He will retire from service at this year's annual meeting. During all of these years, he has served our company with distinction, integrity, loyalty and most of all, great wisdom. He joined the board in 1962, took us public in 1971 as the company's general counsel, personally negotiated the Will Ross acquisition in 1981, and was instrumental in all of our major decisions during the '70s, '80s and '90s. He has been a mentor to me, an advisor I could turn to when good advice was hard to come by, and a friend and colleague I trust more than anyone else in the world. Thank you, Roy, for your long and faithful service. It has been my great privilege to serve with you. You have indeed made a difference to Owens & Minor, for which I am eternally grateful.

Come On, 1999
   So long, 1998. No material harm done. Great lessons learned. Determination and a passion for new success fueled. And, momentum generated as we move quickly into the last year of the century. We are 117 years old now, and as nice as that is from a historical standpoint, it doesn't guarantee success going forward. We must grow our top line, manage our costs and assets more effectively, and improve measurable productivity. Our war cry for this year is, "It's Time in '99". The "proof is in the pudding," as they say, so I will keep you posted.
   I am grateful to our suppliers for their willingness to work so closely with us on supply chain solutions and cost savings. I am grateful to our customers for believing in us and trusting our ability to bounce back and continue to deliver value. I am grateful to our shareholders for your patience and continued support during a volatile year. I am also very grateful to our team of dedicated people, who, day in and day out, deliver real value to our customers. Thanks to all for being a part of the team.

   My warmest regards,


   /s/ G. Gilmer Minor, III
   ---------------------------------------
   G. Gilmer Minor, III
   Chairman, President and Chief Executive Officer

                           We succeed in the fiercely
                       competitive medical/surgical supply
                   business by maintaining a relentless focus
                 on customer service and lean operations. Cost
    management is absolutely essential, not only to drive our own costs down, but those of our customers as well.

Operational Excellence: It's our people who make it all possible

                                    [PHOTO]
We at Owens & Minor have a clear-cut business strategy: to deliver service, solutions and value to our customers - and to do so better than anyone else.
   As the nation's largest distributor of national name brand medical/surgical supplies, we help hospitals, integrated healthcare networks and group purchasing organizations reduce healthcare costs through improved supply chain management. O&M buys about 140,000 products from some 1,200 suppliers - everything from bandages to needles and syringes to disposable gloves - and sells them to nearly 4,000 hospitals and alternate health care providers throughout the U.S. It's a complex business, one that requires the coordinated efforts of roughly 2,700 well-trained and highly motivated teammates using the best logistics management techniques and information technology.
   Operational excellence is vital to our success. "It all comes down to delivering the right product, at the right time, to the right place and at the right price," says

Craig Smith, O&M's executive vice president and chief operating officer. "That means executing the basics of the business - picking, packing and shipping medical/surgical products - as efficiently and as reliably as possible. When you're dealing with something as critical as healthcare, there's very little tolerance for error."
   We succeed in the fiercely competitive medical/surgical supply business by maintaining a relentless focus on customer service and lean operations. "Cost management is absolutely essential, not only to drive our own costs down, but those of our customers as well," Smith says. "Our teammates are constantly looking for better, more productive ways to serve our customers at less overall cost."
   One area in which O&M has made great strides in recent years is inventory management. In partnership with our major suppliers, we provide product information to help customers standardize and reduce their inventories. By year-end 1998, we had

                                    [PHOTO]

reduced the number of items we carry to 140,000, a dramatic reduction from 250,000 just two years earlier. Reduced inventory means less money invested in products sitting on shelves, which frees up warehouse space for high-demand items. Furthermore, inventory consolidation helps us concentrate on delivering those products our customers need most. The result is improved service levels and reduced costs for O&M and our customers.
   Tighter inventory management is just one of many areas where our teammates are providing logistics expertise to help customers improve asset management and reduce costs. "We're proud of our record of partnering with customers and suppliers to achieve mutual efficiencies in areas such as distribution, logistics, electronic commerce and supply chain management," Smith says. "It's through these effective partnerships that we're finding innovative ways to create value for our partners and shareholders."

[PHOTO OF CRAIG SMITH]

"It all comes down to delivering the right product, at the right time, to the right place and at the right price."

Craig Smith
Chief Operating Officer

At Owens & Minor, we use technology to get closer to our customers.
   "Our information technology team is customer-centered in the way we think about and apply technology," says Lee Marston, O&M's chief information officer. "We are successful because our teammates have been passionate about using information and technology to create value for our business partners and to make it easier for them to do business with us."
   In 1997, O&M began offering electronic decision support services (DSS) to our teammates and business partners, giving them access to information to evaluate purchasing patterns for identifying cost savings opportunities. Our decision support tools enable our teammates, customers and suppliers to gather and summarize business transaction information and quickly convert it into customized knowledge for making informed supply chain decisions.

                                    [PHOTO]
        INFORMATION MANAGEMENT: IT'S OUR PEOPLE WHO MAKE IT ALL POSSIBLE

   "Our partners, particularly integrated healthcare networks, are delighted with our willingness to openly share information," Marston says. "Information, of course, is only useful if it is timely and can be interpreted correctly," Marston points out, and we are constantly searching for innovative ways to enhance the free flow and clarity of information between O&M and our business partners. In 1998, O&M began offering some of our partners Internet access to this customized information, as well. "We're one of the early adapters of Internet technology for information management across the supply chain," says Marston, "and it's helping cement our relationship with customers and suppliers."
   O&M took a major step toward enhancing our technology capabilities in November 1998 by entering into a 10-year partnership with Perot Systems Corp., the Dallas-based technology services company with extensive expertise in healthcare information management. Perot Systems is managing O&M's information technology services and aligning our extensive supply chain service offerings. "The partnership with Perot Systems is exciting," Marston says, "because it will help us extend our competitive advantage in information management and develop innovative technology applications at a more rapid pace." We will also be positioned to keep pace with the rapid changes in technology as we

[PHOTO OF LEE MARSTON]
"We're one of the early adapters of internet technology for information management across the supply chain."

Lee Marston
Chief Information Officer
continually seek to drive internal operating efficiencies and to enhance our products and services.
   Under our technology-based CostTrack program in activity-based management are supply chain initiatives that allow both O&M and our customers to capitalize on information and knowledge. CostTrack enables us to separate product and process costs to reflect the true cost of specific distribution activities. In turn, our customers can choose those distribution services most cost effective for them. Several of these technology-based CostTrack programs include the following:
   FOCUS (Focus on Consolidation, Utilization & Standardization): This program allows O&M to increase inventory turnover by consolidating product lines and

[PHOTO]

   Our teammates have been passionate about using information and technology.

developing stronger partnerships with our most efficient suppliers. In turn, FOCUS provides cost savings and improved inventory management for our customers and increased market share opportunities for our supplier partners.
   CRP (Continuous Replenishment Process): With CRP, we electronically transmit inventory usage data to our suppliers, which in turn forecast supply needs and create electronic purchase orders to continually replenish products for our mutual healthcare customers.
   EDI (Electronic Data Interchange): We lead the industry in EDI and continue to expand our automated business transactions with both customers and suppliers. Of O&M's top 20 suppliers, 18 are sending invoices via EDI, accounting for approximately 80 percent of the products we buy.
   PANDAC(R) (automated wound closure asset management program): PANDAC provides customers the information they need to manage their inventories and usage levels of wound closure products in order to reduce costs.
   Effective use of technology has made O&M the medical/surgical supply industry's most efficient distributor, while allowing us to achieve innovations in supply chain management. Our customer-centered focus will ensure our continued success.

Customer satisfaction isn't merely an objective at Owens & Minor - it's a passion.
   "Everything we do is geared toward helping our customers succeed," says
Henry Berling, O&M's executive vice president, partnership development. "We sell service, but our ultimate goal is to deliver value. We do that by earning the confidence of our customers and suppliers, understanding their business and forging partnerships to reach mutual objectives."

Everything we do is geared toward helping our customers succeed.

   Every teammate at O&M - from sales representatives to truck drivers to warehouse workers - is focused on providing our customers the best possible service at the lowest possible cost. We are constantly seeking ways to do our jobs better, and we measure our progress in every way imaginable. We reinforce our commitment to excellence through training, incentives and benchmarking.



CUSTOMER SATISFACTION: IT'S OUR PEOPLE WHO MAKE IT ALL POSSIBLE
[PHOTO]

Our divisions compete against one another each year to determine the best and most-improved divisions in five different quality assurance categories, with all teammates in each winning division receiving cash awards. "We believe we have the most highly skilled and customer-focused employees in our industry, and we prove it every day," Berling says.
   Of course, we're not the only ones recognizing our teammates for quality service. Our customer satisfaction ratings, as measured by an independent polling firm, are the highest they have been in four years. Also, in an independent survey conducted in 1998 by Health Strategist newsletter, providers and suppliers ranked O&M as the best medical/surgical supplies distributor for the second year in a row.
   While gratified by the positive recognition we've earned, we realize we have a ways to go to reach our full potential. We are committed to being the best in our business. All our efforts are directed toward helping our customers and suppliers make patient care more affordable by maximizing the efficiency of the supply chain. We do all we can to help our partners succeed. After all, our success is fundamentally tied to their success.

[PHOTO OF HENRY BERLING]

"We believe we have the most highly skilled and customer-focused employees in our industry, and we prove it every day."

Henry Berling
Executive Vice President,
Partnership Development

The business priorities discussed on the preceding pages of this report are the foundation that supports Owens & Minor's strategy for creating shareholder value: putting technology to work for our partners and ourselves, achieving operational excellence and improving customer satisfaction.
   We use our competitive edge in applying information technology to improve the efficiency of our operations and to help our customers and suppliers enhance their business processes. Consequently, we will continue to invest heavily in technology so we can provide value to our trading partners through knowledge sharing.
   Operational excellence is probably our most easily quantifiable means of demonstrating value. The investments we have made in such areas as warehouse productivity, inventory management and electronic commerce will drive efficiency for our customers and our suppliers.


[PHOTO OF ANN GREER RECTOR]
"Despite fierce competition and pricing pressure, we are excited about the future, and Owens & Minor is positioned to achieve strong earnings growth."

Ann Greer Rector
Chief Financial Officer


VALUE CREATION: IT'S OUR PEOPLE WHO MAKE IT ALL POSSIBLE
[PHOTO]

   Medical/surgical supply is a dynamic industry with continually changing customer requirements. We will continue to measure quality from the vantage point of our customers, suppliers and teammates, for we cannot achieve our full potential unless we meet the expectations of each of these key constituencies.
   We measure our success in creating value through benchmarking and performance management - tools that are flexible enough to respond to the rapidly changing requirements of modern healthcare.
   One such tool is CostTrack, our activity-based management process, which has been invaluable in improving strategic and operational decision making. We are applying the power of CostTrack to operations and in managing the supply chain more effectively. Activity-based management is helping O&M develop closer partnerships with our customers as we pursue the mutual benefits of cutting costs and improving service.
   "We are convinced our continued success in flexible business design, consistent operational performance and superior customer service will result in significant improvements in service and profits, producing superior long-term value for all our stakeholders - our teammates, customers, suppliers and investors," says Ann Greer Rector, O&M's chief financial officer.

Customer   satisfaction  remains  the  ultimate  yardstick  for  evaluating  our performance.

Selected Financial Data(1)
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)


                                                1998           1997            1996            1995            1994
                                         =============== =============== =============== =============== ===============
SUMMARY OF OPERATIONS:
Net sales                                  $3,082,119      $3,116,798      $3,019,003     $2,976,486       $2,395,803
Nonrecurring restructuring expenses(2)     $   11,200      $        -      $        -      $  16,734       $   29,594
Net income (loss)(2)                       $   20,145      $   24,320      $   12,965      $ (11,308)      $    7,919
----------------------------------------   ----------      ----------      ----------      ----------      ----------
PER COMMON SHARE:
Net income (loss) - basic                  $     0.56      $     0.60      $     0.25      $   (0.53)      $     0.15
Net income (loss) - diluted                $     0.56      $     0.60      $     0.25      $   (0.53)      $     0.15
Average number of shares
  outstanding - basic                          32,488          32,048          31,707         30,820           30,633
Average number of shares
  outstanding - diluted                        32,591          32,129          31,809         30,820           31,680
Cash dividends                             $     0.20      $     0.18      $     0.18      $    0.18       $     0.17
Stock price at year end                    $    15.75      $    14.50      $    10.25      $   12.75       $    14.25
Book value                                 $     4.94      $     4.48      $     3.99      $    3.90       $     4.59
----------------------------------------   ----------      ----------      ----------      ----------      ----------
SUMMARY OF FINANCIAL POSITION:
Working capital                            $  235,247      $  233,789      $  192,990      $ 331,663       $  281,788
Total assets                               $  717,768      $  712,563      $  679,501      $ 857,803       $  868,560
Long-term debt                             $  150,000      $  182,550      $  167,549      $ 323,308       $  248,427
Mandatorily redeemable preferred
  securities                               $  132,000      $        -      $        -      $       -       $        -
Shareholders' equity                       $  161,126      $  259,301      $  242,400      $ 235,271       $  256,176
----------------------------------------   ----------      ----------      ----------      ----------      ----------
SELECTED RATIOS:
Gross margin as a percent of net sales          10.6%           10.2%            9.9%           9.0%             9.7%
Selling, general and administrative
  expenses as a percent of net sales             7.8%            7.5%            7.7%           7.6%             6.9%
Average receivable days sales
  outstanding(3)                                34.7            33.4            36.1           37.7             35.9
Average inventory turnover                       9.8             9.9             8.9            8.3              8.8
Return on average total equity(4)                7.3%            9.7%            5.4%          (4.6%)            3.7%
Return on average total equity(5)                9.6%            9.7%            5.4%          (4.6%)            3.7%
Current ratio                                    1.9             1.9             1.7            2.1              1.8
Capitalization ratio(3)(4)                      43.4%           53.0%           54.8%          61.9%            49.2%
Capitalization ratio(3)(5)                      68.9%           53.0%           54.8%          61.9%            49.2%

(1) IN 1994, THE COMPANY ACQUIRED STUART MEDICAL, INC. AND EMERY MEDICAL SUPPLY INC. THESE BUSINESS COMBINATIONS WERE ACCOUNTED FOR AS PURCHASES.
(2) IN 1998, THE COMPANY INCURRED $11.2 MILLION, OR $6.6 MILLION AFTER TAXES, OF NONRECURRING RESTRUCTURING EXPENSES RELATED TO THE CANCELLATION OF ITS MEDICAL/SURGICAL DISTRIBUTION CONTRACT WITH COLUMBIA/HCA HEALTHCARE CORPORATION. THE COMPANY INCURRED $16.7 MILLION AND $29.6 MILLION, OR $10.3 MILLION AND $17.9 MILLION AFTER TAXES, IN 1995 AND 1994 OF NONRECURRING RESTRUCTURING EXPENSES RELATED TO ITS RESTRUCTURING PLANS DEVELOPED IN CONJUNCTION WITH ITS COMBINATION WITH STUART MEDICAL, INC.
(3) EXCLUDES IMPACT OF OFF BALANCE SHEET RECEIVABLES SECURITIZATION AGREEMENT. SEE NOTE 6 TO CONSOLIDATED FINANCIAL STATEMENTS.
(4) INCLUDES MANDATORILY REDEEMABLE PREFERRED SECURITIES AS EQUITY.
(5) INCLUDES MANDATORILY REDEEMABLE PREFERRED SECURITIES AS DEBT.

Analysis of Operations
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Owens and Minor, Inc. and subsidiaries (O&M or the company) is the largest distributor of branded medical and surgical supplies in the United States.The company was incorporated in Virginia on December 7, 1926, as a successor to a partnership founded in Richmond, Virginia in 1882. In 1998, the company reported net sales of $3.1 billion and net income of $26.8 million, excluding restructuring.

                                    [CHART]
Net Sales
(Billions)

98     $3.08
97     $3.12
96     $3.02
95     $2.98
94     $2.40

   O&M distributes approximately 140,000 finished medical and surgical products produced by approximately 1,200 suppliers to approximately 4,000 customers nationwide. The company's customers are primarily acute care hospitals and hospital-based systems, which account for more than 90% of O&M's net sales. Other customers include alternate care facilities such as nursing homes, clinics, surgery centers, rehabilitation facilities, physicians' offices and home healthcare. The company serves a number of large healthcare networks and major buying groups that represent independently owned member hospitals. Most of O&M's sales consist of disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.
   O&M has significantly expanded and strengthened its national presence over the last five years through both internal growth and acquisitions. In May 1994, the company acquired Stuart Medical, Inc., then the third largest distributor of medical and surgical supplies in the United States with 1993 net sales of approximately $890.5 million.

1998 Financial Results
In 1998, O&M earned net income of $20.1 million, or $0.56 per diluted common share, compared with $24.3 million, or $0.60 per diluted common share, in 1997. Net income was reduced by the impact of a nonrecurring restructuring charge of $11.2 million, or $6.6 million after taxes, that the company recorded in the second quarter of 1998 to reflect its plan to downsize warehouse operations as a result of the cancelled Columbia Healthcare Corporation (Columbia/HCA) contract. Excluding the restructuring charge, net income for 1998 would have been $26.8 million or $0.75 per diluted common share. Gross margin improved to 10.6% of sales from 10.2% in 1997 as a result of the continued success of the company's supply chain initiatives. This improvement was partially offset by an increase in selling, general and administrative (SG&A) expenses as a result of increased information technology spending, which included expenses to prepare computer systems for the Year 2000 (Y2K).

Financial Condition, Liquidity and Capital Resources
Liquidity. O&M's liquidity improved in 1998 in comparison to 1997. Outstanding financing (excluding the impact of the off balance sheet accounts receivable securitization) was reduced by approximately $67.6 million to $225.0 million at December 31, 1998, from $292.6 million at December 31, 1997. The reduction was due to improvements in cash flow from operations as discussed below.
   In May 1998, Owens & Minor Trust I (Trust), a business trust sponsored and wholly owned by the company, issued Mandatorily Redeemable Preferred Securities (Securities) and used the proceeds to repurchase all of its outstanding Series B Cumulative Preferred Stock. These transactions reduced the company's net cost of capital in 1998.
   The capitalization ratio at December 31, 1998, including the Securities as equity and excluding the effect of the accounts receivable securitization, was 43.4% compared with 53.0% at December 31, 1997. This improvement was primarily the result of the reduction in outstanding financing.
   The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 1998, O&M had approximately $225.0 million of unused credit under its revolving credit facility and $43.4 million under its receivables financing facility.

Working Capital Management. In 1998, the company's working capital increased slightly compared with 1997. O&M's accounts receivable days sales outstanding (excluding the impact of the accounts receivable securitization) increased to
34.7 at December 31, 1998 compared with 33.4 at December 31, 1997 and inventory turnover decreased to 9.8 times in 1998 compared with 9.9 times in 1997. These changes were driven in part by the reduction in the sales base during the second half of the year as sales to Columbia/HCA declined.

Capital Expenditures. Capital expenditures were approximately $12.6 million in 1998, of which approximately $10.2 million was for computer hardware and software, including $3.2 million for system upgrades to prepare for Year 2000. The company expects to continue to invest in technology, including system upgrades, as the most cost-effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

Industry Overview
Distributors of medical and surgical supplies provide a wide variety of medical and surgical products to healthcare providers, including hospitals and hospital-based systems, integrated healthcare networks (IHNs) and alternate care providers. The medical/surgical supply distribution industry has experienced growth in recent years due to the aging population and emerging medical technology resulting in new healthcare procedures and products. Healthcare providers have consolidated to form larger and more sophisticated entities that are increasingly seeking lower procurement costs and sophisticated inventory management from their preferred suppliers and distributors. Over the years, major acute care hospitals have aligned with or acquired outpatient and long-term care facilities to form IHNs, and forged partnerships with national medical and surgical supply distributors to manage the supply procurement and distribution needs of their entire network. The traditional role of a distributor involving warehousing and delivering medical and surgical supplies to a customer has evolved into the role of assisting their partners to manage the entire supply chain. O&M expects that further consolidation in the medical/surgical supply distribution industry will continue due to the competitive advantages enjoyed by larger distributors.

Business Strategy
O&M is committed to enhancing its long-term growth prospects by providing customers and suppliers with the most responsive, efficient and cost-effective distribution system for the delivery of medical and surgical products and services. To meet this commitment, the company has implemented the following strategy:

(i) Follow and support patient care. Using technological tools and leveraging its broad distribution network, O&M helps its customers align business functions, standardize products and reduce costs. The company has benefited from the ongoing consolidation of the hospital market because of its strong association with national healthcare networks and group purchasing organizations. Its strong partnership with IHNs allows O&M to extend its acute care supply distribution expertise to the alternate care market - by following the patient migration beyond the acute care setting.

(ii) Convert information into knowledge, then profits. O&M has created a valuable database of information gathered from its relationships with customers and suppliers as well as from its internal activities. The company converts this information into customized knowledge to help its customers reduce costs and make knowledgeable, well-supported business decisions. O&M has developed innovative services which are discussed further below that provide customers the resources to develop the best supply chain solutions for their distribution and inventory management challenges.

(iii) Maintain the highest quality of service and operational excellence. The company maintains its high-quality and efficient distribution services by providing customers with local sales and service support and industry-leading supply chain logistics management. The company continually strives to achieve 100% customer satisfaction in picking, billing, sales, delivery and customer service functions, with the ultimate goal of providing the most efficient distribution network for getting medical and surgical supplies to the patient.

--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Customers
The company markets its distribution services to approximately 4,000 healthcare providers, including hospitals, IHNs and alternate care providers. O&M contracts with these providers directly and through national healthcare networks (Networks) and group purchasing organizations (GPOs).

National Healthcare Networks and Group Purchasing Organizations. Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Networks and GPOs cannot ensure that members will purchase their supplies from a given supplier.
   Since 1985, O&M has been a distributor for VHA, Inc. (VHA), a nationwide network that comprises nearly a quarter of the nation's community hospitals. On January 1, 1998, VHA and University HealthSystem Consortium Services Corp. (UHCSC), an alliance of academic medical centers, created Novation, a new supply company that serves VHA and UHCSC health care organizations. O&M currently serves VHA and UHCSC under separate contracts. Sales to VHA members represented approximately 41% of O&M's net sales in 1998, and sales to UHCSC accounted for 7% of net sales.

Integrated Healthcare Networks. An IHN is an organization composed of several healthcare facilities that jointly offer a variety of healthcare services in a given market. An IHN is typically a network of different types of healthcare providers that seeks to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital, O&M's traditional customer, as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers' shared economic interests create strong incentives for participation in distribution contracts established at the system level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M's enhanced inventory management and other value-added services.
   Until 1998, O&M was the primary distributor for Columbia/HCA, one of the company's largest customers. In May 1998, Columbia/HCA cancelled its medical/surgical supply contract. Columbia/HCA substantially reduced purchases from the company, beginning the third quarter of 1998. In 1998 and 1997, approximately 9 percent and 11 percent of O&M's net sales were to Columbia/HCA facilities.
   O&M has made substantial progress in replacing the lost sales from the Columbia/HCA contract cancellation, including entering into an exclusive, eight-year medical/surgical supply distribution agreement with Tenet Healthcare, the second largest for-profit hospital chain in the nation. In addition to being a sole supplier to Tenet's 130 acute care hospitals, O&M will provide distribution services to Tenet's BuyPower Purchasing Program. One of the nation's leading GPOs, BuyPower provides national contracting through its approximately 330 acute care hospitals, 530 associated facilities and 2,500 affiliated members. The Tenet contract represents all new business for the company. In addition, O&M has entered into contracts with a number of other new customers and has renewed contracts with existing customers.

Individual Providers. In addition to contracting with healthcare providers at the IHN level and through Networks and GPOs, O&M contracts directly with healthcare providers. In 1998, not-for-profit hospitals represented a majority of these facilities.

Suppliers
O&M believes its size and longstanding relationships enable it to obtain attractive terms and incentives from suppliers and contribute significantly to its gross margin. The company has well-established relationships with virtually all of the major suppliers of medical and surgical supplies. Approximately 18% and 20% of O&M's net sales in 1998 and 1997 were sales of Johnson & Johnson Hospital Services, Inc. products. Approximately 12% of the company's net sales in 1998 were sales of products of the subsidiaries of Tyco International.

Distribution
O&M employs a decentralized approach to sales and customer service through its 38 distribution centers, strategically located to serve customers in 50 states and the District of Columbia. These distribution centers generally serve hospitals and other customers within, on average, a 100-to-150-mile radius. O&M delivers most medical and surgical supplies with a fleet of leased trucks. Contract carriers and parcel services are used to transport all other medical and surgical supplies.

Competition
The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M; Allegiance Corp., which merged with Cardinal Health, Inc. in early 1999; and McKesson General Medical Corp., a subsidiary of McKesson HBOC, Inc. The industry also includes Bergen Brunswig Medical Corp., a wholly owned subsidiary of Bergen Brunswig Corp.; smaller national distributors of medical and surgical supplies; and a number of regional and local distributors.

   Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, and the ability to meet special customer requirements. O&M believes its decentralized and customer-focused approach to distribution of medical/surgical supplies enables it to effectively compete with both larger and smaller distributors by being located near the customer and offering a high level of customer service. Further consolidation of medical/surgical supply distributors is expected to continue through the purchase of smaller distributors by larger companies as a result of competitive pressures in the market place.


Asset Management
O&M aims to provide the highest quality of service in the medical/surgical supply distribution industry by focusing on providing suppliers and customers with local sales and service support and the most responsive, efficient and cost-effective distribution of medical and surgical products. The company draws on technology to provide a broad range of value-added services to control inventory and accounts receivable.

Inventory. Due to O&M's significant investment in inventory to meet the rapid delivery requirements of its customers, efficient asset management is essential to the company's profitability. The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on distributors and healthcare providers to create more efficient inventory management systems.
   O&M has responded to these ongoing changes by developing its inventory forecasting capabilities, client/server warehouse management system, its product standardization and consolidation initiative, and its continuous inventory replenishment process (CRP). CRP allows the company's suppliers to monitor daily sales and inventory levels electronically so they can automatically and accurately replenish O&M's inventory. These and other services have enabled the company to reduce its inventory of finished medical and surgical products to approximately 140,000 stock keeping units (SKUs) in 1998 from approximately 250,000 in 1996. During the same period, O&M was able to reduce the number of suppliers with which it conducts business to approximately 1,200 from 3,000.

Accounts Receivable. The company's credit practices are consistent with those of other medical/surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and does not believe that credit risk associated with accounts receivable poses a significant risk to its results of operations.

Information Technology
In November 1998, O&M signed a 10-year agreement to outsource its information technology (IT) operations and procure strategic application development services.
   The company makes major investments each year in

--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

IT to improve operational efficiency and support supply chain management initiatives with customers and suppliers. In 1998, O&M's capital expenditures included approximately $10.2 million for computer hardware and software. These ongoing investments have been successful in electronically linking O&M with its customers and suppliers for efficient purchasing, invoicing, funds transfer and contract pricing.

   Computer-to-computer transfer of data significantly reduces paperwork and manual processes and is a key contributor to O&M's operational efficiency. Recognizing that the Internet is reshaping the way business is transacted electronically, O&M is planning an even greater emphasis on the deployment of Internet-based applications, including electronic data interchange (EDI), online product information, decision support systems and direct ordering.

   In 1998, the company made major investments in a new client/server warehouse management system for its distribution centers. Approximately half of the distribution centers received the new system in 1998, with the remainder to follow in 1999. The new system provides O&M with modern, paperless systems for its physical distribution operations. This enables the company to standardize warehousing best practices and enhance operational efficiency.

Sales and Marketing
    O&M's sales and marketing force is organized on a decentralized basis in order to provide individualized services to customers by giving the local sales force at each distribution center the discretion to respond to customers' needs quickly and efficiently. The sales and marketing force consists of approximately 200 locally based sales personnel. The company, with the support of its suppliers, provides comprehensive training programs for its sales and marketing force to sharpen customer service skills.
   The company employs an integrated marketing strategy, offering logistics, asset management, information management and product mix management products and services to customers. Leading technology services offered by the company include:

o Decision Support System (DSS). DSS enables the company to compile and customize account-specific information for its customers, so that they can make better, well-supported business decisions. Through its distribution activities, O&M collects and stores a wealth of information about its customers' product usage, ordering and pricing patterns. O&M makes this information available to its customers electronically, allowing them to compare product usage, ordering and pricing for each of the facilities within an IHN. Using this information, a customer can standardize facilities on the right products at the lowest cost. In 1999, O&M intends to make its DSS capabilities more widely accessible to customers and suppliers through the Internet, using WISDOM, the company's new decision support tool.

o CostTrack SCM. CostTrack SCM is a supply chain management approach based on activity-based costing that allows management to identify the cost drivers in specific distribution activities, giving customers the information they need to reduce costs.

o Focus On Consolidation, Utilization & Standardization (FOCUS). The FOCUS program drives product standardization and consolidation that increases the volume of purchases from O&M's most efficient suppliers and provides operational benefits for its customers. By increasing the volume of purchases from its most efficient suppliers, O&M reduces operational costs for its customers, its suppliers and itself. To qualify as a FOCUS partner, O&M requires participating suppliers to satisfy minimum requirements, such as automated purchasing, exceeding minimum fill rates and offering a flexible returned goods policy.

o Continuous Replenishment Program (CRP). Utilizing computer-to-computer interfaces, this initiative allows suppliers to monitor daily sales and inventory levels so that they can automatically and accurately replenish O&M's inventory.

o PANDAC(R). The PANDAC(R) wound closure management system provides customers with an evaluation of their current wound closure inventories and usage levels in order to reduce costs for wound closure products. The company guarantees its customers that PANDAC(R) will generate a minimum of 5% savings in total wound closure inventory expenditures during its first year of use.

Results of Operations
The following table presents the company's consolidated statements of income on a percentage of net sales basis:

--------------------------------------------------------------------------------
Year ended December 31,                1998          1997           1996
--------------------------------------------------------------------------------
Net sales                             100.0%        100.0%         100.0%
Cost of goods sold                     89.4          89.8           90.1
--------------------------------------------------------------------------------
Gross margin                           10.6          10.2            9.9
--------------------------------------------------------------------------------
Selling, general and
  administrative expenses               7.8           7.5            7.7
Depreciation and
  amortization                          0.6           0.6            0.5
Interest expense, net                   0.5           0.5            0.7
Discount on accounts
  receivable securitization             0.1           0.2            0.2
Distributions on mandatorily
  redeemable preferred
  securities                            0.1             -              -
Nonrecurring restructuring
  expenses                              0.4             -              -
--------------------------------------------------------------------------------
Total expenses                          9.5           8.8            9.1
--------------------------------------------------------------------------------
Income before income taxes              1.1           1.4            0.8
Income tax provision                    0.4           0.6            0.4
--------------------------------------------------------------------------------
Net income                              0.7%          0.8%           0.4%
--------------------------------------------------------------------------------

Net sales. Net sales declined slightly by 1.1% to $3.08 billion during the year ended December 31, 1998, from $3.12 billion in 1997, and decreased 10.9% to $717 million for the fourth quarter of 1998 from $805 million for the fourth quarter of 1997. The reduction in net sales was due to the unanticipated mid-year cancellation of Columbia/HCA's distribution contract, which mostly affected fourth-quarter results. Net sales increased 3.2% to $3.12 billion for the year ended December 31, 1997, from $3.02 billion for the year ended December 31, 1996, and increased 6.8% to $805 million for the fourth quarter of 1997 from $754 million for the fourth quarter of 1996. The increase was the result of both increased sales to existing customers and new customer contracts.

Gross margin. Gross margin as a percentage of net sales increased to 10.6% in 1998 compared with 10.2% in 1997 and 9.9% in 1996. Gross margin as a percentage of sales increased to 11.3% for the fourth quarter of 1998 from 10.5% in the fourth quarter of 1997 and 10.0% in the fourth quarter of 1996. This improvement reflects the company's continued emphasis on supply chain initiatives with key suppliers. The improvement in the fourth quarter of 1998 was also impacted by the reduction in sales to Columbia/HCA as the benefits of certain supply chain initiatives were recognized over a lower sales base. The 1997 result includes a $1.5 million increase in the annual LIFO (last-in, first-out) provision compared with 1996. The lower charge in 1996 resulted from reductions in inventory levels and modest inflation.

                                    [CHART]
Gross Margin % vs. SG&A % of Net Sales

              Gross Margin %
94                 2.8%
95                 1.4%
96                 2.2%
97                 2.7%
98                 2.8%

Selling,   general   and   administrative   expenses.   Selling,   general   and
administrative (SG&A) expenses as a percentage of net sales increased to 7.8% in 1998 compared with 7.5% in 1997 and 7.7% in 1996. The increase in 1998 was partially the result of increased information technology spending, including $3.6 million of expenses to address Y2K computer issues, compared with $2.1 million in 1997. The favorable comparison between 1997 and 1996 resulted from a number of cost-saving initiatives, including the reduction of more than 100 full-time equivalent (FTE) employees. The increase in SG&A expenses as a percentage of net sales to 8.2% in the fourth quarter of 1998 from 7.7% in the fourth quarter of 1997 was impacted by the reduction of sales to Columbia/HCA.

Depreciation and amortization. Depreciation and amortization increased by 3.4% in 1998 to $18.3 million, compared with $17.7 million in 1997 and $16.1 million in 1996. This increase was due primarily to the company's continued investment in IT, including capital spending in 1998 for systems upgrades of $3.2 million associated with Y2K compliance. O&M anticipates similar increases in depreciation and amortization in 1999 associated with additional capital investment in IT.

--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries


Net  interest  expense  and  discount  on  accounts  receivable   securitization
(financing costs). Financing costs, net of finance charge income, totaled $18.7 million in 1998, compared with $22.3 million in 1997 and $25.5 million in 1996. Finance charge income, which represents payments from customers for past due balances on their accounts, decreased to $3.0 million in 1998 from $3.1 million in 1997 and $4.7 million in 1996. The lower financing costs were due to improved cash flow from operations, which enabled the company to reduce borrowings in both 1998 and 1997 compared with the prior-year periods, as well as lower effective interest rates in both 1998 and 1997 compared with the prior-year periods. O&M reduced outstanding debt, excluding the impact of the accounts receivable securitization, to $225.0 million in 1998 from $292.6 million in 1997 and from $293.5 million in 1996. Included in cash flow from operations in 1998 was a $15.9 million refund of federal income tax resulting from a tax method change. Beginning with the tax year ended December 31, 1997, the company received permission from the Internal Revenue Service to change its method of accounting for last-in, first-out inventory. This refund resulted in an increase in the current deferred tax liability and had no effect on the total income tax provision for 1998. O&M expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

Distributions on mandatorily redeemable preferred securities and dividends on preferred stock. In May 1998, the Trust issued $132 million of the Securities. The company applied substantially all of the net proceeds to repurchase and retire all of its Series B Cumulative Preferred Stock at its par value. The effect of this transaction was to reduce the overall cost of capital of the company. The after-tax combined cost of the Securities and the dividend on preferred stock was $4.5 million in 1998, compared to the total dividends on preferred stock of $5.2 million in 1997 and 1996.

Nonrecurring restructuring expenses. In the second quarter 1998, as a result of the Columbia/HCA contract termination, the company recorded a nonrecurring restructuring charge of $11.2 million, or $6.6 million after taxes, to downsize warehouse operations. As of December 31, 1998, $2.0 million had been charged against this liability.

Income taxes. The company had an income tax provision of $14.6 million in 1998, compared with $17.6 million in 1997 and $10.1 million in 1996. O&M's effective tax rate was 42.0% in 1998, compared with 42.0% and 43.9% in 1997 and 1996. The 1998 effective tax rate remained consistent with the 1997 effective tax rate as the decrease in income before taxes, which increased the impact of nondeductible goodwill, was offset by the increase in the impact of nontaxable income. The decline in the effective tax rate for 1997 compared with 1996 was due to increased income before taxes reducing the impact of nondeductible goodwill amortization.

                                    [CHART]
Financing                         Outstanding           Financing
(Millions)                         Financing              Costs

94                                   248.4                 10.2
95                                   382.6                 26.2
96                                   293.5                 25.5
97                                   292.6                 22.3
98                                   225.0                 18.7


Net income. Net income decreased $4.2 million or 17.2% in 1998 compared to 1997 and increased $11.4 million or 87.6% in 1997 compared to 1996. The decrease in 1998 was due to the impact of the restructuring charge discussed above. Excluding the effect of the restructuring charge, 1998 net income increased 10.0% to $26.8 million and net income per diluted common share increased to $0.75 compared to $0.60 in 1997 and $0.25 in 1996. Net income for the fourth quarter decreased $0.5 million or 6.4% in 1998 compared to 1997 and increased $2.3 million or 48.5% in 1997 compared to 1996. The decrease in net income in the fourth quarter of 1998 compared to the fourth quarter of 1997 was a result of the reduction in sales from the cancelled Columbia/HCA contract discussed above. The increase in 1997 compared to 1996 was a result of improvements discussed above in gross margin and financing costs, and previously
described   improvements   in  SG&A  expenses.   Excluding  the  effect  of  the
restructuring charge, 1998 net income attributable to common stock increased to $24.9 million or by 29.8% compared to 1997, due to the positive effect of the issuance of the Securities and the retirement of the Series B Cumulative
Preferred Stock. Although the trend, excluding the effect of the restructuring charge, has been favorable and the company continues to pursue initiatives to improve profitability, the future impact on net income cannot be assured.

Other Matters
Regulation. The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M's distribution centers is licensed to distribute medical and surgical supplies as well as certain pharmaceutical and related products. The company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Drug Enforcement Agency, the Occupational Safety and Health Administration, state boards of pharmacy and, in certain areas, state boards of health. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

Employees.   As of December 31, 1998, O&M employed approximately 2,660 people.

                                    [CHART]
Full-Time Equivalent Employees

98       2,898
97       3,319
96       3,425
95       4,197
94       3,624


Properties. O&M's corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in leased facilities. The company owns two undeveloped parcels of land adjacent to its corporate headquarters. The company leases offices and warehouses for its 38 distribution centers across the United States. In 1999, the company plans to make adjustments in the capacity of several facilities to meet current and anticipated business needs. The company believes that its facilities are adequate to carry on its business as currently conducted. All of O&M's distribution centers are leased from unaffiliated third parties. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Readiness for Year 2000. The Year 2000 (Y2K) issue is the result of computer programs being written using two-digit, rather than four-digit, year dates. O&M's computer hardware, software and devices with embedded technology that are time-sensitive may recognize a date code using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.
   The company has divided its Y2K efforts into three main areas:
o  computer hardware and software;
o other systems and equipment, such as telephone equipment, scanning equipment and alarm systems; and
o  suppliers and customers.

Computer Hardware and Software. In 1997, O&M completed its assessment of its computer hardware and software, and developed a strategy of remediation. This strategy includes retirement of outdated software and replacement or repair of the remaining software and hardware. The company began repair and replacement efforts in 1997, and expects they will be substantially complete by mid-1999, prior to any currently anticipated impact on its computer hardware and software.

Testing of repairs is expected to be substantially complete in the third quarter of 1999, but will continue through the end of the year. O&M estimates that, as of December 31, 1998, it had completed approximately 95% of the repair, 40% of replacement, and 35% of the testing that it believes will be necessary to fully address potential Y2K issues relating to its computer hardware and software.

Other Systems and Equipment. The company has completed an inventory and assessment of non-computer related systems and equipment at its operating divisions and a similar inventory and assessment at its corporate offices. O&M believes that the impact on operations of potential noncompliance for these systems and equipment would be minimal. In 1998, the company started a program of replacement and repair of non-compliant systems and equipment, and expects this effort to be complete by late 1999.

Suppliers and Customers. O&M has contacted its significant suppliers to determine the extent to which the company is vulnerable to the suppliers' failure to remediate their Y2K compliance issues. Of the suppliers representing approximately 90% of O&M's sales, 89% have responded, and, of those responding, 93% have indicated that they have either remedied their Y2K compliance issues, or plan to do so before the end of 1999.

   In 1998, the company also contacted its largest customers to determine their level of Y2K readiness. Many customers have not yet responded to these inquiries or have not responded with sufficient detail for O&M to determine whether they will be Y2K compliant on a timely basis. The company is continuing its efforts to ascertain the readiness of its customers, but since this readiness cannot be assured, O&M is in the process of developing contingency plans to address the most likely risks of non-compliance.

   The company estimates the cost of its Y2K remediation efforts will total approximately $9.7 million of operating expenses and $6.7 million of capital expenditures. These expenditures will be funded from operating cash flows. Through December 31, 1998, O&M had incurred approximately $5.7 million of expenses and $3.8 million of capital spending related to its Y2K efforts of which $3.6 million and $3.2 million were incurred in 1998. For 1999, the company expects to incur approximately $4.0 million of expenses and $2.9 million of capital spending. Other information technology efforts have not been significantly delayed by Y2K initiatives.

   O&M is working on, but has not yet completed, an analysis of the operational problems and costs that would be reasonably likely to result from the failure by the company and certain third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. The company is currently determining its most reasonably likely worst-case scenario and will be developing contingency plans to address this scenario. O&M plans to complete its analysis and contingency planning by late 1999.

   O&M believes the Y2K issue will not pose significant operational problems for the company. However, if all Y2K issues are not properly identified or if assessment, remediation and testing are not completed on a timely basis, there can be no assurance that the Y2K issue will not have a material adverse impact on the company's results of operations or adversely affect its relationships with customers, suppliers or others. Additionally, there can be no assurance that Y2K non-compliance by other entities will not have a material adverse impact on the company's systems or results of operations.

   The costs of O&M's Y2K efforts and the dates on which the company believes it will complete these efforts are based upon management's current estimates. These estimates used numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal years beginning after June 15, 1999. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the company's financial condition or results of operations.

Risks. The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, and changes in the way medical and surgical services are delivered to patients.

Market Risk. O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

   The company is exposed to market risk relating to changes in interest rates. To manage this risk, O&M uses interest rate swaps to modify the company's exposure to interest rate movements and reduce borrowing costs. The company enters into these derivative transactions pursuant to its policies in areas such as counterparty exposure and hedging practices. O&M's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to London Interbank Offered Rate (LIBOR). The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M's exposure is not significant and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

   The company is exposed to market risk from changes in interest rates related to its interest rate swaps. Interest expense is subject to change as a result of movements in interest rates. As of December 31, 1998, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate and $75 million of interest rate swaps on which the company pays a fixed rate and receives a variable rate based on LIBOR. A hypothetical increase in interest rates of 10%, or 50 basis points, would result in a potential reduction in future pre-tax earnings of approximately $0.5 million per year in connection with the $100 million swaps and an increase in future pre-tax earnings of approximately $0.4 million per year in connection with the $75 million swaps.

Forward-Looking  Statements.  Certain  statements in this discussion  constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles, outcome of outstanding litigation, readiness for year 2000 and changes in government regulations. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Consolidated Statements of Income
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)


Year ended December 31,                                                1998              1997               1996
==============================================================   ===============   ================   ================
Net sales                                                          $ 3,082,119       $  3,116,798       $  3,019,003
Cost of goods sold                                                   2,755,158          2,800,044          2,720,613
--------------------------------------------------------------     -----------       ------------       ------------
Gross margin                                                           326,961            316,754            298,390
--------------------------------------------------------------     -----------       ------------       ------------
Selling, general and administrative expenses                           239,543            234,872            233,704
Depreciation and amortization                                           18,270             17,664             16,098
Interest expense, net                                                   14,066             15,703             18,954
Discount on accounts receivable securitization                           4,655              6,584              6,521
Distributions on mandatorily redeemable preferred securities             4,494                  -                  -
Nonrecurring restructuring expenses                                     11,200                  -                  -
--------------------------------------------------------------     -----------       ------------       ------------
Total expenses                                                         292,228            274,823            275,277
--------------------------------------------------------------     -----------       ------------       ------------
Income before income taxes                                              34,733             41,931             23,113
Income tax provision                                                    14,588             17,611             10,148
--------------------------------------------------------------     -----------       ------------       ------------
Net income                                                              20,145             24,320             12,965
Dividends on preferred stock                                             1,898              5,175              5,175
--------------------------------------------------------------     -----------       ------------       ------------
Net income attributable to common stock                            $    18,247       $     19,145       $      7,790
--------------------------------------------------------------     -----------       ------------       ------------
Net income per common share - basic                                $      0.56       $       0.60       $       0.25
--------------------------------------------------------------     -----------       ------------       ------------
Net income per common share - diluted                              $      0.56       $       0.60       $       0.25
--------------------------------------------------------------     -----------       ------------       ------------
Cash dividends per common share                                    $      0.20       $       0.18       $       0.18

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)


December 31,                                                                  1998          1997
=======================================================================   ===========   ============
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $    546      $     583
  Accounts and notes receivable, net                                        213,765        187,878
  Merchandise inventories                                                   275,094        285,529
  Other current assets                                                       14,816         25,274
-----------------------------------------------------------------------    --------      ---------
  TOTAL CURRENT ASSETS                                                      504,221        499,264
Property and equipment, net                                                  25,608         26,628
Goodwill, net                                                               158,276        162,821
Other assets, net                                                            29,663         23,850
-----------------------------------------------------------------------    --------      ---------
  TOTAL ASSETS                                                             $717,768      $ 712,563
-----------------------------------------------------------------------    --------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                         $206,251      $ 224,072
  Accrued payroll and related liabilities                                     8,974          7,840
  Other accrued liabilities                                                  53,749         33,563
-----------------------------------------------------------------------    --------      ---------
  TOTAL CURRENT LIABILITIES                                                 268,974        265,475
Long-term debt                                                              150,000        182,550
Accrued pension and retirement plans                                          5,668          5,237
-----------------------------------------------------------------------    --------      ---------
  TOTAL LIABILITIES                                                         424,642        453,262
-----------------------------------------------------------------------    --------      ---------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of
  Owens & Minor, Inc.                                                       132,000              -
-----------------------------------------------------------------------    --------      ---------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $100 per share; authorized-10,000 shares
   Series A; Participating Cumulative Preferred Stock; none issued                -              -
   Series B; Cumulative Preferred Stock; 4.5%, convertible; issued and
     outstanding - none and 1,150 shares                                          -        115,000
  Common stock, par value $2 per share; authorized-200,000 shares;
   issued and outstanding - 32,618 shares and 32,213 shares                  65,236         64,426
  Paid-in capital                                                            12,280          8,005
  Retained earnings                                                          83,610         71,870
-----------------------------------------------------------------------    --------      ---------
  TOTAL SHAREHOLDERS' EQUITY                                                161,126        259,301
-----------------------------------------------------------------------    --------      ---------
Commitments and contingencies
-----------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $717,768      $ 712,563
=======================================================================    ========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS)


Year ended December 31,                                                   1998            1997             1996
==================================================================   =============   ==============   =============
OPERATING ACTIVITIES
Net income                                                            $   20,145       $ 24,320        $   12,965
Adjustments to reconcile net income to cash provided by operating activities
  Depreciation and amortization                                           18,270         17,664            16,098
  Nonrecurring restructuring provision                                    11,200              -                 -
  Deferred income taxes                                                   22,737               (3)          2,406
  Provision for LIFO reserve                                               1,536          2,414               908
  Provision for losses on accounts and notes receivable                      496            268               838
  Changes in operating assets and liabilities:
   Accounts and notes receivable                                         (26,383)       (40,903)          117,157
   Merchandise inventories                                                 8,899         (6,104)           43,633
   Accounts payable                                                      (23,375)         4,714            (9,670)
   Net change in other current assets and current liabilities               (651)         4,614             2,619
  Other, net                                                                (389)         1,038             1,178
------------------------------------------------------------------    ----------       ----------      ----------
CASH PROVIDED BY OPERATING ACTIVITIES                                     32,485          8,022           188,132
------------------------------------------------------------------    ----------       ----------      ----------
INVESTING ACTIVITIES
Additions to property and equipment                                       (8,053)        (7,495)           (6,242)
Additions to computer software                                            (4,556)        (4,472)           (6,985)
Proceeds from sale of property and equipment                                 160          1,851             6,865
------------------------------------------------------------------    ----------       ----------      ----------
CASH USED FOR INVESTING ACTIVITIES                                       (12,449)       (10,116)           (6,362)
------------------------------------------------------------------    ----------       ----------      ----------
FINANCING ACTIVITIES
Net proceeds from issuance of mandatorily redeemable
  preferred securities                                                   127,268              -                 -
Repurchase of preferred stock                                           (115,000)             -                 -
Additions to long-term debt                                                    -         26,026           150,000
Reductions of long-term debt                                             (32,550)       (11,049)         (314,877)
Other short-term financing, net                                            5,554         (4,679)           (7,341)
Cash dividends paid                                                       (9,268)       (10,950)          (10,868)
Proceeds from exercise of stock options                                    3,923          2,586             1,844
------------------------------------------------------------------    ----------       ----------      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                         (20,073)         1,934          (181,242)
------------------------------------------------------------------    ----------       ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (37)          (160)              528
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               583            743               215
------------------------------------------------------------------    ----------       ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $      546       $    583        $      743
==================================================================    ==========       ==========      ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Consolidated Statements of Changes in Shareholders' Equity
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS)


                                        Preferred                         Common
                                          Shares        Preferred         Shares        Common       Paid-in       Retained
                                       Outstanding        Stock        Outstanding       Stock       Capital       Earnings
                                      =============   =============   =============   ==========   ===========   ===========
Balance December 31, 1995                  1,150       $  115,000        30,862        $61,724       $ 2,144      $ 56,403
Net income                                     -                -             -              -             -        12,965
Common stock cash dividends(1)                 -                -             -              -             -        (5,693)
Preferred stock cash dividends(1)              -                -             -              -             -        (5,175)
Exercise of stock options                      -                -           206            412         1,432             -
Convertible debt conversion                    -                -           867          1,734         1,766             -
Other                                          -                -           (28)           (56)         (256)            -
-----------------------------------        -----       ----------        ------        -------       -------      --------
Balance December 31, 1996                  1,150          115,000        31,907         63,814         5,086        58,500
Net income                                     -                -             -              -             -        24,320
Common stock cash dividends(1)                 -                -             -              -             -        (5,775)
Preferred stock cash dividends(1)              -                -             -              -             -        (5,175)
Exercise of stock options                      -                -           303            606         2,902             -
Other                                          -                -             3              6            17             -
-----------------------------------        -----       ----------        ------        -------       -------      --------
Balance December 31, 1997                  1,150          115,000        32,213         64,426         8,005        71,870
Net income                                     -                -             -              -             -        20,145
Issuance of restricted stock                   -                -            64            128           832             -
Unearned compensation                          -                -             -              -          (657)            -
Common stock cash dividends(1)                 -                -             -              -             -        (6,507)
Preferred stock cash dividends(1)              -                -             -              -             -        (1,898)
Exercise of stock options                      -                -           333            666         3,978             -
Repurchase of preferred stock             (1,150)        (115,000)            -              -             -             -
Other                                          -                -             8             16           122             -
-----------------------------------       ------       ----------        ------        -------       -------      --------
BALANCE DECEMBER 31, 1998                      -       $        -        32,618        $65,236       $12,280      $ 83,610
===================================       ======       ==========        ======        =======       =======      ========

(1) Cash dividends were $0.20 per common share and $1.65 per preferred share in 1998. Cash dividends were $0.18 per common share and $4.50 per preferred share in 1997 and 1996.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION Owens & Minor, Inc. is the largest distributor of national name brand medical/ surgical supplies in the United States. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management assumptions and estimates that affect amounts reported. Actual results may differ from these estimates.


CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.


ACCOUNTS RECEIVABLE The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $6.3 million have been applied as a reduction of accounts receivable at December 31, 1998 and 1997.


MERCHANDISE INVENTORIES The company's merchandise inventories are valued on a last-in, first-out (LIFO) basis.


PROPERTY AND EQUIPMENT Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes on the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the terms of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to eight years for warehouse equipment and three to eight years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

GOODWILL Goodwill is amortized on a straight-line basis over 40 years from the dates of acquisition. As of December 31, 1998 and 1997, goodwill was $181.1 million and the related accumulated amortization was $22.8 million and $18.3 million, respectively. Based upon management's assessment of future cash flows of acquired businesses, the carrying value of goodwill at December 31, 1998 has not been impaired. The carrying value of goodwill could be impacted if estimated future cash flows are not achieved.


COMPUTER SOFTWARE The company develops and purchases software for internal use. Effective January 1, 1998, the company adopted the provisions of Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between 3 and 5 years. Computer software costs are included in other assets, net in the Consolidated Balance Sheets. Unamortized software at December 31, 1998 and 1997 was $10.2 million and $11.0 million. Depreciation and amortization expense includes $5.1 million, $4.6 million and $2.8 million of software amortization for the years ended December 31, 1998, 1997 and 1996.


REVENUE RECOGNITION Revenue from product sales is generally recognized at the time the product is shipped. Service revenue is recognized over the contractual period as the services are performed.


STOCK-BASED COMPENSATION The company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of Statement of Financial Accounting Standards No.
(SFAS) 123 are included in Note 8 to Consolidated Financial Statements.

DERIVATIVE FINANCIAL INSTRUMENTS The company enters into interest rate swaps and caps as part of its interest rate risk management strategy. These instruments are designated as hedges of interest-bearing liabilities and anticipated cash flows associated with off balance sheet financing. Net payments or receipts are accrued as interest payable or receivable and as interest expense or income. Fees related to these instruments are amortized over the life of the instrument. If the outstanding balance of the underlying liability were to drop below the notional amount of the swap or cap, the excess portion of the swap or cap would be marked to market, and the resulting gain or loss included in net income.

OPERATING SEGMENTS The company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective January 1, 1998. As defined in SFAS 131, the company operates in 34 operating segments. As each of these segments is substantially identical to the others in each of the five aggregation characteristics identified in the statement, these segments have been aggregated for purposes of financial statement disclosure.


NOTE 2 - NONRECURRING RESTRUCTURING EXPENSES
In the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $11.2 million related to the impact of the cancellation of its medical/ surgical distribution contract with Columbia/HCA Healthcare Corporation (Columbia/HCA). The restructuring plan includes reductions in warehouse space and in the number of employees in those divisions which had the highest volume of business with Columbia/HCA facilities. The following table sets forth the activity in the restructuring reserve through December 31, 1998:
(IN THOUSANDS)


                                                      BALANCE AT
                          RESTRUCTURING              DECEMBER 31,
                            PROVISION      CHARGES       1998
                        ================= ========= =============
Losses under lease
   commitments          $ 4,194           $  573    $3,621
Asset write-offs          3,968              505     3,463
Employee separations      2,497              848     1,649
Other                       541               33       508
----------------------- -------           ------    ------
Total                   $11,200           $1,959    $9,241

      Approximately 100 employees were terminated in 1998 in connection with the restructuring plan.


NOTE 3 - MERCHANDISE INVENTORIES
The company's merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $26.8 million and $25.3 million as of December 31, 1998 and 1997, respectively. During 1996, inventory quantities were reduced which resulted in a liquidation of LIFO inventory carried at lower costs prevailing in prior years as compared with the cost of 1996 purchases, the effect of which increased net income by approximately $1.2 million or $0.04 per diluted common share.


NOTE 4 - PROPERTY AND EQUIPMENT
The company's investment in property and equipment consists of the following:
(IN THOUSANDS)


December 31,                        1998          1997
=============================   ===========   ===========
Warehouse equipment             $23,138       $ 23,477
Computer equipment               25,888         22,729
Office and other equipment       11,368         11,198
Leasehold improvements            9,288          9,221
Land and improvements             1,738          1,503
-----------------------------   -------       --------
                                 71,420         68,128
Accumulated depreciation
   and amortization             (45,812)       (41,500)
-----------------------------   -------       --------
Property and equipment, net     $25,608       $ 26,628

      Depreciation and amortization expense for property and equipment in 1998, 1997 and 1996 was $8.6 million, $8.5 million and $8.7 million.


NOTE 5 - ACCOUNTS PAYABLE
Accounts payable balances were $206.3 million and $224.1 million as of December 31, 1998 and 1997, respectively, of which $164.5 million and $187.8 million, respectively, were trade accounts payable and $41.8 million and $36.3 million, respectively, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

NOTE 6 - FINANCIAL INSTRUMENTS
The company's long-term debt consists of the following:
(IN THOUSANDS)


December 31,                                                       1998                          1997
====================================================   =============================   ========================
                                                          CARRYING        ESTIMATED     Carrying     Estimated
                                                           AMOUNT        FAIR VALUE      Amount      Fair Value
                                                       ==============   ============   ==========   ===========
10.875% Senior Subordinated Notes, mature
  June 2006                                            $150,000         $162,000       $150,000     $168,750
Revolving Credit Facility with interest based on
  London Interbank Offered Rate (LIBOR) or Prime
  Rate, expires May 2001, credit limit of $225,000            -                -         32,550       32,550
----------------------------------------------------   --------         --------       --------     --------
Long-term debt                                         $150,000         $162,000       $182,550     $201,300

      In May 1996, the company issued $150.0 million of 10.875% Senior Subordinated 10-year notes (Notes), which mature on June 1, 2006. Interest on the Notes is payable semi-annually on June 1 and December 1. The Notes are redeemable, after June 1, 2001, at the company's option, subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all direct and indirect subsidiaries of the company, other than O&M Funding Corp. (OMF) and Owens & Minor Trust I.
      The Revolving Credit Facility expires in May 2001 with interest based on, at the company's discretion, LIBOR or the Prime Rate. The company is charged a commitment fee of between 0.15% and 0.25%, depending upon the company's capitalization ratio, on the unused portion of the Revolving Credit Facility. The terms of the Revolving Credit Facility limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of tangible net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the company to materially alter the character of the business through consolidation, merger or purchase or sale of assets. At December 31, 1998, the company was in compliance with these covenants.
      Net interest expense includes finance charge income of $3.0 million, $3.1 million and $4.7 million in 1998, 1997 and 1996, respectively. Finance charge income represents payments from customers for past due balances on their accounts. Cash payments for interest during 1998, 1997 and 1996 were $16.4 million, $18.3 million and $22.1 million, respectively.

      The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. There are no maturities of long-term debt for any of the five years subsequent to December 31, 1998.


OFF BALANCE SHEET FINANCING Under the terms of the Receivable Financing Facility, OMF is entitled to transfer, without recourse, certain of the company's trade receivables and to receive up to $150.0 million from an unrelated third party purchaser at a cost of funds at commercial paper rates plus a charge for administrative and credit support services. In October 1998, the Receivables Financing Facility was modified primarily to extend the facility termination date to October 4, 1999. At December 31, 1998 and 1997, the company had received $75.0 million and $110.0 million, respectively, under the agreement. To continue use of the Receivables Financing Facility, the company is required to be in compliance with the covenants of the Revolving Credit Facility.
      The company manages its interest rate risk, primarily through the use of interest rate swap agreements. The company's interest rate swap agreements as of December 31, 1998 and 1997 included $100.0 million notional amounts that effectively converted a portion of the company's fixed rate financing instruments to variable rates. Under these swap agreements, expiring in May 2006, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate ranging from 7.29% to 7.32%. At the option of the counterparties, these swaps can be terminated in 2001. As of December 31, 1998, the company also had $75.0 million notional amounts of interest rate swap agreements that effectively converted the company's variable rate financing instruments to fixed rate instruments. Under these swap agreements, which expire in May 2001, the company pays the counterparties a fixed rate ranging from 5.75% to 5.93% and the counterparties pay the company a variable rate based on LIBOR. As of December 31, 1997, the company had $50.0 million notional amounts of interest rate swap agreements, which effectively converted a portion of the company's variable rate financing instruments to fixed rate instruments. Under these swap agreements, which expired in February 1998, the company paid the counterparties a fixed rate ranging from 7.41% to 7.72% and the counterparties paid the company a variable rate based on LIBOR.
      The payments received or disbursed related to the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the company had an unrealized gain of approximately $5.0 million and $2.7 million at December 31, 1998 and 1997, respectively, for the fixed to variable rate swaps and an unrealized loss of approximately $1.2 million and $0.2 million at December 31, 1998 and 1997, respectively, for the variable to fixed rate swaps.
      The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company's exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED SECURITIES
In May 1998, Owens & Minor Trust I (Trust), a statutory business trust sponsored and wholly owned by Owens & Minor, Inc. (O&M), issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A (Securities), for aggregate proceeds of $132.0 million. Each Security has a liquidation value of $50. The net proceeds were invested by the Trust in 5.375% Junior Subordinated Convertible Debentures of O&M (Debentures). The Debentures are the sole assets of the Trust. O&M applied substantially all of the net proceeds of the Debentures to repurchase 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value.
      The Securities accrue and pay quarterly cash distributions at an annual rate of 5.375% of the liquidation value. Each Security is convertible into
2.4242 shares of the common stock of O&M at the holder's option prior to May 1, 2013. The Securities are mandatorily redeemable upon the maturity of the Debentures on April 30, 2013, and may be redeemed by the company in whole or in part after May 1, 2001. The obligations of the Trust, as provided under the term of the Securities, are fully and unconditionally guaranteed by O&M.
      The estimated fair value of the Securities is $127.4 million at December 31, 1998, based on a quoted market price. As of December 31, 1998, the company had accrued $1.2 million of distributions related to these Securities.


NOTE 8 - STOCK-BASED COMPENSATION
The company maintains stock based compensation plans (Plans) which provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 1998, approximately two million common shares were available for issuance under the Plans.
      Stock options awarded under the Plans generally vest over three years and expire ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 1998, there were no SARs outstanding.
      In 1997, the company adopted a Management Equity Ownership Program. This program requires each of the company's officers to own the company's common stock at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. Amortization of unearned compensation was approximately $301.6 thousand, $54.3 thousand and $2.3 thousand for 1998, 1997 and 1996.

      The following table summarizes the activity and terms of outstanding options at December 31, 1998, and for the years in the three-year period then ended:

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   1998                     1997                     1996
                                          =======================   =====================   ======================
                                                         AVERAGE                 Average                 Average
                                                        EXERCISE                Exercise                 Exercise
                                            SHARES        PRICE      Shares       Price      Shares       Price
                                          ==========   ==========   ========   ==========   ========   ===========
Options outstanding beginning of year      1,940       $ 13.50       1,922     $ 13.06       1,745     $ 12.41
Granted                                      550        13.79          523      12.73          629      13.38
Exercised                                   (333)       12.12         (303)     13.41         (206)      8.95
Expired/cancelled                           (156)       13.89         (202)     14.58         (246)     12.67
---------------------------------------    -----       -------       -----     -------       -----     -------
Outstanding at end of year                 2,001       $ 13.78       1,940     $ 13.50       1,922     $ 13.06
Exercisable options at end of year         1,137       $ 14.16       1,123     $ 13.87       1,053     $ 12.40

At December 31, 1998, the following option groups were outstanding:


                                   Outstanding                                        Exercisable
                                  =============                                      =============
                                                       Weighted                                           Weighted
                                     Weighted           Average                         Weighted          Average
     Range of        Number of       Average           Remaining        Number of       Average          Remaining
     Exercise         Options        Exercise      Contractual Life      Options        Exercise      Contractual Life
      Prices          (000's)         Price             (Years)          (000's)         Price            (Years)
=================   ===========   =============   ==================   ===========   =============   =================
$ 9.50-13.00          538         $ 12.36                 7.96           270         $ 12.22                 7.64
$13.37-17.07        1,463         $ 14.30                 7.01           867         $ 14.76                 5.82
------------        -----         -------                 ----           ---         -------                 ----
                    2,001         $ 13.78                 7.26         1,137         $ 14.16                 6.25

      Using the intrinsic value method, the company's 1998, 1997 and 1996 net income includes stock-based compensation expense (net of tax benefit) of approximately $201 thousand, $67 thousand and $50 thousand. The weighted average fair value of options granted in 1998, 1997 and 1996 was $4.06, $3.77 and $3.90 per option. Had the company included in stock-based compensation expense the fair value at grant date of stock option awards granted in 1998, 1997 and 1996, net income would have been $19.0 million or $0.52 per basic and diluted common share, $23.2 million or $0.56 per basic and diluted common share and $12.3 million or $0.23 per basic and diluted common share for the years ended December 31, 1998, 1997 and 1996. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.2%-1.5% in 1998, 1.2%-1.7% in 1997 and 1.8% in 1996; expected volatility of 32.44%-37.90% in 1998, 24.6%-41.0%
in 1997 and 32.0% in 1996; risk-free interest rate of 4.7% in 1998 and 5.6% in 1997 and 6.3% in 1996; and expected lives of 2.1-5.1 years in 1998 and in 1997 and 4.0 years in 1996.

NOTE 9 - RETIREMENT PLANS
PENSION PLAN The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The changes in this plan resulted in a 1996 curtailment gain of approximately $2.0 million, which was recorded in selling, general and administrative expenses in the company's Consolidated Statements of Income. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes, and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 1998, plan assets consist primarily of equity securities, including 34 thousand shares of the company's common stock, and U.S. Government securities.


RETIREMENT PLAN The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees' compensation. The company maintains life insurance policies on plan participants to act as a financing source for the plan.
      The following table sets forth the plans' financial status and the amounts recognized in the company's Consolidated Balance Sheets:

(IN THOUSANDS)


                                                       Pension Plan                Retirement Plan
                                                 =========================   ===========================
                                                     1998          1997           1998          1997
                                                 ===========   ===========   ============   ============
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year              $20,671       $18,324       $  5,078      $   5,017
Service cost                                           243           283            354            285
Interest cost                                        1,415         1,344            350            371
Actuarial loss (gain)                                  831         1,461            452           (454)
Benefits paid                                         (872)         (741)          (140)          (141)
----------------------------------------------     -------       -------       --------      ---------
Benefit obligation, end of year                    $22,288       $20,671       $  6,094      $   5,078
----------------------------------------------     -------       -------       --------      ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year       $22,121       $16,950       $      -      $       -
Actual return on plan assets                         2,827         3,393              -              -
Employer contribution                                   67         2,519            140            141
Benefits paid                                         (872)         (741)          (140)          (141)
----------------------------------------------     -------       -------       --------      ---------
Fair value of plan assets, end of year             $24,143       $22,121       $      -      $       -
----------------------------------------------     -------       -------       --------      ---------
FUNDED STATUS
Funded status at December 31                       $ 1,855       $ 1,450       $ (6,094)     $  (5,078)
Unrecognized net actuarial (gain) loss                (816)         (502)         1,696          1,301
Unrecognized prior service benefit                       -             -           (204)          (221)
Unrecognized net obligation being recognized
  through 2002                                           -             -            164            205
----------------------------------------------     -------       -------       --------      ---------
Prepaid (accrued) benefit cost                     $ 1,039       $   948       $ (4,438)     $  (3,793)

      The components of net periodic pension cost for the pension and retirement plans are as follows:

(IN THOUSANDS)

Year ended
December 31,                      1998          1997         1996
===========================   ===========   ===========   ==========
Service cost                  $  597        $  568        $ 2,598
Interest cost                  1,765         1,715          1,714
Expected return on
   plan assets                (1,682)       (1,430)        (1,225)
Amortization of prior
   service (benefit)
   cost                          (17)          (17)            65
Curtailment gain                   -             -         (1,988)
Amortization of
   transition obligation
   (asset)                        41            41            (66)
Recognized net
   actuarial loss                 57            90             82
---------------------------   ------        ------        -------
Net periodic pension
   cost                       $  761        $  967        $ 1,180

      The weighted average discount rate, rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations and the expected long-term rate of return on plan assets were assumed to be 6.75%, 5.5% and 8.5% in 1998 and 7.0%, 5.5% and 8.5% in 1997.


OTHER RETIREMENT BENEFITS The company substantially terminated its postretirement medical plan in 1996. The termination resulted in a reduction in the company's accumulated postretirement benefit obligation of approximately $1.6 million, which is being recognized in income through the year 2008.

      The following table sets forth the plan's financial status and the amounts recognized in the company's Consolidated Balance Sheets:
(IN THOUSANDS)


              Postretirement Medical Plan
========================================================
                                1998            1997
                           =============   =============
CHANGE IN BENEFIT
   OBLIGATION
Benefit obligation,
   beginning of year        $   956        $    932
Interest cost                   66               65
Benefits paid                  (60)             (41)
------------------------    -------        --------
Benefit obligation, end
   of year                  $   962        $    956
------------------------    -------        --------
CHANGE IN PLAN
   ASSETS
Fair value of plan
   assets, beginning of
   year                     $     -        $      -
Employer contribution           60               41
Benefits paid                  (60)             (41)
------------------------    -------        --------
Fair value of plan
   assets, end of year      $     -        $      -
------------------------    -------        --------
FUNDED STATUS
Funded status at
   December 31              $  (962)       $   (956)
Unrecognized prior
   service benefit          (1,306)          (1,436)
------------------------    -------        --------
Accrued benefit cost        $(2,268)       $ (2,392)

      The components of net periodic cost for the postretirement medical plan are as follows:
(IN THOUSANDS)


Year ended
December 31,                1998        1997       1996
======================   =========   =========   ========
Service cost             $   -       $   -        $ 308
Interest cost               66          65          177
Amortization of prior
   service benefit        (130)       (131)         (78)
----------------------   -----       -----        -----
Net periodic
   postretirement
   cost (benefit)        $ (64)      $ (66)       $ 407

      For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered healthcare benefits was assumed for 1998; the rate was assumed to decrease gradually to 6.0% for the year 2001 and remain at that level thereafter. The healthcare cost trend rate assumption does not have a significant effect on the amounts reported.
      The company maintains a voluntary Savings and Protection Plan covering substantially all full-time employees who have completed six months of service and have attained age 18. The company matches a certain percentage of each employee's contribution. Effective January 1, 1997, the company enhanced this plan to provide for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary. This contribution can be increased at the company's discretion. The company incurred approximately $2.1 million, $2.6 million and $1.0 million in 1998, 1997 and 1996, respectively, of expenses related to this plan.


NOTE 10 - INCOME TAXES
The income tax provision consists of the following:
(IN THOUSANDS)


Year ended
December 31,             1998           1997           1996
=================   ============   ==============   ==========
Current tax
   provision
   (benefit):
   Federal          $(7,690)          $ 14,484      $  6,186
   State               (459)            3,130          1,556
-----------------   -------           --------      --------
Total current
   provision
   (benefit)         (8,149)           17,614          7,742
------------------  -------           --------      --------
Deferred tax
   provision
   (benefit):
   Federal           19,895                  (2)       1,923
   State              2,842                  (1)         483
------------------  -------           ----------    --------
Total deferred
   provision
   (benefit)         22,737                  (3)       2,406
------------------  -------           ----------    --------
Total income tax
   provision        $14,588           $ 17,611      $ 10,148

      A reconciliation of the federal statutory rate to the company's effective income tax rate is shown below:


Year ended
December 31,                       1998         1997         1996
============================   ===========   ==========   ==========
Federal statutory rate             35.0%         35.0%        35.0%
Increases (reductions) in
   the rate resulting from:
   State income taxes, net
  of federal income
  tax impact                        4.9           4.9          5.0
   Nondeductible
  goodwill
  amortization                      4.7           3.7          7.5
   Nontaxable income               (4.0)         (2.6)        (4.6)
   Other, net                       1.4           1.0          1.0
----------------------------       ----          ----         ----
Effective rate                     42.0%         42.0%        43.9%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
(IN THOUSANDS)


Year ended December 31,                 1998         1997
================================   ============   =========
Deferred tax assets:
   Allowance for doubtful
       accounts                    $ 2,509        $ 2,525
   Accrued liabilities not
       currently deductible          5,276          7,044
   Employee benefit plans            3,616          3,377
   Merchandise inventories               -          4,169
   Nonrecurring
       restructuring expenses        3,692              -
   Tax loss carryforward, net          947          1,238
   Other                               815            839
--------------------------------   -------        -------
Total deferred tax assets           16,855         19,192
--------------------------------   -------        -------
Deferred tax liabilities:
   Merchandise inventories          19,113              -
   Accounts receivable               2,101              -
   Property and equipment            1,076          1,557
   Computer software                   708          1,252
   Other                             1,359          1,148
--------------------------------   -------        -------
Total deferred tax liabilities      24,357          3,957
--------------------------------   -------        -------
Net deferred tax asset
   (liability)                     $(7,502)       $15,235

      At December 31, 1998 and 1997, the company had a $0.27 million and $0.10 million valuation allowance, respectively, for state net operating losses. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the company will realize the benefits of these deductible differences, net of existing valuation allowances.
      For the tax year ended December 31, 1997, the company received permission from the Internal Revenue Service to change its method of accounting for inventories. For tax purposes only, the company's inventories were restated to reflect this change in the method of accounting. This change resulted in a $24.1 million net increase in the company's deferred tax liability in 1998 as well as a cash refund of income taxes of $15.9 million received in the third quarter of 1998.
      Cash payments for income taxes for 1998, 1997 and 1996 were $14.1 million, $18.6 million and $8.0 million, respectively.


--------------------------------------------------------------------------------
NOTE 11 - NET INCOME PER COMMON SHARE

The following sets forth the computation of basic and diluted net income per common share:
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           1998           1997            1996
                                                                      ============   =============   =============
Numerator:
  Net income                                                          $20,145        $ 24,320        $ 12,965
  Preferred stock dividends                                            1,898           5,175           5,175
-------------------------------------------------------------------   -------        --------        --------
Numerator for basic net income per common share - net income
  available to common shareholders                                    $18,247        $ 19,145        $ 7,790
  Effect of dilutive securities-interest on convertible debt, net          -               -              51
-------------------------------------------------------------------   -------        --------        --------
Numerator for diluted net income per common share - net income
  available to common shareholders after assumed conversions          $18,247        $ 19,145        $ 7,841
-------------------------------------------------------------------   -------        --------        --------
Denominator:
  Denominator for basic net income per common share - weighted
   average shares                                                     32,488          32,048          31,707
  Effect of dilutive securities:
   Stock options and restricted stock                                     99              74              78
   Convertible debt                                                        -               -              21
   Other                                                                   4               7               3
-------------------------------------------------------------------   -------        --------        --------
Denominator for diluted net income per common share - adjusted
  weighted average shares and assumed conversions                     32,591          32,129          31,809
-------------------------------------------------------------------   -------        --------        --------
Net income per common share - basic                                   $ 0.56         $  0.60         $  0.25
Net income per common share - diluted                                 $ 0.56         $  0.60         $  0.25

      At December 31, 1998, 2.6 million shares of mandatorily redeemable preferred securities, convertible into approximately 6.4 million shares of common stock, were outstanding. All of these potential common shares were excluded from the calculation of diluted net income per share because their inclusion would have had an antidilutive effect.

      During the years ended December 31, 1998, 1997 and 1996, options to purchase approximately 461 thousand, 1,192 thousand and 1,737 thousand common shares were outstanding. These options were excluded from the calculation of diluted net income per share because their exercise price exceeded the average market price for the year.

NOTE 12 - SHAREHOLDERS' EQUITY
In May 1998, the company repurchased all of the shares of its Series B preferred stock at par value. This stock was originally issued in May 1994 in connection with the Stuart Medical, Inc. (Stuart) acquisition. Each share of preferred stock had an annual dividend of $4.50, payable quarterly, had voting rights on items submitted to a vote of the holders of common stock and was convertible into approximately 6.1 shares of common stock at the shareholder's option.
      The company has a shareholder rights agreement under which 8/27ths of a Right is attendant to each outstanding share of common stock of the company. Each full Right entitles the registered holder to purchase from the company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock (the Series A Preferred Stock), at an exercise price of $75 (the Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 20% or more of the outstanding shares of the company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the company or a potential acquirer) having a value equal to twice the amount of the Purchase Price. The Rights will expire on April 30, 2004, if not earlier redeemed.


NOTE 13 - COMMITMENTS AND CONTINGENCIES
The company has a commitment through November 2, 2008 to outsource its information technology operations, including strategic application development services. The commitment is cancellable after November 2, 2003 with 180 days prior notice and payment of a minimum termination fee of between $12.0 million to $3.0 million depending upon the date of termination.
      The company has a commitment through December 2001 to outsource the management and operation of its mainframe computer. This commitment is cancellable at any time on 180 days prior notice and a minimum payment of $7.5 million.

      The company also has entered into noncancellable agreements to lease certain office and warehouse facilities with remaining terms ranging from one to nine years. Certain leases include renewal options, generally for five-year increments. At December 31, 1998, future minimum annual payments under noncancellable operating lease agreements with original terms in excess of one year are as follows:

(IN THOUSANDS)


                              Total
                           ==========
1999                       $18,887
2000                        15,216
2001                        12,153
2002                         9,469
2003                         8,164
Later years                 13,469
------------------------   -------
Total minimum payments     $77,358

      Minimum lease payments have not been reduced by minimum sublease rentals aggregating $0.5 million due in the future under noncancellable subleases.
      Rent expense for all operating leases for the years ended December 31, 1998, 1997 and 1996 was $26.1 million, $26.3 million and $25.6 million, respectively.
      The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.
      In 1998, 1997 and 1996, net sales to Columbia/HCA totaled $276 million, $356 million and $321 million, or approximately 9% in 1998 and 11% in 1997 and 1996 of the company's net sales. In May 1998, Columbia/HCA cancelled its medical/surgical distribution contract with the company.
      Net sales to member hospitals under contract with VHA Inc. totaled $1.3 billion in 1998 and 1997 and $1.2 billion in 1996, approximately 41%, 40% and 41%, respectively, of the company's net sales. As members of a national healthcare network, VHA Inc. hospitals have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

NOTE 14 - LEGAL PROCEEDINGS
As of January 30, 1999, Stuart is named as a defendant along with product manufacturers, distributors, healthcare providers, trade associations and others in approximately 54 lawsuits filed in various federal and state courts (the Cases). The Cases represent the claims of approximately 55 plaintiffs claiming personal injuries and approximately 30 spouses asserting claims for loss of consortium. The Cases seek damages for personal injuries allegedly attributable to spinal fixation devices. The great majority of the Cases seek compensatory and punitive damages in unspecified amounts.
      Prior to December 1992, Stuart distributed spinal fixation devices manufactured by Sofamor SNC, a predecessor of Sofamor Danek Group, Inc. (Sofamor Danek). Approximately three fourths of the claims involve plaintiffs implanted with spinal fixation devices manufactured by Sofamor Danek. Such plaintiffs allege that Stuart is liable to them under applicable products liability law for injuries caused by such devices distributed and sold by Stuart. In addition, such plaintiffs allege that Stuart distributed and sold the spinal fixation devices through deceptive and misleading means and in violation of applicable law. In the remaining Cases, plaintiffs seek to hold Stuart liable for injuries caused by other manufacturers' devices that were neither distributed nor sold by Stuart. Such plaintiffs allege that Stuart engaged in a civil conspiracy and concerted action with manufacturers, distributors and others to promote the sale of spinal fixation devices through deceptive and misleading means in violation of applicable law. Stuart never manufactured any spinal fixation devices. The company believes that affirmative defenses are available to Stuart. All Cases filed against Stuart have been, and will continue to be, vigorously defended.
      A majority of the Cases have been transferred to, and consolidated for pretrial proceedings, in the Eastern District of Pennsylvania in Philadelphia under the style MDL Docket No. 1014: In re Orthopedic Bone Screw Products Liability Litigation. Discovery proceedings, including the taking of depositions have been ongoing in certain of the Cases, and, in a number of Cases, discovery has been completed and these Cases have been remanded back for trial to those jurisdictions where they were originally filed. The company is unable at this time to determine with certainty whether or not Stuart may be liable.
      Based upon management's analysis of indemnification agreements between Stuart and Sofamor Danek, the manufacturer of the devices distributed by Stuart, the company believes that Stuart is entitled to indemnification by Sofamor Danek at least with respect to claims brought by plaintiffs implanted with devices manufactured by Sofamor Danek. Such Cases are being defended by Stuart's insurance carriers. Regarding those Cases filed by plaintiffs implanted with other manufacturers' devices, Stuart's primary insurance carriers have provided a defense for such Cases and is expected to continue to provide a defense through June 1999. The company and Stuart are also contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by the company or Stuart in connection with the foregoing litigation. The company believes that Stuart's available insurance coverage together with the indemnification rights discussed above are adequate to cover any losses should they occur, and accordingly has accrued no liability therefor. The company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that Sofamor Danek and the former shareholders will have sufficient financial resources in the future to meet such obligations.
      As of January 29, 1999, approximately 70 lawsuits (the "Lawsuits") seeking compensatory and punitive damages, in most cases of an unspecified amount, have been filed in various federal and state courts against the company, product manufacturers and other distributors and sellers of natural rubber latex products. The Lawsuits allege injuries arising from the use of latex products, principally medical gloves. The Lawsuits also include claims by approximately 42 spouses asserting loss of consortium. The company may be named as a defendant in additional similar lawsuits in the future.
      In the course of its medical supply business, the company has distributed latex products, including medical gloves, but it does not, nor has it ever, manufactured any latex products. The company has tendered the defense of the Lawsuits to manufacturer defendants whose gloves were distributed by the company and one manufacturer's insurer has agreed to indemnify and assume the defense of the company in five Lawsuits. The company will continue to vigorously pursue indemnification from latex product manufacturers. The company's insurers are paying all costs of defense growing out of the Lawsuits and the company believes at this time that future defense costs and any potential liability should be adequately covered by its insurance, subject to policy limits and insurer solvency. Since all of the Lawsuits are in early stages of trial preparation, the likelihood of an unfavorable outcome for the company or the amount or range of potential loss with respect to any of these matters cannot be reasonably determined at this time.
      The company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the company's financial condition or results of operations.


NOTE 15 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables present condensed consolidating financial information for:
Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Notes (all of the wholly owned subsidiaries of Owens & Minor, Inc. except for OMF and the Trust); and OMF and the Trust, non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.


--------------------------------------------------------------------------------
CONDENSED CONSOLIDATING FINANCIAL INFORMATION

(IN THOUSANDS)


Year ended                                          Owens &       Guarantor    Non-guarantor
December 31, 1998                                 Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
================================================ ============= ============== ============== ============== =============
STATEMENTS OF OPERATIONS
Net sales                                          $       -     $3,082,119     $       -       $      -     $3,082,119
Cost of goods sold                                         -      2,755,158             -              -      2,755,158
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Gross margin                                               -        326,961             -              -        326,961
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Selling, general and administrative expenses               5        239,295           243              -        239,543
Depreciation and amortization                              -         18,270             -              -         18,270
Interest expense, net                                 17,205         (3,139)            -              -         14,066
Intercompany interest expense, net                   (10,854)        25,750       (13,813)        (1,083)             -
Discount on accounts receivable securitization             -             67         4,588              -          4,655
Distributions on mandatorily redeemable
  preferred securities                                     -              -         4,494              -          4,494
Nonrecurring restructuring expenses                        -         11,200             -              -         11,200
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Total expenses                                         6,356        291,443        (4,488)        (1,083)       292,228
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Income (loss) before income taxes                     (6,356)        35,518         4,488          1,083         34,733
Income tax provision (benefit)                        (2,574)        14,886         1,821            455         14,588
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Net income (loss)                                     (3,782)        20,632         2,667            628         20,145
Dividends on preferred stock                           1,898              -             -              -          1,898
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Net income (loss) attributable to common stock     $  (5,680)    $   20,632     $   2,667       $    628     $   18,247

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                          Owens &       Guarantor    Non-guarantor
December 31, 1997                                 Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
================================================ ============= ============== ============== ============== =============
STATEMENTS OF OPERATIONS
Net sales                                          $       -     $3,116,798     $       -       $      -     $3,116,798
Cost of goods sold                                         -      2,800,044             -              -      2,800,044
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Gross margin                                               -        316,754             -              -        316,754
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Selling, general and administrative expenses               -        234,721           151              -        234,872
Depreciation and amortization                              -         17,664             -              -         17,664
Interest expense, net                                 18,422         (2,707)          (12)             -         15,703
Intercompany interest expense, net                   (15,669)        27,371       (10,421)        (1,281)             -
Discount on accounts receivable securitization             -             10         6,574              -          6,584
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Total expenses                                         2,753        277,059        (3,708)        (1,281)       274,823
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Income (loss) before income taxes                     (2,753)        39,695         3,708          1,281         41,931
Income tax provision (benefit)                        (1,129)        16,685         1,517            538         17,611
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Net income (loss)                                     (1,624)        23,010         2,191            743         24,320
Dividends on preferred stock                           5,175              -             -              -          5,175
------------------------------------------------   ---------     ----------     ---------       --------     ----------
Net income (loss) attributable to common stock     $  (6,799)    $   23,010     $   2,191       $    743     $   19,145


Year ended                                          Owens &       Guarantor    Non-guarantor
December 31, 1996                                 Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
================================================ ============= ============== ============== ============== =============
STATEMENTS OF OPERATIONS
Net sales                                          $       -     $3,019,003      $      -        $    -      $3,019,003
Cost of goods sold                                         -      2,720,613             -             -       2,720,613
------------------------------------------------   ---------     ----------      --------        ------      ----------
Gross margin                                               -        298,390             -             -         298,390
------------------------------------------------   ---------     ----------      --------        ------      ----------
Selling, general and administrative expenses               -        233,036           668             -         233,704
Depreciation and amortization                              -         16,098             -             -          16,098
Interest expense, net                                 22,542         (3,588)            -             -          18,954
Intercompany interest expense, net                   (21,525)        30,046        (7,605)         (916)              -
Discount on accounts receivable securitization             -          1,908         4,613             -           6,521
------------------------------------------------   ---------     ----------      --------        ------      ----------
Total expenses                                         1,017        277,500        (2,324)         (916)        275,277
------------------------------------------------   ---------     ----------      --------        ------      ----------
Income (loss) before income taxes                     (1,017)        20,890         2,324           916          23,113
Income tax provision (benefit)                          (407)         9,312           877           366          10,148
------------------------------------------------   ---------     ----------      --------        ------      ----------
Net income (loss)                                       (610)        11,578         1,447           550          12,965
Dividends on preferred stock                           5,175              -             -             -           5,175
------------------------------------------------   ---------     ----------      --------        ------      ----------
Net income (loss) attributable to common stock     $  (5,785)    $   11,578      $  1,447        $  550      $    7,790

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


                                                  Owens &       Guarantor    Non-guarantor
December 31, 1998                               Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
============================================== ============= ============== ============== ============== =============
BALANCE SHEETS
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $    505     $      40       $      1      $        -      $    546
  Accounts and notes receivable, net                     -       100,148        113,617               -       213,765
  Merchandise inventories                                -       275,094              -               -       275,094
  Intercompany advances, net                       148,992        90,698          1,183        (240,873)            -
  Other current assets                                   -        14,816              -               -        14,816
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL CURRENT ASSETS                             149,497       480,796        114,801        (240,873)      504,221
Property and equipment, net                              -        25,608              -               -        25,608
Goodwill, net                                            -       158,276              -               -       158,276
Intercompany investments                           303,941        15,001        136,083        (455,025)            -
Other assets, net                                    9,784        19,879              -               -        29,663
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL ASSETS                                    $463,222     $ 699,560       $250,884      $ (695,898)     $717,768
----------------------------------------------    --------     ---------       --------      ----------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $      -     $ 206,251       $      -      $        -      $206,251
  Accrued payroll and related liabilities                -         8,974              -               -         8,974
  Intercompany advances, net                             -       148,992         92,509        (241,501)            -
  Other accrued liabilities                          1,394        50,994          1,361               -        53,749
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL CURRENT LIABILITIES                          1,394       415,211         93,870        (241,501)      268,974
Long-term debt                                     150,000             -              -               -       150,000
Intercompany long-term debt                        136,083             -              -        (136,083)            -
Accrued pension and retirement plans                     -         5,668              -               -         5,668
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL LIABILITIES                                287,477       420,879         93,870        (377,584)      424,642
----------------------------------------------    --------     ---------       --------      ----------      --------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust,
  holding solely convertible debentures of
  Owens & Minor, Inc.                                    -             -        132,000               -       132,000
----------------------------------------------    --------     ---------       --------      ----------      --------
SHAREHOLDERS' EQUITY
  Common stock                                      65,236             -          4,083          (4,083)       65,236
  Paid-in capital                                   12,280       299,858         15,001        (314,859)       12,280
  Retained earnings (accumulated deficit)           98,229       (21,177)         5,930             628        83,610
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL SHAREHOLDERS' EQUITY                       175,745       278,681         25,014        (318,314)      161,126
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $463,222     $ 699,560       $250,884      $ (695,898)     $717,768

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


                                                  Owens &       Guarantor    Non-guarantor
December 31, 1997                               Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
============================================== ============= ============== ============== ============== =============
BALANCE SHEETS
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $    505     $      78        $     -      $        -      $    583
  Accounts and notes receivable, net                     -       100,336         87,542               -       187,878
  Merchandise inventories                                -       285,529              -               -       285,529
  Intercompany advances, net                       176,335        68,016              -        (244,351)            -
  Other current assets                                   -        25,274              -               -        25,274
----------------------------------------------    --------     ---------        -------      ----------      --------
  TOTAL CURRENT ASSETS                             176,840       479,233         87,542        (244,351)      499,264
Property and equipment, net                              -        26,628              -               -        26,628
Goodwill, net                                            -       162,821              -               -       162,821
Intercompany investments                           299,858        15,001              -        (314,859)            -
Other assets, net                                    6,180        17,670              -               -        23,850
----------------------------------------------    --------     ---------        -------      ----------      --------
  TOTAL ASSETS                                    $482,878     $ 701,353        $87,542      $ (559,210)     $712,563
----------------------------------------------    --------     ---------        -------      ----------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $      -     $ 224,072        $     -      $        -      $224,072
  Accrued payroll and related liabilities                -         7,840              -               -         7,840
  Intercompany advances, net                             -       176,335         68,759        (245,094)            -
  Other accrued liabilities                          2,480        30,564            519               -        33,563
----------------------------------------------    --------     ---------        -------      ----------      --------
  TOTAL CURRENT LIABILITIES                          2,480       438,811         69,278        (245,094)      265,475
Long-term debt                                     182,550             -              -               -       182,550
Accrued pension and retirement plans                     -         5,237              -               -         5,237
----------------------------------------------    --------     ---------        -------      ----------      --------
  TOTAL LIABILITIES                                185,030       444,048         69,278        (245,094)      453,262
----------------------------------------------    --------     ---------        -------      ----------      --------
SHAREHOLDERS' EQUITY
  Preferred stock                                  115,000             -              -               -       115,000
  Common stock                                      64,426             -              -               -        64,426
  Paid-in capital                                    8,005       299,858         15,001        (314,859)        8,005
  Retained earnings (accumulated deficit)          110,417       (42,553)         3,263             743        71,870
----------------------------------------------    --------     ---------        -------      ----------      --------
  TOTAL SHAREHOLDERS' EQUITY                       297,848       257,305         18,264        (314,116)      259,301
----------------------------------------------    --------     ---------        -------      ----------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $482,878     $ 701,353        $87,542      $ (559,210)     $712,563

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                             Owens &       Guarantor    Non-guarantor
December 31, 1998                                    Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
=================================================== ============= ============== ============== ============== =============
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)                                    $   (3,782)    $  20,632      $    2,667       $  628      $   20,145
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
  Depreciation and amortization                               -        18,270               -            -          18,270
  Nonrecurring restructuring provision                        -        11,200               -            -          11,200
  Deferred income tax                                         -        22,737               -            -          22,737
  Provision for LIFO reserve                                  -         1,536               -            -           1,536
  Provision for losses on accounts and
   notes receivable                                           -           262             234            -             496
  Changes in operating assets and liabilities:
   Accounts and notes receivable                              -           (74)        (26,309)           -         (26,383)
   Merchandise inventories                                    -         8,899               -            -           8,899
   Accounts payable                                           -       (23,375)              -            -         (23,375)
   Net change in other current assets and
     current liabilities                                    460        (1,952)            841            -            (651)
  Other, net                                              1,506        (1,152)           (115)        (628)           (389)
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (1,816)       56,983         (22,682)           -          32,485
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
INVESTING ACTIVITIES
Additions to property and equipment                           -        (8,053)              -            -          (8,053)
Additions to computer software                                -        (4,556)              -            -          (4,556)
Proceeds from sale of property and equipment                  -           160               -            -             160
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
CASH USED FOR INVESTING ACTIVITIES                            -       (12,449)              -            -         (12,449)
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
FINANCING ACTIVITIES
Net proceeds from issuance of mandatorily
  redeemable preferred securities                        (4,732)            -         132,000            -         127,268
Repurchase of preferred stock                          (115,000)            -               -            -        (115,000)
Reduction of long-term debt                             (32,550)            -               -            -         (32,550)
Change in intercompany advances                         159,443       (50,126)       (109,317)           -               -
Other short-term financing, net                               -         5,554               -            -           5,554
Cash dividends paid                                      (9,268)            -               -            -          (9,268)
Proceeds from exercise of stock options                   3,923             -               -            -           3,923
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          1,816       (44,572)         22,683            -         (20,073)
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 -           (38)              1            -             (37)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              505            78               -            -             583
---------------------------------------------------  ----------     ---------      ----------       ------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $      505     $      40      $        1       $    -      $      546

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                             Owens &       Guarantor    Non-guarantor
December 31, 1997                                    Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
=================================================== ============= ============== ============== ============== =============
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)                                     $  (1,624)    $ 23,010       $   2,191        $  743       $ 24,320
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
  Depreciation and amortization                               -       17,664               -             -         17,664
  Deferred income taxes                                       -             (3)            -             -               (3)
  Provision for LIFO reserve                                  -        2,414               -             -          2,414
  Provision for losses on accounts and
   notes receivable                                           -          124             144             -            268
  Changes in operating assets and liabilities:
   Accounts and notes receivable                              -      (12,591)        (28,312)            -        (40,903)
   Merchandise inventories                                    -       (6,104)              -             -         (6,104)
   Accounts payable                                           -        4,714               -             -          4,714
   Net change in other current assets and
     current liabilities                                    147        4,670            (203)            -          4,614
  Other, net                                              1,411          158             212          (743)         1,038
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (66)      34,056         (25,968)            -          8,022
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
INVESTING ACTIVITIES
Additions to property and equipment                           -       (7,495)              -             -         (7,495)
Additions to computer software                                -       (4,472)              -             -         (4,472)
Proceeds from sale of property and equipment                  -        1,851               -             -          1,851
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
CASH USED FOR INVESTING ACTIVITIES                            -      (10,116)              -             -        (10,116)
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
FINANCING ACTIVITIES
Addition to (reduction of) long-term debt                26,026      (11,049)              -             -         14,977
Change in intercompany advances                         (17,596)      (8,372)         25,968             -              -
Other short-term financing, net                               -       (4,679)              -             -         (4,679)
Cash dividends paid                                     (10,950)           -               -             -        (10,950)
Proceeds from exercise of stock options                   2,586            -               -             -          2,586
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             66      (24,100)         25,968             -          1,934
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     -         (160)              -             -           (160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              505          238               -             -            743
---------------------------------------------------   ---------     ----------     ---------        ------       ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $     505     $     78       $       -        $    -       $    583

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                             Owens &       Guarantor    Non-guarantor
December 31, 1996                                    Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
=================================================== ============= ============== ============== ============== =============
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)                                    $     (610)    $   11,578     $   1,447        $  550      $   12,965
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
  Depreciation and amortization                               -         16,098             -             -          16,098
  Deferred income taxes                                       -          2,406             -             -           2,406
  Provision for LIFO reserve                                  -            908             -             -             908
  Provision for losses on accounts and
   notes receivable                                           -            190           648             -             838
  Changes in operating assets and liabilities:
   Accounts and notes receivable                              -        150,013       (32,856)            -         117,157
   Merchandise inventories                                    -         43,633             -             -          43,633
   Accounts payable                                           -         (9,670)            -             -          (9,670)
   Net change in other current assets and
     current liabilities                                    582          1,824           213             -           2,619
  Other, net                                                306            589           833          (550)          1,178
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            278        217,569       (29,715)            -         188,132
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
INVESTING ACTIVITIES
Additions to property and equipment                           -         (6,242)            -             -          (6,242)
Additions to computer software                                -         (6,985)            -             -          (6,985)
Proceeds from sale of property and equipment                  -          6,865             -             -           6,865
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
CASH USED FOR INVESTING ACTIVITIES                            -         (6,362)            -             -          (6,362)
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
FINANCING ACTIVITIES
Addition to (reduction of) long-term debt              (164,155)          (722)            -             -        (164,877)
Change in intercompany advances                         173,201       (202,916)       29,715             -               -
Other short-term financing, net                               -         (7,341)            -             -          (7,341)
Cash dividends paid                                     (10,868)             -             -             -         (10,868)
Proceeds from exercise of stock options                   1,844              -             -             -           1,844
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             22       (210,979)       29,715             -        (181,242)
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   300            228             -             -             528
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              205             10             -             -             215
---------------------------------------------------  ----------     ----------     ---------        ------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $      505     $      238     $       -        $    -      $      743

Independent Auditors' Report
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES


The Board of Directors and Shareholders
Owens & Minor, Inc.:


     We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                    /s/ KPMG LLP
                                    ---------------------------
                                        KPMG LLP

Richmond, Virginia
February 3, 1999


Report of Management
--------------------------------------------------------------------------------
     The management of Owens & Minor, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related information presented in this annual report. The consolidated financial statements were prepared in conformity with generally accepted accounting principles applied on a consistent basis and include, when necessary, the best estimates and judgments of management.
     The company maintains a system of internal controls that provides reasonable assurance that its assets are safeguarded against loss or unauthorized use, that transactions are properly recorded and that financial records provide a reliable basis for the preparation of the consolidated financial statements.
     The Audit Committee of the Board of Directors, composed entirely of directors who are not current employees of Owens & Minor, Inc., meets periodically and privately with the company's independent auditors and internal auditors, as well as with company management, to review accounting, auditing, internal control and financial reporting matters. The independent auditors and internal auditors have direct access to the Audit Committee with and without management present to discuss the results of their activities.




/s/ G. Gilmer Minor, III                       /s/ Ann Greer Rector
----------------------------                   ---------------------------
G. Gilmer Minor, III                           Ann Greer Rector
CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER  SENIOR VICE PRESIDENT & CHIEF
                                               FINANCIAL OFFICER

Quarterly Financial Information
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  1998
                     ==============================================================
Quarters                   1ST             2ND             3RD             4TH
==================   ==============   ============   ==============   =============
Net sales              $  797,950      $ 798,978       $  768,416       $ 716,775
------------------     ----------      ---------       ----------       ---------
Gross margin               82,087         82,533           81,004          81,337
------------------     ----------      ---------       ----------       ---------
Net income                  6,759            145            6,618           6,623
------------------     ----------      ---------       ----------       ---------
Per common share:
  Net income
   Basic               $     0.17      $   (0.01)      $     0.20       $    0.20
   Diluted             $     0.17      $   (0.01)      $     0.20       $    0.20
  Dividends            $    0.050      $   0.050       $    0.050       $   0.050
------------------     ----------      ---------       ----------       ---------
  Market price
   High                $   19.88       $  18.88        $   13.13        $  17.25
   Low                 $   13.13       $  10.00        $   10.00        $  10.63


                                                   1997
                     =================================================================
Quarters                   1st              2nd              3rd              4th
==================   ==============   ==============   ==============   ==============
Net sales              $  749,623       $  776,722       $  785,778       $  804,675
------------------     ----------       ----------       ----------       ----------
Gross margin               75,102           78,041           78,881           84,730
------------------     ----------       ----------       ----------       ----------
Net income                  4,994            5,770            6,478            7,078
------------------     ----------       ----------       ----------       ----------
Per common share:
  Net income
   Basic               $     0.12       $     0.14       $     0.16       $     0.18
   Diluted             $     0.12       $     0.14       $     0.16       $     0.18
  Dividends            $    0.045       $    0.045       $    0.045       $    0.045
------------------     ----------       ----------       ----------       ----------
  Market price
   High                $   11.38        $   16.25        $   15.38        $   15.38
   Low                 $    9.75        $   10.75        $   12.63        $   13.00

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

Owens & Minor, Inc.'s common stock trades on the New York Stock Exchange under the symbol OMI. As of
December 31, 1998, there were approximately 15,500 common shareholders.

Corporate Officers
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

G. GILMER MINOR, III, 58, President since 1981 and Chief Executive Officer since 1984. Chairman of the Board since May, 1994.

CRAIG R. SMITH, 47, Chief Operating Officer since February 1995. Prior to February 1995, Mr. Smith was Executive Vice President, Distribution and Information Systems from 1994 to 1995, Senior Vice President, Distribution and Information Systems from 1993 to 1994 and Senior Vice President, Distribution in 1993.

HENRY A. BERLING, 56. Executive Vice President, Partnership Development since 1995. Mr. Berling was Executive Vice President, Partnership Development and Chief Sales Officer from 1996 to 1998. Prior to 1995, Mr. Berling was Executive Vice President, Sales and Customer Development from 1994 to 1995 and Senior Vice President, Sales and Marketing from 1992 to 1994.

DREW ST. J. CARNEAL, 60, Senior Vice President, General Counsel and Secretary since March, 1990.

JACK M. CLARK, 48, Senior Vice President, Sales and Marketing since November 1997. Mr. Clark was employed by Campbell Soup Company from 1996 to 1997, serving as Vice President, U.S. Sales and Marketing. From 1987 to 1996, he was employed by Coca-Cola USA where his last position was Area Vice President.

GLORIA M. FARROW, 51, Senior Vice President and Managing Director, Human Resources since April 1997. Ms. Farrow was employed by Allstate Insurance Company from 1973 to 1996 in various positions including Assistant Vice President, Corporate Human Resources.

MARK R. GORDON, 45, Senior Vice President, Marketing, since September 1998. Mr. Gordon was Senior Vice President, Strategic Planning and Business Development from November 1997 to September 1998. Mr. Gordon was employed by The Procter & Gamble Company from 1979 to 1997, serving in various positions including Vice President-Latin America and Corporate Officer.

JAMES L. GRIGG, 51, Senior Vice President, Supply Chain Management since August 1996. Mr. Grigg joined the company in June 1996 as Senior Vice President, Product. Mr. Grigg was Vice President, Trade Relations and Product Management for FoxMeyer Health Corp. from 1992 to 1996.

F. LEE MARSTON, 45, Senior Vice President and Chief Information Officer since April 1997. Prior to joining the company, Mr. Marston was President of The Logistics Technology Group. From 1993 to 1996 he also directed the logistics information systems practice of the Progress Group, a logistics consulting firm.

ANN GREER RECTOR, 41, Senior Vice President and Chief Financial Officer since August 1996. From 1995 to 1996 Ms. Rector served as Vice President and Controller. From 1992 to 1995, Ms. Rector was Vice President and Controller of USAir Group, Inc.

RICHARD F. BOZARD, 51, Vice President and Treasurer since 1991.

OLWEN B. CAPE, 48, Vice President and Controller since June 1997. Ms. Cape was employed by Bausch & Lomb Incorporated from 1990 to 1997 serving in various financial positions, including Director, Business Analysis & Planning.

CHARLES C. COLPO, 41, Vice President, Operations since August, 1998. Prior to August 1998, Mr. Colpo was Vice President, Supply Chain Process from 1996 to 1998, Vice President, Inventory Management from 1995 to 1996 and Director, Business Process Redesign from 1994 to 1995. From 1984 to 1994, Mr. Colpo served as Division Vice President.

HUGH F. GOULDTHORPE, JR., 59, Vice President, Quality and Communications since 1993.

WAYNE B. LUCK, 42, Vice President, Business Technology Group, since November 1998. Prior to November 1998, Mr. Luck was Vice President, Information Technology from 1995 to 1998. Mr. Luck served as Director, Application Services from 1993 to 1995.

BRUCE J. MACALLISTER, 47, Group Vice President, East since 1997. Prior to 1997, Mr. MacAllister was Group Vice President, Southern and Western Regions from 1995 to 1997. From 1993 to 1995 Mr. MacAllister was Division Vice President.

THOMAS J. SHERRY, 50, Group Vice President, West since November 1997. Mr. Sherry was Senior Vice President, Customer Care from 1996 to 1997, and Vice President, Sales and Marketing from 1994, when Stuart Medical Inc. was acquired by the company, to 1996. Prior to this acquisition, Mr. Sherry had been employed by Stuart Medical Inc. as Executive Vice President.

HUE THOMAS, III, 59, Vice President, Corporate Relations since 1991.

Board of Directors
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Henry A. Berling (56) (1) (4)
Executive Vice President,
Partnership Development,
Owens & Minor, Inc.

Josiah Bunting, III (58) (2) (4)
Superintendent,
Virginia Military Institute

R. E. Cabell, Jr., Esq. (75) (1) (2)*
Retired (Of Counsel) from
Williams, Mullen, Christian
& Dobbins

James B. Farinholt, Jr. (64) (1) (2) (4)*
Special Assistant to the President
for Economic Development,
Virginia Commonwealth University

Vernard W. Henley (69) (2) (3) (5)
Chairman & CEO,
Consolidated Bank & Trust Company

E. Morgan Massey (72) (3) (4) (5)
Chairman,
Inter-American Coal, N.V.
Chairman Emeritus,
A.T. Massey Coal Company, Inc.

G. Gilmer Minor, III (58) (1)* (4)
Chairman, President & CEO,
Owens & Minor, Inc.

James E. Rogers (53) (1) (3)* (4)
President,
SCI Investors Inc.

James E. Ukrop (61) (3) (4)
Chairman,
Ukrop's Super Markets, Inc.

Anne Marie Whittemore (53) (1) (3) (5)*
Partner,
McGuire, Woods, Battle & Boothe LLP



--------------------------------------------------------------------------------
Board Committees: 1 Executive Committee, 2 Audit Committee, 3 Compensation & Benefits Committee
4 Strategic Planning Committee, 5 Governance & Nominating Committee, * Denotes Chairperson

Corporate Information
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Annual Meeting
The annual meeting of Owens & Minor, Inc. shareholders will be held on Wednesday, April 28, 1999, at the Virginia Historical Society, 428 North Boulevard, Richmond, Virginia.

Transfer Agent, Registrar and Dividend Disbursing Agent
The Bank of New York
Shareholder Relations Department-11E
P.O. Box 11258
Church Street Station
New York, NY 10286
800.524.4458
shareowner-svcs@bankofny.com

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan offers holders of Owens & Minor, Inc. common stock an opportunity to buy additional shares automatically with cash dividends and to buy additional shares with voluntary cash payments. Under the plan, the Company pays all brokerage commissions and service charges for the acquisition of shares. Information regarding the plan may be obtained by writing the transfer agent at the following address:
   The Bank of New York
   Dividend Reinvestment Department
   P.O. Box 1958
   Newark, NJ 07101-9774

Shareholder Records
Direct correspondence concerning Owens & Minor, Inc. stock holdings or change of address to The Bank of New York's Shareholder Services Department (listed above). Direct correspondence concerning lost or missing dividend checks to:
   Receive and Deliver Department-11W
   P.O. Box 11002
   Church Street Station
   New York, NY 10286

Duplicate Mailings
When a shareholder owns shares in more than one account or when several shareholders live at the same address, they may receive multiple copies of annual and quarterly reports. To eliminate multiple mailings, please write to the transfer agent.

Counsel
Hunton & Williams
Richmond, Virginia

Independent Auditors
KPMG LLP
Richmond, Virginia

Stock Exchange Listing
The Company's common shares are listed on the New York Stock Exchange. The trading symbol is OMI.

Press Releases
Owens & Minor, Inc.'s press releases are available through Company News On-Call by fax-on-demand at 800.758.5804, ext. 667125, or at www.prnewswire.com or at www.owens-minor.com.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 1999.

                                             OWENS & MINOR, INC.

By: /s/ G. Gilmer Minor, III
    ------------------------------
     G. Gilmer Minor, III
     Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant on the 9th day of March 1999 and in the capacities indicated.

/s/ G. Gilmer Minor, III                  Chairman, President and Chief
---------------------------               Executive Officer and Director
  G. Gilmer Minor, III                    (Principal Executive Officer)

/s/ Ann Greer Rector                      Senior Vice President and
---------------------------               Chief Financial Officer
  Ann Greer Rector                        (Principal Financial Officer)

/s/ Olwen B. Cape                         Vice President and Controller
---------------------------               (Principal Accounting Officer)
  Olwen B. Cape

/s/ Henry A. Berling                      Executive Vice President,
---------------------------               Partnership Development and
  Henry A. Berling                        Director

/s/ Josiah Bunting, III                   Director
---------------------------
  Josiah Bunting, III


/s/ R. E. Cabell, Jr.                     Director
---------------------------
  R. E. Cabell, Jr.

/s/ James B. Farinholt, Jr.               Director
---------------------------
  James B. Farinholt, Jr.

/s/ Vernard W. Hensley                    Director
---------------------------
  Vernard W. Hensley

/s/ E. Morgan Massey                      Director
---------------------------
  E. Morgan Massey

/s/ James E. Rogers                       Director
---------------------------
  James E. Rogers

/s/ James E. Ukrop                        Director
---------------------------
  James E. Ukrop

/s/ Anne Marie Whittemore                 Director
---------------------------
  Anne Marie Whittemore

                              Owens & Minor, Inc.
                            Statement of Differences

1. The printed Annual Report and Form 10-K contains numerous graphs, a map and photographs not incorporated into the electronic Form 10-K.

2. The 10-K cover sheet and index, presented on pages 48 and 49 of the printed document, have been repositioned to the front of the electronic document.

INDEX TO EXHIBITS

Description

2.1 Agreement of Exchange dated December 22, 1993, as amended and restated on March 31, 1994, by and among Stuart Medical, Inc., Owens & Minor, Inc. and certain shareholders of Stuart Medical, Inc. (incorporated herein by reference to the Company's Proxy Statement/Prospectus dated April 6, 1994, Annex III)**

3.1 Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)

3.2    Amended and Restated Bylaws of Owens & Minor, Inc.

4.1 Indenture dated as of May 29, 1996 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee ("Notes Indenture") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4(a), for the quarter ended June 30, 1996)

4.2 Supplemental Indenture No. 1 dated as of May 12, 1998 to Notes Indenture (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 1998)

4.3 Amended and Restated Rights Agreement dated as of May 10, 1994 between Owens & Minor, Inc. and Bank of New York, as successor Rights Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

4.4 Credit Agreement dated as of September 15, 1997 by and among Owens & Minor, Inc., certain of its subsidiaries, the various banks and lending institutions identified on the signature pages thereto, NationsBank, N.A., as agent, Bank of America NT and SA and Crestar Bank, as co-agents, and NationsBank, N.A., as administrative agent ("Credit Agreement") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended September 30, 1997)

4.5 Amendment No. 1 dated as of April 27, 1998 to Credit Agreement (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 1998)

4.6 Junior Subordinated Debentures Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.1)

4.7 First Supplemental Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.2)

4.8 Registration Rights Agreement dated as of May 13, 1998 between Owens & Minor, Inc. and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co. (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.3)

4.9 Amended and Restated Declaration of Trust of Owens & Minor Trust I (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.4)

4.10   Restated Certificate of Trust of Owens & Minor Trust I (included in
       Exhibit 4.9)

4.11   Form of $2.6875 Term Convertible Security (included in Exhibit 4.9)

4.12   Form of 5.375% Junior Subordinated Convertible Debenture (included in
       Exhibit 4.7)


4.13 Owens & Minor, Inc. Guarantee Agreement dated as of May 13, 1998 (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.8)

10.1 Owens & Minor, Inc. Annual Incentive Plan (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25,
       1991)*

10.2 Owens & Minor, Inc. Management Equity Ownership Program (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q,
       Exhibit 10(a), for the quarter ended September 30, 1997)*

10.3 Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 ("Pension Plan") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.4 Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.5   Amendment No. 2 to Pension Plan*

10.6 Owens & Minor, Inc. Supplemental Executive Retirement Plan dated July 1, 1991 ("SERP") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31,
       1991)*

10.7 First Amendment to SERP, effective July 30, 1996 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit
       10(e), for the quarter ended September 30, 1996)*

10.8   Forms of Owens & Minor, Inc. Executive Severance Agreements*

10.9 Agreement dated May 1, 1991 by and between Owens & Minor, Inc. and W. Frank Fife (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(m), for the year ended December 31,
       1992)*

10.10 Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.11 Amended and Restated Owens & Minor, Inc. 1993 Directors' Compensation Plan ("Directors' Plan") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1996)*

10.12 The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors' Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

10.13 Owens & Minor, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Annex A of the Company's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.14 Owens & Minor, Inc. 1998 Directors' Compensation Plan (incorporated herein by reference from Annex B of the Company's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.15  Amendment No. 1 to Owens & Minor, Inc. 1998 Directors' Compensation Plan*

10.16 Form of Enhanced Authorized Distribution Agency Agreement dated as of August 20, 1997 between VHA, Inc. and Owens & Minor (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(d), for the quarter ended September 30, 1997)***

10.17 Amended and Restated Purchase and Sale Agreement dated as of May 28, 1996 among Owens & Minor Medical, Inc., Owens & Minor, Inc. and O&M Funding Corp. (incorporated herein by reference to the Company's Quarterly
       Report on Form 10-Q, Exhibit 10(a), for the quarter ended June 30, 1996)

10.18 Amended and Restated Receivables Purchase Agreement dated as of May 28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association, as Administrator (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(b), for the quarter ended June 30, 1996)

10.19 First Amendment dated as of October 17, 1997 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q,
       Exhibit 10(b), for the quarter ended September 30, 1997)

10.20 Amended and Restated Parallel Asset Purchase Agreement dated as of May 28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., the Parallel Purchasers from time to time party thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended June 30, 1996)

10.21 First Amendment dated as of October 17, 1997 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended September 30, 1997)

11.1 Calculation of Net Income (Loss) Per Common Share [Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 11 - Net Income (Loss) per Common Share]

21.1   Subsidiaries of Registrant

23.1   Consent of KPMG LLP, independent auditors

27.1   Financial Data Schedule

*      Management contract or compensatory plan or arrangement.

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