Form 10-Q
period 1999-03-31
OWENS & MINOR INC/VA/
filed 1999-05-06
CIK 75252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _____________

Commission file number              1-9810

                               Owens & Minor, Inc.
---------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                                    54-1701843
---------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)

4800 Cox Road, Glen Allen, Virginia                         23060
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Post Office Box 27626, Richmond, Virginia                  23261-7626
---------------------------------------------------------------------------
(Mailing address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (804) 747-9794

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No _____

      The number of shares of Owens & Minor, Inc.'s common stock outstanding as of April 30, 1999, was 32,684,682 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                      Index

                                                                      Page

Part I. Financial Information

        Item 1.  Financial Statements
                 Consolidated Statements of Income - Three
                 Months Ended March 31, 1999 and 1998                  3

                 Consolidated Balance Sheets -  March 31, 1999
                 and December 31, 1998                                 4

                 Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 1999 and 1998                         5

                 Notes to Consolidated Financial Statements            6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  13

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk                                          17

Part II.    Other Information

        Item 1.  Legal Proceedings                                    17

        Item 6.  Exhibits and Reports on Form 8-K                     17

Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                        Consolidated Statements of Income

      (In thousands, except per share data)
     (Unaudited)                                  Three Months Ended
                                                       March 31,
                                              ----------------------------
                                                   1999           1998
                                              -------------  -------------

     Net sales                                $     741,084  $    797,950
     Cost of goods sold                             662,355       715,863
                                                 ----------    -----------

     Gross margin                                    78,729        82,087
                                                 ----------    -----------

     Selling, general and administrative expenses    58,598        60,942
     Depreciation and amortization                    4,461         4,468
     Interest expense, net                            3,096         3,613
     Discount on accounts receivable securitization     995         1,609
     Distributions on mandatorily redeemable
        preferred securities                          1,774             -
                                                 ----------    -----------
     Total expenses                                  68,924        70,632
                                                 ----------    -----------

     Income before income taxes                       9,805        11,455
     Income tax provision                             4,314         4,696
                                                 ----------    -----------

     Net income                                       5,491         6,759

     Dividends on preferred stock                         -         1,294
                                                 ----------    -----------

     Net income attributable to common stock  $       5,491  $      5,465
                                                 ==========    ===========


     Net income per common share - basic      $        0.17  $       0.17
                                                 ==========    ===========

     Net income per common share - diluted    $        0.17  $       0.17
                                                 ==========    ===========

     Cash dividends per common share          $        0.05  $       0.05
                                                 ==========    ===========


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                           Consolidated Balance Sheets

(In thousands, except per share data)         March 31,     December 31,
                                                1999            1998
                                             ---------------------------------
Assets                                        (Unaudited)

Current assets
   Cash and cash equivalents                  $     730        $     546
   Accounts and notes receivable, net
     of allowance of $6,393 and $6,273          231,742          213,765
   Merchandise inventories                      301,257          275,094
   Other current assets                           8,818           14,816
                                              ----------       ----------
   Total current assets                         542,547          504,221
Property and equipment, net of accumulated
   depreciation of $48,001 and $45,812           25,543           25,608
Goodwill, net of accumulated
   amortization of $23,980 and $22,843          157,139          158,276
Other assets, net                                29,700           29,663
                                              ----------       ----------
     Total assets                             $ 754,929        $ 717,768
                                              ===========      ==========

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                           $ 241,793        $ 206,251
   Accrued payroll and related liabilities        6,258            8,974
   Other accrued liabilities                     53,859           53,749
                                              -----------      ----------
   Total current liabilities                    301,910          268,974
Long-term debt                                  150,000          150,000
Accrued pension and retirement plans              5,809            5,668
                                              -----------      ----------
   Total liabilities                            457,719          424,642
                                              -----------      ----------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary
     trust, holding solely convertible
     debentures of Owens & Minor, Inc.          132,000          132,000
                                              -----------      ----------
Shareholders' equity
   Preferred stock, par value $100 per share;
     authorized - 10,000 shares
        Series A; Participating Cumulative
        Preferred Stock; none issued                  -                -
   Common stock, par value $2 per share;
     authorized - 200,000 shares; issued and
     outstanding  - 32,686  shares and 32,618
     shares                                      65,372           65,236
   Paid-in capital                               12,371           12,280
   Retained earnings                             87,467           83,610
                                              -----------      ----------
   Total shareholders' equity                   165,210          161,126
                                              -----------      ----------
   Total liabilities and shareholders' equity $ 754,929        $ 717,768
                                              ===========      ==========

          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


(In thousands)                                           Three Months Ended
(Unaudited)                                                   March 31,
                                                       ------------------------
                                                         1999          1998
                                                       ----------   -----------
Operating activities
Net income                                             $  5,491     $  6,759
Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                        4,461        4,468
     Provision for LIFO reserve                             610        2,617
     Provision for losses on accounts and notes
       receivable                                           240           84
     Changes in operating assets and liabilities:
       Accounts and notes receivable                    (18,217)      11,269
       Merchandise inventories                          (26,773)     (24,484)
       Accounts payable                                  68,307       48,551
       Net change in other current assets
         and current liabilities                          3,393        5,092
     Other                                                  428       (1,039)
                                                       ----------   -----------
Cash provided by operating activities                    37,940       53,317
                                                       ----------   -----------

Investing activities
Additions to property and equipment                      (2,124)      (1,098)
Additions to computer software                             (134)        (815)
Other, net                                               (1,179)          26
                                                       ----------   -----------
Cash used for investing activities                       (3,437)      (1,887)
                                                       ----------   -----------

Financing activities
Reduction of long-term debt                                   -      (32,550)
Other short-term financing, net                         (32,765)     (18,986)
Cash dividends paid                                      (1,634)      (2,916)
Proceeds from exercise of stock options                      80        2,689
                                                       ----------   -----------
Cash used for financing activities                      (34,319)     (51,763)
                                                       ----------   -----------

Net increase (decrease) in cash and cash equivalents        184         (333)

Cash and cash equivalents at beginning of year              546          583
                                                       ---------    -----------

Cash and cash equivalents at end of period             $    730     $    250
                                                       ==========   ===========

          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Accounting Policies
   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 1999 and the consolidated results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

2. Interim Results of Operations
   The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3. Interim Gross Margin Reporting
   The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three month periods ended March 31, 1999 and 1998 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4. Restructuring Reserve
   As a result of the Columbia/HCA Healthcare Corporation contract termination in the second quarter of 1998, the company recorded a nonrecurring restructuring charge to downsize operations. The following table sets forth the activity in the restructuring reserve during the three month period ended March 31, 1999:


      (In thousands)
                                     Balance at                Balance at
                                December 31, 1998  Charges   March 31, 1999
      -----------------------------------------------------------------------
      Losses under lease commitments  $ 3,621       $  360      $ 3,261
      Asset write-offs                  3,463           29        3,434
      Employee separations              1,649          261        1,388
      Other                               508           22          486
      -----------------------------------------------------------------------
         Total                        $ 9,241       $  672      $ 8,569
      =======================================================================

   Approximately   20  employees   were   terminated  in  connection   with  the
   restructuring plan during the three month period ended March 31, 1999.

5. Net Income per Common Share
   The following sets forth the computation of basic and diluted net income per common share:



    (In thousands, except per share data)             Three Months Ended
                                                           March 31,
    --------------------------------------------------------------------------
                                                        1999          1998
    --------------------------------------------------------------------------
    Numerator:
      Net income                                    $  5,491      $  6,759
      Preferred stock dividends                            -         1,294
    --------------------------------------------------------------------------
    Numerator for basic net income per common
       share - net income attributable to common
       stock                                        $  5,491         5,465
      Distributions on convertible mandatorily
       redeemable preferred securities, net of
       income taxes                                      993             -
    --------------------------------------------------------------------------
    Numerator for diluted net income per common
       share - net income attributable to common
       stock after assumed conversions              $  6,484      $  5,465
    --------------------------------------------------------------------------

    Denominator:
      Denominator for basic net income per
       common share - weighted average shares        32,556         32,337
      Effect of dilutive securities:
       Conversion of mandatorily redeemable
         preferred securities                         6,400              -
       Stock options and restricted stock               129            169
    --------------------------------------------------------------------------
    Denominator for diluted net income per
         common share - adjusted weighted
         average shares and assumed
         conversions                                 39,085         32,506
    --------------------------------------------------------------------------
    Net income per common share - basic             $  0.17       $   0.17
    Net income per common share - diluted           $  0.17       $   0.17
    ==========================================================================

6. Condensed Consolidating Financial Information
   The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s 10 7/8% Senior Subordinated 10-year Notes (Notes); and the non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.



Condensed Consolidating Financial Information
(In thousands)
-------------------------------------------------------------------------------------------------------------
Three months ended                     Owens &      Guarantor    Non-guarantor
March 31, 1999                        Minor, Inc.  Subsidiaries  Subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------
Statements of Operations

Net sales                               $     -    $ 741,084      $     -        $     -          $ 741,084

Cost of goods sold                            -      662,355            -              -            662,355
-------------------------------------------------------------------------------------------------------------
Gross margin                                  -       78,729            -              -             78,729
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative
   expenses                                   5       58,501           92              -             58,598
Depreciation and amortization                 -        4,461            -              -              4,461
Interest expense, net                     4,149       (1,053)           -              -              3,096
Intercompany interest expense, net       (1,696)       6,740       (3,924)        (1,120)                 -
Discount on accounts receivable
   securitization                             -            6          989              -                995
Distributions on mandatorily
   redeemable preferred securities            -            -        1,774              -              1,774
-------------------------------------------------------------------------------------------------------------
Total expenses                            2,458       68,655       (1,069)        (1,120)            68,924
=============================================================================================================
Income (loss) before income taxes        (2,458)      10,074        1,069          1,120              9,805
Income tax provision (benefit)           (1,082)       4,441          462            493              4,314
-------------------------------------------------------------------------------------------------------------
Net income (loss)                       $(1,376)   $   5,633      $   607        $   627          $   5,491
=============================================================================================================


Three months ended                     Owens &      Guarantor    Non-guarantor
March 31, 1999                        Minor, Inc.  Subsidiaries  Subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------
Statements of Operations

Net sales                               $     -   $  797,950      $     -        $     -          $ 797,950

Cost of goods sold                            -      715,863            -              -            715,863
-------------------------------------------------------------------------------------------------------------
Gross margin                                  -       82,087            -              -             82,087
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative
   expenses                                   -       60,880           62              -             60,942
Depreciation and amortization                 -        4,468            -              -              4,468
Interest expense, net                     4,443         (830)           -              -              3,613
Intercompany interest expense, net       (3,883)       7,966       (2,900)        (1,183)                 -
Discount on accounts receivable
   securitization                             -           12        1,597              -              1,609
-------------------------------------------------------------------------------------------------------------
Total expenses                              560       72,496       (1,241)        (1,183)            70,632
=============================================================================================================
Income (loss) before income taxes          (560)       9,591        1,241          1,183             11,455
Income tax provision (benefit)             (227)       3,922          504            497              4,696
-------------------------------------------------------------------------------------------------------------
Net income (loss)                          (333)       5,669          737            686              6,759
Dividends on preferred stock              1,294            -            -              -              1,294
-------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to
   common stock                         $(1,627)  $    5,669      $   737        $   686          $   5,465
=============================================================================================================

Condensed Consolidating Financial Information
(In thousands)


-------------------------------------------------------------------------------------------------------------
                                       Owens &      Guarantor    Non-guarantor
March 31, 1999                        Minor, Inc.  Subsidiaries  Subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
  Cash and cash equivalents          $    505     $    224        $      1      $       -        $    730
  Accounts and notes receivable, net        -       87,058         144,684              -         231,742
  Merchandise inventories                   -      301,257               -              -         301,257
  Intercompany advances, net          150,040      121,130           1,183       (272,353)              -
  Other current assets                      -        8,777              41              -           8,818
-------------------------------------------------------------------------------------------------------------

  Total current assets                150,545      518,446         145,909       (272,353)        542,547
Property and equipment, net                 -       25,543               -              -          25,543
Goodwill, net                               -      157,139               -              -         157,139
Intercompany investments              303,941       15,001         136,083       (455,025)              -
Other assets, net                       9,522       18,658           1,520              -          29,700
-------------------------------------------------------------------------------------------------------------

  Total assets                       $464,008     $734,787        $283,512      $(727,378)       $754,929
=============================================================================================================
Liabilities and shareholders' equity

Current liabilities
  Accounts payable                   $      -      241,793        $      -      $       -        $241,793
  Accrued payroll and related
    liabilities                             -        6,258               -              -           6,258
  Intercompany advances, net                -      148,305         124,675       (272,980)              -
  Other accrued liabilities             4,960       47,540           1,359              -          53,859
-------------------------------------------------------------------------------------------------------------

  Total current liabilities             4,960      443,896         126,034       (272,980)        301,910
Long-term debt                        150,000            -               -              -         150,000
Intercompany long-term debt           136,083            -               -       (136,083)              -
Accrued pension and retirement plans        -        5,809               -              -           5,809
-------------------------------------------------------------------------------------------------------------

  Total liabilities                   291,043      449,705         126,034       (409,063)        457,719
-------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust, holding solely
  convertible debentures of
  Owens & Minor, Inc.                       -            -         132,000              -         132,000
-------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                         65,372            -           4,083         (4,083)         65,372
  Paid-in capital                      12,371      299,858          15,001       (314,859)         12,371
  Retained earnings (accumulated
    deficit)                           95,222      (14,776)          6,394            627          87,467
-------------------------------------------------------------------------------------------------------------

  Total shareholders' equity          172,965      285,082          25,478       (318,315)        165,210
-------------------------------------------------------------------------------------------------------------

  Total liabilities and
    shareholders' equity             $464,008     $734,787        $283,512      $(727,378)       $754,929
=============================================================================================================

Condensed Consolidating Financial Information
(In thousands)


-------------------------------------------------------------------------------------------------------------
                                       Owens &      Guarantor    Non-guarantor
December 31, 1998                     Minor, Inc.  Subsidiaries  Subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets

  Cash and cash equivalents         $     505     $      40      $       1      $        -       $      546

  Accounts and notes receivable, net                100,148        113,617               -          213,765

  Merchandise inventories                   -       275,094              -               -          275,094

  Intercompany advances, net          148,992        90,698          1,183        (240,873)               -

  Other current assets                      -        14,816              -               -           14,816
-------------------------------------------------------------------------------------------------------------

  Total current assets                149,497       480,796        114,801        (240,873)         504,221

Property and equipment, net                 -        25,608              -               -           25,608

Goodwill, net                               -       158,276              -               -          158,276

Intercompany investments              303,941        15,001        136,083        (455,025)               -

Other assets, net                       9,784        19,879              -               -           29,663
-------------------------------------------------------------------------------------------------------------

  Total assets                      $ 463,222     $ 699,560      $ 250,884      $ (695,898)      $  717,768
-------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity

Current liabilities

  Accounts payable                  $       -     $ 206,251      $      -       $        -       $  206,251

  Accrued payroll and related
    liabilities                             -         8,974             -                -            8,974

  Intercompany advances, net                -       148,992        92,509         (241,501)               -

  Other accrued liabilities             1,394        50,994         1,361                -           53,749
-------------------------------------------------------------------------------------------------------------

  Total current liabilities             1,394       415,211        93,870         (241,501)         268,974

Long-term debt                        150,000             -             -                -          150,000

Intercompany long-term debt           136,083             -             -         (136,083)               -

Accrued pension and retirement plans        -         5,668             -                -            5,668
--------------------------------------------------------------------------------------------------------------

  Total liabilities                   287,477       420,879        93,870         (377,584)         424,642
--------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust, holding solely
   convertible debentures of
   Owens & Minor, Inc.                      -             -       132,000                -          132,000
--------------------------------------------------------------------------------------------------------------
Shareholders' equity

  Common stock                         65,236             -         4,083           (4,083)          65,236

  Paid-in capital                      12,280       299,858        15,001         (314,859)          12,280

  Retained earnings (accumulated
    deficit)                           98,229       (21,177)        5,930              628           83,610
--------------------------------------------------------------------------------------------------------------

  Total shareholders' equity          175,745       278,681        25,014         (318,314)         161,126
--------------------------------------------------------------------------------------------------------------

  Total liabilities and
    shareholders' equity            $ 463,222     $ 699,560      $250,884      $  (695,898)      $  717,768
==============================================================================================================

Condensed Consolidating Financial Statements
(In thousands)


-------------------------------------------------------------------------------------------------------------
For the three months ended             Owens &      Guarantor    Non-guarantor
March 31, 1999                        Minor, Inc.  Subsidiaries  Subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------
Statements of Cash Flows

Operating activities

Net income (loss)                    $  (1,376)    $   5,633     $    607        $    627         $    5,491

Adjustments to reconcile net income
  (loss) to cash  provided by
  (used for) operating activities:

  Depreciation and amortization              -         4,461            -               -              4,461

  Provision for LIFO reserve                 -           610            -               -                610

  Provision for losses on accounts
    and notes receivable                     -           184           56               -                240

  Changes in operating assets and
    liabilities:

     Accounts and notes receivable           -        12,906      (31,123)              -            (18,217)

     Merchandise inventories                 -       (26,773)           -               -            (26,773)

     Accounts payable                        -        68,307            -               -             68,307

     Net change in other current
       assets and current liabilities    3,566          (172)          (1)                             3,393

Other, net                                 412           644           (1)           (627)               428
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for)
  operating activities                   2,602        65,800      (30,462)              -             37,940
-------------------------------------------------------------------------------------------------------------
Investing activities

Additions to property and equipment          -        (2,124)           -               -             (2,124)

Additions to computer software               -          (134)           -               -               (134)

Other, net                                   -            21       (1,200)              -             (1,179)
-------------------------------------------------------------------------------------------------------------
Cash used for investing activities      (2,237)       (1,200)           -               -             (3,437)
-------------------------------------------------------------------------------------------------------------

Financing activities

Change in intercompany advances         (1,048)      (30,614)      31,662               -                  -

Other short-term financing, net              -       (32,765)           -               -            (32,765)

Cash dividends paid                     (1,634)            -            -               -             (1,634)

Proceeds from exercise of stock
  options                                   80             -            -               -                 80
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for)
  financing activities                  (2,602)      (63,379)      31,662               -            (34,319)
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash                -           184            -               -                184
  equivalents

Cash and cash equivalents at
  beginning of year                        505            40            1               -                546
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                             $     505     $     224     $      1        $      -         $      730
=============================================================================================================



Condensed Consolidating Financial
Statements
(In thousands)

-------------------------------------------------------------------------------------------------------------
For the three months ended             Owens &      Guarantor    Non-guarantor
March 31, 1999                        Minor, Inc.  Subsidiaries  Subsidiaries   Eliminations     Consolidated
-------------------------------------------------------------------------------------------------------------
Statements of Cash Flows

Operating activities

Net income (loss)                     $   (333)     $   5,669     $   737       $    686          $ 6,759
Adjustments to reconcile net income
   (loss) to cash provided by (used for)
   operating activities:

   Depreciation and amortization             -          4,468           -              -            4,468

   Provision for LIFO reserve                -          2,617           -              -            2,617

   Provision for losses on accounts
     and notes receivable                                  29          55                              84

   Changes in operating assets and
   liabilities:

     Accounts and notes receivable           -         18,953      (7,684)             -           11,269

     Merchandise inventories                 -        (24,484)          -              -          (24,484)

     Accounts payable                        -         48,551           -              -           48,551

     Net change in other current
      assets and current liabilities     4,025          1,308        (241)             -            5,092

Other, net                                 282           (634)         (1)          (686)          (1,039)
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for)
  operating activities                   3,974         56,477      (7,134)             -           53,317
-------------------------------------------------------------------------------------------------------------
Investing activities

Additions to property and equipment          -         (1,098)          -              -           (1,098)

Additions to computer software               -           (815)          -              -             (815)

Other, net                                   -             26           -              -               26
-------------------------------------------------------------------------------------------------------------
Cash used for investing activities           -         (1,887)          -              -           (1,887)
-------------------------------------------------------------------------------------------------------------
Financing activities

Reduction of long-term debt            (32,550)             -           -              -          (32,550)

Change in intercompany advances         28,503        (35,637)      7,134              -                -

Other short-term financing, net              -        (18,986)          -              -          (18,986)

Cash dividends paid                     (2,916)             -           -              -           (2,916)

Proceeds from exercise of stock
  options                                2,689              -           -              -            2,689
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for)
  financing activities                  (4,274)       (54,623)      7,134              -          (51,763)
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash
  equivalents                             (300)           (33)          -              -             (333)

Cash and cash equivalents at
  beginning of year                        505             78           -              -              583
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of
  period                              $    205      $      45     $     -       $      -          $   250
=============================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 1998. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

Financial Condition, Liquidity and Capital Resources
Liquidity. The company's liquidity improved during the first quarter of 1999. Combined outstanding debt and off balance sheet accounts receivable securitization borrowings were reduced by $10.0 million to $215.0 million at March 31, 1999, from $225.0 million at December 31, 1998. The reduction was due to the positive impact of cash flow from operations. The capitalization ratio at March 31, 1999, including the Mandatorily Redeemable Preferred Securities (Securities) as equity and excluding the effect of the accounts receivable securitization, was 42.0% compared to 43.4% at December 31, 1998. This improvement was primarily the result of the reduction in outstanding borrowings under the off balance sheet accounts receivable securitization.

In May 1998, Owens & Minor, Inc. repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with substantially all the net proceeds of the $132.0 million of Securities issued by Owens & Minor Trust I (Trust). These transactions reduced the company's overall cost of capital for the first quarter of 1999 compared to the first quarter in 1998.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 1999, the company had $225.0 million of unused credit under its revolving credit facility and approximately $67.4 million under its receivables financing facility.

Working Capital Management. The company's working capital at March 31, 1999 increased by $30.9 million from March 31, 1998. The company's accounts receivable days sales outstanding (excluding the impact of the off balance sheet accounts receivable securitization) increased to 35.6 at March 31, 1999, from
33.0 at March 31, 1998, and inventory turnover decreased to 9.3 times in the first quarter of 1999 from 9.8 times in the first quarter of 1998. These changes were driven in part by the reduction in the sales base due to the loss of the Columbia/HCA Healthcare Corporation (Columbia/HCA) contract, partially offset by sales to Tenet BuyPower, a new customer, beginning in February 1999.

Capital Expenditures. Capital expenditures were approximately $2.3 million in the first quarter of 1999, of which approximately $1.5 million was for computer hardware and software, including $0.5 million for system upgrades to prepare for Year 2000. The company expects to continue to invest in technology, including system upgrades, as the most cost-effective method of reducing operating expenses. These capital expenditures are expected to be funded through cash flow from operations.

Restructuring reserve. As a result of the Columbia/HCA contract termination in the second quarter of 1998, the company recorded a nonrecurring restructuring charge to downsize operations. In the first quarter of 1999, approximately $0.7 million was charged against this liability. At March 31, 1999, the restructuring reserve had a balance of approximately $8.6 million.

Results of Operations
First quarter of 1999 compared with first quarter of 1998
Net sales. Net sales decreased 7.1% to $741.1 million in the first quarter of 1999 from $798.0 million in the first quarter of 1998. This decrease is primarily due to the impact of the cancellation of the company's distribution contract with Columbia/HCA. The decrease in sales was partially offset by both increased penetration of existing accounts and new customer contracts. Sales for the quarter included sales from Tenet BuyPower, the company's largest new customer, beginning in February 1999.

Gross margin. Gross margin as a percentage of net sales increased to 10.6% in the first quarter of 1999 from 10.3% in the first quarter of 1998. This improvement reflects the company's continued emphasis on supply chain initiatives with key suppliers as well as a lower sales base in 1999.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.9% for the first quarter of 1999, compared to 7.6% for the first quarter of 1998. The increase, as a percentage of net sales, was the result of a lower sales base as the actual expense decreased $2.3 million to $58.6 million in the first quarter of 1999 from $60.9 million in the first quarter of 1998. This reduction was the result of cost-saving initiatives, including the reduction of approximately 300 full-time equivalent (FTE) employees since March 31, 1998. These cost savings were partially offset by increased information technology spending, including $1.0 million of expenses to address Y2K computer issues, compared with $0.8 million in the first quarter of 1998.

Depreciation and amortization. Depreciation and amortization for the first quarter of 1999 was comparable to the first quarter of 1998.

Interest  expense,  net,  and  discount on accounts  receivable  securitization.
Interest expense, net, and discount on accounts receivable securitization decreased to $4.1 million in the first quarter of 1999 from $5.2 million in the first quarter of 1998. This reduction has been a result of the lower level of the combined outstanding debt and the off balance sheet accounts receivable securitization for the first quarter in 1999 compared to the same period in 1998. The company expects to continue to manage these costs by continuing its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

Distributions on mandatorily redeemable preferred securities and dividends on preferred stock. In May 1998, the Trust issued $132.0 million of the Securities. O&M applied substantially all of the net proceeds to repurchase all of its outstanding Series B Cumulative Preferred Stock. As of March 31, 1999, the company had accrued $1.2 million of distributions related to these Securities.

Income taxes. The company had an income tax provision of $4.3 million in the first quarter of 1999 compared with $4.7 million in the first quarter of 1998. The effective tax rate was 44.0%, compared to 41.0% for the same period in 1998 as lower income before taxes increased the impact of nondeductible expenses.

Net income. Net income decreased to $5.5 million in the first quarter of 1999 from $6.8 million in the first quarter of 1998, principally as the result of the issuance of the Securities during second quarter 1998. Net income attributable to common stock of approximately $5.5 million in the first quarter of 1999 was unchanged from the first quarter of 1998. The positive impact of the reduction in SG&A expenses, lower interest expense, net, and discount on accounts receivable securitization and the elimination of preferred dividends was offset by lower sales and the related lower gross margin dollars as well as distributions on the Securities. Although the company continues to pursue initiatives to improve profitability, the future impact on net income cannot be assured.

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

Computer Hardware and Software. In 1997, O&M completed its assessment of its computer hardware and software, and developed a strategy of remediation. This strategy includes retirement of outdated software and replacement or repair of the remaining software and hardware. The company began repair and replacement efforts in 1997, and expects they will be substantially complete by mid-1999, prior to any currently anticipated impact on its computer hardware and software. Testing of repairs is expected to be substantially complete in the third quarter of 1999, but will continue through the end of the year. O&M estimates that, as of March 31, 1999, it had completed approximately 98% of the repair, 60% of replacement, and 40% of the testing that it believes will be necessary to fully address potential Y2K issues relating to its computer hardware and software.

Other Systems and Equipment. The company has completed an inventory and assessment of non-computer related systems and equipment at its operating divisions and a similar inventory and assessment at its corporate offices. O&M believes that the impact on operations of potential noncompliance for these systems and equipment would be minimal. The company is continuing its program of replacement and repair of non-compliant systems and equipment, and expects this effort to be complete by late 1999.

Suppliers and Customers. O&M has contacted its significant suppliers to determine the extent to which the company is vulnerable to the suppliers' failure to remediate their Y2K compliance issues. Of the suppliers representing approximately 90% of O&M's sales, 89% have responded, and, of those responding, 94% have indicated that they have either remedied their Y2K compliance issues, or plan to do so before the end of 1999. The company will be conducting tests with selected suppliers beginning in the second quarter of 1999.

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

The company estimates the cost of its Y2K remediation efforts will total approximately $9.7 million of operating expenses and $6.7 million of capital expenditures. These expenditures will be funded from operating cash flows. Through March 31, 1999, O&M had incurred approximately $6.7 million of expenses and $4.3 million of capital spending related to its Y2K efforts, of which $1.0 million and $0.5 million were incurred in the first quarter of 1999. For the remainder of 1999, the company expects to incur approximately $3.0 million of expenses and $2.4 million of capital spending. Other information technology efforts have not been significantly delayed by Y2K initiatives.

O&M is working on, but has not yet completed, an analysis of the operational problems that would be reasonably likely to result from the failure by the company and certain third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. The company is currently determining its most reasonably likely worst-case scenario and will be developing contingency plans to address this scenario. O&M plans to complete its analysis and contingency planning by late 1999.

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

The costs of O&M's Y2K efforts and the dates on which the company believes it will complete these efforts are based upon management's current estimates. These estimates used numerous assumptions regarding future events, including the continued availability of certain resources, third party remediation plans and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated.

Risks
The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, and changes in the way medical and surgical services are delivered to patients.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Through March 31, 1999, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.  Exhibits and Reports on Form 8-K.
      (a)   Exhibits
            3 (ii)      Amended and Restated Bylaws of Owens & Minor, Inc.
            27          Financial Data Schedule

      (b)   Reports on Form 8-K
            The company filed a Current Report on Form 8-K dated March 11, 1999, Items 5 and 7, with respect to the issuance of a press release relating to the death of Ann Greer Rector, Senior Vice President and Chief Financial Officer of the company.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Owens & Minor, Inc.
                                    ------------------------------
                                    (Registrant)



Date     May 6, 1999                 /s/ Richard F. Bozard
      --------------                ------------------------------
                                    Richard F. Bozard
                                    Vice President & Treasurer
                                    Acting Chief Financial Officer



Date     May 6, 1999                 /s/ Olwen B. Cape
      ---------------               ------------------------------
                                    Olwen B. Cape
                                    Vice President & Controller
                                    Chief Accounting Officer

                             Exhibits Filed with SEC

Exhibit #
---------

3 (ii)    Amended and Restated Bylaws of Owens & Minor, Inc.
27        Financial Data Schedule