Form 10-Q
period 1999-06-30
OWENS & MINOR INC/VA/
filed 1999-08-11
CIK 75252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to ____________

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
                                                     --------------

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

           The number of shares of Owens & Minor, Inc.'s common stock outstanding as of August 6, 1999, was 32,696,937 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                      Index

                                                                                                      Page

Part I.      Financial Information

             Item 1.  Financial Statements
                         Consolidated Statements of Operations - Three Months and
                         Six Months Ended June 30, 1999 and 1998                                        3

                         Consolidated Balance Sheets -
                         June 30, 1999 and December 31, 1998                                            4

                         Consolidated Statements of Cash Flows -
                         Six Months Ended June 30, 1999 and 1998                                        5

                         Notes to Consolidated Financial Statements                                     6

             Item 2.  Management's Discussion and Analysis of Financial                                13
                         Condition and Results of Operations

             Item 3.  Quantitative and Qualitative Disclosures About Market Risk                       17

Part II.     Other Information

             Item 1.  Legal Proceedings                                                                17

             Item 4.  Submission of Matters to a Vote of Shareholders                                  17

             Item 6.  Exhibits and Reports on Form 8-K                                                 18

Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)


                                                     Three Months Ended            Six Months Ended
                                                          June 30,                      June 30,
                                                 --------------------------    --------------------------
                                                     1999          1998           1999           1998
                                                 -----------    -----------    -----------    -----------

Net sales                                        $   772,360    $   798,978    $ 1,513,444    $ 1,596,928
Cost of goods sold                                   692,013        716,445      1,354,368      1,432,308
                                                 -----------    -----------    -----------    -----------

Gross margin                                          80,347         82,533        159,076        164,620
                                                 -----------    -----------    -----------    -----------

Selling, general and administrative expenses          59,488         61,079        118,086        122,021
Depreciation and amortization                          4,684          4,505          9,145          8,973
Interest expense, net                                  3,034          3,190          6,130          6,803
Discount on accounts receivable securitization           795          1,377          1,790          2,986
Distributions on mandatorily redeemable
     preferred securities                              1,774            935          3,548            935
Nonrecurring restructuring expenses                   (1,000)        11,200         (1,000)        11,200
                                                 -----------    -----------    -----------    -----------
Total expenses                                        68,775         82,286        137,699        152,918
                                                 -----------    -----------    -----------    -----------

Income before income taxes                            11,572            247         21,377         11,702
Income tax provision                                   5,092            102          9,406          4,798
                                                 -----------    -----------    -----------    -----------

Net income                                             6,480            145         11,971          6,904

Dividends on preferred stock                             -              604            -      $     1,898
                                                 -----------    -----------    -----------    -----------


Net income (loss) attributable to common stock   $     6,480    $      (459)   $    11,971    $     5,006
                                                 ===========    ===========    ===========    ===========

Net income (loss) per common share-basic         $      0.20    $     (0.01)   $      0.37    $      0.15
                                                 ===========    ===========    ===========    ===========

Net income (loss) per common share-diluted       $      0.19    $     (0.01)   $      0.36    $      0.15
                                                 ===========    ===========    ===========    ===========

Cash dividends per common share                  $      0.06    $      0.05    $      0.11    $      0.10
                                                 ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                           Consolidated Balance Sheets



(In thousands, except per share data)                                                        June 30,    December 31,
                                                                                               1999         1998
                                                                                            -----------  ------------
Assets                                                                                      (Unaudited)

Current assets
    Cash and cash equivalents                                                                 $    505   $    546
    Accounts and notes receivable, net
        of allowance of $6,601 and $6,273                                                      229,132    213,765
    Merchandise inventories                                                                    283,393    275,094
    Other current assets                                                                        13,868     14,816
                                                                                              --------   --------

    Total current assets                                                                       526,898    504,221
Property and equipment, net of accumulated
    depreciation of $49,785 and $45,812                                                         26,408     25,608
Goodwill, net of accumulated
    amortization of $25,115 and $22,843                                                        156,003    158,276
Other assets, net                                                                               30,960     29,663
                                                                                              --------   --------
        Total assets                                                                          $740,269   $717,768
                                                                                              ========   ========

Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                                                          $230,776   $206,251
    Accrued payroll and related liabilities                                                      4,318      8,974
    Other accrued liabilities                                                                   47,236     53,749
                                                                                              --------   --------
    Total current liabilities                                                                  282,330    268,974
Long-term debt                                                                                 150,000    150,000
Accrued pension and retirement plans                                                             5,944      5,668
                                                                                              --------   --------
    Total liabilities                                                                          438,274    424,642
                                                                                              --------   --------

Company-obligated mandatorily redeemable preferred securities of subsidiary
        trust, holding solely convertible debentures of Owens & Minor, Inc.                    132,000    132,000
                                                                                              --------   --------
Shareholders' equity
     Preferred stock, par value $100 per share;
         authorized - 10,000 shares
        Series A; Participating Cumulative
             Preferred Stock; none issued                                                          -          -
     Common stock, par value $2 per share;
         authorized - 200,000 shares; issued and
         outstanding - 32,696 shares and 32,618 shares                                          65,392     65,236
     Paid-in capital                                                                            12,618     12,280
     Retained earnings                                                                          91,985     83,610
                                                                                              --------   --------
     Total shareholders' equity                                                                169,995    161,126
                                                                                              --------   --------
     Total liabilities and shareholders' equity                                               $740,269   $717,768
                                                                                              ========   ========


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows




(In thousands)                                                        Six Months Ended
(Unaudited)                                                               June 30,
                                                                ---------------------------
                                                                    1999         1998
                                                                -----------  --------------

Operating activities
Net income                                                      $  11,971    $   6,904
Adjustments to reconcile net income to cash
    provided by operating activities:
        Depreciation and amortization                               9,145        8,973
        Nonrecurring restructuring provision                       (1,000)      11,200
        Provision for LIFO reserve                                  1,200        2,497
        Provision for losses on accounts and notes receivable         502          224
        Changes in operating assets and liabilities:
            Accounts and notes receivable                         (15,869)     (10,334)
            Merchandise inventories                                (9,499)     (45,707)
               Accounts payable                                    59,231       73,919
            Net change in other current assets
                and current liabilities                            (9,220)      (4,696)
        Other                                                       1,262         (339)
                                                                ---------    ---------
Cash provided by operating activities                              47,723       42,641
                                                                ---------    ---------

Investing activities
Additions to property and equipment                                (5,355)      (2,453)
Additions to computer software                                     (3,041)      (2,961)
Other, net                                                         (1,146)          38
                                                                ---------    ---------
Cash used for investing activities                                 (9,542)      (5,376)
                                                                ---------    ---------

Financing activities
Net proceeds from issuance of mandatorily redeemable
     preferred securities                                             -        127,610
Repurchase of preferred stock                                         -       (115,000)
Reduction of long-term debt                                           -        (32,550)
Other financing, net                                              (34,706)     (14,386)
Cash dividends paid                                                (3,596)      (6,010)
Proceeds from exercise of stock options                                80        3,117
                                                                ---------    ---------
Cash used for financing activities                                (38,222)     (37,219)
                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents                  (41)          46

Cash and cash equivalents at beginning of period                      546          583
                                                                =========    =========

Cash and cash equivalents at end of period                      $     505    $     629
                                                                =========    =========


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Accounting Policies
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 1999 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 1999 and 1998.

2.    Interim Results of Operations
      The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.    Interim Gross Margin Reporting
      The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and six month periods ended June 30, 1999 and 1998 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.    Restructuring Reserve
      As a result of the Columbia/HCA Healthcare Corporation contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge to downsize operations. In the second quarter of 1999 the company re-evaluated its estimate of the remaining costs to be incurred in connection with the restructuring plan, and reduced the reserve by $1.0 million. The following table sets forth the activity in the restructuring reserve during the second quarter of 1999:


                                               Balance at                                    Balance at
   (In thousands)                            March 31, 1999     Charges    Adjustments     June 30, 1999
   -----------------------------------------------------------------------------------------------------

   Losses under lease commitments                $ 3,261      $     472    $      203        $ 2,992
   Asset write-offs                                3,434             16             -          3,418
   Employee separations                            1,388            105        (1,203)            80
   Other                                             486              4             -            482
   -----------------------------------------------------------------------------------------------------
   Total                                         $ 8,569      $     597    $   (1,000)       $ 6,972
   =====================================================================================================


Four employees were terminated in connection with the restructuring plan during the three month period ended June 30, 1999.

5.    Net Income (Loss) per Common Share
      The following sets forth the computation of basic and diluted net income
      (loss) per common share:

       (In thousands, except per share data)

                                                                            Three Months Ended                Six Months Ended
                                                                                 June 30,                          June 30,
                                                                      --------------------------------  ----------------------------
                                                                            1999              1998            1999            1998
                                                                      ---------------   --------------  ----------------  ----------

       Numerator:
         Net income                                                    $    6,480        $      145      $    11,971       $   6,904
         Preferred stock dividends                                              -               604                -           1,898
       -----------------------------------------------------------------------------------------------------------------------------
       Numerator for basic net income (loss) per common
         share - net income (loss) attributable to common stock             6,480              (459)          11,971           5,006
       Distributions on convertible mandatorily redeemable
         preferred securities, net of income taxes                            993                 -            1,987               -
       -----------------------------------------------------------------------------------------------------------------------------
       Numerator for diluted net income (loss) per common
         share - net income (loss) attributable to common stock after
         assumed conversions                                           $    7,473              (459)          13,958           5,006
       -----------------------------------------------------------------------------------------------------------------------------
        Denominator:
         Denominator for basic net income (loss) per
            common share - weighted average shares                         32,572            32,546           32,564          32,442
         Effect of dilutive securities:
            Conversion of mandatorily redeemable preferred
              securities                                                    6,400                 -            6,400               -
            Stock options and restricted stock                                124                79              127             124
       -----------------------------------------------------------------------------------------------------------------------------
       Denominator for diluted net income (loss) per common
            share - adjusted weighted average shares and
            assumed conversions                                            39,096            32,625           39,091          32,566
       -----------------------------------------------------------------------------------------------------------------------------
       Net income (loss) per common share - basic                      $     0.20        $    (0.01)     $      0.37       $    0.15
       Net income (loss) per common share - diluted                    $     0.19        $    (0.01)     $      0.36       $    0.15
       =============================================================================================================================



6.    Subsequent Event
      On July 30, 1999, the company acquired the net assets of Medix, Inc. (Medix), a distributor of medical/surgical supplies, for approximately $85 million in cash, which included assumed debt. Headquartered in Waunakee, Wisconsin, Medix's customers are primarily in the Midwest and include acute care hospitals, long-term care facilities and clinics. The acquisition will be accounted for as a purchase. Medix's net sales were $183.6 million for their fiscal year ended October 2, 1998.

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

Condensed Consolidating Financial Information
(In thousands)



Six months ended                                     Owens &        Guarantor     Non-guarantor
June 30, 1999                                     Minor, Inc.     Subsidiaries    Subsidiaries    Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                            $      -      $ 1,513,444     $      -       $      -      $ 1,513,444
Cost of goods sold                                          -        1,354,368            -              -        1,354,368
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                                                -          159,076            -              -          159,076
-----------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                  5        117,774            307            -          118,086
Depreciation and amortization                               -            9,145            -              -            9,145
Interest expense, net                                     8,286         (2,156)           -              -            6,130
Intercompany interest expense, net                       (3,427)        12,572         (8,071)        (1,074)           -
Discount on accounts receivable securitization              -               17          1,773            -            1,790
Distributions on mandatorily redeemable
   preferred securities                                     -              -            3,548            -            3,548
Nonrecurring restructuring expenses                         -           (1,000)           -              -           (1,000)
-----------------------------------------------------------------------------------------------------------------------------
Total expenses                                            4,864        136,352         (2,443)        (1,074)       137,699
-----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        (4,864)        22,724          2,443          1,074         21,377
Income tax provision (benefit)                           (2,141)        10,037          1,037            473          9,406
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    (2,723)   $    12,687    $     1,406    $       601    $    11,971
=============================================================================================================================






Six months ended                                     Owens &         Guarantor     Non-guarantor
June 30, 1998                                     Minor, Inc.     Subsidiaries     Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Statements of Operations

Net sales                                            $      -      $ 1,596,928     $      -       $      -      $ 1,596,928
Cost of goods sold                                          -        1,432,308            -              -        1,432,308
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                                                -          164,620            -              -          164,620
-----------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                  5        121,889            127            -          122,021
Depreciation and amortization                               -            8,973            -              -            8,973
Interest expense, net                                     8,595         (1,792)           -              -            6,803
Intercompany interest expense, net                       (6,705)        14,145         (6,352)        (1,088)           -
Discount on accounts receivable securitization              -               40          2,946            -            2,986
Distribution on mandatorily redeemable
   preferred securities                                     -              -              935            -              935
Nonrecurring restructuring expenses                         -           11,200            -              -           11,200
-----------------------------------------------------------------------------------------------------------------------------
Total expenses                                            1,895        154,455         (2,344)        (1,088)       152,918
=============================================================================================================================
Income (loss) before income taxes                        (1,895)        10,165          2,344          1,088         11,702
Income tax provision (benefit)                             (767)         4,156            952            457          4,798
-----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        (1,128)         6,009          1,392            631          6,904
Dividends on preferred stock                              1,898            -              -              -            1,898
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock      $    (3,026)   $     6,009    $     1,392    $       631    $     5,006
=============================================================================================================================

Condensed Consolidating Financial Information
(In thousands)


------------------------------------------------------------------------------------------------------------------------------

                                                            Owens &      Guarantor     Non-guarantor
June 30, 1999                                              Minor, Inc.  Subsidiaries   Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
    Cash and cash equivalents                                $     504          -       $       1      $   -       $     505
    Accounts and notes receivable, net                             -         91,558       137,574          -         229,132
    Merchandise inventories                                        -        283,393           -            -         283,393
    Intercompany advances, net                                 143,635      113,256         1,183     (258,074)          -
    Other current assets                                           -         13,827            41          -          13,868
------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                       144,139      502,034       138,799     (258,074)      526,898
Property and equipment, net                                        -         26,408           -            -          26,408
Goodwill, net                                                      -        156,003           -            -         156,003
Intercompany investments                                       303,941       15,001       136,083     (455,025)          -
Other assets, net                                                9,235       20,329         1,396          -          30,960
------------------------------------------------------------------------------------------------------------------------------
    Total assets                                             $ 457,315    $ 719,775     $ 276,278    $(713,099)    $ 740,269
==============================================================================================================================
Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                         $     -      $ 230,776     $     -      $     -       $ 230,776
    Accrued payroll and related liabilities                        -          4,318           -            -           4,318
    Intercompany advances, net                                     -        141,985       116,690     (258,675)          -
    Other accrued liabilities                                    1,314       44,575         1,347          -          47,236
------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                    1,314      421,654       118,037     (258,675)      282,330
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                 150,000          -             -            -         150,000
Intercompany long-term debt                                    136,083          -             -       (136,083)          -
Accrued pension and retirement plans                               -          5,944           -            -           5,944
------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                           287,397      427,598       118,037     (394,758)      438,274
------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.          -            -         132,000          -         132,000
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
    Common stock                                                65,392          -           4,083       (4,083)       65,392
    Paid-in capital                                             12,618      299,858        15,001     (314,859)       12,618
    Retained earnings (accumulated deficit)                     91,908       (7,681)        7,157          601        91,985
------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                 169,918      292,177        26,241     (318,341)      169,995
------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity               $ 457,315    $ 719,775     $ 276,278    $(713,099)    $ 740,269
==============================================================================================================================

Condensed Consolidating Financial Information
(In thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                               Owens &      Guarantor   Non-guarantor
December 31, 1998                                            Minor, Inc.  Subsidiaries   Subsidiaries  Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheets
Assets
Current assets
    Cash and cash equivalents                                $     505    $      40     $       1       $     -          $     546
    Accounts and notes receivable, net                             -        100,148       113,617             -            213,765
    Merchandise inventories                                        -        275,094           -               -            275,094
    Intercompany advances, net                                 148,992       90,698         1,183        (240,873)             -
    Other current assets                                           -         14,816           -               -             14,816
------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                       149,497      480,796       114,801        (240,873)         504,221
Property and equipment, net                                        -         25,608           -               -             25,608
Goodwill, net                                                      -        158,276           -               -            158,276
Intercompany investments                                       303,941       15,001       136,083        (455,025)             -
Other assets, net                                                9,784       19,879           -               -             29,663
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                             $ 463,222    $ 699,560     $ 250,884       $(695,898)       $ 717,768
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                         $     -      $ 206,251     $     -         $     -          $ 206,251
    Accrued payroll and related liabilities                        -          8,974           -               -              8,974
    Intercompany advances, net                                     -        148,992        92,509        (241,501)             -
    Other accrued liabilities                                    1,394       50,994         1,361             -             53,749
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                    1,394      415,211        93,870        (241,501)         268,974
Long-term debt                                                 150,000          -             -               -            150,000
Intercompany long-term debt                                    136,083          -             -          (136,083)             -
Accrued pension and retirement plans                               -          5,668           -               -              5,668
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                           287,477      420,879        93,870        (377,584)         424,642
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.          -            -         132,000             -            132,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
    Common stock                                                65,236          -           4,083          (4,083)          65,236
    Paid-in capital                                             12,280      299,858        15,001        (314,859)          12,280
    Retained earnings (accumulated deficit)                     98,229      (21,177)        5,930             628           83,610
------------------------------------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                 175,745      278,681        25,014        (318,314)         161,126
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity               $ 463,222    $ 699,560     $ 250,884       $(695,898)       $ 717,768
====================================================================================================================================

Condensed Consolidating Financial Statements
(In thousands)


------------------------------------------------------------------------------------------------------------------------------------
 For the six months ended                                     Owens &      Guarantor   Non-guarantor
 June 30, 1999                                              Minor, Inc.  Subsidiaries  Subsidiaries    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows
Operating activities
Net income (loss)                                            $ (2,723)    $ 12,687     $  1,406        $    601          $ 11,971
Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities:
    Depreciation and amortization                                 -          9,145          -               -               9,145
    Nonrecurring restructuring provision                          -         (1,000)         -               -              (1,000)
    Provision for LIFO reserve                                    -          1,200          -               -               1,200
    Provision for losses on accounts and notes receivable         -            328          174             -                 502
    Changes in operating assets and liabilities:
        Accounts and notes receivable                             -          8,262      (24,131)            -             (15,869)
        Merchandise inventories                                   -         (9,499)         -               -              (9,499)
        Accounts payable                                          -         59,231          -               -              59,231
        Net change in other current assets
               and current liabilities                            (83)      (9,124)         (13)            -              (9,220)
    Other, net                                                    967          797           99            (601)            1,262
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities               (1,839)      72,027      (22,465)            -              47,723
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                               -         (5,355)         -               -              (5,355)
Additions to computer software                                    -         (3,041)         -               -              (3,041)
Other, net                                                        -             54       (1,200)            -              (1,146)
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                -         (8,342)      (1,200)            -              (9,542)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Change in intercompany advances                                 5,354      (29,019)      23,665             -                 -
Other short-term financing, net                                   -        (34,706)         -               -             (34,706)
Cash dividends paid                                            (3,596)         -            -               -              (3,596)
Proceeds from exercise of stock options                            80          -            -               -                  80
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                1,838      (63,725)      23,665             -             (38,222)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (1)         (40)         -               -                 (41)
Cash and cash equivalents at beginning of period                  505           40            1             -                 546
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $    504       $  -       $      1          $  -            $    505
====================================================================================================================================

Condensed Consolidating Financial Statements
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------
 For the six months ended                                  Owens &         Guarantor    Non-guarantor
 June 30, 1998                                           Minor, Inc.     Subsidiaries    Subsidiaries   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows
Operating activities
Net income (loss)                                          $  (1,128)    $   6,009     $   1,392        $     631       $   6,904
Adjustments to reconcile net income (loss) to cash
    provided by (used for) operating activities:
    Depreciation and amortization                                -           8,973           -                -             8,973
    Nonrecurring restructuring provision                         -          11,200           -                -            11,200
    Provision for LIFO reserve                                   -           2,497           -                -             2,497
    Provision for losses on accounts and notes receivable        -             105           119              -               224
    Changes in operating assets and liabilities:
        Accounts and notes receivable                            -          25,242       (35,576)             -           (10,334)
        Merchandise inventories                                  -         (45,707)          -                -           (45,707)
        Accounts payable                                         -          73,919           -                -            73,919
        Net change in other current assets
               and current liabilities                         1,319        (5,789)         (226)             -            (4,696)
    Other, net                                                   554          (150)         (112)            (631)           (339)
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                 745        76,299       (34,403)             -            42,641
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                              -          (2,453)          -                -            (2,453)
Additions to computer software                                   -          (2,961)          -                -            (2,961)
Other, net                                                       -              38           -                -                38
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                               -          (5,376)          -                -            (5,376)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Proceeds from mandatorily redeemable preferred
   securities, net                                            (4,390)          -         132,000              -           127,610
Retirement of preferred stock                                115,000)          -             -                -          (115,000)
Reduction of long-term debt                                  (32,550)          -             -                -           (32,550)
Change in intercompany advances                              154,088       (56,491)      (97,597)             -               -
Other short-term financing, net                                  -         (14,386)          -                -           (14,386)
Cash dividends paid                                           (6,010)          -             -                -            (6,010)
Proceeds from exercise of stock options                        3,117           -             -                -             3,117
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                (745)      (70,877)       34,403              -           (37,219)
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                        -              46           -                -                46
Cash and cash equivalents at beginning of period                 505            78           -                -               583
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $     505     $     124     $     -            $   -         $     629
====================================================================================================================================

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

Financial Condition, Liquidity and Capital Resources
Liquidity. The company's liquidity improved during the first six months of 1999. Combined outstanding debt and off balance sheet accounts receivable securitization levels were reduced by $10.0 million to $215.0 million at June 30, 1999, from $225.0 million at December 31, 1998. The reduction was due to the positive impact of cash flow from operations. The capitalization ratio at June 30, 1999, including the Mandatorily Redeemable Preferred Securities (Securities) as equity and excluding the effect of the accounts receivable securitization, was 41.6% compared to 43.4% at December 31, 1998. This improvement was primarily the result of positive operating cash flows.

In May 1998, O&M repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with substantially all the net proceeds of the $132.0 million of Securities issued by Owens & Minor Trust I (Trust). These transactions reduced the company's overall cost of capital for the second quarter and the first six months of 1999 compared to the same period of 1998.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 1999, the company had $225.0 million of unused credit under its revolving credit facility and approximately $68.9 million under its receivables financing facility. The company used a portion of this available financing to fund the acquisition of the net assets of Medix, Inc. (Medix) on July 30, 1999.

Working Capital Management. The company's working capital increased by $9.3 million from December 31, 1998, to $244.6 million at June 30, 1999. This increase was a result of higher levels of inventories and accounts receivable needed to support sales growth. The company also continues to focus on the management of inventory levels, and inventory turnover increased to 9.5 times for the quarter from 8.4 times in the fourth quarter of 1998.

Capital Expenditures. Capital expenditures were approximately $8.4 million in the first six months of 1999, of which approximately $6.9 million was for computer hardware and software, including $1.8 million for system upgrades to prepare for Year 2000. The company expects to continue to invest in technology, including system upgrades, to support strategic initiatives and improve operational efficiency. These capital expenditures are expected to be funded through cash flow from operations.

Acquisition. On July 30, 1999, the company acquired the net assets of Medix, a distributor of medical/surgical supplies, for approximately $85 million in cash, which included assumed debt. This acquisition strengthens the company's presence in the Midwest and is expected to provide opportunities for increased sales in this geographic area. The success of the acquisition will depend in part on the company's ability to integrate and capture synergies in the combined businesses.

Results of Operations
Second quarter and first six months of 1999 compared with 1998
Net sales. Net sales decreased 3.3% to $772.4 million in the second quarter of 1999 from $799.0 million in the second quarter of 1998. Net sales decreased 5.2% to $1.5 billion in the first six months of 1999 from $1.6 billion in the first six months of 1998. These decreases are primarily due to the impact of the 1998 cancellation of the company's distribution contract with Columbia/HCA Healthcare Corporation (Columbia/HCA). The decrease in sales was partially offset by both increased penetration of existing accounts and new customer contracts. Sales in 1999 included sales from Tenet BuyPower, the company's largest new customer, beginning in February 1999.

Gross margin. Gross margin as a percentage of net sales increased to 10.4% in the second quarter of 1999 and increased to 10.5% in the first six months of 1999 from 10.3% in the first quarter and the first six months of 1998. This improvement reflects the company's continued emphasis on supply chain initiatives with key suppliers as well as the lower sales base during the first quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.7% for the second quarter of 1999 and increased to 7.8% for the first six months of 1999 compared to 7.6% for the second quarter and the first six months of 1998. The increase, as a percentage of net sales, was the result of a lower sales base for the 1999 periods. SG&A expense decreased $1.6 million for the quarter and $3.9 million for the first six months of 1999 from the comparable periods in 1998. This reduction was the result of cost-saving initiatives, including the reduction of approximately 250 full-time equivalent employees since June 30, 1998.

Depreciation and amortization. Depreciation and amortization for the second quarter and the first six months of 1999 was comparable to the same periods in 1998.

Interest expense, net, and discount on accounts receivable securitization. Interest expense, net, and discount on accounts receivable securitization decreased to $3.8 million in the second quarter of 1999 from $4.6 million in the second quarter of 1998 and decreased to $7.9 million in the first six months of 1999 from $9.8 million in the first six months of 1998. This reduction has been a result of the lower level of financing under the off balance sheet accounts receivable securitization for the second quarter and the first six months of 1999 compared to the same periods in 1998. The company expects to continue to manage these costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Distributions on mandatorily redeemable preferred securities and dividends on preferred stock. In May 1998, the Trust issued $132.0 million of the Securities. O&M applied substantially all of the net proceeds from this transaction to repurchase all of its outstanding Series B Cumulative Preferred Stock. As of June 30, 1999, the company had accrued $1.2 million of distributions related to these Securities.

Nonrecurring restructuring expenses. As a result of the Columbia/HCA contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge of approximately $6.6 million, after taxes, to downsize operations. In the second quarter of 1999, the company re-evaluated its restructuring reserve. Since the actions under this plan had resulted in lower projected total costs than originally anticipated, the company recorded a reduction in the reserve which increased net income by approximately $0.6 million, after taxes.

Income taxes. The income tax provision was $9.4 million in the first six months of 1999 compared with $4.8 million in the same period in 1998. The effective tax rate was 44.0%, compared to 41.0% for the same period in 1998. This increase results primarily from reduced deductibility of expenses related to certain nontaxable income.

Net income. Net income increased to $6.5 million in the second quarter of 1999 from $0.1 million in the second quarter of 1998 and increased to $12.0 million in the first six months of 1999 from $6.9 million in the same period of 1998. The increase was due to the impact of the restructuring charge in 1998 and the restructuring accrual adjustment in 1999, as well as lower sales during the 1999 periods. Excluding the effect of the restructuring charge in 1998 and the related adjustment in 1999, net income for the quarter ended June 30, 1999 was $5.9 million compared to $6.8 million in 1998, and $11.4 million and $13.5 million for the six month periods ended June 30, 1999 and 1998.

Readiness for Year 2000
The Year 2000 (Y2K) issue is the result of computer programs being written using two-digit, rather than four-digit, year dates. O&M's computer hardware, software and devices with embedded technology that are date-sensitive may recognize a date code using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities. The company has divided its Y2K efforts into three main areas:

          o  computer hardware and software;
          o other systems and equipment, such as telephone equipment, scanning equipment and alarm systems; and
          o  suppliers and customers.

Computer Hardware and Software. In 1997, O&M completed its assessment of its computer hardware and software, and developed a strategy of remediation. This strategy includes retirement of outdated software and replacement or repair of the remaining software and hardware. The company began repair and replacement efforts in 1997. These repairs are substantially complete and replacements are expected to be substantially complete at the end of the third quarter of 1999, prior to any currently anticipated impact on O&M's computer hardware and software. Testing of repairs is expected to be substantially complete in the third quarter of 1999, but will continue through the end of the year. O&M estimates that, as of June 30, 1999, it had completed approximately 80% of replacement, and 85% of the testing that it believes will be necessary to fully address potential Y2K issues relating to its computer hardware and software.

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

Suppliers and Customers. O&M has contacted its significant suppliers to determine the extent to which the company is vulnerable to the suppliers' failure to remediate their Y2K compliance issues. Of the suppliers representing approximately 90% of O&M's sales, 91% have responded, and, of those responding, 93% have indicated that they have either remedied their Y2K compliance issues, or plan to do so before the end of 1999. The company has successfully completed testing with three of its largest suppliers and will continue testing with selected suppliers during the remainder of 1999.

The company has also contacted its largest customers to determine their level of Y2K readiness. Many customers have not yet responded to these inquiries or have not responded with sufficient detail for O&M to determine whether they will be Y2K compliant on a timely basis. The company is continuing its efforts to ascertain the readiness of its customers but, since this readiness cannot be assured, O&M has developed contingency plans to address the most likely risks of non-compliance and is in the process of implementing those plans. The company has successfully completed testing with over 50 customers and will continue testing during the remainder of 1999.

The company estimates the cost of its Y2K remediation efforts will total approximately $9.4 million of operating expenses and $6.7 million of capital expenditures. These expenditures will be funded from operating cash flows. Through June 30, 1999, O&M had incurred approximately $7.5 million of expenses and $5.5 million of capital spending related to its Y2K efforts, of which $0.7 million and $1.3 million were incurred in the second quarter of 1999. For the remainder of 1999, the company expects to incur approximately $2.0 million of expenses and $1.1 million of capital spending. Other information technology efforts have not been significantly delayed by Y2K initiatives.

O&M has completed its analysis of the operational problems that would be reasonably likely to result from the failure by the company and certain third parties to complete efforts necessary to achieve Y2K compliance on a timely basis. Some of the possible consequences include, but are not limited to, loss of communications, loss of utility services, and an inability to process customer transactions or engage in similar normal business activities. The company has developed contingency plans to address these and other possible scenarios. In the event that the company or third party is adversely affected by the century change, the company will implement its contingency plan for each situation. These plans include alternate means of communication with customers and suppliers, manual operation of certain systems, and other previously established emergency procedures.

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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.
(SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of this standard by one year. The company will be required to adopt the provisions of this standard beginning on January 1, 2001. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the company's financial condition or results of operations.

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

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Through June 30, 1999, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4.  Submission of Matters to a Vote of Shareholders
The following matters were submitted to a vote of O&M's shareholders at its annual meeting held on April 29, 1999, with the voting results designated below each such matter.

(1) Election of Vernard W. Henley, G. Gilmer Minor, III and Peter S. Redding as directors of O&M for a three-year term.



                                                       Votes Against                         Broker
             Directors               Votes For          Or Withheld      Abstentions       Non-Votes
      -------------------------    --------------   ------------------ --------------- --------------------
      Vernard W. Henley            27,752,315              817,855             0                0
      G. Gilmer Minor, III         27,988,203              581,967             0                0
      Peter S. Redding             27,750,823              819,347             0                0

(2) Ratification of the appointment of KPMG LLP as O&M's independent auditors.

                                     Votes Against
             Votes For                Or Withheld              Abstentions
      ----------------------     ----------------------     -------------------
        28,509,953                      24,511                     35,706

Item 6.  Exhibits and Reports on Form 8-K.
(a)        Exhibits

            3   Amended and Restated Bylaws of Owens & Minor, Inc.

            4 Amendment and Consent dated June 30, 1999 to Credit Agreement dated as of September 15, 1997 by and among Owens & Minor, Inc., certain of its subsidiaries, the various banks and lending institutions identified on the signature pages thereto and NationsBank, as administrative agent.

          27    Financial Data Schedule

 (b)       Reports on Form 8-K
           None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Owens & Minor, Inc.
                                             ------------------------
                                             (Registrant)



Date  August 11, 1999                         /s/ Richard F. Bozard
      ---------------                         ------------------------
                                                  Richard F. Bozard
                                                  Vice President & Treasurer
                                                  Acting Chief Financial Officer



Date  August 11, 1999                         /s/ Olwen B. Cape
      ---------------                         ------------------------
                                                  Olwen B. Cape
                                                  Vice President & Controller
                                                  Chief Accounting Officer

                             Exhibits Filed with SEC

Exhibit #

   3   Amended and Restated Bylaws of Owens & Minor, Inc.

   4 Amendment and Consent dated June 30, 1999 to Credit Agreement dated as of September 15, 1997, by and among Owens & Minor, Inc., certain of its subsidiaries, the various banks and lending institutions identified on the signature pages thereto and NationsBank, as administrative agent.

 27    Financial Data Schedule