Form 10-Q
period 1999-09-30
OWENS & MINOR INC/VA/
filed 1999-11-12
CIK 75252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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
                                                            --------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         The number of shares of Owens & Minor, Inc.'s common stock outstanding as of October 29, 1999, was 32,709,265 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                      Index

                                                                            Page

Part I.  Financial Information

         Item 1. Financial Statements
                 Consolidated Statements of Income - Three Months and
                 Nine Months Ended September 30, 1999 and 1998                3

                 Consolidated Balance Sheets -
                 September 30, 1999 and December 31, 1998                     4

                 Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 1999 and 1998                5

                 Notes to Consolidated Financial Statements                   6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         15

         Item 3. Quantitative and Qualitative Disclosures About Market Risk  19

Part II. Other Information

         Item 1. Legal Proceedings                                           20

         Item 6. Exhibits and Reports on Form 8-K                            20

Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                        Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)


                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      --------------------------------  ---------------------------------


                                                           1999              1998             1999              1998
                                                      --------------    --------------  ----------------    -------------

Net sales                                             $    811,917      $    768,416    $  2,325,361      $   2,365,344
Cost of goods sold                                         726,620           687,412       2,080,988          2,119,720
                                                        ------------      ------------    --------------    -------------

Gross margin                                                85,297            81,004         244,373            245,624
                                                        ------------      ------------    --------------    -------------

Selling, general and administrative expenses                61,623            58,542         179,709            180,563
Depreciation and amortization                                4,919             4,583          14,064             13,556
Interest expense, net                                        2,702             3,799           8,833             10,602
Discount on accounts receivable securitization               1,527               884           3,316              3,870
Distributions on mandatorily redeemable
     preferred securities                                    1,773             1,785           5,321              2,720
Nonrecurring restructuring expenses                             --                --          (1,000)            11,200
                                                        ------------      ------------    --------------    -------------
Total expenses                                              72,544            69,593         210,243            222,511
                                                        ------------      ------------    --------------    -------------

Income before income taxes                                  12,753            11,411          34,130             23,113
Income tax provision                                         5,611             4,793          15,017              9,591
                                                        ------------      ------------    --------------    -------------

Net income                                                   7,142             6,618          19,113             13,522

Dividends on preferred stock                                    --                --              --              1,898
                                                        ------------      ------------    --------------    -------------

Net income attributable to common stock               $      7,142     $       6,618    $     19,113      $      11,624
                                                        ============      ============    ==============    =============

Net income per common share-basic                     $       0.22     $        0.20    $       0.59      $        0.36
                                                        ============      ============    ==============    =============

Net income per common share-diluted                   $       0.21     $        0.20    $       0.57      $        0.36
                                                        ============      ============    ==============    =============

Cash dividends per common share                       $       0.06     $        0.05    $       0.17      $        0.15
                                                        ============      ============    ==============    =============


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                           Consolidated Balance Sheets


(In thousands, except per share data)                                September 30,          December 31,
                                                                           1999                 1998
                                                                     -------------          ------------

Assets                                                              (Unaudited)
Current assets
    Cash and cash equivalents                                     $          580           $         546
    Accounts and notes receivable, net
       of allowance of $6,637 and $6,273                                 186,339                 213,765
    Merchandise inventories                                              320,558                 275,094
    Other current assets                                                  10,967                  14,816
                                                                  --------------           -------------
    Total current assets                                                 518,444                 504,221
Property and equipment, net of accumulated
    depreciation of $50,612 and $45,812                                   26,714                  25,608
Goodwill, net of accumulated
    amortization of $26,494 and $22,843                                  212,698                 158,276
Other assets, net                                                         32,717                  29,663
                                                                  --------------           -------------
       Total assets                                               $      790,573           $     717,768
                                                                  ==============           =============

Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                              $      265,859           $     206,251
    Accrued payroll and related liabilities                                3,562                   8,974
    Other accrued liabilities                                             57,773                  53,749
                                                                  --------------           -------------
    Total current liabilities                                            327,194                 268,974
Long-term debt                                                           150,000                 150,000
Accrued pension and retirement plans                                       6,060                   5,668
                                                                  --------------           -------------
    Total liabilities                                                    483,254                 424,642
                                                                  --------------           -------------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures
       of Owens & Minor, Inc.                                            132,000                 132,000
                                                                  --------------           -------------
Shareholders' equity
    Preferred stock, par value $100 per share;
        authorized - 10,000 shares
       Series A; Participating Cumulative
           Preferred Stock; none issued                                       --                      --
    Common stock, par value $2 per share;
        authorized - 200,000 shares; issued and
        outstanding - 32,694 shares and 32,618 shares                     65,388                  65,236
    Paid-in capital                                                       12,766                  12,280
    Retained earnings                                                     97,165                  83,610
                                                                  --------------           -------------
    Total shareholders' equity                                           175,319                 161,126
                                                                  --------------           -------------
    Total liabilities and shareholders' equity                    $      790,573           $     717,768
                                                                  ==============           =============


          See accompanying notes to consolidated financial statements.

                                       Owens & Minor, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows



(In thousands)                                                                          Nine Months Ended
(Unaudited)                                                                               September 30,
                                                                               ------------------------------------
                                                                                    1999                1998
                                                                               ----------------    ----------------

Operating activities
Net income                                                                     $      19,113       $      13,522
Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                                                  14,064              13,556
       Nonrecurring restructuring provision                                           (1,000)             11,200
       Deferred income taxes                                                              --              15,910
       Provision for LIFO reserve                                                      1,629               2,497
       Provision for losses on accounts and notes receivable                             656                 387
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                               41,582             (11,506)
          Merchandise inventories                                                    (18,654)            (41,485)
               Accounts payable                                                       67,927              59,428
          Net change in other current assets
              and current liabilities                                                   (680)              8,844
       Other, net                                                                      2,064                 516
                                                                               ----------------    ----------------
Cash provided by operating activities                                                126,701              72,869
                                                                               ----------------    ----------------

Investing activities
Cash paid for acquisition of business                                                (85,112)                 --
Additions to property and equipment                                                   (7,263)             (5,180)
Additions to computer software                                                        (6,477)             (3,650)
Other, net                                                                            (1,143)                 65
                                                                               ----------------    ----------------
Cash used for investing activities                                                   (99,995)             (8,765)
                                                                               ----------------    ----------------

Financing activities
Net proceeds from issuance of mandatorily redeemable
     preferred securities                                                                 --             127,319
Repurchase of preferred stock                                                             --            (115,000)
Reduction of long-term debt                                                               --             (32,550)
Other financing, net                                                                 (21,194)            (36,287)
Cash dividends paid                                                                   (5,558)             (7,638)
Proceeds from exercise of stock options                                                   80               3,117
                                                                               ----------------    ----------------
Cash used for financing activities                                                   (26,672)            (61,039)
                                                                               ----------------    ----------------

Net increase in cash and cash equivalents                                                 34               3,065

Cash and cash equivalents at beginning of period                                         546                 583
                                                                               ----------------    ----------------
Cash and cash equivalents at end of period                                     $         580       $       3,648
                                                                               ================    ================


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Accounting Policies
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 1999 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 1999 and 1998.

2.   Interim Results of Operations
     The  results  of  operations  for  interim   periods  are  not  necessarily
     indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting
     The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and nine month periods ended September 30, 1999 and 1998 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Acquisition
     On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical/surgical supplies, for a purchase price of approximately $85 million. Headquartered in Waunakee, Wisconsin, Medix's customers are primarily in the Midwest and include acute care hospitals, long-term care facilities and clinics. Medix's net sales were approximately $184 million for its fiscal year ended October 2, 1998. The acquisition has been accounted for by the purchase method and, accordingly, the operating results of Medix have been included in the company's consolidated financial statements since the date of acquisition. Assuming the acquisition had been made at the beginning of the periods, consolidated net sales, on a pro forma basis, would have been approximately $2.44 billion and $2.51 billion for the nine months ended September 30, 1999 and 1998, respectively. Consolidated net income and earnings per share on a pro forma basis would not have been materially different from the results reported.

     The company paid cash of approximately $70 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. In connection with the acquisition, management adopted a plan for integration of the businesses which includes closure of some Medix facilities and consolidation of certain administrative functions. An accrual of approximately $3 million was established to provide for the costs of this plan, including anticipated losses under lease commitments of approximately $2 million and other anticipated costs of approximately $1 million, including employee separations, asset write-offs and other costs. There were no significant charges to the reserve during the three month period ended September 30, 1999. The purchase price has been preliminarily allocated based on estimated fair values of the acquired net assets at the date of acquisition pending final adjustments of certain acquired balances. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $58 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

5.   Restructuring Reserve
     As a result of the Columbia/HCA Healthcare Corporation contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge to downsize operations. In the second quarter of 1999 the company re-evaluated its estimate of the remaining costs to be incurred in connection with the restructuring plan, and reduced the reserve by $1.0 million. The following table sets forth the activity in the restructuring reserve during the third quarter of 1999:


                (In thousands)                                                               Balance at
                                                           Balance at                      September 30,
                                                         June 30, 1999       Charges            1999
                ------------------------------------- --------------------- ------------- -----------------
                Losses under lease commitments            $   2,992          $    409       $   2,583
                Asset write-offs                              3,418                32           3,386
                Employee separations                             80                45              35
                Other                                           482                 5             477
                ------------------------------------- --------------------- ------------- -----------------
                Total                                       $ 6,972          $    491       $   6,481
                ------------------------------------- --------------------- ------------- -----------------



6.   Net Income  per Common Share
     The following sets forth the computation of basic and diluted net income per common share:


     (In thousands, except per share data)                      Three Months Ended               Nine Months Ended
                                                                  September 30,                     September 30,
                                                            ------------------------         ------------------------
                                                                1999            1998             1999            1998
                                                            ------------------------         ------------------------
     Numerator:
       Net income                                           $   7,142      $   6,618         $ 19,113       $  13,522
       Preferred stock dividends                                   --             --               --           1,898
---------------------------------------------------------------------------------------------------------------------
     Numerator for basic net income per common
       share - net income attributable to common stock          7,142          6,618           19,113          11,624
     Distributions on convertible mandatorily redeemable
       preferred securities, net of income taxes                  993          1,035            2,980              --
---------------------------------------------------------------------------------------------------------------------
     Numerator for diluted net income per common share -
       net income attributable to common stock after
       assumed conversions                                  $   8,135          7,653           22,093          11,624
---------------------------------------------------------------------------------------------------------------------
      Denominator:
       Denominator for basic net income per
         common share - weighted average shares                32,582         32,532           32,570          32,472
       Effect of dilutive securities:
         Conversion of mandatorily redeemable preferred
           securities                                           6,400          6,400            6,400              --
         Stock options and restricted stock                       120             19              125              89
     Denominator for diluted net income per common
         share - adjusted weighted average shares and
         assumed conversions                                   39,102         38,951           39,095          32,561
---------------------------------------------------------------------------------------------------------------------
     Net income per common share - basic                    $    0.22       $   0.20         $   0.59       $    0.36
     Net income per common share - diluted                  $    0.21       $   0.20         $   0.57       $    0.36
---------------------------------------------------------------------------------------------------------------------

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

Condensed Consolidating Financial Information
(In thousands)


For the three months ended                                   Owens &       Guarantor      Non-guarantor
September 30, 1999                                          Minor, Inc.   Subsidiaries    Subsidiaries  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                $         --   $     811,917  $         --     $        --  $     811,917
Cost of goods sold                                                 --         726,620            --              --        726,620
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                       --          85,297            --              --         85,297
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                        4          61,431           188              --         61,623
Depreciation and amortization                                      --           4,919            --              --          4,919
Interest expense, net                                           4,217          (1,515)           --              --          2,702
Intercompany interest expense, net                             (1,731)          7,623        (4,674)         (1,218)            --
Discount on accounts receivable securitization                     --               8         1,519              --          1,527
Distributions on mandatorily redeemable preferred                  --              --         1,773              --          1,773
securities
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  2,490          72,466        (1,194)         (1,218)        72,544
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (2,490)         12,831         1,194           1,218         12,753
Income tax provision (benefit)                                 (1,095)          5,548           622             536          5,611
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $     (1,395)  $       7,283  $        572     $       682  $       7,142
-----------------------------------------------------------------------------------------------------------------------------------





For the three months ended                                    Owens &     Guarantor      Non-guarantor
September 30, 1998                                          Minor, Inc.   Subsidiaries    Subsidiaries  Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Statements of Operations
Net sales                                                $         --   $     768,416   $         --     $      --   $   768,416

Cost of goods sold                                                 --         687,412             --            --       687,412
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                       --          81,004             --            --        81,004
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                       --          58,485             57            --        58,542
Depreciation and amortization                                      --           4,583             --            --         4,583

Interest expense, net                                           4,403            (604)            --            --         3,799

Intercompany interest expense, net                             (2,053)          6,942         (3,801)       (1,088)           --
Discount on accounts receivable securitization                     --              22            862            --           884

Distribution on mandatorily redeemable preferred                   --             --           1,785            --         1,785
securities
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  2,350          69,428         (1,097)       (1,088)       69,593

-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (2,350)         11,576          1,097         1,088        11,411
Income tax provision (benefit)                                   (952)          4,843            445           457         4,793

-----------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                        $     (1,398)  $       6,733   $        652    $      631   $     6,618
-----------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information
(In thousands)


Nine months ended                                            Owens &       Guarantor     Non-guarantor
September 30, 1999                                          Minor, Inc.  Subsidiaries     Subsidiaries  Eliminations  Consolidated

-----------------------------------------------------------------------------------------------------------------------------------

Statements of Operations
Net sales                                                $         --   $   2,325,361  $         --     $        --  $   2,325,361
Cost of goods sold                                                 --       2,080,988            --              --      2,080,988
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                       --         244,373            --              --        244,373
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                        9         179,205           495              --        179,709
Depreciation and amortization                                      --          14,064            --              --         14,064
Interest expense, net                                          12,503          (3,670)           --              --          8,833
Intercompany interest expense, net                             (5,158)         19,085       (12,709)         (1,218)            --
Discount on accounts receivable securitization                     --              24         3,292              --          3,316
Distributions on mandatorily redeemable preferred                  --              --         5,321              --          5,321
securities
Nonrecurring restructuring expenses                                --          (1,000)           --              --         (1,000)
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  7,354         207,708        (3,601)         (1,218)       210,243
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (7,354)         36,665         3,601           1,218         34,130
Income tax provision (benefit)                                 (3,236)         16,058         1,659             536         15,017
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $     (4,118)  $      20,607  $      1,942     $       682  $      19,113
-----------------------------------------------------------------------------------------------------------------------------------



Nine months ended                                             Owens &     Guarantor      Non-guarantor
September 30, 1998                                          Minor, Inc.   Subsidiaries    Subsidiaries  Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                $         --   $   2,365,344   $         --     $      --   $ 2,365,344

Cost of goods sold                                                 --       2,119,720             --            --     2,119,720
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                       --         245,624             --            --       245,624
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                        5         180,374            184            --       180,563
Depreciation and amortization                                      --          13,556             --            --        13,556

Interest expense, net                                          12,998          (2,396)            --            --        10,602

Intercompany interest expense, net                             (8,758)         19,999        (10,153)       (1,088)           --

Discount on accounts receivable securitization
                                                                   --              62          3,808            --         3,870
Distribution on mandatorily redeemable preferred                   --              --          2,720            --         2,720
securities
Nonrecurring restructuring expenses                                --          11,200             --            --        11,200

-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  4,245         222,795         (3,441)       (1,088)      222,511

-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (4,245)         22,829          3,441         1,088        23,113
Income tax provision (benefit)                                 (1,719)          9,456          1,397           457         9,591
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              (2,526)         13,373          2,044           631        13,522
Dividends on preferred stock                                    1,898              --             --            --         1,898
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stock           $     (4,424)  $      13,373   $      2,044   $       631    $   11,624
-----------------------------------------------------------------------------------------------------------------------------------


Condensed Consolidating Financial Information
(In thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                          Owens &       Guarantor
                                                        Minor, Inc.   Subsidiaries  Non-guarantor  Eliminations    Consolidated
                                                                                     Subsidiaries
September 30, 1999
----------------------------------------------------------------------------------------------------------------------------------

Balance Sheets
Assets
Current assets
   Cash and cash equivalents                           $        507   $         72  $          1  $         --     $        580

   Accounts and notes receivable, net                            --         97,709        88,630            --          186,339
   Merchandise inventories                                       --        320,558            --            --          320,558

   Intercompany advances, net                               142,866         63,169         1,183      (207,218)              --
   Other current assets                                          --         10,967            --            --           10,967
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                     143,373        492,475        89,814      (207,218)         518,444
Property and equipment, net                                      --         26,714            --            --           26,714

Goodwill, net                                                    --        212,698            --            --          212,698

Intercompany investments                                    305,441         15,001       136,083      (456,525)              --

Other assets, net                                             8,953         22,482         1,282            --           32,717
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                        $    457,767   $    769,370  $    227,179  $   (663,743)    $     790,573
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                    $         --   $    265,859  $         --  $         --      $    265,859

   Accrued payroll and related liabilities                       --          3,562            --            --             3,562

   Intercompany advances, net                                    --        141,222        66,678      (207,900)               --

   Other accrued liabilities                                  4,976         51,109         1,688            --            57,773

----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                  4,976        461,752        68,366      (207,900)          327,194

Long-term debt                                              150,000             --            --            --           150,000

Intercompany long-term debt                                 136,083             --            --      (136,083)               --

Accrued pension and retirement plans                             --          6,060            --            --             6,060

----------------------------------------------------------------------------------------------------------------------------------

  Total liabilities                                         291,059        467,812        68,366      (343,983)          483,254
----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor,             --             --       132,000            --           132,000
     Inc.
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                              65,388             --         4,083        (4,083)           65,388

   Paid-in capital                                           12,766        301,358        15,001      (316,359)           12,766

   Retained earnings                                         88,554            200         7,729           682            97,165
----------------------------------------------------------------------------------------------------------------------------------

   Total shareholders' equity                               166,708        301,558        26,813      (319,760)          175,319
----------------------------------------------------------------------------------------------------------------------------------

   Total liabilities and shareholders' equity          $    457,767   $    769,370  $    227,179   $  (663,743)   $      790,573
----------------------------------------------------------------------------------------------------------------------------------




Condensed Consolidating Financial Information
(In thousands)
----------------------------------------------------------------------------------------------------------------------------------
                                                          Owens &      Guarantor   Non-guarantor
December 31, 1998                                       Minor, Inc.  Subsidiaries   Subsidiaries   Eliminations   Consolidated

----------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
   Cash and cash equivalents                           $       505    $        40   $           1  $         --    $          546

   Accounts and notes receivable, net                           --        100,148         113,617            --           213,765

   Merchandise inventories                                      --        275,094              --            --           275,094

   Intercompany advances, net                              148,992         90,698           1,183      (240,873)               --

   Other current assets                                         --         14,816              --            --            14,816

----------------------------------------------------------------------------------------------------------------------------------

   Total current assets                                    149,497        480,796         114,801      (240,873)          504,221

Property and equipment, net                                     --         25,608              --            --            25,608

Goodwill, net                                                   --        158,276              --            --           158,276

Intercompany investments                                   303,941         15,001         136,083      (455,025)               --

Other assets, net                                            9,784         19,879              --            --            29,663

----------------------------------------------------------------------------------------------------------------------------------

   Total assets                                        $   463,222   $    699,560  $      250,884  $   (695,898)  $       717,768

----------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                    $        --   $    206,251  $           --  $         --   $       206,251

   Accrued payroll and related liabilities                      --          8,974              --            --             8,974

   Intercompany advances, net                                   --        148,992          92,509      (241,501)               --

   Other accrued liabilities                                 1,394         50,994           1,361            --            53,749

----------------------------------------------------------------------------------------------------------------------------------

   Total current liabilities                                 1,394        415,211          93,870      (241,501)          268,974

Long-term debt                                             150,000             --              --            --           150,000

Intercompany long-term debt                                136,083             --              --      (136,083)               --

Accrued pension and retirement plans                            --          5,668              --            --             5,668

----------------------------------------------------------------------------------------------------------------------------------

  Total liabilities                                        287,477        420,879          93,870      (377,584)          424,642

----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor,
     Inc.                                                       --             --         132,000            --           132,000
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                             65,236             --           4,083        (4,083)           65,236

   Paid-in capital                                          12,280        299,858          15,001      (314,859)           12,280

   Retained earnings (accumulated deficit)                  98,229        (21,177)          5,930           628            83,610

----------------------------------------------------------------------------------------------------------------------------------

   Total shareholders' equity                              175,745        278,681          25,014      (318,314)          161,126

----------------------------------------------------------------------------------------------------------------------------------

   Total liabilities and shareholders' equity          $   463,222   $    699,560   $     250,884   $  (695,898)   $      717,768

----------------------------------------------------------------------------------------------------------------------------------



Condensed Consolidating Financial Statements
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
 For the nine months ended                                Owens &      Guarantor   Non-guarantor
 September 30, 1999                                      Minor, Inc. Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows
Operating activities
Net income (loss)                                      $    (4,118) $     20,607   $        1,942     $     682    $     19,113

Adjustments to reconcile net income (loss) to cash provided by operating activities:

   Depreciation and amortization                                --        14,064               --            --          14,064
   Nonrecurring restructuring provision                         --        (1,000)              --            --          (1,000)
   Provision for LIFO reserve                                   --         1,629               --            --           1,629
   Provision for losses on accounts and notes receivable        --           389              267            --             656
   Changes in operating assets and liabilities:
       Accounts and notes receivable                            --        16,862           24,720            --          41,582
       Merchandise inventories                                  --       (18,654)              --            --         (18,654)
       Accounts payable                                         --        67,927               --            --          67,927
       Net change in other current assets
              and current liabilities                        3,582        (4,589)             327            --            (680)
     Other, net                                              1,389         1,024              333          (682)          2,064
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                          853        98,259           27,589            --         126,701
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities
Cash paid for acquisition of business                           --       (85,112)              --            --         (85,112)

Additions to property and equipment                             --        (7,263)              --            --          (7,263)
Additions to computer software                                  --        (6,477)              --            --          (6,477)

Other, net                                                      --            57           (1,200)           --          (1,143)
-----------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                              --       (98,795)          (1,200)           --         (99,995)
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities
Change in intercompany advances                              4,627        21,762          (26,389)           --              --

Other financing, net                                            --       (21,194)              --            --         (21,194)

Cash dividends paid                                         (5,558)           --               --            --          (5,558)

Proceeds from exercise of stock options                         80            --               --            --              80
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities              (851)          568          (26,389)           --         (26,672)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                        2            32               --            --              34

Cash and cash equivalents at beginning of period               505            40                1            --             546

-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $       507  $         72   $            1  $         --    $        580
-----------------------------------------------------------------------------------------------------------------------------------


Condensed Consolidating Financial Statements
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------
 For the nine months ended                               Owens &      Guarantor     Non-guarantor
 September 30, 1998                                     Minor, Inc.  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                      $    (2,526)   $     13,373   $        2,044  $       631   $      13,522

Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:

   Depreciation and amortization                                --         13,556               --           --          13,556

   Nonrecurring restructuring provision                         --         11,200               --           --          11,200

   Deferred income taxes                                        --         15,910               --           --          15,910

   Provision for LIFO reserve                                   --          2,497               --           --           2,497

   Provision for losses on accounts and notes
   receivable                                                   --            212              175           --             387

   Changes in operating assets and liabilities:
       Accounts and notes receivable                            --         16,953          (28,459)          --         (11,506)

       Merchandise inventories                                  --        (41,485)              --           --         (41,485)

       Accounts payable                                         --         59,428               --           --          59,428

       Net change in other current assets
              and current liabilities                        4,030          3,965              849           --           8,844
     Other, net                                                866            393             (112)        (631)            516
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities             2,370         96,002          (25,503)          --          72,869
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                             --         (5,180)              --           --          (5,180)
Additions to computer software                                  --         (3,650)              --           --          (3,650)
Other, net                                                      --             65               --           --              65

-----------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                              --         (8,765)              --           --          (8,765)
-----------------------------------------------------------------------------------------------------------------------------------

Financing activities
Net proceeds from issuance of mandatorily
 redeemable preferred securities                            (4,681)            --          132,000           --         127,319
Repurchase of preferred stock                             (115,000)            --               --           --        (115,000)
Reduction of long-term debt                                (32,550)            --               --           --         (32,550)
Change in intercompany advances                            154,382        (47,885)        (106,497)          --              --
Other financing, net                                                      (36,287)              --           --         (36,287)

Cash dividends paid                                         (7,638)            --               --           --          (7,638)

Proceeds from exercise of stock options                      3,117             --               --           --           3,117

-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities            (2,370)      (84,172)           25,503           --         (61,039)

-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       --          3,065               --           --           3,065

Cash and cash equivalents at beginning of period               505             77                1           --             583

-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $       505  $       3,142   $            1  $        --           3,648
-----------------------------------------------------------------------------------------------------------------------------------

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

General
On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical/surgical supplies, for approximately $85 million. The company paid cash of approximately $70 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the net identifiable assets acquired of approximately $58 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. This acquisition strengthens the company's presence in the Midwest and is expected to provide opportunities for increased sales in this geographic area. Medix's net sales were approximately $184 million for their fiscal year ended October 2, 1998. The success of the acquisition will depend in part on the company's ability to integrate and capture synergies in the combined businesses.

Financial Condition, Liquidity and Capital Resources
Liquidity. The company acquired Medix on July 30, 1999. This acquisition was funded through the off balance sheet accounts receivable securitization facility. As a result of the acquisition, combined outstanding debt and off balance sheet accounts receivable securitization levels increased by approximately $52.0 million to $277.0 million at September 30, 1999, from $225.0 million at December 31, 1998. Excluding the impact of the acquisition, the combined outstanding debt and off balance sheet accounts receivable securitization levels were reduced by $33.0 million. This reduction was due to the positive impact of cash flow from operations.

In May 1998, O&M repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with substantially all the net proceeds of the $132.0 million of Mandatorily Redeemable Preferred Securities (Securities) issued by Owens & Minor Trust I (Trust). These transactions reduced the company's overall cost of capital for the first nine months of 1999 compared to the same period of 1998.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 1999, the company had $225.0 million of unused credit under its revolving credit facility and approximately $10.9 million under its receivables financing facility.

Working Capital Management. The company's working capital decreased by $44.0 million from December 31, 1998, to $191.3 million at September 30, 1999. This decline is due, in part, to the Medix acquisition, as well as timing of payments on higher levels of inventory needed to support sales growth. The company continues to focus on the management of inventory levels, and inventory turnover increased to 9.5 times for the quarter from 8.4 times in the fourth quarter of 1998.

Capital Expenditures. Capital expenditures were approximately $13.7 million in the first nine months of 1999, of which approximately $11.6 million was for computer hardware and software, including $2.5 million for system upgrades to prepare for Year 2000. The company expects to continue to support strategic initiatives, to invest in technology including system upgrades, and improve operational efficiency. These capital expenditures are expected to be funded through cash flow from operations.

Results of Operations
Third quarter and first nine months of 1999 compared with 1998
Net sales. Net sales increased 5.7% to $811.9 million in the third quarter of 1999 from $768.4 million in the third quarter of 1998. This increase resulted from the inclusion of two months' of Medix sales in the quarter which accounted for a 4% increase, as well as new customer contracts and increased penetration of existing accounts. Net sales decreased 1.7% to $2.33 billion in the first nine months of 1999 from $2.37 billion in the first nine months of 1998 principally because the loss of Columbia/HCA business in mid 1998 was not fully offset by new business until third quarter,1999.

Gross margin. Gross margin as a percentage of net sales remained consistent at 10.5% in the third quarter of 1999 compared to the third quarter of 1998. Gross margin as a percentage of net sales increased to 10.5% in the first nine months of 1999 from 10.4% for the first nine months of 1998. This level of gross margin as a percentage of net sales reflects the company's continued emphasis on supply chain initiatives with key suppliers, as well as the lower sales base during the first quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were 7.6% of net sales for the third quarter of 1999, unchanged from the third quarter of 1998. SG&A expenses increased to 7.7% of net sales for the first nine months of 1999 from 7.6% for the first nine months of 1998. This increase was the result of a lower sales base for the first nine months of 1999 compared to 1998.

Depreciation and amortization. Depreciation and amortization expense for the quarter increased by approximately 7% from 1998, due to increased goodwill amortization resulting from the Medix acquisition.

Interest  expense,  net,  and  discount on accounts  receivable  securitization.
Interest expense, net, decreased to $2.7 million in the third quarter of 1999 from $3.8 million in the third quarter of 1998 and decreased to $8.8 million in the first nine months of 1999 from $10.6 million in the first nine months of 1998. The decrease for both periods was primarily a result of higher collections of customer finance charges. The discount on accounts receivable securitization increased to $1.5 million in the third quarter of 1999 from $0.9 million in the third quarter of 1998, but decreased to $3.3 million for the first nine months of 1999 from $3.9 million for the same period in 1998. The increase for the quarter was a result of the Medix acquisition which was funded through this facility. The decrease for the nine month period resulted from lower average levels of financing under the facility. The company expects to continue to manage these costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Distributions on mandatorily redeemable preferred securities and dividends on preferred stock. In May 1998, the Trust issued $132.0 million of the Securities. O&M applied substantially all of the net proceeds from this transaction to repurchase all of its outstanding Series B Cumulative Preferred Stock. As of September 30, 1999, the company had accrued $1.2 million of distributions related to these Securities.

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

Income taxes. The income tax provision was $15.0 million in the first nine months of 1999 compared with $9.6 million in the same period in 1998. The effective tax rate was 44.0%, compared to 41.5% for the same period in 1998. This increase results primarily from reduced deductibility of expenses related to certain nontaxable income.

Net income. Net income increased to $7.1 million in the third quarter of 1999 from $6.6 million in the third quarter of 1998. The increase is primarily due to the increase in sales for the quarter. Net income increased to $19.1 million in the first nine months of 1999 from $13.5 million in the same period of 1998. The increase was due to the impact of the restructuring charge in 1998 and the restructuring reserve adjustment in 1999. Excluding the effect of the restructuring charge in 1998 and the related adjustment in 1999, net income attributable to common stock increased to $18.6 million for the nine month period ended September 30, 1999, from $18.2 million in the same period in 1998. This increase resulted from the retirement of the company's outstanding Series B Cumulative Preferred Stock in May 1998 which was funded through the issuance of $132.0 million of Securities issued by Trust. The after tax distribution rate of the Securities is lower than the preferred dividend rate.

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

Computer Hardware and Software. In 1997, O&M completed its assessment of its computer hardware and software, and developed a strategy of remediation. This strategy includes retirement of outdated software and replacement or repair of the remaining software and hardware. The company began repair and replacement efforts in 1997 so that its computer systems would function properly in the year 2000 and beyond. As of September 30, 1999, these repairs and replacements were substantially complete. Also, the company has substantially completed testing of the repairs and replacements that it believes will be necessary to fully address potential Y2K issues relating to its computer hardware and software. In order to maintain an appropriate level of Y2K compliance, the company will continue testing of new or modified computer hardware and software through the end of the year.

Other Systems and Equipment. The company has completed an inventory and assessment of non-computer related systems and equipment at its operating divisions and a similar inventory and assessment at its corporate offices. O&M believes that the impact on operations of potential noncompliance for these systems and equipment would be minimal. As of September 30, 1999, the replacement and repair of non-compliant systems and equipment was substantially complete.

Suppliers  and  Customers.  O&M  has  contacted  its  significant  suppliers  to determine the extent to which the company is vulnerable to the suppliers' failure to remediate their Y2K compliance issues. Although the company considered several factors in identifying these suppliers, the company has concentrated its communication efforts with suppliers that represent approximately 90% of O&M's sales. Based on the responses received, the company believes that all critical suppliers are compliant or will be compliant by the end of 1999 while the remaining suppliers have indicated they are still addressing Y2K issues. The company has successfully completed testing with three of its largest suppliers and will continue testing with selected suppliers during the remainder of 1999.

The company has also contacted its largest customers to determine their level of Y2K readiness. Many customers have not yet responded to these inquiries or have not responded with sufficient detail for O&M to determine whether they will be Y2K compliant on a timely basis. The company is continuing its efforts to ascertain the readiness of its customers but, since this readiness cannot be assured, O&M has developed contingency plans to address the most likely risks of non-compliance and is in the process of implementing those plans. The company has successfully completed testing with over 60 customers and will continue testing during the remainder of 1999.

The company estimates the cost of its Y2K remediation efforts will total approximately $8.4 million of operating expenses and $6.8 million of capital expenditures. These expenditures will be funded from operating cash flows. Through September 30, 1999, O&M had incurred approximately $8.1 million of expenses and $6.2 million of capital spending related to its Y2K efforts, of which $0.7 million was incurred in the third quarter of 1999 for each. For the remainder of 1999, the company expects to incur approximately $0.3 million of expenses and $0.6 million of capital spending. Other information technology initiatives have not been significantly delayed by Y2K efforts.

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

Recent Accounting Pronouncements. In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No.
(SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of this standard by one year. The company will be required to adopt the provisions of this standard beginning on January 1, 2001. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the company's financial condition or results of operations.

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

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 1998. Through September 30, 1999, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
         10(a) Second Amendment dated as of October 6, 1998 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association

         10(b) Second Amendment dated as of October 6, 1998 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America National Trust and Savings Association

         10(c) Third Amendment and Consent dated as of October 4, 1999 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America N.A. (f/k/a Bank of America National Trust and Savings Association)

         10(d) Third Amendment and Consent dated as of October 4, 1999 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America N.A. (f/k/a Bank of America National Trust and Savings Association)

         27       Financial Data Schedule

 (b)     Reports on Form 8-K
         The company filed a Current Report on Form 8-K dated July 6, 1999, under Items 5 and 7, with respect to the issuance of two press releases relating to the acquisition of Medix, Inc. and the election of two new board members.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  Owens & Minor, Inc.
                                                  ------------------------------
                                                  (Registrant)



Date          November 12, 1999                   /s/ Richard F. Bozard
      --------------------------------            ------------------------------
                                                  Richard F. Bozard
                                                  Vice President & Treasurer
                                                  Acting Chief Financial Officer



Date          November 12, 1999                   /s/ Olwen B. Cape
      --------------------------------            ------------------------------
                                                  Olwen B. Cape
                                                  Vice President & Controller
                                                  Chief Accounting Officer

                             Exhibits Filed with SEC

Exhibit #
---------

         10(a) Second Amendment dated as of October 6, 1998 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association

         10(b) Second Amendment dated as of October 6, 1998 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America National Trust and Savings Association

         10(c) Third Amendment and Consent dated as of October 4, 1999 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America N.A. (f/k/a Bank of America National Trust and Savings Association)

         10(d) Third Amendment and Consent dated as of October 4, 1999 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America N.A. (f/k/a Bank of America National Trust and Savings Association)

         27       Financial Data Schedule