Form 10-K405
period 1999-12-31
OWENS & MINOR INC/VA/
filed 2000-03-07
CIK 75252

FORM 10-K ANNUAL REPORT
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                      For the year ended December 31, 1999

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

                                 Name of each exchange
Title of each class               on which registered
=============================   ======================
Common Stock,                   New York Stock
   $2 par value                 Exchange
Preferred Stock                 New York Stock
   Purchase Rights              Exchange
10 7/8% Senior Subordinated     New York Stock
   Notes due 2006               Exchange
$2.6875 Term Convertible        Not Listed
   Securities, Series A

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
      The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was $336,451,740 as of February 18, 2000.
      The number of shares of the company's Common Stock outstanding as of February 18, 2000 was 32,824,560 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the annual meeting of security holders on April 25, 2000 is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
ITEM CAPTIONS AND INDEX -
FORM 10-K ANNUAL REPORT

  Item No.                                                 Page
===============================================================
Part I
   1.        Business..................................   18-21
   2.        Properties................................      21
   3.        Legal Proceedings.........................   41-42
   4.        Submission of Matters to a Vote of
             Security Holders..........................     N/A
Part II
   5.        Market for Registrant's
             Common Equity and Related
             Stockholder Matters.......................    51-52
   6.        Selected Financial Data...................       17
   7.        Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations.....................    22-26
   7A.       Quantitative and Qualitative Disclosures
             about Market Risk.........................26, 34-35
   8.        Financial Statements and
             Supplementary Data......................See Item 14
   9.        Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure......................      N/A
Part III
  10.        Directors and Executive Officers of
             the Registrant............................   (a), 54
  11.        Executive Compensation....................       (a)
  12.        Security Ownership of Certain
             Beneficial Owners and Management..........       (a)
  13.        Certain Relationships and Related
             Transactions..............................       (a)
Part IV
  14.        Exhibits, Financial Statement
             Schedules and Reports on Form 8-K
     a.      Consolidated Statements of Income
             for the Years Ended Dec. 31, 1999,
             Dec. 31, 1998 and Dec. 31, 1997...........        27
             Consolidated Balance Sheets at
             Dec. 31, 1999 and Dec. 31, 1998...........        28
             Consolidated Statements of Cash Flows
             for the Years Ended Dec. 31, 1999,
             Dec. 31, 1998 and Dec. 31, 1997...........        29
             Consolidated Statements of Changes
             in Shareholders' Equity for the Years
             Ended Dec. 31, 1999, Dec. 31, 1998
             and Dec. 31, 1997.........................        30
             Notes to Consolidated Financial
             Statements for the Years Ended
             Dec. 31, 1999, Dec. 31, 1998 and
             Dec. 31, 1997.............................     31-49
             Report of Independent Auditors............        50
     b.      Reports on Form 8-K:......................      None.
     c.      The index to exhibits has been filed as separate
             pages of the 1999 Form 10-K and is available to
             shareholders on request from the Secretary of
             the company at the principal executive offices.

(a) Part III will be incorporated by reference from the registrant's 2000 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

FORM 10-K The Annual Report includes the materials required in Form 10-K filed with the Securities and Exchange Commission. The integration of the two documents gives stockholders and other interested parties timely, efficient and comprehensive information on 1999 results. Portions of the Annual Report are not required by the Form 10-K report and are not filed as part of the Corporation's Form 10-K. Portions of the Annual Report referenced in the Form 10-K
Index are incorporated in the Form 10-K. The report has not been approved or disapproved by the Securities and Exchange Commission, nor has the Commission passed upon its accuracy or adequacy.

ABOUT THE COMPANY      1999 FINANCIAL OVERVIEW      LETTER TO SHAREHOLDERS      COMPANY AT A GLANCE

COMPANY OVERVIEW

Owens & Minor, Inc., a Fortune 500 company headquartered in Richmond, Virginia, is the nation's largest distributor of national name brand medical/surgical supplies. With distribution centers located throughout the United States, the company serves hospitals, integrated healthcare systems and group purchasing organizations. In addition to a diverse product offering, Owens & Minor offers innovative services in supply chain management, logistics and technology, helping customers control healthcare costs and improve inventory management.

Founded in 1882, Owens & Minor began as a wholesale drug company, but since 1992, the company has focused solely on the distribution of medical/surgical supplies. With the advent of the digital marketplace. Owens & Minor is now leading the way among distributors in exploring e-commerce and other methods of sharing information using the Internet.

Owens & Minor's common shares are traded on the New York Stock Exchange under the symbol OMI. As of December 31, 1999, there were approximately 15,000 common shareholders.

MISSION
To create consistent value for our customers and supply chain partners that will maximize shareholder value and long-term earnings growth; we will do this by managing our business with integrity and the highest ethical standards, while acting in a socially responsible manner with particular emphasis on the well-being of our teammates and the communities we serve.

VISION
To be a world class provider of supply chain management solutions to the selected segments of the healthcare industry we serve.

VALUES
We believe in our teammates and their well-being.

We believe in providing superior customer service.

We believe in supporting the communities we serve.

We believe in delivering long-term value to our shareholders.

We believe in high integrity as the guiding principle of doing business.

ABOUT THE COMPANY          1999 FINANCIAL OVERVIEW        LETTER TO SHAREHOLDERS        COMPANY AT A GLANCE

1999 Financial Overview

(in thousands, except ratios, per share data and employee statistics)
-------------------------------------------------------------------------------------------------------------------
                                                                                                   Percent Change
-------------------------------------------------------------------------------------------------------------------
Year ended December 31,                             1999            1998           1997          99/98      98/97
-------------------------------------------------------------------------------------------------------------------
Net sales                                        $3,186,373      $3,082,119      $3,116,798        3.4%     (1.1%)
Net income                                          $27,979         $20,145         $24,320       38.9%    (17.2%)
Net income per common share - basic                   $0.86           $0.56           $0.60       53.6%     (6.7%)
Net income per common share - diluted                 $0.82           $0.56           $0.60       46.4%     (6.7%)
-------------------------------------------------------------------------------------------------------------------
Net income excluding restructuring(1)               $27,420         $26,753         $24,320        2.5%     10.0%
Net income per common share
   excluding restructuring(1):
      Basic                                           $0.84           $0.77           $0.60        9.1%     28.3%
      Diluted                                         $0.80           $0.75           $0.60        6.7%     25.0%
-------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                       $0.23           $0.20           $0.18       15.0%     11.1%
Book value per common share                           $5.58           $4.94           $4.48       13.0%     10.3%
Stock price per common share at year-end              $8.94          $15.75          $14.50      (43.2%)     8.6%
Number of common shareholders                          15.0            15.5            16.1       (3.2%)    (3.7%)
Shares of common stock outstanding                   32,711          32,618          32,213        0.3%      1.3%
-------------------------------------------------------------------------------------------------------------------
Return on average common equity
   excluding restructuring(1)                           16.0%           15.9%           14.1%     0.6%      12.8%
Return on total assets
   excluding restructuring(1) (2)                        3.1%            3.3%            3.0%     (6.1%)    10.0%
-------------------------------------------------------------------------------------------------------------------
Gross margin as a percent of net sales                  10.5%           10.6%           10.2%     (0.9%)     3.9%
Selling, general and administrative expenses
   as a percent of net sales                             7.6%            7.8%            7.5%     (2.6%)     4.0%
-------------------------------------------------------------------------------------------------------------------
Debt(2)                                            $280,790        $225,000        $292,550      24.8%     (23.1%)
Capitalization ratio(2) (3)                             47.2%           43.4%           53.0%     8.8%     (18.1%)
Average receivable days sales outstanding(2)           35.6             34.7           33.4       2.6%       3.9%
Average inventory turnover                              9.2              9.8            9.9       (6.1%)    (1.0%)
Employees at year-end                                 2,774            2,661          3,010       4.2%     (11.6%)
--------------------------------------------------------------------------------------------------------------------

(1) See Note 3 to Consolidated Financial Statements regarding the 1998 nonrecurring restructuring expenses ($11.2 million before tax) and the 1999 reserve adjustment ($1.0 million before tax).
(2) Excludes impact of off balance sheet receivables securitization agreement. See Note 7 to Consolidated Financial Statements.
(3) Includes mandatorily redeemable preferred securities as equity.


        Net Income Per Common Share -- Diluted (Excluding restructuring)
                            [BAR CHART APPEARS HERE]
1999 $0.80
1998 $0.75
1997 $0.60

ABOUT THE COMPANY      1999 FINANCIAL OVERVIEW       LETTER TO SHAREHOLDERS        COMPANY AT A GLANCE

DEAR SHAREHOLDERS,
           TEAMMATES, CUSTOMERS,
       SUPPLIERS AND FRIENDS,

We had a remarkable and successful year in 1999. We fully restored our business, fueling our momentum into 2000. The results we achieved in 1999, especially in the third and fourth quarters, bode well for a more robust future.

We said we were going to restore our sales volume, and we did. We said we were going to maintain our profitability on the new business, and we did. We said we were going to maintain our industry-leading service reputation, and we did. We said we were going to invest heavily in solution-based technology tools to help our customers, and we did. We said we were going to improve productivity, and we did. We accomplished all this as a team of committed souls, all focused on serving our customers and working to improve shareholder value.

Shareholder value is of paramount concern to all of us at Owens & Minor. At this writing, our share price is well below our expectations, and, we believe well below the inherent value of Owens & Minor. Through hard work and determination in 1999, we more than restored our reputation and market presence, and grew our profitability. We increased shareholder value on our balance sheet, and we feel we are in position to earn a higher valuation in the equities' market in 2000.

THE NUMBERS
Our financial results for the year were impressive. The following results include Medix, which we acquired on July 30. As we expected, Medix had no material impact on earnings in 1999.

Sales increased 3.4% for the year and 20.1% in the fourth quarter. Without Medix, sales were up 0.8% for the year and 13.4% in the fourth quarter. Virtually all major group contract purchases were up. The Tenet business conversion exceeded our expectations. Gross margin dollars were up. In other words, we didn't "buy" the new business to replace the lost business. SG&A (Selling, General and Administrative Expenses) as a percent to sales dipped to 7.6% in 1999, down from 7.8% for the previous year. In the fourth quarter of 1999, SG&A was $62.5 million, up only 6% from a year ago, despite the 20% sales increase. Getting SG&A down even further as a percent to sales is one of our highest priorities in 2000.

Earnings per diluted common share for the year were $0.80, up 7% from last year, and $0.25, up 25%, for the fourth quarter, compared to the fourth quarter of 1998. These comparisons, and all other full-year comparisons included in this letter, exclude the effects of a $6.6 million after-tax restructuring charge taken in the second quarter of 1998, and a related $0.6 million after-tax credit taken in the second quarter of 1999. Cash flow was healthy and allowed us to pay down debt by $26.9 million, net of the Medix acquisition. We were able to reduce our overall financing costs for the year through strong asset management. At year-end, however, we employed more working capital to fund our sales growth and experienced a modest increase in days sales outstanding from 34.7 days to 35.6 days, and inventory turns decreased slightly from 9.8 times to 9.2 times.

Capital expenditures were $22 million for the year, reflecting the emphasis on our strategic decision to invest in technology. Productivity improved, as sales per full time equivalent employee (FTE) increased 7%, and gross margin per FTE increased 7%.

A REVIEW OF OUR SUCCESSFUL STRATEGY FOR 1999
At the beginning of 1999, we knew we had to rebuild our business and restore our profitability. Strategically, we decided to focus on what we do best.

CORPORATE OFFICERS         BOARD OF DIRECTORS       DISTRIBUTION NETWORK         FINANCIALS
                              Photo  appears here

G. Gilmer Minor, III                       Craig R. Smith
Chairman and Chief Executive Officer       President and Chief Operating Officer

Our core competency is that we are the most efficient distributor in our industry, while adding value by providing great service and technology-based solutions to help our customers.

We turned up the pressure on ourselves. We knew we had the best technology tools in the business and the best service, so we packaged our offering that way. Price is always a factor, but we were determined not to give our value away. We earned the Tenet business, and then put into play the smoothest and most comprehensive conversion this industry has ever seen. Our annualized sales rate for Tenet at the end of December 1999, was over $250 million. The sales rate exceeded our expectations.

By mid-year in 1999, we began to see new sales earned in 1998 come on line as expected. In July, we acquired Medix, a medical/surgical distributor based in Wisconsin. This acquisition increased our market share, particularly in the Midwest, and added significant new customers, especially Consorta Catholic Resource Partners.

To manage our costs more efficiently we downsized some warehouses that had extra capacity and installed our CSW (Client Server Warehousing) system in all of our divisions. CSW has improved accuracy, information flow and speed in our warehouses.

We also reorganized our field management to take advantage of the 'close to the customer' strength we have across the nation. We divided the country into eleven management areas, increasing firepower in the field for sales, operations, technology and human resources.

We knew we had to manage our assets efficiently, pay down debt and lower our interest costs. We accomplished all three with hard work, planning and execution.

We also continued our work with suppliers, figuring out ways to take real cost out of the supply chain. This cross-functional team effort is very important to Owens & Minor, as our commitment to national brands increases our value to our customers.

Nothing we achieved in 1999 would have been possible without the efforts and determination of our teammates, who rose to the occasion time and again until we accomplished our objectives.


EXPECTATIONS FOR 2000
Our strategy for 2000 is aimed at growing revenues at 8 to 10 percent, while maintaining our gross margin, lowering SG&A, and improving earnings by 13 to 15 percent or more. If we can do all this, we expect our stock price to increase, consistent with our performance and the health of our market sector.

Our hard work in three strategic areas over the past year had a significant impact on our 1999 results, and we will continue to exploit these areas in 2000. The first is maintaining operational excellence, which means running our business so that we provide the absolute best service in the industry. Second, we want to convert information into knowledge into profits. We have done an outstanding job here with CostTrack, PANDAC(R), FOCUS and WISDOM in helping our

ABOUT THE COMPANY      1999 FINANCIAL OVERVIEW      LETTER TO SHAREHOLDERS      COMPANY AT A GLANCE

WE BELIEVE THAT OUR
      MOST IMPORTANT PRODUCT
 IS OUR WORD.


customers manage their businesses more profitably. (These Owens & Minor tools are described more fully later in this report.) Third, we want to follow and support patient care. As patients migrate to non-traditional settings for healthcare, we will be there to supply their needs.

E-COMMERCE OPPORTUNITIES
Owens & Minor is on the leading edge when it comes to business-to-business, Internet-based communications with our customers. In fact, we won recognition for our innovative use of technology in 1999 when we were named to the "E-Business 100" by InformationWeek Magazine, and when we won the 1999 Leadership in Data Warehousing Award from the Data Warehousing Institute.

We are working closely with our largest customers, health alliances and group purchasing organizations, to implement e-commerce solutions involving the collection and organization of useful data, as well as more efficient order processing. We have developed our own e-commerce capability for order processing called OM Direct. Over 200 customers have signed up with OM Direct, and we are processing orders at a rate of over $3 million per month.

Also, we are partnering with several healthcare Web sites, such as Neoforma.com (NASDAQ: NEOF) and medicalbuyer.com(TM), to explore the value of small package distribution to new markets for Owens & Minor, such as physicians' offices. We call our small package initiative "eMedExpress" (soon to be a "dot-com" site).

We are developing an open business-to-business, e-commerce digital platform with Perot Systems (NYSE: PER) to process customer orders for multiple vendors through one portal. This initiative will provide our customers with the ability to do business with multiple best-of-class strategic partners, while achieving back-office savings and efficiencies through a more disciplined process.

We look at e-commerce as an opportunity to grow our business. Even in the exciting world of e-commerce, the function of distribution must be performed. The question is who can do it best. The answer is Owens & Minor.

PROMOTIONS AND ELECTIONS
Owens & Minor proved again in 1999 that it has both strength and depth on its management team. We made a number of important promotions during the year that made us even more effective.

Craig R. Smith was named President of the company in April 1999, while retaining his position as Chief Operating Officer. Craig has generated tremendous energy and a sense of urgency to restoring our market presence, and he has clearly been successful in this important leadership post.

Timothy J. Callahan was recently promoted to the position of Corporate Senior Vice President, Distribution, with responsibility for our entire field organization and distribution network.

Charles C. Colpo was named Corporate Senior Vice President, Operations, after working his way through our field organization and making his mark in many areas of the company.

Erika T. Davis was promoted to Corporate Vice President of Human Resources. Erika has done a magnificent job helping our Human Resources team be a most responsive and helpful advocate for our teammates.

CORPORATE OFFICERS       BOARD OF DIRECTORS     DISTRIBUTION NETWORK         FINANCIALS

In 1999, two new Directors were elected to the Board. Peter S. Redding, President and CEO of Standard Register, joined the Board in April, and John T. Crotty, Managing Partner of CroBern Management Partnership, a healthcare investment, consulting and advisory firm, joined us in July. Both Pete and John bring supply chain management experience and leadership to Owens & Minor.

AND LOSSES
In March 1999, Ann Greer Rector, Senior Vice President and Chief Financial Officer, passed away after a short illness. She was our friend, a gallant lady and truly represented the best of Owens & Minor. We miss her terribly, but her can-do spirit is a legacy for us all.

In August 1999, we lost our beloved Director Emeritus, Royal E. Cabell, Jr. Roy had just retired from the Board in April after 37 years of service. He was a mentor, proactive in helping steer the company to growth, sometimes through perilous waters, and a dear, loyal friend. His hearty laugh and broad smile will always be missed.

A NEW YEAR, A NEW CENTURY,
A NEW MILLENNIUM
Owens & Minor has provided service to the healthcare industry in three centuries. Our sterling roster of customers proves we are leading the way in our industry. Each year U.S. News & World Report compiles an "honor roll" of the nation's best hospitals. Of these top 13 institutions, Owens & Minor is the primary supplier to eight of them. We see this as evidence that we are doing things right.

The industry we serve is in the throes of change as the government, third party payors, providers and patients battle over the quality and cost of care.

Yet, healthcare is a growth industry any way you look at it, with our population aging and medical requirements accelerating. We believe our strategy of providing innovative supply chain answers, working with strategic partners like Perot Systems, and providing the absolute best-of-class service, not only works for us, but provides dynamic solutions for our customers. If our strategy weren't correct, how else could we have come back so strong, so fast? Owens & Minor keeps changing and keeps growing by doing things right.

To our suppliers and customers, we are grateful for your loyalty and support as we all work together in a very tough industry; to our teammates, we are grateful for your courage, your determination and loyalty as we delivered on our promises in 1999. To our shareholders, we are grateful for your continued support. It's hard to be patient in this market, but we do feel patience will be rewarded.

Thank you all for being part of the Owens & Minor team.


Warmest regards,


/s/ G. Gilmer Minor, III
------------------------
G. Gilmer Minor, III
Chairman and Chief Executive Officer


/s/ Craig R. Smith
------------------
Craig R. Smith
President and Chief Operating Officer

ABOUT THE COMPANY      1999 FINANCIAL OVERVIEW     LETTER TO SHAREHOLDERS     COMPANY AT A GLANCE

WE PURCHASE GOODS FOR OUR CUSTOMERS
We help our customers lower their purchasing costs by doing the work for them. By purchasing goods in large volume, we are able to buy at lower cost, streamline delivery, and collect important sales and usage information for our customers.

WE HOLD THE INVENTORY
We buy and hold inventory for our customers. With sophisticated delivery processes, we deliver and invoice goods only when our customers are ready. Rather than tying up capital in stock sitting in a warehouse, our customers save money by using our "just-in-time" and stockless services, receiving supplies at the time they are needed.

WE WAREHOUSE
With warehouse facilities around the nation, Owens & Minor stores medical and surgical supplies close to our customers. Because it costs money every time an item is handled, we've researched and developed ways to simplify handling. Using tools such as CSW (Client Server Warehousing), we are able to streamline receipt and storage of materials. In some instances, we bypass the warehouse altogether, taking supplies directly to where they are needed.

WE REDUCE INVENTORY COSTS
Because we have refined the art of warehousing, we are able to reduce costs for our customers. In many cases, we do the warehousing for them. Or, we employ a just-in-time delivery system that eliminates the cost of storage.


SO
[GRAPHIC]

CORPORATE OFFICERS      BOARD OF DIRECTORS     DISTRIBUTION NETWORK     FINANCIALS

WE CUSTOMIZE OUR INFORMATION SERVICES
One of the most important by-products of what we do at Owens & Minor is information. Because we collect and store data, we are able to help customers with purchasing and supply-chain analysis. We support them in product standardization and contract compliance, and help customers pinpoint ways to streamline and save money. WISDOM, a new product launched in 1999, gives our subscribers Internet access to their own purchasing and invoice information.

WE ADD VALUE
Once our customers are ready to receive shipments, we customize how we load our pallets and trucks, reducing labor on the receiving end. Receiving documents are customized to conform with our customers' information systems. Also, we deliver only when our customers are ready, allowing them to streamline their receiving activity.

WE DELIVER
Our warehouse facilities are located throughout the United States close to our customers. To deliver supplies on time, Owens & Minor uses its own drivers, who are important ambassadors for our company. They are committed to customer service.

WE INVOICE AND COLLECT
Once products are delivered, we invoice and collect. By using electronic billing and funds transfer, we reduce costs for ourselves and for our customers. A variety of terms are offered to suit the needs of our individual customers. Many of our customers are members of group purchasing organizations or large hospital systems and they are able to take advantage of favorable pricing.

LUTIONS
[GRAPHIC]

                              OWENS & MINOR, INC.


SOLUTIONS IN SUPPLY CHAIN
                  MANAGEMENT THROUGH CSW

SOLUT
[GRAPHIC]

At Owens & Minor, we focus on providing the ultimate in service for our customers--solutions. By blending 118 years of experience serving the healthcare industry with the latest in technological innovations, we are providing supply chain management solutions for our customers--hospitals, integrated healthcare systems and group purchasing organizations. As an industry leader, we strive to anticipate challenges emerging for our healthcare partners.

OWENS & MINOR PROVIDES SOLUTIONS IN SUPPLY CHAIN MANAGEMENT
In 1999, Owens & Minor fully implemented CSW, or Client Server Warehousing, in its warehouses throughout the country. This computer-based warehouse management system has standardized warehouse processes throughout the company. Prior to the implementation of CSW, Owens & Minor used three different systems to run its warehouses.

With CSW, each item is tracked from the moment it enters the warehouse until it reaches its destination, improving inventory control. Efficiency in the picking and putaway of products has increased, improving our service to customers.

The hand-held RF (radio frequency) units used by teammates to track every item in the warehouse also provide Owens & Minor information on the efficiency of each teammate. Because Owens & Minor has used this information to improve efficiency, the company is benefiting from a reduction in overtime.

In a business as complex as Owens & Minor's, efficiency has a great impact on the bottom line. By using this computer-based technology to track the movement of every item, Owens & Minor has found a way to cut costs, and improve teammate efficiency, invoice accuracy and customer satisfaction.

WE CONSTANTLY
      FIND WAYS TO STAY CLOSE
TO OUR CUSTOMERS.

[GRAPHIC]
SOLU


         SOLUTIONS IN COST MANAGEMENT
THROUGH COSTTRACK
         ACTIVITY-BASED-MANAGEMENT


                              OWENS & MINOR, INC.

    MERGING OUR SKILLS WITH
OUR CUSTOMERS' NEEDS
                MAKES US DIFFERENT.

OWENS & MINOR PROVIDES
SOLUTIONS IN COST MANAGEMENT
With more than a century's experience in supply chain management, Owens & Minor is constantly finding better ways to manage and reduce costs for itself and its customers. With the goal of delivering efficient, high quality service to customers, Owens & Minor offers CostTrack activity-based-management.

This industry-leading program separates the cost of the product from the process of delivering it, thus identifying the true cost of distribution. CostTrack recognizes and rewards efficiencies such as electronic commerce and standardization of commodity products.

An independent study determined that while hospitals spend about 15 percent of their budgets on supplies, they spend another 10 to 20 percent on managing those supplies. These costly internal processes provide Owens & Minor opportunities to help customers save by implementing CostTrack.

With CostTrack, Owens & Minor customers pay for exactly the services they choose. For example, a customer might ask that we deliver supplies to the loading dock--a relatively low cost activity. However, another customer might ask that Owens & Minor take supplies all the way into the emergency room or operating room. This is a higher cost activity, but one that Owens & Minor provides as an outsourcing solution for many customers.

Rather than using a cost-plus model, Owens & Minor charges according to the complexity of the activity. Customers can choose from a range of services, from basic distribution to a full outsourcing arrangement.

[GRAPHIC]
TIONS

These hand-held RF(radio frequency) units improve efficiency in Owens & Minor's warehouses.

EVERY ASSIGNMENT FROM
        OUR CUSTOMERS GIVES US
THE OPPORTUNITY TO EXCEL.

OWENS & MINOR PROVIDES
SOLUTIONS IN DATA MANAGEMENT
In 1999, Owens & Minor launched a major Internet-based initiative, opening its vast data warehouse to customers and suppliers. This award-winning product, called WISDOM, rapidly gained subscribers.

Using a simple Internet connection, subscribers to WISDOM can mine their own sales and other data. Information once difficult for customers and suppliers to compile is now readily available through this Owens & Minor service. Subscribers can easily retrieve detailed reports on purchasing, inventory and usage, and contract compliance. Suppliers can access reports on product inventory, drop shipments, credits, customer contract utilization and service levels with Owens & Minor.

The first e-business intelligence application of its kind within the medical/surgical distribution industry, WISDOM has won acclaim for Owens & Minor. The Data Warehousing Institute, the premier educational association in the data warehousing industry, named Owens & Minor the winner of its 1999 Leadership Award for WISDOM.

Also, InformationWeek Magazine included Owens & Minor among its "E-Business 100," a survey of more than 400 nominated businesses that have achieved overall excellence in e-business initiatives. Owens & Minor was cited for the development and use of WISDOM.

Using customized information from WISDOM, customers can save money through product consolidation, and improve inventory management. Now a recognized brand name in the healthcare industry, WISDOM is helping Owens & Minor attract new customers and expand existing relationships. WISDOM gives Owens & Minor a competitive advantage by helping it forge tighter links with customers.

By using the best technology available in partnership with our customers, we believe we have developed the right formula for our industry. We believe that Owens & Minor leads the industry by providing in-depth knowledge and experience in supply chain management to customers and by using technology to create solutions for our partners. We believe that when we deliver solutions, we deliver satisfaction.


[GRAPHIC]
SOLU

[GRAPHIC]
TIONS

                   SOLUTIONS IN DATA MANAGEMENT THROUGH WISDOM


                              OWENS & MINOR, INC.

CORPORATE OFFICERS      BOARD OF DIRECTORS      DISTRIBUTION NETWORK       FINANCIALS
Corporate Officers
[GRAPHIC]
Minor    Smith             Gouldthorpe   Callahan   Davis            Bozard    Cape  Berling


[GRAPHIC]
Grigg    Colpo   Thomas           Luck     MacAllister               Marston  Carneal  Clark
G. GILMER MINOR, III (59)                  JACK M. CLARK, JR. (49)                       OLWEN B. CAPE (49)
Chairman & Chief Executive Officer         Senior Vice President, Sales & Marketing      Vice President, Controller

CRAIG R. SMITH (48)                        CHARLES C. COLPO (42)                         ERIKA T. DAVIS (35)
President & Chief Operating Officer        Senior Vice President, Operations             Vice President, Human Resources

HENRY A. BERLING (57)                      JAMES L. GRIGG (52)                           HUGH F. GOULDTHORPE, JR. (60)
Executive Vice President,                  Senior Vice President,                        Vice President, Quality & Communications
Partnership Development                    Supply Chain Management
                                                                                         WAYNE B. LUCK (43)
TIMOTHY J. CALLAHAN (48)                   F. LEE MARSTON (46)                           Vice President, Business Technology Group
Senior Vice President, Distribution        Senior Vice President,
                                           Chief Information Officer                     HUE THOMAS, III (60)
DREW ST. J. CARNEAL (61)                                                                 Vice President, Corporate Relations
Senior Vice President,                     RICHARD F. BOZARD (52)
General Counsel & Secretary                Vice President, Treasurer                     BRUCE J. MACALLISTER (48)
                                           Acting Chief Financial Officer                Regional Vice President, East

--------------------------------------------------------------------------------
Numbers inside parentheses indicate age.

 CORPORATE OFFICERS   BOARD OF DIRECTORS      DISTRIBUTION NETWORK     FINANCIALS

BOARD OF DIRECTORS


  Crotty    Minor      Bunting                Farinholt      Whittemore



  Redding       Massey         Henley        Berling         Ukrop        Rogers
      graphic

Henry A. Berling (57) (1), (4)                Vernard W. Henley (70) (2), (3), (5)        James E. Rogers (54) (1), (3)*, (4)
Executive Vice President, Partnership         Chairman & CEO, Consolidated Bank           President, SCI Investors Inc.
Development, Owens & Minor, Inc.              and Trust Company
                                                                                          James E. Ukrop (62) (2), (3), (5)
Josiah Bunting, III (59) (2), (4)             E. Morgan Massey (73) (1), (2), (4)*, (5)   Chairman, Ukrop's Super Market, Inc.
Superintendent, Virginia Military Institute   Chairman, Asian-American Coal, Inc.         Chairman, First Market Bank
                                              Chairman Emeritus,
John T. Crotty (62) (2), (4)                  A.T. Massey Coal Company, Inc.              Anne Marie Whittemore (54) (1), (3), (5)*
Managing Partner,                             Chairman, Evan Energy Company               Partner,
CroBern Management Partnership                                                            McGuire, Woods, Battle & Boothe LLP
President, CroBern, Inc.                      G. Gilmer Minor, III (59) (1)*, (4)
                                              Chairman & CEO, Owens & Minor, Inc.
James B. Farinholt, Jr. (65) (1), (2)*, (4)
Special Assistant to the President            Peter S. Redding (61) (3), (4)
for Economic Development,                     President & CEO, Standard Register
Virginia Commonwealth University

--------------------------------------------------------------------------------
Board Committees: (1) Executive Committee, (2) Audit Committee, (3) Compensation & Benefits Committee, (4) Strategic Planning Committee, (5) Governance & Nominating Committee, * Denotes Chairperson

CORPORATE OFFICERS        BOARD OF DIRECTORS      DISTRIBUTION NETWORK        FINANCIALS

OWENS & MINOR DISTRIBUTION NETWORK

Seattle

Portland

Minneapolis

Green Bay

Boston

Rochester

Waunakee

Chicago

Allentown

Des Moines

Detroit

Greensburg

San Francisco

Bridgeton

Omaha

Salt Lake City

Denver

Indianapolis

Springfield

Savage

Richmond, Home Office

Cincinnati

Wichita

Richmond

Kansas City

Los Angeles

LaFollette

Tulsa

St. Louis

Raleigh

Charlotte

Oklahoma City

Knoxville

Memphis

San Diego

Augusta

Phoenix

Atlanta

Birmingham

Jackson

Dallas

Montgomery

Jacksonville

Houston

Orlando

New Orleans

Ft. Lauderdale

Harlingen

O&M Medical/Surgical Division
O&M Custom Distribution Center
O&M Home Office
O&M Specialty Distribution

SELECTED FINANCIAL DATA(1)
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)

                                                1999             1998              1997              1996              1995
                                           =============   ===============   ===============   ===============   ===============
SUMMARY OF OPERATIONS:
Net sales                                   $3,186,373       $3,082,119        $3,116,798        $3,019,003        $2,976,486
Nonrecurring restructuring expense
  (credit)(2)                               $   (1,000)      $   11,200        $        -        $        -        $  16,734
Net income (loss)(2)                        $   27,979       $   20,145        $   24,320        $   12,965        $ (11,308)
-----------------------------------------   ----------       ----------        ----------        ----------        ----------
PER COMMON SHARE:
Net income (loss) - basic                   $    0.86        $     0.56        $     0.60        $     0.25        $   (0.53)
Net income (loss) - diluted                 $    0.82        $     0.56        $     0.60        $     0.25        $   (0.53)
Average number of shares
  outstanding - basic                           32,574           32,488            32,048            31,707           30,820
Average number of shares
  outstanding - diluted                         39,098           32,591            32,129            31,809           30,820
Cash dividends                              $    0.23        $     0.20        $     0.18        $     0.18        $    0.18
Stock price at year end                     $    8.94        $    15.75        $    14.50        $    10.25        $   12.75
Book value                                  $    5.58        $     4.94        $     4.48        $     3.99        $    3.90
-----------------------------------------   ----------       ----------        ----------        ----------        ----------
SUMMARY OF FINANCIAL POSITION:
Working capital                             $  219,448       $  235,247        $  233,789        $  192,990        $ 331,663
Total assets                                $  865,000       $  717,768        $  712,563        $  679,501        $ 857,803
Debt                                        $  175,178       $  150,000        $  182,550        $  167,549        $ 323,308
Mandatorily redeemable preferred
  securities                                $  132,000       $  132,000        $        -        $        -        $       -
Shareholders' equity                        $  182,381       $  161,126        $  259,301        $  242,400        $ 235,271
-----------------------------------------   ----------       ----------        ----------        ----------        ----------
SELECTED RATIOS:
Gross margin as a percent of net sales           10.5%            10.6%             10.2%              9.9%             9.0%
Selling, general and administrative
  expenses as a percent of net sales              7.6%             7.8%              7.5%              7.7%             7.6%
Average receivable days sales
  outstanding(3)                                35.6              34.7              33.4              36.1             37.7
Average inventory turnover                       9.2               9.8               9.9               8.9              8.3
Return on average total equity(4)                10.5%             8.2%              9.7%              5.4%            (4.6%)
Return on average total equity(5)                16.3%             9.6%              9.7%              5.4%            (4.6%)
Current ratio                                    1.6               1.9               1.9               1.7              2.1
Capitalization ratio(3)(4)                       47.2%            43.4%             53.0%             54.8%            61.9%
Capitalization ratio(3)(5)                       69.4%            68.9%             53.0%             54.8%            61.9%

(1) ON JULY 30, 1999, THE COMPANY ACQUIRED CERTAIN NET ASSETS OF MEDIX, INC. WHICH WAS ACCOUNTED FOR AS A PURCHASE.
(2) IN 1998, THE COMPANY INCURRED $11.2 MILLION, OR $6.6 MILLION AFTER TAXES, OF NONRECURRING RESTRUCTURING EXPENSES RELATED TO THE CANCELLATION OF ITS MEDICAL/SURGICAL DISTRIBUTION CONTRACT WITH COLUMBIA/HCA HEALTHCARE CORPORATION. IN 1999, THE COMPANY REDUCED THE RESTRUCTURING ACCRUAL BY $1.0 MILLION, OR $0.6 MILLION AFTER TAXES. THE COMPANY INCURRED $16.7 MILLION, OR $10.3 MILLION AFTER TAXES, IN 1995 OF NONRECURRING RESTRUCTURING EXPENSES RELATED TO ITS RESTRUCTURING PLANS DEVELOPED IN CONJUNCTION WITH ITS COMBINATION WITH STUART MEDICAL, INC. IN 1994.
(3) EXCLUDES IMPACT OF OFF BALANCE SHEET RECEIVABLES SECURITIZATION AGREEMENT. SEE NOTE 7 TO CONSOLIDATED FINANCIAL STATEMENTS.
(4) INCLUDES MANDATORILY REDEEMABLE PREFERRED SECURITIES AS EQUITY.
(5) INCLUDES MANDATORILY REDEEMABLE PREFERRED SECURITIES AS DEBT.

BUSINESS DESCRIPTION
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

COMPANY HISTORY
Owens & Minor, Inc. and subsidiaries (O&M or the company) is the largest distributor of national name brand medical and surgical supplies in the United States. The company was incorporated in Virginia on December 7, 1926, as a successor to a partnership founded in Richmond, Virginia in 1882.
   O&M has significantly expanded and strengthened its national presence in recent years through internal growth and acquisitions. In July 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies whose customers are primarily located in the Midwest. This acquisition strengthens the company's presence and is expected to provide opportunities for growth in this geographic area. For its 1998 fiscal year, Medix had net sales of approximately $184 million. In May 1994, the company acquired Stuart Medical, Inc., then the third largest distributor of medical and surgical supplies in the United States with 1993 net sales of approximately $891 million.

INDUSTRY OVERVIEW
Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, integrated healthcare networks (IHNs) and alternate care providers. The medical/surgical supply distribution industry has experienced growth in recent years due to the aging population and emerging medical technology resulting in new healthcare procedures and products. Healthcare providers have consolidated to form larger and more sophisticated entities that are increasingly seeking lower procurement costs and sophisticated inventory management from their preferred suppliers and distributors. Over the years, major acute care hospitals have aligned with or acquired outpatient and long-term care facilities to form IHNs, and forged partnerships with national medical and surgical supply distributors to manage the supply procurement and distribution needs of their entire network. The traditional role of distributors in warehousing and delivering medical and surgical supplies to a customer has evolved into the role of assisting their customers to manage the entire supply chain. O&M expects that further consolidation in the medical/surgical supply distribution industry will continue due to the competitive advantages enjoyed by larger distributors.

CUSTOMERS
O&M distributes over 150,000 finished medical and surgical products produced by approximately 1,200 suppliers to approximately 4,000 customers nationwide. The company's customers are primarily acute care hospitals and hospital-based systems, which account for more than 90% of O&M's net sales. Other customers include alternate care facilities such as nursing homes, clinics, surgery centers, rehabilitation facilities, physicians' offices and home healthcare organizations. The company provides distribution services under contractual agreements with a number of large healthcare networks as well as major buying groups that represent independently owned member hospitals. Most of O&M's sales consist of disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

NATIONAL HEALTHCARE NETWORKS (NETWORKS) AND GROUP PURCHASING ORGANIZATIONS
(GPOS). Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. Since 1985, O&M has been a distributor for VHA, Inc. (VHA), a nationwide network that comprises over 1,900 community-owned healthcare systems and their physicians. On January 1, 1998, VHA and University HealthSystem Consortium Services Corp. (UHCSC), an alliance of academic medical centers, created Novation, a supply

--------------------------------------------------------------------------------
company that serves VHA and UHCSC member organizations. Sales to Novation members represented approximately 53% of O&M's net sales in 1999.

INTEGRATED HEALTHCARE NETWORKS. An IHN is typically a network of different types of healthcare providers that seeks to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital, O&M's traditional customer, as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers' shared economic interests create strong incentives for participation in distribution contracts established at the system level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M's enhanced inventory management and other value-added services.
     In October 1998, O&M entered into an exclusive, eight-year medical/surgical supply distribution agreement with Tenet Healthcare Corporation (Tenet), the second largest for-profit hospital chain in the nation. In addition to being a sole supplier to Tenet's 113 acute care hospitals, O&M provides distribution services to Tenet's BuyPower purchasing program. One of the nation's leading GPOs, BuyPower provides national contracting for its approximately 330 acute care hospitals, 530 associated facilities and 2,500 affiliated members. During 1999, O&M also entered into contracts with a number of other new customers and has renewed contracts with existing customers.
     Until mid-1998, O&M was the primary distributor for Columbia/HCA Healthcare Corporation (Columbia/HCA). In 1997, approximately 11% of O&M's net sales were to Columbia/HCA facilities.

INDIVIDUAL PROVIDERS. In addition to contracting with healthcare providers at the IHN level and through Networks and GPOs, O&M contracts directly with individual healthcare providers. In 1999, not-for-profit hospitals represented a majority of these facilities.

SUPPLIERS
O&M believes its size and longstanding relationships enable it to obtain attractive terms and incentives from suppliers and contribute to its gross margin. The company has well-established relationships with virtually all of the major suppliers of medical and surgical supplies.
   Approximately 17%, 18%, and 20% of O&M's net sales in 1999, 1998, and 1997, respectively, were sales of Johnson & Johnson Hospital Services, Inc. products. Approximately 12% of the company's net sales in 1999, 1998, and 1997 were sales of products of the subsidiaries of Tyco International.

DISTRIBUTION
O&M employs a decentralized approach to sales and customer service through its 46 distribution centers, strategically located to serve customers in 50 states and the District of Columbia. These distribution centers generally serve hospitals and other customers within, on average, a 100- to 150-mile radius. O&M delivers most medical and surgical supplies with a fleet of leased trucks. Contract carriers and parcel services are used to transport all other medical and surgical supplies.

COMPETITION
The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M; Allegiance Corp., which merged with Cardinal Health, Inc. in early 1999; and McKesson General Medical Corp., a subsidiary of McKesson HBOC, Inc. The industry also includes Bergen Brunswig Medical Corp., a wholly owned subsidiary of Bergen Brunswig Corp.; smaller national distributors of medical and surgical supplies; and a number of regional and local distributors.
   Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, and the ability to meet special customer requirements. O&M believes its decentralized and customer-focused approach to distribution of medical/surgical supplies enables it to compete effectively with both larger and smaller distributors by being located

--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

near the customer and offering a high level of customer service. Further consolidation of medical/surgical supply distributors is expected to continue through the purchase of smaller distributors by larger companies as a result of competitive pressures in the marketplace.

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

INVENTORY. Due to O&M's significant investment in inventory to meet the rapid delivery requirements of its customers, efficient asset management is essential to the company's profitability. The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on distributors and healthcare providers to create more efficient inventory management systems. O&M has responded to these ongoing changes by developing its inventory forecasting capabilities, its client server warehousing management system, its product standardization and consolidation initiative, and its continuous inventory replenishment process (CRP). CRP allows the company's suppliers to monitor daily sales and inventory levels electronically so they can automatically and accurately replenish O&M's inventory. These and other initiatives have enabled the company to control inventory levels while growing sales.

ACCOUNTS RECEIVABLE. The company's credit practices are consistent with those of other medical/surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and does not believe that credit risk associated with accounts receivable poses a significant risk to its results of operations.

INFORMATION TECHNOLOGY
In 1998, O&M signed a 10-year agreement to outsource its information technology
(IT) operations and procure strategic application development services. This partnership has allowed the company to provide additional resources to major investments in information technology to support internal operations and to enhance services to the company's customers and suppliers. In 1999, O&M's capital expenditures included approximately $19 million for computer hardware and software. O&M has focused its technology expenditures on electronic commerce and sales and marketing programs and services.

ELECTRONIC COMMERCE. O&M is an industry leader in the use of electronic commerce to exchange business transactions with trading partners. In 1999, the company introduced OM Direct, an Internet-based product catalog and direct ordering system, to supplement existing electronic data interchange (EDI) technologies. The company also has entered into a number of contractual arrangements to provide distribution services for Internet-based medical/surgical supply companies. O&M is committed to ongoing investments in an open, Internet-based e-commerce platform to support the company's supply-chain management initiatives and to enable expansion into new market segments for healthcare products.

SALES AND MARKETING
O&M's sales and marketing force is organized to support its decentralized field sales teams of approximately 220 people. Based from the company's divisions nationwide, the company's local sales teams are positioned to respond to customer needs quickly and efficiently. The company's integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.
   O&M's value-added programs and services for its trading partners include the following:

O COSTTRACK ACTIVITY-BASED-MANAGEMENT (COSTTRACK):
   This industry-leading activity-based-management program helps customers identify and track the cost-drivers in their distribution activities, giving them the information they need to drive workflow efficiencies, raise employee productivity and cut costs. With CostTrack, customers no longer use a cost-plus model but pay according to the complexity of the Owens & Minor services that they choose.

--------------------------------------------------------------------------------
o WISDOM: This new Internet-accessed decision support tool connects customers and suppliers to O&M's award-winning data warehouse. Password-protected, WISDOM offers customers online access to more than 90 reports about their purchase history, contract compliance, product usage and other related data. This timely information helps customers make well-informed purchasing decisions and realize hard-dollar savings and operating efficiencies by:

   o  standardizing their product lines and
      consolidating suppliers
   o  increasing contract compliance and
      GPO-related revenues
   o consolidating purchasing data among the various computer systems in a healthcare network

  For subscribing supplier partners, WISDOM provides reports on their O&M product inventory, drop shipments, credits, customer contract utilization and O&M service levels by product and by customer. This information helps suppliers target growth opportunities within specific customer accounts.

O PANDAC(R)WOUND CLOSURE MANAGEMENT PROGRAM: This information-based program provides customers an evaluation of their current and historical wound closure inventories and usage levels, helping them reduce their investment in suture and endomechanical equipment and control their costs per operative case. O&M works closely with customers to target savings in excess of 5% in the first year.

O FOCUS ON CONSOLIDATION, UTILIZATION & STANDARDIZATION (FOCUS): This partnership program drives product standardization and consolidation, increasing the volume of purchases from O&M's leading suppliers, and in turn, providing operational benefits and cost savings to healthcare customers. FOCUS centers around both commodity and preference product standardization. O&M requires its FOCUS partners to be market share leaders and to meet strict certification standards, such as exceeding minimum fill rates, offering a flexible returned goods policy and using EDI.

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

PROPERTIES. O&M's corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in leased facilities. The company owns two undeveloped parcels of land adjacent to its corporate headquarters. The company leases offices and warehouses for its 46 distribution centers across the United States. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. All of O&M's distribution centers are leased from unaffiliated third parties. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

ANALYSIS OF OPERATIONS
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES


1999 FINANCIAL RESULTS
In 1999, O&M earned net income of $28.0 million, or $0.82 per diluted common share, compared with $20.1 million, or $0.56 per diluted common share, in 1998. Net income in 1999 was increased by a $0.6 million after-tax reduction of a restructuring accrual originally established in 1998. The 1998 restructuring charge of $11.2 million reflected the company's plan to downsize warehouse operations as a result of the cancellation of its contract with Columbia/HCA Healthcare Corporation (Columbia/HCA). Excluding the restructuring charge and the subsequent adjustment, net income attributable to common stock for 1999 increased 10.3% to $27.4 million or $0.80 per diluted common share from $24.9 million or $0.75 per diluted common share for 1998.

RESULTS OF OPERATIONS
The following table presents the company's consolidated statements of income on a percentage of net sales basis:

------------------------------------------------------------------
Year ended December 31,       1999      1998     1997
------------------------------------------------------------------
Net sales                     100.0%    100.0%   100.0%
Cost of goods sold             89.5      89.4     89.8
------------------------------------------------------------------
Gross margin                   10.5      10.6     10.2
------------------------------------------------------------------
Selling, general and
   administrative expenses      7.6       7.8      7.5
Depreciation and amortization   0.6       0.6      0.6
Interest expense, net           0.4       0.5      0.5
Discount on accounts
   receivable securitization    0.1       0.1      0.2
Distributions on mandatorily
   redeemable preferred
   securities                   0.2       0.1      -
Nonrecurring restructuring
   expenses                     -         0.4      -
-------------------------------------------------------------------
Total expenses                  8.9       9.5      8.8
------------------------------------------------------------------
Income before income taxes      1.6       1.1      1.4
Income tax provision            0.7       0.4      0.6
-------------------------------------------------------------------
Net income                      0.9%      0.7%     0.8%
-------------------------------------------------------------------

GENERAL. On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical/surgical supplies, for approximately $83 million. The company paid cash of approximately $68 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $58 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. This acquisition strengthens the company's presence in the Midwest and is expected to provide opportunities for increased sales in this geographic area. Medix' net sales were approximately $184 million for its fiscal year ended October 2, 1998. The success of the acquisition will depend in part on the company's ability to integrate and capture synergies in the combined businesses.

NET SALES. Net sales increased by 3.4% to $3.19 billion for the year ended December 31, 1999, from $3.08 billion in 1998 and increased 20.1% to $861 million for the fourth quarter of 1999 from $717 million for the fourth quarter of 1998. Excluding the sales generated by the Medix acquisition, net sales increased 0.8% for the year and 13.4% for the fourth quarter. The increase in sales was due to new customer contracts and increased penetration of existing accounts. The Columbia/HCA contract, representing approximately 11% of net sales in 1997, was cancelled in mid-1998. Sales to this customer declined significantly during the second half of 1998. In February 1999, the company began shipments to Tenet Healthcare Corporation (Tenet) hospitals and members of the affiliated BuyPower purchasing group. Partly as a result of these changes, sales for the first half of 1999 were 5.2% lower than in 1998, and sales for the second half of 1999, excluding Medix, were 7.2% higher than in 1998.
   Net sales declined slightly by 1.1% to $3.08 billion for the year ended December 31, 1998, from $3.12 billion in 1997, and decreased 10.9% to $717 million for the fourth quarter of 1998 from $805 million for the fourth quarter of 1997. The reduction in net sales was due to the cancellation of Columbia/HCA's distribution contract, which mostly affected fourth-quarter results.

--------------------------------------------------------------------------------
[BAR CHART APPEARS HERE]
NET SALES
(BILLIONS)
1999   $3.19
1998   $3.08
1997   $3.12
1996   $3.02
1995   $2.98

GROSS MARGIN. Gross margin as a percentage of net sales decreased slightly to 10.5% in 1999 compared with 10.6% in 1998 and decreased to 10.5% for the fourth quarter of 1999 from 11.3% in the fourth quarter of 1998. The decrease for the year and the fourth quarter was a result of the benefits of certain supply chain initiatives being recognized over a lower sales base in 1998.
   Gross margin as a percentage of net sales increased to 10.6% in 1998 from 10.2% in 1997 as a result of the company's emphasis on supply chain initiatives with key suppliers. Gross margin as a percentage of net sales increased to 11.3% for the fourth quarter of 1998 from 10.5% in the fourth quarter of 1997. As discussed above, this increase was the result of a lower sales base in 1998.

[BAR CHART APPEARS HERE]
GROSS MARGIN % VS. SG&A% OF NET SALES
GROSS MARGIN %

                                         10.5%
1.4%      2.2%      2.7%       2.8%       2.9%
                                          7.6%
SG$A%
1995      1996     1997        1998       1999

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative (SG&A) expenses as a percentage of net sales were 7.6% in 1999 compared with 7.8% in 1998 and 7.5% in 1997 and decreased to 7.3% in the fourth quarter of 1999 from 8.2% in the fourth quarter of 1998 and 7.7% in the fourth quarter of 1997. The decreases for the year and the fourth quarter of 1999 were primarily a result of the higher sales base as well as management of operating expenses. Spending on Year 2000 initiatives decreased from $3.6 million to $2.6 million for the year and from $1.2 million to $0.2 million for the fourth quarter.
   The increase in SG&A expenses as a percentage of net sales to 8.2% in the fourth quarter of 1998 from 7.7% in the fourth quarter of 1997 was driven by the reduction of sales to Columbia/HCA.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by 6.0% in 1999 to $19.4 million, compared with $18.3 million in 1998 and $17.7 million in 1997. The increase in 1999 compared to 1998 was due to goodwill amortization of approximately $0.6 million resulting from the Medix acquisition. In addition, depreciation expense increased as a result of higher capital spending associated with development of electronic commerce applications. O&M anticipates similar increases in depreciation in 2000 associated with additional capital spending on information technology initiatives.

NET INTEREST EXPENSE AND DISCOUNT ON ACCOUNTS RECEIVABLE SECURITIZATION (FINANCING COSTS). Net financing costs totaled $17.1 million in 1999, compared with $18.7 million in 1998 and $22.3 million in 1997. Net financing costs included collections of customer finance charges of $4.6 million in 1999, up from $3.0 million in 1998 and $3.1 million in 1997. Excluding the customer finance charges, financing costs remained consistent at $21.7 million in 1999 and 1998, a decrease from $25.4 million in 1997. The increase in cash flow from operations enabled the company to reduce debt in both 1999 and 1998, excluding cash outflows associated with the Medix acquisition. In this analysis of operations, the term "debt" includes both the debt reported in the consolidated financial statements, and amounts financed under the company's off balance sheet accounts receivable securitization facility. The Medix acquisition was funded by cash flow from operations and an increase in outstanding debt.
   In 1998, the decrease in financing costs was due to lower effective interest rates and lower average outstanding debt. Cash flow from operations in 1998 included a $15.9 million refund of federal income taxes resulting from

--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

a tax method change. Beginning with the tax year ended December 31, 1997, the company received permission from the Internal Revenue Service to change its method of accounting for last-in, first-out inventory. This refund resulted in an increase in the current deferred tax liability and had no effect on the total income tax provision for 1998.
   O&M expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rates, although the future results of these initiatives cannot be assured.

DISTRIBUTIONS ON MANDATORILY REDEEMABLE PREFERRED SECURITIES AND DIVIDENDS ON PREFERRED STOCK. In May 1998, Owens & Minor Trust I (Trust), a wholly owned business trust, issued $132 million of Mandatorily Redeemable Preferred Securities (Securities). The company applied substantially all of the net proceeds from this transaction to repurchase all of its outstanding Series B Cumulative Preferred Stock. The effect of this transaction was to reduce the overall cost of capital of the company. The after-tax combined cost was $4.0 million for the Securities in 1999 and $4.5 million for the Securities and the dividend on preferred stock in 1998, compared to $5.2 million for the total dividends on preferred stock in 1997. As of December 31, 1999 and 1998, the company had accrued $1.2 million of distributions related to the Securities.

NONRECURRING RESTRUCTURING EXPENSES (CREDIT). As a result of the Columbia/HCA contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $11.2 million, or $6.6 million after taxes, to downsize operations. In the second quarter of 1999, the company re-evaluated its restructuring accrual. Since the actions under this plan had resulted in lower projected total costs than originally anticipated, the company recorded a reduction in the accrual of $1.0 million, or approximately $0.6 million after taxes. As of December 31, 1999, $4.1 million had been charged against this liability.


[BAR CHART APPEAR HERE}

                 Outstanding Financing    Financing Costs
          95             382                    26.2
          96             293                    25.5
          97             293                    22.3
          98             225                    18.7
          99             281                    17.1

INCOME TAXES. The income tax provision was $22.1 million in 1999, $14.6 million in 1998 and $17.6 million in 1997. O&M's effective tax rate was 44.1% in 1999, compared with 42.0% in 1998 and 1997. The increase in the effective tax rate for 1999 results primarily from a decrease in nontaxable income, which was partially offset by the increase in income before income taxes, which decreased the impact of nondeductible goodwill amortization. The 1998 effective tax rate remained consistent with the 1997 effective tax rate as the decrease in income before taxes, which increased the impact of nondeductible goodwill, was offset by the increase in the impact of nontaxable income.

NET INCOME. Excluding the effects of the restructuring expense (credit), 1999 net income increased to $27.4 million from $26.8 million in 1998 and $24.3 million in 1997 and net income per diluted common share increased to $0.80 compared to $0.75 in 1998 and $0.60 in 1997. This increase resulted from increased sales and productivity, partly offset by higher depreciation and amortization and distributions on mandatorily redeemable preferred securities. Excluding the effect of the restructuring expense (credit), 1999 net income attributable to common stock increased to $27.4 million compared to $24.9 million in 1998 and $19.1 million in 1997, due to the positive effect of the retirement of the company's outstanding Series B Cumulative Preferred Stock in May 1998 which was funded through the issuance of $132 million of Securities issued by the Trust. The after-tax distribution rate of the

--------------------------------------------------------------------------------

Securities is lower than the preferred dividend rate. Net income for the fourth quarter increased $2.2 million or 33.9% in 1999 compared to 1998 and decreased $0.5 million or 6.4% in 1998 compared to 1997. The increase in net income in the fourth quarter of 1999 compared to the fourth quarter of 1998 was a result of the higher sales in 1999. The decrease in net income in the fourth quarter of 1998 compared to the fourth quarter of 1997 was a result of the reduction in sales from the cancelled Columbia/HCA contract discussed above. Although the net income trend has been favorable and the company continues to pursue initiatives to improve profitability, the future impact on net income cannot be assured.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
LIQUIDITY. The company acquired certain net assets of Medix on July 30, 1999, for approximately $83 million. This acquisition was funded by cash flow from operations and an increase in outstanding debt. As a result of the acquisition, debt increased by approximately $55.8 million, from $225.0 million at December 31, 1998, to $280.8 million at December 31, 1999. Excluding the impact of the acquisition, outstanding debt was reduced by $26.9 million. This reduction was due to the positive impact of cash flow from operations.

   In May 1998, O&M repurchased all of its outstanding Series B Cumulative Preferred Stock, financing the repurchase with substantially all the net proceeds from the issuance of $132 million of the Securities by the Trust. These transactions reduced the company's overall cost of capital from 1998.
   The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 1999, O&M had approximately $202.4 million of unused credit under its revolving credit facility and $43.5 million under its receivables financing facility.

WORKING CAPITAL MANAGEMENT. The company's working capital decreased by $15.8 million from December 31, 1998 to $219.4 million at December 31, 1999. This decrease is due, in part, to the Medix acquisition, as well as timing of payments on higher levels of inventory needed to support sales growth. The company continues to focus on the management of inventory levels. Inventory turnover increased to 9.2 times for the fourth quarter of 1999 from 8.4 times in the fourth quarter of 1998 due to the higher level of sales in the fourth quarter of 1999. Inventory turnover decreased to 9.2 times for the year ended December 31, 1999, from 9.8 times in 1998, due to higher levels of inventory to support continuing sales growth, and anticipated increased demand arising from concerns about Year 2000.

CAPITAL EXPENDITURES. Capital expenditures were approximately $22.1 million in 1999, of which approximately $19.0 million was for computer hardware and software, including $3.0 million for system upgrades to complete the preparation for Year 2000. The company expects to continue to invest in technology, including system upgrades, to support strategic initiatives, and improve operational efficiency. These capital expenditures are expected to be funded through cash flow from operations.

YEAR 2000
The company has experienced virtually no disruptions in its business activities as a result of the calendar rollover to the Year 2000. There can be no assurance, however, that all potential Year 2000 issues have been discovered. The total cost of the company's Year 2000 remediation efforts included $8.3 million of operating expenses and $6.8 million of capital expenditures of which $2.6 million and $3.0 million were incurred during 1999.

EMPLOYEES
As of December 31, 1999, O&M employed 2,774 people.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, Deferral of the Effective Date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 137 delayed the effective date of SFAS

--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

No. 133 by one year. The company will be required to adopt the provisions of this standard beginning on January 1, 2001. Management believes the effect of the adoption of this standard will be limited to financial statement presentation and disclosure and will not have a material effect on the company's financial condition or results of operations.

RISKS

The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, and changes in the way medical and surgical services are delivered to patients. The loss of one of the company's larger customers could have a significant effect on its business. However, management believes that the company's competitive position in the marketplace and its ability to control costs would enable it to continue profitable operations and attract new customers in the event of such a loss.

MARKET RISK
O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains allowances for credit losses.
   The company is exposed to market risk relating to changes in interest rates. O&M's net exposure to interest rate risk consists of floating rate instruments that are benchmarked to London Interbank Offered Rate (LIBOR). To manage this risk, O&M uses interest rate swaps to modify the company's exposure to interest rate movements and reduce borrowing costs. The company enters into these derivative transactions pursuant to its policies in areas such as counterparty exposure and hedging practices. The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M's exposure is not significant and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.
   The company is exposed to market risk from changes in interest rates related to its interest rate swaps. Interest expense is subject to change as a result of movements in interest rates. As of December 31, 1999, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate, and has $65 million of interest rate swaps on which the company pays a fixed rate and receives a variable rate based on LIBOR. A hypothetical increase in interest rates of 10%, or 60 basis points, would result in a potential reduction in future pre-tax earnings of approximately $0.6 million per year in connection with the $100 million swaps and an increase in future pre-tax earnings of approximately $0.4 million per year in connection with the $65 million swaps.

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

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)


Year ended December 31,                                               1999             1998              1997
==============================================================   =============   ===============   ================
Net sales                                                         $3,186,373       $ 3,082,119       $  3,116,798
Cost of goods sold                                                 2,851,556         2,755,158          2,800,044
--------------------------------------------------------------    ----------       -----------       ------------
Gross margin                                                         334,817           326,961            316,754
--------------------------------------------------------------    ----------       -----------       ------------
Selling, general and administrative expenses                         242,199           239,543            234,872
Depreciation and amortization                                         19,365            18,270             17,664
Interest expense, net                                                 11,860            14,066             15,703
Discount on accounts receivable securitization                         5,240             4,655              6,584
Distributions on mandatorily redeemable preferred securities           7,095             4,494                  -
Nonrecurring restructuring expense (credit)                           (1,000)           11,200                  -
--------------------------------------------------------------    ----------       -----------       ------------
Total expenses                                                       284,759           292,228            274,823
--------------------------------------------------------------    ----------       -----------       ------------
Income before income taxes                                            50,058            34,733             41,931
Income tax provision                                                  22,079            14,588             17,611
--------------------------------------------------------------    ----------       -----------       ------------
Net income                                                            27,979            20,145             24,320
Dividends on preferred stock                                               -             1,898              5,175
--------------------------------------------------------------    ----------       -----------       ------------
Net income attributable to common stock                           $   27,979       $    18,247       $     19,145
--------------------------------------------------------------    ----------       -----------       ------------
Net income per common share - basic                               $     0.86       $      0.56       $       0.60
--------------------------------------------------------------    ----------       -----------       ------------
Net income per common share - diluted                             $     0.82       $      0.56       $       0.60
--------------------------------------------------------------    ----------       -----------       ------------
Cash dividends per common share                                   $     0.23       $      0.20       $       0.18

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

December 31,                                                                  1999          1998
======================================================================   =============   ==========
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                 $    669      $    546
  Accounts and notes receivable, net                                         226,927       213,765
  Merchandise inventories                                                    342,478       275,094
  Other current assets                                                        19,172        14,816
----------------------------------------------------------------------      --------      --------
  TOTAL CURRENT ASSETS                                                       589,246       504,221
Property and equipment, net                                                   25,877        25,608
Goodwill, net                                                                210,837       158,276
Other assets, net                                                             39,040        29,663
----------------------------------------------------------------------      --------      --------
  TOTAL ASSETS                                                              $865,000      $717,768
----------------------------------------------------------------------      --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                          $303,490      $206,251
  Accrued payroll and related liabilities                                      6,883         8,974
  Other accrued liabilities                                                   59,425        53,749
----------------------------------------------------------------------      --------      --------
  TOTAL CURRENT LIABILITIES                                                  369,798       268,974
Long-term debt                                                               174,553       150,000
Accrued pension and retirement plans                                           6,268         5,668
----------------------------------------------------------------------      --------      --------
  TOTAL LIABILITIES                                                          550,619       424,642
----------------------------------------------------------------------      --------      --------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of
  Owens & Minor, Inc.                                                        132,000       132,000
----------------------------------------------------------------------      --------      --------
SHAREHOLDERS' EQUITY
  Preferred stock, par value $100 per share; authorized-10,000 shares
   Series A; Participating Cumulative Preferred Stock; none issued                 -             -
  Common stock, par value $2 per share; authorized-200,000 shares;
   issued and outstanding - 32,711 shares and 32,618 shares                   65,422        65,236
  Paid-in capital                                                             12,890        12,280
  Retained earnings                                                          104,069        83,610
----------------------------------------------------------------------      --------      --------
  TOTAL SHAREHOLDERS' EQUITY                                                 182,381       161,126
----------------------------------------------------------------------      --------      --------
Commitments and contingencies
----------------------------------------------------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $865,000      $717,768

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS)

Year ended December 31,                                                   1999           1998            1997
==================================================================   =============   ============   ==============
OPERATING ACTIVITIES
Net income                                                            $   27,979      $   20,145      $ 24,320
Adjustments to reconcile net income to cash provided by operating activities
  Depreciation and amortization                                           19,365          18,270        17,664
  Nonrecurring restructuring provision (credit)                           (1,000)         11,200             -
  Deferred income taxes                                                    8,236          22,737            (3)
  Provision for LIFO reserve                                               1,741           1,536         2,414
  Provision for losses on accounts and notes receivable                      559             496           268
  Changes in operating assets and liabilities:
   Accounts and notes receivable                                             481         (26,383)      (40,903)
   Merchandise inventories                                               (42,397)          8,899        (6,104)
   Accounts payable                                                       86,871         (23,375)        4,714
   Net change in other current assets and current liabilities            (11,232)           (651)        4,614
  Other, net                                                               1,686            (389)        1,038
------------------------------------------------------------------    ----------      ----------      ----------
CASH PROVIDED BY OPERATING ACTIVITIES                                     92,289          32,485         8,022
------------------------------------------------------------------    ----------      ----------      ----------
INVESTING ACTIVITIES
Net cash paid for acquisition of business                                (82,699)              -             -
Additions to property and equipment                                       (8,933)         (8,053)       (7,495)
Additions to computer software                                           (13,172)         (4,556)       (4,472)
Other, net                                                                (2,359)            160         1,851
------------------------------------------------------------------    ----------      ----------      ----------
CASH USED FOR INVESTING ACTIVITIES                                      (107,163)        (12,449)      (10,116)
------------------------------------------------------------------    ----------      ----------      ----------
FINANCING ACTIVITIES
Net proceeds from issuance of mandatorily redeemable
  preferred securities                                                         -         127,268             -
Repurchase of preferred stock                                                  -        (115,000)            -
Additions to debt                                                         25,178               -        26,026
Reductions of debt                                                             -         (32,550)      (11,049)
Other financing, net                                                      (2,741)          5,554        (4,679)
Cash dividends paid                                                       (7,520)         (9,268)      (10,950)
Proceeds from exercise of stock options                                       80           3,923         2,586
------------------------------------------------------------------    ----------      ----------      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                          14,997         (20,073)        1,934
------------------------------------------------------------------    ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         123             (37)         (160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               546             583           743
------------------------------------------------------------------    ----------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $      669      $      546      $    583

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        Preferred                         Common
                                          Shares        Preferred         Shares        Common       Paid-in      Retained
                                       Outstanding        Stock        Outstanding       Stock       Capital      Earnings
                                      =============   =============   =============   ==========   ==========   ===========
Balance December 31, 1996                  1,150       $  115,000         31,907       $63,814      $ 5,086      $ 58,500
Net income                                     -                -              -             -            -        24,320
Common stock cash dividends(1)                 -                -              -             -            -        (5,775)
Preferred stock cash dividends(1)              -                -              -             -            -        (5,175)
Exercise of stock options                      -                -            303           606        2,902             -
Other                                          -                -              3             6           17             -
-----------------------------------        -----       ----------         ------       -------      -------      --------
Balance December 31, 1997                  1,150          115,000         32,213        64,426        8,005        71,870
Net income                                     -                -              -             -            -        20,145
Issuance of restricted stock                   -                -             64           128          832             -
Unearned compensation                          -                -              -             -         (657)            -
Common stock cash dividends(1)                 -                -              -             -            -        (6,507)
Preferred stock cash dividends(1)              -                -              -             -            -        (1,898)
Exercise of stock options                      -                -            333           666        3,978             -
Repurchase of preferred stock             (1,150)        (115,000)             -             -            -             -
Other                                          -                -              8            16          122             -
-----------------------------------       ------       ----------         ------       -------      -------      --------
Balance December 31, 1998                      -                -         32,618        65,236       12,280        83,610
Net income                                     -                -              -             -            -        27,979
Issuance of restricted stock                   -                -             74           148          893             -
Unearned compensation                          -                -              -             -         (454)            -
Common stock cash dividends(1)                 -                -              -             -            -        (7,520)
Exercise of stock options                      -                -              6            12           71             -
Other                                          -                -             13            26          100             -
-----------------------------------       ------       ----------         ------       -------      -------      --------
BALANCE DECEMBER 31, 1999                      -       $        -         32,711       $65,422      $12,890      $104,069

(1) Cash dividends were $0.23, $0.20 and $0.18 per common share in 1999, 1998 and 1997. Cash dividends were $1.65 and $4.50 per preferred share in 1998 and 1997.


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION Owens & Minor, Inc. is the largest distributor of national name brand medical and surgical supplies in the United States. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management assumptions and estimates that affect amounts reported. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

ACCOUNTS RECEIVABLE The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $6.5 million and $6.3 million, have been applied as reductions of accounts receivable at December 31, 1999 and 1998.

MERCHANDISE INVENTORIES The company's merchandise inventories are valued on a last-in, first-out (LIFO) basis.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the terms of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to eight years for warehouse equipment and three to eight years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

GOODWILL Goodwill is amortized on a straight-line basis over 40 years from the dates of acquisition. As of December 31, 1999 and 1998, goodwill was $238.8 million and $181.1 million and the related accumulated amortization was $28.0 million and $22.8 million. Based upon management's assessment of undiscounted future cash flows, the carrying value of goodwill at December 31, 1999 has not been impaired. The carrying value of goodwill could be impacted if estimated future cash flows are not achieved.

COMPUTER SOFTWARE The company develops and purchases software for internal use. Effective January 1, 1998, the company adopted the provisions of Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Adoption of the provisions of this statement did not have a material effect on the consolidated financial statements of the company. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between 3 and 5 years. Computer software costs are included in other assets, net in the Consolidated Balance Sheets. Unamortized software at December 31, 1999 and 1998 was $18.2 million and $10.2 million. Depreciation and amortization expense includes $4.9 million, $5.1 million and $4.6 million of software amortization for the years ended December 31, 1999, 1998 and 1997.

REVENUE RECOGNITION Revenue from product sales is generally recognized at the time the product is shipped. Service revenue is recognized over the contractual period as the services are performed.

STOCK-BASED COMPENSATION The company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of Statement of Financial Accounting Standards

--------------------------------------------------------------------------------
(SFAS) No. 123 are included in Note 9 to Consolidated Financial Statements.

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

OPERATING SEGMENTS The company adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, effective January 1, 1998. As defined in SFAS No. 131, the company operates in 34 operating segments. As each of these segments is substantially identical to the others in each of the five aggregation characteristics identified in the statement, these segments have been aggregated for purposes of financial statement disclosure.

NOTE 2 - ACQUISITION
On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies, for approximately $83 million. Headquartered in Waunakee, Wisconsin, Medix' customers are primarily in the Midwest and include acute care hospitals, long-term care facilities and clinics. Medix' net sales were approximately $184 million for its fiscal year ended October 2, 1998. The acquisition has been accounted for by the purchase method and, accordingly, the operating results of Medix have been included in the company's consolidated financial statements since the date of acquisition. Assuming the acquisition had been made at the beginning of the periods, consolidated net sales, on a pro forma basis would have been approximately $3.30 billion and $3.27 billion for the years ended December 31, 1999 and 1998, respectively. Consolidated net income and net income per share on a pro forma basis would not have been materially different from the results reported.

      The company paid cash of approximately $68 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $58 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

      In connection with the acquisition, management adopted a plan for integration of the businesses which includes closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the major components of the accrual and activity through December 31, 1999:

(IN THOUSANDS)

                                                    BALANCE AT
                          EXIT PLAN                DECEMBER 31,
                          PROVISION     CHARGES        1999
                         -----------   ---------   ------------
Losses under lease
   commitments           $1,643           $34      $1,609
Employee separations        395            56         339
Other                       685             -         685
----------------------   ------           ---      ------
Total                    $2,723           $90      $2,633

      The employee separations relate to severance costs for employees in operations and activities being exited. As of December 31, 1999, 12 employees had been terminated. The integration of the Medix business is expected to be substantially complete by mid-2000.

NOTE 3 - RESTRUCTURING
In the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $11.2 million related to the impact of the cancellation of its medical/ surgical distribution contract with Columbia/HCA Healthcare Corporation (Columbia/HCA). The restructuring plan includes reductions in warehouse space and in the number of employees in those divisions which had the highest volume of business with Columbia/HCA facilities. In the second quarter of 1999, the company re-evaluated its estimate of the remaining costs to be incurred and reduced the accrual by $1.0 million. The following table sets forth the activity in the restructuring accrual through December 31, 1999:

--------------------------------------------------------------------------------

(IN THOUSANDS)


                            RESTRUCTURING                                  BALANCE AT
                              PROVISION       CHARGES     ADJUSTMENTS  DECEMBER 31, 1999
                          ================   =========   ============= =================
Losses under lease
  commitments               $ 4,194            $2,093       $   203         $2,304
Asset write-offs              3,968               652             -          3,316
Employee separations          2,497             1,281        (1,203)            13
Other                           541                64             -            477
-----------------------     -------            ------       -------         ------
Total                       $11,200            $4,090       $(1,000)        $6,110

      Approximately 130 employees were terminated in connection with the restructuring plan.


NOTE 4 - MERCHANDISE INVENTORIES
The company's merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $28.6 million and $26.8 million as of December 31, 1999 and 1998.


NOTE 5 - PROPERTY AND EQUIPMENT
The company's investment in property and equipment consists of the following:
(IN THOUSANDS)


December 31,                        1999          1998
=============================   ===========   ============
Warehouse equipment             $23,337       $23,138
Computer equipment               30,606        25,888
Office and other equipment       12,804        11,368
Leasehold improvements            9,903         9,288
Land and improvements             1,743         1,738
-----------------------------   -------       -------
                                 78,393        71,420
Accumulated depreciation
   and amortization             (52,516)      (45,812)
-----------------------------   -------       -------
Property and equipment, net     $25,877       $25,608

      Depreciation and amortization expense for property and equipment in 1999, 1998 and 1997 was $9.3 million, $8.6 million and $8.5 million.


NOTE 6 - ACCOUNTS PAYABLE
Accounts payable balances were $303.5 million and $206.3 million as of December 31, 1999 and 1998, of which $264.4 million and $164.5 million were trade accounts payable and $39.1 million and $41.8 million, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

--------------------------------------------------------------------------------

NOTE 7 - FINANCIAL INSTRUMENTS
The company's long-term debt consists of the following:
(IN THOUSANDS)


December 31,                                                       1999                         1998
====================================================   ============================   =========================
                                                          CARRYING       ESTIMATED      Carrying     Estimated
                                                           AMOUNT       FAIR VALUE       Amount      Fair Value
                                                       =============   ============   ===========   ===========
10.875% Senior Subordinated Notes, mature
  June 2006                                             $150,000        $155,250      $150,000      $162,000
Revolving Credit Facility with interest based on
  London Interbank Offered Rate (LIBOR) or Prime
  Rate, expires May 2001, credit limit of $225,000        22,600          22,600             -             -
Obligation under financing agreement                       2,578           2,578             -             -
----------------------------------------------------    --------        --------      --------      --------
Total debt                                               175,178         180,428       150,000       162,000
Less current maturities                                     (625)           (625)            -             -
----------------------------------------------------    --------        --------      --------      --------
Long-term debt                                          $174,553        $179,803      $150,000      $162,000

      In May 1996, the company issued $150.0 million of 10.875% Senior Subordinated 10-year notes (Notes), which mature on June 1, 2006. Interest on the Notes is payable semi-annually on June 1 and December 1. The Notes are redeemable, after June 1, 2001, at the company's option, subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company, other than O&M Funding Corp. (OMF) and Owens & Minor Trust I.

      The Revolving Credit Facility expires in May 2001 with interest based on, at the company's discretion, LIBOR or the Prime Rate. The company is charged a commitment fee of between 0.15% and 0.25% on the unused portion of the Revolving Credit Facility. The terms of the Revolving Credit Facility limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of tangible net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the company to materially alter the character of the business through consolidation, merger or purchase or sale of assets. At December 31, 1999, the company was in compliance with these covenants.

      The company entered into a financing agreement for computer software licenses. This agreement requires periodic payments through January 2002, and interest is imputed at a rate of 7.0%.

      Net interest expense includes finance charge income of $4.6 million, $3.0 million and $3.1 million in 1999, 1998 and 1997. Finance charge income represents payments from customers for past due balances on their accounts. Cash payments for interest during 1999, 1998 and 1997 were $16.0 million, $16.4 million and $18.3 million.

      The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. The annual maturities of long-term debt for the five years subsequent to December 31, 1999 are: $0.6 in 2000, $23.9 million in 2001, $0.7 million in 2002 and $0 in 2003 and 2004.


OFF BALANCE SHEET FINANCING Under the terms of the Receivable Financing Facility, OMF is entitled to transfer, without recourse, certain of the company's trade receivables and to receive up to $150.0 million from an unrelated third party purchaser at a cost of funds at commercial paper rates plus a charge for administrative and credit support services. In October 1999, the Receivables Financing Facility was modified primarily to extend the facility termination date to October 2, 2000. At December 31, 1999 and 1998, the company had received $105.6 million and $75.0 million, respectively, under the agreement. To continue use of the Receivables Financing Facility, the company is required

--------------------------------------------------------------------------------

to be in compliance with the covenants of the Revolving Credit Facility.

      The company manages its interest rate risk primarily through the use of interest rate swap agreements. The company's interest rate swap agreements as of December 31, 1999 and 1998 included $100.0 million notional amounts that effectively converted a portion of the company's fixed rate financing instruments to variable rates. Under these swap agreements, expiring in May 2006, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate ranging from 7.29% to 7.32%. At the option of the counterparties, these swaps can be terminated in 2001. As of December 31, 1999 and 1998, the company also had $65.0 million and $75.0 million notional amounts, respectively, of interest rate swap agreements that effectively converted the company's variable rate financing instruments to fixed rate instruments. Under these swap agreements, which expire in May 2001, the company pays the counterparties a fixed rate ranging from 5.75% to 5.93% and the counterparties pay the company a variable rate based on LIBOR.

      The payments received or disbursed related to the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the company had an unrealized loss of approximately $1.0 million and an unrealized gain of approximately $5.0 million at December 31, 1999 and 1998 for the fixed to variable rate swaps, and an unrealized gain of approximately $0.7 million and an unrealized loss of approximately $1.2 million at December 31, 1999 and 1998 for the variable to fixed rate swaps.

      The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company's exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.


NOTE 8 - MANDATORILY REDEEMABLE PREFERRED SECURITIES
In May 1998, Owens & Minor Trust I (Trust), a statutory business trust sponsored and wholly owned by Owens & Minor, Inc. (O&M), issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A (Securities), for aggregate proceeds of $132.0 million. Each Security has a liquidation value of $50. The net proceeds were invested by the Trust in 5.375% Junior Subordinated Convertible Debentures of O&M (Debentures). The Debentures are the sole assets of the Trust. O&M applied substantially all of the net proceeds of the Debentures to repurchase 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value.

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

      The estimated fair value of the Securities was $79.5 million and $127.4 million at December 31, 1999 and 1998 based on quoted market prices. As of December 31, 1999 and 1998, the company had accrued $1.2 million of distributions related to the Securities.


NOTE 9 - STOCK-BASED COMPENSATION
The company maintains stock based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 1999, approximately 1.2 million common shares were available for issuance under the Plans.

      Stock options awarded under the Plans generally vest over three years and expire ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 1999, there were no SARs outstanding.
      The company has a Management Equity Ownership Program (MEOP). This program requires each of the company's officers to own the company's common stock

--------------------------------------------------------------------------------

at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. Amortization of unearned compensation for restricted stock awards was approximately $534.1 thousand, $301.6 thousand and $54.3 thousand for 1999, 1998 and 1997.

     The following table summarizes the activity and terms of outstanding options at December 31, 1999, and for the years in the three-year period then ended:
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    1999                        1998                       1997
                                          =========================   =========================   =======================
                                                          AVERAGE                     Average                   Average
                                                          EXERCISE                    Exercise                  Exercise
                                            OPTIONS        PRICE        Options        Price       Options       Price
                                          ===========   ===========   ===========   ===========   =========   ===========
Options outstanding beginning of year        2,001       $13.78         1,940        $ 13.50         1,922       $13.06
Granted                                        600        13.70           550          13.79           523        12.73
Exercised                                       (6)       12.68          (333)         12.12          (303)       13.41
Expired/cancelled                             (147)       13.66          (156)         13.89          (202)       14.58
---------------------------------------     -------     -------         -----        -------         -----       -------
Outstanding at end of year                   2,448       $13.75         2,001        $ 13.78         1,940       $13.50
Exercisable options at end of year           1,560       $13.83         1,137        $ 14.16         1,123       $13.87

At December 31, 1999, the following option groups were outstanding:


                                  Outstanding                                      Exercisable
                                 =============                                    =============
                                    Weighted     Weighted Average                   Weighted       Weighted Average
     Range of        Number of      Average          Remaining        Number of      Average          Remaining
     Exercise         Options       Exercise      Contractual Life     Options       Exercise      Contractual Life
      Prices          (000's)        Price            (Years)          (000's)        Price            (Years)
=================   ==========   =============   =================   ==========   =============   =================
$ 9.40-13.25            595        $ 12.00             7.35               421        $ 12.16             7.01
$13.35-17.10          1,853        $ 14.31             6.87             1,139        $ 14.45             5.70
------------          -----        -------             ----             -----        -------             ----
                      2,448        $ 13.75             6.99             1,560        $ 13.83             6.06

      Using the intrinsic value method, the company's 1999, 1998 and 1997 net income includes stock-based compensation expense (net of tax benefit) of approximately $306 thousand, $201 thousand and $67 thousand. Had the company included in stock-based compensation expense the fair value at grant date of stock option awards granted in 1999, 1998 and 1997, net income would have been $26.6 million (or $0.82 per basic common share and $0.78 per diluted common share), $19.0 million (or $0.52 per basic and diluted common share) and $23.2 million (or $0.56 per basic and diluted common share) for the years ended December 31, 1999, 1998 and 1997. The weighted average fair value of options granted in 1999, 1998 and 1997 was $4.35, $4.06 and $3.77, per option. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.6%-2.4% in 1999, 1.2%-1.5% in 1998, and 1.2%-1.7% in 1997; expected volatility of 32.4%-38.6% in 1999, 32.4%-37.9% in 1998, and 24.6%-41.0% in 1997;
risk-free interest rate of 6.4% in 1999, 4.7% in 1998, and 5.6% in 1997; and expected lives of 2.1-5.1 years in 1999, 1998 and 1997.

--------------------------------------------------------------------------------

NOTE 10 - RETIREMENT PLANS
SAVINGS AND PROTECTION PLAN The company maintains a voluntary Savings and Protection Plan covering substantially all full-time employees who have completed six months of service and have attained age 18. The company matches a certain percentage of each employee's contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary. This contribution can be increased at the company's discretion. The company incurred approximately $2.5 million, $2.1 million and $2.6 million in 1999, 1998 and 1997, respectively, of expenses related to this plan.


PENSION PLAN The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 1999, plan assets consist primarily of equity securities, including 34 thousand shares of the company's common stock, and U.S. Government securities.


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

(IN THOUSANDS)


                                                       Pension Plan                Retirement Plan
                                                 =========================   ===========================
                                                     1999          1998           1999          1998
                                                 ===========   ===========   ============   ============
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year             $ 22,288       $20,671       $  6,094       $  5,078
Service cost                                           225           243            542            354
Interest cost                                        1,470         1,415            406            350
Actuarial loss (gain)                                 (571)          831           (978)           452
Benefits paid                                         (894)         (872)          (176)          (140)
----------------------------------------------    --------       -------       --------       --------
Benefit obligation, end of year                   $ 22,518       $22,288       $  5,888       $  6,094
----------------------------------------------    --------       -------       --------       --------
CHANGE IN PLAN ASSETS
Fair value of plan assets, beginning of year      $ 24,143       $22,121       $      -       $      -
Actual return on plan assets                         4,536         2,827              -              -
Employer contribution                                    -            67            176            140
Benefits paid                                         (894)         (872)          (176)          (140)
----------------------------------------------    --------       -------       --------       --------
Fair value of plan assets, end of year            $ 27,785       $24,143       $      -       $      -
----------------------------------------------    --------       -------       --------       --------
FUNDED STATUS
Funded status at December 31                      $  5,267       $ 1,855       $ (5,888)      $ (6,094)
Unrecognized net actuarial (gain) loss              (4,112)         (816)           635          1,696
Unrecognized prior service benefit                       -             -           (188)          (204)
Unrecognized net obligation being recognized
  through 2002                                           -             -            123            164
----------------------------------------------    --------       -------       --------       --------
Prepaid (accrued) benefit cost                    $  1,155       $ 1,039       $ (5,318)      $ (4,438)
----------------------------------------------    --------       -------       --------       --------


                                       37
                                                                              -

--------------------------------------------------------------------------------

      The components of net periodic pension cost for the pension and retirement plans are as follows:
(IN THOUSANDS)


Year ended
December 31,                     1999          1998          1997
==========================   ===========   ===========   ===========
Service cost                 $  767        $  597        $  568
Interest cost                 1,876         1,765         1,715
Expected return on
   plan assets               (1,811)       (1,682)       (1,430)
Amortization of prior
   service benefit              (16)          (17)          (17)
Amortization of
   transition obligation         41            41            41
Recognized net
   actuarial loss                84            57            90
--------------------------   ------        ------        ------
Net periodic pension
   cost                      $  941        $  761        $  967

      The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was assumed to be 7.0% for the Pension Plan and 8.0% for the Retirement Plan in 1999 and 6.75% for both plans in 1998. The rate of increase in future compensation levels used in determining the projected benefit obligation was 5.5% in 1999 and 1998. The expected long-term rate of return on plan assets was assumed to be 8.5% in 1999 and 1998.

NOTE 11 - INCOME TAXES
The income tax provision consists of the following:
(IN THOUSANDS)


Year ended
December 31,           1999         1998            1997
=================   =========   ============   ==============
Current tax
   provision
   (benefit):
   Federal          $11,724     $(7,690)          $ 14,484
   State              2,119        (459)             3,130
-----------------   -------     -------           --------
Total current
   provision
   (benefit)         13,843      (8,149)            17,614
------------------  -------     -------           --------
Deferred tax
   provision
   (benefit):
   Federal            7,206      19,895                 (2)
   State              1,030       2,842                 (1)
------------------  -------     -------           ----------
Total deferred
   provision
   (benefit)          8,236      22,737                 (3)
------------------  -------     -------           ----------
Total income tax
   provision        $22,079     $14,588           $ 17,611

      A reconciliation of the federal statutory rate to the company's effective income tax rate is shown below:


Year ended
December 31,                      1999        1998         1997
============================   =========   ==========   ==========
Federal statutory rate         35.0%           35.0%        35.0%
Increases (reductions) in
     the rate resulting from:
   State income taxes, net
     of federal income
     tax impact                 5.5             4.9          4.9
   Nondeductible
     goodwill
     amortization               3.0             4.7          3.7
   Nontaxable income              -            (4.0)        (2.6)
   Other, net                   0.6             1.4          1.0
----------------------------   -----           ----         ----
Effective rate                 44.1%           42.0%        42.0%

--------------------------------------------------------------------------------

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
(IN THOUSANDS)


Year ended December 31,                 1999           1998
================================   =============   ============
Deferred tax assets:
   Allowance for doubtful
       accounts                    $  2,592        $ 2,509
   Accrued liabilities not
       currently deductible           3,900          5,276
   Employee benefit plans             3,767          3,616
   Nonrecurring
       restructuring expenses         2,444          3,692
   Tax loss carryforward, net           633            947
   Other                              1,156            815
--------------------------------   --------        -------
Total deferred tax assets            14,492         16,855
--------------------------------   --------        -------
Deferred tax liabilities:
   Merchandise inventories           24,531         19,113
   Accounts receivable                1,400          2,101
   Property and equipment             1,869          1,076
   Computer software                    472            708
   Other                              1,478          1,359
--------------------------------   --------        -------
Total deferred tax liabilities       29,750         24,357
--------------------------------   --------        -------
Net deferred tax liability         $(15,258)       $(7,502)

      At December 31, 1999 and 1998, the company had a $0.04 million and $0.27 million valuation allowance, respectively, for state net operating losses. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the company will realize the benefits of these deductible differences, net of existing valuation allowances.
      Cash payments for income taxes for 1999, 1998 and 1997 were $17.9 million, $14.1 million and $18.6 million, respectively.

--------------------------------------------------------------------------------

NOTE 12 - NET INCOME PER COMMON SHARE
The following sets forth the computation of basic and diluted net income per common share:
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        1999          1998            1997
                                                                   ============   ============   =============
Numerator:
  Net income                                                       $27,979        $20,145        $ 24,320
  Preferred stock dividends                                             -          1,898           5,175
----------------------------------------------------------------   -------        -------        --------
Numerator for basic net income per common share - net income
  available to common shareholders                                 $27,979        $18,247        $ 19,145
  Distributions on convertible mandatorily redeemable preferred
   securities, net of taxes                                         3,966              -               -
----------------------------------------------------------------   -------        -------        --------
Numerator for diluted net income per common share - net income
  available to common shareholders after assumed conversions       $31,945        $18,247        $ 19,145
----------------------------------------------------------------   -------        -------        --------
Denominator:
  Denominator for basic net income per common share - weighted
   average shares                                                  32,574         32,488          32,048
  Effect of dilutive securities:
   Conversion of mandatorily redeemable preferred securities        6,400              -               -
   Stock options and restricted stock                                 124             99              74
   Other                                                                -              4               7
----------------------------------------------------------------   -------        -------        --------
Denominator for diluted net income per common share - adjusted
  weighted average shares and assumed conversions                  39,098         32,591          32,129
----------------------------------------------------------------   -------        -------        --------
Net income per common share - basic                                $ 0.86         $ 0.56         $  0.60
Net income per common share - diluted                              $ 0.82         $ 0.56         $  0.60

      During the years ended December 31, 1999, 1998 and 1997, outstanding options to purchase approximately 2,263 thousand, 461 thousand and 1,192 thousand common shares were excluded from the calculation of diluted net income per share because their exercise price exceeded the average market price for the year.


NOTE 13 - SHAREHOLDERS' EQUITY
In May 1998, the company repurchased all of the shares of its Series B preferred stock at par value. Each share of preferred stock had an annual dividend of $4.50, payable quarterly, had voting rights on items submitted to a vote of the holders of common stock and was convertible into approximately 6.1 shares of common stock at the shareholder's option.

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

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES
The company has a commitment through November 2, 2008 to outsource its information technology operations, including strategic application development services. The commitment is cancellable after November 2, 2003 with 180 days prior notice and payment of a minimum termination fee of between $3.0 million to $12.0 million depending upon the date of termination.
      The company has a commitment through December 2005 to outsource the management and operation of its mainframe computer. This commitment is cancellable at any time on 180 days prior notice and a minimum termination fee of between $1.7 and $4.2 million, depending upon the date of termination.
      The company also has entered into noncancellable agreements to lease certain office and warehouse facilities with remaining terms ranging from one to eight years. Certain leases include renewal options, generally for five-year increments. At December 31, 1999, future minimum annual payments under noncancellable operating lease agreements with original terms in excess of one year are as follows:

(IN THOUSANDS)


                              Total
                           ==========
2000                       $20,753
2001                        17,852
2002                        14,808
2003                        12,017
2004                         8,366
Later years                  9,458
------------------------   -------
Total minimum payments     $83,254

  Rent expense for all operating leases for the years ended December 31, 1999, 1998 and 1997 was $26.1 million, $26.1 million and $26.3 million, respectively.

      The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

      Net sales to member hospitals under contract with Novation totaled $1.7 billion in 1999 and $1.5 billion in 1998, approximately 53% and 49%, of the company's net sales. As members of a group purchasing organization, Novation hospitals have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. Net sales to member hospitals under contract with VHA, Inc. were 40% of the company's net sales in 1997.

      In 1998 and 1997, net sales to Columbia/HCA totaled $276 million and $356 million, or approximately 9% in 1998 and 11% in 1997 of the company's net sales.


NOTE 15 - LEGAL PROCEEDINGS
Prior to December 1992, the company's subsidiary Stuart Medical, Inc. (Stuart) distributed spinal fixation devices manufactured by Sofamor S.N.C. As of January 21, 2000, Stuart was named as a defendant in 38 lawsuits, down from 54 in January 1999, arising from personal injury claims allegedly attributable to spinal fixation devices distributed by Stuart (the Cases).

      A majority of the lawsuits have been transferred to and consolidated, for pretrial proceedings, in the Eastern District of Pennsylvania in Philadelphia under the style MDL Docket No. 1014: In re Orthopedic Bone Screw Products Liability Litigation.

      On August 9, 1999, Medtronic Sofamor Danek, Inc., Danek Medical, Inc. and Sofamor, S.N.C. (formerly known as Sofamor, S.A.), successors to the manufacturer of the spinal fixation devices distributed by Stuart, assumed the defense of Stuart and indemnified Stuart and others against all costs of defense, any settlements and/or any adverse judgment(s) that may be entered against Stuart in these Cases. Stuart also retains insurance coverage for the defense of the Cases. In addition, the company and Stuart are also contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by the company or Stuart in connection with the foregoing litigation. Management believes that Stuart's available insurance coverage, together with the indemnification rights discussed above, is adequate to cover any losses should they occur and, accordingly, has accrued no liability therefor. The company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that the Sofamor successor companies and the former shareholders will have sufficient financial resources in the future to meet such obligations.

--------------------------------------------------------------------------------

  As of December 31, 1999, approximately 134 Lawsuits (the Lawsuits), seeking compensatory and punitive damages, in most cases of an unspecified amount, have been filed in various federal and state courts against the company, product manufacturers, and other distributors and sellers of natural rubber latex products. The company has obtained dismissal or summary judgment in 18 cases. The Lawsuits allege injuries arising from the use of latex products, principally medical gloves. The Lawsuits also include claims by approximately 52 spouses asserting loss of consortium. The company may be named as a defendant in additional, similar lawsuits in the future. In the course of its medical supply business, the company has distributed latex products, including medical gloves, but it does not, nor has it ever manufactured any latex products. The company has tendered the defense of the Lawsuits to manufacturer defendants whose gloves were distributed by the company. One manufacturer's insurer has agreed to indemnify and assume the defense of the company in five Lawsuits. The company will continue to vigorously pursue indemnification from latex product manufacturers. The company's insurers are paying all costs of defense in the Lawsuits, and the company believes, at this time, that future defense costs and any potential liability should be adequately covered by the insurance, subject to policy limits and insurer solvency. Most of the Lawsuits are at the early stages of trial preparation. Several Lawsuits that were scheduled for trial have been dismissed on summary judgment. After analyzing the above factors at this point in time, it would appear that the likelihood of a material loss to the company with respect to the Lawsuits is remote.

      The company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the company's financial condition or results of operations.


NOTE 16 - CONDENSED CONSOLIDATING FINANCIAL INFORMATION
The following tables present condensed consolidating financial information for:
Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Notes; and the non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                          Owens &       Guarantor    Non-guarantor
December 31, 1999                                 Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
================================================ ============= ============== ============== ============== =============
STATEMENTS OF OPERATIONS
Net sales                                          $      -      $3,186,373     $       -         $   -      $3,186,373
Cost of goods sold                                        -       2,851,556             -             -       2,851,556
------------------------------------------------   --------      ----------     ---------         -----      ----------
Gross margin                                              -         334,817             -             -         334,817
------------------------------------------------   --------      ----------     ---------         -----      ----------
Selling, general and administrative expenses              9         241,629           561             -         242,199
Depreciation and amortization                             -          19,365             -             -          19,365
Interest expense, net                                16,798          (4,938)            -             -          11,860
Intercompany interest expense, net                   (6,976)         25,326       (18,350)            -               -
Discount on accounts receivable securitization            -              32         5,208             -           5,240
Distributions on mandatorily redeemable
  preferred securities                                    -               -         7,095             -           7,095
Nonrecurring restructuring credit                         -          (1,000)            -             -          (1,000)
------------------------------------------------   --------      ----------     ---------         -----      ----------
Total expenses                                        9,831         280,414        (5,486)            -         284,759
------------------------------------------------   --------      ----------     ---------         -----      ----------
Income (loss) before income taxes                    (9,831)         54,403         5,486             -          50,058
Income tax provision (benefit)                       (4,326)         23,865         2,540             -          22,079
------------------------------------------------   --------      ----------     ---------         -----      ----------
Net income (loss)                                  $ (5,505)     $   30,538     $   2,946         $   -      $   27,979


Year ended                                          Owens &       Guarantor    Non-guarantor
December 31, 1998                                 Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
================================================ ============= ============== ============== ============== =============
STATEMENTS OF OPERATIONS
Net sales                                          $       -     $3,082,119     $       -         $   -      $3,082,119
Cost of goods sold                                         -      2,755,158             -             -       2,755,158
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Gross margin                                               -        326,961             -             -         326,961
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Selling, general and administrative expenses               5        239,295           243             -         239,543
Depreciation and amortization                              -         18,270             -             -          18,270
Interest expense, net                                 17,205         (3,139)            -             -          14,066
Intercompany interest expense, net                   (10,854)        24,469       (13,615)            -               -
Discount on accounts receivable securitization             -             67         4,588             -           4,655
Distributions on mandatorily redeemable
  preferred securities                                     -              -         4,494             -           4,494
Nonrecurring restructuring expenses                        -         11,200             -             -          11,200
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Total expenses                                         6,356        290,162        (4,290)            -         292,228
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Income (loss) before income taxes                     (6,356)        36,799         4,290             -          34,733
Income tax provision (benefit)                        (2,574)        15,424         1,738             -          14,588
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Net income (loss)                                     (3,782)        21,375         2,552             -          20,145
Dividends on preferred stock                           1,898              -             -             -           1,898
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Net income (loss) attributable to common stock     $  (5,680)    $   21,375     $   2,552         $   -      $   18,247


                                       43
                                                                              -

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                          Owens &       Guarantor    Non-guarantor
December 31, 1997                                 Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
================================================ ============= ============== ============== ============== =============
STATEMENTS OF OPERATIONS
Net sales                                          $       -     $3,116,798     $       -         $   -      $3,116,798
Cost of goods sold                                         -      2,800,044             -             -       2,800,044
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Gross margin                                               -        316,754             -             -         316,754
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Selling, general and administrative expenses               -        234,721           151             -         234,872
Depreciation and amortization                              -         17,664             -             -          17,664
Interest expense, net                                 18,422         (2,707)          (12)            -          15,703
Intercompany interest expense, net                   (15,669)        26,456       (10,787)            -               -
Discount on accounts receivable securitization             -             10         6,574             -           6,584
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Total expenses                                         2,753        276,144        (4,074)            -         274,823
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Income (loss) before income taxes                     (2,753)        40,610         4,074             -          41,931
Income tax provision (benefit)                        (1,129)        16,685         2,055             -          17,611
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Net income (loss)                                     (1,624)        23,925         2,019             -          24,320
Dividends on preferred stock                           5,175              -             -             -           5,175
------------------------------------------------   ---------     ----------     ---------         -----      ----------
Net income (loss) attributable to common stock     $  (6,799)    $   23,925     $   2,019         $   -      $   19,145

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


                                                  Owens &       Guarantor    Non-guarantor
December 31, 1999                               Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
============================================== ============= ============== ============== ============== =============
BALANCE SHEETS
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $    507      $    158       $      4      $        -      $    669
  Accounts and notes receivable, net                     -       112,088        114,839               -       226,927
  Merchandise inventories                                -       342,478              -               -       342,478
  Intercompany advances, net                       157,711        88,347          1,183        (247,241)            -
  Other current assets                                   -        19,172              -               -        19,172
----------------------------------------------    --------      --------       --------      ----------      --------
  TOTAL CURRENT ASSETS                             158,218       562,243        116,026        (247,241)      589,246
Property and equipment, net                              -        25,877              -               -        25,877
Goodwill, net                                            -       210,837              -               -       210,837
Intercompany investments                           305,441        15,001        136,083        (456,525)            -
Other assets, net                                    9,894        27,933          1,213               -        39,040
----------------------------------------------    --------      --------       --------      ----------      --------
  TOTAL ASSETS                                    $473,553      $841,891       $253,322      $ (703,766)     $865,000
----------------------------------------------    --------      --------       --------      ----------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $      -      $303,490       $      -      $        -      $303,490
  Accrued payroll and related liabilities                -         6,883              -               -         6,883
  Intercompany advances, net                             -       157,567         89,674        (247,241)            -
  Other accrued liabilities                          1,354        56,368          1,703               -        59,425
----------------------------------------------    --------      --------       --------      ----------      --------
  TOTAL CURRENT LIABILITIES                          1,354       524,308         91,377        (247,241)      369,798
Long-term debt                                     172,600         1,953              -               -       174,553
Intercompany long-term debt                        136,083             -              -        (136,083)            -
Accrued pension and retirement plans                     -         6,268              -               -         6,268
----------------------------------------------    --------      --------       --------      ----------      --------
  TOTAL LIABILITIES                                310,037       532,529         91,377        (383,324)      550,619
----------------------------------------------    --------      --------       --------      ----------      --------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust,
  holding solely convertible debentures of
  Owens & Minor, Inc.                                    -             -        132,000               -       132,000
----------------------------------------------    --------      --------       --------      ----------      --------
SHAREHOLDERS' EQUITY
  Common stock                                      65,422        40,879          5,583         (46,462)       65,422
  Paid-in capital                                   12,890       258,979         15,001        (273,980)       12,890
  Retained earnings                                 85,204         9,504          9,361               -       104,069
----------------------------------------------    --------      --------       --------      ----------      --------
  TOTAL SHAREHOLDERS' EQUITY                       163,516       309,362         29,945        (320,442)      182,381
----------------------------------------------    --------      --------       --------      ----------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $473,553      $841,891       $253,322      $ (703,766)     $865,000

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


                                                  Owens &       Guarantor    Non-guarantor
December 31, 1998                               Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
============================================== ============= ============== ============== ============== =============
BALANCE SHEETS
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $    505     $      40       $      1      $        -      $    546
  Accounts and notes receivable, net                     -       100,148        113,617               -       213,765
  Merchandise inventories                                -       275,094              -               -       275,094
  Intercompany advances, net                       148,992        90,698          1,183        (240,873)            -
  Other current assets                                   -        14,816              -               -        14,816
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL CURRENT ASSETS                             149,497       480,796        114,801        (240,873)      504,221
Property and equipment, net                              -        25,608              -               -        25,608
Goodwill, net                                            -       158,276              -               -       158,276
Intercompany investments                           303,941        15,001        136,083        (455,025)            -
Other assets, net                                    9,784        19,879              -               -        29,663
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL ASSETS                                    $463,222     $ 699,560       $250,884      $ (695,898)     $717,768
----------------------------------------------    --------     ---------       --------      ----------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $      -     $ 206,251       $      -      $        -      $206,251
  Accrued payroll and related liabilities                -         8,974              -               -         8,974
  Intercompany advances, net                             -       148,992         91,881        (240,873)            -
  Other accrued liabilities                          1,394        50,994          1,361               -        53,749
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL CURRENT LIABILITIES                          1,394       415,211         93,242        (240,873)      268,974
Long-term debt                                     150,000             -              -               -       150,000
Intercompany long-term debt                        136,083             -              -        (136,083)            -
Accrued pension and retirement plans                     -         5,668              -               -         5,668
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL LIABILITIES                                287,477       420,879         93,242        (376,956)      424,642
----------------------------------------------    --------     ---------       --------      ----------      --------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust,
  holding solely convertible debentures of
  Owens & Minor, Inc.                                    -             -        132,000               -       132,000
----------------------------------------------    --------     ---------       --------      ----------      --------
SHAREHOLDERS' EQUITY
  Common stock                                      65,236        40,879          4,083         (44,962)       65,236
  Paid-in capital                                   12,280       258,979         15,001        (273,980)       12,280
  Retained earnings (accumulated deficit)           98,229       (21,177)         6,558               -        83,610
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL SHAREHOLDERS' EQUITY                       175,745       278,681         25,642        (318,942)      161,126
----------------------------------------------    --------     ---------       --------      ----------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $463,222     $ 699,560       $250,884      $ (695,898)     $717,768



                                       46
-

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                             Owens &       Guarantor    Non-guarantor
December 31, 1999                                    Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
=================================================== ============= ============== ============== ============== =============
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)                                     $  (5,505)    $   30,538      $  2,946         $   -      $   27,979
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
  Depreciation and amortization                               -         19,365             -             -          19,365
  Nonrecurring restructuring credit                           -         (1,000)            -             -          (1,000)
  Deferred income taxes                                       -          8,236             -             -           8,236
  Provision for LIFO reserve                                  -          1,741             -             -           1,741
  Provision for losses on accounts and
   notes receivable                                           -            292           267             -             559
  Changes in operating assets and liabilities:
   Accounts and notes receivable                              -          1,970        (1,489)            -             481
   Merchandise inventories                                    -        (42,397)            -             -         (42,397)
   Accounts payable                                           -         86,871             -             -          86,871
   Net change in other current assets and
     current liabilities                                    (39)       (11,536)          343             -         (11,232)
  Other, net                                              3,049         (1,404)           41             -           1,686
---------------------------------------------------   ---------     ----------      --------         -----      ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (2,495)        92,676         2,108             -          92,289
---------------------------------------------------   ---------     ----------      --------         -----      ----------
INVESTING ACTIVITIES
Net cash paid for acquisition of business                     -        (82,699)            -             -         (82,699)
Additions to property and equipment                           -         (8,933)            -             -          (8,933)
Additions to computer software                                -        (13,172)            -             -         (13,172)
Other, net                                               (1,222)            63        (1,200)            -          (2,359)
---------------------------------------------------   ---------     ----------      --------         -----      ----------
CASH USED FOR INVESTING ACTIVITIES                       (1,222)      (104,741)       (1,200)            -        (107,163)
---------------------------------------------------   ---------     ----------      --------         -----      ----------
FINANCING ACTIVITIES
Additions to debt                                        22,600          2,578             -             -          25,178
Change in intercompany advances                         (11,441)        12,346          (905)            -               -
Other financing, net                                          -         (2,741)            -             -          (2,741)
Cash dividends paid                                      (7,520)             -             -             -          (7,520)
Proceeds from exercise of stock options                      80              -             -             -              80
---------------------------------------------------   ---------     ----------      --------         -----      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          3,719         12,183          (905)            -          14,997
---------------------------------------------------   ---------     ----------      --------         -----      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     2            118             3             -             123
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              505             40             1             -             546
---------------------------------------------------   ---------     ----------      --------         -----      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $     507     $      158      $      4         $   -      $      669
---------------------------------------------------   ---------     ----------      --------         -----      ----------

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                             Owens &       Guarantor    Non-guarantor
December 31, 1998                                    Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
=================================================== ============= ============== ============== ============== =============
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)                                    $   (3,782)    $  21,375      $    2,552        $   -      $   20,145
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
  Depreciation and amortization                               -        18,270               -            -          18,270
  Nonrecurring restructuring provision                        -        11,200               -            -          11,200
  Deferred income taxes                                       -        22,737               -            -          22,737
  Provision for LIFO reserve                                  -         1,536               -            -           1,536
  Provision for losses on accounts and
   notes receivable                                           -           262             234            -             496
  Changes in operating assets and liabilities:
   Accounts and notes receivable                              -           (74)        (26,309)           -         (26,383)
   Merchandise inventories                                    -         8,899               -            -           8,899
   Accounts payable                                           -       (23,375)              -            -         (23,375)
   Net change in other current assets and
     current liabilities                                    460        (1,952)            841            -            (651)
  Other, net                                              1,506        (1,895)              -            -            (389)
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (1,816)       56,983         (22,682)           -          32,485
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
INVESTING ACTIVITIES
Additions to property and equipment                           -        (8,053)              -            -          (8,053)
Additions to computer software                                -        (4,556)              -            -          (4,556)
Other, net                                                    -           160               -            -             160
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
CASH USED FOR INVESTING ACTIVITIES                            -       (12,449)              -            -         (12,449)
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
FINANCING ACTIVITIES
Net proceeds from issuance of mandatorily
  redeemable preferred securities                        (4,732)            -         132,000            -         127,268
Repurchase of preferred stock                          (115,000)            -               -            -        (115,000)
Reductions of debt                                      (32,550)            -               -            -         (32,550)
Change in intercompany advances                         159,443       (50,126)       (109,317)           -               -
Other financing, net                                          -         5,554               -            -           5,554
Cash dividends paid                                      (9,268)            -               -            -          (9,268)
Proceeds from exercise of stock options                   3,923             -               -            -           3,923
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          1,816       (44,572)         22,683            -         (20,073)
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 -           (38)              1            -             (37)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              505            78               -            -             583
---------------------------------------------------  ----------     ---------      ----------        -----      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR             $      505     $      40      $        1        $   -      $      546
---------------------------------------------------  ----------     ---------      ----------        -----      ----------

--------------------------------------------------------------------------------

CONDENSED CONSOLIDATING FINANCIAL INFORMATION
(IN THOUSANDS)


Year ended                                             Owens &       Guarantor    Non-guarantor
December 31, 1997                                    Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
=================================================== ============= ============== ============== ============== =============
STATEMENTS OF CASH FLOWS
OPERATING ACTIVITIES
Net income (loss)                                     $  (1,624)    $ 23,925       $   2,019         $   -       $ 24,320
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities
  Depreciation and amortization                               -       17,664               -             -         17,664
  Deferred income taxes                                       -           (3)              -             -             (3)
  Provision for LIFO reserve                                  -        2,414               -             -          2,414
  Provision for losses on accounts and
   notes receivable                                           -          124             144             -            268
  Changes in operating assets and liabilities:
   Accounts and notes receivable                              -      (12,591)        (28,312)            -        (40,903)
   Merchandise inventories                                    -       (6,104)              -             -         (6,104)
   Accounts payable                                           -        4,714               -             -          4,714
   Net change in other current assets and
     current liabilities                                    147        4,670            (203)            -          4,614
  Other, net                                              1,411         (757)            384             -          1,038
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (66)      34,056         (25,968)            -          8,022
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
INVESTING ACTIVITIES
Additions to property and equipment                           -       (7,495)              -             -         (7,495)
Additions to computer software                                -       (4,472)              -             -         (4,472)
Other, net                                                    -        1,851               -             -          1,851
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
CASH USED FOR INVESTING ACTIVITIES                            -      (10,116)              -             -        (10,116)
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
FINANCING ACTIVITIES
Addition to (reduction of) long-term debt                26,026      (11,049)              -             -         14,977
Change in intercompany advances                         (17,596)      (8,372)         25,968             -              -
Other financing, net                                          -       (4,679)              -             -         (4,679)
Cash dividends paid                                     (10,950)           -               -             -        (10,950)
Proceeds from exercise of stock options                   2,586            -               -             -          2,586
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES             66      (24,100)         25,968             -          1,934
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     -         (160)              -             -           (160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              505          238               -             -            743
---------------------------------------------------   ---------     ----------     ---------         -----       ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $     505     $     78       $       -         $   -       $    583
---------------------------------------------------   ---------     ----------     ---------         -----       ----------

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

The Board of Directors and Shareholders
Owens & Minor, Inc.:


     We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                             KPMG LLP



Richmond, Virginia
February 2, 2000






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




/S/G. Gilmer Minor, III
G. Gilmer Minor, III
CHAIRMAN & CHIEF EXECUTIVE OFFICER             /S/Richard F. Bozard
                                               Richard F. Bozard
                                               VICE PRESIDENT & TREASURER
                                               ACTING CHIEF FINANCIAL OFFICER

                                       50
-

QUARTERLY FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 1999
                     =============================================================
Quarters                  1ST             2ND             3RD             4TH
==================   =============   =============   =============   =============
Net sales              $ 741,084       $ 772,360       $ 811,917       $ 861,012
------------------     ---------       ---------       ---------       ---------
Gross margin              78,729          80,347          85,297          90,444
------------------     ---------       ---------       ---------       ---------
Net income                 5,491           6,480           7,142           8,866
------------------     ---------       ---------       ---------       ---------
Per common share:
  Net income
   Basic               $    0.17       $    0.20       $    0.22       $    0.27
   Diluted             $    0.17       $    0.19       $    0.21       $    0.25
  Dividends            $    0.05       $    0.06       $    0.06       $    0.06
------------------     ---------       ---------       ---------       ---------
  Market price
   High                $   17.00       $   12.44       $   13.00       $   10.63
   Low                 $    9.56       $    9.50       $    9.63       $    7.56


                                                1998
                     ===========================================================
Quarters                  1st            2nd            3rd             4th
==================   =============   ===========   =============   =============
Net sales              $ 797,950      $798,978       $ 768,416       $ 716,775
------------------     ---------      --------       ---------       ---------
Gross margin              82,087        82,533          81,004          81,337
------------------     ---------      --------       ---------       ---------
Net income                 6,759           145           6,618           6,623
------------------     ---------      --------       ---------       ---------
Per common share:
  Net income
   Basic               $    0.17      $  (0.01)      $    0.20       $    0.20
   Diluted             $    0.17      $  (0.01)      $    0.20       $    0.20
  Dividends            $    0.05      $   0.05       $    0.05       $    0.05
------------------     ---------      --------       ---------       ---------
  Market price
   High                $   19.88      $  18.88       $   13.13       $   17.25
   Low                 $   13.13      $  10.00       $   10.00       $   10.63
------------------     ---------      --------       ---------       ---------


MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Owens & Minor, Inc.'s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 1999, there were approximately 15,000 common shareholders.

                      (This Page Intentionally Left Blank)

CORPORATE OFFICERS
--------------------------------------------------------------------------------
                                            OWENS & MINOR, INC. AND SUBSIDIARIES

G. GILMER MINOR, III, 59, Chairman of the Board since 1994 and Chief Executive Officer since 1984. Mr. Minor was President from 1981 to April 1999.

CRAIG R. SMITH, 48, President since April 1999 and Chief Operating Officer since 1995. Prior to 1995, Mr. Smith was Executive Vice President, Distribution and Information Systems from 1994 to 1995 and Senior Vice President, Distribution and Information Systems from 1993 to 1994.

HENRY A. BERLING, 57, Executive Vice President, Partnership Development since 1995. Mr. Berling was Executive Vice President, Partnership Development and Chief Sales Officer from 1996 to 1998. Prior to 1995, Mr. Berling was Executive Vice President, Sales and Customer Development from 1994 to 1995 and Senior Vice President, Sales and Marketing from 1992 to 1994.

TIMOTHY J. CALLAHAN, 48, Senior Vice President, Distribution, since November 1999. From 1997 to November 1999, Mr. Callahan served as Regional Vice President, West. Mr. Callahan was Executive Vice President for NCI, a healthcare consulting company from 1996 to 1997. Prior to that, he was Vice President, Sales, for Sterile Concepts, Inc. from 1990 to 1996.

DREW ST. J. CARNEAL, 61, Senior Vice President, General Counsel and Secretary since 1990.

JACK M. CLARK, 49, Senior Vice President, Sales and Marketing since 1997. Mr. Clark was employed by Campbell Soup Company from 1996 to 1997, serving as Vice President, U.S. Sales and Marketing. From 1987 to 1996, he was employed by Coca-Cola USA where his last position was Area Vice President.

CHARLES C. COLPO, 42, Senior Vice President, Operations since November 1999. Prior to November 1999, Mr. Colpo was Vice President, Operations from 1998 to November 1999. Prior to 1998, Mr. Colpo was Vice President, Supply Chain Process from 1996 to 1998; Vice President, Inventory Management from 1995 to 1996; and Director, Business Process Redesign from 1994 to 1995.

JAMES L. GRIGG, 52, Senior Vice President, Supply Chain Management since 1996. Mr. Grigg joined the company in 1996 as Senior Vice President, Product. Mr. Grigg was Vice President, Trade Relations and Product Management for FoxMeyer Health Corp. from 1992 to 1996.

F. LEE MARSTON, 46, Senior Vice President and Chief Information Officer since 1997. Prior to joining the company, Mr. Marston was President of The Logistics Technology Group. From 1993 to 1996 he also directed the logistics information systems practice of the Progress Group, a logistics consulting firm.

RICHARD F. BOZARD, 52, Acting Chief Financial Officer since March 1999 and Vice President and Treasurer since 1991.

OLWEN B. CAPE, 49, Vice President and Controller since 1997. Ms. Cape was employed by Bausch & Lomb Incorporated from 1990 to 1997 serving in various financial positions, including Director, Business Analysis & Planning.

ERIKA T. DAVIS, 35, Vice President, Human Resources since December 1999. Prior to December 1999, Ms. Davis served as Director, Human Resources & Training from March 1999 to July 1999; Director, Compensation & HRIS from 1995 to 1999; and Manager, Compensation from 1993 to 1995.

HUGH F. GOULDTHORPE, JR., 60, Vice President, Quality and Communications since 1993.

WAYNE B. LUCK, 43, Vice President, Business Technology Group, since 1998. Prior to 1998, Mr. Luck was Vice President, Information Technology from 1995 to 1998. Mr. Luck served as Director, Application Services from 1993 to 1995.

BRUCE J. MACALLISTER, 48, Regional Vice President, East since 1997. Prior to 1997, Mr. MacAllister was Group Vice President, Southern and Western Regions from 1995 to 1997. From 1993 to 1995 Mr. MacAllister was Division Vice President.

HUE THOMAS, III, 60, Vice President, Corporate Relations since 1991.

BOARD OF DIRECTORS
                                            Owens & Minor, Inc. and Subsidiaries


                    Henry A. Berling (57)1,4
                    Executive Vice President,
                    Partnership Development,
                    Owens & Minor, Inc.

                    Josiah Bunting, III (59) 2,4
                    Superintendent,
                    Virginia Military Institute

                    John T. Crotty (62) 2,4
                    Managing Partner,
                    CroBern Management Partnership
                    President, CroBern, Inc.

                    James B. Farinholt, Jr. (65) 1,2*,4
                    Special Assistant to the President
                    for Economic Development,
                    Virginia Commonwealth University

                    Vernard W. Henley (70) 2,3,5
                    Chairman & CEO,
                    Consolidated Bank & Trust Company

                    E. Morgan Massey (73) 1,2,4*,5
                    Chairman,
                    Asian-American Coal, Inc.
                    Chairman Emeritus,
                    A.T. Massey Coal Company, Inc.
                    Chairman, Evan Energy Company

                    G. Gilmer Minor, III (59) 1*,4
                    Chairman & CEO,
                    Owens & Minor, Inc.

                    Peter S. Redding (61) 3,4
                    President & CEO,
                    Standard Register

                    James E. Rogers (54) 1,3*,4
                    President,
                    SCI Investors Inc.

                    James E. Ukrop (62) 2,3,5
                    Chairman,
                    Ukrop's Super Markets, Inc.
                    Chairman, First Market Bank

                    Anne Marie Whittemore (54) 1,3,5*
                    Partner,
                    McGuire, Woods, Battle & Boothe LLP

--------------------------------------------------------------------------------
Board Committees:1 Executive Committee,2 Audit Committee,3 Compensation & Benefits Committee,4 Strategic Planning Committee,5 Governance & Nominating Committee,* Denotes Chairperson

CORPORATE INFORMATION
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries


Annual Meeting
The annual meeting of Owens & Minor, Inc. shareholders will be held on Tuesday, April 25, 2000, at the Crestar Bank Building, 919 East Main Street, Richmond, Virginia.

Transfer Agent, Registrar and Dividend Disbursing Agent
The Bank of New York
Shareholder Relations Department-11E
P.O. Box 11258
Church Street Station
New York, NY 10286
800.524.4458
shareowner-svcs@bankofny.com

Dividend Reinvestment and Stock Purchase Plan
The Dividend Reinvestment and Stock Purchase Plan offers holders of Owens & Minor, Inc. common stock an opportunity to buy additional shares automatically with cash dividends and to buy additional shares with voluntary cash payouts. Under the plan, the company pays all brokerage commissions and service charges for the acquisition of shares. Information regarding the plan may be obtained by writing the transfer agent at the following address:

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

     Receive and Deliver Department-11W
     P.O. Box 11002
     Church Street Station
     New York, NY 10286

Duplicate Mailings
When a shareholder owns shares in more than one account or when several shareholders live at the same address, they may receive multiple copies of annual reports. To eliminate multiple mailings, please write to the transfer agent.

Counsel
Hunton & Williams
Richmond, Virginia

Independent Auditors
KPMG LLP
Richmond, Virginia

Stock Exchange Listing
The Company's common shares are listed on the New York Stock Exchange. The trading symbol is OMI.

Press Releases
Owens & Minor, Inc.'s press releases are available through Company News On-Call by fax-on-demand at 800.758.5804, ext. 66125, or at www.prnewswire.com or at www.owens-minor.com.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2000.

OWENS & MINOR, INC.


/s/G. Gilmer Minor, III
---------------------------
   G. Gilmer Minor, III
   Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 7th day of March 2000 and in the capacities indicated.


/s/G. Gilmer Minor, III                  Chairman and Chief Executive
---------------------------              Officer and Director
   G. Gilmer Minor, III                  (Principal Executive Officer)

/s/Richard F. Bozard                     Vice President and Treasurer
---------------------------              Acting Chief Financial Officer
   Richard F. Bozard                     (Principal Financial Officer)

/s/Olwen B. Cape                         Vice President and Controller
---------------------------              (Principal Accounting Officer)
   Olwen B. Cape

/s/Henry A. Berling                      Director
---------------------------
   Henry A. Berling

/s/Josiah Bunting, III                   Director
---------------------------
   Josiah Bunting, III

/s/John T. Crotty                        Director
---------------------------
   John T. Crotty

/s/James B. Farinholt, Jr.               Director
---------------------------
   James B. Farinholt, Jr.

/s/Vernard W. Henley                     Director
---------------------------
   Vernard W. Henley

/s/E. Morgan Massey                      Director
---------------------------
   E. Morgan Massey

/s/Peter S. Redding                      Dirctor
---------------------------
   Peter S. Redding

/s/James E. Rogers                       Director
---------------------------
   James E. Rogers

/s/James E. Ukrop                        Director
---------------------------
   James E. Ukrop

/s/Anne Marie Whittemore                 Director
---------------------------
   Anne Marie Whittemore

                              Owens & Minor, Inc.
                            Statement of Differences

1. The printed Annual Report and Form 10-K contains numerous graphs, a map and photographs not incorporated into the electronic Form 10-K.

2. The 10-K cover sheet and index, presented on pages 52 and 53 of the printed document, have been repositioned to the front of the electronic document.

INDEX TO EXHIBITS
DESCRIPTION

2.1 Agreement of Exchange dated December 22, 1993, as amended and restated on March 31, 1994, by and among Stuart Medical, Inc., Owens & Minor, Inc. and certain shareholders of Stuart Medical, Inc. (incorporated herein by reference to the Company's Proxy Statement/Prospectus dated April 6, 1994, Annex III)**
3.1 Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)
3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 3, for the quarter ended June 30, 1999)
4.1 Indenture dated as of May 29, 1996 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee ("Notes Indenture") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4(a), for the quarter ended June 30, 1996)
4.2 Supplemental Indenture No. 1 dated as of May 12, 1998 to Notes Indenture (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 1998)
4.3 Amended and Restated Rights Agreement dated as of May 10, 1994 between Owens & Minor, Inc. and Bank of New York, as successor Rights Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)
4.4 Credit Agreement dated as of September 15, 1997 by and among Owens & Minor, Inc., certain of its subsidiaries, the various banks and lending institutions identified on the signature pages thereto, NationsBank, N.A., as agent, Bank of America NT and SA and Crestar Bank, as co-agents, and NationsBank, N.A., as administrative agent ("Credit Agreement") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended September 30, 1997)
4.5 Amendment No. 1 dated as of April 27, 1998 to Credit Agreement (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 1998)
4.6 Amendment and Consent dated June 30, 1999 to Credit Agreement (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1999)
4.7 Junior Subordinated Debentures Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.1)
4.8 First Supplemental Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.2)
4.9 Registration Rights Agreement dated as of May 13, 1998 between Owens & Minor, Inc. and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co. (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.3)
4.10 Amended and Restated Declaration of Trust of Owens & Minor Trust I (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.4)
4.11     Restated Certificate of Trust of Owens & Minor Trust I (included in
         Exhibit 4.9)
4.12     Form of $2.6875 Term Convertible Security (included in Exhibit 4.9)
4.13     Form of 5.375% Junior Subordinated Convertible Debenture (included in
         Exhibit 4.7)
4.14 Owens & Minor, Inc. Guarantee Agreement dated as of May 13, 1998 (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.8)
10.1 Owens & Minor, Inc. Annual Incentive Plan (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25,
         1991)*
10.2 Owens & Minor, Inc. Management Equity Ownership Program ("MEOP") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(a), for the quarter ended September 30, 1997)*

10.3     Amendment to MEOP*--filed herewith
10.4 Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 ("Pension Plan") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*
10.5 Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*
10.6 Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*
10.7 Owens & Minor, Inc. Supplemental Executive Retirement Plan dated July 1, 1991 ("SERP") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(i), for the year ended December 31, 1991)*
10.8 First Amendment to SERP, effective July 30, 1996 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(e), for the quarter ended September 30, 1996)*
10.9 Forms of Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10.8, for the year ended December 31, 1998)*
10.10 Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*
10.11 Amended and Restated Owens & Minor, Inc. 1993 Directors' Compensation Plan ("Directors' Plan") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1996)*
10.12 The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors' Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*
10.13 Owens & Minor, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Annex A of the Company's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*
10.14    Amendment to 1998 Stock Option and Incentive Plan*--filed herewith
10.15 Owens & Minor, Inc. 1998 Directors' Compensation Plan (incorporated herein by reference from Annex B of the Company's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*
10.16 Amendment No. 1 to Owens & Minor, Inc. 1998 Directors' Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*
10.17 Form of Enhanced Authorized Distribution Agency Agreement dated as of August 20, 1997 between VHA, Inc. and Owens & Minor (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q,
         Exhibit 10(d), for the quarter ended September 30, 1997)***
10.18 Amended and Restated Purchase and Sale Agreement dated as of May 28, 1996 among Owens & Minor Medical, Inc., Owens & Minor, Inc. and O&M Funding Corp. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(a), for the quarter ended June 30, 1996)
10.19 Amended and Restated Receivables Purchase Agreement dated as of May 28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association, as Administrator (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q,
         Exhibit 10(b), for the quarter ended June 30, 1996)
10.20 First Amendment dated as of October 17, 1997 to the Amended and Restated Receivables Purchase Agreement -- among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(b), for the quarter ended September 30, 1997)

10.21 Second Amendment dated as of October 6, 1998 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(a), for the quarter ended September 30, 1999)
10.22 Third Amendment and Consent dated as of October 4, 1999 to the Amended and Restated Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Receivables Capital Corporation and Bank of America N.A. (f/k/a Bank of America National Trust and Savings Association) (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended September 30, 1999)
10.23 Amended and Restated Parallel Asset Purchase Agreement dated as of May 28, 1996 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., the Parallel Purchasers from time to time party thereto and Bank of America National Trust and Savings Association, as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended June 30, 1996)
10.24 First Amendment dated as of October 17, 1997 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America National Trust and Savings Association (incorporated herein by reference to the - Company's Quarterly Report on Form 10-Q, Exhibit 10(c), for the quarter ended September 30, 1997)
10.25 Second Amendment dated as of October 6, 1998 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America National Trust and Savings Association (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(b), for the quarter ended September 30, 1999)
10.26 Third Amendment and Consent dated as of October 4, 1999 to the Amended and Restated Parallel Asset Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Parallel Purchasers and Bank of America N.A. (f/k/a Bank of America National Trust and Savings Association) (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(d), for the quarter ended September 30, 1999)
11.1     Calculation of Net Income Per Common Share
         Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 12 - Net Income per Common Share
21.1     Subsidiaries of Registrant
23.1     Consent of KPMG LLP, independent auditors
27.1     Financial Data Schedule--filed herewith electronically


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