Form 10-Q
period 2000-03-31
OWENS & MINOR INC/VA/
filed 2000-05-11
CIK 75252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                                --------------
                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                      Commission file number       1-9810
                                              ----------------

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
                                                     --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                              ---

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of April 28, 2000, was 32,835,392 shares.

                     Owens & Minor, Inc. and Subsidiaries
                                     Index

                                                                                               Page
Part I.    Financial Information

           Item 1.  Financial Statements
                    Consolidated Statements of Income - Three Months
                    Ended March 31, 2000 and 1999                                                3

                    Consolidated Balance Sheets -
                    March 31, 2000 and December 31, 1999                                         4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2000 and 1999                                   5

                    Notes to Consolidated Financial Statements                                   6

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         14

           Item 3.  Quantitative and Qualitative Disclosures About Market Risk                  16

Part II.   Other Information

           Item 1.  Legal Proceedings                                                           17

           Item 6.  Exhibits and Reports on Form 8-K                                            17

Part I.  Financial Information

Item 1.  Financial Statements


                     Owens & Minor, Inc. and Subsidiaries
                       Consolidated Statements of Income

(In thousands, except per share data)
(Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                           -------------------------------------

                                                                                2000                   1999
                                                                           --------------         --------------
Net sales                                                                   $    854,549           $    741,084
Cost of goods sold                                                               764,781                662,355
                                                                              -----------            -----------

Gross margin                                                                      89,768                 78,729
                                                                              -----------            -----------

Selling, general and administrative expenses                                      65,233                 58,598
Depreciation and amortization                                                      5,161                  4,461
Interest expense, net                                                              3,305                  3,096
Discount on accounts receivable securitization                                     1,859                    995
Distributions on mandatorily redeemable
   preferred securities                                                            1,774                  1,774
                                                                              -----------            -----------
Total expenses                                                                    77,332                 68,924
                                                                              -----------            -----------

Income before income taxes                                                        12,436                  9,805
Income tax provision                                                               5,596                  4,314
                                                                              -----------            -----------

Net income                                                                  $      6,840           $      5,491
                                                                              ===========            ===========

Net income per common share-basic                                           $       0.21           $       0.17
                                                                              ===========            ===========

Net income per common share-diluted                                         $       0.20           $       0.17
                                                                              ===========            ===========

Cash dividends per common share                                             $       0.06           $       0.05
                                                                              ===========            ===========

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries

                          Consolidated Balance Sheets

(In thousands, except per share data)                                  March 31,       December 31,
                                                                         2000             1999
                                                                     -----------       ------------
Assets                                                               (Unaudited)
Current assets
  Cash and cash equivalents                                          $      552        $       669
  Accounts and notes receivable, net
     of allowance of $6,496 and $6,479                                  207,813            226,927
  Merchandise inventories                                               338,711            342,478
  Other current assets                                                   11,287             19,172
                                                                     ----------        -----------
   Total current assets                                                 558,363            589,246
Property and equipment, net of accumulated
  depreciation of $54,756 and $52,516                                    24,804             25,877
Goodwill, net of accumulated
  amortization of $29,486 and $27,989                                   209,340            210,837
Other assets, net                                                        41,538             39,040
                                                                     ----------        -----------
      Total assets                                                   $  834,045        $   865,000
                                                                     ==========        ===========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                   $  288,875        $   303,490
  Accrued payroll and related liabilities                                 4,112              6,883
  Other accrued liabilities                                              61,497             59,425
                                                                     ----------        -----------
  Total current liabilities                                             354,484            369,798
Long-term debt                                                          151,333            174,553
Other liabilities                                                         7,525              6,268
                                                                     ----------        -----------
  Total liabilities                                                     513,342            550,619
                                                                     ----------        -----------
Company-obligated mandatorily redeemable preferred
      securities of subsidiary trust, holding
      solely convertible debentures of Owens & Minor, Inc.              132,000            132,000
                                                                     ----------        -----------
Shareholders' equity
  Preferred stock, par value $100 per share;
      authorized - 10,000 shares
      Series A; Participating Cumulative
           Preferred Stock; none issued                                       -                  -
  Common stock, par value $2 per share;
      authorized - 200,000 shares; issued and
      outstanding - 32,824 shares and 32,711 shares                      65,648             65,422
  Paid-in capital                                                        12,850             12,890
  Retained earnings                                                     108,939            104,069
  Accumulated other comprehensive income                                  1,266                  -
                                                                     ----------        -----------
  Total shareholders' equity                                            188,703            182,381
                                                                     ----------        -----------
  Total liabilities and shareholders' equity                         $  834,045        $   865,000
                                                                     ==========        ===========

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

(In thousands)                                                                       Three Months Ended
(Unaudited)                                                                                March 31,
                                                                               ------------------------------
                                                                                   2000              1999
                                                                               -----------        -----------
Operating activities
Net income                                                                     $    6,840         $    5,491
Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                                                5,161              4,461
       Provision for LIFO reserve                                                   1,200                610
       Provision for losses on accounts and notes receivable                           94                240
       Changes in operating assets and liabilities:
          Accounts and notes receivable                                            19,020            (18,217)
          Merchandise inventories                                                   2,567            (26,773)
          Accounts payable                                                         (1,793)            68,307
          Net change in other current assets
              and current liabilities                                               6,566              3,393
       Other, net                                                                   1,740                428
                                                                               ----------         ----------
Cash provided by operating activities                                              41,395             37,940
                                                                               ----------         ----------

Investing activities
Additions to property and equipment                                                (1,268)            (2,124)
Additions to computer software                                                     (2,872)              (134)
Other, net                                                                             20             (1,179)
                                                                               ----------         ----------
Cash used for investing activities                                                 (4,120)            (3,437)
                                                                               ----------         ----------

Financing activities
Reduction of debt                                                                 (22,600)                 -
Other financing, net                                                              (12,822)           (32,765)
Cash dividends paid                                                                (1,970)            (1,634)
Proceeds from exercise of stock options                                                 -                 80
                                                                               ----------         ----------
Cash used for financing activities                                                (37,392)           (34,319)
                                                                               ----------         ----------

Net increase (decrease) in cash and cash equivalents                                 (117)               184

Cash and cash equivalents at beginning of period                                      669                546
                                                                               ----------         ----------
Cash and cash equivalents at end of period                                     $      552         $      730
                                                                               ==========         ==========

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2000 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2000 and 1999.

2.   Interim Results of Operations

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting

     The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three month periods ended March 31, 2000 and 1999 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Investment

     In October 1999, in a private offering, the company purchased an equity investment in Neoforma.com, Inc. (Neoforma), a provider of business-to-business e-commerce services in the healthcare industry. In January 2000, Neoforma made an initial public offering, at which time the shares held by O&M were converted to common stock. The investment is classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No.115, Accounting for Certain Investments in Debt and Equity Securities, and is included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income. At March 31, 2000, the estimated fair value (based on the quoted market price), gross unrealized gain and cost basis of this investment were $3.5 million, $2.3 million and $1.2 million. At December 31, 1999, the investment was stated at its cost basis of $1.2 million, as there was no market for the securities at that time.

5.   Acquisition

     On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. The acquisition has been accounted for by the purchase method and, accordingly, the operating results of Medix have been included in the company's consolidated financial statements since the date of acquisition. Assuming the acquisition had been made at January 1, 1999, consolidated net sales, on a pro forma basis, would have been approximately $791 million for the three months ended March 31, 1999. Consolidated net income and net income per share on a pro forma basis would not have been materially different from the results reported.

     In connection with the acquisition, management adopted a plan for integration of the businesses which includes closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the activity in the accrual during the three months ended March 31, 2000:

                (In thousands)                             Balance at                        Balance at
                                                       December 31, 1999     Charges       March 31, 2000
                ------------------------------------- --------------------- ------------- -----------------
                Losses under lease commitments            $   1,609          $    107       $   1,502
                Employee separations                            339                38             301
                Other                                           685                32             653
                ------------------------------------- --------------------- ------------- -----------------
                Total                                     $   2,633          $    177       $   2,456
                ------------------------------------- --------------------- ------------- -----------------

     As of March 31, 2000, 16 employees had been terminated. The integration of the Medix business is expected to be substantially complete by mid-2000.

6.   Restructuring Reserve

     As a result of the Columbia/HCA Healthcare Corporation contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge to downsize operations. The following table sets forth the activity in the restructuring reserve during the three months ended March 31, 2000:

                (In thousands)                             Balance at                        Balance at
                                                       December 31, 1999     Charges       March 31, 2000
                ------------------------------------- --------------------- ------------- -----------------
                Losses under lease commitments            $   2,304          $    327       $   1,977
                Asset write-offs                              3,316               175           3,141
                Employee separations                             13                 7               6
                Other                                           477                 1             476
                ------------------------------------- --------------------- ------------- -----------------
                Total                                     $   6,110          $    510       $   5,600
                ------------------------------------- --------------------- ------------- -----------------

7.   Net Income per Common Share

     The following sets forth the computation of basic and diluted net income per common share:

     (In thousands, except per share data)                                                          Three Months Ended
                                                                                                        March 31,
                                                                                       ----------------------------------------
                                                                                            2000                    1999
                                                                                       -----------------       ----------------
     Numerator:
     Numerator for basic net income per common share - net income                       $     6,840            $      5,491
        Distributions on convertible mandatorily redeemable preferred securities,
            net of income taxes                                                                 976                     993
     --------------------------------------------------------------------------------------------------------------------------
     Numerator for diluted net income per common share - net income attributable
         to common stock after assumed conversions                                      $     7,816            $      6,484
     --------------------------------------------------------------------------------------------------------------------------
     Denominator:
     Denominator for basic net income per common share - weighted
         average shares                                                                      32,585                  32,556
       Effect of dilutive securities:
             Conversion of mandatorily redeemable preferred securities                        6,400                   6,400
             Stock options and restricted stock                                                 234                     129
     --------------------------------------------------------------------------------------------------------------------------
     Denominator for diluted net income per common share - adjusted weighted
         average shares and assumed conversions                                              39,219                  39,085
     --------------------------------------------------------------------------------------------------------------------------
     Net income per common share - basic                                                $      0.21             $      0.17
     Net income per common share - diluted                                              $      0.20             $      0.17
     --------------------------------------------------------------------------------------------------------------------------

8.   Condensed Consolidating Financial Information

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

Condensed Consolidating Financial Information

(In thousands)

For the three months ended                                   Owens &      Guarantor     Non-guarantor
March 31, 2000                                             Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                $          -   $    854,549   $          -     $         -   $     854,549
Cost of goods sold                                                  -        764,781              -               -         764,781
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                        -         89,768              -               -          89,768
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                        -         64,948            285               -          65,233
Depreciation and amortization                                       -          5,161              -               -           5,161
Interest expense, net                                           4,576         (1,271)             -               -           3,305
Intercompany interest expense, net                             (2,164)         7,199         (5,035)              -               -
Discount on accounts receivable securitization                      -              7          1,852               -           1,859
Distributions on mandatorily redeemable preferred                   -              -          1,774               -           1,774
securities
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  2,412         76,044         (1,124)              -          77,332
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (2,412)        13,724          1,124               -          12,436
Income tax provision (benefit)                                 (1,061)         5,995            662               -           5,596
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $     (1,351)  $      7,729   $        462     $         -   $       6,840
-----------------------------------------------------------------------------------------------------------------------------------


For the three months ended                                   Owens &      Guarantor     Non-guarantor
March 31, 1999                                             Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                $          -   $    741,084   $          -    $          -   $     741,084
Cost of goods sold                                                  -        662,355                              -         662,355
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                        -         78,729               -              -          78,729
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                        5         58,501              92              -          58,598
Depreciation and amortization                                       -          4,461               -              -           4,461
Interest expense, net                                           4,149         (1,053)              -              -           3,096
Intercompany interest expense, net                             (1,696)         5,657          (3,961)             -               -
Discount on accounts receivable securitization                      -              6             989              -             995
Distributions on mandatorily redeemable preferred                   -              -           1,774              -           1,774
securities
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                  2,458         67,572          (1,106)             -          68,924
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (2,458)        11,157           1,106              -           9,805
Income tax provision (benefit)                                 (1,082)         4,897             499              -           4,314
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $     (1,376)  $      6,260   $         607   $          -   $       5,491
-----------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information
(In thousands)

                                                         Owens &          Guarantor     Non-guarantor
March 31, 2000                                          Minor, Inc.      Subsidiaries   Subsidiaries   Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
  Cash and cash equivalents                             $       507       $        44     $         1  $          -     $       552
  Accounts and notes receivable, net                              -            81,436         126,377             -         207,813
  Merchandise inventories                                         -           338,661              50             -         338,711
  Intercompany advances, net                                134,982                 -               -      (134,982)              -
  Other current assets                                            -            11,287               -             -          11,287
-----------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                      135,489           431,428         126,428      (134,982)        558,363
Property and equipment, net                                       -            24,800               4             -          24,804
Goodwill, net                                                     -           209,340               -             -         209,340
Intercompany investments                                    305,441            15,001         136,083      (456,525)              -
Other assets, net                                            11,905            28,798             835             -          41,538
-----------------------------------------------------------------------------------------------------------------------------------
  Total assets                                          $   452,835       $   709,367     $   263,350  $   (591,507)    $   834,045
===================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                      $         -       $   288,845     $        30  $          -     $   288,875
  Accrued payroll and related liabilities                         -             4,112               -             -           4,112
  Intercompany advances, net                                      -            35,674          99,308      (134,982)              -
  Other accrued liabilities                                   5,105            54,787           1,605             -          61,497
-----------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                   5,105           383,418         100,943      (134,982)        354,484
Long-term debt                                              150,000             1,333               -             -         151,333
Intercompany long-term debt                                 136,083                 -               -      (136,083)              -
Other liabilities                                                 -             7,525               -             -           7,525
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                         291,188           392,276         100,943      (271,065)        513,342
-----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust, holding
  solely convertible debentures of Owens & Minor, Inc.            -                 -         132,000             -         132,000
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                               65,648            40,879           5,583       (46,462)         65,648
  Paid-in capital                                            12,850           258,979          15,001      (273,980)         12,850
  Retained earnings                                          81,883            17,233           9,823             -         108,939
  Accumulated other comprehensive income                      1,266                 -               -             -           1,266
-----------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                161,647           317,091          30,407      (320,442)        188,703
-----------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity            $   452,835       $   709,367     $   263,350  $   (591,507)    $   834,045
===================================================================================================================================

Condensed Consolidating Financial Information
(In thousands)

==================================================================================================================================
                                                           Owens &       Guarantor    Non-guarantor
December 31, 1999                                         Minor, Inc    Subsidiaries  Subsidiaries     Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
   Cash and cash equivalents                             $       507     $       158    $         4    $         -     $       669
   Accounts and notes receivable, net                              -         112,088        114,839              -         226,927
   Merchandise inventories                                         -         342,478              -              -         342,478
   Intercompany advances, net                                157,711               -              -       (157,711)              -
   Other current assets                                            -          19,172              -              -          19,172
----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                      158,218         473,896        114,843       (157,711)        589,246
Property and equipment, net                                        -          25,877              -              -          25,877
Goodwill, net                                                      -         210,837              -              -         210,837
Intercompany investments                                     305,441          15,001        136,083       (456,525)              -
Other assets, net                                              9,894          27,933          1,213              -          39,040
----------------------------------------------------------------------------------------------------------------------------------
   Total assets                                          $   473,553     $   753,544    $   252,139    $  (614,236)    $   865,000
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                      $         -     $   303,490    $         -    $         -     $   303,490
   Accrued payroll and related liabilities                         -           6,883              -              -           6,883
   Intercompany advances, net                                      -          69,220         88,491       (157,711)              -
   Other accrued liabilities                                   1,354          56,368          1,703              -          59,425
----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                   1,354         435,961         90,194       (157,711)        369,798
Long-term debt                                               172,600           1,953              -              -         174,553
Intercompany long-term debt                                  136,083               -              -       (136,083)              -
Other liabilities                                                  -           6,268              -              -           6,278
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                         310,037         444,182         90,194       (293,794)        550,619
----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor,
     Inc.                                                          -               -        132,000              -         132,000
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                               65,422          40,879          5,583        (46,462)         65,422
   Paid-in capital                                            12,890         258,979         15,001       (273,980)         12,890
   Retained earnings                                          85,204           9,504          9,361              -         104,069
----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                163,516         309,362         29,945       (320,442)        182,381
----------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity            $   473,553     $   753,544    $   252,139    $  (614,236)    $   865,000
==================================================================================================================================

Condensed Consolidating Financial Information

(In thousands)
===================================================================================================================================
 For the three months ended                               Owens &       Guarantor     Non-guarantor
 March 31, 2000                                          Minor, Inc.   Subsidiaries    Subsidiaries  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                      $   (1,351)      $    7,729     $       462    $        -     $    6,840
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization                                 -            5,161               -             -          5,161
  Provision for LIFO reserve                                    -            1,200               -             -          1,200
  Provision for losses on accounts and notes receivable         -              210            (116)            -             94
  Changes in operating assets and liabilities:
     Accounts and notes receivable                              -           30,442         (11,422)            -         19,020
     Merchandise inventories                                    -            2,617             (50)            -          2,567
     Accounts payable                                           -           (1,823)             30             -         (1,793)
     Net change in other current assets
         and current liabilities                            3,750            2,536             280             -          6,566
  Other, net                                                  477            1,263               -             -          1,740
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities            2,876           49,335         (10,816)            -         41,395
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                             -           (1,264)             (4)            -         (1,268)
Additions to computer software                                  -           (2,872)              -             -         (2,872)
Other, net                                                      -               20               -             -             20
-----------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                              -           (4,116)             (4)            -         (4,120)
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities
Reduction of debt                                         (22,600)               -               -             -        (22,600)
Change in intercompany advances                            21,694          (32,511)         10,817             -              -
Other financing, net                                            -          (12,822)              -             -        (12,822)
Cash dividends paid                                        (1,970)               -               -             -         (1,970)
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities           (2,876)         (45,333)         10,817             -        (37,392)
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       -             (114)             (3)            -           (117)
Cash and cash equivalents at beginning of period              507              158               4             -            669
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $      507       $       44     $         1    $        -     $      552
===================================================================================================================================

Condensed Consolidating Financial Information

(In thousands)
===================================================================================================================================
 For the three months ended                               Owens &       Guarantor     Non-guarantor
 March 31, 1999                                          Minor, Inc.   Subsidiaries    Subsidiaries  Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                      $   (1,376)      $    6,260     $       607   $         -     $     5,491
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities:
  Depreciation and amortization                                 -            4,461               -             -           4,461
  Provision for LIFO reserve                                    -              610               -             -             610
  Provision for losses on accounts and notes receivable         -              184              56             -             240
  Changes in operating assets and liabilities:
     Accounts and notes receivable                              -           12,906         (31,123)            -         (18,217)
     Merchandise inventories                                    -          (26,773)              -             -         (26,773)
     Accounts payable                                           -           68,307               -             -          68,307
     Net change in other current assets
         and current liabilities                            3,566             (172)             (1)            -           3,393
  Other, net                                                  412               17              (1)            -             428
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities            2,602           65,800         (30,462)            -          37,940
-----------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                             -           (2,124)              -             -          (2,124)
Additions to computer software                                  -             (134)              -             -            (134)
Other, net                                                      -               21          (1,200)            -          (1,179)
-----------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                              -           (2,237)         (1,200)            -          (3,437)
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities
Change in intercompany advances                            (1,048)         (30,614)         31,662             -               -
Other financing, net                                            -          (32,765)              -             -         (32,765)
Cash dividends paid                                        (1,634)               -               -             -          (1,634)
Proceeds from exercise of stock options                        80                -               -             -              80
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities           (2,602)         (63,379)         31,662             -         (34,319)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       -              184               -             -             184
Cash and cash equivalents at beginning of period              505               40               1             -             546
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $      505       $      224     $         1   $         -     $       730
===================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 1999. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company's liquidity improved during the first quarter of 2000. Combined outstanding debt and off balance sheet accounts receivable securitization borrowings were reduced by $20.5 million to $260.3 million at March 31, 2000, from $280.8 million at December 31, 1999. The reduction was due to the positive impact of cash flow from operations.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2000, the company had $225.0 million of unused credit under its revolving credit facility and approximately $42.3 million under its receivables financing facility.

Effective April 24, 2000, the company replaced its revolving credit facility with a new agreement expiring in April 2003. The credit limit of the new facility is $225.0 million, unchanged from the previous facility, and the interest is based on LIBOR or the Prime Rate, at the company's discretion. Under the new facility, the company is charged a commitment fee of between 0.20% and 0.275% on the unused portion of the facility, and a utilization fee of 0.25% will be charged if borrowings exceed $112.5 million. The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the company to materially alter the character of the business through consolidation, merger or purchase or sale of assets.

Working Capital Management. The company's working capital decreased by $15.6 million from December 31, 1999 to $203.9 million at March 31, 2000, primarily due to collections of accounts receivable. Accounts receivable, excluding the impact of the company's accounts receivable securitization facility, decreased by $17.0 million to $315.5 million at March 31, 2000.

Capital Expenditures. Capital expenditures were approximately $4.1 million in the first three months of 2000, of which approximately $3.6 million was for computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology including system upgrades. These capital expenditures are expected to be funded through cash flow from operations.

Results of Operations
First quarter of 2000 compared with first quarter of 1999

Net sales. Net sales increased 15.3% to $854.5 million in the first quarter of 2000 from $741.1 million in the first quarter of 1999. Excluding the sales generated by Medix, net sales increased 9.0%. Most of this increase resulted from increased penetration of existing accounts, most significantly Tenet BuyPower, whose distribution contract began in February 1999 and therefore contributed to only two months' sales in the first quarter of 1999.

Gross margin. Gross margin as a percentage of net sales decreased slightly to 10.5% in the first quarter of 2000 compared with 10.6% for the first quarter of 1999. The decrease was a result of a lower sales base in the first quarter of 1999.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased to 7.6% of net sales for the first quarter of 2000, compared to 7.9% for the first quarter of 1999. The decrease as a percentage of sales was the result of the higher sales base in the first quarter of 2000 and the elimination of the need for Year 2000 remediation efforts. Expenses in the first quarter of 1999 included spending of $1.0 million on Year 2000 initiatives.

Depreciation and amortization. Depreciation and amortization expense for the quarter increased by approximately 15.7% from 1999, due, in part, to goodwill amortization of approximately $0.4 million resulting from the Medix acquisition. In addition, depreciation expense increased as a result of higher capital spending associated with information technology initiatives. O&M anticipates similar increases in depreciation throughout the rest of 2000.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs totaled $5.2 million in the first quarter of 2000, compared with $4.1 million in the first quarter of 1999. The increase in financing costs is due to an increase in debt (including amounts financed under the company's off balance sheet accounts receivable securitization facility) of approximately $45.3 million since the first quarter of 1999. The increase in debt resulted from the Medix acquisition, partially offset by positive cash flows from operations.

The company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Income taxes. The income tax provision was $5.6 million in the first quarter of 2000 compared with $4.3 million in the same period in 1999. The effective tax rate was 45.0%, compared to 44.0% for the same period in 1999. This rate increase results primarily from increases in certain nondeductible expenses.

Net income. Net income increased to $6.8 million in the first quarter of 2000 from $5.5 million in the first quarter of 1999. The increase is primarily due to the increase in sales and success in controlling operating expenses.

New Health Exchange

In April 2000, the company announced an agreement in principle with four other leading healthcare distributors to form an Internet-based company that would be an independent, commercially neutral healthcare product information exchange focused on streamlining the healthcare supply chain. The companies involved expect to complete a definitive joint-venture agreement by the end of July and begin implementation of the exchange by the end of the year. The founding members expect the new exchange to require investments totaling more than $100 million. The amount to be invested by O&M has not been determined at this time.

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

Forward-looking Statements

Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles, outcome of outstanding litigation and changes in government regulations. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II.  Other Information

Item 1.  Legal Proceedings

Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Through March 31, 2000, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

          4 Credit Agreement dated as of April 24, 2000 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified herein, First Union National Bank and SunTrust Bank, as Syndication Agents, Bank One, N.A., as Managing Agent, The Bank of Nova Scotia, as Co-Agent, and Bank of America, N.A., as Administrative Agent

         27       Financial Data Schedule

 (b)     Reports on Form 8-K
         No reports on Form 8-K were filed by the company during the quarter for which this Quarterly Report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Owens & Minor, Inc.
                                   -------------------------------------
                                   (Registrant)



Date          May 11, 2000         /s/ Richard F. Bozard
        ----------------------     -------------------------------------
                                   Richard F. Bozard
                                   Vice President & Treasurer
                                   Acting Chief Financial Officer



Date          May 11, 2000         /s/ Olwen B. Cape
        ----------------------     -------------------------------------
                                   Olwen B. Cape
                                   Vice President & Controller
                                   Chief Accounting Officer

                            Exhibits Filed with SEC
                            -----------------------
Exhibit #
---------

        4 Credit Agreement dated as of April 24, 2000 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified herein, First Union National Bank and SunTrust Bank, as Syndication Agents, Bank One, N.A., as Managing Agent, The Bank of Nova Scotia, as Co-Agent, and Bank of America, N.A., as Administrative Agent.