Form 10-Q
period 2000-06-30
OWENS & MINOR INC/VA/
filed 2000-08-09
CIK 75252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                -------------
                                      OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                         Commission file number 1-9810
                                               -----------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of July 31, 2000, was 33,036,807 shares.

                     Owens & Minor, Inc. and Subsidiaries
                                     Index

                                                                                Page
Part I.  Financial Information

     Item 1. Financial Statements
             Consolidated Statements of Income - Three Months and
             Six Months Ended June 30, 2000 and 1999                              3

             Consolidated Balance Sheets -
             June 30, 2000 and December 31, 1999                                  4

             Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2000 and 1999                              5

             Notes to Consolidated Financial Statements                           6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                 15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk          18

Part II. Other Information

     Item 1. Legal Proceedings                                                   19

     Item 4. Submission of Matters to a Vote of Shareholders                     19

     Item 6. Exhibits and Reports on Form 8-K                                    19

Part I. Financial Information

Item 1. Financial Statements

                     Owens & Minor, Inc. and Subsidiaries
                       Consolidated Statements of Income

(in thousands, except per share data)
(unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 -----------------------------       ------------------------------
                                                    2000               1999              2000               1999
                                                 ----------         ----------       ------------       -----------
Net sales                                       $   873,116         $  772,360       $  1,727,665       $ 1,513,444
Cost of goods sold                                  782,427            692,013          1,547,208         1,354,368
                                                 ----------         ----------       ------------       -----------

Gross margin                                         90,689             80,347            180,457           159,076
                                                 ----------         ----------       ------------       -----------

Selling, general and administrative expenses         64,810             59,488            130,043           118,086
Depreciation and amortization                         5,270              4,684             10,431             9,145
Interest expense, net                                 3,053              3,034              6,358             6,130
Discount on accounts receivable securitization        1,959                795              3,818             1,790
Distributions on mandatorily redeemable
  preferred securities                                1,774              1,774              3,548             3,548
Nonrecurring restructuring credit                      (750)            (1,000)              (750)           (1,000)
                                                 ----------         ----------       ------------       -----------
Total expenses                                       76,116             68,775            153,448           137,699
                                                 ----------         ----------       ------------       -----------

Income before income taxes                           14,573             11,572             27,009            21,377
Income tax provision                                  6,558              5,092             12,154             9,406
                                                 ----------         ----------       ------------       -----------
Net income                                      $     8,015         $    6,480       $     14,855       $    11,971
                                                 ==========         ==========       ============       ===========
Net income per common share-basic               $      0.25         $     0.20       $       0.46       $      0.37
                                                 ==========         ==========       ============       ===========

Net income per common share-diluted             $      0.23         $     0.19       $       0.43       $      0.36
                                                 ==========         ==========       ============       ===========

Cash dividends per common share                 $    0.0625         $   0.0600       $     0.1225       $    0.1100
                                                 ==========         ==========       ============       ===========

          See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(in thousands, except per share data)                             June 30,    December 31,
(unaudited)                                                         2000          1999
                                                                ------------  ------------
Assets
Current assets
   Cash and cash equivalents                                      $     630     $     669
   Accounts and notes receivable, net
       of allowance of $6,760 and $6,479                            212,458       226,927
   Merchandise inventories                                          362,485       342,478
   Other current assets                                              18,731        19,172
                                                                  ---------     ---------
   Total current assets                                             594,304       589,246
Property and equipment, net of accumulated
   depreciation of $55,794 and $52,516                               24,859        25,877
Goodwill, net of accumulated amortization
   of $30,983 and $27,989                                           207,843       210,837
Other assets, net                                                    41,736        39,040
                                                                  ---------     ---------
       Total assets                                               $ 868,742     $ 865,000
                                                                  =========     =========

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                               $ 318,036     $ 303,490
   Accrued payroll and related liabilities                            7,754         6,883
   Other accrued liabilities                                         57,330        59,425
                                                                  ---------     ---------
   Total current liabilities                                        383,120       369,798
Long-term debt                                                      151,972       174,553
Other liabilities                                                     6,721         6,268
                                                                  ---------     ---------
   Total liabilities                                                541,813       550,619
                                                                  ---------     ---------
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust, holding solely convertible
   debentures of Owens & Minor, Inc.                                132,000       132,000
                                                                  ---------     ---------
Shareholders' equity
  Preferred stock, par value $100 per share;
    authorized - 10,000 shares
       Series A; Participating Cumulative
      Preferred Stock; none issued                                        -             -
  Common stock, par value $2 per share;
    authorized - 200,000 shares; issued and
    outstanding - 32,910 shares and 32,711 shares                    65,820        65,422
  Paid-in capital                                                    14,047        12,890
  Retained earnings                                                 114,902       104,069
  Accumulated other comprehensive income                                160             -
                                                                  ---------     ---------
  Total shareholders' equity                                        194,929       182,381
                                                                  ---------     ---------
  Total liabilities and shareholders' equity                      $ 868,742     $ 865,000
                                                                  =========     =========

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

(in thousands)                                                    Six Months Ended
(unaudited)                                                           June 30,
                                                              -----------------------
                                                                 2000          1999
                                                              ---------     ---------
Operating activities
Net income                                                    $  14,855     $  11,971
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization                                 10,431         9,145
   Nonrecurring restructuring credit                               (750)       (1,000)
   Provision for LIFO reserve                                     1,750         1,200
   Provision for losses on accounts and notes receivable            404           502
   Changes in operating assets and liabilities:
     Accounts and notes receivable                               14,065       (15,869)
     Merchandise inventories                                    (21,757)       (9,499)
     Accounts payable                                            27,046        59,231
     Net change in other current assets
       and current liabilities                                     (665)       (9,220)
   Other, net                                                     2,865         1,262
                                                              ---------     ---------
Cash provided by operating activities                            48,244        47,723
                                                              ---------     ---------

Investing activities
Additions to property and equipment                              (3,726)       (5,355)
Additions to computer software                                   (5,825)       (3,041)
Other, net                                                          (83)       (1,146)
                                                              ---------     ---------
Cash used for investing activities                               (9,634)       (9,542)
                                                              ---------     ---------

Financing activities
Reduction of debt                                               (21,925)            -
Other financing, net                                            (13,746)      (34,706)
Cash dividends paid                                              (4,022)       (3,596)
Proceeds from exercise of stock options                           1,044            80
                                                              ---------     ---------
Cash used for financing activities                              (38,649)      (38,222)
                                                              ---------     ---------

Net decrease in cash and cash equivalents                           (39)          (41)

Cash and cash equivalents at beginning of period                    669           546
                                                              ---------     ---------
Cash and cash equivalents at end of period                    $     630     $     505
                                                              =========     =========

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2000 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2000 and 1999.

2.   Interim Results of Operations

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting

     The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and six month periods ended June 30, 2000 and 1999 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Investment

     In October 1999, in a private offering, the company purchased an equity investment in Neoforma.com, Inc. (Neoforma), a provider of business-to-business e-commerce services in the healthcare industry. In January 2000, Neoforma made an initial public offering, at which time the shares held by O&M were converted to common stock. The investment is classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income. At June 30, 2000, the estimated fair value (based on the quoted market price), gross unrealized gain and cost basis of this investment were $1.5 million, $0.3 million and $1.2 million. At December 31, 1999, the investment was stated at its cost basis of $1.2 million, as there was no market for the securities at that time.

5.   Acquisition

     On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. In connection with the acquisition, management adopted a plan for integration of the businesses which includes closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the activity in the accrual since December 31, 1999:

          (in thousands)                       Balance at                          Balance at
                                            December 31, 1999       Charges       June 30, 2000
         ----------------------------------------------------------------------------------------
          Losses under lease commitments          $1,609              $201             $1,408
          Employee separations                       339               192                147
          Other                                      685                32                653
         ----------------------------------------------------------------------------------------
          Total                                   $2,633              $425             $2,208
         ========================================================================================

     As of June 30, 2000, approximately 35 employees had been terminated since the inception of the plan.

6.   Restructuring Reserve

     As a result of the Columbia/HCA Healthcare Corporation contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge to downsize operations. In the second quarter of 2000, the company re-evaluated its estimate of the remaining costs to be incurred in connection with the restructuring plan and reduced the reserve by $750 thousand. The following table sets forth the activity in the restructuring reserve since December 31, 1999:

          (in thousands)                      Balance at                                               Balance at
                                           December 31, 1999        Charges         Adjustments       June 30, 2000
         ------------------------------------------------------------------------------------------------------------
          Losses under lease commitments          $2,304              $  585           $ 1,379            $3,098
          Asset write-offs                         3,316                 716            (1,681)              919
          Employee separations                        13                   7                (6)                -
          Other                                      477                  35              (442)                -
         ------------------------------------------------------------------------------------------------------------
          Total                                   $6,110              $1,343           $  (750)           $4,017
         ============================================================================================================

7.   Revolving Credit Facility

     Effective April 24, 2000, the company replaced its revolving credit facility with a new agreement expiring in April 2003. The credit limit of the new facility is $225.0 million, unchanged from the previous facility, and the interest is based on LIBOR or the Prime Rate, at the company's discretion. Under the new facility, the company is charged a commitment fee of between 0.20% and 0.275% on the unused portion of the facility and a utilization fee of 0.25% if borrowings exceed $112.5 million. The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

8.   Comprehensive Income

     The company's comprehensive income for the three months and six months ended June 30, 2000 and 1999 is shown in the table below. Other comprehensive income is comprised of unrealized gain on investment, net of income tax.

     (in thousands)                                           Three Months Ended   Six Months Ended
                                                                    June 30,           June 30,
                                                             -------------------  -----------------
                                                               2000       1999     2000      1999
                                                             -------     -------  -------   -------
      Net income                                             $ 8,015     $ 6,480  $14,855   $11,971
      Other comprehensive income - increase (decrease)
       in unrealized gain on investment, net of tax           (1,106)          -      160         -
                                                             --------------------------------------
      Comprehensive income                                   $ 6,909     $ 6,480  $15,015   $11,971
                                                             ======================================

9.   Net Income  per Common Share

     The following sets forth the computation of basic and diluted net income per common share:

     (in thousands, except per share data)                           Three Months Ended   Six Months Ended
                                                                           June 30,            June 30,
                                                                     -------------------  -----------------
                                                                       2000        1999     2000      1999
                                                                     -------     -------  -------   -------
      Numerator:
      Numerator for basic net income per common
          share - net income                                         $ 8,015     $ 6,480  $14,855   $11,971
      Distributions on convertible mandatorily redeemable
       preferred securities, net of income taxes                         976         993    1,951     1,987
     --------------------------------------------------------------------------------------------------------
      Numerator for diluted net income per common share -
       net income attributable to common stock after
       assumed conversions                                           $ 8,991     $ 7,473  $16,806   $13,958
     --------------------------------------------------------------------------------------------------------
      Denominator:
      Denominator for basic net income per
        common share - weighted average shares                        32,595      32,572   32,590    32,564
       Effect of dilutive securities:
        Conversion of mandatorily redeemable preferred
         securities                                                    6,400       6,400    6,400     6,400
        Stock options and restricted stock                               334         124      284       127
     --------------------------------------------------------------------------------------------------------
      Denominator for diluted net income per common
        share - adjusted weighted average shares and
        assumed conversions                                           39,329      39,096   39,274    39,091
     --------------------------------------------------------------------------------------------------------
      Net income per common share - basic                            $  0.25     $  0.20  $  0.46   $  0.37
      Net income per common share - diluted                          $  0.23     $  0.19  $  0.43   $  0.36
     ========================================================================================================

10.  Contingency

     The company expects to receive notice from the Internal Revenue Service that it intends to disallow certain deductions for interest on loans associated with the company's corporate-owned life insurance (COLI) program. The total impact of the potential disallowance of these deductions would be approximately $8.5 million after tax, including interest. Management believes that the company has complied with the tax law as it relates to its COLI program, and plans to vigorously pursue appropriate appeals options. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material impact on the company's results of operations.

11.  Condensed Consolidating Financial Information

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

Condensed Consolidating Financial Information
(in thousands)
For the three months ended                                     Owens &       Guarantor     Non-guarantor
June 30, 2000                                                Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                    $        -   $      873,116    $          -    $     -    $  873,116
Cost of goods sold                                                    -          782,427               -          -       782,427
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                          -           90,689               -          -        90,689
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                          -           64,535             275          -        64,810
Depreciation and amortization                                         -            5,270               -          -         5,270
Interest expense, net                                             4,362           (1,309)              -          -         3,053
Intercompany interest expense, net                               (1,863)           7,379          (5,516)         -             -
Discount on accounts receivable securitization                        -                2           1,957          -         1,959
Distributions on mandatorily redeemable preferred securities          -                -           1,774          -         1,774
Nonrecurring restructuring credit                                     -             (750)              -          -          (750)
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                    2,499           75,127          (1,510)         -        76,116
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (2,499)          15,562           1,510          -        14,573
Income tax provision (benefit)                                   (1,100)           6,845             813          -         6,558
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $   (1,399)  $        8,717    $        697    $     -    $    8,015
====================================================================================================================================

For the three months ended                                     Owens &       Guarantor     Non-guarantor
June 30, 1999                                                Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                    $        -   $      772,360    $          -    $     -    $  772,360
Cost of goods sold                                                    -          692,013               -          -       692,013
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                          -           80,347               -          -        80,347
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                          -           59,273             215          -        59,488
Depreciation and amortization                                         -            4,684               -          -         4,684
Interest expense, net                                             4,137           (1,103)              -          -         3,034
Intercompany interest expense, net                               (1,731)           5,795          (4,064)         -             -
Discount on accounts receivable securitization                        -               11             784          -           795
Distributions on mandatorily redeemable preferred securities          -                -           1,774          -         1,774
Nonrecurring restructuring credit                                     -           (1,000)              -          -        (1,000)
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                    2,406           67,660          (1,291)         -        68,775
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (2,406)          12,687           1,291          -        11,572
Income tax provision (benefit)                                   (1,059)           5,595             556          -         5,092
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $   (1,347)  $        7,092    $        735    $     -    $    6,480
------------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)

For the six months ended                                      Owens &       Guarantor      Non-guarantor
June 30, 2000                                                Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                    $        -    $  1,727,665    $          -     $     -   $ 1,727,665
Cost of goods sold                                                    -       1,547,208               -           -     1,547,208
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                          -         180,457               -           -       180,457
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                          -         129,483             560           -       130,043
Depreciation and amortization                                         -          10,431               -           -        10,431
Interest expense, net                                             8,938          (2,580)              -           -         6,358
Intercompany interest expense, net                               (4,027)         14,578         (10,551)          -             -
Discount on accounts receivable securitization                        -               9           3,809           -         3,818
Distributions on mandatorily redeemable preferred securities          -               -           3,548           -         3,548
Nonrecurring restructuring credit                                     -            (750)              -           -          (750)
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                    4,911         151,171          (2,634)          -       153,448
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (4,911)         29,286           2,634           -        27,009
Income tax provision (benefit)                                   (2,161)         12,840           1,475           -        12,154
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $   (2,750)   $     16,446    $      1,159     $     -   $    14,855
====================================================================================================================================

For the six months ended                                      Owens &       Guarantor      Non-guarantor
June 30, 1999                                                Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                    $        -    $  1,513,444    $          -     $     -   $ 1,513,444
Cost of goods sold                                                    -       1,354,368               -           -     1,354,368
------------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                          -         159,076               -           -       159,076
------------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                          5         117,774             307           -       118,086
Depreciation and amortization                                         -           9,145               -           -         9,145
Interest expense, net                                             8,286          (2,156)              -           -         6,130
Intercompany interest expense, net                               (3,427)         11,452          (8,025)          -             -
Discount on accounts receivable securitization                        -              17           1,773           -         1,790
Distributions on mandatorily redeemable preferred securities          -               -           3,548           -         3,548
Nonrecurring restructuring credit                                     -          (1,000)              -           -        (1,000)
------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                    4,864         135,232          (2,397)          -       137,699
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                (4,864)         23,844           2,397           -        21,377
Income tax provision (benefit)                                   (2,141)         10,492           1,055           -         9,406
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $   (2,723)   $     13,352    $      1,342     $     -   $    11,971
====================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                              Owens &       Guarantor      Non-guarantor
June 30, 2000                                                Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
     Cash and cash equivalents                               $      507    $        122    $          1   $       -    $       630
     Accounts and notes receivable, net                               -         106,586         105,872           -        212,458
     Merchandise inventories                                          -         362,436              49           -        362,485
     Intercompany advances, net                                 130,209         (52,724)        (77,485)          -              -
     Other current assets                                            42          18,689               -           -         18,731
------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                       130,758         435,109          28,437           -        594,304
Property and equipment, net                                           -          24,855               4           -         24,859
Goodwill, net                                                         -         207,843               -           -        207,843
Intercompany investments                                        305,441          15,001         136,083     (456,525)            -
Other assets, net                                                10,938          30,303             495            -        41,736
------------------------------------------------------------------------------------------------------------------------------------
   Total assets                                              $  447,137    $    713,111    $    165,019   $ (456,525)  $   868,742
====================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                          $        -    $    318,036    $          -   $        -   $   318,036
   Accrued payroll and related liabilities                            -           7,754               -            -         7,754
   Other accrued liabilities                                      1,295          54,120           1,915            -        57,330
------------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                      1,295         379,910           1,915            -       383,120
Long-term debt                                                  151,300             672               -            -       151,972
Intercompany long-term debt                                     136,083               -               -     (136,083)            -
Other liabilities                                                     -           6,721               -            -         6,721
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                            288,678         387,303           1,915     (136,083)      541,813
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust, holding
   solely convertible debentures of Owens & Minor, Inc.               -               -         132,000            -       132,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                                  65,820          40,879           5,583      (46,462)       65,820
   Paid-in capital                                               14,047         258,979          15,001     (273,980)       14,047
   Retained earnings                                             78,432          25,950          10,520            -       114,902
   Accumulated other comprehensive income                           160               -               -            -           160
------------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                   158,459         325,808          31,104     (320,442)      194,929
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                $  447,137    $    713,111    $    165,019   $ (456,525)  $   868,742
====================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                            Owens &         Guarantor    Non-guarantor
December 31, 1999                                         Minor, Inc.     Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets

Assets

Current assets
  Cash and cash equivalents                               $       507      $       158    $          4   $          -   $        669
  Accounts and notes receivable, net                                -          112,088         114,839              -        226,927
  Merchandise inventories                                           -          342,478               -              -        342,478
  Intercompany advances, net                                  157,711          (69,220)        (88,491)             -              -
  Other current assets                                              -           19,172               -              -         19,172
------------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                        158,218          404,676          26,352              -        589,246
Property and equipment, net                                         -           25,877               -              -         25,877
Goodwill, net                                                       -          210,837               -              -        210,837
Intercompany investments                                      305,441           15,001         136,083       (456,525)             -
Other assets, net                                               9,894           27,933           1,213              -         39,040
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                            $   473,553      $   684,324    $    163,648   $   (456,525)  $    865,000
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity

Current liabilities
  Accounts payable                                        $         -      $   303,490    $          -   $          -   $    303,490
  Accrued payroll and related liabilities                           -            6,883               -              -          6,883
  Other accrued liabilities                                     1,354           56,368           1,703              -         59,425
------------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                     1,354          366,741           1,703              -        369,798
  Long-term debt                                              172,600            1,953               -              -        174,553
  Intercompany long-term debt                                 136,083                -               -       (136,083)             -
  Other liabilities                                                 -            6,268               -              -          6,268
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                           310,037          374,962           1,703       (136,083)       550,619
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust, holding
  solely convertible debentures of Owens & Minor, Inc.              -                -         132,000              -        132,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                 65,422           40,879           5,583        (46,462)        65,422
  Paid-in capital                                              12,890          258,979          15,001       (273,980)        12,890
  Retained earnings                                            85,204            9,504           9,361              -        104,069
------------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                   163,516          309,362          29,945       (320,442)       182,381
------------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity               $   473,553      $   684,324    $    163,648   $   (456,525)  $    865,000
====================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
For the six months ended                                     Owens &         Guarantor    Non-guarantor
June 30, 2000                                              Minor, Inc.     Subsidiaries    Subsidiaries  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows

Operating activities

Net income (loss)                                          $    (2,750)    $     16,446   $       1,159  $          -  $     14,855
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities:
  Depreciation and amortization                                      -           10,431               -             -        10,431
  Nonrecurring restructuring credit                                  -             (750)              -             -          (750)
  Provision for LIFO reserve                                         -            1,750               -             -         1,750
  Provision for losses on accounts and notes receivable              -              590            (186)            -           404
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                   -            4,912           9,153             -        14,065
     Merchandise inventories                                         -          (21,708)            (49)            -       (21,757)
     Accounts payable                                                -           27,046               -             -        27,046
     Net change in other current assets
         and current liabilities                                  (101)            (776)            212             -          (665)
  Other, net                                                     1,028            1,119             718             -         2,865
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                (1,823)          39,060          11,007             -        48,244
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                                  -           (3,722)             (4)            -        (3,726)
Additions to computer software                                       -           (5,825)              -             -        (5,825)
Other, net                                                        (155)              72               -             -           (83)
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                (155)          (9,475)             (4)            -        (9,634)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Reduction of debt                                              (21,300)            (625)              -             -       (21,925)
Change in intercompany advances                                 27,502          (16,496)        (11,006)            -             -
Other financing, net                                            (1,246)         (12,500)              -             -       (13,746)
Cash dividends paid                                             (4,022)               -               -             -        (4,022)
Proceeds from exercise of stock options                          1,044                -               -             -         1,044
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                 1,978          (29,621)        (11,006)            -       (38,649)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            -              (36)             (3)            -           (39)
Cash and cash equivalents at beginning of period                   507              158               4             -           669
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $       507     $        122   $           1  $          -  $        630
====================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
For the six months ended                                     Owens &         Guarantor    Non-guarantor
June 30, 1999                                              Minor, Inc.     Subsidiaries    Subsidiaries  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                          $   (2,723)     $     13,352   $       1,342  $          -  $     11,971
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities:
  Depreciation and amortization                                     -             9,145               -             -         9,145
  Nonrecurring restructuring credit                                 -            (1,000)              -             -        (1,000)
  Provision for LIFO reserve                                        -             1,200               -             -         1,200
  Provision for losses on accounts and notes receivable             -               328             174             -           502
  Changes in operating assets and liabilities:
     Accounts and notes receivable                                  -             8,262         (24,131)            -       (15,869)
     Merchandise inventories                                        -            (9,499)              -             -        (9,499)
     Accounts payable                                               -            59,231               -             -        59,231
     Net change in other current assets                                                                                      (9,220)
         and current liabilities                                  (83)           (9,124)            (13)            -
     Other, net                                                   967               170             125             -         1,262
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities               (1,839)           72,065         (22,503)            -        47,723
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                                 -            (5,355)              -             -        (5,355)
Additions to computer software                                      -            (3,041)              -             -        (3,041)
Other, net                                                          -                54          (1,200)            -        (1,146)
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                  -            (8,342)         (1,200)            -        (9,542)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Change in intercompany advances                                 5,354           (29,057)         23,703             -             -
Other financing, net                                                -           (34,706)              -             -       (34,706)
Cash dividends paid                                            (3,596)                -               -             -        (3,596)
Proceeds from exercise of stock options                            80                 -               -             -            80
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                1,838           (63,763)         23,703             -       (38,222)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                          (1)              (40)              -             -           (41)
Cash and cash equivalents at beginning of period                  505                40               1             -           546
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $      504      $          -   $           1  $          -  $        505
====================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 1999. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

Financial Condition, Liquidity and Capital Resources
Liquidity. The company's liquidity improved during the first six months of 2000. Combined outstanding debt and off balance sheet accounts receivable securitization were reduced by $19.9 million to $260.9 million at June 30, 2000, from $280.8 million at December 31, 1999. The reduction was due to the positive impact of cash flow from operations.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. In April 2000, the company replaced its revolving credit facility with a new agreement expiring in April 2003. At June 30, 2000, the company had $223.7 million of unused credit under the new revolving credit facility and $42.3 million under its receivables securitization facility.

Effective July 14, 2000, the company replaced its receivables securitization facility with a new agreement expiring in July 2001. Under the terms of the new facility, O&M Funding is entitled to transfer, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds equal to commercial paper rates, the prime rate, or LIBOR (plus a charge for administrative and credit support services). The terms of the new agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed coverage, and restrict the company's ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

Working Capital Management. The company's working capital decreased by $8.3 million from December 31, 1999 to $211.2 million at June 30, 2000, primarily due to reductions of accounts receivable as a result of improved collections. This cash was used to reduce the company's debt and fund capital expenditures. Accounts receivable, excluding the impact of the company's receivables securitization facility, decreased by $12.4 million to $320.1 million at June 30, 2000.

Capital Expenditures. Capital expenditures were $9.6 million in the first six months of 2000, of which $5.8 million was for computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology, including system upgrades. These expenditures are expected to be funded through cash flow from operations.

Results of Operations
Second quarter and first six months of 2000 compared with 1999
Net sales. Net sales increased 13.0% to $873.1 million in the second quarter of 2000 from $772.4 million in the second quarter of 1999. Net sales increased 14.2% to $1.7 billion in the first six months of 2000 from $1.5 billion in the first six months of 1999. Excluding the sales generated by Medix, net sales increased 6.8% for the second quarter and 7.9% for the first six months of 2000. Most of this increase resulted from increased penetration of existing accounts, most significantly Tenet BuyPower, whose distribution contract began in February 1999.

Gross margin. Gross margin was 10.4% of net sales, consistent with the second quarter of 1999. Gross margin as a percentage of net sales decreased slightly to 10.4% in the first six months of 2000 compared with 10.5% for the first six months of 1999. The decrease was a result of changes in the company's sales mix.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased to 7.4% of net sales for the second quarter of 2000, compared to 7.7% for the second quarter of 1999. SG&A expense decreased to 7.5% of net sales for the first six months of 2000, compared to 7.8% for the same period of 1999. The decrease as a percentage of sales was the result of economies of scale created by a higher sales base in 2000, operating efficiencies driven by improved warehouse technology, continued management of administrative costs, and the elimination of the need for Year 2000 remediation efforts.

Depreciation and amortization. Depreciation and amortization expense for the second quarter and first six months of 2000 increased by 1 2.5% and 14.1% from the same periods in 1999, due, in part, to goodwill amortization resulting from the Medix acquisition. Goodwill amortization from the Medix acquisition approximated $0.4 million for the second quarter and $0.7 million for the first six months of 2000. In addition, depreciation expense increased as a result of higher capital spending associated with information technology initiatives. O&M anticipates increases in depreciation throughout the rest of 2000 as the company continues to invest in information technology.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs totaled $5.0 million for the second quarter of 2000 and $10.2 million for the first six months of 2000, compared with $3.8 million and $7.9 million for the same periods of 1999. The increase in financing costs is due to an increase in sales of accounts receivable under the company's off balance sheet receivables securitization facility of $42.7 million since the second quarter of 1999. The increase in securitization resulted from the Medix acquisition, partially offset by positive cash flows from operations.

The company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Nonrecurring restructuring credits. As a result of the Columbia/HCA contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $6.6 million, after taxes, to downsize operations. In the second quarters of 2000 and 1999, the company re-evaluated its restructuring reserve. Since the actions under this plan had resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve which increased net income by approximately $0.4 million in 2000 and $0.6 million in 1999, after taxes.

Income taxes. The income tax provision was $12.2 million for the first six months of 2000 compared with $9.4 million for the first six months of 1999. The effective tax rate was 45.0%, compared to 44.0% for the same period in 1999. This rate increase results primarily from increases in certain nondeductible expenses.

Net income. Net income increased to $8.0 million for the second quarter of 2000 from $6.5 million for the second quarter of 1999 and increased to $14.9 million for the first six months of 2000 from $12.0 million for the same period of 1999. Excluding the adjustments to the restructuring reserve, net income increased to $7.6 million for the second quarter of 2000 from $5.9 million for the second quarter of 1999 and increased to $14.4 million for the first six months of 2000 from $11.4 million for the same period of 1999. The increase is primarily due to the increase in sales and success in controlling operating expenses through productivity improvements.

New Health Exchange
In April 2000, the company announced an agreement in principle with four other leading healthcare distributors to form an Internet-based company that would be an independent, commercially neutral healthcare product information exchange focused on streamlining the healthcare supply chain. In July, the company decided not to participate as a founding member, but will continue working with the exchange as a supply chain partner, as well as with other industry initiatives designed to increase productivity, process improvement and overall cost reduction.

Recent Accounting Pronouncements
In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of this standard by one year. In June 2000, the FASB amended SFAS No. 133 with SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. The company will be required to adopt the provisions of these standards beginning on January 1, 2001. Management believes the effect of the adoption of these standards will be limited to financial statement presentation and disclosure and will not have a material effect on the company's financial condition or results of operations.

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

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Through June 30, 2000, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4.  Submission of Matters to a Vote of Shareholders
The following matters were submitted to a vote of O&M's shareholders at its annual meeting held on April 25, 2000, with the voting results designated below each such matter:

(1)  Election of Josiah Bunting, III, John T. Crotty, James E. Rogers and James
     E. Ukrop as directors of O&M for a three-year term.

                                                             Votes Against                               Broker
            Directors                     Votes For           Or Withheld          Abstentions         Non-Votes
     ------------------------         ----------------    ------------------    ---------------    ----------------
     Josiah Bunting, III                  28,440,150             327,868                0                   0
     John T. Crotty                       28,452,949             315,069                0                   0
     James E. Rogers                      28,450,985             317,033                0                   0
     James E. Ukrop                       28,451,721             316,297                0                   0

(2)  Ratification of the appointment of KPMG LLP as O&M's independent auditors.

                                    Votes Against
                  Votes For          Or Withheld           Abstentions
                -------------    ------------------    ------------------
                  28,656,251           50,023                61,744

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     10(a) Receivables Purchase Agreement dated as of July 14, 2000 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, National Association, and The Bank of Nova Scotia

     10(b) Receivables Sale Agreement dated as of July 14, 2000 among Koley's Medical Supply, Inc., Owens & Minor Medical, Inc., Owens & Minor West, Inc., Stuart Medical, Inc. and O&M Funding Corp.

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


                                   Owens & Minor, Inc.
                                   ---------------------------
                                   (Registrant)



Date    August 9, 2000             /s/ Richard F. Bozard
     --------------------          -----------------------------------
                                   Richard F. Bozard
                                   Vice President & Treasurer
                                   Acting Chief Financial Officer


Date    August 9, 2000              /s/ Olwen B. Cape
     --------------------          -----------------------------------
                                   Olwen B. Cape
                                   Vice President & Controller
                                   Chief Accounting Officer

                            Exhibits Filed with SEC
                            -----------------------

Exhibit #
---------

  10(a) Receivables Purchase Agreement dated as of July 14, 2000 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, National Association, and The Bank of Nova Scotia

  10(b) Receivables Sale Agreement dated as of July 14, 2000 among Koley's Medical Supply, Inc., Owens & Minor Medical, Inc., Owens & Minor West, Inc., Stuart Medical, Inc. and O&M Funding Corp.

  27      Financial Data Schedule