Form 10-Q
period 2000-09-30
OWENS & MINOR INC/VA/
filed 2000-11-13
CIK 75252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   September 30, 2000
                                              ------------------
                                       OR
            [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from  _________ to  __________

                  Commission file number           1-9810
                                                -------------

                              Owens & Minor, Inc.

--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Virginia                                     54-1701843
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 Cox Road, Glen Allen, Virginia                          23060
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Post Office Box 27626, Richmond, Virginia                   23261-7626
--------------------------------------------------------------------------------
(Mailing address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (804) 747-9794
                                                     --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     ------

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of October 31, 2000, was 33,092,045 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                     Index



                                                                              Page
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Income - Three Months and
                  Nine Months Ended September 30, 2000 and 1999                  3

                  Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999                       4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999                  5

                  Notes to Consolidated Financial Statements                     6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk    19

Part II. Other Information

         Item 1.  Legal Proceedings                                             20

         Item 6.  Exhibits and Reports on Form 8-K                              20


Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                       Consolidated Statements of Income

(in thousands, except per share data)

(unaudited)

                                                        Three Months Ended                        Nine Months Ended
                                                           September 30,                            September 30,
                                                 ---------------------------------      ------------------------------------
                                                     2000                 1999                 2000                 1999
                                                 ------------        -------------      ---------------       --------------
Net sales                                       $     872,308        $     811,917       $    2,599,973       $    2,325,361
Cost of goods sold                                    781,197              726,620            2,328,405            2,080,988
                                                 ------------        -------------      ---------------       --------------

Gross margin                                           91,111               85,297              271,568              244,373
                                                 ------------        -------------      ---------------       --------------

Selling, general and administrative expenses           63,742               61,623              193,785              179,709
Depreciation and amortization                           5,399                4,919               15,830               14,064
Interest expense, net                                   3,060                2,702                9,418                8,833
Discount on accounts receivable securitization          1,744                1,527                5,562                3,316
Distributions on mandatorily redeemable
     preferred securities                               1,773                1,773                5,321                5,321
Nonrecurring restructuring credit                           -                    -                 (750)              (1,000)
                                                 ------------        -------------      ---------------       --------------
Total expenses                                         75,718               72,544              229,166              210,243
                                                 ------------        -------------      ---------------       --------------

Income before income taxes                             15,393               12,753               42,402               34,130
Income tax provision                                    6,927                5,611               19,081               15,017
                                                 ------------        -------------      ---------------       --------------
Net income                                      $       8,466        $       7,142       $       23,321       $       19,113
                                                 ============        =============      ===============       ==============
Net income per common share-basic               $        0.26                 0.22       $         0.71       $         0.59
                                                 ============        =============      ===============       ==============

Net income per common share-diluted             $        0.24        $        0.21       $         0.67       $         0.57
                                                 ============        =============      ===============       ==============

Cash dividends per common share                 $      0.0625        $      0.0600       $       0.1850       $       0.1700
                                                 ============        =============      ===============       ==============

          See accompanying notes to consolidated financial statements.

                       Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(in thousands, except per share data)                            September 30,             December 31,
(unaudited)                                                         2000                      1999
                                                                -------------             ------------
Assets
Current assets
   Cash and cash equivalents                                     $        706             $        669
   Accounts and notes receivable, net
       of allowance of $6,570 and $6,479                              258,499                  226,927
   Merchandise inventories                                            337,675                  342,478
   Other current assets                                                14,170                   19,172
                                                                 ------------              ------------

   Total current assets                                               611,050                  589,246
Property and equipment, net of accumulated
   depreciation of $58,006 and $52,516                                 24,698                   25,877
Goodwill, net of accumulated amortization
   of $32,480 and $27,989                                             206,346                  210,837
Other assets, net                                                      41,759                   39,040
                                                                -------------             ------------
       Total assets                                              $    883,853             $    865,000
                                                                =============             ============

Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                              $    316,067             $    303,490
   Accrued payroll and related liabilities                              6,544                    6,883
   Other accrued liabilities                                           61,680                   59,425
                                                                -------------             ------------
   Total current liabilities                                          384,291                  369,798
Long-term debt                                                        157,272                  174,553
Other liabilities                                                       6,812                    6,268
                                                                -------------             ------------
   Total liabilities                                                  548,375                  550,619
                                                                -------------             ------------
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust, holding solely convertible
   debentures of Owens & Minor, Inc.                                  132,000                  132,000
                                                                -------------             ------------
Shareholders' equity
  Preferred stock, par value $100 per share;
    authorized - 10,000 shares
    Series A; Participating Cumulative
    Preferred Stock; none issued                                            -                        -
  Common stock, par value $2 per share;
    authorized - 200,000 shares; issued and
    outstanding - 33,057 shares and 32,711 shares                      66,114                   65,422
  Paid-in capital                                                      16,294                   12,890
  Retained earnings                                                   121,302                  104,069
  Accumulated other comprehensive loss                                   (232)                       -
                                                                -------------             ------------
  Total shareholders' equity                                          203,478                  182,381
                                                                -------------             ------------
  Total liabilities and shareholders' equity                     $    883,853             $    865,000
                                                                =============             ============

          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


(in thousands)                                                             Nine Months Ended
(unaudited)                                                                  September 30,
                                                                   ------------------------------
                                                                       2000              1999
                                                                   ------------      -----------
Operating activities
Net income                                                         $     23,321      $    19,113
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization                                         15,830           14,064
   Nonrecurring restructuring credit                                       (750)          (1,000)
   Provision for LIFO reserve                                             2,280            1,629
   Provision for losses on accounts and notes receivable                    263              656
   Sales of (collections of sold) accounts receivable, net              (35,612)          52,000
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                        3,777          (10,418)
     Merchandise inventories                                              2,523          (18,654)
     Accounts payable                                                    13,227           67,927
     Net change in other current assets
       and current liabilities                                            7,298             (680)
   Other, net                                                             4,876            2,064
                                                                   ------------      -----------
Cash provided by operating activities                                    37,033          126,701
                                                                   ------------      -----------

Investing activities
Net cash paid for acquisition of business                                     -          (85,112)
Additions to property and equipment                                      (5,981)          (7,263)
Additions to computer software                                           (9,415)          (6,477)
Other, net                                                                 (181)          (1,143)
                                                                   ------------      -----------
Cash used for investing activities                                      (15,577)         (99,995)
                                                                   ------------      -----------

Financing activities
Reduction of debt                                                       (16,625)               -
Other financing, net                                                     (1,896)         (21,194)
Cash dividends paid                                                      (6,088)          (5,558)
Proceeds from exercise of stock options                                   3,190               80
                                                                   ------------      -----------
Cash used for financing activities                                      (21,419)         (26,672)
                                                                   ------------      -----------

Net increase in cash and cash equivalents                                    37               34
Cash and cash equivalents at beginning of period                            669              546
                                                                   ------------      -----------
Cash and cash equivalents at end of period                         $        706      $       580
                                                                   ============      ===========


          See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (unaudited)

1.  Accounting Policies

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2000 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2000 and 1999.

2.  Interim Results of Operations

    The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.  Interim Gross Margin Reporting

    The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and nine month periods ended September 30, 2000 and 1999 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.  Investment

    In October 1999, in a private offering, the company purchased an equity investment in Neoforma.com, Inc. (Neoforma), a provider of business-to-business e-commerce services in the healthcare industry. In January 2000, Neoforma made an initial public offering, at which time the shares held by O&M were converted to common stock. The investment is classified as available- for-sale in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss). At September 30, 2000, the estimated fair value (based on the quoted market price), gross unrealized loss and cost basis of this investment were $0.8 million, $0.4 million and $1.2 million. At December 31, 1999, the investment was stated at its cost basis of $1.2 million, as there was no market for the securities at that time.

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


(in thousands)                              Balance at                            Balance at
                                         December 31, 1999       Charges      September 30, 2000
--------------------------------------------------------------------------------------------------
Losses under lease commitments                        $1,609           $268                 $1,341
Employee separations                                     339            222                    117
Other                                                    685             34                    651
--------------------------------------------------------------------------------------------------
Total                                                 $2,633           $524                 $2,109
==================================================================================================


As of September 30, 2000, approximately 40 employees had been terminated since the inception of the plan.

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



(in thousands)                       Balance at                                                Balance at
                                  December 31, 1999        Charges         Adjustments     September 30, 2000
--------------------------------------------------------------------------------------------------------------
Losses under lease commitments         $2,304             $  814           $ 1,379                 $2,869
Asset write-offs                        3,316                716            (1,681)                   919
Employee separations                       13                  7                (6)                     -
Other                                     477                 35              (442)                     -
--------------------------------------------------------------------------------------------------------------
Total                                  $6,110             $1,572           $  (750)                $3,788
==============================================================================================================


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

8.  Receivables Financing Facility

    Effective July 14, 2000, the company replaced its receivables financing facility with a new facility expiring in July 2001. Under the terms of the new facility, O&M Funding is entitled to transfer, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds equal to commercial paper rates, the prime rate, or LIBOR (plus a charge for administrative and credit support services). The terms of the new facility require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed coverage, and restrict the company's ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

9.  Comprehensive Income

    The company's comprehensive income for the three months and nine months ended September 30, 2000 and 1999 is shown in the table below. Other comprehensive loss is comprised of unrealized loss on investment, net of income tax.




(in thousands)                                          Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                       -------------------       -----------------------
                                                          2000        1999          2000            1999
                                                       -------     -------       -------         -------
 Net income                                            $8,466       $7,142       $23,321         $19,113
 Other comprehensive loss - increase in unrealized
  loss on investment, net of tax                         (392)           -          (232)              -
                                                       -------------------------------------------------
 Comprehensive income                                  $8,074       $7,142       $23,089         $19,113
                                                      -------------------------------------------------


10. Net Income  per Common Share

    The following sets forth the computation of basic and diluted net income per common share:



 (in thousands, except per share data)                                    Three Months Ended       Nine Months Ended
                                                                             September 30,            September 30,
                                                                      -----------------------  -----------------------
                                                                         2000            1999     2000            1999
                                                                      -------         -------  -------         -------
 Numerator:
 Numerator for basic net income per common
     share - net income                                               $ 8,466         $ 7,142  $23,321         $19,113
 Distributions on convertible mandatorily redeemable
  preferred securities, net of income taxes                               976             993    2,927           2,980
----------------------------------------------------------------------------------------------------------------------
 Numerator for diluted net income per common share -
  net income attributable to common stock after
  assumed conversions                                                 $ 9,442         $ 8,135  $26,248         $22,093
----------------------------------------------------------------------------------------------------------------------
 Denominator:
 Denominator for basic net income per
   common share - weighted average shares                              32,793          32,582   32,658          32,570
  Effect of dilutive securities:
   Conversion of mandatorily redeemable preferred
    securities                                                          6,400           6,400    6,400           6,400
   Stock options and restricted stock                                     526             120      366             125
----------------------------------------------------------------------------------------------------------------------
 Denominator for diluted net income per common
   share - adjusted weighted average shares and
   assumed conversions                                                 39,719          39,102   39,424          39,095
----------------------------------------------------------------------------------------------------------------------
 Net income per common share - basic                                  $  0.26         $  0.22  $  0.71         $  0.59
 Net income per common share - diluted                                $  0.24         $  0.21  $  0.67         $  0.57
======================================================================================================================

11. Contingency

    In August 2000, the company received notice from the Internal Revenue Service that it has disallowed certain deductions for interest on loans associated with the company's corporate-owned life insurance (COLI) program. Management believes that the company has complied with the tax law as it relates to its COLI program, and plans to vigorously pursue appropriate appeals options. The total amount of the disallowance of these deductions, if appeals were unsuccessful, would be approximately $8.5 million after tax, including interest. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material impact on the company's results of operations.

12. Condensed Consolidating Financial Information

    The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s 10 7/8% Senior Subordinated 10-year Notes (Notes); and the non- guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

(in thousands)

-------------------------------------------------------------------------------------------------------------------------
For the three months ended                                  Owens &          Guarantor       Non-guarantor
September 30, 2000                                        Minor, Inc.      Subsidiaries       Subsidiaries   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                   $        -    $   872,308           $      -     $   872,308
Cost of goods sold                                                   -        781,197                  -         781,197
------------------------------------------------------------------------------------------------------------------------
Gross margin                                                         -         91,111                  -          91,111
------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                       155         62,895                692          63,742
Depreciation and amortization                                        -          5,399                  -           5,399
Interest expense, net                                            4,480         (1,420)                 -           3,060
Intercompany interest expense, net                              (1,886)         8,490             (6,604)              -
Discount on accounts receivable securitization                       -              4              1,740           1,744
Distributions on mandatorily redeemable preferred                    -              -              1,773           1,773
 securities
------------------------------------------------------------------------------------------------------------------------
Total expenses                                                   2,749         75,368             (2,399)         75,718
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               (2,749)        15,743              2,399          15,393
Income tax provision (benefit)                                  (1,210)         7,044              1,093           6,927
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   (1,539)   $     8,699           $  1,306     $     8,466
========================================================================================================================




------------------------------------------------------------------------------------------------------------------------
For the three months ended                                   Owens &          Guarantor      Non-guarantor
September 30, 1999                                         Minor, Inc.      Subsidiaries      Subsidiaries  Consolidated
------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                   $        -    $   811,917           $      -     $   811,917
Cost of goods sold                                                   -        726,620                  -         726,620
------------------------------------------------------------------------------------------------------------------------
Gross margin                                                         -         85,297                  -          85,297
------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                         4         61,431                188          61,623
Depreciation and amortization                                        -          4,919                  -           4,919
Interest expense, net                                            4,217         (1,515)                 -           2,702
Intercompany interest expense, net                              (1,731)         6,550             (4,819)              -
Discount on accounts receivable securitization                       -              8              1,519           1,527
Distributions on mandatorily redeemable preferred                    -              -              1,773           1,773
 securities
------------------------------------------------------------------------------------------------------------------------
Total expenses                                                   2,490         71,393             (1,339)         72,544
------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               (2,490)        13,904              1,339          12,753
Income tax provision (benefit)                                  (1,095)         6,021                685           5,611
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $   (1,395)   $     7,883           $    654     $     7,142
========================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

---------------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                        Owens &          Guarantor       Non-guarantor
September 30, 2000                                             Minor, Inc.      Subsidiaries       Subsidiaries     Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                   $            -    $    2,599,973    $             -    $    2,599,973
Cost of goods sold                                                       -         2,328,405                  -         2,328,405
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                             -           271,568                  -           271,568
---------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                           155           192,378              1,252           193,785
Depreciation and amortization                                            -            15,830                  -            15,830
Interest expense, net                                               13,418            (4,000)                 -             9,418
Intercompany interest expense, net                                  (5,913)           23,068            (17,155)                -
Discount on accounts receivable securitization                           -                13              5,549             5,562
Distributions on mandatorily redeemable preferred                        -                 -              5,321             5,321
 securities
Nonrecurring restructuring credit                                        -              (750)                 -              (750)
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                       7,660           226,539             (5,033)          229,166
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   (7,660)           45,029              5,033            42,402
Income tax provision (benefit)                                      (3,371)           19,884              2,568            19,081
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $       (4,289)   $       25,145    $         2,465    $       23,321
=================================================================================================================================



---------------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                        Owens &          Guarantor       Non-guarantor
September 30, 1999                                             Minor, Inc.      Subsidiaries       Subsidiaries    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                   $            -    $    2,325,361    $             -    $    2,325,361
Cost of goods sold                                                       -         2,080,988                  -         2,080,988
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                             -           244,373                  -           244,373
---------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                             9           179,205                495           179,709
Depreciation and amortization                                            -            14,064                  -            14,064
Interest expense, net                                               12,503            (3,670)                 -             8,833
Intercompany interest expense, net                                  (5,158)           18,002            (12,844)                -
Discount on accounts receivable securitization                           -                24              3,292             3,316
Distributions on mandatorily redeemable preferred                        -                 -              5,321             5,321
 securities
Nonrecurring restructuring credit                                        -            (1,000)                 -            (1,000)
---------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                       7,354           206,625             (3,736)          210,243
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   (7,354)           37,748              3,736            34,130
Income tax provision (benefit)                                      (3,236)           16,513              1,740            15,017
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                           $       (4,118)   $       21,235    $         1,996    $       19,113
=================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                 Owens &     Guarantor     Non-guarantor
September 30, 2000                                             Minor, Inc.  Subsidiaries   Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                                  $       507    $       198     $         1   $        -       $     706
 Accounts and notes receivable, net                                   -         19,835         238,664            -         258,499
 Merchandise inventories                                              -        337,626              49            -         337,675
 Intercompany advances, net                                     139,164         70,081        (209,245)           -               -
 Other current assets                                                29         14,141               -            -          14,170
-----------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                           139,700        441,881          29,469            -         611,050
Property and equipment, net                                           -         24,695               3            -          24,698
Goodwill, net                                                         -        206,346               -            -         206,346
Intercompany investments                                        305,441         15,001         136,083     (456,525)              -
Other assets, net                                                 9,711         31,477             571            -          41,759
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                               $   454,852    $   719,400     $   166,126   $ (456,525)      $ 883,853
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                           $         -    $   316,067     $         -   $        -       $ 316,067
 Accrued payroll and related liabilities                              -          6,544               -            -           6,544
 Other accrued liabilities                                        5,166         54,798           1,716            -          61,680
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                        5,166        377,409           1,716            -         384,291
Long-term debt                                                  156,600            672               -            -         157,272
Intercompany long-term debt                                     136,083              -               -     (136,083)              -
Other liabilities                                                     -          6,812               -            -           6,812
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                              297,849        384,893           1,716     (136,083)        548,375
-----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.             -              -         132,000            -         132,000
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                                    66,114         40,879           5,583      (46,462)         66,114
 Paid-in capital                                                 16,294        258,979          15,001     (273,980)         16,294
 Retained earnings                                               74,827         34,649          11,826            -         121,302
 Accumulated other comprehensive loss                              (232)             -               -            -            (232)
-----------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                     157,003        334,507          32,410     (320,442)        203,478
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                 $   454,852    $   719,400     $   166,126   $ (456,525)      $ 883,853
===================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Owens &      Guarantor    Non-guarantor
December 31, 1999                                            Minor, Inc.  Subsidiaries    Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                                  $     507     $     158     $        4      $       -       $       669
 Accounts and notes receivable, net                                 -       112,088        114,839              -           226,927
 Merchandise inventories                                            -       342,478              -              -           342,478
 Intercompany advances, net                                   157,711       (69,220)       (88,491)             -                 -
 Other current assets                                               -        19,172              -              -            19,172
-----------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                         158,218       404,676         26,352              -           589,246
Property and equipment, net                                         -        25,877              -              -            25,877
Goodwill, net                                                       -       210,837              -              -           210,837
Intercompany investments                                      305,441        15,001        136,083       (456,525)                -
Other assets, net                                               9,894        27,933          1,213              -            39,040
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                               $ 473,553     $ 684,324     $  163,648      $(456,525)      $   865,000
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                           $       -     $ 303,490     $        -      $       -       $   303,490
 Accrued payroll and related liabilities                            -         6,883              -              -             6,883
 Other accrued liabilities                                      1,354        56,368          1,703              -            59,425
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                      1,354       366,741          1,703           -  -           369,798
 Long-term debt                                               172,600         1,953              -              -           174,553
 Intercompany long-term debt                                  136,083             -              -       (136,083)                -
 Other liabilities                                                  -         6,268              -              -             6,268
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                            310,037       374,962          1,703       (136,083)          550,619
-----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.           -             -        132,000              -           132,000
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                                  65,422        40,879          5,583        (46,462)           65,422
 Paid-in capital                                               12,890       258,979         15,001       (273,980)           12,890
 Retained earnings                                             85,204         9,504          9,361              -           104,069
-----------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                   163,516       309,362         29,945       (320,442)          182,381
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                 $ 473,553     $ 684,324     $  163,648      $(456,525)      $   865,000
====================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

---------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                       Owens &          Guarantor     Non-guarantor
September 30, 2000                                           Minor, Inc.      Subsidiaries     Subsidiaries    Consolidated
---------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                             $   (4,289)      $    25,145   $     2,465      $     23,321
Adjustments to reconcile net income (loss) to cash
      provided by (used for) operating activities:
 Depreciation and amortization                                         -            15,830             -            15,830
 Nonrecurring restructuring credit                                     -              (750)            -              (750)
 Provision for LIFO reserve                                            -             2,280             -             2,280
 Provision for losses on accounts and notes receivable                 -               579          (316)              263
 Collections of sold accounts receivable, net                          -                 -       (35,612)          (35,612)
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                       -            91,674       (87,897)            3,777
   Merchandise inventories                                             -             2,572           (49)            2,523
   Accounts payable                                                    -            13,227             -            13,227
   Net change in other current assets
          and current liabilities                                  3,785             3,764          (251)            7,298
 Other, net                                                        2,256             1,716           904             4,876
--------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                   1,752           156,037      (120,756)           37,033
--------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                                    -            (5,978)           (3)           (5,981)
Additions to computer software                                         -            (9,415)            -            (9,415)
Other, net                                                          (155)              (26)            -              (181)
--------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                  (155)          (15,419)           (3)          (15,577)
--------------------------------------------------------------------------------------------------------------------------
Financing activities
Reduction of debt                                                (16,000)             (625)            -           (16,625)
Change in intercompany advances                                   18,547          (139,303)      120,756                 -
Other financing, net                                              (1,246)             (650)            -            (1,896)
Cash dividends paid                                               (6,088)                -             -            (6,088)
Proceeds from exercise of stock options                            3,190                 -             -             3,190
--------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                  (1,597)         (140,578)      120,756           (21,419)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   -                40            (3)               37
Cash and cash equivalents at beginning of period                     507               158             4               669
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $      507       $       198   $         1      $        706
==========================================================================================================================

Condensed Consolidating Financial Information

(In thousands)
----------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                        Owens &         Guarantor      Non-guarantor
September 30, 1999                                             Minor, Inc.     Subsidiaries      Subsidiaries   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                             $   (4,118)      $  21,235       $     1,996       $  19,113
Adjustments to reconcile net income (loss) to cash
      provided by operating activities:
 Depreciation and amortization                                         -          14,064                 -          14,064
 Nonrecurring restructuring provision                                  -          (1,000)                -          (1,000)
 Provision for LIFO reserve                                            -           1,629                 -           1,629
 Provision for losses on accounts and notes receivable                 -             389               267             656
 Sales of accounts receivable, net                                     -               -            52,000          52,000
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                       -          16,862           (27,280)        (10,418)
   Merchandise inventories                                             -         (18,654)                -         (18,654)
   Accounts payable                                                    -          67,927                 -          67,927
   Net change in other current assets
          and current liabilities                                  3,582          (4,589)              327            (680)
 Other, net                                                        1,389             396               279           2,064
--------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                853          98,259            27,589         126,701
--------------------------------------------------------------------------------------------------------------------------
Investing activities
Cash paid for acquisition of business                                  -         (85,112)                -         (85,112)
Additions to property and equipment                                    -          (7,263)                -          (7,263)
Additions to computer software                                         -          (6,477)                -          (6,477)
Other, net                                                             -              57            (1,200)         (1,143)
--------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                     -         (98,795)           (1,200)        (99,995)
--------------------------------------------------------------------------------------------------------------------------
Financing activities
Change in intercompany advances                                    4,627          21,762           (26,389)              -
Other financing, net                                                   -         (21,194)                -         (21,194)
Cash dividends paid                                               (5,558)              -                 -          (5,558)
Proceeds from exercise of stock options                               80               -                 -              80
--------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                    (851)            568           (26,389)        (26,672)
--------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              2              32                 -              34
Cash and cash equivalents at beginning of period                     505              40                 1             546
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $      507       $      72       $         1       $     580
==========================================================================================================================

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

Financial Condition, Liquidity and Capital Resources

Liquidity. As a result of favorable cash flow from operations, the company's liquidity improved during the first nine months of 2000. Combined outstanding debt and off balance sheet accounts receivable securitization were reduced by $52.2 million to $228.6 million at September 30, 2000, from $280.8 million at December 31, 1999. Excluding the impact of the receivables financing facility, $72.6 million of cash was provided by operating activities in the first nine months of 2000.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. In April 2000, the company replaced its revolving credit facility with a new agreement expiring in April 2003, and in July, the company replaced its receivables financing facility with a new agreement which allows O&M to sell up to $225 million of accounts receivable through July 2001. At September 30, 2000, the company had $218.4 million of unused credit under the revolving credit facility and the ability to sell an additional $155.0 million of accounts receivable under the receivables financing facility.

Working Capital Management. The company's working capital increased by $7.3 million from December 31, 1999 to $226.8 million at September 30, 2000, primarily due to an increase in accounts receivable. This increase was driven by a reduction in the amount of receivables sold under the financing facility. At September 30, 2000, only $70.0 million of receivables had been sold, compared to $105.6 million at December 31, 1999. Accounts receivable, excluding the impact of the financing facility, decreased by $4.0 million to $328.5 million at September 30, 2000.

Capital Expenditures. Capital expenditures were $15.4 million in the first nine months of 2000, of which $9.4 million was for computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology, including system upgrades and the development of electronic commerce. The company expects future expenditures to be funded through cash flow from operations.

Results of Operations

Third quarter and first nine months of 2000 compared with 1999
Net sales. Net sales increased 7% to $872.3 million in the third quarter of 2000 from $811.9 million in the third quarter of 1999. Net sales increased 12% to $2.6 billion in the first nine months of 2000 from $2.3 billion in the first nine months of 1999. Excluding the sales generated by customers acquired from the Medix acquisition in July 1999, net sales increased 6% for the third quarter and 7% for the first nine months of 2000. Most of this increase resulted from increased penetration of existing accounts, most significantly Tenet BuyPower, whose distribution contract began in February 1999.

Gross margin. For both the third quarter and the first nine months of 2000, gross margin was 10.4% of net sales, a slight decrease from 10.5% in the same periods of 1999. The decrease was a result of changes in the company's sales mix, including lower margins on business acquired through the Medix acquisition.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased to 7.3% for the third quarter of 2000, compared to 7.6% for the third quarter of 1999. SG&A expense decreased to 7.4% of net sales for the first nine months of 2000, compared to 7.7% for the same period of 1999. The decrease as a percentage of sales was the result of economies of scale created by a higher sales base in 2000, operating efficiencies driven by improved warehouse technology, continued management of administrative costs, and the elimination of the need for Year 2000 remediation efforts.

Depreciation and amortization. Depreciation and amortization expense for the third quarter and first nine months of 2000 increased by 10% and 13% from the same periods in 1999. Excluding goodwill amortization on the Medix acquisition, depreciation and amortization increased by 8% for the third quarter and 7% for the first nine months, as a result of higher capital spending associated with information technology initiatives. O&M anticipates similar increases in depreciation through the remainder of 2000 as the company continues to invest in information technology.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs totaled $4.8 million for the third quarter of 2000, compared with $4.2 million for the same period of 1999. Excluding collections of customer finance charges, financing costs for the third quarter increased 11% to $6.3 million in 2000 from $5.7 million in 1999 due to higher interest rates. For the first nine months of 2000, financing costs totaled $15.0 million, compared with $12.1 million for the same period of 1999. Excluding collections of customer finance charges, financing costs increased 22% to $18.9 million in 2000 from $15.6 million in 1999. The increase in financing costs for the first nine months was driven by higher average outstanding financing combined with higher interest rates. Average combined outstanding debt and accounts receivable securitization balances were approximately $274.6 million for the first nine months of 2000 compared to $235.9 million for the same period of 1999. Average outstanding financing was higher in 2000 because the Medix acquisition took place in late July of 1999.

The company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Nonrecurring restructuring credits. As a result of the Columbia/HCA contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $6.6 million, after taxes, to downsize operations. In the second quarters of 2000 and 1999, the company re-evaluated its restructuring reserve. Since the actions under this plan resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve that increased net income by approximately $0.4 million in 2000 and $0.6 million in 1999, after taxes.

Income taxes. The income tax provision was $19.1 million for the first nine months of 2000 compared with $15.0 million for the first nine months of 1999. The effective tax rate was 45.0%, compared to 44.0% for the same period in 1999. This rate increase results primarily from increases in certain nondeductible expenses.

Net income. Net income increased to $8.5 million for the third quarter of 2000 from $7.1 million for the third quarter of 1999 and increased to $23.3 million for the first nine months of 2000 from $19.1 million for the same period of 1999. Excluding the second quarter adjustments to the restructuring reserve, net income increased to $22.9 million for the first nine months of 2000 from $18.6 million for the same period of 1999. The increase is primarily due to the increase in sales and success in controlling operating expenses through productivity improvements.

Recent Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In May 1999, the FASB delayed the effective date of this standard by one year. In September 2000, the FASB amended SFAS No. 133 with SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. The company will be required to adopt the provisions of these standards beginning on January 1, 2001. The effect of the adoption of these standards on O&M's results will depend on the ability of the company's interest rate swaps to effectively hedge the variability of future cash flows, as well as changes in interest rates between now and the end of 2000. Management believes that based on current interest rates, adoption of these standards will be limited primarily to balance sheet presentation and is unlikely to have a material effect on the company's results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which clarifies the application of generally accepted accounting principles to revenue recognition in financial statements. The company will be required to adopt the provisions of SAB No. 101 in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will have no material effect on the company's financial condition or results of operations.

In July 2000, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The company currently classifies amounts billed to customers for shipping as a reduction of outbound freight costs in SG&A expenses. O&M will be required to adopt the provisions of EITF Issue 00-10 in the fourth quarter of 2000, and net sales and SG&A will be reclassified for prior periods in the consolidated statements of income. As a result, net sales, gross margin and total expenses will each be increased by approximately $8 million annually; however, net income and net income per common share will remain unchanged.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Through September 30, 2000, there have been no material developments in any legal proceedings reported in such Annual Report.

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



                              Owens & Minor, Inc.
                              -------------------------------
                              (Registrant)



Date     November 13, 2000
         -----------------    -------------------------------
                              Richard F. Bozard
                              Vice President & Treasurer
                              Acting Chief Financial Officer



Date     November 13, 2000
         -----------------    ------------------------------
                              Olwen B. Cape
                              Vice President & Controller
                              Chief Accounting Officer

                              Exhibits Filed with SEC
                              -----------------------

  Exhibit #
  ---------

     27       Financial Data Schedule