Form 10-K405
period 2000-12-31
OWENS & MINOR INC/VA/
filed 2001-03-05
CIK 75252

FORM 10-K ANNUAL REPORT
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                      For the year ended December 31, 2000

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

                             Name of each exchange
Title of each class           on which registered
--------------------------------------------------
Common Stock,                   New York Stock
 $2 par value                   Exchange
Preferred Stock                 New York Stock
 Purchase Rights                Exchange
10 7/8% Senior Subordinated     New York Stock
 Notes due 2006                 Exchange
$2.6875 Term Convertible        Not Listed
 Securities, Series A

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $522,151,087 as of February 8, 2001.
  The number of shares of the Company's Common Stock outstanding as of February 8, 2001 was 33,258,031 shares.

DOCUMENTS INCORPORATED BY REFERENCE
The Proxy statement for the annual meeting of security holders on April 26, 2001 is incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------


ITEM CAPTIONS AND INDEX -
FORM 10-K ANNUAL REPORT

 Item No.                                                                  Page
-------------------------------------------------------------------------------
 Part I
      1.  Business.......................................................19-22
      2.  Properties........................................................22
      3.  Legal Proceedings..............................................43-44
      4.  Submission of Matters to a
          Vote of Security Holders.........................................N/A
 Part II
      5.  Market for Registrant's
          Common Equity and
          Related Stockholder Matters...................................53, 56
      6.  Selected Financial Data...........................................18
      7.  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations..........................................23-26
     7A.  Quantitative and Qualitative Disclosures
          about Market Risk..........................................26, 35-36
      8.  Financial Statements and
          Supplementary Data.......................................See Item 14
      9.  Changes in and Disagreements
          with Accountants on Accounting
          and Financial Disclosure.........................................N/A
 Part III
     10.  Directors and Executive Officers of
          the Registrant............................................(a), 14-15
     11.  Executive Compensation...........................................(a)
     12.  Security Ownership of Certain
          Beneficial Owners and Management.................................(a)
     13.  Certain Relationships and Related Transactions...................(a)
 Part IV
     14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K
       a. Consolidated Statements of Income
          for the Years Ended
          Dec. 31, 2000, Dec. 31, 1999 and Dec. 31, 1998....................27
          Consolidated Balance Sheets at
          Dec. 31, 2000 and Dec. 31, 1999 ..................................28
          Consolidated Statements of Cash Flows
          for the Years Ended
          Dec. 31, 2000, Dec. 31, 1999
          and Dec. 31, 1998.................................................29
          Consolidated Statement of Changes in
          Shareholders' Equity for the Years Ended
          Dec. 31, 2000, Dec. 31, 1999
          and Dec. 31, 1998.................................................30
          Notes to Consolidated Financial Statements for the Years Ended Dec.
          31, 2000, Dec. 31, 1999
          and Dec. 31, 1998..............................................31-51
          Report of Independent Auditors....................................52
       b. Reports on Form 8-K.............................................None
       c. The index to exhibits has been filed as separate pages of the 2000
          Form 10-K and is available to shareholders on request from the
          Secretary of the company at the principal executive offices

(a) Part III will be incorporated by reference from the registrant's 2001 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

[PICTURE APPEARS HERE]

Board of Directors

From left to right: Peter Redding, Marshall Acuff, James Ukrop, James Farinholt, John Crotty, Morgan Massey, Gilmer Minor, Anne Marie Whittemore, Henry Berling, Vernard Henley, James Rogers, Josiah Bunting

A. Marshall Acuff, Jr. (61) /2/
Senior Vice President
and Managing Director,
Salomon Smith Barney, Inc.

Henry A. Berling (58) /1,4/
Executive Vice President,
Partnership Development,
Owens & Minor, Inc.

Josiah Bunting, III (60) /2,4,5/
Superintendent,
Virginia Military Institute

John T. Crotty (63) /2,3,4/
Managing Partner,
CroBern Management Partnership
President, CroBern, Inc.

James B. Farinholt, Jr.  (66) /1,2*,4/
Special Assistant to the President
for Economic Development,
Virginia Commonwealth University

Vernard W. Henley (71) /2,3,5/
Chairman & CEO,
Consolidated Bank & Trust Company

E. Morgan Massey (74) /1,4*,5/
Chairman,
Asian-American Coal, Inc.
Chairman Emeritus,
A.T. Massey Coal Company, Inc.
Chairman, Evan Energy Company

G. Gilmer Minor, III (60) /1*,4/
Chairman & CEO,
Owens & Minor, Inc.

Peter S. Redding (62) /2,3,4/
Retired President & CEO,
Standard Register Company

James E. Rogers (55) /1,3*,4/
President,
SCI Investors Inc.

James E. Ukrop (63) /2,3,5/
Chairman,
Ukrop's SuperMarkets, Inc.
Chairman, First Market Bank

Anne Marie Whittemore (55) /1,3,5*/
Partner,
McGuireWoods LLP

Board Committees: /1/ Executive Committee,
/2/Audit Committee, /3/Compensation & Benefits
Committee, /4/Strategic Planning Committee,
/5/Governance & Nominating Committee,
 *Denotes Chairperson

14
--

Corporate Officers

G. Gilmer Minor, III (60)
Chairman & Chief Executive Officer

Chairman of the Board since 1994 and Chief Executive Officer since 1984. Mr. Minor was President from 1981 to April 1999. Mr. Minor joined the company in 1963.

Craig R. Smith (49)
President & Chief Operating Officer

President since 1999 and Chief Operating Officer since 1995. Mr. Smith has been with the company since 1989.

Henry A. Berling (58)
Executive Vice President, Partnership Development

Executive Vice President, Partnership Development since 1995. Mr. Berling was Executive Vice President, Partnership Development and Chief Sales Officer from 1996 to 1998. Mr. Berling has been with the company since 1966.

Timothy J. Callahan (49)
Senior Vice President, Distribution

Senior Vice President, Distribution since 1999. From 1997 to 1999, Mr. Callahan served as Regional Vice President, West. Mr. Callahan was Executive Vice President for NCI, a healthcare consulting company from 1996 to 1997. Prior to that, he was Vice President, Sales for Sterile Concepts, Inc. from 1990 to 1996.


Drew St. J. Carneal (62)
Senior Vice President, General Counsel & Secretary

Senior Vice President, General Counsel and Secretary since 1990. Mr. Carneal has been with the company since 1989.

Jack M. Clark, Jr. (50)
Senior Vice President, Sales & Marketing

Senior Vice President, Sales & Marketing since 1997. Mr. Clark was employed by Campbell Soup Company from 1996 to 1997, serving as Vice President, U.S. Sales and Marketing. From 1987 to 1996, he was employed by Coca-Cola USA where his last position was Area Vice President.

Charles C. Colpo (43)
Senior Vice President, Operations

Senior Vice President, President, Operations since 1999. From 1998 to 1999, Mr. Colpo was Vice President, Operations. Prior to 1998, Mr. Colpo was Vice President, Supply Chain Process from 1996 to 1998 and Vice President, Inventory Management from 1995 to 1996. Mr. Colpo has been with the company since 1981.

James L. Grigg (53)
Senior Vice President, Supply Chain Management

Senior Vice President, Supply Chain Management since 1996. Mr. Grigg joined the company in 1996 as Senior Vice President, Product. Mr. Grigg was Vice President, Trade Relations and Product Management for FoxMeyer Health Corp. from 1992 to 1996.


David R. Guzman (45)
Senior Vice President & Chief
Information Officer

Senior Vice President and Chief Information Officer since December 2000. Mr. Guzman was employed by Office Depot from 1999 to 2000 serving as Senior Vice President, Systems Development. From 1997 to 1998, he was employed by ALCOA as Chief Architect, Managing Director, Global Information Services. From 1996 to 1997, Mr. Guzman served as Chief Technology Officer, Divisional Vice President for KMart, and from 1994 to 1996, he was employed by Federated Department Stores as Director of Architecture.

Richard F. Bozard (53)
Vice President, Treasurer & Acting Chief
Financial Officer

Acting Chief Financial Officer since 1999 and Vice President and Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (51)
Vice President, Controller

Vice President and Controller since 1997. Ms. Cape was employed by Bausch & Lomb Incorporated from 1990 to 1997 serving in various financial positions, including Director, Business Analysis & Planning.

Erika T. Davis (37)
Vice President, Human Resources

Vice President, Human Resources since 1999. Prior to that, Ms. Davis served as Director, Human Resources & Training in 1999 and Director, Compensation &
HRIS from 1995 to 1999. Ms. Davis has been with the company since 1993.

Hugh F. Gouldthorpe, Jr. (61)
Vice President, Quality & Communications

Vice President, Quality and Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Hue Thomas, III (61)
Vice President, Corporate Relations

Vice President, Corporate Relations since 1991. Mr. Thomas has been with the company since 1970.

                                        Numbers inside parentheses indicate age.

                                                                              15
                                                                              --

SELECTED FINANCIAL DATA(/1/)
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

(in thousands, except ratios and per share data)
--------------------------------------------------------------------------------

                             2000        1999        1998        1997        1996
-------------------------------------------------------------------------------------
Summary of Operations:
Net sales(/2/)            $3,503,583  $3,194,134  $3,090,048  $3,124,062  $3,025,341
Nonrecurring
 restructuring expense
 (credit)(/3/)            $     (750) $   (1,000) $   11,200  $        -  $        -
Net income(/3/)           $   33,088  $   27,979  $   20,145  $   24,320  $   12,965
-------------------------------------------------------------------------------------
Per Common Share:
Net income - basic        $     1.01  $     0.86  $     0.56  $     0.60  $     0.25
Net income - diluted      $     0.94  $     0.82  $     0.56  $     0.60  $     0.25
Average number of shares
 outstanding - basic          32,712      32,574      32,488      32,048      31,707
Average number of shares
 outstanding - diluted        39,453      39,098      32,591      32,129      31,809
Cash dividends            $   0.2475  $     0.23  $     0.20  $     0.18  $     0.18
Stock price at year end   $    17.75  $     8.94  $    15.75  $    14.50  $    10.25
Book value                $     6.41  $     5.58  $     4.94  $     4.48  $     3.99
-------------------------------------------------------------------------------------
Summary of Financial
 Position:
Working capital           $  233,637  $  219,448  $  235,247  $  233,789  $  192,990
Total assets              $  867,548  $  865,000  $  717,768  $  712,563  $  679,501
Long-term debt            $  152,872  $  174,553  $  150,000  $  182,550  $  167,549
Mandatorily redeemable
 preferred securities     $  132,000  $  132,000  $  132,000  $        -  $        -
Shareholders' equity      $  212,772  $  182,381  $  161,126  $  259,301  $  242,400
-------------------------------------------------------------------------------------
Selected Ratios:
Gross margin as a
 percent of net
 sales(/2/)                     10.7%       10.7%       10.8%       10.4%       10.1%
Selling, general and
 administrative expenses
 as a percent of net
 sales(/2/)                      7.7%        7.8%        8.0%        7.8%        7.9%
Average receivable days
 sales
 outstanding(/2/)(/4/)          33.3        34.9        33.5        32.4        37.3
Average inventory
 turnover                        9.5         9.2         9.8         9.9         8.9
Return on average total
 equity(/5/)                    11.2%       10.5%        8.2%        9.7%        5.4%
Return on average total
 equity(/6/)                    16.7%       16.3%        9.6%        9.7%        5.4%
Current ratio                    1.6         1.6         1.9         1.9         1.7
Capitalization
 ratio(/4/)(/5/)                40.4%       47.2%       43.4%       53.0%       54.8%
Capitalization
 ratio(/4/)(/6/)                63.2%       69.4%       68.9%       53.0%       54.8%
-------------------------------------------------------------------------------------

(/1/)On July 30, 1999, the company acquired certain net assets of Medix, Inc.
     This acquisition was accounted for as a purchase.
(/2/)Net sales, gross margin, SG&A expenses and all related ratios have been restated for all periods in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. See Note 1 to the Consolidated Financial Statements.
(/3/)In 1998, the company incurred $11.2 million, or $6.6 million after taxes, of nonrecurring restructuring expenses. In 2000 and 1999, the company reduced the restructuring accrual by $0.8 million and $1.0 million, or $0.4 million and $0.6 million after taxes. See Note 3 to the Consolidated Financial Statements.
(/4/)Excludes the impact of the company's off balance sheet receivables financing facility. See Note 8 to the Consolidated Financial Statements. (/5/)Includes mandatorily redeemable preferred securities as equity. (/6/)Includes mandatorily redeemable preferred securities as debt.

18
--

B U S I N E S S D E S C R I P T I O N
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Company History
Owens and Minor, Inc. and subsidiaries (O&M or the company) is the leading distributor of national name brand medical and surgical supplies in the United States. The company was incorporated in Virginia on December 7, 1926, as a successor to a partnership founded in Richmond, Virginia in 1882.

    O&M has significantly expanded and strengthened its national presence in recent years through internal growth and acquisitions. In July 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies whose customers are primarily located in the Midwest, strengthening the company's presence in this part of the country.


Industry Overview
Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, integrated healthcare networks (IHNs) and alternate care providers. The medical/surgical supply distribution industry has experienced growth in recent years due to the aging population and emerging medical technology resulting in new healthcare procedures and products. Over the years, IHNs have continued to change and model their health systems to meet the needs of the markets they serve. They have forged partnerships with national medical and surgical supply distributors to meet the challenges of managing the supply procurement and distribution needs of their entire network. The traditional role of a distributor in warehousing and delivering medical and surgical supplies to a customer has evolved into the role of assisting customers to manage the entire supply chain. Advances in information technology have enabled Owens & Minor to assist IHNs in the management of product standardization initiatives, paving the way for electronic commerce to play an increasingly important role in supply chain management. O&M expects that further consolidation in the medical/surgical supply distribution industry will continue due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume and develop e-commerce platforms and decision support systems.

Customers
O&M distributes over 170,000 finished medical and surgical products produced by approximately 1,700 suppliers to approximately 4,000 customers nationwide. The company's customers are primarily acute care hospitals and hospital-based systems, which account for more than 90% of O&M's net sales. Other customers include alternate care facilities such as nursing homes, clinics, surgery centers, rehabilitation facilities, physicians' offices and home healthcare organizations. The company provides distribution services under contractual agreements with a number of large healthcare networks as well as major buying groups that represent independently owned member hospitals. Most of O&M's sales consist of disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

    Recently, the company has begun to provide distribution services for manufacturers, helping them to implement logistics and e-commerce solutions. The form of these arrangements varies, as Owens & Minor seeks to provide customized services to meet the needs of its manufacturing partners. In 2000, the company announced agreements with several manufacturers, including C. R. Bard Inc., Mead Johnson Nutritionals(TM) and American Health Products Corporation.


National Healthcare Networks (Networks) and Group Purchasing Organizations
(GPOs). Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, an organization that manages purchasing for more than 5,000 healthcare organizations. Novation was created in 1998 to serve member organizations of VHA, which O&M has served since 1985, and University HealthSystem Consortium
(UHC), an alliance of academic health centers. Sales to Novation members represented approximately 51% of O&M's net sales in 2000.

                                                                              19
                                                                              --

B U S I N E S S D E S C R I P T I O N ( c o n t i n u e d )
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

    In October 1998, O&M entered into an exclusive, eight-year medical/surgical supply distribution agreement with Tenet Healthcare Corporation (Tenet), the second largest for-profit hospital chain in the nation. In addition to being a sole supplier to Tenet's approximately 110 acute care hospitals, O&M provides distribution services to Broadlane, Tenet's GPO. One of the nation's leading GPOs, Broadlane provides national contracting through its more than 500 acute care hospitals and more than 2,000 other healthcare facilities.


Integrated Healthcare Networks (IHNs). An IHN is typically a network of different types of healthcare providers that seeks to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital, O&M's traditional customer, as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers' shared economic interests create strong incentives for participation in distribution contracts established at the system level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M's enhanced inventory management and value-added services.


Individual Providers. In addition to contracting with healthcare providers at the IHN level and through Networks and GPOs, O&M contracts directly with individual healthcare providers. In 2000, not-for-profit hospitals represented a majority of these facilities.


Suppliers
O&M believes its size and longstanding relationships enable it to obtain attractive terms and incentives from suppliers and contribute to its gross margin. The company has well-established relationships with virtually all major suppliers of medical and surgical supplies, and has developed close working relationships with its largest suppliers to create operating efficiencies in the supply chain.

    Approximately 16%, 17% and 18% of O&M's net sales in 2000, 1999 and 1998 were sales of Johnson & Johnson Hospital Services, Inc. products. Approximately 15% of the company's 2000 net sales and 12% of the company's 1999 and 1998 net sales were sales of products of the subsidiaries of Tyco International.


Distribution
O&M employs a decentralized approach to sales and customer service through its 45 distribution centers, strategically located to serve customers in 50 states and the District of Columbia. These distribution centers generally serve hospitals and other customers within a 100- to 150-mile radius. O&M delivers most medical and surgical supplies with a fleet of leased trucks. Contract carriers and parcel services are used to transport all other medical and surgical supplies.


Competition
The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M; Allegiance Corp., a subsidiary of Cardinal Health, Inc.; and McKesson General Medical Corp., a subsidiary of McKesson HBOC, Inc. In 2000, Allegiance Corp. acquired Bergen Brunswig Medical Corp., the medical and surgical distribution division of Bergen Brunswig Corporation. The industry also includes smaller national distributors of medical and surgical supplies and a number of regional and local distributors.

    Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, and the ability to meet special customer requirements. O&M believes its emphasis on technology combined with its decentralized and customer-focused approach to distribution of medical/surgical supplies enables it to compete effectively with both larger and smaller distributors by being located near the customer and offering a high level of customer service. Further consolidation of medical/surgical supply distributors is expected to continue through the purchase of smaller distributors by larger companies as a result of competitive pressures in the marketplace.

20
--

--------------------------------------------------------------------------------

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


Inventory. Due to O&M's significant investment in inventory to meet the rapid delivery requirements of its customers, efficient asset management is essential to the company's profitability. The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on distributors and health-care providers to create more efficient inventory management systems. O&M has responded to these ongoing challenges by developing its inventory forecasting capabilities, client/server warehouse management system, product standardization and consolidation initiative, and vendor managed inventory process (VMI). VMI allows some of the company's major suppliers to monitor daily sales and inventory levels electronically so they can automatically and accurately replenish O&M's inventory. These and other services have enabled the company to grow sales without significantly increasing inventory levels.


Accounts Receivable. The company's credit practices are consistent with those of other medical/surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and does not believe that credit risk associated with accounts receivable poses a significant risk to its results of operations.


Information Technology
In 1998, O&M signed a 10-year agreement with Perot Systems Corporation to outsource its information technology (IT) operations and to procure strategic application development services. This partnership has allowed the company to provide additional resources to major IT initiatives to support internal operations and to enhance services to the company's customers and suppliers. In 2000, O&M's capital expenditures included approximately $16.8 million for computer hardware and software. O&M has focused its technology expenditures on electronic commerce, data warehouse/decision support, supply chain management/warehousing systems, sales and marketing programs and services, and infrastructure enhancements.

Electronic Commerce. Owens & Minor is an industry leader in the use of electronic commerce to exchange business transactions with trading partners. In 1999, the company introduced OM Direct, an Internet-based product catalog and direct ordering system, to supplement existing electronic data interchange (EDI) technologies.

    The company also provides distribution services for several Internet-based medical/surgical supply companies. O&M is committed to ongoing investment in an open, Internet-based e-commerce platform to support the company's supply chain management initiatives and to enable expansion into new market segments for healthcare products. The company is committed to supporting e-commerce initiatives throughout the industry, including Marketplace@Novation, Medibuy, Broadlane, the Global Healthcare Exchange and others. The company expects to serve as an integration point for customers, both healthcare providers and suppliers.


Sales and Marketing
O&M's sales and marketing function is organized to support its decentralized field sales teams of approximately 230 people. Based from the company's distribution centers nationwide, the company's local sales teams are positioned to respond to customer needs quickly and efficiently. In addition, Owens & Minor has introduced a field organization focused on assisting customers in the clinical environment, specializing in a knowledge of surgical products and technology. The company's integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.

    O&M's value-added programs and services for its trading partners include the following:


     . CostTrack: This industry-leading activity-based management program helps customers identify and track the cost-drivers in their distribution activities, giving them the information they need to drive workflow efficiencies, raise employee productivity and cut costs. With CostTrack, the pricing of services provided to customers is no longer based on a cost-plus model, but on the variety of the Owens & Minor services that they choose. In 2000, over 20% of the company's net sales were generated through the CostTrack program.

                                                                              21
                                                                              --

B U S I N E S S D E S C R I P T I O N ( c o n t i n u e d )
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

     . WISDOM: This award-winning Internet-accessed decision support tool connects O&M's customers, suppliers and GPOs to its data warehouse. Password-protected, WISDOM offers customers online access to a wide variety of reports about their purchase history, contract compliance, product usage and other related data. This timely information helps customers make well-informed purchasing decisions and realize hard-dollar savings and operating efficiencies by standardizing their product lines and consolidating suppliers, increasing contract compliance and GPO-related revenues, and consolidating purchasing data among the various computer systems in a healthcare network. Over 90 healthcare systems currently subscribe to WISDOM.

     . PANDAC(R) Wound Closure Management Program: This information-based program provides customers an evaluation of their current and historical wound closure inventories and usage levels, helping them reduce their investment in suture and endomechanical equipment and control their costs per operative case. O&M guarantees customers a minimum five percent savings in total wound closure inventory expenditures during their first year on the program.

     . Focus On Consolidation, Utilization & Standardization (FOCUS): This partnership program drives product standardization and consolidation, increasing the volume of purchases from O&M's most efficient suppliers, which provides operational benefits and cost savings to healthcare customers. FOCUS centers around both commodity and preference product standardization. O&M requires its FOCUS partners to be market share leaders and to meet strict certification standards, such as exceeding minimum fill rates, offering a flexible returned goods policy and using EDI.

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

Properties. O&M's corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in leased facilities. The company owns two undeveloped parcels of land adjacent to its corporate headquarters. The company leases offices and warehouses for its 45 distribution centers across the United States. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. All of O&M's distribution centers are leased from unaffiliated third parties. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Employees. At the end of 2000, the company had 2,763 full and part-time employees. Management believes that relations with employees are good.

22
--

ANALYSIS OF OPERATIONS
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries


2000 Financial Results

In 2000, O&M earned net income of $33.1 million, or $0.94 per diluted common share, compared with $28.0 million, or $0.82 per diluted common share, in 1999. Net income in 2000 and 1999 was increased by $0.4 million and $0.6 million after tax reductions of a restructuring reserve originally established in 1998. The 1998 restructuring charge of $11.2 million (pretax) reflected the company's plan to downsize warehouse operations as a result of the cancellation of its contract with HCA - The Healthcare Company (HCA). Excluding the reductions of the restructuring reserve, net income for 2000 increased 19% to $32.7 million, or $0.93 per diluted common share, from $27.4 million, or $0.80 per diluted common share for 1999.

Results of Operations

The following table presents the company's consolidated statements of income on a percentage of net sales basis:



-------------------------------------------------------------------------------
Year ended December 31,                                 2000   1999     1998
-------------------------------------------------------------------------------
Net sales                                              100.0%  100.0%   100.0%
Cost of goods sold                                      89.3    89.3     89.2
-------------------------------------------------------------------------------
Gross margin                                            10.7    10.7     10.8
-------------------------------------------------------------------------------
Selling, general and
   administrative expenses                               7.7     7.8      8.0
Depreciation and amortization                            0.6     0.6      0.6
Interest expense, net                                    0.3     0.4      0.5
Discount on accounts
   receivable securitization                             0.2     0.1      0.1
Distributions on mandatorily
   redeemable preferred securities                       0.2     0.2      0.1
Nonrecurring restructuring expenses                        -       -      0.4
-------------------------------------------------------------------------------
Total expenses                                           9.0     9.1      9.7
-------------------------------------------------------------------------------
Income before income taxes                               1.7     1.6      1.1

Income tax provision                                     0.8     0.7      0.4
-------------------------------------------------------------------------------
Net income                                               0.9%    0.9%     0.7%
-------------------------------------------------------------------------------

Acquisition. On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical/ surgical supplies, for approximately $83 million. The company paid cash of approximately $68 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $58 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. As the acquisition was accounted for as a purchase, the operating results of Medix have been included in the company's consolidated financial statements since July 30, 1999. This acquisition strengthens the company's presence in the Midwest and provides opportunities for increased sales in this geographic area. Medix' net sales were approximately $184 million for its last fiscal year, which ended October 2, 1998. The success of the acquisition will depend in part on the company's ability to integrate and capture synergies in the combined businesses.

     In connection with the acquisition, management adopted a plan for integration of the businesses that includes closure of some Medix facilities and consolidation of certain administrative functions. An accrual of $2.7 million, included in the allocation of the purchase price, was established to provide for certain costs related to this plan. As of December 31, 2000, $1.1 million had been spent, principally for lease payments on closed facilities and employee separations. The integration of the Medix business is expected to be completed in 2001.

Net sales.
Net sales increased by 10% to $3.50 billion for 2000, from $3.19 billion in 1999. Excluding the sales generated by customers acquired through the Medix acquisition, net sales increased 6%. Most of this increase resulted from higher sales volumes due to increased penetration of existing accounts, most significantly Broadlane (formerly Tenet-BuyPower), whose distribution contract began in February 1999.

     Net sales increased by 3% to $3.19 billion for 1999, from $3.09 billion in 1998. Excluding the sales generated by the Medix acquisition, net sales increased 1%. The increase in sales was due to new customer contracts, primarily Broadlane, and increased penetration of existing accounts, offset by the loss of the HCA contract, which was cancelled in mid-1998.


                                                                              23
                                                                              --

--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Gross margin. Gross margin as a percentage of net sales for 2000 remained unchanged from 1999 at 10.7%, and decreased slightly from 10.8% in 1998. From 1999 to 2000, customer margins decreased slightly due to changes in the company's customer mix, including lower contract margins on business acquired from Medix. These decreases, however, were offset by favorable vendor initiatives. The decrease from 1998 to 1999 was a result of the benefits of certain supply chain initiatives being recognized over a lower sales base in 1998. The company will continue to pursue opportunities for margin improvement.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales was 7.7% in 2000 compared with 7.8% in 1999 and 8.0% in 1998. The decreases from year to year as a percentage of net sales were attributable to three major factors:

     . economies of scale as a result of a higher sales base without a significant increase in fixed costs

     . operating efficiencies driven by improved warehouse technology

     . continued management of administrative costs, including consolidation of certain administrative functions

Depreciation and amortization. Depreciation and amortization increased by 11% in 2000 to $21.5 million, compared with $19.4 million in 1999 and $18.3 million in 1998. The increases from year to year were due, in part, to goodwill amortization of $1.4 million and $0.6 million in 2000 and 1999 resulting from the Medix acquisition. Excluding this amortization, depreciation and amortization increased by 7% from 1999 to 2000 and by 3% from 1998 to 1999 as a result of higher capital spending associated with information technology initiatives. O&M anticipates similar increases in depreciation in 2001 as the company continues to invest in information technology.


Net interest expense and discount on accounts receivable securitization (financing costs). Net financing costs totaled $19.4 million in 2000, compared with $17.1 million in 1999 and $18.7 million in 1998. Net financing costs included collections of customer finance charges of $5.3 million in 2000, up from $4.6 million in 1999 and $3.0 million in 1998. Excluding the collection of customer finance charges, financing costs increased to $24.8 million in 2000 from $21.7 million in both 1999 and 1998. The increase in financing costs was due to a combination of higher interest rates due to external market forces and an increase in outstanding financing resulting from the Medix acquisition. Average daily outstanding financing, which includes debt and accounts receivable sold under the company's off balance sheet receivables financing facility (Receivables Financing Facility), increased to $262.7 million for 2000 from $245.6 million in 1999. O&M expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rates.

Nonrecurring restructuring expenses (credits). As a result of the HCA contract cancellation in the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $11.2 million, or $6.6 million after taxes, to downsize operations. In the second quarters of 1999 and 2000, the company re-evaluated its restructuring reserve. Since the actions under this plan had resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve of $1.0 million in 1999 and $0.8 million in 2000, or approximately $0.6 million and $0.4 million after taxes. In 2000, 1999 and 1998, amounts of $1.8 million, $2.1 million and $2.0 million were charged against this liability. The remaining accrual consists primarily of losses on lease commitments for vacated warehouse and office space on leases through as late


24
--

--------------------------------------------------------------------------------

as 2006, as well as anticipated asset write-offs. Management attempts to sublease the vacant space when practicable to reduce the cost of the restructuring plan.

Income taxes. The income tax provision was $27.1 million in 2000, $22.1 million in 1999, and $14.6 million in 1998. O&M's effective tax rate was 45.0% in 2000, compared with 44.1% in 1999 and 42.0% in 1998. The increase in the effective tax rate from year to year results primarily from the increase in certain nondeductible expenses.

Net income. Net income increased 18% to $33.1 million in 2000 from $28.0 million in 1999. For 1999, net income was 39% higher than 1998. The increase from 1998 to 1999 was primarily due to the impact of the nonrecurring restructuring charge discussed above. Excluding the effect of the restructuring charge and subsequent credits, 2000 net income increased to $32.7 million from $27.4 million in 1999 and $26.8 million in 1998 and net income per diluted common share increased to $0.93 compared to $0.80 in 1999 and $0.75 in 1998. Excluding the effect of the restructuring charge, 1999 net income attributable to common stock increased to $27.4 million compared to $24.9 million in 1998. The increase resulted from the retirement of the company's outstanding Series B Cumulative Preferred Stock in May 1998 which was funded through the issuance of $132.0 million of mandatorily redeemable preferred securities. This favorable trend in net income from year to year is primarily due to the increase in sales and success in controlling operating expenses through productivity improvements.

Financial Condition, Liquidity and Capital Resources
Liquidity. As a result of favorable cash flows from operations, combined outstanding debt and off balance sheet accounts receivable securitization decreased by $47.3 million to $233.5 million at December 31, 2000. Excluding sales of accounts receivable and their subsequent collections under the company's receivables financing facility, $68.8 million of cash was provided by operating activities in 2000, compared to $61.7 million in 1999 and $67.5 million in 1998.

     In July 1999, the company acquired certain net assets of Medix for approximately $83 million. This acquisition was funded by cash flow from operations and an increase in outstanding debt.

     During 2000, the company replaced its revolving credit facility and receivables financing facility with new facilities expiring in April 2003 and July 2001. The new revolving credit facility allows the company to borrow up to $225 million, unchanged from the prior facility. Under the new receivables financing facility, the company can sell up to $225 million of accounts receivable, an increase of $75 million from the prior facility. The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2000, O&M had $222.8 million of unused credit under its revolving credit facility and the ability to sell an additional $145.0 million of accounts receivable under the receivables financing facility.

Working Capital Management. The company's working capital increased by $14.2 million from December 31, 1999, to $233.6 million at December 31, 2000, primarily due to a reduction in the amount of receivables sold under the financing facility. As of December 31, 2000, $80.0 million of receivables were sold, compared to $105.6 million at December 31, 1999. Excluding the impact of the financing facility, accounts receivable increased by $9.4 million to $341.9 million at December 31, 2000.

     The company continues to focus on the management of inventory levels, and inventory turnover increased to 9.5 times for the year ended December 31, 2000, from 9.2 times for the year ended December 31, 1999, due to a combination of higher sales and reduced inventory levels.

Capital Expenditures. Capital expenditures were approximately $19.6 million in 2000, of which approximately $16.8 million was for computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology, including system upgrades and the development of electronic commerce. The company expects future expenditures to be funded through cash flow from operations.

Recent Accounting Pronouncements. In May 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 137, Deferral of the Effective Date of SFAS 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 137 delayed the effective date of SFAS 133 by one year. In September 2000, the FASB amended SFAS 133 with SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. The company will be

                                                                              25
                                                                              --

--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

required to adopt the provisions of this standard beginning on January 1, 2001. As a result, the company's interest rate swaps will be recognized on the consolidated balance sheet as either assets or liabilities at fair value, and the carrying amounts of certain liabilities hedged by the swaps will be adjusted based on changes in the values of the hedging instruments. At January 3, 2001, the interest rate swaps had a fair value of $0.2 million as an asset. Adoption of this standard will not have a material effect on the company's net income.

     In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 of the same title. SFAS 140 revises the standards for securitiza-tions and other transfers of financial assets and expands the disclosure requirements for such transactions, while carrying over many of the provisions of SFAS 125 without change. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. Management is in the process of evaluating this standard, but does not believe that it will change the company's treatment of sales of accounts receivable under its Receivables Financing Facility, or have any material effect on the company's consolidated financial position, results of operations, or cash flows. The company has adopted the disclosure requirements of SFAS 140, which were required to be implemented in 2000. These disclosures are included in Note 8 to the Consolidated Financial Statements.

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

     The company is exposed to market risk from changes in interest rates related to its interest rate swaps. Interest expense is subject to change as a result of movements in interest rates. As of December 31, 2000, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 10%, or 70 basis points, would result in a potential reduction in future pre-tax earnings of approximately $0.7 million per year in connection with these swaps.

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

26
--

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

(in thousands, except per share data)
--------------------------------------------------------------------------------

Year ended December 31,                         2000        1999        1998
-------------------------------------------------------------------------------
Net sales                                    $3,503,583  $3,194,134  $3,090,048
Cost of goods sold                            3,127,911   2,851,556   2,755,158
-------------------------------------------------------------------------------
Gross margin                                    375,672     342,578     334,890
-------------------------------------------------------------------------------
Selling, general and administrative
 expenses                                       268,205     249,960     247,472
Depreciation and amortization                    21,515      19,365      18,270
Interest expense, net                            12,566      11,860      14,066
Discount on accounts receivable
 securitization                                   6,881       5,240       4,655
Distributions on mandatorily redeemable
 preferred securities                             7,095       7,095       4,494
Nonrecurring restructuring expense (credit)        (750)     (1,000)     11,200
-------------------------------------------------------------------------------
Total expenses                                  315,512     292,520     300,157
-------------------------------------------------------------------------------
Income before income taxes                       60,160      50,058      34,733
Income tax provision                             27,072      22,079      14,588
-------------------------------------------------------------------------------
Net income                                       33,088      27,979      20,145
Dividends on preferred stock                          -           -       1,898
-------------------------------------------------------------------------------
Net income attributable to common stock      $   33,088  $   27,979  $   18,247
-------------------------------------------------------------------------------
Net income per common share - basic          $     1.01  $     0.86  $     0.56
-------------------------------------------------------------------------------
Net income per common share - diluted        $     0.94  $     0.82  $     0.56
-------------------------------------------------------------------------------
Cash dividends per common share              $   0.2475  $     0.23  $     0.20
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

(in thousands, except per share data)
--------------------------------------------------------------------------------

December 31,                                                   2000      1999
-------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents                                   $    626  $    669
 Accounts and notes receivable, net                           261,905   226,927
 Merchandise inventories                                      315,570   342,478
 Other current assets                                          16,190    19,172
-------------------------------------------------------------------------------
 Total current assets                                         594,291   589,246
Property and equipment, net                                    24,239    25,877
Goodwill, net                                                 204,849   210,837
Deferred income taxes                                               -       145
Other assets, net                                              44,169    38,895
-------------------------------------------------------------------------------
 Total assets                                                $867,548  $865,000
-------------------------------------------------------------------------------
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                            $291,507  $303,490
 Accrued payroll and related liabilities                        9,940     6,883
 Deferred income taxes                                         16,502    15,403
 Other accrued liabilities                                     42,705    44,022
-------------------------------------------------------------------------------
 Total current liabilities                                    360,654   369,798
Long-term debt                                                152,872   174,553
Accrued pension and retirement plans                            8,879     6,268
Deferred income taxes                                             371         -
-------------------------------------------------------------------------------
 Total liabilities                                            522,776   550,619
-------------------------------------------------------------------------------
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trust, holding solely convertible
 debentures of Owens & Minor, Inc.                            132,000   132,000
-------------------------------------------------------------------------------
Shareholders' equity
 Preferred stock, par value $100 per share; authorized -
   10,000 shares Series A; Participating Cumulative
  Preferred Stock; none issued                                      -         -
 Common stock, par value $2 per share; authorized - 200,000
  shares; issued and outstanding - 33,180 shares and 32,711
  shares                                                       66,360    65,422
 Paid-in capital                                               18,039    12,890
 Retained earnings                                            129,001   104,069
 Accumulated other comprehensive loss                            (628)        -
-------------------------------------------------------------------------------
 Total shareholders' equity                                   212,772   182,381
-------------------------------------------------------------------------------
Commitments and contingencies
-------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                  $867,548  $865,000
-------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

(in thousands)
--------------------------------------------------------------------------------

Year ended December 31,                                2000      1999      1998
----------------------------------------------------------------------------------
Operating activities
Net income                                            $33,088  $ 27,979  $ 20,145
Adjustments to reconcile net income to cash provided
 by operating activities:
 Depreciation and amortization                         21,515    19,365    18,270
 Nonrecurring restructuring provision (credit)           (750)   (1,000)   11,200
 Deferred income taxes                                 (1,293)    8,236    22,737
 Provision for LIFO reserve                             2,973     1,741     1,536
 Provision for losses on accounts and notes
  receivable                                              227       559       496
 Sales of (collections of sold) accounts receivable,
  net                                                 (25,612)   30,612   (35,000)
 Changes in operating assets and liabilities:
  Accounts and notes receivable                        (9,593)  (30,131)    8,617
  Merchandise inventories                              23,935   (42,397)    8,899
  Accounts payable                                    (14,783)   86,871   (23,375)
  Net change in other current assets and current
   liabilities                                          8,926   (11,232)     (651)
 Other, net                                             4,522     1,686      (389)
----------------------------------------------------------------------------------
Cash provided by operating activities                  43,155    92,289    32,485
----------------------------------------------------------------------------------
Investing activities
Net cash paid for acquisition of business                   -   (82,699)        -
Additions to property and equipment                    (8,005)   (8,933)   (8,053)
Additions to computer software                        (11,622)  (13,172)   (4,556)
Other, net                                               (152)   (2,359)      160
----------------------------------------------------------------------------------
Cash used for investing activities                    (19,779) (107,163)  (12,449)
----------------------------------------------------------------------------------
Financing activities
Net proceeds from issuance of mandatorily redeemable
 preferred securities                                       -         -   127,268
Repurchase of preferred stock                               -         -  (115,000)
Additions to debt                                           -    25,178         -
Reductions of debt                                    (21,645)        -   (32,550)
Other financing, net                                    1,545    (2,741)    5,554
Cash dividends paid                                    (8,156)   (7,520)   (9,268)
Proceeds from exercise of stock options                 4,837        80     3,923
----------------------------------------------------------------------------------
Cash provided by (used for) financing activities      (23,419)   14,997   (20,073)
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      (43)      123       (37)
Cash and cash equivalents at beginning of year            669       546       583
----------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $   626  $    669  $    546
----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

(in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                         Accumulated
                           Preferred               Common                                   Other         Total
                            Shares    Preferred    Shares    Common  Paid-in  Retained  Comprehensive Shareholders'
                          Outstanding   Stock    Outstanding  Stock  Capital  Earnings      Loss         Equity
-------------------------------------------------------------------------------------------------------------------
Balance December 31,
 1997                        1,150    $ 115,000    32,213    $64,426 $ 8,005  $ 71,870      $   -       $ 259,301
Net income                       -            -         -          -       -    20,145          -          20,145
                                                                                                        ---------
Comprehensive income                                                                                       20,145
                                                                                                        ---------
Issuance of restricted
 stock                           -            -        64        128     832         -          -             960
Unearned compensation            -            -         -          -    (657)        -          -            (657)
Common stock cash
 dividends(/1/)                  -            -         -          -       -    (6,507)         -          (6,507)
Preferred stock cash
 dividends(/1/)                  -            -         -          -       -    (1,898)         -          (1,898)
Exercise of stock
 options                         -            -       333        666   3,978         -          -           4,644
Repurchase of preferred
 stock                      (1,150)    (115,000)        -          -       -         -          -        (115,000)
Other                            -            -         8         16     122         -          -             138
-------------------------------------------------------------------------------------------------------------------
Balance December 31,
 1998                            -            -    32,618     65,236  12,280    83,610          -         161,126
Net income                       -            -         -          -       -    27,979          -          27,979
                                                                                                        ---------
Comprehensive income                                                                                       27,979
                                                                                                        ---------
Issuance of restricted
 stock                           -            -        74        148     893         -          -           1,041
Unearned compensation            -            -         -          -    (454)        -          -            (454)
Common stock cash
 dividends(/1/)                  -            -         -          -       -    (7,520)         -          (7,520)
Exercise of stock
 options                         -            -         6         12      71         -          -              83
Other                            -            -        13         26     100         -          -             126
-------------------------------------------------------------------------------------------------------------------
Balance December 31,
 1999                            -            -    32,711     65,422  12,890   104,069          -         182,381
Net income                       -            -         -          -       -    33,088          -          33,088
Unrealized loss on
 investment, net of $419
 tax benefit                     -            -         -          -       -         -       (628)           (628)
                                                                                                        ---------
Comprehensive income                                                                                       32,460
                                                                                                        ---------
Issuance of restricted
 stock                           -            -       102        204     622         -          -             826
Unearned compensation            -            -         -          -    (139)        -          -            (139)
Common stock cash
 dividends(/1/)                  -            -         -          -       -    (8,156)         -          (8,156)
Exercise of stock
 options                         -            -       355        710   4,541         -          -           5,251
Other                            -            -        12         24     125         -          -             149
-------------------------------------------------------------------------------------------------------------------
Balance December 31,
 2000                            -    $       -    33,180    $66,360 $18,039  $129,001      $(628)      $ 212,772
-------------------------------------------------------------------------------------------------------------------

(/1/)Cash dividends were $0.2475, $0.23 and $0.20 per common share in 2000, 1999 and 1998. Cash dividends were $1.65 per preferred share in 1998.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Note 1 - Summary of Significant Accounting Policies
Basis of Presentation. Owens & Minor, Inc. is the leading distributor of national name brand medical and surgical supplies in the United States. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management assumptions and estimates that affect amounts reported. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable. The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $6.4 million and $6.5 million have been applied as reductions of accounts receivable at December 31, 2000 and 1999.

Merchandise Inventories. The company's merchandise inventories are valued on a last-in, first-out (LIFO) basis.

Property and Equipment. Property and equipment are stated at cost or, if ac-quired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capi-talized. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the terms of the lease, if shorter. In general, the estimated useful lives for computing depre-ciation and amortization are four to eight years for warehouse equipment and three to eight years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

Goodwill. Goodwill is amortized on a straight-line basis over 40 years from the dates of acquisition. As of December 31, 2000 and 1999, goodwill was $238.8 million and the related accumulated amortization was $34.0 million and $28.0 million. Based upon management's assessment of undiscounted future cash flows, the carrying value of goodwill at December 31, 2000 has not been impaired. The carrying value of goodwill could be impacted if estimated future cash flows are not achieved.

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between 3 and 5 years. Com-puter software costs are included in other assets, net in the consolidated bal-ance sheets. Unamortized software at December 31, 2000 and 1999 was $23.7 mil-lion and $18.2 million. Depreciation and amortization expense includes $6.1 million, $4.9 million and $5.1 million of software amortization for the years ended December 31, 2000, 1999 and 1998.

Investment. The company owns equity securities of a provider of business-to-business e-commerce services in the healthcare industry. The investment is classified as available-for-sale, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and is included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive loss. At December 31, 2000, the estimated fair value (based on the quoted market price), gross unrealized loss and cost basis of this investment were $0.2 million, $1.0 million and $1.2 million. At December 31, 1999, the investment was stated at its cost basis of $1.2 million, as there was no market for the securities at that time.

--------------------------------------------------------------------------------

Revenue Recognition. The company recognizes product revenue when product has been shipped, fees are determinable, and collectibility is probable. Service revenue is recognized ratably over the period during which services are provid-ed. In December 1999, the Securities and Exchange Commission issued Staff Ac-counting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which clarifies the application of generally accepted accounting principles to reve-nue recognition in financial statements. The company adopted the provisions of SAB 101 in the fourth quarter of 2000. No changes in accounting principles or restatements were required, as the company's revenue recognition policy was in compliance with the SAB.

Reclassification of Shipping Fees. In July 2000, the Emerging Issues Task Force
(EITF) reached a consensus on EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling represent reve-nue and should be classified as such. Prior to the consensus, the company clas-sified certain amounts billed to customers for shipping as a reduction of out-bound freight costs in selling, general and administrative (SG&A) expenses. The company adopted the provisions of the consensus in the fourth quarter of 2000 and, accordingly, reclassified these amounts from SG&A expenses to net sales for all prior periods. As a result, net sales, gross margin, and SG&A expenses for 1999 and 1998 have been increased by $7.8 million and $7.9 million. Ship-ping costs are included in SG&A expenses.

Stock-based Compensation. The company uses the intrinsic value method as de-fined by Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The disclosures required by SFAS 123 are included in Note 11 to the Consolidated Financial Statements.

Derivative Financial Instruments. The company enters into interest rate swaps as part of its interest rate risk management strategy. These instruments are designated as hedges of interest-bearing liabilities and anticipated cash flows associated with off balance sheet financing. Net payments or receipts are accrued as interest payable or receivable and as interest expense or income. Fees related to these instruments are amortized over the life of the instrument. If the outstanding balance of the underlying liability were to drop below the notional amount of the swap, the excess portion of the swap would be marked to market, and the resulting gain or loss included in net income.

  Effective January 1, 2001, the company will adopt SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards is not expected to have a material effect on the company's net income, but will change the reported values of assets and liabilities recorded in the consolidated balance sheet.

--------------------------------------------------------------------------------

Operating Segments. As defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the company has 11 operating segments, representing various geographic areas within the United States. As each of these segments is substantially identical to the others in each of the five ag-gregation characteristics identified in the statement, they are considered one operating segment for purposes of financial statement disclosure.

Note 2 - Acquisition
On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies, for approximately $83 million. Medix' customers, located primarily in the Midwest, included acute care hospitals, long-term care facilities and clinics. The acquisition has been accounted for by the purchase method and, accordingly, the operating results of Medix have been included in the company's consolidated financial statements since the date of acquisition. Assuming the acquisition had been made at the beginning of the periods, consolidated net sales, on a pro forma basis would have been approximately $3.31 billion and $3.28 billion for the years ended December 31, 1999 and 1998. Consolidated net income and net income per share on a pro forma basis would not have been materially different from the results re-ported.
  The company paid cash of approximately $68 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $58 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.
  In connection with the acquisition, management adopted a plan for integration of the businesses that includes closure of some Medix facilities and consolida-tion of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the major compo-nents of the accrual and activity through December 31, 2000:

(in thousands)
--------------------------------------------------------------------------------

                                                   Balance at
                                Exit Plan         December 31,
                                Provision Charges     2000
--------------------------------------------------------------
Losses under lease commitments   $1,643   $  358     $1,285
Employee separations                395      312         83
Other                               685      404        281
--------------------------------------------------------------
Total                            $2,723   $1,074     $1,649
--------------------------------------------------------------

  The employee separations relate to severance costs for employees in operations and activities being exited. As of December 31, 2000, approximately 40 employees had been terminated. The integration of the Medix business is expected to be completed in 2001.

-------------------------------------------------------------------------------

Note 3 - Restructuring
In the second quarter of 1998, the company recorded a nonrecurring restructuring charge of $11.2 million related to the impact of the cancellation of its medical/surgical distribution contract with HCA - The Healthcare Company (HCA). The restructuring plan includes reductions in warehouse space and in the number of employees in those facilities that had the highest volume of business with HCA. In the second quarters of 2000 and 1999, the company re-evaluated its estimate of the remaining costs to be incurred and reduced the accrual by $0.8 million in 2000 and $1.0 million in 1999. Approximately 130 employees were terminated in connection with the restructuring plan.

The following table sets forth the activity in the restructuring accrual through December 31, 2000:

(in thousands)
-------------------------------------------------------------------------------

                                                                   Balance at
                                Restructuring                     December 31,
                                  Provision   Charges Adjustments     2000
------------------------------------------------------------------------------
Losses under lease commitments     $ 4,194    $3,058    $ 1,582      $2,718
Asset write-offs                     3,968     1,466     (1,681)        821
Employee separations                 2,497     1,288     (1,209)          -
Other                                  541        99       (442)          -
------------------------------------------------------------------------------
Total                              $11,200    $5,911    $(1,750)     $3,539
------------------------------------------------------------------------------

Note 4 - Merchandise Inventories
The company's merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $31.6 million and $28.6 million as of December 31, 2000 and 1999.

Note 5 - Property And Equipment
The company's investment in property and equipment consists of the following:

(in thousands)
-------------------------------------------------------------------------------

December 31,                                2000     1999
------------------------------------------------------------
Warehouse equipment                        $24,012  $23,337
Computer equipment                          34,137   30,606
Office and other equipment                  12,683   12,804
Leasehold improvements                      10,540    9,903
Land and improvements                        1,743    1,743
------------------------------------------------------------
                                            83,115   78,393
Accumulated depreciation and amortization  (58,876) (52,516)
------------------------------------------------------------
Property and equipment, net                $24,239  $25,877
------------------------------------------------------------

  Depreciation and amortization expense for property and equipment in 2000, 1999, and 1998 was $9.4 million, $9.3 million and $8.6 million.

Note 6 - Accounts Payable
Accounts payable balances were $291.5 million and $303.5 million as of December 31, 2000 and 1999, of which $249.6 million and $264.4 million were trade accounts payable and $41.9 million and $39.1 million, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

--------------------------------------------------------------------------------

Note 7 - Debt

The company's long-term debt consists of the following:

(in thousands)
--------------------------------------------------------------------------------

December 31,                                 2000                 1999
------------------------------------------------------------------------------
                                                Estimated            Estimated
                                      Carrying    Fair     Carrying    Fair
                                       Amount     Value     Amount     Value
------------------------------------------------------------------------------
10.875% Senior Subordinated Notes,
 mature June 2006                     $150,000  $156,375   $150,000  $155,250
Revolving Credit Facility with
 interest based on London Interbank
 Offered Rate (LIBOR) or Prime Rate,
 expires April 2003, credit limit of
 $225,000                                2,200     2,200     22,600    22,600
Obligation under financing agreement     1,333     1,333      2,578     2,578
------------------------------------------------------------------------------
Total debt                             153,533   159,908    175,178   180,428
Less current maturities                   (661)     (661)      (625)     (625)
------------------------------------------------------------------------------
Long-term debt                        $152,872  $159,247   $174,553  $179,803
------------------------------------------------------------------------------

  In May 1996, the company issued $150.0 million of 10.875% Senior Subordinated 10-year notes (Notes), which mature on June 1, 2006. Interest on the Notes is payable semi-annually on June 1 and December 1. The Notes are redeemable, after June 1, 2001, at the company's option, subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company, other than O&M Funding Corp. (OMF) and Owens & Minor Trust I.
  In April 2000, the company replaced its Revolving Credit Facility with a new agreement. The new Revolving Credit Facility expires in April 2003 with interest based on, at the company's discretion, LIBOR or the Prime Rate. The company is charged a commitment fee of between 0.20% and 0.275% on the unused portion of the facility and a utilization fee of 0.25% if borrowings exceed $112.5 million. The terms of the Revolving Credit Facility limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the company to materially alter the character of the business through consolidation, merger or purchase or sale of assets. At December 31, 2000, the company was in compliance with these covenants.
  The company entered into a financing agreement for computer software licenses. This agreement requires periodic payments through January 2002, and interest is imputed at a rate of 7.0%.
  Net interest expense includes finance charge income of $5.3 million, $4.6 million, and $3.0 million in 2000, 1999, and 1998. Finance charge income repre-sents payments from customers for past due balances on their accounts. Cash payments for interest during 2000, 1999, and 1998 were $16.5 million, $16.0 million, and $16.4 million.
  The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. The annual maturities of long-term debt within the five years subsequent to December 31, 2000 are: $0.7 million in 2001, $0.7 million in 2002 and $2.2 million in 2003.

--------------------------------------------------------------------------------

Note 8 - Off Balance Sheet Receivables Financing Facility
Effective July 14, 2000, the company replaced its Receivables Financing Facil-ity with a new facility expiring in July 2001. Under the terms of the new fa-cility, OMF is entitled to transfer, without recourse, certain of the company's trade receivables and to receive up to $225.0 million from a group of unrelated third party purchasers at a cost of funds equal to commercial paper rates, the Prime Rate or LIBOR (plus a charge for administrative and credit support serv-ices). The terms of the new facility require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed coverage, and re-strict the company's ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. The company con-tinues to service the receivables that are transferred under the facility.
  At December 31, 2000 and 1999, net accounts receivable of $80.0 million and $105.6 million, respectively, had been sold under the agreements in effect at those dates and, as a result, have been derecognized in the consolidated balance sheet.

Note 9 - Derivative Financial Instruments
The company manages its interest rate risk primarily through the use of interest rate swap agreements. The company's interest rate swap agreements as of December 31, 2000 and 1999 included $100.0 million notional amounts that effectively converted a portion of the company's fixed rate financing instruments to variable rates. Under these swap agreements, expiring in May 2006, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate ranging from 7.35% to 7.38% in 2000 and 7.29% to 7.32% in 1999. At the option of the counterparties, these swaps can be terminated in 2001. As of December 31, 1999, the company also had $65.0 million notional amount of interest rate swap agreements that effectively converted the company's variable rate financing instruments to fixed rate instruments. Under these swap agreements, which were terminated in November 2000, the company paid the counterparties a fixed rate ranging from 5.75% to 5.93% and the counterparties paid the company a variable rate based on LIBOR.
  The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the company had an unrealized gain of approximately $0.1 million and an unrealized loss of approximately $1.0 million at December 31, 2000 and 1999 for the fixed to variable rate swaps, and an unrealized gain of approximately $0.7 million at December 31, 1999 for the variable to fixed rate swaps.
  The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company's exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

Note 10 - Mandatorily Redeemable Preferred Securities
In May 1998, Owens & Minor Trust I (Trust), a statutory business trust sponsored and wholly owned by Owens & Minor, Inc. (O&M), issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A (Securities), for aggregate proceeds of $132.0 million. Each Security has a liquidation value of $50. The net proceeds were invested by the Trust in 5.375% Junior Subordinated Convertible Debentures of O&M (Debentures). The Debentures are the sole assets of the Trust. O&M applied substantially all of the net proceeds of the Debentures to repurchase 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value.
  The Securities accrue and pay quarterly cash distributions at an annual rate of 5.375% of the liquidation value. Each Security is convertible into 2.4242 shares of the common stock of O&M at the holder's option prior to May 1, 2013. The Securities are mandatorily redeemable upon the maturity of the Debentures on April 30, 2013, and may be redeemed by the company in whole or in part after May 1, 2001. The obligations of the Trust, as provided under the term of the Securities, are fully and unconditionally guaranteed by O&M.
  The estimated fair value of the Securities was $122.1 million and $79.5 million at December 31, 2000 and 1999 based on quoted market prices. As of December 31, 2000 and 1999, the company had accrued $1.2 million of distributions related to the Securities.

--------------------------------------------------------------------------------


Note 11 - Stock-based Compensation
The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 2000, approximately 0.6 million common shares were available for issuance under the Plans.
  Stock options awarded under the Plans generally vest over three years and expire ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 2000, there were no SARs outstanding.
  The company has a Management Equity Ownership Program. This program requires each of the company's officers to own the company's common stock at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. The company also has an Annual Incentive Plan. Under the plan, certain employees may be awarded restricted stock based on pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders' equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. Amortization of unearned compensation for restricted stock awards was approximately $693 thousand, $534 thousand and $302 thousand for 2000, 1999, and 1998.
  The following table summarizes the activity and terms of outstanding options at December 31, 2000, and for the years in the three-year period then ended:

(in thousands, except per share data)
--------------------------------------------------------------------------------

                                  2000             1999             1998
------------------------------------------------------------------------------
                                    Average          Average          Average
                                    Exercise         Exercise         Exercise
                            Options  Price   Options  Price   Options  Price
------------------------------------------------------------------------------
Options outstanding
 beginning of year           2,448   $13.75   2,001   $13.78   1,940   $13.50
Granted                        500     8.73     600    13.70     550    13.79
Exercised                     (358)   13.57      (6)   12.68    (333)   12.12
Expired/cancelled              (87)   12.38    (147)   13.66    (156)   13.89
------------------------------------------------------------------------------
Outstanding at end of year   2,503   $12.82   2,448   $13.75   2,001   $13.78
Exercisable options at end
 of year                     1,655   $13.75   1,560   $13.83   1,137   $14.16
------------------------------------------------------------------------------

--------------------------------------------------------------------------------

At December 31, 2000, the following option groups were outstanding:

--------------------------------------------------------------------------------

                      Outstanding                         Exercisable
---------------------------------------------------------------------------------
                    Weighted Weighted Average           Weighted Weighted Average
Range of  Number of Average     Remaining     Number of Average     Remaining
Exercise   Options  Exercise Contractual Life  Options  Exercise Contractual Life
 Prices    (000's)   Price       (Years)       (000's)   Price       (Years)
---------------------------------------------------------------------------------
$ 8.31 -
  11.94       600    $ 8.85        8.71           132    $10.35        7.48
$12.50 -
  17.06     1,903    $14.07        5.96         1,523    $14.04        5.49
---------------------------------------------------------------------------------
            2,503    $12.82        6.62         1,655    $13.75        5.65
---------------------------------------------------------------------------------

  Using the intrinsic value method, the company's 2000, 1999 and 1998 net in-come includes stock-based compensation expense (net of tax benefit) of approxi-mately $381 thousand, $306 thousand and $201 thousand. Had the company included in stock-based compensation expense the fair value at grant date of stock op-tion awards granted in 2000, 1999 and 1998, net income would have been $32.4 million (or $0.99 per basic common share and $0.92 per diluted common share), $26.6 million (or $0.82 per basic common share and $0.78 per diluted common share) and $19.0 million (or $0.52 per basic and diluted common share) for the years ended December 31, 2000, 1999 and 1998. The weighted average fair value of options granted in 2000, 1999 and 1998 was $2.69, $4.35 and $4.06, per op-tion. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.6%-3.0% in 2000, 1.6%-2.4% in 1999, and 1.2%-1.5%
in 1998; expected volatility of 36.7% in 2000, 32.4%-38.6% in 1999, and 32.4%-
37.9% in 1998; risk-free interest rate of 5.1% in 2000, 6.4% in 1999, and 4.7%
in 1998; and expected lives of 5 years in 2000 and 2.1-5.1 years in 1999 and 1998.

Note 12 - Retirement Plans
Savings and Protection Plan. The company maintains a voluntary Savings and Protection Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee's contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary. This contribution can be increased at the company's discretion. The company incurred approximately $2.7 million, $2.5 million and $2.1 million in 2000, 1999, and 1998 of expenses related to this plan.

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 2000, plan assets consist primarily of equity securities, including 34 thousand shares of the company's common stock, and U.S. Government securities.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees' compensation. The company maintains life insurance policies on plan participants to act as a financing source for the plan.

--------------------------------------------------------------------------------

  The following table sets forth the plans' financial status and the amounts recognized in the company's consolidated balance sheets:

(in thousands)
--------------------------------------------------------------------------------

                                            Pension Plan     Retirement Plan
-------------------------------------------------------------------------------
December 31,                                2000     1999      2000     1999
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation, beginning of year      $22,518  $22,288  $  5,888  $ 6,094
Service cost                                   224      225       466      542
Interest cost                                1,540    1,470       604      406
Amendment                                        -        -     3,574        -
Actuarial loss (gain)                          142     (571)    1,197     (978)
Benefits paid                               (1,371)    (894)     (210)    (176)
-------------------------------------------------------------------------------
Benefit obligation, end of year            $23,053  $22,518  $ 11,519  $ 5,888
-------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets, beginning of
 year                                      $27,785  $24,143  $      -  $     -
Actual return on plan assets                (1,650)   4,536         -        -
Employer contribution                            -        -       210      176
Benefits paid                               (1,371)    (894)     (210)    (176)
-------------------------------------------------------------------------------
Fair value of plan assets, end of year     $24,764  $27,785  $      -  $     -
-------------------------------------------------------------------------------
Funded status
Funded status at December 31               $ 1,711  $ 5,267  $(11,519) $(5,888)
Unrecognized net actuarial (gain) loss        (294)  (4,112)    1,830      635
Unrecognized prior service cost (benefit)        -        -     3,254     (188)
Unrecognized net obligation being
 recognized
 through 2002                                    -        -        82      123
-------------------------------------------------------------------------------
Net amount recognized                      $ 1,417  $ 1,155  $ (6,353) $(5,318)
-------------------------------------------------------------------------------
Amounts recognized in the consolidated
 balance sheets
Prepaid benefit cost                       $ 1,417  $ 1,155  $      -  $     -
Accrued benefit cost                             -        -    (8,255)  (5,318)
Intangible asset                                 -        -     1,902        -
-------------------------------------------------------------------------------
Net amount recognized                      $ 1,417  $ 1,155  $ (6,353) $(5,318)
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------


  The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)
--------------------------------------------------------------------------------

Year ended
December 31,                                   2000     1999     1998
------------------------------------------------------------------------
Service cost                                  $   690  $   767  $   597
Interest cost                                   2,144    1,876    1,765
Expected return on plan assets                 (2,026)  (1,811)  (1,682)
Amortization of prior service cost (benefit)      133      (16)     (17)
Amortization of transition obligation              41       41       41
Recognized net actuarial loss                       2       84       57
------------------------------------------------------------------------
Net periodic pension cost                     $   984  $   941  $   761
------------------------------------------------------------------------

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was assumed to be 6.75% for the Pen-sion Plan and 7.75% for the Retirement Plan in 2000 and 7.0% for the Pension Plan and 8.0% for the Retirement Plan in 1999. The rate of increase in future compensation levels used in determining the projected benefit obligation was 5.5% in 2000 and 1999. The expected long-term rate of return on plan assets was assumed to be 8.5% in 2000 and 1999.

Note 13 - Income Taxes
The income tax provision consists of the following:

(in thousands)
--------------------------------------------------------------------------------

Year ended
December 31,                         2000     1999    1998
-------------------------------------------------------------
Current tax provision (benefit):
 Federal                            $23,604  $11,724 $(7,690)
 State                                4,761    2,119    (459)
-------------------------------------------------------------
Total current provision (benefit)    28,365   13,843  (8,149)
-------------------------------------------------------------
Deferred tax provision (benefit):
 Federal                             (1,131)   7,206  19,895
 State                                 (162)   1,030   2,842
-------------------------------------------------------------
Total deferred provision (benefit)   (1,293)   8,236  22,737
-------------------------------------------------------------
Total income tax provision          $27,072  $22,079 $14,588
-------------------------------------------------------------

  A reconciliation of the federal statutory rate to the company's effective income tax rate is shown below:

--------------------------------------------------------------------------------

Year ended
December 31,                 2000  1999  1998
----------------------------------------------
Federal statutory rate       35.0% 35.0% 35.0%
Increases (reductions) in
 the rate resulting from:
 State income taxes, net of
  federal income tax impact   5.5   5.5   4.9
 Nondeductible goodwill
  amortization                2.5   3.0   4.7
 Nontaxable income              -     -  (4.0)
 Other, net                   2.0   0.6   1.4
----------------------------------------------
Effective rate               45.0% 44.1% 42.0%
----------------------------------------------

--------------------------------------------------------------------------------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)
--------------------------------------------------------------------------------

Year ended
December 31,                                    2000      1999
-----------------------------------------------------------------
Deferred tax assets:
 Allowance for doubtful accounts              $  2,567  $  2,592
 Accrued liabilities not currently deductible    3,979     3,900
 Employee benefit plans                          4,214     3,767
 Nonrecurring restructuring expenses             1,416     2,444
 Property and equipment                            201         -
 Tax loss carryforward, net                        205       633
 Unrealized loss on investment                     419         -
 Other                                           1,301     1,156
-----------------------------------------------------------------
Total deferred tax assets                       14,302    14,492
-----------------------------------------------------------------
Deferred tax liabilities:
 Merchandise inventories                        25,133    24,531
 Accounts receivable                               700     1,400
 Property and equipment                              -     1,869
 Goodwill                                        2,080     1,093
 Computer software                               2,422       472
 Other                                             840       385
-----------------------------------------------------------------
Total deferred tax liabilities                  31,175    29,750
-----------------------------------------------------------------
Net deferred tax liability                    $(16,873) $(15,258)
-----------------------------------------------------------------

  At December 31, 2000 and 1999, the company had a $0.05 million and $0.04 million valuation allowance, for state net operating losses. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the company will realize the benefits of these deductible differences, net of existing valuation allowances. Cash payments for income taxes for 2000, 1999, and 1998 were $23.8 million, $17.9 million, and $14.1 million, respectively.
  In August 2000, the company received notice from the Internal Revenue Service that it has disallowed certain prior year deductions for interest on loans associated with the company's corporate-owned life insurance (COLI) program. Management believes that the company has complied with the tax law as it relates to its COLI program, and has filed an appeal with the Internal Revenue Service. The impact of the disallowance of these deductions, if appeals were unsuccessful, would be approximately $8.5 million after tax, including interest. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material impact on the company's results of operations.

--------------------------------------------------------------------------------

Note 14 - Net Income Per Common Share
The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)
--------------------------------------------------------------------------------

Year ended December 31,                                 2000    1999    1998
------------------------------------------------------------------------------
Numerator:
 Net income                                            $33,088 $27,979 $20,145
 Preferred stock dividends                                   -       -   1,898
------------------------------------------------------------------------------
Numerator for basic net income per common share - net
 income available to common shareholders                33,088  27,979  18,247
 Distributions on convertible mandatorily redeemable
  preferred securities, net of taxes                     3,902   3,966       -
------------------------------------------------------------------------------
Numerator for diluted net income per common share -
  net income available to common shareholders after
 assumed conversions                                   $36,990 $31,945 $18,247
------------------------------------------------------------------------------
Denominator:
 Denominator for basic net income per common share -
   weighted average shares                              32,712  32,574  32,488
 Effect of dilutive securities:
  Conversion of mandatorily redeemable preferred
   securities                                            6,400   6,400       -
  Stock options and restricted stock                       341     124      99
  Other                                                      -       -       4
------------------------------------------------------------------------------
Denominator for diluted net income per common share -
  adjusted weighted average shares and assumed
 conversions                                            39,453  39,098  32,591
------------------------------------------------------------------------------
Net income per common share - basic                    $  1.01 $  0.86 $  0.56
------------------------------------------------------------------------------
Net income per common share - diluted                  $  0.94 $  0.82 $  0.56
------------------------------------------------------------------------------

  During the years ended December 31, 2000, 1999, and 1998, outstanding options to purchase approximately 1,550 thousand, 2,263 thousand and 461 thousand common shares were excluded from the calculation of diluted net income per share because their exercise price exceeded the average market price for the year.

Note 15 - Shareholders' Equity
In May 1998, the company repurchased all of the shares of its Series B preferred stock at par value. Each share of preferred stock had an annual dividend of $4.50, payable quarterly, had voting rights on items submitted to a vote of the holders of common stock and was convertible into approximately 6.1 shares of common stock at the shareholder's option.
  The company has a shareholder rights agreement under which 8/27ths of a Right is attendant to each outstanding share of common stock of the company. Each full Right entitles the registered holder to purchase from the company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock (the Series A Preferred Stock), at an exercise price of $75 (the Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 20% or more of the outstanding shares of the company's common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the company or a potential acquirer) having a value equal to twice the amount of the Purchase Price. The Rights will expire on April 30, 2004, if not earlier redeemed.

--------------------------------------------------------------------------------

Note 16 - Commitments And Contingencies
The company has a commitment through November 2, 2008 to outsource its informa-tion technology operations, including strategic application development servic-es. The commitment is cancelable after November 2, 2003 with 180 days prior no-tice and payment of a minimum termination fee of between $3.0 million to $12.0 million depending upon the date of termination. The company has a commitment through December 2005 to outsource the management and operation of its main-frame computer. This commitment is cancelable at any time on 180 days prior no-tice and a minimum termination fee of between $1.7 million and $3.5 million, depending upon the date of termination.
  The company also has entered into non-cancelable agreements to lease certain office and warehouse facilities with remaining terms ranging from one to seven years. Certain leases include renewal options, generally for five-year increments. At December 31, 2000, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)
--------------------------------------------------------------------------------

                         Total
-------------------------------
2001                    $21,366
2002                     18,275
2003                     15,493
2004                     11,677
2005                      8,138
Later years               6,836
-------------------------------
Total minimum payments  $81,785
-------------------------------

  Rent expense for all operating leases for the years ended December 31, 2000, 1999, and 1998 was $28.1 million, $26.1 million, and $26.1 million.
  The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.
  Net sales to member hospitals under contract with Novation totaled $1.8 bil-lion in 2000, $1.7 billion in 1999 and $1.5 billion in 1998, approximately 51%, 53% and 49%, of the company's net sales. As members of a group purchasing organization, Novation hospitals have an incentive to purchase from their pri-mary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

Note 17 - Legal Proceedings
Prior to December 1992, the company's subsidiary Stuart Medical, Inc. (Stuart), which was acquired in 1994, distributed spinal fixation devices manufactured by Sofamor S.N.C. (formerly known as Sofamor, S.A.). As of January 8, 2001, Stuart was named as a defendant in 26 lawsuits alleging personal injuries attributable to spinal fixation devices distributed by Stuart (the Cases).
  On August 9, 1999, Medtronic Sofamor Danek, Inc., Danek Medical, Inc. and Sofamor, S.N.C., successors to the manufacturer of the spinal fixation devices distributed by Stuart, assumed the defense of Stuart and indemnified Stuart and others against all costs of defense, any settlements and/or any adverse judgment(s) that may be entered against Stuart in these Cases. Stuart also retains insurance coverage for the defense of the Cases. In addition, the company and Stuart are contractually entitled to indemnification by the former shareholders of Stuart for any liabilities and related expenses incurred by the company or Stuart in connection with the foregoing litigation. Management believes that Stuart's available insurance coverage, together with the indemnification rights discussed above, is adequate to cover any losses should they occur. The company is not aware of any uncertainty as to the availability and adequacy of such insurance or indemnification, although there can be no assurance that the Sofamor successor companies, Stuart's insurance carriers and former shareholders will have sufficient financial resources in the future to meet such obligations.

-------------------------------------------------------------------------------

  As of December 31, 2000, approximately 174 lawsuits (the Lawsuits), seeking compensatory and punitive damages, in most cases of an unspecified amount, have been filed in various federal and state courts against the company, prod-uct manufacturers and other distributors and sellers of natural rubber latex products. The company has obtained dismissal or summary judgment in 45 cases. The Lawsuits allege injuries arising from the use of latex products, principally medical gloves. The active Lawsuits (122) also include claims by approximately 80 spouses asserting loss of consortium. The company may be named as a defendant in additional, similar lawsuits in the future. In the course of its medical supply business, the company has distributed latex prod-ucts, including medical gloves, but it does not, nor has it ever manufactured any latex products. The company has tendered the defense of the Lawsuits to manufacturer defendants whose gloves were distributed by the company. The com-pany will continue to vigorously pursue indemnification from latex product manufacturers. The company's insurers are paying all costs of defense in the Lawsuits, and the company believes, at this time, that future defense costs and any potential liability should be adequately covered by the insurance, subject to policy limits and insurer solvency. Most of the Lawsuits are at the early stages of trial preparation. Several Lawsuits that were scheduled for trial have been dismissed on summary judgment. After analyzing the above fac-tors at this point in time, it would appear that the likelihood of a material loss to the company with respect to the Lawsuits is remote.
  The company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be pre-dicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the company's financial condition or results of operations.

Note 18 - Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s Notes; and the non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

Year ended                  Owens &    Guarantor   Non-guarantor
December 31, 2000         Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------------------
Statements of Operations
Net sales                  $      -    $3,503,583    $      -       $   -      $3,503,583
Cost of goods sold                -     3,127,911           -           -       3,127,911
------------------------------------------------------------------------------------------
Gross margin                      -       375,672           -           -         375,672
------------------------------------------------------------------------------------------
Selling, general and
 administrative expenses        137       266,684       1,384           -         268,205
Depreciation and
 amortization                     -        21,515           -           -          21,515
Interest expense, net        17,869        (5,303)          -           -          12,566
Intercompany interest
 expense, net                (7,904)       30,520     (22,616)          -               -
Discount on accounts
 receivable
 securitization                   -            15       6,866           -           6,881
Distributions on
 mandatorily redeemable
 preferred securities             -             -       7,095           -           7,095
Nonrecurring
 restructuring credit             -          (750)          -           -            (750)
------------------------------------------------------------------------------------------
Total expenses               10,102       312,681      (7,271)          -         315,512
------------------------------------------------------------------------------------------
Income (loss) before
 income taxes               (10,102)       62,991       7,271           -          60,160
Income tax provision
 (benefit)                   (4,445)       27,841       3,676           -          27,072
------------------------------------------------------------------------------------------
Net income (loss)          $ (5,657)   $   35,150    $  3,595       $   -      $   33,088
------------------------------------------------------------------------------------------
Year ended                  Owens &    Guarantor   Non-guarantor
December 31, 1999         Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------------------
Statements of Operations
Net sales                  $      -    $3,194,134    $      -       $   -      $3,194,134
Cost of goods sold                -     2,851,556           -           -       2,851,556
------------------------------------------------------------------------------------------
Gross margin                      -       342,578           -           -         342,578
------------------------------------------------------------------------------------------
Selling, general and
 administrative expenses          9       249,390         561           -         249,960
Depreciation and
 amortization                     -        19,365           -           -          19,365
Interest expense, net        16,798        (4,938)          -           -          11,860
Intercompany interest
 expense, net                (6,976)       25,326     (18,350)          -               -
Discount on accounts
 receivable
 securitization                   -            32       5,208           -           5,240
Distributions on
 mandatorily redeemable
 preferred securities             -             -       7,095           -           7,095
Nonrecurring
 restructuring credit             -        (1,000)          -           -          (1,000)
------------------------------------------------------------------------------------------
Total expenses                9,831       288,175      (5,486)          -         292,520
------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                (9,831)       54,403       5,486           -          50,058
Income tax provision
 (benefit)                   (4,326)       23,865       2,540           -          22,079
------------------------------------------------------------------------------------------
Net income (loss)          $ (5,505)   $   30,538    $  2,946       $   -      $   27,979
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

Year ended                  Owens &    Guarantor   Non-guarantor
December 31, 1998         Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------------------
Statements of Operations
Net sales                  $      -    $3,090,048    $      -       $   -      $3,090,048
Cost of goods sold                -     2,755,158           -           -       2,755,158
------------------------------------------------------------------------------------------
Gross margin                      -       334,890           -           -         334,890
------------------------------------------------------------------------------------------
Selling, general and
 administrative expenses          5       247,224         243           -         247,472
Depreciation and
 amortization                     -        18,270           -           -          18,270
Interest expense, net        17,205        (3,139)          -           -          14,066
Intercompany interest
 expense, net               (10,854)       24,469     (13,615)          -               -
Discount on accounts
 receivable
 securitization                   -            67       4,588           -           4,655
Distributions on
 mandatorily redeemable
 preferred securities             -             -       4,494           -           4,494
Nonrecurring
 restructuring expense            -        11,200           -           -          11,200
------------------------------------------------------------------------------------------
Total expenses                6,356       298,091      (4,290)          -         300,157
------------------------------------------------------------------------------------------
Income (loss) before
 income taxes                (6,356)       36,799       4,290           -          34,733
Income tax provision
 (benefit)                   (2,574)       15,424       1,738           -          14,588
------------------------------------------------------------------------------------------
Net income (loss)            (3,782)       21,375       2,552           -          20,145
Dividends on preferred
 stock                        1,898             -           -           -           1,898
------------------------------------------------------------------------------------------
Net income (loss)
 attributable to common
 stock                     $ (5,680)   $   21,375    $  2,552       $   -      $   18,247
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

                            Owens &    Guarantor   Non-guarantor
December 31, 2000         Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash
  equivalents              $    507     $    118     $       1    $       -     $    626
 Accounts and notes
  receivable, net                 -       24,224       237,681            -      261,905
 Merchandise inventories          -      315,570             -            -      315,570
 Intercompany advances,
  net                       129,447       79,645      (209,092)           -            -
 Other current assets            17       16,173             -            -       16,190
------------------------------------------------------------------------------------------
 Total current assets       129,971      435,730        28,590            -      594,291
Property and equipment,
 net                              -       24,236             3            -       24,239
Goodwill, net                     -      204,849             -            -      204,849
Intercompany investments    305,441       15,001       136,083     (456,525)           -
Other assets, net             8,735       35,157           277            -       44,169
------------------------------------------------------------------------------------------
 Total assets              $444,147     $714,973     $ 164,953    $(456,525)    $867,548
------------------------------------------------------------------------------------------
Liabilities and
 shareholders' equity
Current liabilities
 Accounts payable          $      -     $291,507     $       -    $       -     $291,507
 Accrued payroll and
  related liabilities             -        9,940             -            -        9,940
 Deferred income taxes          (85)      18,828        (2,241)           -       16,502
 Other accrued
  liabilities                 1,717       39,331         1,657            -       42,705
------------------------------------------------------------------------------------------
 Total current
  liabilities                 1,632      359,606          (584)           -      360,654
Long-term debt              152,200          672             -            -      152,872
Intercompany long-term
 debt                       136,083            -             -     (136,083)           -
Accrued pension and
 retirement plans                 -        8,879             -            -        8,879
Deferred income taxes          (930)       1,304            (3)           -          371
------------------------------------------------------------------------------------------
 Total liabilities          288,985      370,461          (587)    (136,083)     522,776
------------------------------------------------------------------------------------------
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust,
 holding solely
 convertible debentures
 of Owens & Minor, Inc.           -            -       132,000            -      132,000
------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                66,360       40,879         5,583      (46,462)      66,360
 Paid-in capital             18,039      258,979        15,001     (273,980)      18,039
 Retained earnings           71,391       44,654        12,956            -      129,001
 Accumulated other
  comprehensive loss           (628)           -             -            -         (628)
------------------------------------------------------------------------------------------
 Total shareholders'
  equity                    155,162      344,512        33,540     (320,442)     212,772
------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity     $444,147     $714,973     $ 164,953    $(456,525)    $867,548
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

                            Owens &    Guarantor   Non-guarantor
December 31, 1999         Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash
  equivalents              $    507     $    158     $      4     $       -     $    669
 Accounts and notes
  receivable, net                 -      112,088      114,839             -      226,927
 Merchandise inventories          -      342,478            -             -      342,478
 Intercompany advances,
  net                       157,315      (67,049)     (90,266)            -            -
 Other current assets             -       19,172            -             -       19,172
------------------------------------------------------------------------------------------
 Total current assets       157,822      406,847       24,577             -      589,246
Property and equipment,
 net                              -       25,877            -             -       25,877
Goodwill, net                     -      210,837            -             -      210,837
Intercompany investments    305,441       15,001      136,083      (456,525)           -
Deferred income taxes           388         (243)           -             -          145
Other assets, net             9,894       27,788        1,213             -       38,895
------------------------------------------------------------------------------------------
 Total assets              $473,545     $686,107     $161,873     $(456,525)    $865,000
------------------------------------------------------------------------------------------
Liabilities and
 shareholders' equity
Current liabilities
 Accounts payable          $      -     $303,490     $      -     $       -     $303,490
 Accrued payroll and
  related liabilities             -        6,883            -             -        6,883
 Deferred income taxes           (8)      17,186       (1,775)            -       15,403
 Other accrued
  liabilities                 1,354       40,965        1,703             -       44,022
------------------------------------------------------------------------------------------
 Total current
  liabilities                 1,346      368,524          (72)            -      369,798
Long-term debt              172,600        1,953            -             -      174,553
Intercompany long-term
 debt                       136,083            -            -      (136,083)           -
Accrued pension and
 retirement plans                 -        6,268            -             -        6,268
------------------------------------------------------------------------------------------
 Total liabilities          310,029      376,745          (72)     (136,083)     550,619
------------------------------------------------------------------------------------------
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trust,
 holding solely
 convertible debentures
 of Owens & Minor, Inc.           -            -      132,000             -      132,000
------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                65,422       40,879        5,583       (46,462)      65,422
 Paid-in capital             12,890      258,979       15,001      (273,980)      12,890
 Retained earnings           85,204        9,504        9,361             -      104,069
------------------------------------------------------------------------------------------
 Total shareholders'
  equity                    163,516      309,362       29,945      (320,442)     182,381
------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity     $473,545     $686,107     $161,873     $(456,525)    $865,000
------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

Year ended                   Owens &    Guarantor   Non-guarantor
December 31, 2000          Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)            $(5,657)    $ 35,150     $  3,595       $   -       $33,088
Adjustments to reconcile
 net income (loss) to
 cash provided by (used
 for) operating
 activities:
 Depreciation and
  amortization                     -       21,515            -           -        21,515
 Nonrecurring
  restructuring credit             -         (750)           -           -          (750)
 Deferred income taxes          (619)        (205)        (469)          -        (1,293)
 Provision for LIFO
  reserve                          -        2,973            -           -         2,973
 Provision for losses on
  accounts and notes
  receivable                       -          397         (170)          -           227
 Collections of sold
  accounts receivable,
  net                              -            -      (25,612)          -       (25,612)
 Changes in operating
  assets and liabilities:
  Accounts and notes
   receivable                      -       87,467      (97,060)          -        (9,593)
  Merchandise inventories          -       23,935            -           -        23,935
  Accounts payable                 -      (14,783)           -           -       (14,783)
  Net change in other
   current assets and
   current liabilities           346        8,876         (296)          -         8,926
 Other, net                    3,191          144        1,187           -         4,522
-------------------------------------------------------------------------------------------
Cash provided by (used
 for) operating
 activities                   (2,739)     164,719     (118,825)          -        43,155
-------------------------------------------------------------------------------------------
Investing activities
Additions to property and
 equipment                         -       (8,002)          (3)          -        (8,005)
Additions to computer
 software                          -      (11,622)           -           -       (11,622)
Other, net                      (155)           3            -           -          (152)
-------------------------------------------------------------------------------------------
Cash used for investing
 activities                     (155)     (19,621)          (3)          -       (19,779)
-------------------------------------------------------------------------------------------
Financing activities
Reductions of debt           (20,400)      (1,245)           -           -       (21,645)
Change in intercompany
 advances                     27,868     (146,693)     118,825           -             -
Other financing, net          (1,255)       2,800            -           -         1,545
Cash dividends paid           (8,156)           -            -           -        (8,156)
Proceeds from exercise of
 stock options                 4,837            -            -           -         4,837
-------------------------------------------------------------------------------------------
Cash provided by (used
 for) financing
 activities                    2,894     (145,138)     118,825           -       (23,419)
-------------------------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                  -          (40)          (3)          -           (43)
Cash and cash equivalents
 at beginning of year            507          158            4           -           669
-------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year              $   507     $    118     $      1       $   -       $   626
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

Year ended                   Owens &    Guarantor   Non-guarantor
December 31, 1999          Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)           $ (5,505)   $  30,538     $  2,946       $   -      $  27,979
Adjustments to reconcile
 net income (loss) to
 cash provided by (used
 for) operating
 activities:
 Depreciation and
  amortization                     -       19,365            -           -         19,365
 Nonrecurring
  restructuring credit             -       (1,000)           -           -         (1,000)
 Deferred income taxes          (396)      10,407       (1,775)          -          8,236
 Provision for LIFO
  reserve                          -        1,741            -           -          1,741
 Provision for losses on
  accounts and notes
  receivable                       -          292          267           -            559
 Sales of accounts
  receivable, net                  -            -       30,612           -         30,612
 Changes in operating
  assets and liabilities:
  Accounts and notes
   receivable                      -        1,970      (32,101)          -        (30,131)
  Merchandise inventories          -      (42,397)           -           -        (42,397)
  Accounts payable                 -       86,871            -           -         86,871
  Net change in other
   current assets and
   current liabilities           (39)     (11,536)         343           -        (11,232)
 Other, net                    3,049       (1,404)          41           -          1,686
-------------------------------------------------------------------------------------------
Cash provided by (used
 for) operating
 activities                   (2,891)      94,847          333           -         92,289
-------------------------------------------------------------------------------------------
Investing activities
Net cash paid for
 acquisition of business           -      (82,699)           -           -        (82,699)
Additions to property and
 equipment                         -       (8,933)           -           -         (8,933)
Additions to computer
 software                          -      (13,172)           -           -        (13,172)
Other, net                    (1,222)          63       (1,200)          -         (2,359)
-------------------------------------------------------------------------------------------
Cash used for investing
 activities                   (1,222)    (104,741)      (1,200)          -       (107,163)
-------------------------------------------------------------------------------------------
Financing activities
Additions to debt             22,600        2,578            -           -         25,178
Change in intercompany
 advances                    (11,045)      10,175          870           -              -
Other financing, net               -       (2,741)           -           -         (2,741)
Cash dividends paid           (7,520)           -            -           -         (7,520)
Proceeds from exercise of
 stock options                    80            -            -           -             80
-------------------------------------------------------------------------------------------
Cash provided by
 financing activities          4,115       10,012          870           -         14,997
-------------------------------------------------------------------------------------------
Net increase in cash and
 cash equivalents                  2          118            3           -            123
Cash and cash equivalents
 at beginning of year            505           40            1           -            546
-------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year             $    507    $     158     $      4       $   -      $     669
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)
--------------------------------------------------------------------------------

Year ended                   Owens &    Guarantor   Non-guarantor
December 31, 1998          Minor, Inc. Subsidiaries Subsidiaries  Eliminations Consolidated
-------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)           $  (3,782)   $ 21,375     $   2,552      $   -      $  20,145
Adjustments to reconcile
 net income (loss) to
 cash provided by (used
 for) operating
 activities:
 Depreciation and
  amortization                      -      18,270             -          -         18,270
 Nonrecurring
  restructuring provision           -      11,200             -          -         11,200
 Deferred income taxes              -      22,737             -          -         22,737
 Provision for LIFO
  reserve                           -       1,536             -          -          1,536
 Provision for losses on
  accounts and notes
  receivable                        -         262           234          -            496
 Collections of sold
  accounts receivable,
  net                               -           -       (35,000)         -        (35,000)
 Changes in operating
  assets and liabilities:
  Accounts and notes
   receivable                       -         (74)        8,691          -          8,617
  Merchandise inventories           -       8,899             -          -          8,899
  Accounts payable                  -     (23,375)            -          -        (23,375)
  Net change in other
   current assets and
   current liabilities            460      (1,952)          841          -           (651)
 Other, net                     1,506      (1,895)            -          -           (389)
-------------------------------------------------------------------------------------------
Cash provided by (used
 for) operating
 activities                    (1,816)     56,983       (22,682)         -         32,485
-------------------------------------------------------------------------------------------
Investing activities
Additions to property and
 equipment                          -      (8,053)            -          -         (8,053)
Additions to computer
 software                           -      (4,556)            -          -         (4,556)
Other, net                          -         160             -          -            160
-------------------------------------------------------------------------------------------
Cash used for investing
 activities                         -     (12,449)            -          -        (12,449)
-------------------------------------------------------------------------------------------
Financing activities
Net proceeds from
 issuance of mandatorily
 redeemable preferred
 securities                    (4,732)          -       132,000          -        127,268
Repurchase of preferred
 stock                       (115,000)          -             -          -       (115,000)
Reductions of debt            (32,550)          -             -          -        (32,550)
Change in intercompany
 advances                     159,443     (50,126)     (109,317)         -              -
Other financing, net                -       5,554             -          -          5,554
Cash dividends paid            (9,268)          -             -          -         (9,268)
Proceeds from exercise of
 stock options                  3,923           -             -          -          3,923
-------------------------------------------------------------------------------------------
Cash provided by (used
 for) financing
 activities                     1,816     (44,572)       22,683          -        (20,073)
-------------------------------------------------------------------------------------------
Net increase (decrease)
 in cash and cash
 equivalents                        -         (38)            1          -            (37)
Cash and cash equivalents
 at beginning of year             505          78             -          -            583
-------------------------------------------------------------------------------------------
Cash and cash equivalents
 at end of year             $     505    $     40     $       1      $   -      $     546
-------------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

The Board of Directors and Shareholders
Owens & Minor, Inc.:

  We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Richmond, Virginia
January 30, 2001

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

/s/ G. Gilmer Minor, III                        /s/ Richard F. Bozard
G. Gilmer Minor, III                            Richard F. Bozard
Chairman & Chief Executive Officer              Vice President & Treasurer
                                                Acting Chief Financial Officer

QUARTERLY FINANCIAL INFORMATION(/1/)
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

(in thousands, except per share data)

------------------------------------------------------
                                  2000
------------------------------------------------------
Quarters             1st    2nd(/3/)   3rd      4th
------------------------------------------------------
Net sales(/2/)     $856,742 $875,230 $874,318 $897,293
------------------------------------------------------
Gross margin(/2/)    91,961   92,803   93,121   97,787
------------------------------------------------------
Net income            6,840    8,015    8,466    9,767
------------------------------------------------------
Per common share:
 Net income
  Basic            $   0.21 $   0.25 $   0.26 $   0.30
  Diluted              0.20     0.23     0.24     0.27
 Dividends             0.06   0.0625   0.0625   0.0625
------------------------------------------------------
 Market price
  High             $  12.00 $  17.19 $  18.25 $  18.38
  Low                  8.13    10.25    14.69    11.88
------------------------------------------------------
                                  1999
------------------------------------------------------
Quarters             1st    2nd(/3/)   3rd      4th
------------------------------------------------------
Net sales(/2/)     $743,057 $774,351 $813,788 $862,939
------------------------------------------------------
Gross margin(/2/)    80,702   82,338   87,168   92,371
------------------------------------------------------
Net income            5,491    6,480    7,142    8,866
------------------------------------------------------
Per common share:
 Net income
  Basic            $   0.17 $   0.20 $   0.22 $   0.27
  Diluted              0.17     0.19     0.21     0.25
 Dividends             0.05     0.06     0.06     0.06
------------------------------------------------------
 Market price
  High             $  17.00 $  12.44 $  13.00 $  10.63
  Low                  9.56     9.50     9.63     7.56
------------------------------------------------------

(/1/)On July 30, 1999, the company acquired certain net assets of Medix, Inc.
     This acquisition was accounted for as a purchase.
(/2/)Net sales and gross margin have been restated for all periods in accordance with Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs. See Note 1 to the Consolidated Financial Statements.
(/3/)In the second quarters of 2000 and 1999, the company reduced the restructuring accrual by $0.8 million and $1.0 million, or $0.4 million and $0.6 million after taxes. See Note 3 to the Consolidated Financial Statements.

C O R  P O R  A T E  I  N F O R M A T I O N
--------------------------------------------------------------------------------
                                            Owens & Minor, Inc. and Subsidiaries

Annual Meeting

The annual meeting of Owens & Minor, Inc. shareholders will be held on Thursday, April 26, 2001, at the Virginia Historical Society, 428 North Boulevard, Richmond, Virginia.

Transfer Agent, Registrar and Dividend Disbursing Agent
The Bank of New York
Shareholder Relations Department-11E P.O.
Box 11258
Church Street Station New York, NY
10286 800-524-4458
shareowner-svcs@bankofny.com

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

   The Bank of New York
   Receive and Deliver Department-11W P .O.
   Box 11002
   Church Street Station
   New York, NY 10286

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

Hunton & Williams
Richmond, Virginia

Independent Auditors

KPMG LLP
Richmond, Virginia

Market for the Registrant's Common Equity and Related Stockholder Matters

Owens & Minor, Inc.'s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 2000, there were approximately 15,000 common shareholders.

Press Releases

Owens & Minor, Inc.'s press releases are available through Company News On-Call by fax-on-demand at 800-758-5804, ext. 667125, or at www.prnewswire.com or at www.owens-minor.com.

Corporate Communications and Investor Relations

804-747-9794


56
--

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2001.

              OWENS & MINOR, INC.

/s/ G. Gilmer Minor, III
-----------------------------
 G. Gilmer Minor, III
 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 5th day of March 2001 and in the capacities indicated.

  /s/ G. Gilmer Minor, III        Chairman and Chief
   __________________________     Executive Officer and
      G. Gilmer Minor, III        Director (Principal
                                  Executive Officer)


    /s/ Richard F. Bozard         Vice President and
   __________________________     Treasurer Acting Chief
        Richard F. Bozard         Financial Officer
                                  (Principal Financial
                                  Officer)

      /s/ Olwen B. Cape           Vice President and
   __________________________     Controller (Principal
          Olwen B. Cape           Accounting Officer)

 /s/ A. Marshall Acuff, Jr.       Director
   __________________________
     A. Marshall Acuff, Jr.


    /s/ Henry A. Berling          Director
   __________________________
        Henry A. Berling

   /s/ Josiah Bunting, III        Director
   __________________________
       Josiah Bunting, III

     /s/ John T. Crotty           Director
   __________________________
         John T. Crotty

 /s/ James B. Farinholt, Jr.      Director
   __________________________
     James B. Farinholt, Jr.

    /s/ Vernard W. Henley         Director
   __________________________
        Vernard W. Henley

    /s/ E. Morgan Massey          Director
   __________________________
        E. Morgan Massey

    /s/ Peter S. Redding          Director
   __________________________
        Peter S. Redding

     /s/ James E. Rogers          Director
   __________________________
         James E. Rogers

     /s/ James E. Ukrop           Director
   __________________________
         James E. Ukrop

  /s/ Anne Marie Whittemore       Director
   __________________________
      Anne Marie Whittemore

                              Owens & Minor, Inc.
                            Statement of Differences

1. The printed Annual Report and Form 10-K contains numerous graphs and photographs not incorporated into the electronic Form 10-K.

2. Pages 1-13, 16 and 17 of the printed document have not been included in the electronic document, as they do not contain items required by Form 10-K.

3. The 10-K cover sheet and index, presented on pages 54 and 55 of the printed document, have been repositioned to the front of the electronic document.

INDEX TO EXHIBITS
DESCRIPTION

3.1 Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)

3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 3, for the quarter ended June 30, 1999)

4.1 Indenture dated as of May 29, 1996 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc., Lyons Physician Supply Company, A. Kuhlman & Co., Stuart Medical, Inc., as Guarantors, and Crestar Bank, as Trustee ("Notes Indenture") (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4(a), for the quarter ended June 30, 1996)

4.2 Supplemental Indenture No. 1 dated as of May 12, 1998 to Notes Indenture (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 1998)

4.3 Amended and Restated Rights Agreement dated as of May 10, 1994 between Owens & Minor, Inc. and Bank of New York, as successor Rights Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

4.4 Credit Agreement dated as of April 24, 2000 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified therein, First Union National Bank and Suntrust Bank, as Syndication Agents, Bank One, N.A., as Managing Agent, The Bank of Nova Scotia, as Co-Agent, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q , Exhibit 4, for the quarter ended March 31, 2000)

4.5 Junior Subordinated Debentures Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.1)

4.6 First Supplemental Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.2)

4.7 Registration Rights Agreement dated as of May 13, 1998 between Owens & Minor, Inc. and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co. (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.3)

4.8 Amended and Restated Declaration of Trust of Owens & Minor Trust I (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.4)

4.9   Restated Certificate of Trust of Owens & Minor Trust I (included in
      Exhibit 4.7)

4.10  Form of $2.6875 Term Convertible Security (included in Exhibit 4.7)

4.11  Form of 5.375% Junior Subordinated Convertible Debenture (included in
      Exhibit 4.5)

4.12 Owens & Minor, Inc. Guarantee Agreement dated as of May 13, 1998 (incorporated herein by reference to the Company's Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.8)

10.1 Owens & Minor, Inc. Annual Incentive Plan (incorporated herein by reference to the Company's definitive Proxy Statement dated March 25,
      1991)*

10.2 Owens & Minor, Inc. Management Equity Ownership Program, as amended effective December 18, 2000* -- filed herewith

10.3 Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 1, 2000* -- filed herewith

10.4 Forms of Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10.8, for the year ended December 31, 1998)*

10.5 Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.6 Amended and Restated Owens & Minor, Inc. 1993 Directors' Compensation Plan ("Directors' Plan") (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31,
      1996)*

10.7 The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors' Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

10.8 Owens & Minor, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Annex A of the Company's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.9 Amendment to 1998 Stock Option and Incentive Plan (incorporated herein by reference to the Company's Annual Report of Form 10-K, Exhibit 10.14, for the year ended December 31, 1999)*

10.10 Owens & Minor, Inc. 1998 Directors' Compensation Plan (incorporated herein by reference from Annex B of the Company's definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.11 Amendment No. 1 to Owens & Minor, Inc. 1998 Directors' Compensation Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.12 Form of Enhanced Authorized Distribution Agency Agreement dated as of August 20, 1997 between VHA, Inc. and Owens & Minor (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, Exhibit 10(d), for the quarter ended September 30, 1997)**

10.13 Receivables Purchase Agreement dated as of July 14, 2000 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, National Association, and The Bank of Nova Scotia (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q , Exhibit 10(a), for the quarter ended June 30, 2000)

10.14 Receivables Sale Agreement dated as of July 14, 2000 among Koley's Medical Supply, Inc., Owens & Minor Medical, Inc., Owens & Minor West, Inc., Stuart Medical, Inc. and O&M Funding Corp. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q , Exhibit 10(b), for the quarter ended June 30, 2000)

11.1  Calculation of Net Income Per Common Share Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements,
      Note 14 - Net Income per Common Share

21.1  Subsidiaries of Registrant

23.1  Consent of KPMG LLP, independent auditors

*      Management contract or compensatory plan or arrangement.

** The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.