Form 10-Q
period 2001-03-31
OWENS & MINOR INC/VA/
filed 2001-05-07
CIK 75252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------
                                       OR
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

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of April 26, 2001, was 33,376,663 shares.

                     Owens & Minor, Inc. and Subsidiaries
                                     Index

                                                                                  Page
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Income - Three Months
                  Ended March 31, 2001 and 2000                                     3

                  Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000                              4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2001 and 2000                        5

                  Notes to Consolidated Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

Part II. Other Information

         Item 1.  Legal Proceedings                                                17

         Item 6.  Exhibits and Reports on Form 8-K                                 17

Part I.  Financial Information

Item 1.  Financial Statements

                     Owens & Minor, Inc. and Subsidiaries
                       Consolidated Statements of Income

(in thousands, except per share data)
(unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                   --------------------------------------
                                                                         2001                    2000
                                                                   ---------------          --------------
Net sales                                                          $       924,508          $      856,742
Cost of goods sold                                                         825,625                 764,781
                                                                   ---------------          --------------

Gross margin                                                                98,883                  91,961
                                                                   ---------------          --------------

Selling, general and administrative expenses                                72,701                  67,426
Depreciation and amortization                                                5,607                   5,161
Interest expense, net                                                        3,423                   3,305
Discount on accounts receivable securitization                               1,609                   1,859
Distributions on mandatorily redeemable
     preferred securities                                                    1,774                   1,774
                                                                   ---------------          --------------
Total expenses                                                              85,114                  79,525
                                                                   ---------------          --------------

Income before income taxes                                                  13,769                  12,436
Income tax provision                                                         6,058                   5,596
                                                                   ---------------          --------------

Net income                                                         $         7,711          $        6,840
                                                                   ===============          ==============

Net income per common share - basic                                $          0.23          $         0.21
                                                                   ===============          ==============

Net income per common share - diluted                              $          0.22          $         0.20
                                                                   ===============          ==============

Cash dividends per common share                                    $        0.0625          $       0.0600
                                                                   ===============          ==============

 See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets

(in thousands, except per share data)                          March 31,              December 31,
                                                                  2001                    2000
                                                              -----------             -------------
                                                              (unaudited)
Assets
Current assets
  Cash and cash equivalents                                  $        949             $         626
  Accounts and notes receivable, net
    of allowance of $6,459 and $6,419                             250,955                   261,905
  Merchandise inventories                                         335,785                   315,570
  Other current assets                                             14,148                    16,190
                                                             ------------             -------------
  Total current assets                                            601,837                   594,291
Property and equipment, net of accumulated
  depreciation of $60,027 and $58,876                              26,848                    24,239
Goodwill, net of accumulated
  amortization of $35,474 and $33,977                             203,352                   204,849
Other assets, net                                                  42,643                    44,169
                                                             ------------             -------------
  Total assets                                               $    874,680             $     867,548
                                                             ============             =============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                           $    297,094             $     291,507
  Accrued payroll and related liabilities                           4,244                     9,940
  Other accrued liabilities                                        61,843                    59,207
                                                             ------------             -------------
  Total current liabilities                                       363,181                   360,654
Long-term debt                                                    150,689                   152,872
Other liabilities                                                   9,604                     9,250
                                                             ------------             -------------
  Total liabilities                                               523,474                   522,776
                                                             ------------             -------------
Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust, holding solely
     convertible debentures of Owens & Minor, Inc.                132,000                   132,000
                                                             ------------             -------------
Shareholders' equity
  Preferred stock, par value $100 per share;
     authorized - 10,000 shares
     Series A; Participating Cumulative
        Preferred Stock; none issued                                    -                         -
  Common stock, par value $2 per share;
     authorized - 200,000 shares; issued and
     outstanding - 33,293 shares and 33,180 shares                 66,586                    66,360
  Paid-in capital                                                  18,568                    18,039
  Retained earnings                                               134,632                   129,001
  Accumulated other comprehensive loss                               (580)                     (628)
                                                             ------------             -------------
  Total shareholders' equity                                      219,206                   212,772
                                                             ------------             -------------
  Total liabilities and shareholders' equity                 $    874,680             $     867,548
                                                             ============             =============

See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



(in thousands)                                                                     Three Months Ended
(unaudited)                                                                             March 31,
                                                                            ---------------------------------
                                                                              2001                     2000
                                                                            ---------               ---------
Operating activities
Net income                                                                  $   7,711               $   6,840
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization                                                5,607                   5,161
   Provision for LIFO reserve                                                   1,300                   1,200
   Provision for losses on accounts and notes receivable                          248                      94
   Sales of accounts receivable, net                                           15,000                   2,064
   Changes in operating assets and liabilities:
     Accounts and notes receivable                                             (4,298)                 16,956
     Merchandise inventories                                                  (21,515)                  2,567
     Accounts payable                                                          11,187                  (1,793)
     Net change in other current assets
       and current liabilities                                                 (1,690)                  6,566
   Other, net                                                                     923                   1,740
                                                                            ---------               ---------
Cash provided by operating activities                                          14,473                  41,395
                                                                            ---------               ---------

Investing activities
Additions to property and equipment                                            (5,013)                 (1,268)
Additions to computer software                                                   (590)                 (2,872)
Other, net                                                                        109                      20
                                                                            ---------               ---------
Cash used for investing activities                                             (5,494)                 (4,120)
                                                                            ---------               ---------

Financing activities
Reduction of debt                                                              (1,600)                (22,600)
Other financing, net                                                           (5,600)                (12,822)
Cash dividends paid                                                            (2,080)                 (1,970)
Proceeds from exercise of stock options                                           624                       -
                                                                            ---------               ---------
Cash used for financing activities                                             (8,656)                (37,392)
                                                                            ---------               ---------

Net increase (decrease) in cash and cash equivalents                              323                    (117)
Cash and cash equivalents at beginning of period                                  626                     669
                                                                            ---------               ---------
Cash and cash equivalents at end of period                                  $     949               $     552
                                                                            =========               =========

See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (unaudited)

1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2001 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.

2.   Interim Results of Operations

     The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.   Interim Gross Margin Reporting

     The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three month periods ended March 31, 2001 and 2000 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

4.   Reclassification of Shipping Fees

     In the fourth quarter of 2000, the company adopted the provisions of Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. As a result, the company reclassified certain amounts billed to customers for shipping from selling, general and administrative (SG&A) expenses to net sales for all prior periods. As a result, net sales, gross margin, and SG&A expenses for the first quarter of 2000 have been increased by $2.2 million.

5.   Acquisition

     In 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. The acquisition has been accounted for by the purchase method. In connection with the acquisition, management adopted a plan for integration of the businesses which includes closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the activity in the accrual since December 31, 2000:

          (in thousands)                    Balance at                       Balance at
                                           December 31,                       March 31,
                                               2000            Charges          2001
          -----------------------------------------------------------------------------
          Losses under lease commitments      $1,285             $ 7             $1,278
          Employee separations                    83              19                 64
          Other                                  281               -                281
          -----------------------------------------------------------------------------
          Total                               $1,649             $26             $1,623
          =============================================================================

   As of March 31, 2001, approximately 40 employees had been terminated. No employees were terminated under the plan in the first quarter of 2001. The integration of the Medix business is expected to be completed by late 2001.


6. Restructuring Reserve

   As a result of the cancellation of a significant customer contract in 1998, the company recorded a nonrecurring restructuring charge to downsize operations. The following table sets forth the activity in the restructuring reserve since December 31, 2000:

          (in thousands)                             Balance at                      Balance at
                                                    December 31,                      March 31,
                                                        2000          Charges           2001
          -------------------------------------------------------------------------------------
          Losses under lease commitments               $2,718          $117             $2,601
          Asset write-offs                                821             -                821
          -------------------------------------------------------------------------------------
          Total                                        $3,539          $117             $3,422
          =====================================================================================

7. Off Balance Sheet Receivables Financing Facility

   Under the terms of its Receivables Financing Facility, O&M Funding is entitled to transfer, without recourse, certain of the company's trade receivables and receive up to $225.0 million from a group of unrelated third party purchasers. At March 31, 2001 and December 31, 2000, net accounts receivable of $95.0 million and $80.0 million had been sold under the agreement and, as a result, have been excluded from the consolidated balance sheet.

8. Derivative Financial Instruments

   On January 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting treatment for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

   The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company's desired mix of fixed to floating rate financing, and to minimize interest expense related to fixed rate financing. The company's interest rate swap agreements as of March 31, 2001 included $100.0 million notional amounts that effectively converted a portion of the company's fixed rate financing instruments to variable rates. These swaps are designated as fair value hedges of a portion of the company's 10.875% Senior Subordinated 10-year Notes (Notes), and are assumed to have no ineffectiveness under the provisions of SFAS 133. The adoption of this Standard did not have a material impact on the company's results of operations or financial position.

9.   Comprehensive Income

     The company's comprehensive income for the three months ended March 31, 2001 and 2000 is shown in the table below. Other comprehensive income is comprised of changes in unrealized gain or loss on investment, net of income tax.

     (in thousands)                                                                             Three Months Ended
                                                                                                     March 31,
                                                                                    -------------------------------------------
                                                                                           2001                      2000
                                                                                    -----------------          ----------------
     Net income                                                                           $7,711                    $6,840
     Other comprehensive income - change in unrealized gain (loss) on investment,
      net of tax                                                                              48                     1,266
                                                                                    -----------------          ----------------
     Comprehensive income                                                                 $7,759                    $8,106
                                                                                    =================          ================

10.  Net Income per Common Share
     The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)                                                          Three Months Ended
                                                                                                   March 31,
                                                                                  --------------------------------------------
                                                                                          2001                      2000
                                                                                  -------------------        -----------------
Numerator:
Numerator for basic net income per common share - net income                                  $ 7,711                  $ 6,840
     Distributions on convertible mandatorily redeemable preferred securities,
        net of income taxes                                                                       993                      976
------------------------------------------------------------------------------------------------------------------------------
Numerator for diluted net income per common share - net income attributable
     to common stock after assumed conversions                                                $ 8,704                  $ 7,816
------------------------------------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic net income per common share - weighted average shares                    32,989                   32,585
    Effect of dilutive securities:
       Conversion of mandatorily redeemable preferred securities                                6,400                    6,400
       Stock options and restricted stock                                                         524                      234
------------------------------------------------------------------------------------------------------------------------------
Denominator for diluted net income per common share - adjusted weighted
    average shares and assumed conversions                                                     39,913                   39,219
------------------------------------------------------------------------------------------------------------------------------
Net income per common share - basic                                                           $  0.23                  $  0.21
Net income per common share - diluted                                                         $  0.22                  $  0.20
==============================================================================================================================

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

Condensed Consolidating Financial Information

(in thousands)

For the three months ended                                         Owens &          Guarantor       Non-guarantor
March 31, 2001                                                   Minor, Inc.      Subsidiaries       Subsidiaries      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                     $            -    $      924,508    $             -    $      924,508
Cost of goods sold                                                         -           825,625                  -           825,625
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                               -            98,883                  -            98,883
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                               -            72,444                257            72,701
Depreciation and amortization                                              -             5,607                  -             5,607
Interest expense, net                                                  4,383              (960)                 -             3,423
Intercompany interest expense, net                                    (1,826)            7,432             (5,606)                -
Discount on accounts receivable securitization                             -                 3              1,606             1,609
Distributions on mandatorily redeemable preferred securities               -                 -              1,774             1,774
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                         2,557            84,526             (1,969)           85,114
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                     (2,557)           14,357              1,969            13,769
Income tax provision (benefit)                                        (1,125)            6,302                881             6,058
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $       (1,432)   $        8,055    $         1,088    $        7,711
====================================================================================================================================

For the three months ended                                         Owens &          Guarantor       Non-guarantor
March 31, 2000                                                   Minor, Inc.      Subsidiaries       Subsidiaries    Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                       $          -        $  856,742          $       -       $   856,742
Cost of goods sold                                                         -           764,781                  -           764,781
-----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                               -            91,961                  -            91,961
-----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                               -            67,141                285            67,426
Depreciation and amortization                                              -             5,161                  -             5,161
Interest expense, net                                                  4,576            (1,271)                 -             3,305
Intercompany interest expense, net                                    (2,164)            7,199             (5,035)                -
Discount on accounts receivable securitization                             -                 7              1,852             1,859
Distributions on mandatorily redeemable preferred securities               -                 -              1,774             1,774
-----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                         2,412            78,237             (1,124)           79,525
===================================================================================================================================
Income (loss) before income taxes                                     (2,412)           13,724              1,124            12,436
Income tax provision (benefit)                                        (1,061)            5,995                662             5,596
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $     (1,351)       $    7,729          $     462       $     6,840
===================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

====================================================================================================================================
                                                          Owens &         Guarantor     Non-guarantor
March 31, 2001                                          Minor, Inc.      Subsidiaries   Subsidiaries    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets

Assets

Current assets

  Cash and cash equivalents                              $      507        $      441   $        1    $         -        $      949
  Accounts and notes receivable, net                              -            11,885      239,070              -           250,955
  Merchandise inventories                                         -           335,785            -              -           335,785
  Intercompany advances, net                                129,167            80,027     (209,194)             -                 -
  Other current assets                                            4            14,144            -              -            14,148
------------------------------------------------------------------------------------------------------------------------------------
  Total current assets                                      129,678           442,282       29,877              -           601,837

Property and equipment, net                                       -            26,845            3              -            26,848
Goodwill, net                                                     -           203,352            -              -           203,352
Intercompany investments                                    305,441            15,001      136,083       (456,525)                -
Other assets, net                                             8,543            33,969          131              -            42,643
------------------------------------------------------------------------------------------------------------------------------------
  Total assets                                           $  443,662        $  721,449   $  166,094    $  (456,525)       $  874,680
====================================================================================================================================
Liabilities and shareholders' equity

Current liabilities

  Accounts payable                                       $        -        $  297,094   $        -    $         -        $  297,094
  Accrued payroll and related liabilities                         -             4,244            -              -             4,244
  Other accrued liabilities                                   5,367            57,008         (532)             -            61,843
------------------------------------------------------------------------------------------------------------------------------------
  Total current liabilities                                   5,367           358,346         (532)             -           363,181

Long-term debt                                              150,689                 -            -              -           150,689
Intercompany long-term debt                                 136,083                 -            -       (136,083)                -
Other liabilities                                              (930)           10,536           (2)             -             9,604
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                         291,209           368,882         (534)      (136,083)          523,474
------------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust, holding
  solely convertible debentures of Owens & Minor, Inc.            -                 -      132,000              -           132,000
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity

  Common stock                                               66,586            40,879        5,583        (46,462)           66,586
  Paid-in capital                                            18,568           258,979       15,001       (273,980)           18,568
  Retained earnings                                          67,879            52,709       14,044              -           134,632
  Accumulated other comprehensive loss                         (580)                -            -              -              (580)
------------------------------------------------------------------------------------------------------------------------------------
  Total shareholders' equity                                152,453           352,567       34,628       (320,442)          219,206
------------------------------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity             $  443,662        $  721,449   $  166,094    $  (456,525)       $  874,680
====================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)
====================================================================================================================================
                                                           Owens &       Guarantor      Non-guarantor
December 31, 2000                                         Minor, Inc.    Subsidiaries   Subsidiaries   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                                $       507  $        118      $           1  $         -   $         626
 Accounts and notes receivable, net                                 -        24,224            237,681            -         261,905
 Merchandise inventories                                            -       315,570                  -            -         315,570
 Intercompany advances, net                                   129,447        79,645           (209,092)           -               -
 Other current assets                                              17        16,173                  -            -          16,190
-----------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                         129,971       435,730             28,590            -         594,291
Property and equipment, net                                         -        24,236                  3            -          24,239
Goodwill, net                                                       -       204,849                  -            -         204,849
Intercompany investments                                      305,441        15,001            136,083     (456,525)              -
Other assets, net                                               8,735        35,157                277            -          44,169
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                             $   444,147  $    714,973      $     164,953  $  (456,525)  $     867,548
===================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                         $         -  $    291,507      $           -  $         -   $     291,507
 Accrued payroll and related liabilities                            -         9,940                  -            -           9,940
 Other accrued liabilities                                      1,632        58,159               (584)           -          59,207
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                      1,632       359,606               (584)           -         360,654
Long-term debt                                                152,200           672                  -            -         152,872
Intercompany long-term debt                                   136,083             -                  -     (136,083)              -
Other liabilities                                                (930)       10,183                 (3)           -           9,250
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                            288,985       370,461               (587)    (136,083)        522,776
-----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust, holding
 solely convertible debentures of Owens & Minor, Inc.               -             -            132,000            -         132,000
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                                  66,360        40,879              5,583      (46,462)         66,360
 Paid-in capital                                               18,039       258,979             15,001     (273,980)         18,039
 Retained earnings                                             71,391        44,654             12,956            -         129,001
 Accumulated other comprehensive loss                            (628)            -                  -            -            (628)
-----------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                   155,162       344,512             33,540     (320,442)        212,772
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity               $   444,147  $    714,973      $     164,953  $  (456,525)  $     867,548
===================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
For the three months ended                                        Owens &          Guarantor       Non-guarantor
March 31, 2001                                                  Minor, Inc.      Subsidiaries       Subsidiaries      Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows

Operating activities

Net income (loss)                                                $   (1,432)      $     8,055         $    1,088        $    7,711

Adjustments to reconcile net income (loss) to cash provided by operating activities:

  Depreciation and amortization                                           -             5,607                  -             5,607

  Provision for LIFO reserve                                              -             1,300                  -             1,300

  Provision for losses on accounts and notes receivable                   -               465               (217)              248

  Sales of accounts receivable, net                                       -                 -             15,000            15,000

  Changes in operating assets and liabilities:

    Accounts and notes receivable                                         -            11,874            (16,172)           (4,298)

    Merchandise inventories                                               -           (21,515)                 -           (21,515)

    Accounts payable                                                      -            11,187                  -            11,187

    Net change in other current assets
           and current liabilities                                    3,746            (5,608)               172            (1,690)
  Other, net                                                            462               434                 27               923
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                      2,776            11,799               (102)           14,473
------------------------------------------------------------------------------------------------------------------------------------
Investing activities

Additions to property and equipment                                       -            (5,013)                 -            (5,013)

Additions to computer software                                            -              (590)                 -              (590)

Other, net                                                                -               109                  -               109
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                        -            (5,494)                 -            (5,494)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities

Reduction of debt                                                    (1,600)                -                  -            (1,600)

Change in intercompany advances                                         280              (382)               102                 -

Other financing, net                                                      -            (5,600)                 -            (5,600)

Cash dividends paid                                                  (2,080)                -                  -            (2,080)

Proceeds from exercise of stock options                                 624                 -                  -               624
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                     (2,776)           (5,982)               102            (8,656)
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 -               323                  -               323

Cash and cash equivalents at beginning of period                        507               118                  1               626
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $      507       $       441         $        1        $      949
------------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)

====================================================================================================================================
For the three months ended                                           Owens &         Guarantor      Non-guarantor
March 31, 2000                                                     Minor, Inc.     Subsidiaries      Subsidiaries    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                                  $    (1,351)        $   7,729        $       462   $     6,840
Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
 Depreciation and amortization                                               -             5,161                  -         5,161
 Provision for LIFO reserve                                                  -             1,200                  -         1,200
 Provision for losses on accounts and notes receivable                       -               210               (116)           94
 Sales of accounts receivable, net                                           -                 -              2,064         2,064
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                             -            30,442            (13,486)       16,956
   Merchandise inventories                                                   -             2,617                (50)        2,567
   Accounts payable                                                          -            (1,823)                30        (1,793)
   Net change in other current assets
          and current liabilities                                        3,750             2,536                280         6,566
 Other, net                                                                477             1,263                  -         1,740
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                         2,876            49,335            (10,816)       41,395
---------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                                          -            (1,264)                (4)       (1,268)
Additions to computer software                                               -            (2,872)                 -        (2,872)
Other, net                                                                   -                20                  -            20
---------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                           -            (4,116)                (4)       (4,120)
---------------------------------------------------------------------------------------------------------------------------------
Financing activities
Reduction of debt                                                      (22,600)                -                  -       (22,600)
Change in intercompany advances                                         21,694           (32,511)            10,817             -
Other financing, net                                                         -           (12,822)                 -       (12,822)
Cash dividends paid                                                     (1,970)                -                  -        (1,970)
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                        (2,876)          (45,333)            10,817       (37,392)
---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                    -              (114)                (3)         (117)
Cash and cash equivalents at beginning of period                           507               158                  4           669
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $       507         $      44        $         1   $       552
=================================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2000. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

Financial Condition, Liquidity and Capital Resources
Liquidity. Combined outstanding debt and off balance sheet accounts receivable securitization increased by $13.5 million to $247.0 million at March 31, 2001, from $233.5 million at December 31, 2000. This increase was primarily a result of increased inventory levels to support current sales volume. Excluding sales of accounts receivable and their subsequent collections under the receivables financing facility, $0.5 million of cash was used for operating activities in the first three months of 2001, compared with $39.3 million provided by operating activities in the first quarter of 2000. This decrease in operating cash flow resulted primarily from increased purchases of inventory necessary to support current sales volume.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2001, the company had $224.4 million of unused credit under its revolving credit facility and the ability to sell an additional $130.0 million of accounts receivable under its receivables financing facility.

Working Capital Management. The company's working capital increased by $5.0 million from December 31, 2000 to $238.7 million at March 31, 2001, primarily due to increased inventory levels.

Capital Expenditures. Capital expenditures were $5.6 million in the first three months of 2001, including $3.3 million for the purchase of land to be used for the company's future headquarters. The company spent $1.5 million to purchase computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology, including system upgrades and the development of electronic commerce. These capital expenditures are expected to be funded through cash flow from operations.

Results of Operations
First quarter of 2001 compared with first quarter of 2000
Net sales. Net sales increased 8% to $924.5 million in the first quarter of 2001 from $856.7 million in the first quarter of 2000. This increase resulted primarily from further penetration of existing accounts.

Gross margin. Gross margin for the first quarter of 2001 was 10.7% of net sales, consistent with the first quarter of 2000. Customer margins decreased slightly from last year. These decreases, however, were offset by favorable vendor initiatives.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses for the first quarter of 2001 were 7.9% of net sales, consistent with the first quarter of 2000.

Depreciation and amortization. Depreciation and amortization expense for the quarter increased to $5.6 million, or 9% from the first quarter of 2000. Excluding goodwill amortization of $1.5 million in both periods, depreciation and amortization increased 12% primarily as a result of continued investments in computer software.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Net financing costs totaled $5.0 million for the first quarter of 2001, compared with $5.2 million in the first quarter of 2000. Excluding collections of customer finance charges, financing costs for the first quarter decreased $0.2 million from the first quarter of 2000. While market interest rates were slightly higher in the first quarter of 2001, average outstanding financing decreased from the same period of 2000.

The company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Income taxes. The income tax provision was $6.1 million in the first quarter of 2001 compared with $5.6 million in the same period in 2000. The effective tax rate was 44.0%, compared to 45.0% for the same period in 2000. This rate decrease results primarily from decreases in certain nondeductible expenses.

Net income. Net income increased to $7.7 million in the first quarter of 2001 from $6.8 million in the first quarter of 2000. The increase is primarily due to the increase in sales while controlling operating and financing costs.

Recent Accounting Pronouncements
In September 2000, the Financial Accounting Standards Board issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 of the same title. SFAS 140 revises the standards for securitizations and other transfers of financial assets and expands the disclosure requirements for such transactions, while carrying over many of the provisions of SFAS 125 without change. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. Management expects that the pronouncement will not require a change in the company's accounting treatment of sales of accounts receivable under its Receivables Financing Facility, or have any material effect on the company's consolidated financial position, results of operations, or cash flows. The company adopted the disclosure requirements of SFAS 140 in 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II.  Other Information

Item 1.  Legal Proceedings

Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Through March 31, 2001, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     None.

(b)  Reports on Form 8-K
     The company filed a Current Report on Form 8-K dated March 20, 2001, under Items 5 and 7, with respect to the appointment of Jeffrey Kaczka as Senior Vice President, Chief Financial Officer of the company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Owens & Minor, Inc.
                              ----------------------------
                              (Registrant)



Date   May 7, 2001            /s/ Jeffrey Kaczka
    -----------------         ____________________________
                              Jeffrey Kaczka
                              Senior Vice President
                              Chief Financial Officer



Date   May 7, 2001            /s/ Olwen B. Cape
    -----------------         ____________________________
                              Olwen B. Cape
                              Vice President & Controller
                              Chief Accounting Officer