Form 10-Q
period 2001-06-30
OWENS & MINOR INC/VA/
filed 2001-08-13
CIK 75252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     June 30, 2001
                                                   -------------
                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from  _________ to  __________

                  Commission file number      1-9810
                                              -------------

                              Owens & Minor, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

 Virginia                                   54-1701843
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4800 Cox Road, Glen Allen, Virginia                          23060
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Post Office Box 27626, Richmond, Virginia                   23261-7626
--------------------------------------------------------------------------------
(Mailing address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   (804) 747-9794
                                                     --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No      _
                                              -------     -----

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of July 31, 2001, was 33,787,253 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                      Index



                                                                                     Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Statements of Income - Three Months and
                  Six Months Ended June 30, 2001 and 2000                             3

                  Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                                 4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                             5

                  Notes to Consolidated Financial Statements                          6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19

Part II. Other Information

         Item 1.  Legal Proceedings                                                  20

         Item 2.  Changes in Securities and Use of Proceeds                          20

         Item 4.  Submission of Matters to a Vote of Shareholders                    20

         Item 6.  Exhibits and Reports on Form 8-K                                   21


Part I.  Financial Information

Item 1.  Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                        Consolidated Statements of Income

(in thousands, except per share data)
(unaudited)

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                             June 30,
                                                    -----------------------------        ----------------------------
                                                         2001             2000              2001             2000
                                                    -----------       -----------        -----------------------------
Net sales                                           $   953,531       $   875,230       $ 1,878,039       $ 1,731,972
Cost of goods sold                                      852,810           782,427         1,678,435         1,547,208
                                                    -----------       -----------       -----------       -----------

Gross margin                                            100,721            92,803           199,604           184,764
                                                    -----------       -----------       -----------       -----------

Selling, general and administrative expenses             73,294            66,924           145,995           134,350
Depreciation and amortization                             5,621             5,270            11,228            10,431
Interest expense, net                                     3,385             3,053             6,808             6,358
Discount on accounts receivable securitization            1,296             1,959             2,905             3,818
Distributions on mandatorily redeemable
     preferred securities                                 1,774             1,774             3,548             3,548
Restructuring credit                                     (1,476)             (750)           (1,476)             (750)
                                                    -----------       -----------       -----------       -----------
Total expenses                                           83,894            78,230           169,008           157,755
                                                    -----------       -----------       -----------       -----------

Income before income taxes                               16,827            14,573            30,596            27,009
Income tax provision                                      7,404             6,558            13,462            12,154
                                                    -----------       -----------       -----------       -----------
Net income                                          $     9,423       $     8,015       $    17,134       $    14,855
                                                    ===========       ===========       ===========       ===========
Net income per common share-basic                   $      0.28       $      0.25       $      0.52       $      0.46
                                                    ===========       ===========       ===========       ===========

Net income per common share-diluted                 $      0.26       $      0.23       $      0.48       $      0.43
                                                    ===========       ===========       ===========       ===========

Cash dividends per common share                     $      0.07       $    0.0625       $    0.1325       $    0.1225
                                                    ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                          Consolidated Balance Sheets


(in thousands, except per share data)                              June 30,      December 31,
                                                                     2001           2000
                                                                   ---------       ---------
                                                                  (unaudited)
Assets
Current assets
  Cash and cash equivalents                                       $   1,423       $     626
  Accounts and notes receivable, net
     of allowance of $6,389 and $6,419                              245,277         261,905
  Merchandise inventories                                           376,277         315,570
  Other current assets                                               16,850          16,190
                                                                  ---------       ---------

  Total current assets                                              639,827         594,291
Property and equipment, net of accumulated
  depreciation of $62,129 and $58,876                                26,789          24,239
Goodwill, net of accumulated amortization
  of $36,971 and $33,977                                            201,855         204,849
Other assets, net                                                    42,706          44,169
                                                                  ---------       ---------
     Total assets                                                 $ 911,177       $ 867,548
                                                                  =========       =========

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                $ 319,244       $ 291,507
  Accrued payroll and related liabilities                             8,216           9,940
  Other accrued liabilities                                          52,011          59,207
                                                                  ---------       ---------
  Total current liabilities                                         379,471         360,654
Long-term debt                                                      156,100         152,872
Other liabilities                                                     9,989           9,250
                                                                  ---------       ---------
  Total liabilities                                                 545,560         522,776
                                                                  ---------       ---------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust, holding solely convertible
  debentures of Owens & Minor, Inc.                                 132,000         132,000
                                                                  ---------       ---------
Shareholders' equity
 Preferred stock, par value $100 per share;
   authorized - 10,000 shares
     Series A; Participating Cumulative
    Preferred Stock; none issued                                         --              --
 Common stock, par value $2 per share;
   authorized - 200,000 shares; issued and
   outstanding - 33,758 shares and 33,180 shares                     67,516          66,360
 Paid-in capital                                                     25,030          18,039
 Retained earnings                                                  141,694         129,001
 Accumulated other comprehensive loss                                  (623)           (628)
                                                                  ---------       ---------
 Total shareholders' equity                                         233,617         212,772
                                                                  ---------       ---------
 Total liabilities and shareholders' equity                       $ 911,177       $ 867,548
                                                                  =========       =========

See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



(in thousands)                                                    Six Months Ended
(unaudited)                                                           June 30,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------

Operating activities
Net income                                                    $ 17,134       $ 14,855
Adjustments to reconcile net income to cash
 provided by operating activities:
   Depreciation and amortization                                11,228         10,431
   Restructuring credit                                         (1,476)          (750)
   Provision for LIFO reserve                                    2,025          1,750
   Provision for losses on accounts and notes receivable           374            404
   Sales of accounts receivable, net                            25,000          2,064
   Changes in operating assets and liabilities:
     Accounts and notes receivable                              (8,746)        12,001
     Merchandise inventories                                   (62,732)       (21,757)
     Accounts payable                                           30,537         27,046
     Net change in other current assets
       and current liabilities                                  (8,115)          (665)
   Other, net                                                    2,953          2,865
                                                              --------       --------
Cash provided by operating activities                            8,182         48,244
                                                              --------       --------

Investing activities
Additions to property and equipment                             (7,210)        (3,726)
Additions to computer software                                  (1,995)        (5,825)
Other, net                                                        (872)           (83)
                                                              --------       --------
Cash used for investing activities                             (10,077)        (9,634)
                                                              --------       --------

Financing activities
Addition to debt                                                 3,900             --
Reduction of debt                                                 (661)       (21,925)
Other financing, net                                            (2,800)       (13,746)
Cash dividends paid                                             (4,441)        (4,022)
Proceeds from exercise of stock options                          6,694          1,044
                                                              --------       --------
Cash provided by (used for) financing activities                 2,692        (38,649)
                                                              --------       --------

Net increase (decrease) in cash and cash equivalents               797            (39)
Cash and cash equivalents at beginning of period                   626            669
                                                              --------       --------
Cash and cash equivalents at end of period                    $  1,423       $    630
                                                              ========       ========


See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.  Accounting Policies

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2001 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2001 and 2000.

2.  Interim Results of Operations

    The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3. Interim Gross Margin Reporting

    The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and six month periods ended June 30, 2001 and 2000 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year- end adjustments.

4.  Reclassification of Shipping Fees

    In the fourth quarter of 2000, the company adopted the provisions of Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. As a result, the company reclassified certain amounts billed to customers for shipping from selling, general and administrative (SG&A) expenses to net sales for all prior periods. As a result, net sales, gross margin, and SG&A expenses for the three months and six months ended June 30, 2000 have been increased by $2.1 million and $4.3 million.

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


(in thousands)                               Balance at                        Balance at
                                         December 31, 2000     Charges       June 30, 2001
    ---------------------------------------------------------------------------------------
     Losses under lease commitments           $1,285           $   25           $1,260
     Employee separations                         83               28               55
     Other                                       281               --              281
    ---------------------------------------------------------------------------------------
     Total                                    $1,649           $   53           $1,596
    =======================================================================================



    As of June 30, 2001, approximately 40 employees had been terminated, including two in the second quarter of 2001. The integration of the Medix business is expected to be completed by late 2001.


6.  Restructuring Reserve

    As a result of the cancellation of a significant customer contract in 1998, the company recorded a nonrecurring restructuring charge to downsize operations. In the second quarter of 2001, the company re-evaluated its estimate of the remaining costs to be incurred in connection with the restructuring plan and reduced the reserve by approximately $1.5 million. The following table sets forth the activity in the restructuring reserve since December 31, 2000:



(in thousands)                            Balance at                                           Balance at
                                      December 31, 2000     Charges        Adjustments       June 30, 2001
    ------------------------------------------------------------------------------------------------------
     Losses under lease commitments      $ 2,718           $   204           $(1,504)           $ 1,010
     Asset write-offs                        821                --                28                849
    ------------------------------------------------------------------------------------------------------
     Total                               $ 3,539           $   204           $(1,476)           $ 1,859
    ======================================================================================================


7.  Off Balance Sheet Receivables Financing Facility

    In the second quarter of 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 of the same title. SFAS 140 revises the standards for securitizations and other transfers of financial assets and expands the disclosure requirements for such transactions, while carrying over many of the provisions of SFAS 125 without change. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. The adoption of this Standard did not require a change in the company's accounting treatment of sales of accounts receivable under its off balance sheet receivables financing facility (Receivables Financing Facility), or have any material effect on the company's consolidated financial position, results of operations, or cash flows. The company adopted the disclosure requirements of SFAS 140 in 2000.

    Under the terms of its Receivables Financing Facility, O&M Funding is entitled to transfer, without recourse, certain of the company's trade receivables and receive up to $225.0 million from a group of unrelated third party purchasers. At June 30, 2001 and December 31, 2000, net accounts receivable of $105.0 million and $80.0 million had been sold under the agreement and, as a result, have been excluded from the consolidated balance sheets.

8.  Derivative Financial Instruments

    On January 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting treatment for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation.

    The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company's desired mix of fixed to floating rate financing, and to minimize interest expense related to fixed rate financing. The company had interest rate swap agreements of $100.0 million notional amounts that effectively converted a portion of the company's fixed rate financing instruments to variable rates, which were cancelled by their respective counterparties on May 28, 2001. These swaps were designated as fair value hedges of a portion of the company's 10.875% Senior Subordinated 10-year Notes due in 2006, and were assumed to have no ineffectiveness under the provisions of SFAS 133. The adoption of this Standard did not have a material impact on the company's results of operations or financial position.

9.  Comprehensive Income

    The company's comprehensive income for the three months and six months ended June 30, 2001 and 2000 is shown in the table below. Other comprehensive income is comprised of changes in unrealized gain or loss on investment, net of income tax.

(in thousands)                                                  Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                             -------------------------------------------------------
                                                                2001            2000            2001           2000
                                                             -----------------------         -----------------------
Net income                                                    $9,423         $ 8,015          $17,134        $14,855
Other comprehensive income - change in unrealized
    gain (loss) on investment, net of tax                        (43)         (1,106)               5            160
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                          $9,380         $ 6,909          $17,139        $15,015
====================================================================================================================

10. Net Income per Common Share

    The following sets forth the computation of basic and diluted net income per common share:



(in thousands, except per share data)                                   Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                    -----------------------------------------------------
                                                                        2001         2000           2001           2000
                                                                    -----------------------       -----------------------
Numerator:
Numerator for basic net income per common share - net income
                                                                     $ 9,423        $ 8,015        $17,134        $14,855
Distributions on convertible mandatorily redeemable
 preferred securities, net of income taxes                               993            976          1,986          1,951
-------------------------------------------------------------------------------------------------------------------------
Numerator for diluted net income per common share - net
 income attributable to common stock after assumed
 conversions                                                         $10,416        $ 8,991        $19,120        $16,806
-------------------------------------------------------------------------------------------------------------------------
Denominator:
Denominator for basic net income per common share - weighted
 average shares                                                       33,284         32,595         33,137         32,590

       Effect of dilutive securities:
          Conversion of mandatorily redeemable
          preferred securities                                         6,400          6,400          6,400          6,400
          Stock options and restricted stock                             683            334            613            284
-------------------------------------------------------------------------------------------------------------------------
Denominator for diluted net income per common share -
 adjusted weighted average shares and assumed   conversions
                                                                      40,367         39,329         40,150         39,274
-------------------------------------------------------------------------------------------------------------------------
Net income per common share - basic                                  $  0.28        $  0.25        $  0.52        $  0.46
Net income per common share - diluted                                $  0.26        $  0.23        $  0.48        $  0.43
=========================================================================================================================


11. Contingency


    In August 2000, the company received notice from the Internal Revenue Service that it has disallowed certain prior year deductions for interest on loans associated with the company's corporate-owned life insurance (COLI) program. Management believes that the company has complied with the tax law as it relates to its COLI program, and has filed an appeal with the Internal Revenue Service. The impact of the disallowance of these deductions, if appeals were unsuccessful, would be approximately $8.8 million after tax, including interest. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material impact on the company's results of operations.

12. Subsequent Event

    In July 2001, the company issued $200.0 million of 8 1/2% Senior Subordinated 10-year notes (2011 Notes) which mature on July 15, 2011. Interest on the 2011 Notes is payable semi-annually on January 15 and July 15, beginning January 15, 2002. The 2011 Notes are redeemable on or after July 15, 2006, at the company's option, subject to certain restrictions. The 2011 Notes are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the company, including all significant subsidiaries other than O&M Funding Corporation and Owens & Minor Trust I. The proceeds from the 2011 Notes were used to retire the 10.875% Senior Subordinated 10-year Notes due in 2006 (2006 Notes) and reduce the amount of accounts receivable sold under the Receivables Financing Facility. The early retirement of the 2006 Notes will result in an extraordinary loss of approximately $7 million, net of tax benefit, which will be recorded in the company's financial statements for the quarter ended September 30, 2001.

13. Condensed Consolidating Financial Information

    The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s 2006 Notes; and the non-guarantor subsidiaries of the 2006 Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

(in thousands)



For the three months ended                               Owens &       Guarantor    Non-guarantor
June 30, 2001                                          Minor, Inc.   Subsidiaries    Subsidiaries   Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                             $       --     $ 953,531      $     --         $       --     $  953,531
Cost of goods sold                                            --       852,810            --                 --        852,810
------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                  --       100,721            --                 --        100,721
------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                  --        73,210            84                 --         73,294
Depreciation and amortization                                 --         5,621            --                 --          5,621
Interest expense, net                                      4,571        (1,186)           --                 --          3,385
Intercompany interest expense, net                        (2,399)        7,106        (4,707)                --             --
Intercompany dividend income                            (126,386)           --            --            126,386             --
Discount on accounts receivable securitization                --             3         1,293                 --          1,296
Distributions on mandatorily redeemable preferred             --            --         1,774                 --          1,774
 securities
Restructuring credit                                          --        (1,476)           --                 --         (1,476)
------------------------------------------------------------------------------------------------------------------------------
Total expenses                                          (124,214)       83,278        (1,556)           126,386         83,894
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               124,214        17,443         1,556           (126,386)        16,827
Income tax provision (benefit)                              (956)        7,676           684                 --          7,404
------------------------------------------------------------------------------------------------------------------------------
Net income                                            $  125,170     $   9,767      $    872         $ (126,386)    $    9,423
==============================================================================================================================


For the three months ended                              Owens &       Guarantor     Non-guarantor
June 30, 2000                                         Minor, Inc.   Subsidiaries     Subsidiaries  Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                            $      --       $ 875,230      $     --         $    --        $  875,230
Cost of goods sold                                          --         782,427            --              --           782,427
------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                --          92,803            --              --            92,803
------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                --          66,649           275              --            66,924
Depreciation and amortization                               --           5,270            --              --             5,270
Interest expense, net                                    4,362          (1,309)           --              --             3,053
Intercompany interest expense, net                      (1,863)          7,379        (5,516)             --                --
Discount on accounts receivable securitization              --               2         1,957              --             1,959
Distributions on mandatorily redeemable preferred           --              --         1,774              --             1,774
 securities
Restructuring credit                                        --            (750)           --              --              (750)
------------------------------------------------------------------------------------------------------------------------------
Total expenses                                           2,499          77,241        (1,510)             --            78,230
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (2,499)         15,562         1,510              --            14,573
Income tax provision (benefit)                          (1,100)          6,845           813              --             6,558
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $  (1,399)      $   8,717      $    697         $    --        $    8,015
------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)



For the six months ended                                    Owens &       Guarantor    Non-guarantor
June 30, 2001                                             Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                $        --    $ 1,878,039    $       --      $        --    $ 1,878,039
Cost of goods sold                                                --      1,678,435            --               --      1,678,435
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                      --        199,604            --               --        199,604
----------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                      --        145,654           341               --        145,995
Depreciation and amortization                                     --         11,228            --               --         11,228
Interest expense, net                                          8,954         (2,146)           --               --          6,808
Intercompany interest expense, net                            (4,225)        14,538       (10,313)              --             --
Intercompany dividend income                                (126,386)            --            --          126,386             --
Discount on accounts receivable securitization                    --              6         2,899               --          2,905
Distributions on mandatorily redeemable preferred                 --             --         3,548               --          3,548
 securities
Restructuring credit                                              --         (1,476)           --               --         (1,476)
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                              (121,657)       167,804        (3,525)         126,386        169,008
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   121,657         31,800         3,525         (126,386)        30,596
Income tax provision (benefit)                                (2,081)        13,978         1,565               --         13,462
----------------------------------------------------------------------------------------------------------------------------------
Net income                                               $   123,738    $    17,822    $    1,960      $  (126,386)   $    17,134
==================================================================================================================================







For the six months ended                                    Owens &       Guarantor    Non-guarantor
June 30, 2000                                             Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                                $        --    $ 1,731,972    $       --      $        --    $ 1,731,972
Cost of goods sold                                                --      1,547,208            --               --      1,547,208
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                      --        184,764            --               --        184,764
----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                      --        133,790           560               --        134,350
Depreciation and amortization                                     --         10,431            --               --         10,431
Interest expense, net                                          8,938         (2,580)           --               --          6,358
Intercompany interest expense, net                            (4,027)        14,578       (10,551)              --             --
Discount on accounts receivable securitization                    --              9         3,809               --          3,818
Distributions on mandatorily redeemable preferred                 --             --         3,548               --          3,548
 securities
Restructuring credit                                              --           (750)           --               --           (750)
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                 4,911        155,478        (2,634)              --        157,755
----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                             (4,911)        29,286         2,634               --         27,009
Income tax provision (benefit)                                (2,161)        12,840         1,475               --         12,154
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $    (2,750)   $    16,446    $    1,159      $        --    $    14,855
==================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

----------------------------------------------------------------------------------------------------------------------------------
                                                             Owens &       Guarantor    Non-guarantor
June 30, 2001                                              Minor, Inc.    Subsidiaries   Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                                  $     507       $     915     $       1      $      --      $   1,423
 Accounts and notes receivable, net                                --           7,723       237,554             --        245,277
 Merchandise inventories                                           --         376,277            --             --        376,277
 Intercompany advances, net                                   134,695          73,099      (207,794)            --             --
 Other current assets                                              --          16,850            --             --         16,850
---------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                         135,202         474,864        29,761             --        639,827
Property and equipment, net                                        --          26,787             2             --         26,789
Goodwill, net                                                      --         201,855            --             --        201,855
Intercompany investments                                      340,023          15,001       136,083       (491,107)            --
Other assets, net                                               8,250          33,456         1,000             --         42,706
---------------------------------------------------------------------------------------------------------------------------------
 Total assets                                               $ 483,475       $ 751,963     $ 166,846      $(491,107)     $ 911,177
=================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                           $      --       $ 319,244     $      --      $      --      $ 319,244
 Accrued payroll and related liabilities                           --           8,216            --             --          8,216
 Other accrued liabilities                                      1,415          51,247          (651)            --         52,011
---------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                      1,415         378,707          (651)            --        379,471
Long-term debt                                                156,100              --            --             --        156,100
Intercompany long-term debt                                   136,083         143,890            --       (279,973)            --
Other liabilities                                                (930)         10,922            (3)            --          9,989
---------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                            292,668         533,519          (654)      (279,973)       545,560
---------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.          --              --       132,000             --        132,000
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                                  67,516          40,879         5,583        (46,462)        67,516
 Paid-in capital                                               25,030         149,671        15,001       (164,672)        25,030
 Retained earnings                                             98,884          27,894        14,916             --        141,694
 Accumulated other comprehensive loss                            (623)             --            --             --           (623)
---------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                   190,807         218,444        35,500       (211,134)       233,617
---------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                 $ 483,475       $ 751,963     $ 166,846      $(491,107)     $ 911,177
=================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)



                                                             Owens &       Guarantor    Non-guarantor
December 31, 2000                                           Minor, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                                  $     507      $     118     $       1        $      --      $     626
 Accounts and notes receivable, net                                --         24,224       237,681               --        261,905
 Merchandise inventories                                           --        315,570            --               --        315,570
 Intercompany advances, net                                   129,447         79,645      (209,092)              --             --
 Other current assets                                              17         16,173            --               --         16,190
----------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                         129,971        435,730        28,590               --        594,291
Property and equipment, net                                        --         24,236             3               --         24,239
Goodwill, net                                                      --        204,849            --               --        204,849
Intercompany investments                                      213,637         15,001       136,083         (364,721)            --
Other assets, net                                               8,735         35,157           277               --         44,169
----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                               $ 352,343      $ 714,973     $ 164,953        $(364,721)     $ 867,548
==================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                           $      --      $ 291,507     $      --        $      --      $ 291,507
 Accrued payroll and related liabilities                           --          9,940            --               --          9,940
 Other accrued liabilities                                      1,632         58,159          (584)              --         59,207
----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                      1,632        359,606          (584)              --        360,654
Long-term debt                                                152,200            672            --               --        152,872
Intercompany long-term debt                                   136,083             --            --         (136,083)            --
Other liabilities                                                (930)        10,183            (3)              --          9,250
----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                            288,985        370,461          (587)        (136,083)       522,776
----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust, holding
     solely convertible debentures of Owens & Minor, Inc.          --             --       132,000               --        132,000
----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                                  66,360         40,879         5,583          (46,462)        66,360
 Paid-in capital                                               18,039        167,175        15,001         (182,176)        18,039
 Retained earnings (accumulated deficit)                      (20,413)       136,458        12,956               --        129,001
 Accumulated other comprehensive loss                            (628)            --            --               --           (628)

 Total shareholders' equity                                    63,358        344,512        33,540         (228,638)       212,772
----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                 $ 352,343      $ 714,973     $ 164,953        $(364,721)     $ 867,548
==================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)



For the six months ended                                    Owens &       Guarantor    Non-guarantor
June 30, 2001                                             Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations    Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income                                               $ 123,738      $  17,822      $   1,960      $(126,386)       $  17,134
Adjustments to reconcile net income to cash
     provided by operating activities:
 Depreciation and amortization                                  --         11,228             --             --           11,228
 Nonrecurring restructuring credit                              --         (1,476)            --             --           (1,476)
 Provision for LIFO reserve                                     --          2,025             --             --            2,025
 Provision for losses on accounts and notes receivable          --            591           (217)            --              374
 Sales of accounts receivable, net                              --             --         25,000             --           25,000
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                --         15,910        (24,656)            --           (8,746)
   Merchandise inventories                                      --        (62,732)            --             --          (62,732)
   Accounts payable                                             --         30,537             --             --           30,537
   Net change in other current assets
          and current liabilities                             (200)        (8,093)           178             --           (8,115)
 Other, net                                                  1,943            984             26             --            2,953
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                      125,481          6,796          2,291       (126,386)           8,182
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                             --         (7,210)            --             --           (7,210)
Additions to computer software                                  --         (1,995)            --             --           (1,995)
Investments in intercompany debt                          (143,890)            --             --        143,890               --
Decrease in intercompany investment                         17,504             --             --        (17,504)              --
Other, net                                                      --            128         (1,000)            --             (872)
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                        (126,386)        (9,077)        (1,000)       126,386          (10,077)
------------------------------------------------------------------------------------------------------------------------------------

Financing activities
Addition to debt                                             3,900             --             --             --            3,900
Reduction of debt                                               --           (661)            --             --             (661)
Proceeds from issuance of intercompany debt                     --        143,890             --       (143,890)              --
Change in intercompany advances                             (5,248)         6,539         (1,291)            --               --
Decrease in intercompany investment                             --        (17,504)            --         17,504               --
Other financing, net                                            --         (2,800)            --             --           (2,800)
Cash dividends paid                                         (4,441)            --             --             --           (4,441)
Intercompany dividends paid                                     --       (126,386)            --        126,386               --
Proceeds from exercise of stock options                      6,694             --             --             --            6,694
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities               905          3,078         (1,291)            --            2,692
------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       --            797             --             --              797
Cash and cash equivalents at beginning of period               507            118              1             --              626
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $     507      $     915      $       1      $      --        $   1,423
===================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)



For the six months ended                                    Owens &     Guarantor     Non-guarantor
June 30, 2000                                             Minor, Inc.  Subsidiaries    Subsidiaries    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                        $ (2,750)       $ 16,446        $  1,159        $      --       $ 14,855
Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities:
 Depreciation and amortization                                 --          10,431              --               --         10,431
 Nonrecurring restructuring credit                             --            (750)             --               --           (750)
 Provision for LIFO reserve                                    --           1,750              --               --          1,750
 Provision for losses on accounts and notes receivable         --             590            (186)              --            404
 Sales of accounts receivable, net                             --              --           2,064               --          2,064
 Changes in operating assets and liabilities:
    Accounts and notes receivable                              --           4,912           7,089               --         12,001
    Merchandise inventories                                    --         (21,708)            (49)              --        (21,757)
    Accounts payable                                           --          27,046              --               --         27,046
    Net change in other current assets
          and current liabilities                            (101)           (776)            212               --           (665)
 Other, net                                                 1,028           1,119             718               --          2,865
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities           (1,823)         39,060          11,007               --         48,244
---------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                            --          (3,722)             (4)              --         (3,726)
Additions to computer software                                 --          (5,825)             --               --         (5,825)
Other, net                                                   (155)             72              --               --            (83)
---------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                           (155)         (9,475)             (4)              --         (9,634)
---------------------------------------------------------------------------------------------------------------------------------

Financing activities
Reduction of debt                                         (21,300)           (625)             --               --        (21,925)
Change in intercompany advances                            27,502         (16,496)        (11,006)              --             --
Other financing, net                                       (1,246)        (12,500)             --               --        (13,746)
Cash dividends paid                                        (4,022)             --              --               --         (4,022)
Proceeds from exercise of stock options                     1,044              --              --               --          1,044
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities            1,978         (29,621)        (11,006)              --        (38,649)
Net decrease in cash and cash equivalents                      --             (36)             (3)              --            (39)
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period              507             158               4               --            669
=================================================================================================================================
Cash and cash equivalents at end of period               $    507        $    122        $      1        $      --       $    630
=================================================================================================================================

Item 2.  Management's Discussion and Analysis of Financial   Condition and
         Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (the company) since December 31, 2000. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 2000 Annual Report on Form 10-K for the year ended December 31, 2000.

Financial Condition, Liquidity and Capital Resources

Liquidity. Combined outstanding debt and off balance sheet accounts receivable securitization increased by $28.2 million from December 31, 2000 to $261.8 million at June 30, 2001. This increase was primarily a result of an increased investment in inventory to support growing sales volume and the initial requirements of new customers. Excluding sales of accounts receivable and their subsequent collections under the receivables financing facility, $16.8 million of cash was used for operating activities in the first six months of 2001, compared with $46.2 million provided by operating activities in the first six months of 2000. This decrease in operating cash flow largely resulted from the increased purchases of inventory mentioned above.

On July 2, 2001, the company issued $200 million of 8 1/2% Senior Subordinated Notes maturing in July 2011. The proceeds from these notes were used to retire the company's $150 million of 10 7/8% Senior Subordinated Notes and reduce the amount of accounts receivable sold under the receivables financing facility. In conjunction with the new notes, the company entered into interest rate swap agreements under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 8 1/2% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. In addition, effective July 12, 2001, the company extended the expiration of its receivables financing facility to July 11, 2002.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 2001, the company had $218.9 million of unused credit under its revolving credit facility and the ability to sell an additional $120.0 million of accounts receivable under its receivables financing facility.

Working Capital Management. The company's working capital increased by $26.7 million from December 31, 2000 to $260.4 million at June 30, 2001, as a result of increased inventory levels. Annualized inventory turnover for the second quarter of 2001 decreased slightly to 9.6 from 9.7 in the fourth quarter of 2000. Accounts receivable, excluding the effect of the company's receivables financing facility, increased by $8.4 million to $350.3 million at June 30, 2001. However, sales growth outpaced this increase, resulting in decreased average days sales outstanding of 32.2 days for the second quarter of 2001, compared to 33.3 days for the fourth quarter of 2000.

Capital Expenditures. Capital expenditures were approximately $9.2 million in the first six months of 2001, including $3.3 million for the purchase of land to be used for the company's future headquarters. The company spent $3.6 million to purchase computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology including system upgrades. These capital expenditures are expected to be funded through cash flow from operations.

Results of Operations
Second quarter and first six months of 2001 compared with 2000

Net sales. Net sales increased 9% to $953.5 million in the second quarter of 2001 from $875.2 million in the second quarter of 2000. Net sales increased 8% to $1.9 billion in the first six months of 2001 from $1.7 billion in the first six months of 2000. These increases resulted from further penetration of existing accounts as well as new business.

Gross margin. Gross margin as a percentage of net sales remained consistent at 10.6% in the second quarter of 2001 compared to the second quarter of 2000. Gross margin as a percentage of net sales decreased slightly to 10.6% in the first six months of 2001 compared with 10.7% for the first six months of 2000. The decrease resulted from decreased customer contract margins which were partially offset by favorable vendor initiatives. As the company continues to face margin pressure, it is focusing on opportunities for margin improvement, including an emphasis on providing value-added services.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased slightly to 7.7% of net sales for the second quarter of 2001, compared to 7.6% for the second quarter of 2000. This increase resulted, in part, from higher personnel costs incurred to support sales growth and to prepare for additional business which will be converted in the third quarter. The company also consolidated four of its distribution centers into two locations in the second quarter of 2001. For the first six months of 2001, SG&A expense remained consistent with the first six months of 2000 at 7.8% of net sales.

Depreciation and amortization. Depreciation and amortization expense for the second quarter and first six months of 2001 increased by approximately 7% and 8% from the same periods in 2000, primarily as a result of continued investments in computer software.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs totaled $4.7 million for the second quarter of 2001 and $9.7 million for the first six months of 2001, compared with $5.0 million and $10.2 million for the same periods of 2000. This decrease resulted from lower average outstanding financing in 2001.

The company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Restructuring credits. As a result of the cancellation of a significant customer contract in 1998, the company recorded a nonrecurring restructuring charge of $6.6 million, after taxes, to downsize operations. The company periodically re-evaluates its restructuring reserve, and since the actions under this plan had resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve in the second quarters of both 2001 and 2000, which increased net income by approximately $0.8 million in 2001 and $0.4 million in 2000.

Income taxes. The income tax provision was $13.5 million for the first six months of 2001 compared with $12.2 million for the first six months of 2000.
The effective tax rate was 44.0%, compared to 45.0% for the same period in 2000. This reduction in rate resulted primarily from decreases in certain nondeductible items.

Net income. Net income increased to $9.4 million for the second quarter of 2001 from $8.0 million for the second quarter of 2000 and increased to $17.1 million for the first six months of 2001 from $14.9 million for the same period of 2000. Excluding the adjustments to the restructuring reserve, net income increased to $8.6 million for the second quarter of 2001 from $7.6 million for the second quarter of 2000 and increased to $16.3 million for the first six months of 2001 from $14.4 million for the same period of 2000. The increase is primarily due to the increase in sales and success in controlling financing costs.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations. The provisions of SFAS 141 require that all business combinations initiated after June 30, 2001, be accounted for by the purchase method and also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The adoption of this standard will affect the company's accounting for potential future acquisitions.

Also in July, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard, and at least annually, at the reporting unit level. The company will be required to adopt the provisions of this standard beginning on January 1, 2002. As a result, the company will no longer record goodwill amortization expense. The company will also be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any such transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the company's consolidated statement of income.

As of the date of adoption, the company expects to have unamortized goodwill in the amount of $198.9 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1.5 million and $1.5 million for the three month periods ended June 30, 2001 and 2000, and $3.0 million and $3.0 million for the six month periods ended June 30, 2001 and 2000. Based on current values, management does not believe that the company is likely to incur a transitional impairment loss.

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

Forward-looking Statements

Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, dependence on sales to certain customers, dependence on suppliers, competition, changing trends in customer profiles, the ability to timely or adequately respond to technological advances in the medical supply industry, the ability to successfully identify, manage or integrate possible future acquisitions, outcome of outstanding litigation and changes in government regulations. Although the company believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II.  Other Information

Item 1.   Legal Proceedings

Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Through June 30, 2001, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 2.   Changes in Securities and Use of Proceeds

On July 2, 2001, Owens & Minor, Inc. issued $200 million of 8 1/2% Senior Subordinated Notes. The Senior Subordinated Indenture and First Supplemental Indenture governing the Notes (attached as Exhibits 4.1 and 4.2 hereto) contain certain financial covenants and limitations on the payment of dividends.

Item 4.   Submission of Matters to a Vote of Shareholders
The following matters were submitted to a vote of O&M's shareholders at its annual meeting held on April 26, 2001, with the voting results designated below each such matter:

(1) Election of A. Marshall Acuff, Jr., Henry A. Berling, James B. Farinholt, Jr. and Anne Marie Whittemore as directors of O&M for a three-year term.

                                                               Votes Against                               Broker
            Directors                        Votes For          Or Withheld          Abstentions         Non-Votes
----------------------------------        --------------    ------------------    ---------------    ----------------
A. Marshall Acuff, Jr.                      29,116,257            611,627                0                   0
Henry A. Berling                            29,060,190            667,694                0                   0
James B. Farinholt, Jr.                     29,070,872            657,012                0                   0
Anne Marie Whittemore                       29,070,791            657,093                0                   0


(2) Ratification of an amendment to the 1998 Stock Option and Incentive Plan increasing the number of shares available for issuance and extending the term of the Plan.

                                   Votes Against
                  Votes For         Or Withheld        Abstentions
               --------------      -------------      ------------
                  21,225,827        5,633,409            136,095


(3)  Ratification of the appointment of KPMG LLP as O&M's independent auditors.


                                   Votes Against
                  Votes For         Or Withheld        Abstentions
               --------------      -------------      ------------
                29,607,253            69,864             50,766

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

        3      Amended and Restated Bylaws of Owens & Minor, Inc.

        4.1 Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the "Guarantors"), and SunTrust Bank, as Trustee

        4.2 First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank.

        4.3 Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc.

        4.4 First amendment dated as of June 12, 2001 to Credit Agreement dated as of April 24, 2000 among Owens & Minor, Inc., the Guarantors, First Union National Bank, SunTrust Bank, Bank One, N.A., The Bank of Nova Scotia, and Bank of America, N.A.

        10 Amendment No. 1 dated as of July 12, 2001 to Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, N.A., and The Bank of Nova Scotia

(b)  Reports on Form 8-K

        The company filed a Current Report on Form 8-K dated June 5, 2001, under Items 5 and 7, with respect to the commencement by the company of a tender offer to purchase for cash any and all of its outstanding $150 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2006.

        The company filed a Current Report on Form 8-K dated June 15, 2001, under Items 5 and 7, with respect to the extension by the company of the Early Tender Date for any and all of its outstanding $150 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2006 to June 22, 2001, as well as the commencement by the company of a proposed private offering of $200 million aggregate principal amount of Senior Subordinated Notes due 2011.

        The company filed a Current Report on Form 8-K dated July 2, 2001, under Items 5 and 7, with respect to the completion of the company's private offering of its $200 million aggregate principal amount of 8 1/2% Senior Subordinated notes due 2011, as well as the expiration of the company's tender offer for any and all of its outstanding $150 million aggregate principal amount of 10 7/8% Senior Subordinated Notes due 2006.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Owens & Minor, Inc.
                                             -----------------------------
                                             (Registrant)




Date     August 13, 2001
        -----------------                    -----------------------------
                                             Jeffrey Kaczka
                                             Senior Vice President
                                             Chief Financial Officer



Date     August 13, 2001
        ----------------                     -----------------------------
                                             Olwen B. Cape
                                             Vice President & Controller
                                             Chief Accounting Officer

                            Exhibits Filed with SEC
                            -----------------------

  Exhibit #
  ---------


     3         Amended and Restated Bylaws of Owens & Minor, Inc.

     4.1 Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley's Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the "Guarantors"), and SunTrust Bank, as Trustee

     4.2 First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank.

     4.3 Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc.

     4.4 First amendment dated as of June 12, 2001 to Credit Agreement dated as of April 24, 2000 among Owens & Minor, Inc., the Guarantors, First Union National Bank, SunTrust Bank, Bank One, N.A., The Bank of Nova Scotia, and Bank of America, N.A.

     10 Amendment No. 1 dated as of July 12, 2001 to Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, N.A., and The Bank of Nova Scotia