Form 10-Q
period 2001-09-30
OWENS & MINOR INC/VA/
filed 2001-11-14
CIK 75252

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended  September 30, 2001
                                             ------------------
                                      OR
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
                                                     --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No  _____
                                              -----

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of October 29, 2001, was 33,865,589 shares.

                     Owens & Minor, Inc. and Subsidiaries
                                     Index

                                                                           Page

Part I.  Financial Information

   Item 1.  Financial Statements
            Consolidated Statements of Operations - Three Months and
            Nine Months Ended September 30, 2001 and 2000                    3

            Consolidated Balance Sheets -
            September 30, 2001 and December 31, 2000                         4

            Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000                    5

            Notes to Consolidated Financial Statements                       6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

Part II. Other Information

   Item 1.  Legal Proceedings                                               21

   Item 2.  Changes in Securities and Use of Proceeds                       21

   Item 6.  Exhibits and Reports on Form 8-K                                21

Part I.  Financial Information

Item 1.  Financial Statements

                     Owens & Minor, Inc. and Subsidiaries
                     Consolidated Statements of Operations

(in thousands, except per share data)
(unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                             September 30,
                                                --------------------------------------    -------------------------------------
                                                       2001                  2000                2001                 2000
                                                ------------------   -----------------    -----------------   -----------------
Net sales                                       $      968,230         $     874,318      $     2,846,269      $     2,606,290
Cost of goods sold                                     865,162               781,197            2,543,597            2,328,405
                                                --------------         -------------      ---------------      ---------------

Gross margin                                           103,068                93,121              302,672              277,885
                                                --------------         -------------      ---------------      ---------------

Selling, general and administrative expenses            74,193                65,752              220,188              200,102
Depreciation and amortization                            5,650                 5,399               16,878               15,830
Interest expense, net                                    3,549                 3,060               10,357                9,418
Discount on accounts receivable securitization             841                 1,744                3,746                5,562
Impairment loss on investment                            1,071                     -                1,071                    -
Distributions on mandatorily redeemable
     preferred securities                                1,773                 1,773                5,321                5,321
Restructuring credit                                         -                     -               (1,476)                (750)
                                                --------------         -------------      ---------------      ---------------
Total expenses                                          87,077                77,728              256,085              235,483
                                                --------------         -------------      ---------------      ---------------
Income before income taxes                              15,991                15,393               46,587               42,402
Income tax provision                                    14,294                 6,927               27,756               19,081
                                                --------------         -------------      ---------------      ---------------
Income before extraordinary item                         1,697                 8,466               18,831               23,321
Extraordinary loss on early retirement of
 debt, net of income tax benefit                        (7,068)                    -               (7,068)                   -
                                                --------------         -------------      ---------------      ---------------
Net income (loss)                               $       (5,371)        $       8,466      $        11,763      $        23,321
                                                ==============         =============      ===============      ===============

Per common share-basic:
Income before extraordinary item                $         0.05         $        0.26      $          0.57      $          0.71
Extraordinary loss on early retirement of debt           (0.21)                    -                (0.22)                   -
                                                --------------         -------------      ---------------      ---------------
Net income (loss)                               $        (0.16)        $        0.26      $          0.35      $          0.71
                                                ==============         =============      ===============      ===============

Per common share-diluted:
Income before extraordinary item                $         0.05         $        0.24      $          0.54      $          0.67
Extraordinary loss on early retirement of debt           (0.21)                    -                (0.17)                   -
                                                --------------         -------------      ---------------      ---------------
Net income (loss)                               $        (0.16)        $        0.24      $          0.37      $          0.67
                                                ==============         =============      ===============      ===============

Cash dividends per common share                 $         0.07         $      0.0625      $        0.2025      $        0.1850
                                                ==============         =============      ===============      ===============

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries

                          Consolidated Balance Sheets

(in thousands, except per share data)                                  September 30,                December 31,
                                                                           2001                        2000
                                                                        ----------                   ---------
                                                                        (unaudited)
Assets
Current assets
  Cash and cash equivalents                                          $        878                $        626
  Accounts and notes receivable, net
  of allowance of $5,667 and $6,419                                       308,869                     261,905
  Merchandise inventories                                                 395,112                     315,570
  Other current assets                                                     13,228                      16,190
                                                                     ------------                ------------
  Total current assets                                                    718,087                     594,291
Property and equipment, net of accumulated
  depreciation of $64,080 and $58,876                                      26,234                      24,239
Goodwill, net of accumulated amortization
  of $38,468 and $33,977                                                  200,358                     204,849
Other assets, net                                                          49,948                      44,169
                                                                     ------------                ------------
   Total assets                                                      $    994,627                $    867,548
                                                                     ============                ============

Liabilities and shareholders' equity
Current liabilities
  Accounts payable                                                   $    331,328                $    291,507
  Accrued payroll and related liabilities                                   6,878                       9,940
  Other accrued liabilities                                                64,407                      59,207
                                                                     ------------                ------------
  Total current liabilities                                               402,613                     360,654
Long-term debt                                                            221,125                     152,872
Other liabilities                                                          10,617                       9,250
                                                                     ------------                ------------
  Total liabilities                                                       634,355                     522,776
                                                                     ------------                ------------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust, holding solely convertible
 debentures of Owens & Minor, Inc.                                        132,000                     132,000
                                                                     ------------                ------------
Shareholders' equity
  Preferred stock, par value $100 per share;
  authorized - 10,000 shares
  Series A; Participating Cumulative
  Preferred Stock; none issued                                                  -                           -
   Common stock, par value $2 per share;
   authorized - 200,000 shares; issued and
    outstanding - 33,861 shares and 33,180 shares                          67,722                      66,360
   Paid-in capital                                                         26,596                      18,039
   Retained earnings                                                      133,954                     129,001
  Accumulated other comprehensive loss                                          -                        (628)
                                                                     ------------                ------------
   Total shareholders' equity                                             228,272                     212,772
                                                                     ------------                ------------
   Total liabilities and shareholders' equity                        $    994,627                $    867,548
                                                                     ============                ============

See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows



(in thousands)                                                                       Nine Months Ended
(unaudited)                                                                            September 30,
                                                                      -------------------------------------------
                                                                              2001                    2000
                                                                      --------------------    -------------------
Operating activities
Income before extraordinary item                                      $        18,831         $        23,321
Adjustments to reconcile income before extraordinary item
     to cash provided by (used for) operating activities:
     Depreciation and amortization                                             16,878                  15,830
     Restructuring credit                                                      (1,476)                   (750)
     Impairment loss on investment                                              1,071                       -
     Provision for LIFO reserve                                                 2,750                   2,280
     Provision for losses on accounts and notes receivable                        517                     263
     Collections of sold accounts receivable, net                             (26,000)                (35,612)
     Changes in operating assets and liabilities:
               Accounts and notes receivable                                  (21,481)                  3,777
               Merchandise inventories                                        (82,292)                  2,523
               Accounts payable                                                36,171                  13,227
               Net change in other current assets
                 and current liabilities                                       11,277                   7,298
     Other, net                                                                 4,790                   4,876
                                                                      ---------------         ---------------
Cash provided by (used for) operating activities                              (38,964)                 37,033
                                                                      ---------------         ---------------

Investing activities
Additions to property and equipment                                            (8,893)                 (5,981)
Additions to computer software                                                 (3,641)                 (9,415)
Other, net                                                                       (870)                   (181)
                                                                      ---------------         ---------------
Cash used for investing activities                                            (13,404)                (15,577)
                                                                      ---------------         ---------------

Financing activities
Net proceeds from issuance of long-term debt                                  194,591                       -
Payments to retire long-term debt                                            (158,594)                      -
Additions (reductions) to other debt, net                                      11,839                 (16,625)
Other, net                                                                      3,650                  (1,896)
Cash dividends paid                                                            (6,810)                 (6,088)
Proceeds from exercise of stock options                                         7,944                   3,190
                                                                      ---------------         ---------------
Cash provided by (used for) financing activities                               52,620                 (21,419)
                                                                      ---------------         ---------------

Net increase in cash and cash equivalents                                         252                      37
Cash and cash equivalents at beginning of period                                  626                     669
                                                                      ---------------         ---------------
Cash and cash equivalents at end of period                            $           878         $           706
                                                                      ===============         ===============

         See accompanying notes to consolidated financial statements.

                     Owens & Minor, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (unaudited)


1. Accounting Policies

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2001 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2001 and 2000.


2. Interim Results of Operations

   The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.


3. Interim Gross Margin Reporting

   The company uses estimated gross margin rates to determine the cost of goods sold during interim periods. To improve the accuracy of its estimated gross margins for interim reporting purposes, the company takes physical inventory counts at selected distribution centers. Reported results of operations for the three and nine month periods ended September 30, 2001 and 2000 reflect the results of such counts, to the extent that they are materially different from estimated amounts. Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.


4. Reclassification of Shipping Fees

   In the fourth quarter of 2000, the company adopted the provisions of Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs. As a result, the company reclassified certain amounts billed to customers for shipping from selling, general and administrative (SG&A) expenses to net sales for all prior periods. As a result, net sales, gross margin, and SG&A expenses for the three months and nine months ended September 30, 2000 have been increased by $2.0 million and $6.3 million.


5. Investment

   The company owns equity securities of a provider of business-to-business e-commerce services in the healthcare industry. The investment is classified as available-for-sale, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and is included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains or losses, net of tax, reported as accumulated other comprehensive income or loss. Other than temporary declines in market value from original cost are charged to net income.


   Net income for the quarter ended September 30, 2001 includes an impairment charge of $1.1 million, as the market value of these securities has fallen significantly below the company's original cost basis and management believes that recovery in the near term is unlikely. At September 30, 2001, the estimated fair value (based on the quoted market price) and adjusted cost basis of this investment was $0.2 million. At December 31, 2000, the estimated fair value, unrealized loss, and cost basis were $0.2 million, $1.0 million, and $1.2 million.

6. Acquisition

   In 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. The acquisition has been accounted for by the purchase method. In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the activity in the accrual since December 31, 2000:

                                          Balance at                Balance at
                                         December 31,             September 30,
        (in thousands)                      2000        Charges        2001
       ------------------------------------------------------------------------
        Losses under lease commitments      $1,285       $143        $1,142
        Employee separations                    83         30            53
        Other                                  281          -           281
       ------------------------------------------------------------------------
        Total                               $1,649       $173        $1,476
       ------------------------------------------------------------------------

   As of September 30, 2001, approximately 40 employees had been terminated since the inception of the plan. While the integration of the Medix business has been substantially completed, the company continues to make payments under lease commitments and other obligations.

7. Restructuring Reserve

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

                                            Balance at                                       Balance at
                                            December 31,                                   September 30,
        (in thousands)                         2000       Charges       Adjustments              2001
        --------------------------------------------------------------------------------------------------
        Losses under lease commitments       $2,718        $257          $(1,504)              $  957
        Asset write-offs                        821           -               28                  849
        --------------------------------------------------------------------------------------------------
        Total                                $3,539        $257          $(1,476)              $1,806
        --------------------------------------------------------------------------------------------------

8. Refinancing of Debt

   In July 2001, the company issued $200.0 million of 8 1/2% Senior Subordinated 10-year notes (2011 Notes) which mature on July 15, 2011. Interest on the 2011 Notes is payable semi-annually on January 15 and July 15, beginning January 15, 2002. The 2011 Notes are redeemable on or after July 15, 2006, at the company's option, subject to certain restrictions. The 2011 Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company other than O&M Funding Corporation and Owens & Minor Trust I. The net proceeds from the 2011 Notes were used to retire the 10.875% Senior Subordinated 10-year Notes due in 2006 (2006 Notes) and to reduce the amount of accounts receivable sold under the company's off-balance sheet receivables financing facility.

   The early retirement of the 2006 Notes resulted in an extraordinary loss of $7.1 million, comprised of $8.4 million of retirement premiums, a $3.2 million write-off of debt issuance costs, $0.2 million of fees, and an income tax benefit of $4.7 million.

9.  Off Balance Sheet Receivables Financing Facility

    In the second quarter of 2001, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 of the same title. SFAS 140 revised the standards for securitizations and other transfers of financial assets and expanded the disclosure requirements for such transactions, while carrying over many of the provisions of SFAS 125 without change. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. The adoption of this Standard did not require a change in the company's accounting treatment of sales of accounts receivable under its off balance sheet receivables financing facility (Receivables Financing Facility), or have any material effect on the company's consolidated financial position, results of operations, or cash flows. The company adopted the disclosure requirements of SFAS 140 in 2000.

    Under the terms of its Receivables Financing Facility, O&M Funding is entitled to transfer, without recourse, certain of the company's trade receivables and to receive up to $225.0 million from a group of unrelated third party purchasers. At September 30, 2001 and December 31, 2000, net accounts receivable of $54.0 million and $80.0 million had been sold under the agreement and, as a result, have been excluded from the consolidated balance sheets.

10. Derivative Financial Instruments

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

    The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company's desired mix of fixed to floating rate financing in order to manage interest rate risk. In July 2001, the company entered into interest rate swap agreements of $100.0 million notional amounts that effectively converted a portion of the company's fixed rate financing instruments to variable rates. These swaps were designated as fair value hedges of a portion of the company's 8 1/2% Senior Subordinated 10-year Notes due in 2011, and qualify for an assumption of no ineffectiveness under the provisions of SFAS 133. Previously, the company had similar interest rate swap agreements of $100.0 million notional amounts that were designated as fair value hedges of a portion of the company's 10.875% Senior Subordinated 10-year Notes due in 2006, which were cancelled by their respective counterparties on May 28, 2001.

11. Comprehensive Income

    The company's comprehensive income for the three months and nine months ended September 30, 2001 and 2000 is shown in the table below. Other comprehensive income is comprised of changes in unrealized gain or loss on investment, net of income tax, and a reclassification adjustment due to an unrealized loss included in net income.

   (in thousands)                                                  Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                 -----------------------------------------------------
                                                                    2001           2000            2001           2000
                                                                 ----------------------         ----------------------
    Net income (loss)                                            $(5,371)        $8,466         $11,763        $23,321
    Other comprehensive income (loss), net of tax:
     (Increase) decrease in unrealized loss on investment            (19)          (392)            (14)          (232)
     Reclassification adjustment for unrealized loss
      included in net income                                         642              -             642              -
   -------------------------------------------------------------------------------------------------------------------
    Other comprehensive income (loss)                                623           (392)            628           (232)
   -------------------------------------------------------------------------------------------------------------------
    Comprehensive income (loss)                                  $(4,748)        $8,074         $12,391        $23,089
   ===================================================================================================================

12. Income Before Extraordinary Item per Common Share

    The following sets forth the computation of basic and diluted income before extraordinary item per common share:

   (in thousands, except per share data)                        Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                                ------------------------------------------------
                                                                 2001        2000          2001          2000
                                                                --------------------     -----------------------
    Numerator:
    Numerator for basic income before extraordinary item
     per common share - income before extraordinary item        $  1,697    $  8,466    $   18,831     $  23,321
    Distributions on convertible mandatorily redeemable
     preferred securities, net of income taxes                        -          976         3,023         2,927
   -------------------------------------------------------------------------------------------------------------
    Numerator for diluted income before extraordinary
     item per common share - income before extraordinary
     item after assumed conversions                             $  1,697    $  9,442     $  21,854      $ 26,248
   -------------------------------------------------------------------------------------------------------------
   Denominator:
    Denominator for basic income before extraordinary
     item per common share - weighted average shares              33,560      32,793        33,280        32,658
     Effect of dilutive securities:
      Conversion of mandatorily redeemable
      preferred securities                                             -       6,400         6,400         6,400
      Stock options and restricted stock                             636         526           628           366
   -------------------------------------------------------------------------------------------------------------
    Denominator for diluted income before extraordinary
     item per common share - adjusted weighted average
     shares and assumed conversions                               34,196      39,719        40,308        39,424
   -------------------------------------------------------------------------------------------------------------
    Income before extraordinary item per common share -
    basic                                                       $   0.05    $   0.26     $    0.57      $   0.71
    Income before extraordinary item per common share -
    diluted                                                     $   0.05    $   0.24     $    0.54      $   0.67
   -------------------------------------------------------------------------------------------------------------

13. Contingency

In August 2000, the company received notice from the Internal Revenue Service that it has disallowed certain prior year deductions for interest on loans associated with the company's corporate-owned life insurance (COLI) program. Management believes that the company has complied with the tax law as it relates to its COLI program, and has filed an appeal with the Internal Revenue Service
(IRS). However, several cases involving other corporations' COLI programs have been decided in favor of the IRS, and consequently, the climate has become less favorable to taxpayers with respect to these programs. As a result, a provision for the estimated liability of $7.2 million for taxes and interest, included in "income tax provision," was recorded in the third quarter of 2001 as management believes that it has now become probable that the company will not achieve a favorable resolution of this matter. Notwithstanding this action, management does not agree with the IRS position and will continue to protest this matter either administratively or through litigation.

14. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard, and at least annually, at the reporting unit level. The company will be required to adopt the provisions of this standard beginning on January 1, 2002. As a result, the company will no longer record goodwill amortization expense. The company will also be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any such transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the company's consolidated statement of income.

As of the date of adoption, the company expects to have unamortized goodwill in the amount of $198.9 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1.5 million for each of the three month periods ended September 30, 2001 and 2000, and $4.5 million for each of the nine month periods ended September 30, 2001 and 2000. Based on current values, management believes that the company is unlikely to incur a transitional impairment loss.

15. Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for:
Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.'s 2011 Notes; and the non-guarantor subsidiaries of the 2011 Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

(in thousands)

For the three months ended                               Owens &        Guarantor       Non-guarantor
September 30, 2001                                     Minor, Inc.    Subsidiaries       Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                              $       -           968,230               -           -           968,230
Cost of goods sold                                             -           865,162               -           -           865,162
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                   -           103,068               -           -           103,068
----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                   -            73,961             232           -            74,193
Depreciation and amortization                                  -             5,650               -           -             5,650
Interest expense, net                                      4,544              (995)              -           -             3,549
Intercompany interest expense, net                        (5,824)           10,478          (4,654)          -                 -
Discount on accounts receivable securitization                 -                 4             837           -               841
Impairment loss on investment                              1,071                 -               -           -             1,071
Distributions on mandatorily redeemable
 preferred securities                                          -                 -           1,773           -             1,773
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                              (209)           89,098          (1,812)          -            87,077
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   209            13,970           1,812           -            15,991
Income tax provision                                         564            12,933             797           -            14,294
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                     (355)            1,037           1,015           -             1,697
Extraordinary loss on early retirement of
 debt, net of income tax benefit                          (7,068)                -               -           -            (7,068)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $  (7,423)            1,037           1,015           -            (5,371)
----------------------------------------------------------------------------------------------------------------------------------

For the three months ended                               Owens &        Guarantor       Non-guarantor
September 30, 2000                                     Minor, Inc.    Subsidiaries       Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                              $       -           874,318               -           -           874,318
Cost of goods sold                                             -           781,197               -           -           781,197
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                   -            93,121               -           -            93,121
----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                 155            64,905             692           -            65,752
Depreciation and amortization                                  -             5,399               -           -             5,399
Interest expense, net                                      4,480            (1,420)              -           -             3,060
Intercompany interest expense, net                        (1,886)            8,490          (6,604)          -                 -
Discount on accounts receivable securitization                 -                 4           1,740           -             1,744
Distributions on mandatorily redeemable
 preferred securities                                          -                 -           1,773           -             1,773
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                             2,749            77,378          (2,399)          -            77,728
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         (2,749)           15,743           2,399           -            15,393
Income tax provision (benefit)                            (1,210)            7,044           1,093           -             6,927
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $  (1,539)            8,699           1,306           -             8,466
----------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended                              Owens &          Guarantor       Non-guarantor
September 30, 2001                                    Minor, Inc.      Subsidiaries      Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                          $            -    $    2,846,269    $          -     $        -    $ 2,846,269
Cost of goods sold                                              -         2,543,597               -              -      2,543,597
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                    -           302,672               -              -        302,672
----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                    -           219,615             573              -        220,188
Depreciation and amortization                                   -            16,878               -              -         16,878
Interest expense, net                                      13,498            (3,141)              -              -         10,357
Intercompany interest expense, net                        (10,049)           25,016         (14,967)             -              -
Intercompany dividend income                             (126,386)                -               -        126,386              -
Discount on accounts receivable securitization                  -                10           3,736              -          3,746
Impairment loss on investment                               1,071                 -               -              -          1,071
Distributions on mandatorily redeemable
 preferred securities                                           -                 -           5,321              -          5,321
Restructuring credit                                            -            (1,476)              -              -         (1,476)
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                           (121,866)          256,902          (5,337)       126,386        256,085
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                121,866            45,770           5,337       (126,386)        46,587
Income tax provision (benefit)                             (1,517)           26,911           2,362              -         27,756
----------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                          123,383            18,859           2,975       (126,386)        18,831
Extraordinary loss on early retirement of debt,
    net of income tax benefit                              (7,068)                -               -              -         (7,068)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                         $      116,315    $       18,859    $      2,975     $ (126,386)   $    11,763
----------------------------------------------------------------------------------------------------------------------------------

For the nine months ended                              Owens &          Guarantor       Non-guarantor
September 30, 2000                                    Minor, Inc.      Subsidiaries      Subsidiaries   Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                          $            -    $    2,606,290    $          -     $        -    $ 2,606,290
Cost of goods sold                                              -         2,328,405               -              -      2,328,405
----------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                    -           277,885               -              -        277,885
----------------------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses                  155           198,695           1,252              -        200,102
Depreciation and amortization                                   -            15,830               -              -         15,830
Interest expense, net                                      13,418            (4,000)              -              -          9,418
Intercompany interest expense, net                         (5,913)           23,068         (17,155)             -              -
Discount on accounts receivable securitization                  -                13           5,549              -          5,562
Distributions on mandatorily redeemable
 preferred securities                                           -                 -           5,321              -          5,321
Restructuring credit                                            -              (750)              -              -           (750)
----------------------------------------------------------------------------------------------------------------------------------
Total expenses                                              7,660           232,856          (5,033)             -        235,483
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          (7,660)           45,029           5,033              -         42,402
Income tax provision (benefit)                             (3,371)           19,884           2,568              -         19,081
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  $       (4,289)   $       25,145    $      2,465     $        -   $     23,321
----------------------------------------------------------------------------------------------------------------------------------

Condensed Consolidating Financial Information

(in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                        Owens &         Guarantor     Non-guarantor
                                                      Minor, Inc.      Subsidiaries    Subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                         $            7    $          870    $         1    $          -   $        878
 Accounts and notes receivable, net                             -                 -        308,869               -        308,869
 Merchandise inventories                                        -           395,112              -               -        395,112
 Intercompany advances, net                               187,069            91,175       (278,244)              -              -
 Other current assets                                          29            13,195              4               -         13,228
---------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                     187,105           500,352         30,630               -        718,087
Property and equipment, net                                     -            26,232              2               -         26,234
Goodwill, net                                                   -           200,358              -               -        200,358
Intercompany investments                                  340,023            15,001        136,083        (491,107)             -
Other assets, net                                          16,293            32,654          1,001               -         49,948
---------------------------------------------------------------------------------------------------------------------------------
 Total assets                                      $      543,421    $      774,597    $   167,716    $   (491,107)  $    994,627
=================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                  $            -    $      331,328    $         -    $          -   $    331,328
 Accrued payroll and related liabilities                        -             6,878              -               -          6,878
 Other accrued liabilities                                  3,733            61,470           (796)              -         64,407
---------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                  3,733           399,676           (796)              -        402,613
Long-term debt                                            221,125                 -              -               -        221,125
Intercompany long-term debt                               136,083           143,890              -        (279,973)             -
Other liabilities                                            (930)           11,550             (3)              -         10,617
---------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                        360,011           555,116           (799)       (279,973)       634,355
---------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
 preferred securities of subsidiary
 trust, holding solely convertible
 debentures of Owens & Minor, Inc.                              -                 -        132,000               -        132,000
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                              67,722            40,879          5,583         (46,462)        67,722
 Paid-in capital                                           26,596           149,671         15,001        (164,672)        26,596
 Retained earnings                                         89,092            28,931         15,931               -        133,954
---------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                               183,410           219,481         36,515        (211,134)       228,272
---------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity        $      543,421    $      774,597    $   167,716    $   (491,107)  $    994,627
=================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Owens &          Guarantor    Non-guarantor
December 31, 2000                                 Minor, Inc.      Subsidiaries   Subsidiaries      Eliminations      Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
 Cash and cash equivalents                       $       507    $          118    $           1     $         -     $           626
 Accounts and notes receivable, net                        -            24,224          237,681               -             261,905
 Merchandise inventories                                   -           315,570                -               -             315,570
 Intercompany advances, net                          129,447            79,645         (209,092)              -                   -
 Other current assets                                     17            16,173                -               -              16,190
-----------------------------------------------------------------------------------------------------------------------------------
 Total current assets                                129,971           435,730           28,590               -             594,291
Property and equipment, net                                -            24,236                3               -              24,239
Goodwill, net                                              -           204,849                -               -             204,849
Intercompany investments                             213,637            15,001          136,083        (364,721)                -
Other assets, net                                      8,735            35,157              277               -              44,169
-----------------------------------------------------------------------------------------------------------------------------------
 Total assets                                    $   352,343    $      714,973    $     164,953     $  (364,721)    $       867,548
===================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
 Accounts payable                                $         -    $      291,507    $           -     $         -     $       291,507
 Accrued payroll and related liabilities                   -             9,940                -               -               9,940
 Other accrued liabilities                             1,632            58,159             (584)              -              59,207
-----------------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                             1,632           359,606             (584)              -             360,654
Long-term debt                                       152,200               672                -               -             152,872
Intercompany long-term debt                          136,083                 -                -        (136,083)                  -
Other liabilities                                       (930)           10,183               (3)              -               9,250
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities                                   288,985           370,461             (587)       (136,083)            522,776
-----------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
 preferred securities of subsidiary trust,
 holding solely convertible debentures of
 Owens & Minor, Inc.                                       -                 -          132,000               -             132,000
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
 Common stock                                         66,360            40,879            5,583         (46,462)             66,360
 Paid-in capital                                      18,039           167,175           15,001        (182,176)             18,039
 Retained earnings (accumulated deficit)             (20,413)          136,458           12,956               -             129,001
 Accumulated other comprehensive loss                   (628)                -                -               -                (628)
-----------------------------------------------------------------------------------------------------------------------------------
 Total shareholders' equity                           63,358           344,512           33,540        (228,638)            212,772
-----------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity      $   352,343    $      714,973    $     164,953     $  (364,721)    $       867,548
===================================================================================================================================

Condensed Consolidating Financial Information
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                     Owens &       Guarantor    Non-guarantor
September 30, 2001                                          Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Income before extraordinary item                            $   123,383   $    18,859   $       2,975   $   (126,386)  $     18,831
Adjustments to reconcile income before extraordinary item
 to cash provided by (used for) operating activities:
 Depreciation and amortization                                        -        16,878               -              -         16,878
 Restructuring credit                                                 -        (1,476)              -              -         (1,476)
 Impairment loss on investment                                    1,071             -               -              -          1,071
 Provision for LIFO reserve                                           -         2,750               -              -          2,750
 Provision for losses on accounts and notes receivable                -           874            (357)             -            517
 Collections of sold accounts receivable, net                         -             -         (26,000)             -        (26,000)
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                      -        23,350         (44,831)             -        (21,481)
   Merchandise inventories                                            -       (82,292)              -              -        (82,292)
   Accounts payable                                                   -        36,171               -              -         36,171
   Net change in other current assets
          and current liabilities                                 6,802         4,439              36              -         11,277
 Other, net                                                       2,621         2,169               -              -          4,790
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                133,877        21,722         (68,177)      (126,386)       (38,964)
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                                   -        (8,893)              -              -         (8,893)
Additions to computer software                                        -        (3,641)              -              -         (3,641)
Investments in intercompany debt                               (143,890)            -               -        143,890              -
Decrease in intercompany investment                              17,504             -               -        (17,504)             -
Other, net                                                            -           105            (975)             -           (870)
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                             (126,386)      (12,429)           (975)       126,386        (13,404)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Net proceeds from issuance of long-term debt                    194,591             -               -              -        194,591
Payments to retire long-term debt                              (158,594)                                                   (158,594)
Additions (reductions) to other debt                             12,500          (661)              -              -         11,839
Proceeds from issuance of intercompany debt                           -       143,890               -       (143,890)             -
Change in intercompany advances                                 (57,622)      (11,530)         69,152              -              -
Decrease in intercompany investment                                   -       (17,504)              -         17,504              -
Other financing, net                                                  -         3,650               -              -          3,650
Cash dividends paid                                              (6,810)            -               -              -         (6,810)
Intercompany dividends paid                                           -      (126,386)              -        126,386              -
Proceeds from exercise of stock options                           7,944             -               -              -          7,944
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                 (7,991)       (8,541)         69,152              -         52,620
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (500)          752               -              -            252
Cash and cash equivalents at beginning of period                    507           118               1              -            626
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $         7   $       870   $           1   $          -   $        878
====================================================================================================================================

Condensed Consolidating Financial Information
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
For the nine months ended                                    Owens &        Guarantor    Non-guarantor
September 30, 2000                                          Minor, Inc.   Subsidiaries   Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                           $    (4,289)   $    25,145   $       2,465    $       -    $    23,321
Adjustments to reconcile net income (loss) to cash
 provided by (used for) operating activities:
 Depreciation and amortization                                        -         15,830               -            -         15,830
 Restructuring credit                                                 -           (750)              -            -           (750)
 Provision for LIFO reserve                                           -          2,280               -            -          2,280
 Provision for losses on accounts and notes receivable                -            579            (316)           -            263
 Collections of sold accounts receivable, net                         -              -         (35,612)           -        (35,612)
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                      -         91,674         (87,897)           -          3,777
   Merchandise inventories                                            -          2,572             (49)           -          2,523
   Accounts payable                                                   -         13,227               -            -         13,227
   Net change in other current assets
          and current liabilities                                 3,785          3,764            (251)           -          7,298
 Other, net                                                       2,256          1,716             904            -          4,876
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities                  1,752        156,037        (120,756)           -         37,033
------------------------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                                   -         (5,978)             (3)           -         (5,981)
Additions to computer software                                        -         (9,415)              -            -         (9,415)
Other, net                                                         (155)           (26)              -            -           (181)
------------------------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                 (155)       (15,419)             (3)           -        (15,577)
------------------------------------------------------------------------------------------------------------------------------------
Financing activities
Reduction of debt                                               (16,000)          (625)              -            -        (16,625)
Change in intercompany advances                                  18,547       (139,303)        120,756            -              -
Other financing, net                                             (1,246)          (650)              -            -         (1,896)
Cash dividends paid                                              (6,088)             -               -            -         (6,088)
Proceeds from exercise of stock options                           3,190              -               -            -          3,190
------------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                 (1,597)      (140,578)        120,756            -        (21,419)
Net increase (decrease) in cash and cash equivalents                  -             40              (3)           -             37
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                    507            158               4            -            669
====================================================================================================================================
Cash and cash equivalents at end of period                  $       507    $       198   $           1    $       -    $       706
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

Results of Operations
Third quarter and first nine months of 2001 compared with 2000
Overview. In the third quarter of 2001, the company incurred a net loss of $5.4 million, compared with net income of $8.5 million in the third quarter of 2000. For the first nine months of 2001, net income decreased to $11.8 million from $23.3 million in the first nine months of 2000.

Excluding a $1.1 million impairment loss on investment, a $7.2 million additional tax provision, discussed below, and a $7.1 million after-tax extraordinary loss on the early retirement of debt, net income increased to $9.9 million, or $0.27 per diluted common share, for the third quarter of 2001 from $8.5 million, or $0.24 per diluted common share, for the third quarter of 2000. Excluding these unusual items and the adjustments to the restructuring reserve in the second quarters of 2001 and 2000, net income increased to $26.2 million, or $0.73 per diluted common share, for the first nine months of 2001 from $22.9 million, or $0.66 per diluted common share, for the same period of 2000. The increase is primarily due to the increase in sales and success in reducing financing costs.

Net sales. Net sales increased 11% to $968.2 million in the third quarter of 2001 from $874.3 million in the third quarter of 2000. Net sales increased 9% to $2.8 billion in the first nine months of 2001 from $2.6 billion in the first nine months of 2000. These increases resulted from further penetration of existing accounts as well as new business.

In April 2001, the company signed a new three-year distribution agreement with Novation, the supply company of VHA, Inc. and University Health System Consortium, continuing its long-standing relationship with these organizations. Under the new agreement, the company is one of two national medical and surgical distributors authorized to serve all areas of the country. Sales to Novation members represented approximately 52% and 51% of the company's net sales for the first nine months of 2001 and 2000.

Gross margin. Gross margin as a percentage of net sales decreased slightly to 10.6% for the third quarter and for the first nine months of 2001 compared with 10.7% for the same periods of 2000. As the company continues to face margin pressure, it is focusing on opportunities for margin improvement, including an emphasis on providing value-added services.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales increased to 7.7% of net sales for the third quarter of 2001, compared to 7.5% for the third quarter of 2000. This increase resulted, in part, from higher personnel costs incurred to support sales growth, distribution center relocations and higher employee healthcare costs. For the first nine months of 2001, SG&A expense remained consistent with the first nine months of 2000 at 7.7% of net sales. Management plans to look for new ways to use technology to improve productivity, and to find better ways to efficiently share best operating practices across the company.

Depreciation and amortization. Depreciation and amortization expense for the third quarter and first nine months of 2001 increased by approximately 5% and 7% from the same periods in 2000, primarily as a result of continued investments in information technology.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Financing costs totaled $4.4 million for the third quarter of 2001 and $14.1 million for the first nine months of 2001, compared with $4.8 million and $15.0 million for the same periods of 2000. This decrease was primarily driven by lower effective interest rates resulting from the refinancing of the company's 2006 Notes with new lower-rate 2011 Notes and from decreases in short-term interest rates.

The company expects to continue to manage its financing costs by continuing its working capital reduction initiatives and management of interest rate risks, although the future results of these initiatives cannot be assured.

Impairment loss on investment. The company owns equity securities of a provider of business-to-business e-commerce services in the healthcare industry. The market value of these securities has fallen significantly below the company's original cost basis and, as management believes that recovery in the near term is unlikely, the company recorded an impairment charge of $1.1 million in the third quarter of 2001.

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

Income taxes. The income tax provision was $14.3 million for the third quarter of 2001, including an additional $7.2 million provision for estimated tax liabilities related principally to interest deductions for corporate-owned life insurance claimed on the company's tax returns for the years 1995 through 1998. Excluding this charge and the impairment loss on investment, the effective tax rate was 43.2% for the first nine months of 2001, compared to 45.0% for the same period in 2000. This reduction in rate resulted primarily from decreases in the effect of certain nondeductible items.

Financial Condition, Liquidity and Capital Resources

Liquidity. Combined outstanding debt and off balance sheet accounts receivable securitization increased by $42.3 million from December 31, 2000 to $275.8 million at September 30, 2001. This increase was primarily a result of an increased investment in inventory to support growing sales volume. Excluding sales of accounts receivable and their subsequent collections under the receivables financing facility, $13.0 million of cash was used for operating activities in the first nine months of 2001, compared with $72.6 million provided by operating activities in the first nine months of 2000. This decrease in operating cash flow resulted largely from the increased purchases of inventory mentioned above.

On July 2, 2001, the company issued $200 million of 8 1/2% Senior Subordinated Notes maturing in July 2011. The proceeds from these notes were used to retire the company's $150 million of 10 7/8% Senior Subordinated Notes and to reduce the amount of accounts receivable sold under the receivables financing facility. The retirement of the 10 7/8% Notes resulted in an extraordinary loss on the early retirement of debt of $7.1 million, net of income tax benefit. In conjunction with the new notes, the company entered into interest rate swap agreements under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 8 1/2% on a notional amount of $100 million. In addition, effective July 12, 2001, the company extended the expiration of its receivables financing facility to July 11, 2002.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 2001, the company had $210.3 million of unused credit under its revolving credit facility and the ability to sell an additional $171.0 million of accounts receivable under its receivables financing facility.

Working Capital Management. The company's working capital increased by $81.8 million from December 31, 2000 to $315.5 million at September 30, 2001, as a result of increased levels of inventory and accounts receivable. Annualized inventory turnover for the third quarter of 2001 decreased to 8.9 from 9.7 in the fourth quarter of 2000, as the company increased inventory levels to begin service to new customers. Accounts receivable, excluding the effect of the company's receivables financing facility, increased by $21.0 million to $362.9 million at September 30, 2001 as a result of sales growth.

Capital Expenditures. Capital expenditures were approximately $12.5 million in the first nine months of 2001, including $3.3 million for the purchase of land to be used for the company's future headquarters. The company spent $5.7 million to purchase computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology including system upgrades.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements: SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations.

The provisions of SFAS 141 require that all business combinations initiated after June 30, 2001 be accounted for by the purchase method and also specify criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The adoption of this standard will affect the company's accounting for future acquisitions.

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

As of the date of adoption, the company expects to have unamortized goodwill in the amount of $198.9 million, which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1.5 million for each of the three month periods ended September 30, 2001 and 2000, and $4.5 million for each of the nine month periods ended September 30, 2001 and 2000. Based on current values, management believes that the company is unlikely to incur a transitional impairment loss.

The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company will be required to adopt the provisions of this standard beginning on January 1, 2003. Management believes that adoption of this standard will not have a material effect on the company's results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS 144 will modify the accounting treatment for impairments of long-lived assets and discontinued operations. The company will be required to adopt the provisions of this standard beginning on January 1, 2002. Management believes that adoption of this standard will not have a material effect on the company's results of operations.

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

Forward-looking Statements

Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions, dependence on sales to certain customers, dependence on suppliers, competition, changing trends in customer profiles, the ability to timely or adequately respond to technological advances in the medical supply industry, the ability to successfully identify, manage or integrate possible future acquisitions, outcome of outstanding litigation and changes in government regulations. Although management believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Management believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II.  Other Information

Item 1.  Legal Proceedings

Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 2000. Through September 30, 2001, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 2.  Changes in Securities and Use of Proceeds

On July 2, 2001, Owens & Minor, Inc. issued $200 million of 8 1/2% Senior Subordinated Notes. The Senior Subordinated Indenture and First Supplemental Indenture governing the Notes (attached as Exhibits 4.1 and 4.2 hereto) contain certain financial covenants and limitations on the payment of dividends.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

10 Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001.*

   * The company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

(b) Reports on Form 8-K

     The company filed a Current Report on Form 8-K dated October 16, 2001, under Items 5 and 7, with respect to the press release issued by the company reporting earnings for the three month period ended September 30, 2001.

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



                                  Owens & Minor, Inc.
                                  ---------------------------
                                  (Registrant)



Date   November 14, 2001
     ---------------------        ___________________________
                                  Jeffrey Kaczka
                                  Senior Vice President
                                  Chief Financial Officer



Date   November 14, 2001
      ----------------------      ___________________________
                                  Olwen B. Cape
                                  Vice President & Controller
                                  Chief Accounting Officer

                            Exhibits Filed with SEC
                            -----------------------

   Exhibit #
   ---------



10 Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001.*

* The company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.