Form 10-K405
period 2001-12-31
OWENS & MINOR INC/VA/
filed 2002-03-08
CIK 75252

Form 10-K Annual Report
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2001

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to

Commission File Number 1-9810

OWENS & MINOR, INC.
(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 4800 Cox Road, Glen Allen, Virginia (Address of principal executive offices)	54-01701843 (I.R.S. Employer Identification No.) 23060 (Zip Code)

Registrant’s telephone number, including area code (804) 747-9794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $2 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8 1/2% Senior Subordinated Notes due 2011	Not Listed
$2.6875 Term Convertible Securities, Series A	Not Listed

Securities registered pursuant to Section 12(g) of the Act:     None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $630,546,304  as of February 14, 2002.
The number of shares of the Company’s Common Stock outstanding as of February 14, 2002 was  33,973,400 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of security holders on April 25, 2002 is incorporated by reference for part III.

OWENS & MINOR 2001 ANNUAL REPORT

Owens & Minor, Inc.
Statement of Differences Between Electronic Form 10-K and Printed Annual Report & Form 10-K

1.	The printed Annual Report and Form 10-K document contains graphs and photographs not incorporated into the electronic Form 10-K.

2.	Pages 1-15 and 17 of the printed document have not been included in the electronic document, as they do not contain items required by Form 10-K.

3.	The 10-K cover sheet and index, presented on pages 57 and 58 of the printed document, have been repositioned to the front of the electronic document.

OWENS & MINOR 2001 ANNUAL REPORT

Item Captions and Index –
Form 10-K Annual Report

Item No.		Page

Part I
1.	Business	19-23
2.	Properties	23
3.	Legal Proceedings	47
4.	Submission of Matters to a Vote of Security Holders	N/A
Part II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	56, 60
6.	Selected Financial Data	18
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-30
7A.	Quantitative and Qualitative Disclosures about Market Risk	29, 40
8.	Financial Statements and Supplementary Data	See Item 14
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	N/A
Part III
10.	Directors and Executive Officers of the Registrant	(a), 16, 59
11.	Executive Compensation	(a)
12.	Security Ownership of Certain Beneficial Owners and Management	(a)
13.	Certain Relationships and Related Transactions	(a)
Part IV
14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
a.	Consolidated Statements of Income for the Years Ended Dec. 31, 2001, Dec. 31, 2000 and Dec. 31, 1999	31
	Consolidated Balance Sheets at Dec. 31, 2001 and Dec. 31, 2000	32
	Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2001, Dec. 31, 2000 and Dec. 31, 1999	33
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended Dec. 31, 2001, Dec. 31, 2000 and Dec. 31, 1999	34
	Notes to Consolidated Financial Statements for the Years Ended Dec. 31, 2001, Dec. 31, 2000 and Dec. 31, 1999	35-54
	Report of Independent Auditors	55
b.	Reports on Form 8-K:	None.
c.	The index to exhibits has been filed as separate pages of 2001 Form 10-K and is available to shareholders on request from the Secretary of the company at the principal executive offices.
(a) Part III will be incorporated by reference from the registrant’s 2002 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2002.

OWENS & MINOR, INC.

/s/ G. Gilmer Minor, III

G. Gilmer Minor, III
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 7th day of March 2002 and in the capacities indicated.

/s/ G. Gilmer Minor, III G. Gilmer Minor, III	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey Kaczka Jeffrey Kaczka	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Olwen B. Cape Olwen B. Cape	Vice President and Controller (Principal Accounting Officer)

/s/ A. Marshall Acuff, Jr. A. Marshall Acuff, Jr.	Director

/s/ Henry A. Berling Henry A. Berling	Director

/s/ Josiah Bunting, III Josiah Bunting, III	Director

/s/ John T. Crotty John T. Crotty	Director

/s/ James B. Farinholt, Jr. James B. Farinholt, Jr.	Director

/s/ Vernard W. Henley Vernard W. Henley	Director

/s/ Peter S. Redding Peter S. Redding	Director

/s/ James E. Rogers James E. Rogers	Director

/s/ James E. Ukrop James E. Ukrop	Director

/s/ Anne Marie Whittemore Anne Marie Whittemore	Director

OWENS & MINOR 2001 ANNUAL REPORT

58

[GRAPHICs]

Board of Directors

A. Marshall Acuff, Jr. (62) 2,4,5
Retired Senior Vice President
& Managing Director,
Salomon Smith Barney, Inc.

Henry A. Berling (59) 1,4
Executive Vice President,
Partnership Development,
Owens & Minor, Inc.

Josiah Bunting, III (62) 2,4,5
Superintendent,
Virginia Military Institute

John T. Crotty (64) 2,3,4*
Managing Partner,
CroBern Management Partnership
President, CroBern, Inc.

James B. Farinholt, Jr. (67) 1,2*,4
Special Assistant to the President
for Economic Development,
Virginia Commonwealth University

Vernard W. Henley (72) 2,3,5
Retired Chairman & CEO,
Consolidated Bank & Trust Company

G. Gilmer Minor, III (61) 1*,4
Chairman & CEO,
Owens & Minor, Inc.

Peter S. Redding (63) 2,3,4
Retired President & CEO,
Standard Register Company

James E. Rogers (56) 1,3*,4
President, SCI Investors Inc.

James E. Ukrop (64) 3,4,5
Chairman,
Ukrop’s Super Markets, Inc.
Chairman, First Market Bank

Anne Marie Whittemore (55)1,3,5*
Partner,
McGuireWoods LLP

Board Committees: 1Executive Committee, 2Audit Committee, 3Compensation & Benefits Committee, 4Strategic Planning Committee, 5Governance & Nominating Committee, *Denotes Chairperson

OWENS & MINOR 2001 ANNUAL REPORT

S elected Financial Data(1)

(in thousands, except ratios and per share data)

	2001	2000	1999	1998	1997

Summary of Operations:
Net sales	$3,814,994	$3,503,583	$3,194,134	$3,090,048	$3,124,062
Income before extraordinary item(2)(3)	$30,103	$33,088	$27,979	$20,145	$24,320

Per Common Share:
Income before extraordinary item – basic	$0.90	$1.01	$0.86	$0.56	$0.60
Income before extraordinary item – diluted	$0.85	$0.94	$0.82	$0.56	$0.60
Average number of shares outstanding – basic	33,368	32,712	32,574	32,488	32,048
Average number of shares outstanding – diluted	40,387	39,453	39,098	32,591	32,129
Cash dividends	$0.2725	$0.2475	$0.23	$0.20	$0.18
Stock price at year end	$18.50	$17.75	$8.94	$15.75	$14.50
Book value at year end	$6.97	$6.41	$5.58	$4.94	$4.48

Summary of Financial Position:
Working capital	$311,778	$233,637	$219,448	$235,247	$233,789
Total assets	$953,853	$867,548	$865,000	$717,768	$712,563
Long-term debt	$203,449	$152,872	$174,553	$150,000	$182,550
Mandatorily redeemable preferred securities	$132,000	$132,000	$132,000	$132,000	$–
Shareholders’ equity	$236,243	$212,772	$182,381	$161,126	$259,301

Selected Ratios:
Gross margin as a percent of net sales	10.7%	10.7%	10.7%	10.8%	10.4%
Selling, general and administrative expenses as a percent of net sales	7.8%	7.7%	7.8%	8.0%	7.8%
Average receivable days sales outstanding(4)	33.1	33.3	34.9	33.5	32.4
Average inventory turnover	9.7	9.5	9.2	9.8	9.9
Return on average total equity before extraordinary item(5)	9.6%	11.2%	10.5%	8.2%	9.7%
Return on average total equity before extraordinary item(6)	13.4%	16.7%	16.3%	9.6%	9.7%
Current ratio	1.8	1.6	1.6	1.9	1.9
Capitalization ratio(4)(5)	42.6%	40.4%	47.2%	43.4%	53.0%
Capitalization ratio(4)(6)	63.2%	63.2%	69.4%	68.9%	53.0%

(1)	On July 30, 1999, the company acquired certain net assets of Medix, Inc. This acquisition was accounted for as a purchase.

(2)
In 1998, the company incurred $11.2 million, or $6.6 million after taxes, of nonrecurring restructuring expenses which are included in income before extraordinary item. In 2001, 2000 and 1999, income before extraordinary item included reductions in the restructuring accrual of $1.5 million, $0.8 million and $1.0 million, or $0.8 million, $0.4 million and $0.6 million after taxes. See Note 3 to the Consolidated Financial Statements.

(3)
In 2001, income before extraordinary item included an impairment loss of $1.1 million on an investment in marketable equity securities and a provision for disallowed income tax deductions of $7.2 million. See Notes 6 and 14 to the Consolidated Financial Statements.

(4)	Assumes that receivables had not been sold under the company’s off balance sheet receivables financing facility. See Note 9 to the Consolidated Financial Statements.

(5)	Includes mandatorily redeemable preferred securities as equity.

(6)	Includes mandatorily redeemable preferred securities as debt.

OWENS & MINOR 2001 ANNUAL REPORT

Business Description

The Company

Owens & Minor Inc. and subsidiaries (O&M or the company) is the leading distributor of national name brand medical and surgical supplies in the United States, distributing over 120,000 finished medical and surgical products produced by approximately 1,500 suppliers to approximately 4,000 customers from 44 distribution centers nationwide. The company’s customers are primarily acute care hospitals and integrated healthcare networks (IHNs), which account for more than 90% of O&M’s net sales. Many of these hospital customers are represented by national healthcare networks (Networks) or group purchasing organizations (GPOs) that offer discounted pricing with suppliers and contract distribution services with the company. Other customers include alternate care providers such as clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company, the company refined its mission in 1992, selling the wholesale drug division to concentrate on medical and surgical distribution. O&M has significantly expanded and strengthened its national presence over the last ten years through internal growth and acquisitions, generating $3.8 billion of net sales in 2001.

The Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, IHNs and alternate care providers. The company contracts with these providers directly and through Networks and GPOs. The medical/surgical supply distribution industry has experienced growth in recent years due to the aging population and emerging medical technology resulting in new healthcare procedures and products. Over the years, healthcare providers have continued to change and model their health systems to meet the needs of the markets they serve. They have forged strategic relationships with national medical and surgical supply distributors to meet the challenges of managing the supply procurement and distribution needs of their entire network. The traditional role of distributors in warehousing and delivering medical and surgical supplies to customers is evolving into the role of assisting customers to manage the entire supply chain.

Historically, the medical/surgical supply distribution industry has been highly fragmented. During the past decade, the overall healthcare market has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities seeking to lower their total costs. These providers have sought to lower total product costs through incremental value-added services from their medical and surgical supply distributors. These trends have driven a significant and ongoing consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume and develop technology platforms and decision support systems.

The Business

The company purchases a high volume of medical and surgical products from suppliers, inventories these items at its distribution centers and provides delivery services to its customers. O&M’s 44 distribution centers are located throughout the United States and are situated close to its major customer facilities. These distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most medical and surgical supplies with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, providing effective control of customer service. Contract carriers and parcel services are used to transport all other medical and surgical supplies. The company customizes its product pallets and truckloads according to the needs of its customers, thus enabling them to reduce labor on the receiving end. Furthermore, delivery times are adjusted to customers’ needs, allowing them to streamline receiving activities.

O&M strives to make the supply chain more efficient through the utilization of advanced warehousing, delivery and

OWENS & MINOR 2001 ANNUAL REPORT

Business Description (continued)

purchasing techniques, enabling customers to order products using just-in-time and stockless services. A key component of this strategy is a significant investment in advanced information technology, which includes automated warehousing technology as well as electronic data interchange (EDI) and Internet-based technology for communicating with both customers and suppliers. O&M provides technology so that customers can analyze their own purchasing data to help them maintain contract compliance, create workflow efficiencies, raise employee productivity and cut costs.

Value-Added Services

The company offers its customers value-added services in the areas of supply chain management, logistics and information technology in order to help control healthcare costs, improve inventory management and increase profitability. Some of these services include:

•
CostTrack: This activity-based management program helps customers identify and track the cost drivers in their procurement and handling activities, giving them the information they need to drive workflow efficiencies, raise employee productivity and cut costs. With CostTrack, the pricing of services provided to customers is based on the variety of services that they choose, as compared to a traditional cost-plus pricing model. In 2001, almost 28% of the company’s net sales were generated through the CostTrack program, up from 22% in 2000.

•
WISDOM: This Internet-accessed decision support tool connects customers, suppliers and GPOs to the company’s data warehouse. WISDOM offers customers online access to a wide variety of reports, which summarize their purchase history, contract compliance, product usage and other related data. This timely information helps customers consolidate purchasing information across their healthcare systems and identify opportunities for product standardization, contract compliance and supplier consolidation. The company offers WISDOM on a subscription basis. WISDOM users represented net sales of approximately $1.5 billion for the year ended December 31, 2001.

•
WISDOM[2]: The second generation of WISDOM, this Internet-based decision support tool provides customers access to purchasing information for all medical/surgical manufacturers and suppliers recorded in their materials management information systems. This timely information helps customers identify opportunities for product standardization, contract compliance, order optimization and efficiencies in their overall purchasing activity.

•
PANDAC Wound Closure Asset Management Program: This information-based program provides customers with an evaluation of their current and historical wound closure inventories and usage levels, helping them reduce their investment in high-cost wound management supplies and control their costs per operative case.

•
Focus On Consolidation, Utilization & Standardization (FOCUS): This supplier partnership program drives product standardization and consolidation, increasing the volume of purchases from the most efficient suppliers, which provides operational benefits and cost savings throughout the supply chain. FOCUS centers around both commodity and preference product standardization. O&M requires its FOCUS supplier partners to meet strict certification standards, such as exceeding minimum fill rates and offering a flexible returned goods policy.

Customers

The company currently provides its distribution services to approximately 4,000 healthcare providers, including hospitals, IHNs and alternative care providers, contracting with them directly and through Networks and GPOs.

Networks and GPOs

Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply

OWENS & MINOR 2001 ANNUAL REPORT

distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. Networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, an organization that manages purchasing for more than 5,000 healthcare organizations. Novation was created in 1998 to serve member organizations of VHA, which O&M has served since 1985, and University HealthSystem Consortium (UHC), an alliance of academic health centers. Sales to Novation members represented approximately 51% of the company’s net sales in 2001. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 300 acute care hospitals and more than 1,400 sub-acute care facilities, including Tenet Healthcare Corporation, one of the largest for profit hospital chains in the nation. Sales to Broadlane members represented approximately 11% of O&M’s net sales in 2001.

IHNs

IHNs are typically networks of different types of healthcare providers that seek to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers’ shared economic interests create strong incentives for participation in distribution contracts established at the system level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M’s enhanced inventory management and other value-added services.

Individual Providers

In addition to contracting with healthcare providers at the IHN level, and through Networks and GPOs, O&M contracts directly with individual healthcare providers. In 2001, not-for-profit hospitals represented a majority of these facilities.

Sales and Marketing

O&M’s sales and marketing function is organized to support its decentralized field sales teams of approximately 220 people. Based from the company’s distribution centers nationwide, the company’s local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with Networks and GPOs to meet their needs and coordinate activities with their individual member facilities. In addition, O&M has a national field organization, the Medical Specialties Group, which is focused on assisting customers in the clinical environment. The company’s integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.

Contracts and Pricing

Industry practice is for healthcare providers or their GPOs to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. Distribution contracts in the medical/surgical supply industry establish the price at which products will be distributed and, in many cases, specify a minimum volume of product to be purchased and are terminable by the customer upon short notice.

The majority of O&M’s arrangements compensate the company on a cost-plus percentage basis under which a negotiated percentage distributor fee is added to the product cost agreed to by the customer and the supplier. This negotiated distributor fee is calculated either on a fixed cost-plus percentage basis or a variable cost-plus percentage basis that varies according to the services rendered and the dollar volume of purchases. Under this variable pricing method, as the company’s sales to an institution grow, the cost-plus percentage charged to the customer generally decreases. Additionally, O&M has arrangements that charge incremental fees for additional distribution and enhanced inventory management services, such as more frequent deliveries and distribution of products in small units of measure. Although the company’s marketing and sales personnel based in the distribution centers can negotiate local arrangements and pricing levels with customers, corporate management has established minimum pricing levels and a contract review process.

OWENS & MINOR 2001 ANNUAL REPORT

Business Description (continued)

Pricing under O&M’s CostTrack model differs from pricing under a traditional cost-plus model. With CostTrack, the pricing of  services provided to customers is based on the variety of services that they choose, as compared to a traditional cost-plus pricing model. As a result, this pricing model more accurately aligns the distribution fees charged to the customer with the costs of the individual services provided.

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers, including discounts for prompt payment and volume incentives. The company has well-established relationships with virtually all major suppliers of medical and surgical supplies, and uses cross-functional teams to work with its largest suppliers to create operating efficiencies in the supply chain.

Approximately 16% of O&M’s net sales in 2001 were sales of Johnson & Johnson Hospital Services, Inc. products. Approximately 15% of O&M’s 2001 net sales were sales of products of the subsidiaries of Tyco International, which include Kendall Healthcare Products, United States Surgical Corporation and Mallinckrodt.

Information Technology

To support its strategic efforts, the company has developed information systems to manage all aspects of its operations, including warehouse and inventory management, asset management and electronic commerce. O&M believes that its investment in and use of technology in the management of its operations provides the company with a significant competitive advantage. In 2001, the company ranked number one on the InformationWeek 500 listing of the most innovative users of technology in the nation.

In 1998, O&M signed a 10-year agreement with Perot Systems Corporation to outsource its information technology (“IT”) operations and to procure strategic application development services. This partnership has allowed the company to provide resources to major IT initiatives, which support internal operations and enhance services to customers and suppliers. The company has focused its technology expenditures on electronic commerce, data warehouse and decision support, supply chain management and warehousing systems, sales and marketing programs and services and infrastructure enhancements. In 2001, O&M’s capital expenditures included approximately $9.8 million for computer hardware and software.

Owens & Minor is an industry leader in the use of electronic commerce to conduct business transactions with customers and suppliers, using OM Direct, an Internet-based product catalog and direct ordering system, to supplement existing EDI technologies.

The company also provides distribution services for several Internet-based medical and surgical supply companies. O&M is committed to an ongoing investment in an open, Internet-based electronic commerce platform to support the company’s supply chain management initiatives and to enable expansion into new market segments for medical and surgical products.

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

Inventory

Due to O&M’s significant investment in inventory to meet the rapid delivery requirements of customers, efficient asset management is essential to the company’s profitability. The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on suppliers, distributors and healthcare providers to create more efficient inventory management systems. O&M has responded to these ongoing challenges by developing inventory forecasting capabilities, a client/server warehouse management system, a product standardization and consolidation initiative, and a vendor-managed inventory process. This vendor-managed inventory process allows some of the company’s major suppliers to monitor daily sales, inventory levels and product forecasts electronically so they can automatically and accurately replenish O&M’s inventory.

OWENS & MINOR 2001 ANNUAL REPORT

Accounts Receivable

The company’s credit practices are consistent with those of other medical and surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and does not believe that the risk of loss associated with accounts receivable poses a significant risk to its results of operations.

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

Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, electronic commerce capabilities and the ability to meet special customer requirements. O&M believes its emphasis on technology, combined with its customer-focused approach to distribution and value-added services, enables it to compete effectively with both larger and smaller distributors by being located near the customer and offering a high level of customer service.

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M’s distribution centers is licensed to distribute medical and surgical supplies as well as certain pharmaceutical and related products. The company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Occupational Safety and Health Administration, state boards of pharmacy and, in certain areas, state boards of health. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

Employees

At the end of 2001, the company had 2,937 full-time and part-time employees. O&M believes that ongoing employee training is critical to performance, so the company emphasizes quality and technology in training programs to increase employee efficiency by sharpening overall customer service skills and by focusing on functional best practices. Management believes that relations with employees are good.

Properties

O&M’s corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in facilities leased from unaffiliated third parties. The company owns two undeveloped parcels of land adjacent to its corporate headquarters. In March 2001, the company purchased an undeveloped parcel of land in nearby Hanover County to be used for its future corporate headquarters. The company leases offices and warehouses for 42 of its distribution centers across the United States from unaffiliated third parties. In addition, the company has a distribution center located at a customer facility in Columbia, South Carolina, and has a warehousing arrangement in Honolulu, Hawaii. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

OWENS & MINOR 2001 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

2001 Financial Results

In 2001, O&M earned net income of $23.0 million, or $0.68 per diluted common share, compared with $33.1 million, or $0.94 per diluted common share in 2000, and $28.0 million, or $0.82 per diluted common share in 1999. Results from 2001 included a $1.1 million impairment loss on an investment, a $7.2 million additional tax provision related principally to disallowed interest deductions for corporate-owned life insurance for the years 1995 through 1998, and a $7.1 million after-tax extraordinary loss on the early retirement of debt. Net income in 2001, 2000 and 1999 included reductions in a restructuring reserve, originally established in 1998, of $0.8 million, $0.4 million, and $0.6 million, net of tax. Excluding these unusual items, net income for 2001 increased to $37.5 million, or $1.03 per diluted common share, from $32.7 million, or $0.93 per diluted common share, for 2000 and $27.4 million, or $0.80 per diluted common share for 1999. The increase from 2000 to 2001 was primarily due to the increase in sales, a reduction of financing costs, and a lower effective tax rate for ongoing operations. The increase from 1999 to 2000 resulted from higher sales and success in controlling operating expenses through productivity improvements.

The following tables reconcile net income as reported under generally accepted accounting principles to income excluding unusual items for the years ended December 31, 2001, 2000 and 1999:

(in thousands, except per share data)

	Year ended December 31, 2001

	As reported	Unusual items	Excluding unusual items

Income before income taxes and extraordinary item	$64,577	$405	$64,172
Income tax provision	34,474	7,817	26,657

Income before extraordinary item	30,103	(7,412)	37,515
Extraordinary loss on early retirement of debt	(7,068)	(7,068)	–

Net income	$23,035	$(14,480)	$37,515

Per common share – diluted:
Income before extraordinary item	$0.85	$(0.18)	$1.03
Extraordinary loss on early retirement of debt	(0.17)	(0.17)	–

Net income	$0.68	$(0.35)	$1.03

	Year ended December 31, 2000

	As reported	Unusual items	Excluding unusual items

Income before income taxes	$60,160	$750	$59,410
Income tax provision	27,072	338	26,734

Net income	$33,088	$412	$32,676

Net income per diluted common share	$0.94	$0.01	$0.93

	Year ended December 31, 1999

	As reported	Unusual items	Excluding unusual items

Income before income taxes	$50,058	$1,000	$49,058
Income tax provision	22,079	441	21,638

Net income	$27,979	$559	$27,420

Net income per diluted common share	$0.82	$0.02	$0.80

OWENS & MINOR 2001 ANNUAL REPORT

Results of Operations

The following table presents the company’s consolidated statements of income on a percentage of net sales basis:

Year ended December 31,	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.3	89.3	89.3

Gross margin	10.7	10.7	10.7

Selling, general and administrative expenses	7.8	7.7	7.8
Depreciation and amortization	0.6	0.6	0.6
Interest expense, net	0.3	0.3	0.4
Discount on accounts receivable securitization	0.1	0.2	0.1
Impairment loss on investment	0.0	–	–
Distributions on mandatorily redeemable preferred securities	0.2	0.2	0.2
Restructuring credit	(0.0)	(0.0)	(0.0)

Total expenses	9.0	9.0	9.1

Income before income taxes and extraordinary item	1.7	1.7	1.6
Income tax provision	0.9	0.8	0.7

Income before extraordinary item	0.8	0.9	0.9
Extraordinary loss on early retirement of debt	(0.2)	–	–

Net income	0.6%	0.9%	0.9%

Acquisition. On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical/surgical supplies, for approximately $83 million. The company paid cash of approximately $68 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $58 million was recorded as goodwill and has been amortized on a straight-line basis over 40 years. As the acquisition was accounted for as a purchase, the operating results of Medix have been included in the company’s consolidated financial statements since July 30, 1999.

In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual of $2.7 million, included in the allocation of the purchase price, was established to provide for certain costs related to this plan. In 2001, 2000, and 1999 amounts of $0.3 million, $1.0 million, and $0.1 million were charged against the accrual, principally for lease payments on closed facilities and employee separations. The integration of the Medix business was completed in 2001, and the integration accrual was re-evaluated, resulting in a reduction in the accrual of $0.6 million. This adjustment was recorded as a reduction in goodwill. The remaining accrual consists primarily of losses on lease commitments for vacated warehouse space on leases through 2003. Management subleases the vacant space when practicable to reduce these losses.

Net sales. Net sales increased by 9% to $3.81 billion for 2001, from $3.50 billion for 2000. This increase resulted from further penetration of existing accounts, as well as new business, including the addition of several large customers. In April 2001, the company signed a new distribution agreement with Novation, the supply company of VHA, Inc. and University HealthSystem Consortium, continuing its long-standing relationship with these organizations. Under the new three-year agreement, the company is one of two national medical and surgical supply distributors authorized to serve members in all areas of the country. Sales to Novation members represented approximately 51% of the company’s net sales in 2001.

Net sales increased by 10% to $3.50 billion for 2000, from $3.19 billion in 1999. Excluding the sales generated by customers acquired through the Medix acquisition, net sales increased 6%. Most of this increase resulted from increased penetration of existing accounts, most significantly Broadlane, whose distribution contract began in February 1999.

The company anticipates sales growth for 2002 to be in the 6 to 8 percent range.

[Graphic]

OWENS & MINOR 2001 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

Gross margin. Gross margin as a percentage of net sales for 2001 remained unchanged from 2000 and 1999 at 10.7%. From 1999 to 2000 and from 2000 to 2001, customer margins decreased slightly due to competitive pressures and changes in the company’s customer mix. These decreases, however, were offset by increased margins from supplier incentives and inventory buying opportunities.

For 2002, management anticipates continued competitive pressure, as well as potential lessening of supplier incentives. The company will continue to pursue opportunities for margin improvement, including an emphasis on providing value-added services to customers and converting more business to CostTrack, which better aligns the fees charged to customers with the services provided. The company will also continue to actively pursue buying opportunities in order to reduce the cost of goods sold. As a result, management anticipates that, in 2002, gross margin as a percentage of net sales will remain consistent with 2001.

[GRAPHIC]

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses as a percentage of net sales were 7.8% in 2001 compared with 7.7% in 2000 and 7.8% in 1999. The increase from 2000 to 2001 was primarily the result of higher personnel, warehouse and employee benefits costs driven by customer and business transitions, including:

•	higher than normal activity levels related to customer sign-ups as a result of the Novation contract renewal,

•	the addition of several large new customer accounts, and

•	changes in the levels of service provided to certain customers, such as low unit-of-measure delivery.

The decreases from 1999 to 2000 as a percentage of net sales were attributable to economies of scale achieved as a result of a higher sales base without a significant increase in fixed costs, operating efficiencies driven by improved warehouse technology, and continued management of administrative costs, including consolidation of certain administrative functions.

Management anticipates that in 2002, SG&A expenses as a percentage of net sales will improve by a minimum of 10 basis points as compared to 2001, as the volume of customer transitions is expected to be lower and the company is focusing on further standardization of processes. Increased demand for low unit-of-measure delivery and other increases in levels of service as a result of customer needs could affect the company’s ability to decrease SG&A expenses as a percentage of net sales, but increased fees for these services should enable the company to preserve or enhance operating margins.

Depreciation and amortization. Depreciation and amortization increased by 4% in 2001 to $22.5 million, compared with $21.5 million in 2000 and $19.4 million in 1999. Excluding goodwill amortization of $6.0 million in 2001 and 2000 and $5.1 million in 1999, depreciation and amortization increased by 6% from 2000 to 2001 and by 9% from 1999 to 2000 as a result of continued capital spending associated with information technology initiatives. O&M anticipates similar increases in depreciation in 2002 as the company continues to invest in information technology. In 2002, the company will adopt Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, and as a result, the company will no longer amortize goodwill.

Net interest expense and discount on accounts receivable securitization (financing costs). Net financing costs totaled $17.7 million in 2001, compared with $19.4 million in 2000 and $17.1 million in 1999. Net financing costs included collections of customer finance charges of $4.5 million in 2001, compared with $5.3 million in 2000 and $4.6 million in 1999. Excluding the collection of customer finance charges, financing costs decreased to $22.2 million in 2001 from $24.8 million in 2000, and increased

OWENS & MINOR 2001 ANNUAL REPORT

[Graphic]
from $21.7 million in 1999. The decrease in financing costs from 2000 to 2001 was primarily driven by lower effective interest rates resulting from both the refinancing of the company’s long-term debt and from decreases in short-term interest rates. The increase in financing costs from 1999 to 2000 was due to a combination of higher interest rates due to external market forces and an increase in outstanding financing resulting from the Medix acquisition. O&M expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Impairment loss on investment. The company owns equity securities of a provider of business-to-business e-commerce services in the healthcare industry. The market value of these securities fell significantly below the company’s original cost basis and, as management believed that recovery in the near term was unlikely, the company recorded an impairment charge of $1.1 million in the third quarter of 2001.

Restructuring credits. As a result of the cancellation of a significant customer contract in 1998, the company recorded a nonrecurring restructuring charge of $6.6 million, after taxes, to downsize operations. The company periodically re-evaluates its restructuring reserve, and since the actions under this plan have resulted in lower projected total costs than originally anticipated, the company has recorded reductions in the reserve in 2001, 2000 and 1999 of $1.5 million, $0.8 million and $1.0 million. These reductions in the reserve have increased net income for 2001, 2000 and 1999 by $0.8 million, $0.4 million and $0.6 million. In 2001, 2000 and 1999, amounts of $0.3 million, $1.8 million and $2.1 million were charged against this liability. The remaining accrual consists primarily of losses on lease commitments for vacated office space on leases through 2006, as well as anticipated asset write-offs. Management subleases the vacant space when practicable to reduce the cost of the restructuring plan.

Income taxes. The provision for income taxes was $34.5 million in 2001, including a $7.2 million provision for estimated tax liabilities related principally to interest deductions for corporate-owned life insurance claimed on the company’s tax returns for the years 1995 through 1998. Excluding this charge, the impairment loss on investment, and the reduction of the restructuring reserve, O&M’s effective tax rate was 41.5% in 2001, compared with 45.0% in 2000 and 44.1% in 1999. The reduction in rate from 2000 to 2001 resulted primarily from lower effective state income tax rates and decreases in the effect of certain nondeductible items. The increase in the effective tax rate from 1999 to 2000 resulted primarily from increases in certain nondeductible expenses. The effective tax rate is expected to decrease in 2002 as a result of the elimination of goodwill amortization expense, of which only a small part was deductible for income tax purposes.

Financial Condition, Liquidity and Capital Resources

Liquidity. Combined outstanding debt and off balance sheet accounts receivable securitization increased by $39.9 million from December 31, 2000 to $273.4 million at December 31, 2001. This increase in financing levels was primarily a result of an increased investment in inventory to support growing sales volume and to ensure high service levels during customer transitions. Excluding sales of accounts receivable, and their subsequent collections, under the company’s off balance sheet receivables financing facility (Receivables Financing Facility), $11.6 million of cash was provided by operating activities in 2001, compared with $68.8 million in 2000 and $61.7 million in 1999. This decrease in operating cash flow resulted largely from increased purchases of inventory.

OWENS & MINOR 2001 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

In July 1999, the company acquired certain net assets of Medix for approximately $83 million. This acquisition was funded by cash flow from operations and an increase in outstanding financing under the Receivables Financing Facility.

During 2000, the company replaced its revolving credit facility and Receivables Financing Facility with new facilities expiring in April 2003 and July 2001. The new revolving credit facility allows the company to borrow up to $225 million, unchanged from the prior facility. Under the new Receivables Financing Facility, the company can sell up to $225 million of accounts receivable, an increase of $75 million from the prior facility. In July 2001, the company extended the expiration of its Receivables Financing Facility to July 11, 2002. The company expects to renew or replace both its Receivables Financing Facility and its revolving credit facility in 2002.

On July 2, 2001, the company issued $200 million of 8 1/2% Senior Subordinated Notes which will mature in July 2011. The proceeds from these notes were used to retire the company’s $150 million of 10 7/8% Senior Subordinated Notes and to reduce the amount of outstanding financing under the Receivables Financing Facility. The retirement of the 10 7/8% Notes resulted in an extraordinary loss on the early retirement of debt of $7.1 million, net of income tax benefit. In conjunction with the new notes, the company entered into interest rate swap agreements through 2011 under which the company pays counterparties a variable rate based on London Interbank Offered Rate (LIBOR) and the counterparties pay the company a fixed interest rate of 8 1/2% on a notional amount of $100 million.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2001, O&M had $213.6 million of unused credit under its revolving credit facility and the ability to sell an additional $155.0 million of accounts receivable under the Receivables Financing Facility.

The following is a summary of the company’s significant contractual obligations:

(in millions)

		Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$200.0	$ –	$ –	$ –	$200.0
Mandatorily redeemable preferred securities	132.0	–	–	–	132.0
Leases and other commitments	76.9	23.2	35.2	15.2	3.3

Total contractual obligations	$408.9	$23.2	$35.2	$15.2	$335.3

In addition, the company has two commitments to outsource information technology operations that are cancelable upon payment of termination fees. These commitments are more fully described in Note 18 to the Consolidated Financial Statements.

Working Capital Management. The company’s working capital increased by $78.1 million from December 31, 2000, to $311.8 million at December 31, 2001, as a result of increased levels of inventory. Inventory turnover improved to 9.7 times for the year ended December 31, 2001, from 9.5 times for the year ended December 31, 2000, as a result of increased sales. Accounts receivable, assuming they had not been sold under the company’s Receivables Financing Facility, decreased by $7.7 million to $334.2 million at December 31, 2001.

Capital Expenditures. Capital expenditures were approximately $16.8 million in 2001, including $3.3 million for the purchase of land to be used for the company’s future headquarters. The company spent $9.8 million to purchase computer hardware and software. The company expects to continue supporting strategic initiatives and improving operational efficiency through investments in technology, including system upgrades.

OWENS & MINOR 2001 ANNUAL REPORT

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued the following new accounting pronouncements: SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, and SFAS 143, Accounting for Asset Retirement Obligations.

The provisions of SFAS 141 require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and also specify criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. The adoption of this standard will affect the company’s accounting for future acquisitions.

The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard, and at least annually, at the reporting unit level. The company is required to adopt the provisions of this standard beginning on January 1, 2002. As a result, the company will no longer record goodwill amortization expense. Amortization expense related to goodwill for 2001, 2000 and 1999 was $6.0 million, $6.0 million and $5.1 million. Had SFAS 142 been in effect in 2001, 2000 and 1999, net income would have been increased by $5.3 million, $5.3 million and $4.8 million, or $0.13, $0.13 and $0.12 per diluted common share. Management expects that implementation of SFAS 142 will increase net income by approximately $5.3 million, or $0.13 per diluted common share, in 2002.

The provisions of SFAS 142 require the company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any such transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the company’s consolidated statement of income. Management does not expect to incur a transitional impairment loss upon adoption of this standard.

The provisions of SFAS 142 also require the company to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill. At December 31, 2001, the company had no separately identifiable intangible assets from purchase business combinations that were recorded either separately or within goodwill.

The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company will be required to adopt the provisions of this standard beginning on January 1, 2003. Management believes that adoption of this standard will not have a material effect on the company’s financial condition or results of operations.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS 144 will modify the accounting treatment for impairments of long-lived assets and discontinued operations. The company will be required to adopt the provisions of this standard beginning on January 1, 2002. Management believes that adoption of this standard will not have a material effect on the company’s financial condition or results of operations.

Customer Risk

The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, and changes in the way medical and surgical services are delivered to patients. The loss of one of the company’s larger customers could have a significant effect on its business. However, management believes that the company’s competitive position in the marketplace and its ability to control costs would enable it to continue profitable operations and attract new customers in the event of such a loss.

Market Risk

O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

The company is exposed to market risk relating to changes in interest rates. To manage this risk, O&M uses interest rate swaps to modify the company’s exposure to interest rate movements and reduce borrowing costs. The company is exposed to

OWENS & MINOR 2001 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M’s exposure is not significant and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

The company is exposed to market risk from both changes in interest rates related to its interest rate swaps and changes in discount rates related to its Receivables Financing Facility. Interest expense and discount on accounts receivable securitization are subject to change as a result of movements in interest rates. As of December 31, 2001, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate, as well as $70 million of receivables sold under the Receivables Financing Facility. Assuming similar levels of financing under the Receivables Financing Facility, a hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.7 million per year in connection with the swaps and the accounts receivable securitization.

Forward-Looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions; dependence on sales to certain customers; dependence on suppliers; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value added services; the ability to convert customers to CostTrack; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify, manage or integrate possible future acquisitions; the outcome of outstanding litigation; and changes in government regulations. The company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

OWENS & MINOR 2001 ANNUAL REPORT

Consolidated Statements of Income

(in thousands, except per share data)

Year ended December 31,	2001	2000	1999

Net sales	$3,814,994	$3,503,583	$3,194,134
Cost of goods sold	3,406,758	3,127,911	2,851,556

Gross margin	408,236	375,672	342,578

Selling, general and administrative expenses	296,807	268,205	249,960
Depreciation and amortization	22,469	21,515	19,365
Interest expense, net	13,363	12,566	11,860
Discount on accounts receivable securitization	4,330	6,881	5,240
Impairment loss on investment	1,071	–	–
Distributions on mandatorily redeemable preferred securities	7,095	7,095	7,095
Restructuring credit	(1,476)	(750)	(1,000)

Total expenses	343,659	315,512	292,520

Income before income taxes and extraordinary item	64,577	60,160	50,058
Income tax provision	34,474	27,072	22,079

Income before extraordinary item	30,103	33,088	27,979
Extraordinary loss on early retirement of debt, net of tax benefit	(7,068)	–	–

Net income	$23,035	$33,088	$27,979

Per common share – basic:
Income before extraordinary item	$0.90	$1.01	$0.86
Extraordinary loss, net of tax benefit	(0.21)	–	–

Net income	$0.69	$1.01	$0.86

Per common share – diluted:
Income before extraordinary item	$0.85	$0.94	$0.82
Extraordinary loss, net of tax benefit	(0.17)	–	–

Net income	$0.68	$0.94	$0.82

Cash dividends per common share	$0.2725	$0.2475	$0.23

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2001 ANNUAL REPORT

Consolidated Balance Sheets

(in thousands, except per share data)

December 31,	2001	2000

Assets
Current assets
Cash and cash equivalents	$953	$626
Accounts and notes receivable, net	264,235	261,905
Merchandise inventories	389,504	315,570
Other current assets	24,760	16,190

Total current assets	679,452	594,291
Property and equipment, net	25,257	24,239
Goodwill, net	198,324	204,849
Other assets, net	50,820	44,169

Total assets	$953,853	$867,548

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$286,656	$291,507
Accrued payroll and related liabilities	12,669	9,940
Deferred income taxes	27,154	16,502
Other accrued liabilities	41,195	42,705

Total current liabilities	367,674	360,654
Long-term debt	203,449	152,872
Accrued pension and retirement plans	14,123	8,879
Deferred income taxes	364	371

Total liabilities	585,610	522,776

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	132,000	132,000

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares Series A;
Participating Cumulative Preferred Stock; none issued	–	–
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 33,885 shares and 33,180 shares	67,770	66,360
Paid-in capital	27,181	18,039
Retained earnings	142,854	129,001
Accumulated other comprehensive loss	(1,562)	(628)

Total shareholders’ equity	236,243	212,772

Commitments and contingencies

Total liabilities and shareholders’ equity	$953,853	$867,548

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2001 ANNUAL REPORT

Consolidated Statements of Cash Flows

(in thousands)

Year ended December 31,	2001	2000	1999

Operating activities
Income before extraordinary item	$30,103	$33,088	$27,979
Adjustments to reconcile income before extraordinary item to cash provided by operating activities:
Depreciation and amortization	22,469	21,515	19,365
Restructuring credit	(1,476)	(750)	(1,000)
Impairment loss on investment	1,071	–	–
Deferred income taxes	11,268	(1,293)	8,236
Provision for LIFO reserve	4,264	2,973	1,741
Provision for losses on accounts and notes receivable	782	227	559
Sales of (collections of sold) accounts receivable, net	(10,000)	(25,612)	30,612
Changes in operating assets and liabilities:
Accounts and notes receivable	6,888	(9,593)	(30,131)
Merchandise inventories	(78,198)	23,935	(42,397)
Accounts payable	10,049	(14,783)	86,871
Net change in other current assets and current liabilities	48	8,926	(11,232)
Other, net	4,373	4,522	1,686

Cash provided by operating activities	1,641	43,155	92,289

Investing activities
Net cash paid for acquisition of business	–	–	(82,699)
Additions to property and equipment	(10,147)	(8,005)	(8,933)
Additions to computer software	(6,686)	(11,622)	(13,172)
Other, net	(858)	(152)	(2,359)

Cash used for investing activities	(17,691)	(19,779)	(107,163)

Financing activities
Net proceeds from issuance of long-term debt	194,331	–	–
Payments to retire long-term debt	(158,594)	–	–
Additions (reductions) to other debt, net	(3,533)	(21,645)	25,178
Cash dividends paid	(9,182)	(8,156)	(7,520)
Proceeds from exercise of stock options	8,255	4,837	80
Other, net	(14,900)	1,545	(2,741)

Cash provided by (used for) financing activities	16,377	(23,419)	14,997

Net increase (decrease) in cash and cash equivalents	327	(43)	123
Cash and cash equivalents at beginning of year	626	669	546

Cash and cash equivalents at end of year	$953	$626	$669

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2001 ANNUAL REPORT

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance December 31, 1998	32,618	$65,236	$12,280	$83,610	$–	$161,126

Net income				27,979		27,979

Comprehensive income						27,979

Issuance of restricted stock, net of forfeitures	74	148	893			1,041
Unearned compensation			(454)			(454)
Cash dividends				(7,520)		(7,520)
Exercise of stock options	6	12	71			83
Other	13	26	100			126

Balance December 31, 1999	32,711	65,422	12,890	104,069	–	182,381

Net income				33,088		33,088
Other comprehensive income, net of tax:
Unrealized loss on investment					(628)	(628)

Comprehensive income						32,460

Issuance of restricted stock, net of forfeitures	102	204	622			826
Unearned compensation			(139)			(139)
Cash dividends				(8,156)		(8,156)
Exercise of stock options	355	710	4,541			5,251
Other	12	24	125			149

Balance December 31, 2000	33,180	66,360	18,039	129,001	(628)	212,772

Net income				23,035		23,035
Other comprehensive income, net of tax:
Unrealized gain on investment					272	272
Reclassification of unrealized loss to net income					642	642
Minimum pension liability adjustment					(1,848)	(1,848)

Comprehensive income						22,101

Issuance of restricted stock, net of forfeitures	55	110	813			923
Unearned compensation			(173)			(173)
Cash dividends				(9,182)		(9,182)
Exercise of stock options	696	1,392	9,237			10,629
Other	(46)	(92)	(735)			(827)

Balance December 31, 2001	33,885	$67,770	$27,181	$142,854	$(1,562)	$236,243

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2001 ANNUAL REPORT

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation.  Owens & Minor, Inc. is the leading distributor of national name brand medical and surgical supplies in the United States. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates.  The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make assumptions and estimates that affect amounts reported. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory valuation allowances, collectibility of rebates receivable, depreciation and amortization, tax liabilities, and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents.  Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable.  The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $5.3 million and $6.4 million have been applied as reductions of accounts receivable at December 31, 2001 and 2000.

Merchandise Inventories.  The company’s merchandise inventories are valued on a last-in, first-out (LIFO) basis.

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

Goodwill.  Goodwill is amortized on a straight-line basis over 40 years from the dates of acquisition. As of December 31, 2001 and 2000, goodwill was $238.3 and $238.8 million and the related accumulated amortization was $40.0 million and $34.0 million. Based upon management’s assessment of undiscounted future cash flows, the carrying value of goodwill at December 31, 2001 has not been impaired in accordance with the provisions of Statement of Financial Accounting Standards No. (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.

Amortization expense related to goodwill for 2001, 2000 and 1999 was $6.0 million, $6.0 million and $5.1 million. Effective January 1, 2002, the company will be required to adopt the provisions of SFAS 142, Goodwill and Other Intangible Assets.

The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard, and at least annually, at the reporting unit level. As a result, the company will no longer record goodwill amortization expense. The company will be required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any such transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the company’s consolidated statement of income.

The provisions of SFAS 142 also require the company to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. At December 31, 2001, the company had no separately identifiable intangible assets from purchase business combinations that are recorded either separately or within goodwill.

Computer Software.  The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software

OWENS & MINOR 2001 ANNUAL REPORT

costs are amortized over the estimated useful life of the software, usually between 3 and 5 years. Computer software costs are included in other assets, net in the consolidated balance sheets. Unamortized software at December 31, 2001 and 2000 was $22.8 million and $23.7 million. Depreciation and amortization expense includes $7.6 million, $6.1 million and $4.9 million of software amortization for the years ended December 31, 2001, 2000 and 1999.

Investment. The company owns equity securities that are classified as available-for-sale, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and are included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. Other than temporary declines in market value from original cost are reclassified to net income.

Revenue Recognition. The company recognizes product revenue when product has been shipped, fees are determinable, and collectibility is probable. Service revenue is recognized ratably over the period during which services are provided. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which clarifies the application of generally accepted accounting principles to revenue recognition in financial statements. The company adopted the provisions of SAB 101 in the fourth quarter 2000.

Stock-based Compensation. The company uses the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The disclosures required by SFAS 123 are included in Note 12 to the Consolidated Financial Statements.

Derivative Financial Instruments. On January 1, 2001, the company adopted the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting treatment for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. The adoption of this Standard did not have a material impact on the company’s results of operations or financial position.

The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. These swaps are recognized on the balance sheet at their fair value, based on estimates of the prices obtained from a dealer. All of the company’s interest rate swaps since the implementation of SFAS 133 have been designated as hedges of the fair value of a portion of the company’s long-term debt and, accordingly, the changes in the fair value of the swaps and the changes in the fair value of the hedged item attributable to the hedged risk are recognized as a charge or credit to interest expense. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the swaps are highly effective in offsetting changes in the fair values of the hedged items. If it is determined that an interest rate swap has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively.

Prior to the adoption of the provisions of SFAS 133, the company entered into interest rate swaps as part of its interest rate risk management strategy. The instruments were designated as hedges of interest-bearing liabilities and anticipated cash flows associated with off balance sheet financing. Net payments or receipts were accrued as interest payable or receivable and as interest expense or income. Fees related to these instruments were amortized over the life of the instrument. If the outstanding balance of the underlying liability were to drop below the notional amount of the swap, the excess portion of the swap was marked to market, and the resulting gain or loss included in net income.

Operating Segments. As defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, the company has eight operating segments, representing various geographic areas within the United States. As each of these segments is substantially identical to the others in each of the five aggregation characteristics identified in the statement, they

OWENS & MINOR 2001 ANNUAL REPORT

are considered one operating segment for purposes of financial statement disclosure.

Note 2—Acquisition

On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies, for approximately $83 million. Medix’ customers, located primarily in the Midwest, included acute care hospitals, long-term care facilities and clinics. The acquisition has been accounted for by the purchase method and, accordingly, the operating results of Medix have been included in the company’s consolidated financial statements since the date of acquisition. Assuming the acquisition had been made at the beginning of 1999, consolidated net sales on a pro forma basis would have been approximately $3.31 billion for the year ended December 31, 1999. Consolidated net income and net income per share on a pro forma basis would not have been materially different from the results reported.

The company paid cash of approximately $68 million and assumed debt of approximately $15 million, which was paid off as part of the closing transaction. The excess of the purchase price over the fair value of the identifiable net assets acquired of approximately $58 million was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The integration accrual was re-evaluated in the fourth quarter of 2001, resulting in a reduction in the accrual of $0.6 million. The accrual adjustment was recorded as a reduction in goodwill, as it reduced the purchase price of the Medix acquisition. The following table sets forth the major components of the accrual and activity through December 31, 2001:

(in thousands)

	Exit Plan Provision	Charges	Adjustments	Balance at December 31, 2001

Losses under lease commitments	$1,643	$610	$(296)	$737
Employee separations	395	350	(45)	–
Other	685	410	(210)	65

Total	$2,723	$1,370	$(551)	$802

The employee separations relate to severance costs for employees in operations and activities that were exited. Approximately 40 employees were terminated. While the integration of the Medix business has been completed, the company continues to make payments under lease commitments and other obligations.

Note 3—Restructuring

In 1998, the company recorded a nonrecurring restructuring charge of $11.2 million as a result of the cancellation of a significant medical/surgical distribution contract. The restructuring plan included reductions in warehouse space and in the number of employees in those facilities that had the highest volume of business under that contract. The company periodically re-evaluates its estimate of the remaining costs to be incurred and, as a result, has reduced the accrual by $1.5 million in 2001, $0.8 million in 2000 and $1.0 million in 1999. Approximately 130 employees were terminated in connection with the restructuring plan.

OWENS & MINOR 2001 ANNUAL REPORT

The following table sets forth the activity in the restructuring accrual through December 31, 2001:

(in thousands)

	Restructuring Provision	Charges	Adjustments	Balance at December 31, 2001

Losses under lease commitments	$4,194	$3,351	$78	$921
Asset write-offs	3,968	1,466	(1,653)	849
Employee separations	2,497	1,288	(1,209)	–
Other	541	99	(442)	–

Total	$11,200	$6,204	$(3,226)	$1,770

Note 4—Merchandise Inventories

The company’s merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $35.8 million and $31.6 million as of December 31, 2001 and 2000.

Note 5—Property And Equipment

The company’s investment in property and equipment consists of the following:

(in thousands)

December 31,	2001	2000

Warehouse equipment	$24,906	$24,012
Computer equipment	36,449	34,137
Office equipment and other	12,991	12,683
Leasehold improvements	11,440	10,540
Land and improvements	5,065	1,743

	90,851	83,115
Accumulated depreciation and amortization	(65,594)	(58,876)

Property and equipment, net	$25,257	$24,239

Depreciation and amortization expense for property and equipment in 2001, 2000 and 1999 was $8.9 million, $9.4 million and $9.3 million.

Note 6—Investment

The company owns equity securities of a provider of business-to-business e-commerce services in the healthcare industry. Net income for the year ended December 31, 2001 included an impairment charge of $1.1 million, as the market value of these securities fell significantly below the company’s original cost basis and management believed that recovery in the near term was unlikely. The following table summarizes the fair value (based on the quoted market price), gross unrealized gains and losses, and adjusted cost basis of the investment as of December 31, 2001 and 2000:

(in thousands)

December 31,	2001	2000

Fair value	$627	$175
Gross unrealized gain (loss)	476	(1,047)
Adjusted cost basis	151	1,222

Note 7—Accounts Payable

Accounts payable balances were $286.7 million and $291.5 million as of December 31, 2001 and 2000, of which $259.7 million and $249.6 million were trade accounts payable and $27.0 million and $41.9 million, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

OWENS & MINOR 2001 ANNUAL REPORT

Note 8—Debt

The company’s long-term debt consists of the following:

(in thousands)

December 31,	2001		2000

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

8.5% Senior Subordinated Notes, $200 million par value, mature July 2011	$203,449	$210,000	$–	$–
10.875% Senior Subordinated Notes, $150 million par value, retired in 2001	–	–	150,000	156,375
Revolving Credit Facility with interest based on London Interbank Offered Rate (LIBOR) or Prime Rate, expires April 2003, credit limit of $225,000	–	–	2,200	2,200
Obligation under software financing agreement	–	–	1,333	1,333

Total debt	203,449	210,000	153,533	159,908
Less current maturities	–	–	(661)	(661)

Long-term debt	$203,449	$210,000	$152,872	$159,247

In July 2001, the company issued $200.0 million of 8.5% Senior Subordinated 10-year notes (2011 Notes) which mature on July 15, 2011. Interest on the 2011 Notes is payable semi-annually on January 15 and July 15, beginning January 15, 2002. The 2011 Notes are redeemable on or after July 15, 2006, at the company’s option, subject to certain restrictions. The 2011 Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company, other than O&M Funding Corp. (OMF) and Owens & Minor Trust I. The net proceeds from the 2011 Notes were used to retire the 10.875% Senior Subordinated 10-year Notes due in 2006 (2006 Notes) and to reduce the amount of outstanding financing under the company’s off balance sheet receivable financing facility (Receivables Financing Facility).

The early retirement of the 2006 Notes resulted in an extraordinary loss of $7.1 million, comprised of $8.4 million of retirement premiums, a $3.2 million write-off of debt issuance costs, $0.2 million of fees, and an income tax benefit of $4.7 million.

The Revolving Credit Facility expires in April 2003 with interest, based on, at the company’s discretion, LIBOR or the Prime Rate. The company is charged a commitment fee of between 0.225% and 0.30% on the unused portion of the facility and a utilization fee of 0.25% if borrowings exceed $112.5 million. The terms of the Revolving Credit Facility limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage, and restrict the ability of the company to materially alter the character of the business through consolidation, merger or purchase or sale of assets. At December 31, 2001, the company was in compliance with these covenants.

Net interest expense includes finance charge income of $4.5 million, $5.3 million and $4.6 million in 2001, 2000, and 1999. Finance charge income represents payments from customers for past due balances on their accounts. Cash payments for interest during 2001, 2000, and 1999 were $10.8 million, $16.5 million, and $16.0 million.

The estimated fair value of long term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. As of December 31, 2001, the company had no long term debt due within the next five years.

Note 9—Off Balance Sheet Receivables Financing Facility

Under the terms of the Receivables Financing Facility, OMF is entitled to transfer, without recourse, certain of the company’s trade receivables and to receive up to $225.0 million from a group of unrelated third party purchasers at a cost of funds

OWENS & MINOR 2001 ANNUAL REPORT

equal to commercial paper rates, the Prime Rate or LIBOR (plus a charge for administrative and credit support services). The terms of the facility require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed coverage, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. The company continues to service the receivables that are transferred under the facility on behalf of the purchasers at estimated market rates. Accordingly, the company has not recognized a servicing asset or liability.

In the second quarter of 2001, the company adopted the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125 of the same title. SFAS 140 revised the standards for securitizations and other transfers of financial assets and expanded the disclosure requirements for such transactions, while carrying over many of the provisions of SFAS 125 without change. The provisions of SFAS 140 are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001, and are to be applied prospectively. The adoption of this Standard did not require a change in the company’s accounting treatment of sales of accounts receivable under its Receivables Financing Facility, or have any material effect on the company’s consolidated financial position, results of operations, or cash flows. The company adopted the disclosure requirements of SFAS 140 in 2000.

At December 31, 2001 and 2000, net accounts receivable of $70.0 million and $80.0 million had been sold under the agreement and, as a result, have been excluded from the consolidated balance sheets.

Note 10—Derivative Financial Instruments

The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. In July 2001, the company entered into interest rate swap agreements of $100.0 million notional amounts that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were designated as fair value hedges of a portion of the company’s 2011 Notes and, as the terms of the swaps are identical to the terms of the Notes, qualify for an assumption of no ineffectiveness under the provisions of SFAS 133. Under these agreements, expiring in July 2011, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 8½%. Previously, the company had similar interest rate swap agreements of $100.0 million notional amounts that were designated as fair value hedges of a portion of the company’s 2006 Notes, which were cancelled by their respective counterparties on May 28, 2001. Under these agreements, the company paid the counterparties a variable rate based on LIBOR and the counterparties paid the company a fixed interest rate ranging from 7.35% to 7.38%.

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2001 and 2000 was $3.4 million and $0.1 million. At December 31, 2001, the swaps were recorded in other assets on the consolidated balance sheet, in accordance with the provisions of SFAS 133. At December 31, 2000, which was prior to implementation of SFAS 133, the outstanding swaps were not recorded on the consolidated balance sheet.

The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company’s exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

Note 11—Mandatorily Redeemable Preferred Securities

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

The Securities accrue and pay quarterly cash distributions at an annual rate of 5.375% of the liquidation value. Each

OWENS & MINOR 2001 ANNUAL REPORT

Security is convertible into 2.4242 shares of the common stock of O&M at the holder’s option prior to May 1, 2013. The Securities are mandatorily redeemable upon the maturity of the Debentures on April 30, 2013, and may be redeemed by the company in whole or in part after May 1, 2001. The obligations of the Trust, as provided under the term of the Securities, are fully and unconditionally guaranteed by O&M.

The estimated fair value of the Securities was $130.0 million and $122.1 million at December 31, 2001 and 2000 based on quoted market prices. As of December 31, 2001 and 2000, the company had accrued $1.2 million of distributions related to the Securities.

Note 12—Stock-based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 2001, approximately 1.5 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans generally vest over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 2001, there were no SARs outstanding.

The company has a Management Equity Ownership Program. This program requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. The company also has an Annual Incentive Plan. Under the plan, certain employees may be awarded restricted stock based on pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. In 2001, 2000 and 1999, the company issued 72 thousand, 117 thousand and 78 thousand shares of restricted stock, at weighted-average market values of $15.79, $8.63 and $12.04. Amortization of unearned compensation for restricted stock awards was approximately $774 thousand, $693 thousand and $534 thousand for 2001, 2000 and 1999.

The following table summarizes the activity and terms of outstanding options at December 31, 2001, and for the years in the three-year period then ended:

(in thousands, except per share data)

	2001		2000		1999

	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price

Options outstanding at beginning of year	2,503	$12.82	2,448	$13.75	2,001	$13.78
Granted	480	16.03	500	8.73	600	13.70
Exercised	(696)	13.01	(358)	13.57	(6)	12.68
Expired/cancelled	(68)	11.56	(87)	12.38	(147)	13.66

Outstanding at end of year	2,219	$13.46	2,503	$12.82	2,448	$13.75
Exercisable options at end of year	1,413	$13.56	1,655	$13.75	1,560	$13.83

OWENS & MINOR 2001 ANNUAL REPORT

At December 31, 2001, the following option groups were outstanding:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$8.31 – 11.94	460	$8.92	7.65	206	$9.54	7.13
$12.56 – 14.69	987	$13.72	5.71	873	$13.64	5.53
$15.42 – 19.00	772	$15.84	4.95	334	$15.83	3.35

	2,219	$13.46	5.85	1,413	$13.56	5.25

Using the intrinsic value method, the company’s 2001, 2000 and 1999 net income includes stock-based compensation expense (net of tax benefit) of approximately $464 thousand, $381 thousand and $306 thousand. Had the company included in stock-based compensation expense the fair value at grant date of stock option awards granted in 2001, 2000 and 1999, net income would have been $21.5 million (or $0.64 per basic and diluted common share), $32.4 million (or $0.99 per basic common share and $0.92 per diluted common share) and $26.6 million (or $0.82 per basic common share and $0.78 per diluted common share) for the years ended December 31, 2001, 2000 and 1999. The weighted average fair value of options granted in 2001, 2000 and 1999 was $5.37, $2.69 and $4.35, per option. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.4%-1.7% in 2001, 1.6%-3.0% in 2000, and 1.6%-2.4% in 1999; expected volatility of 41.4% in 2001, 36.7% in 2000, and 32.4%-38.6% in 1999; risk-free interest rate of 4.4% in 2001, 5.1% in 2000, and 6.4% in 1999; and expected lives of 4 years in 2001, 5 years in 2000, and 2.1-5.1 years in 1999.

Note 13—Retirement Plans

Savings and Protection Plan.  The company maintains a voluntary Savings and Protection Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary.

This contribution can be increased at the company’s discretion. The company incurred approximately $3.0 million, $2.7 million and $2.5 million of expenses related to this plan in 2001, 2000, and 1999.

Pension Plan.  The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 2001, plan assets consist primarily of equity securities, including 34 thousand shares of the company’s common stock, and U.S. Government securities.

Retirement Plan.  The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation. The company maintains life insurance policies on plan participants to act as a financing source for the plan.

OWENS & MINOR 2001 ANNUAL REPORT

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)

	Pension Plan		Retirement Plan

December 31,	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation, beginning of year	$23,053	$22,518	$11,519	$5,888
Service cost	193	224	567	466
Interest cost	1,518	1,540	878	604
Amendment	–	–	–	3,574
Actuarial loss (gain)	(965)	142	1,994	1,197
Benefits paid	(1,131)	(1,371)	(241)	(210)

Benefit obligation, end of year	$22,668	$23,053	$14,717	$11,519

Change in plan assets
Fair value of plan assets, beginning of year	$24,764	$27,785	$ –	$–
Actual return on plan assets	(2,179)	(1,650)	–	–
Employer contribution	–	–	241	210
Benefits paid	(1,131)	(1,371)	(241)	(210)

Fair value of plan assets, end of year	$21,454	$24,764	$ –	$–

Funded status
Funded status at December 31	$(1,214)	$1,711	$(14,717)	$(11,519)
Unrecognized net actuarial (gain) loss	3,050	(294)	3,767	1,830
Unrecognized prior service cost	–	–	2,972	3,254
Unrecognized net transition obligation	–	–	41	82

Net amount recognized	$1,836	$1,417	$(7,937)	$(6,353)

Amounts recognized in the consolidated balance sheets
Prepaid (accrued) benefit cost	$(1,214)	$1,417	$(10,981)	$(8,255)
Intangible asset	–	–	3,013	1,902
Accumulated other comprehensive loss	3,050	–	31	–

Net amount recognized	$1,836	$1,417	$(7,937)	$(6,353)

OWENS & MINOR 2001 ANNUAL REPORT

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)

Year ended December 31,	2001	2000	1999

Service cost	$760	$690	$767
Interest cost	2,396	2,144	1,876
Expected return on plan assets	(2,130)	(2,026)	(1,811)
Amortization of prior service cost (benefit)	282	133	(16)
Amortization of transition obligation	41	41	41
Recognized net actuarial loss	56	2	84

Net periodic pension cost	$1,405	$984	$941

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligations was assumed to be 7.25% for the Pension Plan and the Retirement Plan in 2001 and 6.75% for the Pension Plan and 7.75% for the Retirement Plan in 2000. The rate of increase in future compensation levels used in determining the projected benefit obligation was 5.5% in 2001 and 2000. The expected long-term rate of return on plan assets was assumed to be 8.5% in 2001 and 2000.

Note 14—Income Taxes

The income tax provision consists of the following:

(in thousands)

Year ended December 31,	2001	2000	1999

Current tax provision:
Federal	$18,974	$23,604	$11,724
State	4,232	4,761	2,119

Total current provision	23,206	28,365	13,843

Deferred tax provision (benefit):
Federal	9,859	(1,131)	7,206
State	1,409	(162)	1,030

Total deferred provision (benefit)	11,268	(1,293)	8,236

Total income tax provision	$34,474	$27,072	$22,079

A reconciliation of the federal statutory rate to the company’s effective income tax rate is shown below:

Year ended December 31,	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	4.8	5.5	5.5
Provision for tax contingencies	11.1	–	–
Nondeductible goodwill amortization	2.4	2.5	3.0
Other, net	0.1	2.0	0.6

Effective rate	53.4%	45.0%	44.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

December 31,	2001	2000

Deferred tax assets:
Allowance for doubtful accounts	$2,118	$2,567
Accrued liabilities not currently deductible	3,919	3,979
Employee benefit plans	6,051	4,214
Restructuring accrual	708	1,416
Property and equipment	970	201
Tax loss carryforward, net	–	205
Investment	–	419
Other	1,152	1,301

Total deferred tax assets	14,918	14,302

Deferred tax liabilities:
Merchandise inventories	34,218	25,133
Accounts receivable	–	700
Goodwill	2,839	2,080
Computer software	3,653	2,422
Other	1,726	840

Total deferred tax liabilities	42,436	31,175

Net deferred tax liability	$(27,518)	$(16,873)

OWENS & MINOR 2001 ANNUAL REPORT

Cash payments for income taxes for 2001, 2000, and 1999 were $23.5 million, $23.8 million, and $17.9 million.

In August 2000, the company received notice from the Internal Revenue Service (IRS) that it has disallowed certain prior year deductions for interest on loans associated with the company’s corporate-owned life insurance (COLI) program for the years 1995 to 1998. Management believes that the company has complied with the tax law as it relates to its COLI program, and has filed an appeal with the Internal Revenue Service.

However, several cases involving other corporations’ COLI programs have been decided in favor of the IRS, and consequently, the climate has become less favorable to taxpayers with respect to these programs. As a result, an income tax provision for the estimated liability of $7.2 million for taxes and interest was recorded in 2001 as management believes that it has become probable that the company will not achieve a favorable resolution of this matter. Notwithstanding this action, management does not agree with the IRS position and will continue to protest this matter either administratively or through litigation.

Note 15—Income Per Common Share Before Extraordinary Item

The following sets forth the computation of income per basic and diluted common share before extraordinary item:

(in thousands, except per share data)

Year ended December 31,	2001	2000	1999

Numerator:
Numerator for income per basic common share before extraordinary item – income before extraordinary item	$30,103	$33,088	$27,979
Distributions on convertible mandatorily redeemable preferred securities, net of taxes	4,257	3,902	3,966

Numerator for income per diluted common share before extraordinary item – income before extraordinary item after assumed conversions	$34,360	$36,990	$31,945

Denominator:
Denominator for income per basic common share before extraordinary item – weighted average shares	33,368	32,712	32,574
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	6,400	6,400	6,400
Stock options and restricted stock	619	341	124

Denominator for income per diluted common share before extraordinary item – adjusted weighted average shares and assumed conversions	40,387	39,453	39,098

Income per basic common share before extraordinary item	$0.90	$1.01	$0.86

Income per diluted common share before extraordinary item	$0.85	$0.94	$0.82

During the years ended December 31, 2001, 2000 and 1999, outstanding options to purchase approximately 27 thousand, 1,550 thousand and 2,263 thousand common shares were excluded from the calculation of income per diluted common share before extraordinary item because their exercise price exceeded the average market price of the common stock for the year.

OWENS & MINOR 2001 ANNUAL REPORT

Note 16—Accumulated Other Comprehensive Loss

Components of other comprehensive loss consist of the following:

(in thousands)

	Unrealized Gain/(Loss) on Investment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

Balance December 31, 1999	$–	$–	$–
2000 change, gross	(1,047)	–	(1,047)
Income tax benefit	419	–	419

Balance December 31, 2000	(628)	–	(628)
2001 change, gross	1,523	(3,081)	(1,558)
Income tax benefit (expense)	(609)	1,233	624

Balance December 31, 2001	$286	$(1,848)	$(1,562)

Note 17—Shareholders’ Equity

The company has a shareholder rights agreement under which  8/27ths of a Right is attendant to each outstanding share of common stock of the company. Each full Right entitles the registered holder to purchase from the company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock (the Series A Preferred Stock), at an exercise price of $75 (the Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires 20% or more of the outstanding shares of the company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 20% or more of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the company or a potential acquirer) having a value equal to twice the amount of the Purchase Price. The Rights will expire on April 30, 2004, if not earlier redeemed.

Note 18—Commitments And Contingencies

The company has a commitment through November 2, 2008 to outsource its information technology operations, including strategic application development services. The commitment is cancelable after November 2, 2003 with 180 days prior notice and payment of a minimum termination fee of between $3.0 million and $12.0 million depending upon the date of termination. The company has a commitment through December 2005 to outsource the management and operation of its mainframe computer. This commitment is cancelable at any time on 180 days prior notice and a minimum termination fee of between $1.7 million and $2.7 million, depending upon the date of termination. The company has a non-cancelable agreement through September 2004 to receive support and upgrades for certain computer software. Future minimum annual payments under this agreement for 2002, 2003 and 2004 are $0.5 million, $0.5 million and $0.4 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms ranging from one to six years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to six years. At December 31, 2001, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)

Total

2002	$22,737
2003	19,497
2004	14,769
2005	10,061
2006	5,153
Later years	3,264

Total minimum payments	$75,481

Rent expense for all operating leases for the years ended December 31, 2001, 2000, and 1999 was $31.1 million, $28.1 million, and $26.1 million.

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

Net sales to member hospitals under contract with Novation totaled $1.9 billion in 2001, $1.8 billion in 2000 and $1.7 billion in 1999, approximately 51%, 51% and 53% of the company’s net sales. As members of a group purchasing organization, Novation hospitals have an incentive to purchase from

OWENS & MINOR 2001 ANNUAL REPORT

their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. Net sales to member hospitals under contract with Broadlane totaled $0.4 billion in 2001, approximately 11% of the company’s net sales.

Note 19— Legal Proceedings

As of December 31, 2001, approximately 185 Lawsuits (the Lawsuits), seeking compensatory and punitive damages, in most cases of an unspecified amount, have been filed in various federal and state courts against the company, product manufacturers, and other distributors and sellers of natural rubber latex products. The company has obtained dismissal or summary judgment in 76 cases. The Lawsuits allege injuries arising from the use of latex products, principally medical gloves. The active Lawsuits (109) also include claims by approximately 70 spouses asserting loss of consortium. The company may be named as a defendant in additional, similar lawsuits in the future. In the course of its medical supply business, the company has distributed latex products, including medical gloves, but it does not, nor has it ever manufactured any latex products. The company has tendered the defense of the Lawsuits to manufacturer defendants whose gloves were distributed by the company. Manufacturers or their insurers have agreed to indemnify and assume the defense of the company in a total of ten (10) Lawsuits. The company will continue to vigorously pursue indemnification from latex product manufacturers. The company’s insurers are paying all costs of defense in the Lawsuits, and the company believes, at this time, that future defense costs and any potential liability should be adequately covered by the insurance, subject to policy limits and insurer solvency. Most of the Lawsuits are in the process of trial preparation. Several Lawsuits that were scheduled for trial have been dismissed on summary judgment. After analyzing the above factors at this point in time, it would appear that the likelihood of a material loss to the company with respect to the Lawsuits is remote.

The company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the company’s financial condition or results of operations.

Note 20—Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.’s 2011 Notes; and the non-guarantor subsidiaries of the 2011 Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$–	$3,814,994	$–	$–	$3,814,994
Cost of goods sold	–	3,406,758	–	–	3,406,758

Gross margin	–	408,236	–	–	408,236

Selling, general and administrative expenses	–	296,072	735	–	296,807
Depreciation and amortization	–	22,469	–	–	22,469
Interest expense, net	17,698	(4,335)	–	–	13,363
Intercompany interest expense, net	(15,849)	34,333	(18,484)	–	–
Intercompany dividend income	(127,857)	–	–	127,857	–
Discount on accounts receivable securitization	–	13	4,317	–	4,330
Impairment loss on investment	1,071	–	–	–	1,071
Distributions on mandatorily redeemable preferred securities	–	–	7,095	–	7,095
Restructuring credit	–	(1,476)	–	–	(1,476)

Total expenses	(124,937)	347,076	(6,337)	127,857	343,659

Income before income taxes and extraordinary item	124,937	61,160	6,337	(127,857)	64,577
Income tax provision (benefit)	(1,005)	32,677	2,802	–	34,474

Income before extraordinary item	125,942	28,483	3,535	(127,857)	30,103

Extraordinary loss on early retirement of debt, net of tax benefit	(7,068)	–	–	–	(7,068)

Net income	$118,874	$28,483	$3,535	$(127,857)	$23,035

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2000	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$–	$3,503,583	$–	$ –	$3,503,583
Cost of goods sold	–	3,127,911	–	–	3,127,911

Gross margin	–	375,672	–	–	375,672

Selling, general and administrative expenses	137	266,684	1,384	–	268,205
Depreciation and amortization	–	21,515	–	–	21,515
Interest expense, net	17,869	(5,303)	–	–	12,566
Intercompany interest expense, net	(7,904)	30,520	(22,616)	–	–
Discount on accounts receivable securitization	–	15	6,866	–	6,881
Distributions on mandatorily redeemable preferred securities	–	–	7,095	–	7,095
Restructuring credit	–	(750)	–	–	(750)

Total expenses	10,102	312,681	(7,271)	–	315,512

Income (loss) before income taxes	(10,102)	62,991	7,271	–	60,160
Income tax provision (benefit)	(4,445)	27,841	3,676	–	27,072

Net income (loss)	$(5,657)	$35,150	$3,595	–	$33,088

Year ended December 31, 1999	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$–	$3,194,134	$–	$ –	$3,194,134
Cost of goods sold	–	2,851,556	–	–	2,851,556

Gross margin	–	342,578	–	–	342,578

Selling, general and administrative expenses	9	249,390	561	–	249,960
Depreciation and amortization	–	19,365	–	–	19,365
Interest expense, net	16,798	(4,938)	–	–	11,860
Intercompany interest expense, net	(6,976)	25,326	(18,350)	–	–
Discount on accounts receivable securitization	–	32	5,208	–	5,240
Distributions on mandatorily redeemable preferred securities	–	–	7,095	–	7,095
Restructuring credit	–	(1,000)	–	–	(1,000)

Total expenses	9,831	288,175	(5,486)	–	292,520

Income (loss) before income taxes	(9,831)	54,403	5,486	–	50,058
Income tax provision (benefit)	(4,326)	23,865	2,540	–	22,079

Net income (loss)	$(5,505)	$30,538	$2,946	$ –	$27,979

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$507	$445	$1	$–	$953
Accounts and notes receivable, net	–	–	264,235	–	264,235
Merchandise inventories	–	389,504	–	–	389,504
Intercompany advances, net	173,802	58,161	(231,963)	–	–
Other current assets	17	24,743	–	–	24,760

Total current assets	174,326	472,853	32,273	–	679,452
Property and equipment, net	–	25,257	–	–	25,257
Goodwill, net	–	198,324	–	–	198,324
Intercompany investments	342,497	15,001	136,083	(493,581)	–
Other assets, net	13,708	36,110	1,002	–	50,820

Total assets	$530,531	$747,545	$169,358	$(493,581)	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$–	$286,656	$–	$–	$286,656
Accrued payroll and related liabilities	–	12,669	–	–	12,669
Deferred income taxes	(4)	29,178	(2,020)	–	27,154
Other accrued liabilities	7,242	32,622	1,331	–	41,195

Total current liabilities	7,238	361,125	(689)	–	367,674
Long-term debt	203,449	–	–	–	203,449
Intercompany long-term debt	136,083	143,890	–	(279,973)	–
Accrued pension and retirement plans	–	14,123	–	–	14,123
Deferred income taxes	(755)	1,147	(28)	–	364

Total liabilities	346,015	520,285	(717)	(279,973)	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	–	–	132,000	–	132,000

Shareholders’ equity
Common stock	67,770	40,879	5,583	(46,462)	67,770
Paid-in capital	27,181	151,145	16,001	(167,146)	27,181
Retained earnings	89,279	37,084	16,491	–	142,854
Accumulated other comprehensive income (loss)	286	(1,848)	–	–	(1,562)

Total shareholders’ equity	184,516	227,260	38,075	(213,608)	236,243

Total liabilities and shareholders’ equity	$530,531	$747,545	$169,358	$(493,581)	$953,853

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

December 31, 2000	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$507	$118	$1	$–	$626
Accounts and notes receivable, net	–	24,224	237,681	–	261,905
Merchandise inventories	–	315,570	–	–	315,570
Intercompany advances, net	129,447	79,645	(209,092)	–	–
Other current assets	17	16,173	–	–	16,190

Total current assets	129,971	435,730	28,590	–	594,291
Property and equipment, net	–	24,236	3	–	24,239
Goodwill, net	–	204,849	–	–	204,849
Intercompany investments	213,637	15,001	136,083	(364,721)	–
Other assets, net	8,735	35,157	277	–	44,169

Total assets	$352,343	$714,973	$164,953	$(364,721)	$867,548

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$–	$291,507	$–	$–	$291,507
Accrued payroll and related liabilities	–	9,940	–	–	9,940
Deferred income taxes	(85)	18,828	(2,241)	–	16,502
Other accrued liabilities	1,717	39,331	1,657	–	42,705

Total current liabilities	1,632	359,606	(584)	–	360,654
Long-term debt	152,200	672	–	–	152,872
Intercompany long-term debt	136,083	–	–	(136,083)	–
Accrued pension and retirement plans	–	8,879	–	–	8,879
Deferred income taxes	(930)	1,304	(3)	–	371

Total liabilities	288,985	370,461	(587)	(136,083)	522,776

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	–	–	132,000	–	132,000

Shareholders’ equity
Common stock	66,360	40,879	5,583	(46,462)	66,360
Paid-in capital	18,039	167,175	15,001	(182,176)	18,039
Retained earnings (deficit)	(20,413)	136,458	12,956	–	129,001
Accumulated other comprehensive loss	(628)	–	–	–	(628)

Total shareholders’ equity	63,358	344,512	33,540	(228,638)	212,772

Total liabilities and shareholders’ equity	$352,343	$714,973	$164,953	$(364,721)	$867,548

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating Activities
Income before extraordinary item	$125,942	$28,483	$3,535	$(127,857)	$30,103
Adjustments to reconcile income before extraordinary item to cash provided by (used for) operating activities:
Depreciation and amortization	–	22,469	–	–	22,469
Restructuring credit	–	(1,476)	–	–	(1,476)
Impairment loss on investment	1,071	–	–	–	1,071
Deferred income taxes	256	10,816	196	–	11,268
Provision for LIFO reserve	–	4,264	–	–	4,264
Provision for losses on accounts and notes receivable	–	1,300	(518)	–	782
Collections of sold accounts receivable	–	–	(10,000)	–	(10,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	–	22,924	(16,036)	–	6,888
Merchandise inventories	–	(78,198)	–	–	(78,198)
Accounts payable	–	10,049	–	–	10,049
Net change in other current assets and current liabilities	10,236	(10,112)	(76)	–	48
Other, net	3,100	1,248	25	–	4,373

Cash provided by (used for) operating activities	140,605	11,767	(22,874)	(127,857)	1,641

Investing Activities
Additions to property and equipment	–	(10,147)	–	–	(10,147)
Additions to computer software	–	(6,686)	–	–	(6,686)
Decrease in intercompany investments, net	15,030	–	–	(15,030)	–
Investment in intercompany debt	(143,890)	–	–	143,890	–
Other, net	–	139	(997)	–	(858)

Cash used for investing activities	(128,860)	(16,694)	(997)	128,860	(17,691)

Financing Activities
Net proceeds from issuance of long-term debt	194,331	–	–	–	194,331
Payments to retire long-term debt	(158,594)	–	–	–	(158,594)
Reductions to other debt	(2,200)	(1,333)	–	–	(3,533)
Proceeds from intercompany debt	–	143,890	–	(143,890)	–
Change in intercompany advances	(44,355)	21,484	22,871	–	–
Increase (decrease) in intercompany investments, net	–	(16,030)	1,000	15,030	–
Cash dividends paid	(9,182)	–	–	–	(9,182)
Intercompany dividends paid	–	(127,857)	–	127,857	–
Proceeds from exercise of stock options	8,255	–	–	–	8,255
Other, net	–	(14,900)	–	–	(14,900)

Cash provided by (used for) financing activities	(11,745)	5,254	23,871	(1,003)	16,377

Net increase in cash and cash equivalents	–	327	–	–	327
Cash and cash equivalents at beginning of year	507	118	1	–	626

Cash and cash equivalents at end of period	$507	$445	$1	$–	$953

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2000	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating Activities
Net income (loss)	$(5,657)	$35,150	$3,595	$–	$33,088
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	–	21,515	–	–	21,515
Restructuring credit	–	(750)	–	–	(750)
Deferred income taxes	(619)	(205)	(469)	–	(1,293)
Provision for LIFO reserve	–	2,973	–	–	2,973
Provision for losses on accounts and notes receivable	–	397	(170)	–	227
Collections of sold accounts receivable	–	–	(25,612)	–	(25,612)
Changes in operating assets and liabilities:
Accounts and notes receivable	–	87,467	(97,060)	–	(9,593)
Merchandise inventories	–	23,935	–	–	23,935
Accounts payable	–	(14,783)	–	–	(14,783)
Net change in other current assets and current liabilities	346	8,876	(296)	–	8,926
Other, net	3,191	144	1,187	–	4,522

Cash provided by (used for) operating activities	(2,739)	164,719	(118,825)	–	43,155

Investing Activities
Additions to property and equipment	–	(8,002)	(3)	–	(8,005)
Additions to computer software	–	(11,622)	–	–	(11,622)
Other, net	(155)	3	–	–	(152)

Cash used for investing activities	(155)	(19,621)	(3)	–	(19,779)

Financing Activities
Reductions of debt	(20,400)	(1,245)	–	–	(21,645)
Change in intercompany advances	27,868	(146,693)	118,825	–	–
Cash dividends paid	(8,156)	–	–	–	(8,156)
Proceeds from exercise of stock options	4,837	–	–	–	4,837
Other financing, net	(1,255)	2,800	–	–	1,545

Cash provided by (used for) financing activities	2,894	(145,138)	118,825	–	(23,419)

Net decrease in cash and cash equivalents	–	(40)	(3)	–	(43)
Cash and cash equivalents at beginning of year	507	158	4	–	669

Cash and cash equivalents at end of period	$507	$118	$1	$–	$626

OWENS & MINOR 2001 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 1999	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating Activities
Net income (loss)	$(5,505)	$30,538	$2,946	$–	$27,979
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	–	19,365	–	–	19,365
Restructuring credit	–	(1,000)	–	–	(1,000)
Deferred income taxes	(396)	10,407	(1,775)	–	8,236
Provision for LIFO reserve	–	1,741	–	–	1,741
Provision for losses on accounts and notes receivable	–	292	267	–	559
Sales of accounts receivable, net	–	–	30,612	–	30,612
Changes in operating assets and liabilities:
Accounts and notes receivable	–	1,970	(32,101)	–	(30,131)
Merchandise inventories	–	(42,397)	–	–	(42,397)
Accounts payable	–	86,871	–	–	86,871
Net change in other current assets and current liabilities	(39)	(11,536)	343	–	(11,232)
Other, net	3,049	(1,404)	41	–	1,686

Cash provided by (used for) operating activities	(2,891)	94,847	333	–	92,289

Investing Activities
Net cash paid for acquisition of business	–	(82,699)	–	–	(82,699)
Additions to property and equipment	–	(8,933)	–	–	(8,933)
Additions to computer software	–	(13,172)	–	–	(13,172)
Other, net	(1,222)	63	(1,200)	–	(2,359)

Cash used for investing activities	(1,222)	(104,741)	(1,200)	–	(107,163)

Financing Activities
Additions to debt	22,600	2,578	–	–	25,178
Change in intercompany advances	(11,045)	10,175	870	–	–
Cash dividends paid	(7,520)	–	–	–	(7,520)
Proceeds from exercise of stock options	80	–	–	–	80
Other financing, net	–	(2,741)	–	–	(2,741)

Cash provided by financing activities	4,115	10,012	870	–	14,997

Net increase in cash and cash equivalents	2	118	3	–	123
Cash and cash equivalents at beginning of year	505	40	1	–	546

Cash and cash equivalents at end of period	$507	$158	$4	$–	$669

OWENS & MINOR 2001 ANNUAL REPORT

Independent Auditors’ Report

The Board of Directors and Shareholders
Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia
January 30, 2002

Report of Management

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
The Audit Committee of the Board of Directors, composed entirely of directors who are not current employees of Owens & Minor, Inc., meets periodically and privately with the company’s independent auditors and internal auditors, as well as with company management, to review accounting, auditing, internal control and financial reporting matters. The independent auditors and internal auditors have direct access to the Audit Committee with and without management present to discuss the results of their activities.

G. Gilmer Minor, III Chairman & Chief Executive Officer	Jeffrey Kaczka Senior Vice President & Chief Financial Officer

OWENS & MINOR 2001 ANNUAL REPORT

Quarterly Financial Information

(in thousands, except per share data)

	2001

Quarters	1st	2nd(1)	3rd(2)	4th

Net sales	$924,508	$953,531	$968,230	$968,725

Gross margin	98,883	100,721	103,068	105,564

Income before extraordinary item	7,711	9,423	1,697	11,272

Net income (loss)	7,711	9,423	(5,371)	11,272

Per common share:
Income before extraordinary item
Basic	$0.23	$0.28	$0.05	$0.34
Diluted	0.22	0.26	0.05	0.30
Net income (loss)
Basic	0.23	0.28	(0.16)	0.34
Diluted	0.22	0.26	(0.16)	0.30
Dividends	0.0625	0.07	0.07	0.07

Market price
High	$17.75	$21.00	$21.69	$20.90
Low	13.92	15.97	16.24	17.01

	2000

Quarters	1st	2nd(1)	3rd	4th

Net sales	$856,742	$875,230	$874,318	$897,293

Gross margin	91,961	92,803	93,121	97,787

Net income	6,840	8,015	8,466	9,767

Per common share:
Net income
Basic	$0.21	$0.25	$0.26	$0.30
Diluted	0.20	0.23	0.24	0.27
Dividends	0.06	0.0625	0.0625	0.0625

Market price
High	$12.00	$17.19	$18.25	$18.38
Low	8.13	10.25	14.69	11.88

(1)
In the second quarters of 2001 and 2000, the company reduced its restructuring accrual by $1.5 million and $0.8 million, or $0.8 million and $0.4 million after taxes. See Note 3 to the Consolidated Financial Statements.

(2)
In the third quarter of 2001, the company recorded an impairment loss of $1.1 million on an investment in marketable equity securities, a provision for disallowed income tax deductions of $7.2 million, and an extraordinary loss on early retirement of debt of $7.1 million, net of tax benefit. See Notes 6, 8 and 14 to the Consolidated Financial Statements.

OWENS & MINOR 2001 ANNUAL REPORT

Corporate Officers

G. Gilmer Minor, III (61)
Chairman & Chief Executive Officer

Chairman of the Board since 1994 and Chief Executive Officer since 1984. Mr. Minor was President from 1981 to April 1999. Mr. Minor joined the company in 1963.

Craig R. Smith (50)
President & Chief Operating Officer

President since 1999 and Chief Operating Officer since 1995. Mr. Smith has been with the company since 1989.

Henry A. Berling (59)
Executive Vice President, Partnership Development

Executive Vice President, Partnership Development since 1995. Mr. Berling was Executive Vice President, Partnership Development and Chief Sales Officer from 1996 to 1998. Mr. Berling has been with the company since 1966.

Timothy J. Callahan (50)
Senior Vice President, Distribution

Senior Vice President, Distribution since 1999. From 1997 to 1999, Mr. Callahan served as Regional Vice President, West. Prior to that, Mr. Callahan was Executive Vice President for NCI, a healthcare consulting company from 1996 to 1997.

Drew St. J. Carneal (63)
Senior Vice President, General Counsel & Secretary

Senior Vice President, General Counsel and Secretary since 1990. Mr. Carneal has been with the company since 1989.

Charles C. Colpo (44)
Senior Vice President, Operations

Senior Vice President, Operations since 1999. From 1998 to 1999, Mr. Colpo was Vice President, Operations. Prior to 1998, Mr. Colpo was Vice President, Supply Chain Process from 1996 to 1998. Mr. Colpo has been with the company since 1981.

Erika T. Davis (38)
Senior Vice President, Human Resources

Senior Vice President, Human Resources since May 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Prior to that, Ms. Davis served as Director, Human Resources & Training in 1999 and Director, Compensation & HRIS from 1995 to 1999. Ms. Davis has been with the company since 1993.

David R. Guzman (46)
Senior Vice President & Chief Information Officer

Senior Vice President and Chief Information Officer since 2000. Mr. Guzman was employed by Office Depot from 1999 to 2000, serving as Senior Vice President, Systems Development. From 1997 to 1998, he was employed by ALCOA as Chief Architect, Managing Director, Global Information Services and from 1996 to 1997, Mr. Guzman served as Chief Technology Officer, Divisional Vice President for Kmart.

Jeffrey Kaczka (42)
Senior Vice President & Chief Financial Officer

Senior Vice President and Chief Financial Officer since April 2001. Mr. Kaczka most recently served as Senior Vice President and Chief Financial Officer for Allied Worldwide, Inc. from 1999 to 2001. In 1995 he served as Chief Financial Officer for I-Net, Inc. which was acquired by Wang Laboratories in 1996. Mr. Kaczka continued with Wang until 1998. Prior to that, he spent 14 years with General Electric in various financial roles, most recently as Vice President-Finance for GE Information Services.

Richard F. Bozard (54)
Vice President, Treasurer

Acting Chief Financial Officer from 1999 to April 2001 and Vice President and Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (52)
Vice President, Controller

Vice President and Controller since 1997. Ms. Cape was employed by Bausch & Lomb Incorporated from 1990 to 1997, serving in various financial management positions.

Hugh F. Gouldthorpe, Jr. (63)
Vice President, Quality & Communications

Vice President, Quality and Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Hue Thomas, III (62)
Vice President, Corporate Relations

Vice President, Corporate Relations since 1991. Mr. Thomas has been with the company since 1970.

Numbers inside parenthesis indicate age

OWENS & MINOR 2001 ANNUAL REPORT

Annual Meeting
The annual meeting of Owens & Minor, Inc.’s shareholders will be held on Thursday, April 25, 2002, at The Jefferson Hotel, 101 West Franklin Street, Richmond, Virginia.

Transfer Agent, Registrar and Dividend Disbursing Agent
The Bank of New York
Shareholder Relations Department
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

The Bank of New York
Dividend Reinvestment Department
P.O. Box 1958
Newark, NJ 07101-9774

Shareholder Records
Direct correspondence concerning Owens & Minor, Inc. stock holdings or change of address to The Bank of New York’s Shareholder Services Department (listed above). Direct correspondence concerning lost or missing dividend checks to:

Receive and Deliver Department-11W
P.O. Box 11002
Church Street Station
New York, NY 10286

Duplicate Mailings
When a shareholder owns shares in more than one account or when several shareholders live at the same address, they may receive multiple copies of annual reports. To eliminate multiple mailings, please write to the transfer agent.

Counsel
Hunton & Williams
Richmond, Virginia

Independent Auditors
KPMG LLP
Richmond, Virginia

Market for the Registrant’s Common Equity
and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 2001, there were approximately 13,900 common shareholders.

Press Releases
Owens & Minor, Inc.’s press releases are available
at www.prnewswire.com or at www.owens-minor.com.

Communications and Investor Relations
804-747-9794

OWENS & MINOR 2001 ANNUAL REPORT

INDEX TO EXHIBITS
DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3, for the quarter ended June 30, 2001)

4.1
Amended and Restated Rights Agreement dated as of May 10, 1994 between Owens & Minor, Inc. and Bank of New York, as successor Rights Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

4.2
Credit Agreement dated as of April 24, 2000 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified therein, First Union National Bank and Suntrust Bank, as Syndication Agents, Bank One, N.A., as Managing Agent, The Bank of Nova Scotia, as Co-Agent, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended March 31, 2000)

4.3
Junior Subordinated Debentures Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.1)

4.4
First Supplemental Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.2)

4.5
Registration Rights Agreement dated as of May 13, 1998 between Owens & Minor, Inc. and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co. (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.3)

4.6	Amended and Restated Declaration of Trust of Owens & Minor Trust I (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.4)

4.7	Restated Certificate of Trust of Owens & Minor Trust I (included in Exhibit 4.5)

4.8	Form of $2.6875 Term Convertible Security (included in Exhibit 4.5)

4.9	Form of 5.375% Junior Subordinated Convertible Debenture (included in Exhibit 4.3)

4.10	Owens & Minor, Inc. Guarantee Agreement dated as of May 13, 1998 (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.8)

4.11
Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley’s Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the “Guarantors”), and SunTrust Bank, as Trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 2001)

4.12
First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 2001)

4.13
Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.3, for the quarter ended June 30, 2001)

4.14
First amendment dated as of June 12, 2001 to Credit Agreement dated as of April 24, 2000 among Owens & Minor, Inc., the Guarantors, First Union National Bank, SunTrust Bank, Bank One, N.A., The Bank of Nova Scotia, and Bank of America, N.A. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.4, for the quarter ended June 30, 2001)

OWENS & MINOR 2001 ANNUAL REPORT

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2
Owens & Minor, Inc. Management Equity Ownership Program, as amended effective December 18, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.2, for the year ended December 31, 2000)*

10.3
Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 1, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2000)*

10.4	Forms of Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.8, for the year ended December 31, 1998)*

10.5	Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.6
Amended and Restated Owens & Minor, Inc. 1993 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1996)*

10.7
The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

10.8
Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.9
Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.10
Receivables Purchase Agreement dated as of July 14, 2000 among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, National Association, and The Bank of Nova Scotia (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10(a), for the quarter ended June 30, 2000)

10.11
Receivables Sale Agreement dated as of July 14, 2000 among Koley’s Medical Supply, Inc., Owens & Minor Medical, Inc., Owens & Minor West, Inc., Stuart Medical, Inc. and O&M Funding Corp. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10(b), for the quarter ended June 30, 2000)

10.12
Amendment No. 1 dated as of July 12, 2001 to Receivables Purchase Agreement among O&M Funding Corp., Owens & Minor Medical, Inc., Owens & Minor, Inc., Falcon Asset Securitization Corporation, Receivables Capital Corporation, Liberty Street Funding Corporation, Bank One, N.A., Bank of America, N.A., and The Bank of Nova Scotia (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10, for the quarter ended June 30, 2001)

10.13
Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10, for the quarter ended September 30, 2001)**

11.1	Calculation of Net Income Per Common Share Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15—Income per Common Share Before Extraordinary Item

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent auditors

*	Management contract or compensatory plan or arrangement.

**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission

OWENS & MINOR 2001 ANNUAL REPORT