Form 10-Q
period 2002-03-31
OWENS & MINOR INC/VA/
filed 2002-05-13
CIK 75252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------

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

     The number of shares of Owens & Minor, Inc.'s common stock outstanding as of April 18, 2002, was 34,064,964 shares.

                      Owens & Minor, Inc. and Subsidiaries
                                      Index

                                                                              Page
Part I.  Financial Information

         Item 1.  Financial Statements
                  Consolidated Statements of Income - Three Months
                  Ended March 31, 2002 and 2001                                 3

                  Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                          4

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001                    5

                  Notes to Consolidated Financial Statements                    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          14

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk   16

Part II. Other Information

         Item 1.  Legal Proceedings                                            17

         Item 6.  Exhibits and Reports on Form 8-K                             17

Part I. Financial Information

Item 1. Financial Statements

                      Owens & Minor, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (unaudited)

                                                              Three Months Ended
(in thousands, except per share data)                              March 31,
                                                             -------------------
                                                               2002       2001
                                                             --------   --------
Net sales                                                    $966,683   $924,508
Cost of goods sold                                            863,652    825,625
                                                             --------   --------

Gross margin                                                  103,031     98,883
                                                             --------   --------
Selling, general and administrative expenses                   75,724     72,701
Depreciation and amortization                                   3,981      4,110
Amortization of goodwill                                           --      1,497
Interest expense, net                                           2,928      3,423
Discount on accounts receivable securitization                    439      1,609
Distributions on mandatorily redeemable
     preferred securities                                       1,774      1,774
                                                             --------   --------
Total expenses                                                 84,846     85,114
                                                             --------   --------

Income before income taxes                                     18,185     13,769
Income tax provision                                            7,365      6,058
                                                             --------   --------

Net income                                                   $ 10,820   $  7,711
                                                             ========   ========

Net income per common share - basic                          $   0.32   $   0.23
                                                             ========   ========

Net income per common share - diluted                        $   0.29   $   0.22
                                                             ========   ========

Cash dividends per common share                              $   0.07   $ 0.0625
                                                             ========   ========
Excluding goodwill amortization and related tax benefit:

Net income                                                   $ 10,820   $  9,046
                                                             ========   ========

Net income per common share - basic                          $   0.32   $   0.27
                                                             ========   ========

Net income per common share - diluted                        $   0.29   $   0.25
                                                             ========   ========

See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (unaudited)

(in thousands, except per share data)                              March 31,   December 31,
                                                                     2002         2001
                                                                   ---------   -----------
Assets
Current assets
    Cash and cash equivalents                                      $    688      $    953
    Accounts and notes receivable, net
       of allowance of $5,732 and $5,296                            324,215       264,235
    Merchandise inventories                                         345,502       389,504
    Other current assets                                             17,001        24,760
                                                                   --------      --------
    Total current assets                                            687,406       679,452
Property and equipment, net of accumulated
    depreciation of $67,602 and $65,594                              24,536        25,257
Goodwill                                                            198,324       198,324
Other assets, net                                                    47,172        50,820
                                                                   --------      --------
    Total assets                                                   $957,438      $953,853
                                                                   ========      ========

Liabilities and shareholders' equity
Current liabilities
    Accounts payable                                               $293,062      $286,656
    Accrued payroll and related liabilities                           5,002        12,669
    Other accrued liabilities                                        64,077        68,349
                                                                   --------      --------
    Total current liabilities                                       362,141       367,674
Long-term debt                                                      202,015       203,449
Other liabilities                                                    14,823        14,487
                                                                   --------      --------
    Total liabilities                                               578,979       585,610
                                                                   --------      --------
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures
     of Owens & Minor, Inc.                                         132,000       132,000
                                                                   --------      --------
Shareholders' equity
    Preferred stock, par value $100 per share;
       authorized - 10,000 shares
       Series A; Participating Cumulative
           Preferred Stock; none issued                                  --            --
    Common stock, par value $2 per share;
       authorized - 200,000 shares; issued and
       outstanding - 34,059 shares and 33,885 shares                 68,118        67,770
    Paid-in capital                                                  28,734        27,181
    Retained earnings                                               151,292       142,854
    Accumulated other comprehensive loss                             (1,685)       (1,562)
                                                                   --------      --------
    Total shareholders' equity                                      246,459       236,243
                                                                   --------      --------
    Total liabilities and shareholders' equity                     $957,438      $953,853
                                                                   ========      ========

See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Three Months Ended
(in thousands)                                                                  March 31,
                                                                          --------------------
                                                                            2002        2001
                                                                          --------   ---------
Operating activities
Net income                                                                $ 10,820   $  7,711
Adjustments to reconcile net income to cash
    provided by operating activities:
       Depreciation and amortization                                         3,981      5,607
       Provision for LIFO reserve                                            3,180      1,300
       Provision for losses on accounts and notes receivable                   479        248
       Changes in operating assets and liabilities:
          Net increase (decrease) in receivables sold                      (30,000)    15,000
          Accounts and notes receivable, excluding sales of receivables    (30,459)    (4,298)
          Merchandise inventories                                           40,822    (21,515)
          Accounts payable                                                  (6,594)    11,187
          Net change in other current assets and current liabilities        (4,180)    (1,690)
       Other, net                                                            1,843        923
                                                                          --------   --------
Cash provided by (used for) operating activities                           (10,108)    14,473
                                                                          --------   --------

Investing activities
Additions to property and equipment                                         (1,332)    (5,013)
Additions to computer software                                                (837)      (590)
Other, net                                                                     (15)       109
                                                                          --------   --------
Cash used for investing activities                                          (2,184)    (5,494)
                                                                          --------   --------

Financing activities
Reduction of debt                                                               --     (1,600)
Cash dividends paid                                                         (2,382)    (2,080)
Proceeds from exercise of stock options                                      1,409        624
Other, net                                                                  13,000     (5,600)
                                                                          --------   --------
Cash provided by (used for) financing activities                            12,027     (8,656)
                                                                          --------   --------

Net increase (decrease) in cash and cash equivalents                          (265)       323

Cash and cash equivalents at beginning of period                               953        626
                                                                          --------   --------
Cash and cash equivalents at end of period                                $    688   $    949
                                                                          ========   ========

See accompanying notes to consolidated financial statements.

                      Owens & Minor, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.   Accounting Policies

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2002 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2002 and 2001.

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

4.   Goodwill

     On January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard, and at least annually, at the reporting unit level. As a result, the company no longer records goodwill amortization expense. During the first quarter of 2002, the company completed the transitional impairment test and determined that goodwill was not impaired as of January 1, 2002.

     The provisions of SFAS 142 also require the company to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. At implementation, the company had no separately identifiable intangible assets from purchase business combinations that are recorded either separately or within goodwill.

     The following table presents the company's net income for the three month periods ended March 31, 2002 and 2001, adjusted to exclude goodwill amortization expense and related tax benefits:

     (in thousands)                                           Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2002      2001
                                                               -------   ------

     Net income                                                $10,820   $7,711
     Goodwill amortization expense, net of tax benefit              --    1,335
                                                               -------   ------
     Net income excluding goodwill amortization expense        $10,820   $9,046
                                                               =======   ======

5.   Acquisition

     In 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. The acquisition was accounted for by the purchase method. In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the activity in the accrual since December 31, 2001:

     (in thousands)                          Balance at               Balance at
                                             December 31,              March 31,
                                                2001        Charges      2002
     ---------------------------------------------------------------------------
     Losses under lease commitments             $737         $119       $618
     Other                                        65            8         57
     ---------------------------------------------------------------------------
     Total                                      $802         $127       $675
     ---------------------------------------------------------------------------

     The integration of the Medix business was completed in 2001. However, the company continues to make payments under lease commitments and other obligations.

6.   Restructuring Reserve

     As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge to downsize operations. The following table sets forth the activity in the restructuring reserve since December 31, 2001:

     (in thousands)                          Balance at               Balance at
                                             December 31,              March 31,
                                                2001        Charges     2002
     ---------------------------------------------------------------------------
     Losses under lease commitments            $  921         $ 35      $  886
     Asset write-offs                             849          230         619
     ---------------------------------------------------------------------------
     Total                                     $1,770         $265      $1,505
     ---------------------------------------------------------------------------

7.   Off Balance Sheet Receivables Financing Facility

     Under the terms of its off balance sheet receivables financing facility (Receivables Financing Facility), O&M Funding is entitled to sell, without recourse, certain of the company's trade receivables and to receive up to $225.0 million from a group of unrelated third party purchasers. At March 31, 2002 and December 31, 2001, net accounts receivable of $40.0 million and $70.0 million had been sold under the agreement and, as a result, have been excluded from the consolidated balance sheets.

8.   Comprehensive Income

     The company's comprehensive income for the three months ended March 31, 2002 and 2001 is shown in the table below. Other comprehensive income for the periods presented below is comprised of changes in unrealized gain or loss on investment, net of income tax.

     (in thousands)                                           Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2002     2001
                                                               -------   ------
     Net income                                                $10,820   $7,711
     Other comprehensive income - change in unrealized gain
     (loss) on investment, net of tax                             (123)      48
                                                               -------   ------
     Comprehensive income                                      $10,697   $7,759
                                                               =======   ======

9.   Net Income per Common Share

     The following sets forth the computation of basic and diluted net income per common share:

     (in thousands, except per share data)                                             Three Months Ended
                                                                                            March 31,
                                                                                       ------------------
                                                                                        2002       2001
                                                                                       -------    -------
     Numerator:
     Numerator for basic net income per common share - net income                      $10,820    $ 7,711
         Distributions on convertible mandatorily redeemable preferred securities,
              net of income taxes                                                        1,064        993
     ----------------------------------------------------------------------------------------------------
     Numerator for diluted net income per common share - net income attributable
         To common stock after assumed conversions                                     $11,884    $ 8,704
     ----------------------------------------------------------------------------------------------------
     Denominator:
     Denominator for basic net income per common share - weighted average shares        33,708     32,989
         Effect of dilutive securities:
              Conversion of mandatorily redeemable preferred securities                  6,400      6,400
              Stock options                                                                377        273
              Restricted stock                                                             267        251
     ----------------------------------------------------------------------------------------------------
     Denominator for diluted net income per common share - adjusted weighted
         average shares and assumed conversions                                         40,752     39,913
     ----------------------------------------------------------------------------------------------------
     Net income per common share - basic                                               $  0.32    $  0.23
     Net income per common share - diluted                                             $  0.29    $  0.22
     ----------------------------------------------------------------------------------------------------

10.  Recently Adopted Accounting Pronouncement

     On January 1, 2002, the company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS 144 modify the accounting treatment for impairments of long-lived assets and discontinued operations. The adoption of this standard did not have a material effect on the company's results of operations or financial condition.

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

(in thousands)
For the three months ended                            Owens &      Guarantor     Non-guarantor
March 31, 2002                                      Minor, Inc.   Subsidiaries   Subsidiaries    Consolidated
-------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                             $    --       $966,683        $    --        $966,683
Cost of goods sold                                         --        863,652             --         863,652
-------------------------------------------------------------------------------------------------------------
Gross margin                                               --        103,031             --         103,031
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               --         75,323            401          75,724
Depreciation and amortization                              --          3,981             --           3,981
Interest expense, net                                   3,667           (739)            --           2,928
Intercompany interest expense, net                     (5,208)         8,602         (3,394)             --
Discount on accounts receivable securitization             --              3            436             439
Distributions on mandatorily redeemable preferred
securities                                                 --             --          1,774           1,774
-------------------------------------------------------------------------------------------------------------
Total expenses                                         (1,541)        87,170           (783)         84,846
-------------------------------------------------------------------------------------------------------------
Income before income taxes                              1,541         15,861            783          18,185
Income tax provision                                      655          6,377            333           7,365
-------------------------------------------------------------------------------------------------------------
Net income                                            $   886       $  9,484        $   450        $ 10,820
=============================================================================================================

(in thousands)
For the three months ended                            Owens &      Guarantor     Non-guarantor
March 31, 2001                                      Minor, Inc.   Subsidiaries   Subsidiaries    Consolidated
-------------------------------------------------------------------------------------------------------------
Statements of Operations
Net sales                                             $    --       $924,508        $    --        $924,508
Cost of goods sold                                         --        825,625             --         825,625
-------------------------------------------------------------------------------------------------------------
Gross margin                                               --         98,883             --          98,883
-------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses               --         72,444            257          72,701
Depreciation and amortization                              --          4,110             --           4,110
Amortization of goodwill                                   --          1,497             --           1,497
Interest expense, net                                   4,383           (960)            --           3,423
Intercompany interest expense, net                     (1,826)         7,432         (5,606)             --
Discount on accounts receivable securitization             --              3          1,606           1,609
Distributions on mandatorily redeemable preferred
securities                                                 --             --          1,774           1,774
-------------------------------------------------------------------------------------------------------------
Total expenses                                          2,557         84,526         (1,969)         85,114
-------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                      (2,557)        14,357          1,969          13,769
Income tax provision (benefit)                         (1,125)         6,302            881           6,058
-------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $(1,432)      $  8,055        $ 1,088        $  7,711
=============================================================================================================

Condensed Consolidating Financial Information
(in thousands)

=================================================================================================================================
                                                           Owens &      Guarantor     Non-guarantor
March 31, 2002                                           Minor, Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
   Cash and cash equivalents                              $    622       $     65       $       1      $      --      $     688
   Accounts and notes receivable, net                           --          9,667         314,548             --        324,215
   Merchandise inventories                                      --        345,502              --             --        345,502
   Intercompany advances, net                              169,899        111,933        (281,832)            --             --
   Other current assets                                          5         16,996              --             --         17,001
---------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                    170,526        484,163          32,717             --        687,406
Property and equipment, net                                     --         24,536              --             --         24,536
Goodwill, net                                                   --        198,324              --             --        198,324
Intercompany investments                                   342,499         36,202         136,083       (514,784)            --
Other assets, net                                           11,755         34,417           1,000             --         47,172
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                           $524,780       $777,642       $ 169,800      $(514,784)     $ 957,438
=================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                       $     --       $293,062       $      --      $      --      $ 293,062
   Accrued payroll and related liabilities                      --          5,002              --             --          5,002
   Other accrued liabilities                                 2,640         62,151            (714)            --         64,077
---------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                 2,640        360,215            (714)            --        362,141
Long-term debt                                             202,015             --              --             --        202,015
Intercompany long-term debt                                136,082        143,891              --       (279,973)            --
Other liabilities                                             (755)        15,605             (27)            --         14,823
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                       339,982        519,711            (741)      (279,973)       578,979
---------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust, holding
   solely convertible debentures of Owens & Minor,
   Inc.                                                         --             --         132,000             --        132,000
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                             68,118             --           5,583         (5,583)        68,118
   Paid-in capital                                          28,734        213,227          16,001       (229,228)        28,734
   Retained earnings                                        87,783         46,552          16,957             --        151,292
   Accumulated other comprehensive loss                        163         (1,848)             --             --         (1,685)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                              184,798        257,931          38,541       (234,811)       246,459
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity             $524,780       $777,642       $ 169,800      $(514,784)     $ 957,438
=================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

=================================================================================================================================
                                                          Owens &      Guarantor      Non-guarantor
December 31, 2001                                         Minor,Inc.   Subsidiaries   Subsidiaries    Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheets
Assets
Current assets
   Cash and cash equivalents                                $    507     $    445       $       1       $      --      $    953
   Accounts and notes receivable, net                             --           --         264,235              --       264,235
   Merchandise inventories                                        --      389,504              --              --       389,504
   Intercompany advances, net                                173,802       58,161        (231,963)             --            --
   Other current assets                                           17       24,743              --              --        24,760
---------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                      174,326      472,853          32,273              --       679,452
Property and equipment, net                                       --       25,257              --              --        25,257
Goodwill, net                                                     --      198,324              --              --       198,324
Intercompany investments                                     342,497       15,001         136,083        (493,581)           --
Other assets, net                                             13,708       36,110           1,002              --        50,820
---------------------------------------------------------------------------------------------------------------------------------
   Total assets                                             $530,531     $747,545       $ 169,358       $(493,581)     $953,853
=================================================================================================================================
Liabilities and shareholders' equity
Current liabilities
   Accounts payable                                         $     --     $286,656       $      --       $      --      $286,656
   Accrued payroll and related liabilities                        --       12,669              --              --        12,669
   Other accrued liabilities                                   7,238       61,800            (689)             --        68,349
---------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                   7,238      361,125            (689)             --       367,674
Long-term debt                                               203,449           --              --              --       203,449
Intercompany long-term debt                                  136,083      143,890              --        (279,973)           --
Other liabilities                                               (755)      15,270             (28)             --        14,487
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                         346,015      520,285            (717)       (279,973)      585,610
---------------------------------------------------------------------------------------------------------------------------------
Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust, holding
   solely convertible debentures of Owens & Minor,Inc             --           --         132,000              --       132,000
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity
   Common stock                                               67,770       40,879           5,583         (46,462)       67,770
   Paid-in capital                                            27,181      151,145          16,001        (167,146)       27,181
   Retained earnings                                          89,279       37,084          16,491              --       142,854
   Accumulated other comprehensive loss                          286       (1,848)             --              --        (1,562)
---------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                184,516      227,260          38,075        (213,608)      236,243
---------------------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity               $530,531     $747,545       $ 169,358       $(493,581)     $953,853
=================================================================================================================================

Condensed Consolidating Financial Information

(in thousands)

====================================================================================================================
For the three months ended                                   Owens &       Guarantor    Non-guarantor
March 31, 2002                                             Minor, Inc.   Subsidiaries    Subsidiaries   Consolidated
--------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income                                                   $   886       $  9,484        $    450       $ 10,820
Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                                  --          3,981              --          3,981
   Provision for LIFO reserve                                     --          3,180              --          3,180
   Provision for losses on accounts and notes receivable          --             86             393            479
   Changes in operating assets and liabilities:
      Net decrease in receivables sold                            --             --         (30,000)       (30,000)
      Accounts and notes receivable, excluding sales of
        receivables                                               --         (9,753)        (20,706)       (30,459)
      Merchandise inventories                                     --         40,822              --         40,822
      Accounts payable                                            --         (6,594)             --         (6,594)
      Net change in other current assets
         and current liabilities                              (4,586)           427             (21)        (4,180)
   Other, net                                                    885            955               3          1,843
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities              (2,815)        42,588         (49,881)       (10,108)
--------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                               --         (1,332)             --         (1,332)
Additions to computer software                                    --           (837)             --           (837)
Other, net                                                        --            (15)             --            (15)
--------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                --         (2,184)             --         (2,184)
--------------------------------------------------------------------------------------------------------------------
Financing activities
Change in intercompany advances                                3,903        (53,784)         49,881             --
Cash dividends paid                                           (2,382)            --              --         (2,382)
Proceeds from exercise of stock options                        1,409             --              --          1,409
Other, net                                                        --         13,000              --         13,000
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities               2,930        (40,784)         49,881         12,027
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             115           (380)             --           (265)
Cash and cash equivalents at beginning of period                 507            445               1            953
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $   622       $     65        $      1       $    688
====================================================================================================================

Condensed Consolidating Financial Information
(in thousands)

====================================================================================================================
 For the three months ended                                  Owens &       Guarantor    Non-guarantor
 March 31, 2001                                            Minor, Inc.   Subsidiaries   Subsidiaries    Consolidated
--------------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
Operating activities
Net income (loss)                                            $(1,432)      $  8,055       $  1,088        $  7,711
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:

   Depreciation and amortization                                  --          5,607             --           5,607
   Provision for LIFO reserve                                     --          1,300             --           1,300
   Provision for losses on accounts and notes receivable          --            465           (217)            248
   Changes in operating assets and liabilities:
      Net increase in receivables sold                            --             --         15,000          15,000
      Accounts and notes receivable, excluding sales
        of receivables                                            --         11,874        (16,172)         (4,298)
      Merchandise inventories                                     --        (21,515)            --         (21,515)
      Accounts payable                                            --         11,187             --          11,187
      Net change in other current assets
         and current liabilities                               3,746         (5,608)           172          (1,690)
   Other, net                                                    462            434             27             923
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities               2,776         11,799           (102)         14,473
--------------------------------------------------------------------------------------------------------------------
Investing activities
Additions to property and equipment                               --         (5,013)            --          (5,013)
Additions to computer software                                    --           (590)            --            (590)
Other, net                                                        --            109             --             109
--------------------------------------------------------------------------------------------------------------------
Cash used for investing activities                                --         (5,494)            --          (5,494)
--------------------------------------------------------------------------------------------------------------------
Financing activities
Reduction of debt                                             (1,600)            --             --          (1,600)
Change in intercompany advances                                  280           (382)           102              --
Cash dividends paid                                           (2,080)            --             --          (2,080)
Proceeds from exercise of stock options                          624             --             --             624
Other, net                                                        --         (5,600)            --          (5,600)
--------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities              (2,776)        (5,982)           102          (8,656)
--------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         --            323             --             323
Cash and cash equivalents at beginning of period                 507            118              1             626
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $   507       $    441       $      1        $    949
====================================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2001. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 2001 Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

First quarter of 2002 compared with first quarter of 2001

Overview. In the first quarter of 2002, the company earned net income of $10.8 million, or $0.29 per diluted common share, compared with $7.7 million, or $0.22 per diluted common share in the first quarter of 2001. On January 1, 2002, the company adopted the provisions of SFAS 142, under which the company no longer records goodwill amortization expense. Excluding goodwill amortization and related tax benefits, net income increased by 20% from $9.0 million in the first quarter of 2001 and net income per diluted common share increased by 16% from $0.25 in the first quarter of 2001.

Net sales. Net sales increased 5% to $966.7 million in the first quarter of 2002 from $924.5 million in the first quarter of 2001. Net sales increased by 6% on a per-day basis, as the first quarter of 2002 had one less sales day compared to the first quarter of 2001. This increase in sales resulted primarily from further penetration of existing accounts and new business.

Gross margin. Gross margin for the first quarter of 2002 was 10.7% of net sales, consistent with the first quarter of 2001. Customer margins increased slightly from last year, but these increases were offset by reduced supplier initiatives.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses for the first quarter of 2002 were 7.8% of net sales, improved from 7.9% of net sales in the first quarter of 2001, largely as a result of lower personnel and warehouse costs relative to the sales base, as the company has completed significant customer transitions that took place in 2001.

Interest expense, net, and discount on accounts receivable securitization (financing costs). Net financing costs totaled $3.4 million for the first quarter of 2002, compared with $5.0 million in the first quarter of 2001. Excluding collections of customer finance charges, financing costs for the first quarter were $4.1 million, a decrease of $2.1 million from the first quarter of 2001. The decrease in financing costs was primarily driven by lower effective interest rates resulting from both the refinancing of the company's long-term debt and from decreases in short-term interest rates.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The income tax provision was $7.4 million in the first quarter of 2002 compared with $6.1 million in the same period in 2001. The effective tax rate was 40.5%, compared to 44.0% for the same period in 2001. This rate decrease results primarily from the elimination of goodwill amortization, much of which was not tax-deductible. Excluding the effects of goodwill amortization, the effective rate was 40.7% for the first quarter of 2001.

Financial Condition, Liquidity and Capital Resources

Liquidity. Combined outstanding debt and off balance sheet accounts receivable securitization decreased by $31.4 million to $242.0 million at March 31, 2002, from $273.4 million at December 31, 2001. This decrease was primarily a result of reduced sales of accounts receivable. The company required less financing due to lower inventory levels as the company has completed many of the customer transitions that began in 2001. Excluding sales of accounts receivable under the Receivables Financing Facility, $19.9 million of cash was provided by operating activities in the first three months of 2002, compared with $0.5 million used for operating activities in the first quarter of 2001. This increase in operating cash flow was the result of the inventory reductions mentioned above.

Effective April 30, 2002, the company replaced its revolving credit facility with a new agreement expiring in April 2005. The credit limit of the new facility is $150.0 million, and the interest rate is based on, at the company's discretion, LIBOR, the Federal Funds Rate or the Prime Rate. Under the new facility, the company is charged a commitment fee of between 0.30% and 0.40% on the unused portion of the facility, and a utilization fee of 0.25% will be charged if borrowings exceed $75.0 million. The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

Effective April 30, 2002, the company replaced its receivables securitization facility with a new agreement expiring in April 2005. Under the terms of the new facility, O&M Funding is entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds equal to commercial paper rates, the prime rate, or LIBOR (plus a charge for administrative and credit support services). The terms of the new agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company's ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2002, the company had $211.3 million of unused credit under its revolving credit facility and the ability to sell an additional $185.0 million of accounts receivable under its Receivables Financing Facility.

Working Capital Management. The company's working capital increased by $13.5 million from December 31, 2001 to $325.3 million at March 31, 2002. The increase in working capital resulted from increased accounts receivable, as the company sold fewer receivables under its Receivables Financing Facility, partially offset by a decrease in inventory.

Capital Expenditures. Capital expenditures were $2.2 million in the first quarter of 2002, compared to $5.6 million in the first quarter of 2001. Excluding the purchase of land for the company's future headquarters, capital expenditures in the first quarter of 2001 were $2.3 million. The company spent $1.4 million to purchase computer hardware and software, compared to $1.5 million in the first quarter of 2001. The company expects capital expenditures to continue at about the same level through the end of the year.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company will be required to adopt the provisions of this standard beginning on January 1, 2003. Management believes that adoption of this standard will not have a material effect on the company's results of operations or financial condition.

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

Forward-looking Statements

Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions; dependence on sales to certain customers; dependence on suppliers; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value added services; the ability to convert customers to CostTrack; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify; manage or integrate possible future acquisitions; outcome of outstanding litigation; and changes in government regulations. The company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company's Annual Report on Form 10-K for the year ended December 31, 2001.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company's Annual Report on Form 10-K for the year ended December 31, 2001. Through March 31, 2002, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     4 Credit Agreement dated as of April 30, 2002 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, Lehman Brothers Inc. and The Bank of New York, as Documentation Agents, and Bank of America, N.A., as Administrative Agent

     10.1 Receivables Purchase Agreement dated as of April 30, 2002 among O&M Funding Corp., Owens & Minor Medical, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Blue Keel Funding, L.L.C., Fleet Bank, N.A., and Fleet Securities, Inc.

     10.2 Receivables Sale Agreement dated as of April 30, 2002 among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc. and O&M Funding Corp.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Owens & Minor, Inc.
                                  ----------------------------------------------
                                  (Registrant)


Date May 10, 2002
                                  ----------------------------------------------
                                  Jeffrey Kaczka
                                  Senior Vice President
                                  Chief Financial Officer


Date May 10, 2002
                                  ----------------------------------------------
                                  Olwen B. Cape
                                  Vice President & Controller
                                  Chief Accounting Officer