Form 10-Q
period 2002-06-30
OWENS & MINOR INC/VA/
filed 2002-08-12
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to  __________

Commission file number    1-9810

Owens & Minor, Inc.

(Exact name of Registrant as specified in its charter)

Virginia	54-1701843

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Cox Road, Glen Allen, Virginia	23060

(Address of principal executive offices)	(Zip Code)

Post Office Box 27626, Richmond, Virginia	23261-7626

(Mailing address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(804) 747-9794

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

          The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2002, was 34,108,856 shares.

Owens & Minor, Inc. and Subsidiaries
Index

Part I.  Financial Information

Item 1.  Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income

(in thousands, except per share data) (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net sales	$979,557	$953,531	$1,946,240	$1,878,039
Cost of goods sold	876,140	852,810	1,739,792	1,678,435

Gross margin	103,417	100,721	206,448	199,604

Selling, general and administrative expenses	74,894	73,294	150,618	145,995
Depreciation and amortization	3,928	4,124	7,909	8,234
Amortization of goodwill	—	1,497	—	2,994
Interest expense, net	2,775	3,385	5,703	6,808
Discount on accounts receivable securitization	938	1,296	1,377	2,905
Distributions on mandatorily redeemable preferred securities	1,774	1,774	3,548	3,548
Restructuring credit	(185)	(1,476)	(185)	(1,476)

Total expenses	84,124	83,894	168,970	169,008

Income before income taxes	19,293	16,827	37,478	30,596
Income tax provision	7,814	7,404	15,179	13,462

Net income	$11,479	$9,423	$22,299	$17,134

Net income per common share-basic	$0.34	$0.28	$0.66	$0.52

Net income per common share-diluted	$0.31	$0.26	$0.60	$0.48

Cash dividends per common share	$0.08	$0.07	$0.15	$0.1325

Excluding goodwill amortization and related tax benefit:
Net income	$11,479	$10,758	$22,299	$19,804

Net income per common share-basic	$0.34	$0.32	$0.66	$0.60

Net income per common share-diluted	$0.31	$0.29	$0.60	$0.55

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data) (unaudited)	June 30, 2002	December 31, 2001

Assets
Current assets
Cash and cash equivalents	$11,662	$953
Accounts and notes receivable, net of allowance of $5,640 and $5,296	344,167	264,235
Merchandise inventories	360,856	389,504
Other current assets	26,249	24,760

Total current assets	742,934	679,452
Property and equipment, net of accumulated depreciation of $69,321 and $65,594	23,728	25,257
Goodwill	198,324	198,324
Other assets, net	49,387	50,820

Total assets	$1,014,373	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$328,559	$286,656
Accrued payroll and related liabilities	9,722	12,669
Other accrued liabilities	67,540	68,349

Total current liabilities	405,821	367,674
Long-term debt	205,242	203,449
Other liabilities	15,187	14,487

Total liabilities	626,250	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	132,000	132,000

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares
Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 34,109 shares and 33,885 shares	68,218	67,770
Paid-in capital	29,633	27,181
Retained earnings	160,043	142,854
Accumulated other comprehensive loss	(1,771)	(1,562)

Total shareholders’ equity	256,123	236,243

Total liabilities and shareholders’ equity	$1,014,373	$953,853

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands) (unaudited)	Six Months Ended June 30,

	2002	2001

Operating activities
Net income	$22,299	$17,134
Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	7,909	11,228
Restructuring credit	(185)	(1,476)
Provision for LIFO reserve	3,460	2,025
Provision for losses on accounts and notes receivable	904	374
Changes in operating assets and liabilities:
Net increase (decrease) in receivables sold	(70,000)	25,000
Accounts and notes receivable, excluding sales of receivables	(10,836)	(8,746)
Merchandise inventories	25,188	(62,732)
Accounts payable	25,403	30,537
Net change in other current assets and current liabilities	(5,060)	(8,115)
Other, net	2,891	2,953

Cash provided by operating activities	1,973	8,182

Investing activities
Additions to property and equipment	(2,600)	(7,210)
Additions to computer software	(2,654)	(1,995)
Other, net	(6)	(872)

Cash used for investing activities	(5,260)	(10,077)

Financing activities
Addition to debt	—	3,239
Cash dividends paid	(5,110)	(4,441)
Proceeds from exercise of stock options	1,919	6,694
Other, net	17,187	(2,800)

Cash provided by financing activities	13,996	2,692

Net increase in cash and cash equivalents	10,709	797
Cash and cash equivalents at beginning of period	953	626

Cash and cash equivalents at end of period	$11,662	$1,423

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
 Notes to Consolidated Financial Statements
(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2002 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2002 and 2001.

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

The following table presents the company’s net income for the three and six-month periods ended June 30, 2002 and 2001, adjusted to exclude goodwill amortization expense and related tax benefits:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$11,479	$9,423	$22,299	$17,134
Goodwill amortization expense, net of tax benefit	—	1,335	—	2,670

Net income excluding goodwill amortization expense	$11,479	$10,758	$22,299	$19,804

5.	Acquisition

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

(in thousands)	Balance at December 31, 2001	Charges	Balance at June 30, 2002

Losses under lease commitments	$737	$228	$509
Other	65	8	57

Total	$802	$236	$566

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

As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge to downsize operations.  The following table sets forth the activity in the restructuring reserve since December 31, 2001:

(in thousands)	Balance at December 31, 2001	Charges	Adjustments	Balance at June 30, 2002

Losses under lease commitments	$921	$71	$185	$665
Asset write-offs	849	230	—	619

Total	$1,770	$301	$185	$1,284

7.	Revolving Credit Facility

Effective April 30, 2002, the company replaced its revolving credit facility with a new agreement expiring in April 2005.  The credit limit of the new facility is $150.0 million, and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate.  Under the new facility, the company is charged a commitment fee of between 0.30% and 0.40% on the unused portion of the facility, and a utilization fee of 0.25% if borrowings exceed $75.0 million.  The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.  The refinancing resulted in a write-off of deferred financing costs of $0.2 million, which was included in interest expense for the quarter ended June 30, 2002.

8.	Off Balance Sheet Receivables Financing Facility

Effective April 30, 2002, the company replaced its off balance sheet receivables financing facility (Receivables Financing Facility) with a new agreement expiring in April 2005.  Under the terms of the new facility, O&M Funding is entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR.  The terms of the new agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.  The company incurred fees related to the origination of the agreement of $0.7 million, which were included in discount on accounts receivable securitization for the quarter ended June 30, 2002.

At June 30, 2002, there were no outstanding sales under the Receivables Financing Facility.  At December 31, 2001, net accounts receivable of $70.0 million had been sold under the previous agreement and, as a result, were excluded from the consolidated balance sheet.

9.	Comprehensive Income
The company’s comprehensive income for the three and six month periods ended June 30, 2002 and 2001 is shown in the table below.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$11,479	$9,423	$22,299	$17,134
Other comprehensive income – change in unrealized gain (loss) on investment, net of tax	(86)	(43)	(209)	5

Comprehensive income	$11,393	$9,380	$22,090	$17,139

10.	Net Income per Common Share
The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Numerator: Numerator for basic net income per common share – net income	$11,479	$9,423	$22,299	$17,134
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	1,064	993	2,129	1,986

Numerator for diluted net income per common share – net income attributable to common stock after assumed conversions	$12,543	$10,416	$24,428	$19,120

Denominator:
Denominator for basic net income per common share – weighted average shares	33,806	33,284	33,757	33,137
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	6,400	6,400	6,400	6,400
Stock options	370	420	374	356
Restricted stock	275	263	271	257

Denominator for diluted net income per common share – adjusted weighted average shares and assumedconversions	40,851	40,367	40,802	40,150

Net income per common share – basic	$0.34	$0.28	$0.66	$0.52
Net income per common share – diluted	$0.31	$0.26	$0.60	$0.48

11.	Recently Adopted Accounting Pronouncement

On January 1, 2002, the company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The provisions of SFAS 144 modify the accounting treatment for impairments of long-lived assets and discontinued operations.  The adoption of this standard did not have a material effect on the company’s results of operations or financial condition.

12.	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.’s Notes; and the non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

(in thousands)

For the three months ended June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$979,557	$—	$—	$979,557
Cost of goods sold	—	876,140	—	—	876,140

Gross margin	—	103,417	—	—	103,417

Selling, general and administrative expenses	3	73,645	1,246	—	74,894
Depreciation and amortization	—	3,928	—	—	3,928
Interest expense, net	3,846	(1,071)	—	—	2,775
Intercompany interest expense, net	(8,020)	11,053	(3,033)	—	—
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	4	934	—	938
Distributions on mandatorily redeemable preferred securities	—	—	1,774	—	1,774
Restructuring credit	—	(185)	—	—	(185)

Total expenses	(49,170)	87,374	921	44,999	84,124

Income (loss) before income taxes	49,170	16,043	(921)	(44,999)	19,293
Income tax provision (benefit)	1,772	6,273	(231)	—	7,814

Net income (loss)	$47,398	$9,770	$(690)	$(44,999)	$11,479

For the three months ended June 30, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$953,531	$—	$—	$953,531
Cost of goods sold	—	852,810	—	—	852,810

Gross margin	—	100,721	—	—	100,721

Selling, general and administrative expenses	—	73,210	84	—	73,294
Depreciation and amortization	—	4,124	—	—	4,124
Amortization of goodwill	—	1,497	—	—	1,497
Interest expense, net	4,571	(1,186)	—	—	3,385
Intercompany interest expense, net	(2,399)	7,106	(4,707)	—	—
Intercompany dividend income	(126,386)	—	—	126,386	—
Discount on accounts receivable securitization	—	3	1,293	—	1,296
Distributions on mandatorily redeemable preferred securities	—	—	1,774	—	1,774
Restructuring credit	—	(1,476)	—	—	(1,476)

Total expenses	(124,214)	83,278	(1,556)	126,386	83,894

Income before income taxes	124,214	17,443	1,556	(126,386)	16,827
Income tax provision (benefit)	(956)	7,676	684	—	7,404

Net income	$125,170	$9,767	$872	$(126,386)	$9,423

Condensed Consolidating Financial Information
(in thousands)

For the six months ended June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$1,946,240	$—	$—	$1,946,240
Cost of goods sold	—	1,739,792	—	—	1,739,792

Gross margin	—	206,448	—	—	206,448

Selling, general and administrative expenses	3	148,968	1,647	—	150,618
Depreciation and amortization	—	7,909	—	—	7,909
Interest expense, net	7,513	(1,810)	—	—	5,703
Intercompany interest expense, net	(13,228)	19,655	(6,427)	—	—
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	7	1,370	—	1,377
Distributions on mandatorily redeemable preferred securities	—	—	3,548	—	3,548
Restructuring credit	—	(185)	—	—	(185)

Total expenses	(50,711)	174,544	138	44,999	168,970

Income (loss) before income taxes	50,711	31,904	(138)	(44,999)	37,478
Income tax provision	2,427	12,650	102	—	15,179

Net income (loss)	$48,284	$19,254	$(240)	$(44,999)	$22,299

For the six months ended June 30, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$1,878,039	$—	$—	$1,878,039
Cost of goods sold	—	1,678,435	—	—	1,678,435

Gross margin	—	199,604	—	—	199,604

Selling, general and administrative expenses	—	145,654	341	—	145,995
Depreciation and amortization	—	8,234	—	—	8,234
Amortization of goodwill	—	2,994	—	—	2,994
Interest expense, net	8,954	(2,146)	—	—	6,808
Intercompany interest expense, net	(4,225)	14,538	(10,313)	—	—
Intercompany dividend income	(126,386)	—	—	126,386	—
Discount on accounts receivable securitization	—	6	2,899	—	2,905
Distributions on mandatorily redeemable preferred securities	—	—	3,548	—	3,548
Restructuring credit	—	(1,476)	—	—	(1,476)

Total expenses	(121,657)	167,804	(3,525)	126,386	169,008

Income before income taxes	121,657	31,800	3,525	(126,386)	30,596
Income tax provision (benefit)	(2,081)	13,978	1,565	—	13,462

Net income	$123,738	$17,822	$1,960	$(126,386)	$17,134

Condensed Consolidating Financial Information

(in thousands)
June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$11,583	$78	$1	$—	$11,662
Accounts and notes receivable, net	—	4,090	340,077	—	344,167
Merchandise inventories	—	360,856	—	—	360,856
Intercompany advances, net	163,231	144,421	(307,652)	—	—
Other current assets	—	26,249	—	—	26,249

Total current assets	174,814	535,694	32,426	—	742,934
Property and equipment, net	—	23,728	—	—	23,728
Goodwill	—	198,324	—	—	198,324
Intercompany investments	387,497	36,202	136,083	(559,782)	—
Other assets, net	14,557	34,208	622	—	49,387

Total assets	$576,868	$828,156	$169,131	$(559,782)	$1,014,373

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$328,559	$—	$—	$328,559
Accrued payroll and related liabilities	—	9,722	—	—	9,722
Other accrued liabilities	5,918	62,314	(692)	—	67,540

Total current liabilities	5,918	400,595	(692)	—	405,821
Long-term debt	205,242	—	—	—	205,242
Intercompany long-term debt	136,082	263,891	—	(399,973)	—
Other liabilities	(755)	15,970	(28)	—	15,187

Total liabilities	346,487	680,456	(720)	(399,973)	626,250

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	132,000	—	132,000

Shareholders’ equity
Common stock	68,218	—	5,583	(5,583)	68,218
Paid-in capital	29,633	138,225	16,001	(154,226)	29,633
Retained earnings	132,453	11,323	16,267	—	160,043
Accumulated other comprehensive income (loss)	77	(1,848)	—	—	(1,771)

Total shareholders’ equity	230,381	147,700	37,851	(159,809)	256,123

Total liabilities and shareholders’ equity	$576,868	$828,156	$169,131	$(559,782)	$1,014,373

Condensed Consolidating Financial Information
(in thousands)
December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$507	$445	$1	$—	$953
Accounts and notes receivable, net	—	—	264,235	—	264,235
Merchandise inventories	—	389,504	—	—	389,504
Intercompany advances, net	173,802	58,161	(231,963)	—	—
Other current assets	17	24,743	—	—	24,760

Total current assets	174,326	472,853	32,273	—	679,452
Property and equipment, net	—	25,257	—	—	25,257
Goodwill	—	198,324	—	—	198,324
Intercompany investments	342,497	15,001	136,083	(493,581)	—
Other assets, net	13,708	36,110	1,002	—	50,820

Total assets	$530,531	$747,545	$169,358	$(493,581)	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$286,656	$—	$—	$286,656
Accrued payroll and related liabilities	—	12,669	—	—	12,669
Other accrued liabilities	7,238	61,800	(689)	—	68,349

Total current liabilities	7,238	361,125	(689)	—	367,674
Long-term debt	203,449	—	—	—	203,449
Intercompany long-term debt	136,083	143,890	—	(279,973)	—
Other liabilities	(755)	15,270	(28)	—	14,487

Total liabilities	346,015	520,285	(717)	(279,973)	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	132,000	—	132,000

Shareholders’ equity
Common stock	67,770	40,879	5,583	(46,462)	67,770
Paid-in capital	27,181	151,145	16,001	(167,146)	27,181
Retained earnings	89,279	37,084	16,491	—	142,854
Accumulated other comprehensive income (loss)	286	(1,848)	—	—	(1,562)

Total shareholders’ equity	184,516	227,260	38,075	(213,608)	236,243

Total liabilities and shareholders’ equity	$530,531	$747,545	$169,358	$(493,581)	$953,853

Condensed Consolidating Financial Information
(in thousands)

For the six months ended June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities
Net income (loss)	$48,284	$19,254	$(240)	$(44,999)	$22,299
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	—	7,909	—	—	7,909
Restructuring credit	—	(185)	—	—	(185)
Provision for LIFO reserve	—	3,460	—	—	3,460
Provision for losses on accounts and notes receivable	—	(349)	1,253	—	904
Changes in operating assets and liabilities:
Net decrease in receivables sold	—	—	(70,000)	—	(70,000)
Accounts and notes receivable, excluding sales of receivables	—	(3,741)	(7,095)	—	(10,836)
Merchandise inventories	—	25,188	—	—	25,188
Accounts payable	—	25,403	—	—	25,403
Net change in other current assets and current liabilities	(1,302)	(3,759)	1	—	(5,060)
Other, net	1,026	1,486	379	—	2,891

Cash provided by (used for) operating activities	48,008	74,666	(75,702)	(44,999)	1,973

Investing activities
Additions to property and equipment	—	(2,600)	—	—	(2,600)
Additions to computer software	—	(2,654)	—	—	(2,654)
Investments in intercompany debt	(120,000)	—	—	120,000	—
Decrease in intercompany investment	75,001	—	—	(75,001)	—
Other, net	—	(6)	—	—	(6)

Cash used for investing activities	(44,999)	(5,260)	—	44,999	(5,260)

Financing activities
Proceeds from issuance of intercompany debt	—	120,000	—	(120,000)	—
Change in intercompany advances	10,571	(86,273)	75,702	—	—
Decrease in intercompany investment	—	(75,001)	—	75,001	—
Cash dividends paid	(5,110)	—	—	—	(5,110)
Intercompany dividends paid	—	(44,999)	—	44,999	—
Proceeds from exercise of stock options	1,919	—	—	—	1,919
Other, net	687	16,500	—	—	17,187

Cash provided by (used for) financing activities	8,067	(69,773)	75,702	—	13,996

Net increase (decrease) in cash and cash equivalents	11,076	(367)	—	—	10,709

Cash and cash equivalents at beginning of period	507	445	1	—	953

Cash and cash equivalents at end of period	$11,583	$78	$1	$—	$11,662

Condensed Consolidating Financial Information
(in thousands)

For the six months ended June 30, 2001	Owens & Minor Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities
Net income	$123,738	$17,822	$1,960	$(126,386)	$17,134
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	11,228	—	—	11,228
Restructuring credit	—	(1,476)	—	—	(1,476)
Provision for LIFO reserve	—	2,025	—	—	2,025
Provision for losses on accounts and notes receivable	—	591	(217)	—	374
Changes in operating assets and liabilities:
Net increase in receivables sold	—	—	25,000	—	25,000
Accounts and notes receivable, excluding sales of receivables	—	15,910	(24,656)	—	(8,746)
Merchandise inventories	—	(62,732)	—	—	(62,732)
Accounts payable	—	30,537	—	—	30,537
Net change in other current assets and current liabilities	(200)	(8,093)	178	—	(8,115)
Other, net	1,943	984	26	—	2,953

Cash provided by operating activities	125,481	6,796	2,291	(126,386)	8,182

Investing activities
Additions to property and equipment	—	(7,210)	—	—	(7,210)
Additions to computer software	—	(1,995)	—	—	(1,995)
Investments in intercompany debt	(143,890)	—	—	143,890	—
Decrease in intercompany investment	17,504	—	—	(17,504)	—
Other, net	—	128	(1,000)	—	(872)

Cash used for investing activities	(126,386)	(9,077)	(1,000)	126,386	(10,077)

Financing activities
Addition to (reduction of) debt	3,900	(661)	—	—	3,239
Proceeds from issuance of intercompany debt	—	143,890	—	(143,890)	—
Change in intercompany advances	(5,248)	6,539	(1,291)	—	—
Decrease in intercompany investment	—	(17,504)	—	17,504	—
Cash dividends paid	(4,441)	—	—	—	(4,441)
Intercompany dividends paid	—	(126,386)	—	126,386	—
Proceeds from exercise of stock options	6,694	—	—	—	6,694
Other, net	—	(2,800)	—	—	(2,800)

Cash provided by (used for) financing activities	905	3,078	(1,291)	—	2,692

Net increase in cash and cash equivalents	—	797	—	—	797
Cash and cash equivalents at beginning of period	507	118	1	—	626

Cash and cash equivalents at end of period	$507	$915	$1	$—	$1,423

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly owned subsidiaries (the company) since December 31, 2001. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations
Second quarter and first six months of 2002 compared with 2001
Overview.  In the second quarter of 2002, the company earned net income of $11.5 million, or $0.31 per diluted common share, compared with $9.4 million, or $0.26 per diluted common share in the second quarter of 2001.  For the first six months of 2002, the company earned net income of $22.3 million compared to $17.1 million in the first six months of 2001.

On January 1, 2002, the company adopted the provisions of SFAS 142, under which the company no longer records goodwill amortization expense.  Excluding goodwill amortization and adjustments to a restructuring reserve, net income increased by 14% from $9.9 million in the second quarter of 2001 to $11.4 million in 2002 and net income per diluted common share increased by 11% to $0.30 from $0.27 in the second quarter of 2001.  For the first six months of 2002, net income increased by 17% to $22.2 million from $19.0 million in 2001 and net income per diluted common share increased by 13% to $0.60 from $0.53, excluding the items mentioned above.  These increases are primarily attributable to success in controlling operating expenses and reductions in financing costs.

The following tables reconcile net income as reported under generally accepted accounting principles to income excluding goodwill amortization and changes in the restructuring reserve for the three and six-month periods ended June 30, 2002 and 2001:

	Six Months Ended June 30,

	2002			2001

	As reported	Restructuring credit	As adjusted	As reported	Goodwill amortization	Restructuring credit	As adjusted

Income before income taxes	$19,293	$(185)	$19,108	$16,827	$1,497	$(1,476)	$16,848
Income tax provision	7,814	(75)	7,739	7,404	162	(649)	6,917

Net income	$11,479	$(110)	$11,369	$9,423	$1,335	$(827)	$9,931

	Six Months Ended June 30,

	2002			2001

	As reported	Restructuring credit	As adjusted	As reported	Goodwill amortization	Restructuring credit	As adjusted

Income before income taxes	$37,478	$(185)	$37,293	$30,596	$2,994	$(1,476)	$32,114
Income tax provision	15,179	(75)	15,104	13,462	324	(649)	13,137

Net income	$22,299	$(110)	$22,189	$17,134	$2,670	$(827)	$18,977

Net sales.  Net sales increased 2.7% to $979.6 million in the second quarter of 2002 from $953.5 million in the second quarter of 2001.  Net sales increased 3.6% to $1.95 billion in the first six months of 2002 from $1.88 billion in the comparable period of 2001.  On a per-day basis, net sales increased 4.4%, as the first half of 2002 had one less sales day compared to the first half of 2001.  This increase in sales resulted primarily from further penetration of existing accounts as well as new business.  However, this increase was partially offset by declines in sales resulting from the loss of certain customers, including those who chose other distributors in 2001 in connection with the new Novation contract.  Management expects the rate of sales growth in 2002 to be lower than in recent years as a result of these factors.

Gross margin.  Gross margin for the second quarter and the first six months of 2002 was 10.6% of net sales, consistent with the same periods of 2001.  Both customer margin and margin from supplier incentives have remained consistent.  The company expects gross margin as a percentage of sales for the remainder of 2002 to remain consistent with 2001.

Selling, general and administrative expenses.  Selling, general and administrative (SG&A) expenses for the second quarter of 2002 were 7.6% of net sales, improved from 7.7% of net sales in the second quarter of 2001.  For the first six months of 2002, SG&A expenses were 7.7% of net sales, compared to 7.8% of net sales in the first half of 2001.  These decreases are partly the result of reductions in information technology costs as well as lower personnel costs due to the completion of significant customer transitions that occurred in 2001.  Additionally, SG&A continued to improve as a result of ongoing company-wide initiatives to improve productivity and control costs.

In July 2002, the company entered into a new, seven-year information technology agreement with Perot Systems Corporation, significantly expanding an existing outsourcing relationship.  As a result of the new agreement, O&M will cancel its existing contract for mainframe computer services and record a liability for cancellation costs of $2.9 million in the third quarter of 2002.

Excluding the anticipated $2.9 million cancellation charge, the company expects SG&A expenses as a percentage of sales for 2002 to be at least 10 basis points lower than in 2001.

Interest expense, net, and discount on accounts receivable securitization (financing costs).  Net financing costs totaled $3.7 million for the second quarter of 2002, compared with $4.7 million in the second quarter of 2001.  Excluding collections of customer finance charges, financing costs for the second quarter were $4.7 million, a decrease of $1.3 million from the second quarter of 2001.  Financing costs for the second quarter of 2002 included $0.7 million of fees associated with a new accounts receivable financing facility and a $0.2 million write-off of deferred fees resulting from the replacement of the company’s revolving credit facility.  The decrease in financing costs was primarily driven by lower outstanding financing and lower effective interest rates resulting from both the refinancing of the company’s long-term debt and from decreases in short-term interest rates.

The company expects to continue to manage its financing costs by managing working capital levels.  Future financing costs will be affected primarily by changes in short-term interest rates, as well as by working capital requirements.

Restructuring credits.  As a result of a cancellation of a significant customer contract in 1998, the company recorded a restructuring charge of $6.6 million, net of tax, to downsize operations.  The company periodically re-evaluates its restructuring reserve, and since the actions under this plan have resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve which increased net income by approximately $0.1 million in 2002 and $0.8 million in 2001, net of taxes.

Income taxes.  The effective income tax rate was 40.5% for the second quarter and for the first six months of 2002, compared to 44.0% for the comparable periods of 2001.  This rate decrease results primarily from the elimination of goodwill amortization, much of which was not tax-deductible.  Excluding the effects of goodwill amortization and restructuring credits, the effective rate was 41.1% for the second quarter and 40.9% for the first six months of 2001.

Financial Condition, Liquidity and Capital Resources
Liquidity.  Combined outstanding debt and off balance sheet accounts receivable securitization decreased by $68.2 million to $205.2 million at June 30, 2002, from $273.4 million at December 31, 2001.  The company required less financing as many of the customer transitions that began in 2001 have been completed, and the high level of sales growth experienced in recent years has slowed.  Excluding sales of accounts receivable under the Receivables Financing Facility, $72.0 million of cash was provided by operating activities in the first six months of 2002, compared with $16.8 million used for operating activities in the first half of 2001.  This increase in operating cash flow was the result of inventory reductions made possible by the completion of customer transitions as well as increased levels of accounts payable due to the timing of both purchases and payments.  For the second quarter of 2002, annualized inventory turns increased to 10.0 from 8.7 in the fourth quarter of 2001.

Effective April 30, 2002, the company replaced its revolving credit facility with a new agreement expiring in April 2005.  The credit limit of the new facility is $150.0 million, and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate.  Under the new facility, the company is charged a commitment fee of between 0.30% and 0.40% on the unused portion of the facility, and a utilization fee of 0.25% if borrowings exceed $75.0 million.  The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

Effective April 30, 2002, the company replaced its Receivables Financing Facility with a new agreement expiring in April 2005.  Under the terms of the new facility, O&M Funding is entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR.  The terms of the new agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured.  At June 30, 2002, the company had $148.6 million of unused credit under its revolving credit facility and the ability to sell $225.0 million of accounts receivable under its Receivables Financing Facility.

Capital Expenditures.  Capital expenditures were $5.3 million in the first six months of 2002, compared to $9.2 million in the first half of 2001.  Excluding the purchase of land for the company’s future headquarters, capital expenditures in the first half of 2001 were $5.9 million.  The company spent $3.9 million to purchase computer hardware and software, compared to $3.6 million in the first half of 2001. The company expects capital expenditures to continue at approximately the same level through 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The company will be required to adopt the provisions of this standard beginning on January 1, 2003.  Management believes that adoption of this standard will not have a material effect on the company’s results of operations or financial condition.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The most significant provisions of SFAS 145 address the termination of extraordinary item treatment for gains and losses on early retirement of debt.  The company will be required to adopt the provisions of this standard beginning on January 1, 2003.  The company will be required to modify the presentation of its 2001 results with respect to its loss on early retirement of debt.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.  The provisions of SFAS 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred.  Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan.  The provisions of this statement will be effective for exit or disposal activities initiated after December 31, 2002.

Risks
The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, and changes in the way medical and surgical services are delivered.  The loss of one of the company’s larger customers could have a significant effect on its business.  However, management believes that the company’s competitive position in the marketplace and its ability to control costs would enable it to continue profitable operations and attract new customers in the event of such a loss.

Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions; dependence on sales to certain customers; dependence on suppliers; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value added services; the ability to convert customers to CostTrack; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability of business partners to perform their contractual responsibilities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify, manage or integrate possible future acquisitions; outcome of outstanding litigation; and changes in government regulations.  As a result of these and other factors, no assurance can be given as to the company’s future results.  The company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

The company is exposed to market risk relating to changes in interest rates. To manage this risk, O&M uses interest rate swaps to modify the company’s balance of fixed and variable rate financing.  The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M’s exposure is not significant and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

The company is exposed to market risk from both changes in interest rates related to its interest rate swaps and changes in discount rates related to its Receivables Financing Facility. Interest expense and discount on accounts receivable securitization are subject to change as a result of movements in interest rates. As of June 30, 2002, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding financing under its Receivables Financing Facility at June 30, 2002, but does sell receivables under the facility from time to time.  A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding financing under the Receivables Financing Facility.

Part II.  Other Information

Item 1.      Legal Proceedings
Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Through June 30, 2002, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4.      Submission of Matters to a Vote of Shareholders
The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 25, 2002, with the voting results designated below each such matter:

(1)          Election of Vernard W. Henley, G. Gilmer Minor, III and Peter S. Redding as directors of O&M for a three–year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes

Vernard W. Henley	30,219,854	643,660	0	0
G. Gilmer Minor, III	30,733,011	130,503	0	0
Peter S. Redding	30,231,784	631,730	0	0

(2)          Ratification of the appointment of KPMG LLP as O&M’s independent auditors.

Votes For	Votes Against Or Withheld	Abstentions

29,925,765	910,064	27,685

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.

(Registrant)

Date	August 12, 2002	/s/ G. Gilmer Minor, III

G. Gilmer Minor, III
Chairman and Chief Executive Officer

Date	August 12, 2002	/s/ Jeffrey Kaczka

Jeffrey Kaczka
Senior Vice President
Chief Financial Officer

Date	August 12, 2002	/s/ Olwen B. Cape

Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.