Form 10-Q
period 2002-09-30
OWENS & MINOR INC/VA/
filed 2002-11-13
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

          The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2002, was 34,108,876 shares.

Owens & Minor, Inc. and Subsidiaries
Index

Part I.   Financial Information
Item 1.   Financial Statements

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations

(in thousands, except per share data) (unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$992,453	$968,230	$2,938,693	$2,846,269
Cost of goods sold	887,326	865,162	2,627,118	2,543,597

Gross margin	105,127	103,068	311,575	302,672

Selling, general and administrative expenses	78,384	74,193	229,002	220,188
Depreciation and amortization	3,958	4,153	11,867	12,387
Amortization of goodwill	—	1,497	—	4,491
Interest expense, net	2,698	3,549	8,401	10,357
Discount on accounts receivable securitization	271	841	1,648	3,746
Impairment loss on investment	—	1,071	—	1,071
Distributions on mandatorily redeemable preferred securities	1,773	1,773	5,321	5,321
Restructuring credit	—	—	(185)	(1,476)

Total expenses	87,084	87,077	256,054	256,085

Income before income taxes and extraordinary item	18,043	15,991	55,521	46,587
Income tax provision	7,306	14,294	22,485	27,756

Income before extraordinary item	10,737	1,697	33,036	18,831
Extraordinary loss on early retirement of debt, net of income tax benefit	—	(7,068)	—	(7,068)

Net income (loss)	$10,737	$(5,371)	$33,036	$11,763

Per common share-basic:
Income before extraordinary item	$0.32	$0.05	$0.98	$0.57
Extraordinary loss on early retirement of debt	—	(0.21)	—	(0.22)

Net income (loss)	$0.32	$(0.16)	$0.98	$0.35

Per common share-diluted:
Income before extraordinary item	$0.29	$0.05	$0.89	$0.54
Extraordinary loss on early retirement of debt	—	(0.21)	—	(0.17)

Net income (loss)	$0.29	$(0.16)	$0.89	$0.37

Cash dividends per common share	$0.08	$0.07	$0.23	$0.2025

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data) (unaudited)	September 30, 2002	December 31, 2001

Assets
Current assets
Cash and cash equivalents	$15,990	$953
Accounts and notes receivable, net of allowances of $7,685 and $8,138	336,991	264,235
Merchandise inventories	350,877	389,504
Other current assets	20,355	24,760

Total current assets	724,213	679,452
Property and equipment, net of accumulated depreciation of $70,209 and $65,594	22,602	25,257
Goodwill	198,324	198,324
Other assets, net	54,507	50,820

Total assets	$999,646	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$292,264	$286,656
Accrued payroll and related liabilities	9,665	12,669
Other accrued liabilities	68,784	68,349

Total current liabilities	370,713	367,674
Long-term debt	211,993	203,449
Other liabilities	20,570	14,487

Total liabilities	603,276	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	132,000	132,000

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 34,113 shares and 33,885 shares	68,226	67,770
Paid-in capital	29,913	27,181
Retained earnings	168,048	142,854
Accumulated other comprehensive loss	(1,817)	(1,562)

Total shareholders’ equity	264,370	236,243

Total liabilities and shareholders’ equity	$999,646	$953,853

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands) (unaudited)	Nine Months Ended September 30,

	2002	2001

Operating activities
Income before extraordinary item	$33,036	$18,831
Adjustments to reconcile income before extraordinary item to cash provided by (used for) operating activities:
Depreciation and amortization	11,867	16,878
Restructuring credit	(185)	(1,476)
Impairment loss on investment	—	1,071
Provision for LIFO reserve	3,940	2,750
Provision for losses on accounts and notes receivable	1,908	1,263
Changes in operating assets and liabilities:
Net decrease in receivables sold	(70,000)	(26,000)
Accounts and notes receivable, excluding sales of receivables	(4,664)	(22,227)
Merchandise inventories	34,687	(82,292)
Accounts payable	10,608	36,171
Net change in other current assets and current liabilities	2,021	11,277
Other liabilities	6,253	948
Other, net	3,025	3,842

Cash provided by (used for) operating activities	32,496	(38,964)

Investing activities
Additions to property and equipment	(3,525)	(8,893)
Additions to computer software	(3,734)	(3,641)
Other, net	6	(870)

Cash used for investing activities	(7,253)	(13,404)

Financing activities
Net proceeds from issuance of long-term debt	—	194,591
Payments to retire long-term debt	—	(158,594)
Addition to debt	—	11,839
Cash dividends paid	(7,842)	(6,810)
Proceeds from exercise of stock options	1,949	7,944
Increase (decrease) in drafts payable	(5,000)	3,650
Other, net	687	—

Cash provided by (used for) financing activities	(10,206)	52,620

Net increase in cash and cash equivalents	15,037	252
Cash and cash equivalents at beginning of period	953	626

Cash and cash equivalents at end of period	$15,990	$878

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2002 and the consolidated results of operations for the three and nine-month periods and cash flows for the nine-month periods ended September 30, 2002 and 2001.

2.	Interim Results of Operations
The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Reclassifications
Certain prior period amounts have been reclassified in order to conform to the current period presentation for allowances and provisions for losses on accounts and notes receivable.

4.	Interim Gross Margin Reporting

During interim periods, the company estimates certain components of gross margin.  To improve the accuracy of these estimates, the company takes physical inventory counts at selected distribution centers.  Management will continue a program of interim physical inventories at selected distribution centers to the extent it deems appropriate to ensure the accuracy of interim reporting and to minimize year-end adjustments.

5.	Goodwill

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

The provisions of SFAS 142 also require the company to evaluate its existing intangible assets and goodwill acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS 141 for recognition separate from goodwill.  At implementation, the company had no separately identifiable intangible assets from purchase business combinations that are recorded either separately or within goodwill.

The following table presents the company’s income before extraordinary item and net income (loss) for the three and nine-month periods ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization expense and related tax benefits:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income before extraordinary item	$10,737	$1,697	$33,036	$18,831
Goodwill amortization expense, net of tax benefit	—	1,335	—	4,005

Adjusted income before extraordinary item	$10,737	$3,032	$33,036	$22,836

Net income (loss)	$10,737	$(5,371)	$33,036	$11,763
Goodwill amortization expense, net of tax benefit	—	1,335	—	4,005

Adjusted net income (loss)	$10,737	$(4,036)	$33,036	$15,768

Per common share – basic:
Adjusted income before extraordinary item	$0.32	$0.09	$0.98	$0.69
Adjusted net income (loss)	$0.32	$(0.12)	$0.98	$0.47
Per common share – diluted:
Adjusted income before extraordinary item	$0.29	$0.09	$0.89	$0.65
Adjusted net income (loss)	$0.29	$(0.12)	$0.89	$0.47

6.	Acquisition

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

(in thousands)	Balance at December 31, 2001	Charges	Balance at September 30, 2002

Losses under lease commitments	$737	$309	$428
Other	65	8	57

Total	$802	$317	$485

The integration of the Medix business was completed in 2001. However, the company continues to make payments under lease commitments and other obligations.

7.	Restructuring Reserve

As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge to downsize operations.  In the second quarter of 2002, the company re-evaluated its estimate of the remaining costs to be incurred in connection with the restructuring plan and reduced the reserve by approximately $0.2 million to reflect the reutilization of warehouse space that had previously been vacated under the plan.  The following table sets forth the activity in the restructuring reserve since December 31, 2001:

(in thousands)	Balance at December 31, 2001	Charges	Adjustments	Balance at September 30, 2002

Losses under lease commitments	$921	$106	$185	$630
Asset write-offs	849	230	—	619

Total	$1,770	$336	$185	$1,249

8.	Revolving Credit Facility

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

9.	Off Balance Sheet Receivables Financing Facility

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

At September 30, 2002, there were no outstanding sales under the Receivables Financing Facility.  At December 31, 2001, net accounts receivable of $70.0 million had been sold under the previous agreement and, as a result, were excluded from the consolidated balance sheet.

10.	Comprehensive Income
The company’s comprehensive income for the three and nine-month periods ended September 30, 2002 and 2001 is shown in the table below.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$10,737	$(5,371)	$33,036	$11,763
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on investment	(46)	(19)	(255)	(14)
Reclassification of unrealized loss to net income	—	642	—	642

Comprehensive income (loss)	$10,691	$(4,748)	$32,781	$12,391

11.	Income per Common Share Before Extraordinary Item
The following sets forth the computation of income per basic and diluted common share before extraordinary item:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Numerator for income per basic common share before extraordinary item –income before extraordinary item	$10,737	$1,697	$33,036	$18,831
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	1,064	—	3,193	3,023

Numerator for income per diluted common share before extraordinary item – income before extraordinary item after assumed conversions	$11,801	$1,697	$36,229	$21,854

Denominator:
Denominator for income per basic common share before extraordinary item – weighted average shares	33,835	33,560	33,783	33,280
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	6,400	—	6,400	6,400
Stock options and restricted stock	432	636	585	628

Denominator for income per diluted common share before extraordinary item – adjusted weighted average shares and assumed conversions	40,667	34,196	40,768	40,308

Income per basic common share before extraordinary item	$0.32	$0.05	$0.98	$0.57
Income per diluted common share before extraordinary item	$0.29	$0.05	$0.89	$0.54

12.	Recently Adopted Accounting Pronouncement

On January 1, 2002, the company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The provisions of SFAS 144 modify the accounting treatment for impairments of long-lived assets and discontinued operations.  The adoption of this standard did not have a material effect on the company’s results of operations or financial condition.

13.	Commitments and Contingencies

Effective August 1, 2002, the company entered into a new commitment through July 31, 2009 to outsource its information technology operations, which includes the management, start-up and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services.  The commitment is cancelable for convenience after August 1, 2005 with 180 days notice and payment of a termination fee.  The termination fee is based upon certain costs that would be incurred by the vendor as a direct result of the early termination of the agreement.  The maximum termination fee payable is $9.1 million after the third contract year.  The termination fee declines each year to $2.3 million at the end of the sixth contract year.

As of September 30, 2002, assuming no contract terminations, the fixed and determinable portion of the obligations under this agreement are $7.4 million for the remainder of 2002, $29.7 million per year from 2003 through 2006, and $76.6 million in the aggregate for the remaining periods under the contract, totaling $202.8 million.

These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s base business.  Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services provided by the vendor that were included in these base fees.

As a result of this new agreement, the company gave notice of cancellation to its previous vendor for mainframe computer services.  The company is obligated under this previous contract to pay for termination fees and mainframe computer services through February 2003.  As of September 30, 2002, the company is obligated to pay $0.2 million in 2002 and $2.8 million in 2003 for termination fees.  The total termination fees of $3.0 million were accrued as an increase to SG&A expense in the third quarter of 2002.  At September 30, 2002, the company is also obligated to pay $2.5 million for mainframe computer services in 2002 and $1.2 million in 2003, totaling $3.7 million.

14.	Condensed Consolidating Financial Information

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

Condensed Consolidating Financial Information

(in thousands)

For the three months ended September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$992,453	$—	$—	$992,453
Cost of goods sold	—	887,326	—	—	887,326

Gross margin	—	105,127	—	—	105,127

Selling, general and administrative expenses	—	78,036	348	—	78,384
Depreciation and amortization	—	3,958	—	—	3,958
Interest expense, net	3,804	(1,106)	—	—	2,698
Intercompany interest expense, net	(7,964)	11,117	(3,153)	—	—
Discount on accounts receivable securitization	—	3	268	—	271
Distributions on mandatorily redeemable preferred securities	—	—	1,773	—	1,773

Total expenses	(4,160)	92,008	(764)	—	87,084

Income before income taxes	4,160	13,119	764	—	18,043
Income tax provision	1,767	5,064	475	—	7,306

Net income	$2,393	$8,055	$289	$—	$10,737

For the three months ended September 30, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$968,230	$—	$—	$968,230
Cost of goods sold	—	865,162	—	—	865,162

Gross margin	—	103,068	—	—	103,068

Selling, general and administrative expenses	—	73,961	232	—	74,193
Depreciation and amortization	—	4,153	—	—	4,153
Amortization of goodwill	—	1,497	—	—	1,497
Interest expense, net	4,544	(995)	—	—	3,549
Intercompany interest expense, net	(5,824)	10,478	(4,654)	—	—
Discount on accounts receivable securitization	—	4	837	—	841
Impairment loss on investment	1,071	—	—	—	1,071
Distributions on mandatorily redeemable preferred securities	—	—	1,773	—	1,773

Total expenses	(209)	89,098	(1,812)	—	87,077

Income before income taxes and extraordinary item	209	13,970	1,812	—	15,991
Income tax provision	564	12,933	797	—	14,294

Income (loss) before extraordinary item	(355)	1,037	1,015	—	1,697
Extraordinary loss on early retirement of debt, net of income tax benefit	(7,068)	—	—	—	(7,068)

Net income (loss)	$(7,423)	$1,037	$1,015	$—	$(5,371)

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$2,938,693	$—	$—	$2,938,693
Cost of goods sold	—	2,627,118	—	—	2,627,118

Gross margin	—	311,575	—	—	311,575

Selling, general and administrative expenses	3	227,004	1,995	—	229,002
Depreciation and amortization	—	11,867	—	—	11,867
Interest expense, net	11,317	(2,916)	—	—	8,401
Intercompany interest expense, net	(21,192)	30,772	(9,580)	—	—
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	10	1,638	—	1,648
Distributions on mandatorily redeemable preferred securities	—	—	5,321	—	5,321
Restructuring credit	—	(185)	—	—	(185)

Total expenses	(54,871)	266,552	(626)	44,999	256,054

Income before income taxes	54,871	45,023	626	(44,999)	55,521
Income tax provision	4,194	17,714	577	—	22,485

Net income (loss)	$50,677	$27,309	$49	$(44,999)	$33,036

For the nine months ended September 30, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$2,846,269	$—	$—	$2,846,269
Cost of goods sold	—	2,543,597	—	—	2,543,597

Gross margin	—	302,672	—	—	302,672

Selling, general and administrative expenses	—	219,615	573	—	220,188
Depreciation and amortization	—	12,387	—	—	12,387
Amortization of goodwill	—	4,491	—	—	4,491
Interest expense, net	13,498	(3,141)	—	—	10,357
Intercompany interest expense, net	(10,049)	25,016	(14,967)	—	—
Intercompany dividend income	(126,386)	—	—	126,386	—
Discount on accounts receivable securitization	—	10	3,736	—	3,746
Impairment loss on investment	1,071	—	—	—	1,071
Distributions on mandatorily redeemable preferred securities	—	—	5,321	—	5,321
Restructuring credit	—	(1,476)	—	—	(1,476)

Total expenses	(121,866)	256,902	(5,337)	126,386	256,085

Income before income taxes and extraordinary item	121,866	45,770	5,337	(126,386)	46,587
Income tax provision (benefit)	(1,517)	26,911	2,362	—	27,756

Income before extraordinary item	123,383	18,859	2,975	(126,386)	18,831
Extraordinary loss on early retirement of debt, net of income tax benefit	(7,068)	—	—	—	(7,068)

Net income (loss)	$116,315	$18,859	$2,975	$(126,386)	$11,763

Condensed Consolidating Financial Information

(in thousands)

September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$15,941	$48	$1	$—	$15,990
Accounts and notes receivable, net	—	2,890	334,101	—	336,991
Merchandise inventories	—	350,877	—	—	350,877
Intercompany advances, net	155,855	145,194	(301,049)	—	—
Other current assets	—	20,355	—	—	20,355

Total current assets	171,796	519,364	33,053	—	724,213
Property and equipment, net	—	22,602	—	—	22,602
Goodwill	—	198,324	—	—	198,324
Intercompany investments	387,497	36,202	136,083	(559,782)	—
Other assets, net	20,978	33,260	269	—	54,507

Total assets	$580,271	$809,752	$169,405	$(559,782)	$999,646

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$292,264	$—	$—	$292,264
Accrued payroll and related liabilities	—	9,665	—	—	9,665
Other accrued liabilities	2,666	66,825	(707)	—	68,784

Total current liabilities	2,666	368,754	(707)	—	370,713
Long-term debt	211,993	—	—	—	211,993
Intercompany long-term debt	136,083	263,890	—	(399,973)	—
Other liabilities	(755)	21,353	(28)	—	20,570

Total liabilities	349,987	653,997	(735)	(399,973)	603,276

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	132,000	—	132,000

Shareholders’ equity
Common stock	68,226	—	5,583	(5,583)	68,226
Paid-in capital	29,913	138,225	16,001	(154,226)	29,913
Retained earnings	132,114	19,378	16,556	—	168,048
Accumulated other comprehensive income (loss)	31	(1,848)	—	—	(1,817)

Total shareholders’ equity	230,284	155,755	38,140	(159,809)	264,370

Total liabilities and shareholders’ equity	$580,271	$809,752	$169,405	$(559,782)	$999,646

Condensed Consolidating Financial Information

(in thousands)

December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$507	$445	$1	$—	$953
Accounts and notes receivable, net	—	—	264,235	—	264,235
Merchandise inventories	—	389,504	—	—	389,504
Intercompany advances, net	173,802	58,161	(231,963)	—	—
Other current assets	17	24,743	—	—	24,760

Total current assets	174,326	472,853	32,273	—	679,452
Property and equipment, net	—	25,257	—	—	25,257
Goodwill	—	198,324	—	—	198,324
Intercompany investments	342,497	15,001	136,083	(493,581)	—
Other assets, net	13,708	36,110	1,002	—	50,820

Total assets	$530,531	$747,545	$169,358	$(493,581)	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$286,656	$—	$—	$286,656
Accrued payroll and related liabilities	—	12,669	—	—	12,669
Other accrued liabilities	7,238	61,800	(689)	—	68,349

Total current liabilities	7,238	361,125	(689)	—	367,674
Long-term debt	203,449	—	—	—	203,449
Intercompany long-term debt	136,083	143,890	—	(279,973)	—
Other liabilities	(755)	15,270	(28)	—	14,487

Total liabilities	346,015	520,285	(717)	(279,973)	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	132,000	—	132,000

Shareholders’ equity
Common stock	67,770	40,879	5,583	(46,462)	67,770
Paid-in capital	27,181	151,145	16,001	(167,146)	27,181
Retained earnings	89,279	37,084	16,491	—	142,854
Accumulated other comprehensive income (loss)	286	(1,848)	—	—	(1,562)

Total shareholders’ equity	184,516	227,260	38,075	(213,608)	236,243

Total liabilities and shareholders’ equity	$530,531	$747,545	$169,358	$(493,581)	$953,853

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities
Net income	$50,677	$27,309	$49	$(44,999)	$33,036
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	11,867	—	—	11,867
Restructuring credit	—	(185)	—	—	(185)
Provision for LIFO reserve	—	3,940	—	—	3,940
Provision for losses on accounts and notes receivable	—	665	1,243	—	1,908
Changes in operating assets and liabilities:
Net decrease in receivables sold	—	—	(70,000)	—	(70,000)
Accounts and notes receivable, excluding sales of receivables	—	(3,555)	(1,109)	—	(4,664)
Merchandise inventories	—	34,687	—	—	34,687
Accounts payable	—	10,608	—	—	10,608
Net change in other current assets and current liabilities	(4,555)	6,590	(14)	—	2,021
Other liabilities	—	6,253	—	—	6,253
Other, net	1,571	722	732	—	3,025

Cash provided by (used for) operating activities	47,693	98,901	(69,099)	(44,999)	32,496

Investing activities
Additions to property and equipment	—	(3,525)	—	—	(3,525)
Additions to computer software	—	(3,734)	—	—	(3,734)
Investments in intercompany debt	(120,000)	—	—	120,000	—
Decrease in intercompany investment	75,000	—	—	(75,000)	—
Other, net	—	6	—	—	6

Cash used for investing activities	(45,000)	(7,253)	—	45,000	(7,253)

Financing activities
Proceeds from issuance of intercompany debt	—	120,000	—	(120,000)	—
Change in intercompany advances	17,947	(87,046)	69,099	—	—
Decrease in intercompany investment	—	(75,000)	—	75,000	—
Cash dividends paid	(7,842)	—	—	—	(7,842)
Intercompany dividends paid	—	(44,999)	—	44,999	—
Proceeds from exercise of stock options	1,949	—	—	—	1,949
Decrease in drafts payable	—	(5,000)	—	—	(5,000)
Other, net	687	—	—	—	687

Cash provided by (used for) financing activities	12,741	(92,045)	69,099	(1)	(10,206)

Net increase (decrease) in cash and cash equivalents	15,434	(397)	—	—	15,037
Cash and cash equivalents at beginning of period	507	445	1	—	953

Cash and cash equivalents at end of period	$15,941	$48	$1	$—	$15,990

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities
Income before extraordinary item	$123,383	$18,859	$2,975	$(126,386)	$18,831
Adjustments to reconcile income before extraordinary item to cash provided by operating activities:
Depreciation and amortization	—	16,878	—	—	16,878
Restructuring credit	—	(1,476)	—	—	(1,476)
Impairment loss on investment	1,071	—	—	—	1,071
Provision for LIFO reserve	—	2,750	—	—	2,750
Provision for losses on accounts and notes receivable	—	1,620	(357)	—	1,263
Changes in operating assets and liabilities:
Net decrease in receivables sold	—	—	(26,000)	—	(26,000)
Accounts and notes receivable, excluding sales of receivables	—	22,604	(44,831)	—	(22,227)
Merchandise inventories	—	(82,292)	—	—	(82,292)
Accounts payable	—	36,171	—	—	36,171
Net change in other current assets and current liabilities	6,802	4,439	36	—	11,277
Other liabilities	—	948	—	—	948
Other, net	2,621	1,221	—	—	3,842

Cash provided by (used for) operating activities	133,877	21,722	(68,177)	(126,386)	(38,964)

Investing activities
Additions to property and equipment	—	(8,893)	—	—	(8,893)
Additions to computer software	—	(3,641)	—	—	(3,641)
Investments in intercompany debt	(143,890)	—	—	143,890	—
Decrease in intercompany investment	17,504	—	—	(17,504)	—
Other, net	—	105	(975)	—	(870)

Cash used for investing activities	(126,386)	(12,429)	(975)	126,386	(13,404)

Financing activities
Net proceeds from issuance of long-term debt	194,591	—	—	—	194,591
Payments to retire long-term debt	(158,594)	—	—	—	(158,594)
Additions (reductions) to other debt	12,500	(661)	—	—	11,839
Proceeds from issuance of intercompany debt	—	143,890	—	(143,890)	—
Change in intercompany advances	(57,622)	(11,530)	69,152	—	—
Decrease in intercompany investment	—	(17,504)	—	17,504	—
Cash dividends paid	(6,810)	—	—	—	(6,810)
Intercompany dividends paid	—	(126,386)	—	126,386	—
Proceeds from exercise of stock options	7,944	—	—	—	7,944
Increase in drafts payable	—	3,650	—	—	3,650

Cash provided by (used for) financing activities	(7,991)	(8,541)	69,152	—	52,620

Net increase (decrease) in cash and cash equivalents	(500)	752	—	—	252
Cash and cash equivalents at beginning of period	507	118	1	—	626

Cash and cash equivalents at end of period	$7	$870	$1	$—	$878

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

Results of Operations
Third quarter and first nine months of 2002 compared with 2001
Overview.  In the third quarter of 2002, the company earned net income of $10.7 million, or $0.29 per diluted common share, compared with a loss of $5.4 million, or $0.16 per diluted common share in the third quarter of 2001.  For the first nine months of 2002, the company earned net income of $33.0 million, or $0.89 per diluted common share, compared to $11.8 million, or $0.37 per diluted common share, in the first nine months of 2001.

Excluding unusual items and goodwill amortization, net income increased by 11% from $11.3 million in the third quarter of 2001 to $12.5 million in 2002 and net income per diluted common share increased by 10% to $0.33 from $0.30 in the third quarter of 2001.  For the first nine months of 2002, net income increased by 15% to $34.7 million from $30.2 million in 2001 and net income per diluted common share increased by 12% to $0.93 from $0.83, excluding unusual items and goodwill amortization.  These increases are primarily attributable to success in controlling operating expenses while maintaining gross margins, as well as reductions in financing costs.

Unusual items.  In the third quarter of 2002, the company incurred a $3.0 million charge, or $1.8 million net of tax, due to the cancellation of a mainframe computer services contract that was replaced by a new information technology agreement with Perot Systems Corporation.  In the third quarter of 2001, unusual items consisted of a $1.1 million impairment loss on an investment in marketable equity securities, a $7.2 million additional tax provision related principally to disallowed interest deductions for corporate-owned life insurance for the years 1995 through 1998, and a $7.1 million after-tax extraordinary loss on the early retirement of debt.  Net income for the first nine months of 2002 and 2001 also included reductions in a restructuring reserve of $0.1 million and $0.8 million, net of tax.

Goodwill amortization.  On January 1, 2002, the company adopted the provisions of SFAS 142, under which the company no longer records goodwill amortization expense.

The following tables reconcile net income as reported under generally accepted accounting principles to income excluding goodwill amortization and unusual items for the three and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,

	2002			2001

	As reported	Unusual items	As adjusted	As reported	Goodwill amortization	Unusual items	As adjusted

Income before income taxes and extraordinary item	$18,043	$2,987	$21,030	$15,991	$1,497	$1,071	$18,559
Income tax provision	7,306	1,211	8,517	14,294	162	(7,168)	7,288

Income before extraordinary item	10,737	1,776	12,513	1,697	1,335	8,239	11,271
Extraordinary loss on early retirement of debt	—	—	—	(7,068)	—	7,068	—

Net income	$10,737	$1,776	$12,513	$(5,371)	$1,335	$15,307	$11,271

	Nine Months Ended September 30,

	2002			2001

	As reported	Unusual items	As adjusted	As reported	Goodwill amortization	Unusual items	As adjusted

Income before income taxes and extraordinary item	$55,521	$2,802	$58,323	$46,587	$4,491	$(405)	$50,673
Income tax provision	22,485	1,136	23,621	27,756	486	(7,817)	20,425

Income before extraordinary item	33,036	1,666	34,702	18,831	4,005	7,412	30,248
Extraordinary loss on early retirement of debt	—	—	—	(7,068)	—	7,068	—

Net income	$33,036	$1,666	$34,702	$11,763	$4,005	$14,480	$30,248

Net sales.  Net sales increased 2.5% to $992.5 million in the third quarter of 2002 from $968.2 million in the third quarter of 2001.  Net sales increased 3.2% to $2.9 billion in the first nine months of 2002 from $2.8 billion in the comparable period of 2001.  The increase in sales resulted from penetration of existing accounts as well as new business.

During the quarter and for the nine-month period, the company’s sales were impacted by losses of certain customers in late 2001 and early 2002, including those who chose other distributors in 2001 in connection with the new Novation contract.  While new business awarded in early 2002 transitioned more slowly than expected, the new business, combined with penetration of existing accounts, more than offset the losses.

In addition, sales growth has been affected by a slight decrease in hospital-based surgeries within the acute-care hospital industry and by price deflation in some product categories.  Management expects the rate of sales growth in 2002 to be lower than in recent years as a result of these factors.

Gross margin.  Gross margin for the third quarter and the first nine months of 2002 was 10.6% of net sales, consistent with the same periods of 2001.  Both customer margin and margin from supplier incentives have remained consistent.

Selling, general and administrative expenses.  In July 2002, the company entered into a new, seven-year information technology agreement with Perot Systems Corporation, expanding an existing outsourcing relationship.  As a result of the new agreement, O&M recorded a liability for termination costs of $3.0 million in connection with the impending cancellation of its existing contract for mainframe computer services with another provider.  This charge is included in selling, general and administrative (SG&A) expense for the third quarter of 2002.  All subsequent comparisons of SG&A expense in this discussion exclude the effect of the cancellation costs.

In the third quarter of 2002, SG&A expenses increased by 1.6% from the third quarter of 2001 on 2.5% sales growth.  SG&A expenses for the first nine months of 2002 increased by 2.6% from the first nine months of 2001 on 3.2% sales growth.  As a percentage of net sales, SG&A expenses decreased to 7.6% in the third quarter of 2002 from 7.7% in the third quarter of 2001.  The improvement is partly the result of continued control of information technology costs as well a decrease in distribution center personnel costs made possible by the completion of significant customer transitions that occurred in 2001.  Additionally, SG&A continued to improve as a result of ongoing company-wide initiatives to improve productivity and control costs.

O&M expects to generate operating expense savings of approximately $30 million over the life of its new seven-year information technology agreement and plans to reinvest a significant portion of the savings to enhance the company’s technology leadership position in healthcare.

Interest expense, net, and discount on accounts receivable securitization (financing costs).  Net financing costs totaled $3.0 million for the third quarter of 2002, compared with $4.4 million in the third quarter of 2001.  Excluding collections of customer finance charges, financing costs for the third quarter were $4.0 million, a decrease of $1.3 million from the third quarter of 2001.  The decrease in financing costs was primarily driven by lower outstanding financing and lower short-term interest rates.

The company expects to continue to manage its financing costs by managing working capital levels.  Future financing costs will be affected primarily by changes in short-term interest rates, as well as by working capital requirements.

Restructuring credits.  As a result of a cancellation of a significant customer contract in 1998, the company recorded a restructuring charge of $6.6 million, net of tax, to downsize operations.  The company periodically re-evaluates its restructuring reserve, and since the actions under this plan have resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve which increased net income by approximately $0.1 million in the second quarter of 2002 and $0.8 million in the second quarter of 2001, net of taxes.  These reductions in the reserve resulted primarily from the reutilization of warehouse space that had previously been vacated under the restructuring plan.

Income taxes.  The effective income tax rate was 40.5% for the third quarter and for the first nine months of 2002.  The income tax provision for the third quarter of 2001 included a $7.2 million charge related principally to disallowed interest deductions for corporate-owned life insurance for the years 1995 through 1998.  Excluding goodwill amortization, the $7.2 million charge and other unusual items mentioned previously, the effective income tax rate for the first nine months of 2001 was 40.3%.

Financial Condition, Liquidity and Capital Resources
Liquidity.  Combined outstanding debt and off balance sheet accounts receivable securitization decreased by $61.4 million to $212.0 million at September 30, 2002, from $273.4 million at December 31, 2001 as a result of favorable cash flow.  Excluding sales of accounts receivable under the Receivables Financing

Facility, $102.5 million of cash was provided by operating activities in the first nine months of 2002, compared with $13.0 million used for operating activities in the first nine months of 2001.  This increase in operating cash flow was the result of inventory reductions made possible by the completion of customer transitions that began in 2001.  For the third quarter of 2002, annualized inventory turns increased to 9.9 from 8.7 in the fourth quarter of 2001.

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

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured.  At September 30, 2002, the company had $148.6 million of unused credit under its revolving credit facility and the ability to sell $225.0 million of accounts receivable under its Receivables Financing Facility.

Capital Expenditures.  Capital expenditures were $7.3 million in the first nine months of 2002, compared to $12.5 million in the first nine months of 2001.  The decrease from 2001 to 2002 is primarily attributable to the company’s purchase of land for its future headquarters of $3.3 million in 2001.  The company also relocated a larger number of warehouse facilities in 2001 than in 2002, resulting in higher expenditures for warehouse equipment and leasehold improvements.  The company spent $5.5 million on computer hardware and software purchasing and development in the first nine months of 2002, compared to $5.7 million in the first nine months of 2001.

Critical Accounting Policies
The company’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The company continually evaluates the accounting policies and estimates it uses to prepare its financial statements.  Management’s estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances.  Because of the uncertainty inherent in such estimates, actual results may differ.

Critical accounting policies are defined as those policies that relate to estimates that require a company to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the company’s results due to changes in the estimate or the use of different estimates that could reasonably have been used.  The company believes its critical accounting policies and estimates include its allowance for doubtful accounts, inventory valuation and accounting for goodwill.

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. The general allowances are estimated based on many factors such as industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. At September 30, 2002, the company had accounts and notes receivable of $337.0 million, net of allowances of $7.7 million. An unexpected bankruptcy or other adverse change in financial condition of a customer could result in increases in these allowances, which could have a material impact on net income. The company has not had a material adverse change in its estimate of collectibility in recent years. The company actively manages its accounts receivable to minimize credit risk and the company has no individual customers that account for more than 10% of the company’s accounts receivable.

Inventory valuation.  In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost.  The allowance is estimated based on factors such as age of the inventory and historical trends.  At September 30, 2002, the company had inventory of $350.9 million, net of an allowance for obsolete inventory of $2.3 million.  Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated obsolescence that may have a material impact on cost of goods sold, gross margin, and net income.  The company has not had a material adverse change in its estimate for obsolete inventory in recent years.  The company actively manages its inventory levels to minimize the risk of obsolescence and has achieved a higher level of inventory turnover than industry averages.

Goodwill.  On January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets.  The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard and, at least annually, at the reporting unit level.  As a result, the company no longer records goodwill amortization expense.

The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142 on an annual basis and on a more frequent basis in certain circumstances.  In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows and quoted market prices.  The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies.  The fair value of each reporting unit is then compared to its carrying value to determine potential impairment.  The company’s goodwill totaled $198.3 million at September 30, 2002.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates.  The application of alternative assumptions, such as a change in discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or on a different organization structure, could produce materially different results.

Recent Accounting Pronouncements
In September 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The company will be required to adopt the provisions of this standard beginning on January 1, 2003.  Management believes that adoption of this standard will not have a material effect on the company’s results of operations or financial condition.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The most significant provisions of SFAS 145 address the termination of extraordinary item treatment for gains and losses on early retirement of debt.  The company will be required to adopt the provisions of this standard beginning on January 1, 2003.  Upon adoption of the standard, the company will modify the presentation of its 2001 results with respect to its loss on early retirement of debt.

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

Risks
The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, changes in the way medical and surgical services are delivered and changes in manufacturer preferences between the sale of product directly to hospital customers and the use of wholesale distribution.  The loss of one of the company’s larger customers could have a significant effect on its business.

Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions; dependence on sales to certain customers; dependence on suppliers; changes in manufacturer preferences between direct sales and wholesale distribution; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value added services; the ability to convert customers to CostTrack; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability of business partners to perform their contractual responsibilities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify, manage or integrate possible future acquisitions; outcome of outstanding litigation; and changes in government regulations.  As a result of these and other factors, no assurance can be given as to the company’s future results.  The company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

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

The company is exposed to market risk from both changes in interest rates related to its interest rate swaps and changes in discount rates related to its Receivables Financing Facility. Interest expense and discount on accounts receivable securitization are subject to change as a result of movements in interest rates. As of September 30, 2002, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding financing under its Receivables Financing Facility at September 30, 2002, but does sell receivables under the facility from time to time.  A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding financing under the Receivables Financing Facility.

Item 4.  Controls and Procedures

Within the 90 days prior to the filing date of this report, under the supervision and with the participation of the Company’s management (including its Chief Executive Officer and Chief Financial Officer), the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.  Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or factors that could significantly affect them.

Part II.  Other Information

Item 1.  Legal Proceedings
Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.  Through September 30, 2002, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The company filed a Current Report on Form 8-K dated August 1, 2002, under Items 5 and 7, with respect to the press release issued by the company reporting a seven year information technology and services agreement with Perot Systems Corporation.

The company filed a Current Report on Form 8-K dated August 12, 2002, under Items 7 and 9, with respect to sworn statements under oath of the Chief Executive Officer and Chief Financial Officer pursuant to the U.S. Securities and Exchange Commission Order 4-460.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OWENS & MINOR, INC.
(Registrant)

Date November 13, 2002	/s/ G. Gilmer Minor, III

G. Gilmer Minor, III Chairman and Chief Executive Officer

Date November 13, 2002	/s/ Jeffrey Kaczka

Jeffrey Kaczka Senior Vice President & Chief Financial Officer

Date November 13, 2002	/s/ Olwen B. Cape

Olwen B. Cape Vice President & Controller Chief Accounting Officer

I, G. Gilmer Minor III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Owens & Minor Inc;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ G. Gilmer Minor III

G. Gilmer Minor III Chief Executive Officer

I, Jeffrey Kaczka, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Owens & Minor Inc;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Jeffrey Kaczka

Jeffrey Kaczka Chief Financial Officer

Exhibits Filed with SEC
Exhibit #

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.