Form 10-K
period 2002-12-31
OWENS & MINOR INC/VA/
filed 2003-03-11
CIK 75252

Form 10-K Annual Report

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-9810

OWENS & MINOR, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization) 4800 Cox Road, Glen Allen, Virginia (Address of principal executive offices)	54-1701843 (I.R.S. Employer Identification No.) 23060 (Zip Code)

Registrant’s telephone number, including area code (804) 747-9794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $2 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8 1/2% Senior Subordinated Notes due 2011	Not Listed
$2.6875 Term Convertible Securities, Series A	Not Listed

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $556,240,754  as of February 19, 2003.

The number of shares of the Company’s Common Stock outstanding as of February 19, 2003 was  33,691,142 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of security holders on April 24, 2003 is incorporated by reference for Part III.

64

OWENS & MINOR 2002 ANNUAL REPORT

Owens & Minor, Inc.

Statement of Differences Between Electronic Form 10-K and Printed Annual Report & Form 10-K

1.	The page numbers in this document are based on the page numbers in the company’s printed 2002 Annual Report and Form 10-K.

2.	Pages 1-13 and 16 of the printed document have not been included in the electronic document, as they do not contain items required by Form 10-K.

3.	The 10-K cover sheet presented on page 64 of the printed document, has been repositioned to the front of the electronic document.

4.	The printed Annual Report and Form 10-K document contains photographs not incorporated into the electronic Form 10-K.

Item Captions and Index – Form 10-K Annual Report

Item No.		Page

Part I
1.	Business	18-23
2.	Properties	23
3.	Legal Proceedings	53
4.	Submission of Matters to a Vote of Security Holders	N/A
Part II
5.	Market for Registrant’s Common Equity and Related Stockholder Matters	63, 68
6.	Selected Financial Data	17
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-31
7A.	Quantitative and Qualitative Disclosures about Market Risk	31, 43
8.	Financial Statements and Supplementary Data	See Item 15
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	N/A
Part III
10.	Directors and Executive Officers of the Registrant	(a), 14, 15
11.	Executive Compensation	(a)
12.	Security Ownership of Certain Beneficial Owners and Management	(a)
13.	Certain Relationships and Related Transactions	(a)
14.	Controls and Procedures	65
Part IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
a.	Consolidated Statements of Income for the Years Ended Dec. 31, 2002, Dec. 31, 2001 and Dec. 31, 2000	32
	Consolidated Balance Sheets at Dec. 31, 2002 and Dec. 31, 2001	33
	Consolidated Statements of Cash Flows for the Years Ended Dec. 31, 2002, Dec. 31, 2001 and Dec. 31, 2000	34
	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended Dec. 31, 2002, Dec. 31, 2001 and Dec. 31, 2000	35
	Notes to Consolidated Financial Statements for the Years Ended Dec. 31, 2002, Dec. 31, 2001 and Dec. 31, 2000	36-61
	Report of Independent Auditors	62

b.

Reports on Form 8-K: The company filed a Current Report on Form 8-K dated November 20, 2002, under Items 7 and 9, announcing new strategic initiatives and a plan to repurchase common stock and Trust Preferred Securities.

c.	The index to exhibits has been filed as separate pages of 2002 Form 10-K and is available to shareholders on request from the Secretary of the company at the principal executive offices.

(a) Part III will be incorporated by reference from the registrant’s 2003 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Board of Directors

[Photo of Board of Directors]

A. Marshall Acuff, Jr. (63) [2,4,5] Retired Senior Vice President & Managing Director, Salomon Smith Barney, Inc.	John T. Crotty (65) 2,3,4* Managing Partner, CroBern Management Partnership President, CroBern, Inc.	Peter S. Redding (64) [2,3,4] Retired President & CEO, Standard Register Company

Henry A. Berling (60) [1,4] Executive Vice President, Owens & Minor, Inc.	James B. Farinholt, Jr. (68) 1,2*,4 Managing Director, Tall Oaks Capital Partners, LLC	James E. Rogers (57) 1,3*,4 President, SCI Investors Inc.

Josiah Bunting, III (63) [2,4,5] Retired Superintendent, Virginia Military Institute	Vernard W. Henley (73) [2,3,5] Retired Chairman & CEO, Consolidated Bank & Trust Company	James E. Ukrop (65) [3,4,5] Chairman, Ukrop’s Super Markets, Inc. Chairman, First Market Bank

	G. Gilmer Minor, III (62) 1*,4 Chairman & CEO, Owens & Minor, Inc.	Anne Marie Whittemore (56) 1,3,5* Partner, McGuireWoods LLP

Board Committees: 1Executive Committee, 2Audit Committee, 3Compensation & Benefits Committee,

4Strategic Planning Committee, 5Governance & Nominating Committee, *Denotes Chairperson

OWENS & MINOR 2002 ANNUAL REPORT

Corporate Officers

G. Gilmer Minor, III (62)

Chairman & Chief Executive Officer

Chairman of the Board since 1994 and Chief Executive Officer since 1984. Mr. Minor was President from 1981 to April 1999. Mr. Minor joined the company in 1963.

Craig R. Smith (51)

President & Chief Operating Officer

President since 1999 and Chief Operating Officer since 1995. Mr. Smith has been with the company since 1989.

Henry A. Berling (60)

Executive Vice President

Executive Vice President since 1995. Mr. Berling was Executive Vice President and Chief Sales Officer from 1996 to 1998. Mr. Berling has been with the company since 1966.

Timothy J. Callahan (51)

Senior Vice President, Sales & Marketing

Senior Vice President, Sales and Marketing since September 2002. From 1999 to 2002, Mr. Callahan served as Senior Vice President, Distribution. Prior to that, Mr. Callahan was Regional Vice President, West from 1997 to 1999. Mr. Callahan has been with the company since 1997.

Drew St. J. Carneal (64)

Senior Vice President, Corporate Secretary

Senior Vice President, Corporate Secretary since February 2003. From 1990 to February 2003, Mr. Carneal served as Senior Vice President, General Counsel and Secretary. Mr. Carneal has been with the company since 1989.

Charles C. Colpo (45)

Senior Vice President, Operations

Senior Vice President, Operations since 1999. From 1998 to 1999, Mr. Colpo was Vice President, Operations. Prior to that, Mr. Colpo was Vice President, Supply Chain Process from 1996 to 1998. Mr. Colpo has been with the company since 1981.

Erika T. Davis (39)

Senior Vice President, Human Resources

Senior Vice President, Human Resources since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Prior to that, Ms. Davis served as Director, Human Resources & Training in 1999 and Director, Compensation & HRIS from 1995 to 1999. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (51)

Senior Vice President & General Counsel

Senior Vice President & General Counsel since February 2003. Ms. den Hartog previously served as a Partner of McGuireWoods LLP from 1990 to February 2003.

David R. Guzmán (47)

Senior Vice President & Chief Information Officer

Senior Vice President and Chief Information Officer since 2000. Mr. Guzmán was employed by Office Depot from 1999 to 2000, serving as Senior Vice President, Systems Development. From 1997 to 1998, he was employed by ALCOA as Chief Architect, Managing Director, Global Information Services.

Jeffrey Kaczka (43)

Senior Vice President & Chief Financial Officer

Senior Vice President and Chief Financial Officer since 2001. Mr. Kaczka served as Senior Vice President and Chief Financial Officer for Allied Worldwide, Inc. from 1999 to 2001. In 1995 he served as Chief Financial Officer for I-Net, Inc. which was acquired by Wang Laboratories in 1996. Mr. Kaczka continued with Wang until 1998.

Richard F. Bozard (55)

Vice President, Treasurer

Vice President and Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (53)

Vice President, Controller

Vice President and Controller since 1997. Ms. Cape has been with the company since 1997.

Hugh F. Gouldthorpe, Jr. (64)

Vice President, Quality & Communications

Vice President, Quality and Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Hue Thomas, III (63)

Vice President, Corporate Relations

Vice President, Corporate Relations since 1991. Mr. Thomas has been with the company since 1970. Mr. Thomas will retire in March 2003.

Numbers inside parenthesis indicate age

[Photo of Corporate Officers]

OWENS & MINOR 2002 ANNUAL REPORT

Selected Financial Data(1)

Owens & Minor, Inc. and Subsidiaries

(in thousands, except ratios and per share data)

	2002	2001	2000	1999	1998

Summary of Operations:
Net sales	$3,959,781	$3,814,994	$3,503,583	$3,194,134	$3,090,048
Income before extraordinary item(2)(3)	$47,217	$30,103	$33,088	$27,979	$20,145
Income before extraordinary item, excluding goodwill amortization(2)(3)(4)	$47,217	$35,431	$38,417	$32,807	$24,616

Per Common Share:
Income before extraordinary item – basic	$1.40	$0.90	$1.01	$0.86	$0.56
Income before extraordinary item – diluted	$1.26	$0.85	$0.94	$0.82	$0.56
Average number of shares outstanding – basic	33,799	33,368	32,712	32,574	32,488
Average number of shares outstanding – diluted	40,698	40,387	39,453	39,098	32,591
Cash dividends	$0.31	$0.2725	$0.2475	$0.23	$0.20
Stock price at year-end	$16.42	$18.50	$17.75	$8.94	$15.75
Book value at year-end	$7.96	$6.97	$6.41	$5.58	$4.94

Per Common Share, Excluding Goodwill Amortization(4):
Income before extraordinary item – basic	$1.40	$1.06	$1.17	$1.01	$0.70
Income before extraordinary item – diluted	$1.26	$0.98	$1.08	$0.95	$0.69

Summary of Financial Position:
Working capital	$385,023	$311,778	$233,637	$219,448	$235,247
Total assets	$1,009,477	$953,853	$867,548	$865,000	$717,768
Long-term debt	$240,185	$203,449	$152,872	$174,553	$150,000
Mandatorily redeemable preferred securities	$125,150	$132,000	$132,000	$132,000	$132,000
Shareholders’ equity	$271,437	$236,243	$212,772	$182,381	$161,126

Selected Ratios:
Gross margin as a percent of net sales	10.6%	10.7%	10.7%	10.7%	10.8%
Selling, general and administrative expenses as a percent of net sales(3)	7.8%	7.8%	7.7%	7.8%	8.0%
Average receivable days sales outstanding(5)	32.0	33.1	33.3	34.9	33.5
Average inventory turnover	9.6	9.7	9.5	9.2	9.8
Return on average total equity before extraordinary items and goodwill amortization(4)(6)	13.5%	11.1%	12.8%	12.1%	9.9%
Return on average total equity before extraordinary items and goodwill amortization(4)(7)	18.6%	15.8%	19.4%	19.1%	11.7%
Current ratio	2.1	1.8	1.6	1.6	1.9
Capitalization ratio(5)(6)	37.7%	42.6%	40.4%	47.2%	43.4%
Capitalization ratio(5)(7)	57.4%	63.2%	63.2%	69.4%	68.9%

(1)	On July 30, 1999, the company acquired certain net assets of Medix, Inc. This acquisition was accounted for as a purchase.
(2)	In 1998, the company incurred $11.2 million, or $6.6 million net of tax, of nonrecurring restructuring expenses which are included in income before extraordinary item. In 2002, 2001, 2000 and 1999, income before extraordinary item included reductions in the restructuring accrual of $0.5 million, $1.5 million, $0.8 million and $1.0 million, or $0.3 million, $0.8 million, $0.4 million and $0.6 million net of tax. See Note 3 to the Consolidated Financial Statements.
(3)	In 2002, income before extraordinary item included a charge to selling, general and administrative expenses of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services. In 2001, income before extraordinary item included an impairment loss of $1.1 million on an investment in marketable equity securities and a provision for disallowed income tax deductions of $7.2 million. See Notes 6 and 14 to the Consolidated Financial Statements.
(4)	Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
As a result, goodwill is no longer amortized. Data for 2001 and prior periods have been restated to exclude the effect of goodwill amortization in order to present a more meaningful comparison.
(5)	Assumes that receivables had not been sold under the company’s off balance sheet receivables financing facility. See Note 9 to the Consolidated Financial Statements.
(6)	Includes mandatorily redeemable preferred securities as equity.
(7)	Includes mandatorily redeemable preferred securities as debt.

OWENS & MINOR 2002 ANNUAL REPORT

Business Description

The Company

Owens & Minor, Inc. and subsidiaries (O&M or the company) is the leading distributor of national name-brand medical and surgical supplies in the United States, distributing over 120,000 finished medical and surgical products produced by approximately 1,100 suppliers to approximately 4,000 customers from 41 distribution centers nationwide. The company’s customers are primarily acute-care hospitals and integrated healthcare networks (IHNs), which account for more than 90% of O&M’s net sales. Many of these hospital customers are represented by national healthcare networks (Networks) or group purchasing organizations (GPOs) that offer discounted pricing with suppliers and contract distribution services with the company. Other customers include alternate care providers such as clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company, the company redefined its mission in 1992, selling the wholesale drug division to concentrate on medical and surgical distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, generating nearly $4 billion of net sales in 2002. In November 2002, the company announced new strategic initiatives to offer supply chain management consulting services and third party logistics services to the healthcare industry, leveraging its existing reputation and relationships in the healthcare market as well as its physical infrastructure.

The Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, IHNs and alternate care providers. The company contracts with these providers directly and through Networks and GPOs. The medical/surgical supply distribution industry continues to experience growth due to the aging population and emerging medical technologies resulting in new healthcare procedures and products. Over the years, healthcare providers have continued to change their health systems to meet the needs of the markets they serve. They have forged strategic relationships with national medical and surgical supply distributors to meet the challenges of managing the supply procurement and distribution needs of their entire network. The traditional role of distributors in warehousing and delivering medical and surgical supplies to customers is evolving into the role of assisting customers to manage the entire supply chain.

In recent years, the overall healthcare market has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities seeking to lower their total costs. These providers have sought to lower total product costs by obtaining incremental value-added services from medical and surgical supply distributors. These trends have driven significant consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in volume and develop technology platforms and decision support systems.

The Business

Through its core distribution business, the company purchases a high volume of medical and surgical products from suppliers, warehouses these items at its distribution centers and provides delivery services to its customers. O&M’s 41 distribution centers are located throughout the United States and are situated close to its major customer facilities. These distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most medical and surgical supplies with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, providing more effective control of customer service. The company customizes its product pallets and truckloads according to the needs of its customers, thus enabling them to reduce labor on the receiving end. Furthermore, delivery times are adjusted to customers’ needs, allowing them to streamline receiving activities. Contract carriers and parcel services are used to transport all other medical and surgical supplies.

OWENS & MINOR 2002 ANNUAL REPORT

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in advanced information technology, which includes automated warehousing technology as well as OMDirectSM, an Internet-based product catalog and direct ordering system, which supplements existing EDI and XML technologies to communicate with customers and suppliers.

Products & Services

In addition to its core medical and surgical supply distribution service, the company offers value-added services in supply chain management, logistics and information technology to help its customers control healthcare costs, improve inventory management and increase profitability. In late 2002, the company announced two new initiatives designed to provide additional value-added services to the healthcare industry.

•	OMSolutionsSM: OMSolutionsSM provides consulting and outsourcing services to customers. Programs offered by OMSolutionsSM include long-term partnership initiatives such as outsourced materials management; integrated operating room management; clinical inventory management; order optimization; and WISDOM2 SM implementation; and out-sourced warehousing. OMSolutionsSM also offers a menu of supply chain management services such as: receiving and storeroom redesign; physical inventories; and reconfiguration of periodic automatic replenishment systems. These services are designed to improve supply chain efficiency and allow the provider to focus on patient care.

•	Third Party Logistics (3PL): Owens & Minor offers logistics and supply chain management services in the following main categories: physical distribution to include warehousing and transportation management; and consulting services. In order to make the most of these opportunities, the company intends to leverage its existing relationships with suppliers and end-users, its activity-based costing expertise, and its distribution facilities, transportation systems and information technology. The company’s goal is to ensure that products reach the patient in the most cost-effective manner.

Other services offered by the company include:

•	CostTrackSM: This activity-based management approach helps customers identify and track the cost drivers in their procurement and handling activities, giving them the information they need to drive workflow efficiencies, raise employee productivity and reduce costs. With CostTrackSM, the pricing of services provided to customers is based on the variety of services that they choose, as compared to a traditional cost-plus pricing model. In 2002, 32% of the company’s net sales were generated through the CostTrackSM program, up from nearly 28% in 2001.

•	WISDOMSM: This Internet-accessed decision support tool connects customers, suppliers and GPOs to the company’s data warehouse. WISDOMSM offers customers secure online access to a wide variety of reports, which summarize purchasing history, contract compliance, product usage and other related data. This timely information helps customers consolidate purchasing information across their healthcare systems and identify opportunities for product standardization, contract compliance and supplier consolidation.

•	WISDOM2 SM: The second generation of WISDOMSM, this Internet-based decision support tool provides customers access to purchasing information not only for their purchases from Owens & Minor, but for all medical/surgical manufacturers and suppliers recorded in their materials management information systems. This timely information helps customers identify opportunities for product standardization, contract compliance, order optimization and efficiencies in their overall purchasing activity.

•	PANDAC® Wound Closure Asset Management Program: This information-based program provides customers with an evaluation of their current and historical wound closure inventories and usage levels, helping them reduce their investment in high-cost wound management supplies and control their costs per operative case.

OWENS & MINOR 2002 ANNUAL REPORT

Business Description (continued)

•	FOCUS™: This supplier partnership program drives product standardization and consolidation for the company and its customers. By increasing the volume of purchases from the company’s most efficient suppliers, FOCUS™ provides operational benefits and cost savings throughout the supply chain. FOCUS™ centers around both commodity and preference product standardization.

•	MediChoice™: In 2002, the company launched this private label program designed to provide value and choice to customers. The MediChoice™ line currently includes commodity products such as isolation gowns, shoe covers, hot- and cold-packs, and crutches. The company plans to introduce additional products under the MediChoice™ label in the future.

Customers

The company currently provides its distribution services to approximately 4,000 healthcare providers, including hospitals, IHNs and alternate care providers, contracting with them directly and through Networks and GPOs. In recent years, the company has also begun to provide logistics services to manufacturers of medical and surgical products.

Networks and GPOs

Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. However, networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, the supply company of VHA, Inc. and University HealthSystem Consortium, which represents the purchasing interests of more than 2,300 healthcare organizations. Sales to Novation members represented approximately 50% of the company’s net sales in 2002. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 490 acute-care hospitals and more than 1,500 sub-acute care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. Sales to Broadlane members represented approximately 14% of O&M’s net sales in 2002.

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

Sales and Marketing

O&M’s sales and marketing function is organized to support its decentralized field sales teams of approximately 200 people. Based in the company’s distribution centers nationwide, the company’s local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with Networks and GPOs to meet their needs and coordinate activities with their individual member facilities. In addition, O&M has a national field organization, OMSpecialtiesSM, which is focused on assisting customers in the clinical environment. O&M provides special training and support tools to its sales team to help promote these programs and services.

OWENS & MINOR 2002 ANNUAL REPORT

Contracts and Pricing

Industry practice is for healthcare providers or their GPOs to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. When product pricing is not determined by contracts between the supplier and the healthcare provider, it is determined by the distribution agreement between the healthcare provider and the distributor.

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis under which a negotiated fixed-percentage distributor fee is added to the product cost agreed to by the customer and the supplier. The determination of this fee is typically based on customer size, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by the customer upon short notice.

In some cases, the company may offer pricing that varies during the life of the contract, depending upon purchase volume and, as a result, the negotiated fixed percentage distributor fee may increase or decrease. Under these contracts, customers’ distribution fees may be re-set after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s distribution fee percentage is adjusted, the modified percentage distributor fee applies only to a customer’s purchases made following the change. Because customer sales volumes typically change gradually, changes in distributor fee percentages for individual customers under this type of arrangement have an insignificant impact on total company results.

Pricing under O&M’s CostTrackSM activity-based pricing model differs from pricing under a traditional cost-plus model. With CostTrackSM, the pricing of services provided to customers is based on the type and level of services that they choose, as compared to a traditional cost-plus pricing model. As a result, this pricing model more accurately aligns the distribution fees charged to the customer with the costs of the individual services provided.

O&M also has arrangements that charge incremental fees for additional distribution and enhanced inventory management services, such as more frequent deliveries and distribution of products in small units of measure. Although the company’s sales personnel based in the distribution centers negotiate local arrangements and pricing levels with customers, corporate management has established minimum pricing levels and a contract review process.

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers, including discounts for prompt payment and volume incentives. The company has well-established relationships with virtually all major suppliers of medical and surgical supplies, and works with its largest suppliers to create operating efficiencies in the supply chain.

Approximately 16% of O&M’s net sales in 2002 were sales of Johnson & Johnson Health Care Systems, Inc. products. Approximately 14% of O&M’s 2002 net sales were sales of products of the subsidiaries of Tyco International, which include The Kendall Company, United States Surgical and Mallinckrodt.

Information Technology

To support its strategic efforts, the company has developed information systems to manage virtually all aspects of its operations, including warehouse and inventory management, asset management and electronic commerce. O&M believes that its investment in and use of technology in the management of its operations provides the company with a significant competitive advantage.

In 2002, O&M signed a seven-year agreement with Perot Systems Corporation to outsource its information technology (“IT”) operations, including the management, start-up and operation of its mainframe computer and distributed services processing as well as application support, development and enhancement services. This agreement extends and expands a relationship that began in 1998. This relationship has allowed the company to provide resources to major IT initiatives, which support internal operations and enhance services to customers and suppliers.

OWENS & MINOR 2002 ANNUAL REPORT

Business Description (continued)

The company has focused its technology spending on electronic commerce, data warehousing and decision support, supply chain management and warehousing systems, sales and marketing programs and services, as well as significant infrastructure enhancements. O&M is an industry leader in the use of electronic commerce to conduct business transactions with customers and suppliers, using OMDirectSM, an Internet-based product catalog and direct ordering system, to supplement existing EDI and XML technologies.

The company also provides distribution services for several Internet-based medical and surgical supply companies. O&M is committed to an ongoing investment in an open, Internet-based electronic commerce platform to support the company’s supply chain management initiatives and to enable expansion into new market segments for medical and surgical products.

Asset Management

In the medical/surgical supply distribution industry, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to the company’s profitability. O&M is highly focused on effective control of inventory and accounts receivable, and draws on technology to achieve this goal.

Inventory

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

Accounts Receivable

The company’s credit practices are consistent with those of other medical and surgical supply distributors. O&M actively manages its accounts receivable through a decentralized approach that puts the company closer to the customer and enables it to effectively collect its receivables and to minimize credit risk.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M; Cardinal Health (formerly known as Allegiance Corp.); and McKesson Medical-Surgical, a subsidiary of McKesson HBOC, Inc. The industry also includes a number of regional and local distributors.

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

OWENS & MINOR 2002 ANNUAL REPORT

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M’s distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products. The company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Occupational Safety and Health Administration, state boards of pharmacy and, in certain areas, state boards of health. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

Employees

At the end of 2002, the company had 2,968 full-time and part-time employees. O&M believes that ongoing employee training is critical to performance, and recently launched Owens & Minor University, an in-house training program including on-line and in-house classes in leadership, management development, finance, operations and sales. Management believes that relations with employees are good.

Properties

O&M’s corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in facilities leased from unaffiliated third parties. The company owns two undeveloped parcels of land adjacent to its corporate headquarters. The company also owns an undeveloped parcel of land in nearby Hanover County to be used for its future corporate headquarters. The company leases offices and warehouses for 40 of its distribution centers across the United States from unaffiliated third parties. In addition, the company has an arrangement with a warehousing company in Honolulu, Hawaii. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

OWENS & MINOR 2002 ANNUAL REPORT

Management’s Discussion & Analysis

2002 Financial Results

Overview. In 2002, O&M earned net income of $47.3 million, or $1.27 per diluted common share, compared with $23.0 million, or $0.68 per diluted common share in 2001, and $33.1 million, or $0.94 per diluted common share in 2000. Excluding unusual items and goodwill amortization, net income for 2002 increased to $48.7 million, or $1.30 per diluted common share, from $42.8 million, or $1.17 per diluted common share, for 2001 and $38.0 million, or $1.07 per diluted common share, for 2000. The increase from 2001 to 2002 was the result of increased sales, a reduction of financing costs and success in controlling operating expenses and improving productivity. The increase from 2000 to 2001 was primarily due to the increase in sales, a reduction of financing costs, and a lower effective tax rate for ongoing operations.

The following table presents the company’s consolidated statements of income on a percentage of net sales basis:

Year ended December 31,	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.4	89.3	89.3

Gross margin	10.6	10.7	10.7
Selling, general and administrative expenses	7.8	7.8	7.7
Depreciation and amortization	0.4	0.4	0.4
Amortization of goodwill	—	0.2	0.2
Interest expense, net	0.3	0.3	0.3
Discount on accounts receivable securitization	0.0	0.1	0.2
Impairment loss on investment	—	0.0	—
Distributions on mandatorily redeemable preferred securities	0.2	0.2	0.2
Restructuring credit	(0.0)	(0.0)	(0.0)

Total expenses	8.6	9.0	9.0

Income before income taxes and extraordinary item	2.0	1.7	1.7
Income tax provision	0.8	0.9	0.8

Income before extraordinary item	1.2	0.8	0.9
Extraordinary item, net of tax	0.0	(0.2)	—

Net income	1.2%	0.6%	0.9%

Unusual items. In 2002, the company incurred a $3.0 million charge, or $1.8 million net of tax, due to the cancellation of a mainframe computer services contract that was replaced by a new information technology agreement. The company also realized a $50 thousand extraordinary gain, net of tax, resulting from the repurchase of mandatorily redeemable preferred securities. In 2001, unusual items included a $1.1 million impairment loss on an investment in marketable equity securities, a $7.2 million additional tax provision related principally to disallowed interest deductions for corporate-owned life insurance for the years 1995 through 1998, and a $7.1 million after-tax extraordinary loss on the early retirement of debt. Net income in 2002, 2001 and 2000 also included reductions in a restructuring reserve, originally established in 1998, of $0.3 million, $0.8 million, and $0.4 million, net of tax.

OWENS & MINOR 2002 ANNUAL REPORT

Goodwill amortization. On January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, under which the company no longer records goodwill amortization expense.

The following tables reconcile selected results of operations as reported under generally accepted accounting principles to results excluding unusual items and goodwill amortization for the years ended December 31, 2002, 2001 and 2000:

(in thousands, except per share data)

	Year ended December 31, 2002

	As reported	Unusual items	As Adjusted	% of net sales

Selling, general and administrative expenses	$307,015	$(2,987)	$304,028	7.7%

Income before income taxes and extraordinary item	$78,197	$2,500	$80,697	2.0%
Income tax provision	30,980	1,017	31,997	0.8%

Income before extraordinary item	47,217	1,483	48,700	1.2%
Extraordinary item, net of tax	50	(50)	–	–

Net income	$47,267	$1,433	$48,700	1.2%

Per common share–diluted:
Income before extraordinary item	$1.26		$1.30
Extraordinary item, net of tax	0.01		–

Net income	$1.27		$1.30

	Year ended December 31, 2001

	As reported	Goodwill amortization	Unusual items	As Adjusted	% of net sales

Income before income taxes and extraordinary item	$64,577	$5,974	$(405)	$70,146	1.8%
Income tax provision	34,474	646	(7,817)	27,303	0.7%

Income before extraordinary item	30,103	5,328	7,412	42,843	1.1%
Extraordinary item, net of tax	(7,068)	–	7,068	–	–

Net income	$23,035	$5,328	$14,480	$42,843	1.1%

Per common share–diluted:
Income before extraordinary item	$0.85			$1.17
Extraordinary item, net of tax	(0.17)			–

Net income	$0.68			$1.17

		Year ended December 31, 2000

	As reported	Goodwill amortization	Unusual items	As Adjusted	% of net sales

Income before income taxes	$60,160	$5,988	$(750)	$65,398	1.9%
Income tax provision	27,072	659	(338)	27,393	0.8%

Net income	$33,088	$5,329	$(412)	$38,005	1.1%

Net income per diluted common share	$0.94			$1.07

OWENS & MINOR 2002 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

Results of Operations

Net sales. Net sales increased by 4% to $3.96 billion for 2002, from $3.81 billion for 2001. During 2002, the company’s sales were impacted by losses of certain customers in late 2001 and early 2002, including those who chose other distributors in 2001 in connection with the Novation contract renewal. Other new business awarded in early 2002 transitioned more slowly than expected; however, this new business, combined with penetration of existing accounts, more than offset the losses.

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

The company anticipates sales growth for 2003 to be in the 3 to 6 percent range.

Gross margin. Gross margin as a percentage of net sales for 2002 decreased slightly to 10.6% from 10.7% in 2001 and 2000. This decrease is the result of competitive pressures and more limited inventory buying opportunities.

For 2003, management anticipates continued competitive pressure. The company will continue to pursue opportunities for margin improvement, including an emphasis on providing value-added services to customers, as well as further development of the MediChoice™ private label product line. The company will also continue to pursue available buying opportunities in order to reduce the cost of goods sold.

Selling, general and administrative expenses. In July 2002, the company entered into a new, seven-year information technology agreement with Perot Systems Corporation, expanding an existing outsourcing relationship. As a result of the new agreement, O&M recorded a liability for termination costs of $3.0 million in connection with the impending cancellation of its existing contract for mainframe computer services. This charge is included in selling, general and administrative (SG&A) expense for 2002.

Excluding the cancellation charge, SG&A expenses as a percentage of sales were 7.7% in 2002, compared with 7.8% in 2001 and 7.7% in 2000. The decrease from 2001 to 2002 is partly the result of a decrease in warehouse personnel costs made possible by the completion of significant customer and business transitions that occurred in 2001. Additionally, SG&A expenses continued to improve as a result of ongoing company-wide efforts to increase productivity and reduce expenses such as delivery expense and travel.

The increase from 2000 to 2001 was primarily the result of higher personnel, warehouse and employee benefits costs driven by customer and business transitions, including higher than normal activity levels related to customer sign-ups as a result of the Novation contract renewal, the addition of several large new customer accounts, and changes in the levels of service provided to certain customers, such as the addition of low unit-of-measure delivery.

In 2003, management expects increased investment in new strategic initiatives, such as its OMSolutionsSM hospital consulting and 3PL services, and in-house training programs. In addition, the company expects to implement operational standardization initiatives that will ultimately result in productivity improvements.

Net interest expense and discount on accounts receivable securitization (financing costs). Net financing costs totaled $12.2 million in 2002, compared with $17.7 million in 2001 and $19.4 million

OWENS & MINOR 2002 ANNUAL REPORT

in 2000. Net financing costs included collections of customer finance charges of $4.2 million in 2002, compared with $4.5 million in 2001 and $5.3 million in 2000. Net financing costs in 2002 also included a write-off of $0.2 million of deferred financing costs related to the replacement of the company’s revolving credit facility and $0.7 million in fees related to the origination of a new off balance sheet receivables financing facility. Excluding these items and the collection of customer finance charges, financing costs decreased to $15.4 million from $22.2 million in 2001 and $24.8 million in 2000. The decreases in financing costs from year to year were primarily driven by lower outstanding financing levels and lower effective interest rates. Effective interest rates improved as a result of both the refinancing of the company’s long-term debt in mid-2001 and from decreases in short-term interest rates. O&M expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

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

Restructuring credits. As a result of the cancellation of a significant customer contract in 1998, the company recorded a nonrecur-ring restructuring charge of $6.6 million, after taxes, to downsize operations. The company periodically re-evaluates its restructuring reserve, and since the actions under this plan have resulted in lower projected total costs than originally anticipated, the company has recorded reductions in the reserve in 2002, 2001 and 2000 of $0.5 million, $1.5 million and $0.8 million, which have increased net income by $0.3 million, $0.8 million and $0.4 million. These adjustments resulted primarily from the re-utilization of warehouse space that had previously been vacated under the restructuring plan, the resolution of uncertainties related to potential asset write-offs, and changes in expectations regarding the sublease of vacated warehouse space. In 2002, 2001 and 2000, amounts of $0.4 million, $0.3 million and $1.8 million were charged against the restructuring liability. The remaining accrual consists primarily of expected losses on a lease commitment for vacated office space and a provision for losses on disputed accounts receivable.

Income taxes. The provision for income taxes was $31.0 million in 2002, compared with $34.5 million in 2001 and $27.1 million in 2000. Income tax expense for 2001 included a $7.2 million provision for estimated tax liabilities related principally to interest deductions for corporate-owned life insurance claimed on the company’s tax returns for the years 1995 through 1998. Excluding this charge, goodwill amortization, and the other unusual items previously mentioned, O&M’s effective tax rate was 39.7% in 2002, compared with 38.9% in 2001 and 41.9% in 2000. The increase in rate from 2001 to 2002 resulted primarily from increases in certain non-deductible expenses. The reduction in rate from 2000 to 2001 resulted primarily from lower effective state income tax rates and decreases in the effect of certain nondeductible items.

Financial Condition, Liquidity and Capital Resources

Liquidity. Combined outstanding debt and off balance sheet receivables financing decreased by $33.3 million to $240.2 million at December 31, 2002, from December 31, 2001, as a result of favorable cash flow. Excluding sales of accounts receivable under the company’s off balance sheet receivables financing facility (Receivables Financing Facility), $55.7 million of cash was provided by operating activities in 2002, compared with $11.6 million in 2001 and $68.8 million in 2000. This increase in operating cash flow from 2001 to 2002 was the result of slower sales growth in 2002, as well as inventory reductions made possible by the completion of customer transitions that began in 2001.

OWENS & MINOR 2002 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

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

Effective April 30, 2002, the company replaced its revolving credit facility with a new agreement expiring in April 2005. The credit limit of the new facility is $150 million, of which $4.0 million is reserved for certain letters of credit. The interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate. Under the new facility, the company is charged a commitment fee of between 0.30% and 0.40% on the unused portion of the facility, and a utilization fee of 0.25% if borrowings exceed $75 million. The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2002, the company was in compliance with these covenants.

Effective April 30, 2002, the company replaced its Receivables Financing Facility with a new agreement expiring in April 2005. Under the terms of the new facility, O&M Funding, a wholly owned subsidiary, is entitled to sell, without recourse, up to $225 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The terms of the new agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2002, the company was in compliance with these covenants.

In November 2002, the company announced a repurchase plan representing a combination of its common stock and its $2.6875 Term Convertible Securities, Series A issued by the company’s wholly owned subsidiary Owens & Minor Trust I (“Trust Preferred Securities”). Under this plan, up to $50 million of Trust Preferred Securities and common stock, with a maximum of $35 million in common stock, may be purchased by the company. The shares of common stock and Trust Preferred Securities may be acquired from time to time through December 31, 2003, in the open market, in block trades, in private transactions or otherwise. In December 2002, the company repurchased 137,000 shares of Trust Preferred Securities resulting in an extraordinary gain of $50 thousand, net of tax. From January 1 through February 24, 2003, the company repurchased 661,500 shares of common stock and 250,000 shares of Trust Preferred Securities. Each share of Trust Preferred Securities represents 2.4242 shares of potential common shares for the purposes of computing earnings per diluted common share.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2002, O&M had $118.1 million of unused credit under its revolving credit facility and the ability to sell an additional $225.0 million of accounts receivable under the Receivables Financing Facility.

The following is a summary of the company’s significant contractual obligations as of December 31, 2002:

(in millions)

		Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt(1)	$227.9	$–	$27.9	$–	$200.0
Mandatorily redeemable preferred securities(2)	125.2	–	–	–	125.2
Operating leases(3)	72.2	24.0	32.8	12.8	2.6
Other contractual obligations(3)	200.6	34.4	59.8	59.4	47.0

Total contractual obligations	$625.9	$58.4	$120.5	$72.2	$374.8

(1)	See Note 8 to the Consolidated Financial Statements. (2) See Note 11 to the Consolidated Financial Statements. (3) See Note 18 to the Consolidated Financial Statements.

OWENS & MINOR 2002 ANNUAL REPORT

Capital Expenditures. Capital expenditures were approximately $9.8 million in 2002, down from $16.8 million in 2001. In 2001, the company spent $3.3 million to purchase land for its future corporate headquarters. The remaining decrease was a result of lower spending on software development in 2002 and fewer warehouse relocations.

Critical Accounting Policies

The company’s consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The company continually evaluates the accounting policies and estimates it uses to prepare its financial statements. Management’s estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ.

Critical accounting policies are defined as those policies that relate to estimates that require a company to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the company’s results due to changes in the estimate or the use of different estimates that could reasonably have been used. The company believes its critical accounting policies and estimates include its allowances for losses on accounts and notes receivable, inventory valuation and accounting for goodwill.

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on many factors such as industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. At December 31, 2002, the company had accounts and notes receivable of $354.9 million, net of allowances of $6.8 million. An unexpected bankruptcy or other adverse change in financial condition of a customer could result in increases in these allowances, which could have a material impact on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2002, the company had inventory of $351.8 million, net of an allowance of $1.9 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin, and net income. The company actively manages its inventory levels to minimize the risk of loss and has consistently achieved a high level of inventory turnover.

Goodwill. On January 1, 2002, the company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard and, at least annually, at the reporting unit level. As a result, the company no longer records goodwill amortization expense.

The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142 on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies.

OWENS & MINOR 2002 ANNUAL REPORT

Management’s Discussion & Analysis (continued)

The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $198.1 million at December 31, 2002.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as a change in discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or on a different organization structure, could produce materially different results.

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company will be required to adopt the provisions of this standard beginning on January 1, 2003. Management believes that adoption of this standard will not have a material effect on the company’s financial condition or results of operations.

In May 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of SFAS 145 address the termination of extraordinary item treatment for gains and losses on early retirement of debt. The company will be required to adopt the provisions of this standard beginning on January 1, 2003. Upon adoption of the standard, the company will modify the presentation of its 2001 and 2002 results with respect to its loss on early retirement of debt and its gain on the repurchase of mandatorily redeemable preferred securities. However, adoption of the standard will not affect the company’s financial condition or results of operations.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement will be effective for any exit or disposal activities that the company may initiate after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on the company’s financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For variable interests in a variable interest entity created before February 1, 2003, the Interpretation is applicable as of July 1, 2003. The application of this Interpretation is not expected to have a material effect on the company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

OWENS & MINOR 2002 ANNUAL REPORT

Customer Risk

The company is subject to risks associated with changes in the medical industry, including competition and continued efforts to control costs, which place pressure on operating margin, changes in the way medical and surgical services are delivered, and changes in manufacturer preferences between the sale of product directly to hospital customers and the use of wholesale distribution. The loss of one of the company’s larger customers could have a significant effect on its business.

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

The company is exposed to market risk from both changes in interest rates related to its interest rate swaps and changes in discount rates related to its Receivables Financing Facility. Interest expense and discount on accounts receivable securitization are subject to change as a result of movements in interest rates. As of December 31, 2002, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding financing under its Receivables Financing Facility at December 31, 2002, but does sell receivables under the facility from time to time. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding financing under the Receivables Financing Facility.

Forward-Looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to: general economic and business conditions; the ability of the company to implement its strategic initiatives; dependence on sales to certain customers; dependence on suppliers; changes in manufacturer preferences between direct sales and wholesale distribution; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value-added services; the ability to convert customers to CostTrackSM; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability of business partners to perform their contractual responsibilities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify, manage or integrate possible future acquisitions; the outcome of outstanding litigation; and changes in government regulations. As a result of these and other factors, no assurance can be given as to the company’s future results. The company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

OWENS & MINOR 2002 ANNUAL REPORT

Consolidated Statements of Income

(in thousands, except per share data)

Year ended December 31,	2002	2001	2000

Net sales	$3,959,781	$3,814,994	$3,503,583
Cost of goods sold	3,539,911	3,406,758	3,127,911

Gross margin	419,870	408,236	375,672

Selling, general and administrative expenses	307,015	296,807	268,205
Depreciation and amortization	15,926	16,495	15,527
Amortization of goodwill	–	5,974	5,988
Interest expense, net	10,403	13,363	12,566
Discount on accounts receivable securitization	1,782	4,330	6,881
Impairment loss on investment	–	1,071	–
Distributions on mandatorily redeemable preferred securities	7,034	7,095	7,095
Restructuring credit	(487)	(1,476)	(750)

Total expenses	341,673	343,659	315,512

Income before income taxes and extraordinary item	78,197	64,577	60,160
Income tax provision	30,980	34,474	27,072

Income before extraordinary item	47,217	30,103	33,088
Extraordinary item, net of tax	50	(7,068)	–

Net income	$47,267	$23,035	$33,088

Per common share – basic:
Income before extraordinary item	$1.40	$0.90	$1.01
Extraordinary item, net of tax	–	(0.21)	–

Net income	$1.40	$0.69	$1.01

Per common share – diluted:
Income before extraordinary item	$1.26	$0.85	$0.94
Extraordinary item, net of tax	$0.01	(0.17)	–

Net income	$1.27	$0.68	$0.94

Cash dividends per common share	$0.31	$0.2725	$0.2475

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2002 ANNUAL REPORT

Consolidated Balance Sheets

(in thousands, except per share data)

December 31,	2002	2001

Assets
Current assets
Cash and cash equivalents	$3,361	$953
Accounts and notes receivable, net	354,856	264,235
Merchandise inventories	351,835	389,504
Other current assets	19,701	24,760

Total current assets	729,753	679,452
Property and equipment, net	21,808	25,257
Goodwill	198,139	198,324
Deferred income taxes	3,950	–
Other assets, net	55,827	50,820

Total assets	$1,009,477	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$259,597	$286,656
Accrued payroll and related liabilities	12,985	12,669
Deferred income taxes	20,369	27,154
Other accrued liabilities	51,779	41,195

Total current liabilities	344,730	367,674
Long-term debt	240,185	203,449
Deferred income taxes	–	364
Other liabilities	27,975	14,123

Total liabilities	612,890	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	125,150	132,000

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	–	–
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 34,113 shares and 33,885 shares	68,226	67,770
Paid-in capital	30,134	27,181
Retained earnings	179,554	142,854
Accumulated other comprehensive loss	(6,477)	(1,562)

Total shareholders’ equity	271,437	236,243

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,009,477	$953,853

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2002 ANNUAL REPORT

Consolidated Statements of Cash Flows

(in thousands)

Year ended December 31,	2002	2001	2000

Operating activities
Income before extraordinary item	$47,217	$30,103	$33,088
Adjustments to reconcile income before extraordinary item to cash provided by (used for) operating activities:
Depreciation and amortization	15,926	22,469	21,515
Restructuring credit	(487)	(1,476)	(750)
Impairment loss on investment	–	1,071	–
Deferred income taxes	(8,002)	11,268	(1,293)
Provision for LIFO reserve	4,131	4,264	2,973
Provision for losses on accounts and notes receivable	2,673	2,347	1,920
Changes in operating assets and liabilities:
Net decrease in receivables sold	(70,000)	(10,000)	(25,612)
Accounts and notes receivable, excluding sales of receivables	(23,294)	5,323	(11,286)
Merchandise inventories	33,538	(78,198)	23,935
Accounts payable	(40,059)	10,049	(14,783)
Net change in other current assets and current liabilities	14,668	48	8,926
Other liabilities	6,534	1,053	708
Other, net	2,893	3,320	3,814

Cash provided by (used for) operating activities	(14,262)	1,641	43,155

Investing activities
Additions to property and equipment	(4,815)	(10,147)	(8,005)
Additions to computer software	(4,942)	(6,686)	(11,622)
Other, net	9	(858)	(152)

Cash used for investing activities	(9,748)	(17,691)	(19,779)

Financing activities
Net proceeds from issuance of long-term debt	–	194,331	–
Payments to retire long-term debt	–	(158,594)	–
Payments to repurchase mandatorily redeemable preferred securities	(6,594)	–	–
Net proceeds from (payments on) revolving credit facility	27,900	(2,200)	(20,400)
Cash dividends paid	(10,567)	(9,182)	(8,156)
Proceeds from exercise of stock options	1,992	8,255	4,837
Increase (decrease) in drafts payable	13,000	(14,900)	2,800
Other, net	687	(1,333)	(2,500)

Cash provided by (used for) financing activities	26,418	16,377	(23,419)

Net increase (decrease) in cash and cash equivalents	2,408	327	(43)
Cash and cash equivalents at beginning of year	953	626	669

Cash and cash equivalents at end of year	$3,361	$953	$626

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2002 ANNUAL REPORT

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)

	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance December 31, 1999	32,711	$65,422	$12,890	$104,069	$–	$182,381
Net income				33,088		33,088
Other comprehensive loss, net of tax:
Unrealized loss on investment					(628)	(628)

Comprehensive income						32,460

Issuance of restricted stock, net of forfeitures	102	204	622			826
Unearned compensation			(139)			(139)
Cash dividends				(8,156)		(8,156)
Exercise of stock options	355	710	4,541			5,251
Other	12	24	125			149

Balance December 31, 2000	33,180	66,360	18,039	129,001	(628)	212,772
Net income				23,035		23,035
Other comprehensive income (loss), net of tax:
Unrealized gain on investment					272	272
Reclassification of unrealized loss to net income					642	642
Minimum pension liability adjustment					(1,848)	(1,848)

Comprehensive income						22,101

Issuance of restricted stock, net of forfeitures	55	110	813			923
Unearned compensation			(173)			(173)
Cash dividends				(9,182)		(9,182)
Exercise of stock options	696	1,392	9,237			10,629
Other	(46)	(92)	(735)			(827)

Balance December 31, 2001	33,885	67,770	27,181	142,854	(1,562)	236,243
Net income				47,267		47,267
Other comprehensive loss, net of tax:
Unrealized loss on investment					(222)	(222)
Minimum pension liability adjustment					(4,693)	(4,693)

Comprehensive income						42,352

Issuance of restricted stock, net of forfeitures	53	106	909			1,015
Unearned compensation			(62)			(62)
Cash dividends				(10,567)		(10,567)
Exercise of stock options	219	438	2,842			3,280
Other	(44)	(88)	(736)			(824)

Balance December 31, 2002	34,113	$68,226	$30,134	$179,554	$(6,477)	$271,437

See accompanying notes to consolidated financial statements.

OWENS & MINOR 2002 ANNUAL REPORT

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation.  Owens & Minor, Inc. is the leading distributor of national name-brand medical and surgical supplies in the United States. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates.  The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make assumptions and estimates that affect amounts reported. Estimates are used for, but not limited to, the accounting for the allowances for losses on accounts and notes receivable, inventory valuation allowances, depreciation and amortization, goodwill valuation, tax liabilities, and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents.  Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts and Notes Receivable.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. The allowances are estimated based on many factors such as industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $6.8 million and $8.1 million have been applied as reductions of accounts receivable at December 31, 2002 and 2001.

Merchandise Inventories.  The company’s merchandise inventories are stated at the lower of cost or market. Inventories are valued on a last-in, first-out (LIFO) basis.

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

The provisions of SFAS 142 also require the company to evaluate its existing intangible assets and goodwill acquired in purchase business combinations, and to make any necessary reclassifications. At implementation, the company had no separately identifiable intangible assets from purchase business combinations that are recorded either separately or within goodwill.

OWENS & MINOR 2002 ANNUAL REPORT

Prior to 2002, goodwill was amortized on a straight-line basis over 40 years from the dates of acquisition and was evaluated for impairment based upon management’s assessment of undiscounted future cash flows, in accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Amortization expense related to goodwill for 2001 and 2000 was $6.0 million each year. The following table presents the company’s income before extraordinary items and net income for the years 2002, 2001 and 2000, adjusted to exclude goodwill amortization expense and related tax benefits:

(in thousands)

Year Ended December 31,	2002	2001	2000

Income before extraordinary item	$47,217	$30,103	$33,088
Goodwill amortization, net of tax benefit	–	5,328	5,329

Adjusted income before extraordinary item	$47,217	$35,431	$38,417

Net income	$47,267	$23,035	$33,088
Goodwill amortization, net of tax benefit	–	5,328	5,329

Adjusted net income	$47,267	$28,363	$38,417

Per common share—basic:
Adjusted income before extraordinary item	$1.40	$1.06	$1.17
Adjusted net income	$1.40	$0.85	$1.17
Per common share—diluted:
Adjusted income before extraordinary item	$1.26	$0.98	$1.08
Adjusted net income	$1.27	$0.81	$1.08

Computer Software.  The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between 3 and 5 years. Computer software costs are included in other assets, net in the consolidated balance sheets. Unamortized software at December 31, 2002 and 2001 was $20.0 million and $22.8 million. Depreciation and amortization expense includes $7.7 million, $7.6 million and $6.1 million of software amortization for the years ended December 31, 2002, 2001 and 2000.

Investment.  The company owns equity securities that are classified as available-for-sale, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and are included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. Declines in market value that are considered other than temporary are reclassified to net income.

Revenue Recognition.  In general, the company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectibility is reasonably assured.

The company records product revenue at the time of shipment. Distribution fee revenue, when calculated as a mark-up of the product cost, is also recognized at the time of shipment. Revenue for activity based distribution fees and other services is recognized once service has been rendered.

OWENS & MINOR 2002 ANNUAL REPORT

The company provides for sales returns and allowances through a reduction in gross sales. This provision is based upon historical trends as well as specific identification of significant items. The company does not experience a significant volume of sales returns.

In most cases, the company records revenue gross, as the company is the primary obligor in its sales arrangements and bears general and physical loss inventory risk. The company also has some discretion in supplier selection and carries all credit risk associated with its sales. From time to time, the company enters into arrangements where net revenue recognition is appropriate, and in these instances revenue is recognized accordingly.

Stock-based Compensation.  The company uses the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. In December 2002, the company adopted the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. The provisions of SFAS 148 amend the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation, by requiring a tabular presentation of the effect on net income and earnings per share of using the fair value method, as defined in SFAS 123, to account for stock-based compensation. The following table presents the effect on net income and earnings per share had the company used the fair value method to account for stock-based compensation:

(in thousands)

Year Ended December 31,	2002	2001	2000

Net income	$47,267	$23,035	$33,088
Add: Stock-based employee compensation expense included in reported net income, net of tax	572	464	381
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,654)	(1,672)	(1,328)

Pro forma net income	$46,185	$21,827	$32,141

Per common share—basic:
Net income, as reported	$1.40	$0.69	$1.01
Pro forma net income	$1.37	$0.65	$0.98
Per common share—diluted:
Net income, as reported	$1.27	$0.68	$0.94
Pro forma net income	$1.24	$0.64	$0.91

The weighted average fair value of options granted in 2002, 2001 and 2000 was $4.49, $5.37 and $2.69, per option. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.6%-2.1% in 2002, 1.4%-1.7% in 2001 and 1.6%-3.0% in 2000; expected volatility of 39.1%-40.6% in 2002, 41.4% in 2001 and 36.7% in 2000; risk-free interest rate of 3.0%-4.3% in 2002, 4.4% in 2001 and 5.1% in 2000; and expected lives of 4 years in 2002 and 2001, and 5 years in 2000. Other disclosures required by SFAS 123 are included in Note 12.

OWENS & MINOR 2002 ANNUAL REPORT

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

Operating Segments.  As defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 2002, the company had one operating segment.

Other Recently Adopted Accounting Pronouncements.  On January 1, 2002, the company adopted the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS 144 modify the accounting treatment for impairments of long-lived assets and discontinued operations. The adoption of this standard did not have a material effect on the company’s results of operations or financial condition.

OWENS & MINOR 2002 ANNUAL REPORT

Note 2—Acquisition

On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The integration accrual was re-evaluated in the fourth quarters of 2002 and 2001, resulting in reductions in the accrual of $0.2 million and $0.6 million. The accrual adjustments were recorded as reductions in goodwill, as they reduced the purchase price of the Medix acquisition. The following table sets forth the major components of the accrual and activity through December 31, 2002:

(in thousands)

	Exit Plan Provision	Charges	Adjustments	Balance at December 31, 2002

Losses under lease commitments	$1,643	$1,055	$(473)	$115
Employee separations	395	350	(45)	–
Other	685	427	(218)	40

Total	$2,723	$1,832	$(736)	$155

The employee separations relate to severance costs for employees in operations and activities that were exited. Approximately 40 employees were terminated. While the integration of the Medix business was completed in 2001, the company continues to make payments under a lease commitment expiring in 2003 and other obligations.

Note 3—Restructuring

In 1998, the company recorded a nonrecurring restructuring charge of $11.2 million as a result of the cancellation of a significant medical/surgical distribution contract. The restructuring plan included reductions in warehouse space and in the number of employees in those facilities that had the highest volume of business under that contract. The company periodically re-evaluates its estimate of the remaining costs to be incurred and, as a result, reduced the accrual by $0.5 million in 2002, $1.5 million in 2001 and $0.8 million in 2000. These adjustments resulted primarily from the reutilization of warehouse space that had previously been vacated under the restructuring plan, the resolution of uncertainties related to potential asset write-offs, and changes in expectations regarding the sublease of vacated warehouse space. Approximately 130 employees were terminated in connection with the restructuring plan.

The following table sets forth the activity in the restructuring accrual through December 31, 2002:

(in thousands)

	Restructuring Provision	Charges	Adjustments	Balance at December 31, 2002

Losses under lease commitments	$4,194	$3,493	$(106)	$595
Asset write-offs	3,968	1,695	(1,956)	317
Employee separations	2,497	1,288	(1,209)	–
Other	541	99	(442)	–

Total	$11,200	$6,575	$(3,713)	$912

OWENS & MINOR 2002 ANNUAL REPORT

Note 4—Merchandise Inventories

The company’s merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $40.0 million and $35.8 million as of December 31, 2002 and 2001.

Note 5—Property and Equipment

The company’s investment in property and equipment consists of the following:

(in thousands)

December 31,	2002	2001

Warehouse equipment	$25,665	$24,906
Computer equipment	36,598	36,449
Office equipment and other	13,094	12,991
Leasehold improvements	11,716	11,440
Land and improvements	5,263	5,065

	92,336	90,851
Accumulated depreciation and amortization	(70,528)	(65,594)

Property and equipment, net	$21,808	$25,257

Depreciation and amortization expense for property and equipment in 2002, 2001 and 2000 was $8.2 million, $8.9 million and $9.4 million.

Note 6—Investment

The company owns equity securities of a provider of business-to-business e-commerce services to the healthcare industry. Net income for the year ended December 31, 2001 included an impairment charge of $1.1 million, as the market value of these securities fell significantly below the company’s original cost basis and management believed that recovery in the near term was unlikely. The following table summarizes the fair value (based on the quoted market price), gross unrealized gains and losses, and adjusted cost basis of the investment as of December 31, 2002 and 2001:

(in thousands)

December 31,	2002	2001

Adjusted cost basis	151	151
Gross unrealized gain	106	476

Fair value	$257	$627

OWENS & MINOR 2002 ANNUAL REPORT

Note 7—Accounts Payable

Accounts payable balances were $259.6 million and $286.7 million as of December 31, 2002 and 2001, of which $219.6 million and $259.7 million were trade accounts payable, and $40.0 million and $27.0 million were drafts payable. Drafts payable are checks written in excess of bank balances, to be funded upon clearing the bank.

Note 8—Debt

The company’s long-term debt consists of the following:

(in thousands)

December 31,	2002		2001

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

8.5% Senior Subordinated Notes, $200 million par value, mature July 2011	$212,285	$213,250	$203,449	$210,000
Revolving Credit Facility with interest based on London Interbank Offered Rate (LIBOR), Federal Funds or Prime Rate, expires April 2005, credit limit of $150,000	27,900	27,900	–	–

Long-term debt	$240,185	$241,150	$203,449	$210,000

In July 2001, the company issued $200.0 million of 8.5% Senior Subordinated 10-year notes (2011 Notes) which mature on July 15, 2011. Interest on the 2011 Notes is payable semi-annually on January 15 and July 15, beginning January 15, 2002. The 2011 Notes are redeemable on or after July 15, 2006, at the company’s option, subject to certain restrictions. The 2011 Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company, other than O&M Funding Corp. (OMF) and Owens & Minor Trust I. Under these guarantees, the guarantor subsidiaries would be required to pay up to the full balance of the debt in the event of default of Owens & Minor, Inc. The net proceeds from the 2011 Notes were used to retire the 10.875% Senior Subordinated 10-year Notes due in 2006 (2006 Notes) and to reduce the amount of outstanding financing under the company’s off balance sheet receivables financing facility.

The early retirement of the 2006 Notes resulted in an extraordinary loss of $7.1 million, consisting of $8.4 million of retirement premiums, a $3.2 million write-off of debt issuance costs, $0.2 million of fees, and an income tax benefit of $4.7 million.

In April 2002, the company replaced its revolving credit facility with a new agreement expiring in April 2005. The credit limit of the new facility is $150.0 million, and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate. Under the new facility, the company is charged a commitment fee of between 0.30% and 0.40% on the unused portion of the facility, and a utilization fee of 0.25% if borrowings exceed $75.0 million. The terms of the new agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

OWENS & MINOR 2002 ANNUAL REPORT

Net interest expense includes finance charge income of $4.2 million, $4.5 million and $5.3 million in 2002, 2001 and 2000. Finance charge income represents payments from customers for past due balances on their accounts. Cash payments for interest during 2002, 2001 and 2000 were $14.9 million, $10.8 million and $16.5 million.

The estimated fair value of long term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. The annual maturities of long-term debt for the five years subsequent to December 31, 2002 are: $0 in 2003 and 2004, $27.9 million in 2005, and $0 in 2006 and 2007.

Note 9—Off Balance Sheet Receivables Financing Facility

In April 2002, the company replaced its off balance sheet receivables financing facility (Receivables Financing Facility) with a new agreement expiring in April 2005. Under the terms of the new facility, O&M Funding is entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The terms of the new agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. The company continues to service the receivables that are transferred under the facility on behalf of the purchasers at estimated market rates. Accordingly, the company has not recognized a servicing asset or liability.

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

At December 31, 2002, there were no receivables sold under the Receivables Financing Facility. At December 31, 2001, net accounts receivable of $70.0 million had been sold under the previous agreement and, as a result, were excluded from the consolidated balance sheet.

Note 10—Derivative Financial Instruments

The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. In July 2001, the company entered into interest rate swap agreements of $100.0 million notional amounts that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were designated as fair value hedges of a portion of the company’s 2011 Notes and, as the terms of the swaps are identical to the terms of the Notes, qualify for an assumption of no ineffectiveness under the provisions of SFAS 133. Under these agreements, expiring in July 2011, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 8.50%. Previously, the company had similar interest rate swap agreements of $100.0 million notional amounts that were designated as fair value hedges of a portion of the company’s 2006 Notes, which were cancelled by their respective counterparties on May 28, 2001. Under these agreements, the company paid the counterparties a variable rate based on LIBOR and the counterparties paid the company a fixed interest rate ranging from 7.35% to 7.38%.

OWENS & MINOR 2002 ANNUAL REPORT

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2002 and 2001 was $11.6 million and $3.4 million. The fair value of the swaps are recorded in other assets on the consolidated balance sheet.

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

In 2002, the company announced a repurchase plan for a combination of its common stock and its Securities. Under the plan, the company repurchased 137,000 shares of Securities resulting in an extraordinary gain of $50 thousand, net of tax. The estimated fair value, based on quoted market prices, and carrying amount of the Securities were $123.3 million and $125.2 million at December 31, 2002 and $130.0 million and $132.0 million at December 31, 2001. As of December 31, 2002 and 2001, the company had accrued $1.1 million and $1.2 million of distributions related to the Securities.

Note 12—Stock-based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 2002, approximately 1.1 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans generally vest over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 2002, there were no SARs outstanding.

OWENS & MINOR 2002 ANNUAL REPORT

The company has a Management Equity Ownership Program. This program requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. The company also has an Annual Incentive Plan. Under the plan, certain employees may be awarded restricted stock based on achievement of pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. In 2002, 2001 and 2000, the company issued 53 thousand, 72 thousand and 117 thousand shares of restricted stock, at weighted-average market values of $19.21, $15.79 and $8.63. Amortization of unearned compensation for restricted stock awards was approximately $953 thousand, $774 thousand and $693 thousand for 2002, 2001 and 2000.

The following table summarizes the activity and terms of outstanding options at December 31, 2002, and for each of the years in the three-year period then ended:

(in thousands, except per share data)

	2002		2001		2000

	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price

Options outstanding at beginning of year	2,219	$13.46	2,503	$12.82	2,448	$13.75
Granted	378	15.26	480	16.03	500	8.73
Exercised	(219)	12.51	(696)	13.01	(358)	13.57
Expired/cancelled	(7)	14.64	(68)	11.56	(87)	12.38

Outstanding at end of year	2,371	$13.83	2,219	$13.46	2,503	$12.82
Exercisable options at end of year	1,642	$13.68	1,413	$13.56	1,655	$13.75

OWENS & MINOR 2002 ANNUAL REPORT

At December 31, 2002, the following option groups were outstanding:

(in thousands, except per share data)

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

$ 8.31—11.94	393	$8.86	6.73	275	$9.10	6.57
$ 12.69—14.69	853	$13.73	4.87	853	$13.73	4.87
$ 14.90—19.95	1,125	$15.65	4.76	514	$16.06	3.66

	2,371	$13.83	5.13	1,642	$13.68	4.78

Note 13—Retirement Plans

Savings and Retirement Plan.  The company maintains a voluntary 401(k) Savings and Retirement Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary. This contribution can be increased at the company’s discretion. The company incurred approximately $3.1 million, $3.0 million and $2.7 million of expenses related to this plan in 2002, 2001 and 2000.

Pension Plan.  The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. As of December 31, 2002, plan assets consist primarily of equity securities, including 34 thousand shares of the company’s common stock, and U.S. Government securities.

Retirement Plan.  The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation.

OWENS & MINOR 2002 ANNUAL REPORT

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)

	Pension Plan		Retirement Plan

December 31,	2002	2001	2002	2001

Change in benefit obligation

Benefit obligation, beginning of year	$22,668	$23,053	$14,717	$11,519
Service cost	–	193	599	567
Interest cost	1,599	1,518	1,055	878
Actuarial loss (gain)	1,890	(965)	2,340	1,994
Benefits paid	(1,080)	(1,131)	(243)	(241)

Benefit obligation, end of year	$25,077	$22,668	$18,468	$14,717

Change in plan assets
Fair value of plan assets, beginning of year	$21,454	$24,764	$–	$–
Actual return on plan assets	(3,177)	(2,179)	–	–
Employer contribution	–	–	243	241
Benefits paid	(1,080)	(1,131)	(243)	(241)

Fair value of plan assets, end of year	$17,197	$21,454	$–	$–

Funded status
Funded status at December 31	$(7,880)	$(1,214)	$(18,468)	$(14,717)
Unrecognized net actuarial loss	9,876	3,050	5,898	3,767
Unrecognized prior service cost	–	–	2,691	2,972
Unrecognized net transition obligation	–	–	–	41

Net amount recognized	$1,996	$1,836	$(9,879)	$(7,937)

Amounts recognized in the consolidated balance sheets
Accrued benefit cost	$(7,880)	$(1,214)	$(13,416)	$(10,981)
Intangible asset	–	–	2,691	3,013
Accumulated other comprehensive loss	9,876	3,050	846	31

Net amount recognized	$1,996	$1,836	$(9,879)	$(7,937)

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)

Year ended December 31,	2002	2001	2000

Service cost	$599	$760	$690
Interest cost	2,654	2,396	2,144
Expected return on plan assets	(1,759)	(2,130)	(2,026)
Amortization of prior service cost	281	282	133
Amortization of transition obligation	41	41	41
Recognized net actuarial loss	209	56	2

Net periodic pension cost	$2,025	$1,405	$984

OWENS & MINOR 2002 ANNUAL REPORT

The weighted average discount rate, rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations and the expected long-term rate of return on plan assets were assumed to be 6.75%, 5.5% and 7.0% in 2002 and 7.25%, 5.5% and 8.5% in 2001.

Note 14—Income Taxes

The income tax provision consists of the following:

(in thousands)

Year ended December 31,	2002	2001	2000

Current tax provision:
Federal	$33,610	$18,974	$23,604
State	5,372	4,232	4,761

Total current provision	38,982	23,206	28,365

Deferred tax provision (benefit):
Federal	(7,181)	9,859	(1,131)
State	(821)	1,409	(162)

Total deferred provision (benefit)	(8,002)	11,268	(1,293)

Total income tax provision	$30,980	$34,474	$27,072

A reconciliation of the federal statutory rate to the company’s effective income tax rate is shown below:

Year ended December 31,	2002	2001	2000

Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.7	4.8	5.5
Provision for tax contingencies	–	11.1	–
Nondeductible goodwill amortization	–	2.4	2.5
Other, net	0.9	0.1	2.0

Effective income tax rate	39.6%	53.4%	45.0%

OWENS & MINOR 2002 ANNUAL REPORT

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

Year ended December 31,	2002	2001

Deferred tax assets:
Allowances for losses on accounts and notes receivable	$1,844	$2,118
Accrued liabilities not currently deductible	6,518	3,919
Employee benefit plans	10,952	6,051
Restructuring expenses	356	708
Property and equipment	1,113	970
Other	1,543	1,152

Total deferred tax assets	22,326	14,918

Deferred tax liabilities:
Merchandise inventories	28,540	34,218
Goodwill	4,322	2,839
Computer software	3,741	3,653
Other	2,142	1,726

Total deferred tax liabilities	38,745	42,436

Net deferred tax liability	$(16,419)	$(27,518)

Cash payments for income taxes for 2002, 2001, and 2000 were $34.4 million, $23.5 million, and $23.8 million.

In August 2000, the company received notice from the Internal Revenue Service (IRS) that it has disallowed certain prior year deductions for interest on loans associated with the company’s corporate-owned life insurance (COLI) program for the years 1995 to 1998. Management believes that the company has complied with the tax law as it relates to its COLI program, and has filed an appeal with the Internal Revenue Service. However, several cases involving other corporations’ COLI programs have been decided in favor of the IRS, and consequently, the climate has become less favorable to taxpayers with respect to these programs. As a result, an income tax provision for the estimated liability of $7.2 million for taxes and interest was recorded in 2001 as management had concluded that it is probable that the company will not achieve a favorable resolution of this matter. Management is continuing negotiations with the IRS to settle liabilities related to its COLI program.

OWENS & MINOR 2002 ANNUAL REPORT

Note 15—Income Per Common Share Before Extraordinary Item

The following sets forth the computation of income per basic and diluted common share before extraordinary item:

(in thousands, except per share data)

Year ended December 31,	2002	2001	2000

Numerator:
Numerator for income per basic common share before extraordinary item—income before extraordinary item	$47,217	$30,103	$33,088
Distributions on convertible mandatorily redeemable preferred securities, net of taxes	4,220	4,257	3,902

Numerator for income per diluted common share before extraordinary item—income before extraordinary item after assumed conversions	$51,437	$34,360	$36,990

Denominator:
Denominator for income per basic common share before extraordinary item—weighted average shares	33,799	33,368	32,712
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	6,383	6,400	6,400
Stock options and restricted stock	516	619	341

Denominator for income per diluted common share before extraordinary item—adjusted weighted average shares and assumed conversions	40,698	40,387	39,453

Income per basic common share before extraordinary item	$1.40	$0.90	$1.01

Income per diluted common share before extraordinary item	$1.26	$0.85	$0.94

During the years ended December 31, 2002, 2001 and 2000, outstanding options to purchase approximately 65 thousand, 27 thousand and 1.6 million common shares were excluded from the calculation of income per diluted common share before extraordinary items because their exercise price exceeded the average market price of the common stock for the year. Subsequent to December 31, 2002, the company repurchased common stock and mandatorily redeemable preferred securities under a previously announced repurchase plan. See Note 20.

OWENS & MINOR 2002 ANNUAL REPORT

Note 16—Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss consist of the following:

(in thousands)

	Unrealized Gain/(Loss) on Investment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

Balance December 31, 2000	$(628)	$–	$(628)
2001 change, gross	1,523	(3,081)	(1,558)
Income tax benefit (expense)	(609)	1,233	624

Balance December 31, 2001	286	(1,848)	(1,562)
2002 change, gross	(370)	(7,641)	(8,011)
Income tax benefit	148	2,948	3,096

Balance December 31, 2002	$64	$(6,541)	$(6,477)

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

Note 18—Commitments and Contingencies

The company has a commitment through July 31, 2009 to outsource its information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable for convenience after August 1, 2005 with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable is $9.1 million after the third contract year, which ends July 31, 2005. The termination fee declines each year to $2.3 million at the end of the sixth contract year, which ends July 31, 2008.

OWENS & MINOR 2002 ANNUAL REPORT

Assuming no early termination of the contract, the fixed and determinable portion of the obligations under this agreement is $29.7 million per year from 2003 through 2007, and $47.0 million for the period thereafter, totaling $195.4 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services provided by the vendor that were included in these base fees.

In 2002, the company gave notice of cancellation to its previous vendor for mainframe computer services. The company is obligated under this previous contract to pay for termination fees and mainframe computer services through February 2003. As of December 31, 2002, the company is obligated to pay $2.9 million in 2003 for termination fees. The termination fees were included in selling, general and administrative expense in 2002. At December 31, 2002, the company is also obligated to pay $1.3 million to this vendor for mainframe computer services in 2003.

The company has a non-cancelable agreement through September 2004 to receive support and upgrades for certain computer software. Future minimum annual payments under this agreement for 2003 and 2004 are $0.5 million and $0.4 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to six years. At December 31, 2002, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)

Total

2003	$24,021
2004	18,928
2005	13,909
2006	8,535
2007	4,266
Later years	2,554

Total minimum payments	$72,213

Rent expense for all operating leases for the years ended December 31, 2002, 2001, and 2000 was $32.9 million, $31.1 million, and $28.1 million.

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

OWENS & MINOR 2002 ANNUAL REPORT

Net sales to member hospitals under contract with Novation totaled $2.0 billion in 2002, $1.9 billion in 2001 and $1.8 billion in 2000, approximately 50%, 51% and 51% of the company’s net sales. As members of a group purchasing organization, Novation members have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. Net sales to member hospitals under contract with Broadlane totaled $0.5 billion in 2002 and $0.4 billion in 2001, approximately 14% and 11% of the company’s net sales.

Note 19—Legal Proceedings

As of December 31, 2002, approximately 191 lawsuits (the Lawsuits), seeking compensatory and punitive damages, in most cases of an unspecified amount, have been filed in various federal and state courts against the company, product manufacturers, and other distributors and sellers of natural rubber latex products. The company has obtained dismissal or summary judgment in 109 cases, including 38 dismissals in 2002. The existing Lawsuits allege injuries arising from the use of latex products, principally medical gloves. The company may be named as a defendant in additional, similar lawsuits in the future although only two new Lawsuits of this type were served on the company in the past twelve months. In the course of its medical supply business, the company has distributed latex products, including medical gloves, but it does not, nor has it ever manufactured any latex products. The company has tendered the defense of the Lawsuits to manufacturer defendants whose gloves were distributed by the company. Manufacturers or their insurers have agreed to indemnify and assume the defense of the company in a total of eleven (11) Lawsuits. The company will continue to vigorously pursue indemnification from latex product manufacturers. The company’s insurers are paying all costs of defense in the Lawsuits, and the company believes that future defense costs and any potential liability should be adequately covered by the insurance, subject to policy limits and insurer solvency. Most of the Lawsuits that were scheduled for trial have been dismissed on summary judgment. The company believes that the likelihood of a material loss to the company with respect to the Lawsuits is remote.

The company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of legal actions cannot be predicted with certainty, management believes the outcome of these proceedings will not have a material adverse effect on the company’s financial condition or results of operations.

Note 20—Subsequent Event

In November 2002, the company announced a repurchase plan for a combination of its common stock and its $2.6875 Term Convertible Securities, Series A (Securities). Between January 1 and February 24, 2003, the company repurchased 661,500 shares of common stock and 250,000 shares of Securities under this plan. Each share of the Securities is convertible to 2.4242 shares of common stock.

Note 21—Condensed Consolidating Financial Information

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

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$–	$3,959,781	$–	$–	$3,959,781
Cost of goods sold	–	3,539,911	–	–	3,539,911

Gross margin	–	419,870	–	–	419,870

Selling, general and administrative expenses	3	303,916	3,096	–	307,015
Depreciation and amortization	–	15,926	–	–	15,926
Interest expense (income), net	(14,651)	37,627	(12,573)	–	10,403
Intercompany dividend income	(44,999)	–	–	44,999	–
Discount on accounts receivable securitization	–	13	1,769	–	1,782
Distributions on mandatorily redeemable preferred securities	–	–	7,034	–	7,034
Restructuring credit	–	(487)	–	–	(487)

Total expenses	(59,647)	356,995	(674)	44,999	341,673

Income before income taxes and extraordinary item	59,647	62,875	674	(44,999)	78,197
Income tax provision	5,730	24,595	655	–	30,980

Income before extraordinary item	53,917	38,280	19	(44,999)	47,217
Extraordinary item, net of tax	50	–	–	–	50

Net income	$53,967	$38,280	$19	$(44,999)	$47,267

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$–	$3,814,994	$–	$–	$3,814,994
Cost of goods sold	–	3,406,758	–	–	3,406,758

Gross margin	–	408,236	–	–	408,236

Selling, general and administrative expenses	–	296,072	735	–	296,807
Depreciation and amortization	–	16,495	–	–	16,495
Amortization of goodwill	–	5,974	–	–	5,974
Interest expense (income), net	1,849	29,998	(18,484)	–	13,363
Intercompany dividend income	(127,857)	–	–	127,857	–
Discount on accounts receivable securitization	–	13	4,317	–	4,330
Impairment loss on investment	1,071	–	–	–	1,071
Distributions on mandatorily redeemable preferred securities	–	–	7,095	–	7,095
Restructuring credit	–	(1,476)	–	–	(1,476)

Total expenses	(124,937)	347,076	(6,337)	127,857	343,659

Income before income taxes and extraordinary item	124,937	61,160	6,337	(127,857)	64,577
Income tax provision (benefit)	(1,005)	32,677	2,802	–	34,474

Income before extraordinary item	125,942	28,483	3,535	(127,857)	30,103
Extraordinary item, net of tax benefit	(7,068)	–	–	–	(7,068)

Net income	$118,874	$28,483	$3,535	$(127,857)	$23,035

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2000	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$–	$3,503,583	$–	$–	$3,503,583
Cost of goods sold	–	3,127,911	–	–	3,127,911

Gross margin	–	375,672	–	–	375,672

Selling, general and administrative expenses	137	266,684	1,384	–	268,205
Depreciation and amortization	–	15,527	–	–	15,527
Amortization of goodwill	–	5,988	–	–	5,988
Interest expense (income), net	9,965	25,217	(22,616)	–	12,566
Discount on accounts receivable securitization	–	15	6,866	–	6,881
Distributions on mandatorily redeemable preferred securities	–	–	7,095	–	7,095
Restructuring credit	–	(750)	–	–	(750)

Total expenses	10,102	312,681	(7,271)	–	315,512

Income (loss) before income taxes	(10,102)	62,991	7,271	–	60,160
Income tax provision (benefit)	(4,445)	27,841	3,676	–	27,072

Net income (loss)	$(5,657)	$35,150	$3,595	$–	$33,088

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$1,244	$2,116	$1	$–	$3,361
Accounts and notes receivable, net	–	3,592	351,264	–	354,856
Merchandise inventories	–	351,835	–	–	351,835
Intercompany advances, net	196,804	119,253	(316,057)	–	–
Other current assets	21	19,680	–	–	19,701

Total current assets	198,069	496,476	35,208	–	729,753
Property and equipment, net	–	21,808	–	–	21,808
Goodwill, net	–	198,139	–	–	198,139
Intercompany investments	387,498	22,773	129,233	(539,504)	–
Deferred income taxes	–	3,950	–	–	3,950
Other assets, net	20,835	34,992	–	–	55,827

Total assets	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$–	$259,597	$–	$–	$259,597
Accrued payroll and related liabilities	–	12,985	–	–	12,985
Deferred income taxes	–	20,369	–	–	20,369
Other accrued liabilities	5,880	44,717	1,182	–	51,779

Total current liabilities	5,880	337,668	1,182	–	344,730
Long-term debt	240,185	–	–	–	240,185
Intercompany long-term debt	129,233	188,890	–	(318,123)	–
Other liabilities	–	27,975	–	–	27,975

Total liabilities	375,298	554,533	1,182	(318,123)	612,890

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	–	–	125,150	–	125,150

Shareholders’ equity
Common stock	68,226	–	5,583	(5,583)	68,226
Paid-in capital	30,134	199,797	16,001	(215,798)	30,134
Retained earnings	132,680	30,349	16,525	–	179,554
Accumulated other comprehensive income (loss)	64	(6,541)	–	–	(6,477)

Total shareholders’ equity	231,104	223,605	38,109	(221,381)	271,437

Total liabilities and shareholders’ equity	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$507	$445	$1	$–	$953
Accounts and notes receivable, net	–	–	264,235	–	264,235
Merchandise inventories	–	389,504	–	–	389,504
Intercompany advances, net	173,802	58,161	(231,963)	–	–
Other current assets	17	24,743	–	–	24,760

Total current assets	174,326	472,853	32,273	–	679,452
Property and equipment, net	–	25,257	–	–	25,257
Goodwill, net	–	198,324	–	–	198,324
Intercompany investments	342,497	15,001	136,083	(493,581)	–
Other assets, net	13,708	36,110	1,002	–	50,820

Total assets	$530,531	$747,545	$169,358	$(493,581)	$953,853

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$–	$286,656	$–	$–	$286,656
Accrued payroll and related liabilities	–	12,669	–	–	12,669
Deferred income taxes	(4)	29,178	(2,020)	–	27,154
Other accrued liabilities	7,242	32,622	1,331	–	41,195

Total current liabilities	7,238	361,125	(689)	–	367,674
Long-term debt	203,449	–	–	–	203,449
Intercompany long-term debt	136,083	143,890	–	(279,973)	–
Deferred income taxes	(755)	1,147	(28)	–	364
Other liabilities	–	14,123	–	–	14,123

Total liabilities	346,015	520,285	(717)	(279,973)	585,610

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	–	–	132,000	–	132,000

Shareholders’ equity
Common stock	67,770	40,879	5,583	(46,462)	67,770
Paid-in capital	27,181	151,145	16,001	(167,146)	27,181
Retained earnings	89,279	37,084	16,491	–	142,854
Accumulated other comprehensive income (loss)	286	(1,848)	–	–	(1,562)

Total shareholders’ equity	184,516	227,260	38,075	(213,608)	236,243

Total liabilities and shareholders’ equity	$530,531	$747,545	$169,358	$(493,581)	$953,853

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating Activities
Income before extraordinary item	$53,917	$38,280	$19	$(44,999)	$47,217
Adjustments to reconcile income before extraordinary item to cash provided by (used for) operating activities:
Depreciation and amortization	–	15,926	–	–	15,926
Restructuring credit	–	(487)	–	–	(487)
Deferred income taxes	759	(10,809)	2,048	–	(8,002)
Provision for LIFO reserve	–	4,131	–	–	4,131
Provision for losses on accounts and notes receivable	–	600	2,073	–	2,673
Changes in operating assets and liabilities:
Net decrease in receivables sold	–	–	(70,000)	–	(70,000)
Accounts and notes receivable, excluding sales of receivables	–	(4,192)	(19,102)	–	(23,294)
Merchandise inventories	–	33,538	–	–	33,538
Accounts payable	–	(40,059)	–	–	(40,059)
Net change in other current assets and current liabilities	(1,399)	16,201	(134)	–	14,668
Other liabilities	–	6,534	–	–	6,534
Other, net	2,045	(154)	1,002	–	2,893

Cash provided by (used for) operating activities	55,322	59,509	(84,094)	(44,999)	(14,262)

Investing Activities
Additions to property and equipment	–	(4,815)	–	–	(4,815)
Additions to computer software	–	(4,942)	–	–	(4,942)
Investment in intercompany debt	(45,000)	–	–	45,000	–
Increase in intercompany investments, net	(1)	–	–	1	–
Other, net	–	9	–	–	9

Cash used for investing activities	(45,001)	(9,748)	–	45,001	(9,748)

Financing Activities
Payments to repurchase mandatorily redeemable preferred securities	(6,594)	–	–	–	(6,594)
Net proceeds from revolving credit facility	27,900	–	–	–	27,900
Net proceeds from issuance of intercompany debt	–	45,000	–	(45,000)	–
Change in intercompany advances	(23,002)	(61,092)	84,094	–	–
Increase in intercompany investments, net	–	1	–	(1)	–
Cash dividends paid	(10,567)	–	–	–	(10,567)
Intercompany dividends paid	–	(44,999)	–	44,999	–
Proceeds from exercise of stock options	1,992	–	–	–	1,992
Increase in drafts payable	–	13,000	–	–	13,000
Other, net	687	–	–	–	687

Cash provided by (used for) financing activities	(9,584)	(48,090)	84,094	(2)	26,418

Net increase in cash and cash equivalents	737	1,671	–	–	2,408
Cash and cash equivalents at beginning of year	507	445	1	–	953

Cash and cash equivalents at end of period	$1,244	$2,116	$1	$–	$3,361

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating Activities
Income before extraordinary item	$125,942	$28,483	$3,535	$(127,857)	$30,103
Adjustments to reconcile income before extraordinary item to cash provided by (used for) operating activities:
Depreciation and amortization	–	22,469	–	–	22,469
Restructuring credit	–	(1,476)	–	–	(1,476)
Impairment loss on investment	1,071	–	–	–	1,071
Deferred income taxes	256	10,816	196	–	11,268
Provision for LIFO reserve	–	4,264	–	–	4,264
Provision for losses on accounts and notes receivable	–	2,865	(518)	–	2,347
Changes in operating assets and liabilities:
Net decrease in receivables sold	–	–	(10,000)	–	(10,000)
Accounts and notes receivable, excluding sales of receivables	–	21,359	(16,036)	–	5,323
Merchandise inventories	–	(78,198)	–	–	(78,198)
Accounts payable	–	10,049	–	–	10,049
Net change in other current assets and current liabilities	10,236	(10,112)	(76)	–	48
Other liabilities	–	1,053	–	–	1,053
Other, net	3,100	195	25	–	3,320

Cash provided by (used for) operating activities	140,605	11,767	(22,874)	(127,857)	1,641

Investing Activities
Additions to property and equipment	–	(10,147)	–	–	(10,147)
Additions to computer software	–	(6,686)	–	–	(6,686)
Investment in intercompany debt	(143,890)	–	–	143,890	–
Decrease in intercompany investment	15,030	–	–	(15,030)	–
Other, net	–	139	(997)	–	(858)

Cash used for investing activities	(128,860)	(16,694)	(997)	128,860	(17,691)

Financing Activities
Net proceeds from issuance of long-term debt	194,331	–	–	–	194,331
Payments to retire long-term debt	(158,594)	–	–	–	(158,594)
Net payments on revolving credit facility	(2,200)	–	–	–	(2,200)
Net proceeds from issuance of intercompany debt	–	143,890	–	(143,890)	–
Change in intercompany advances	(44,355)	21,484	22,871	–	–
Increase (decrease) in intercompany investments, net	–	(16,030)	1,000	15,030	–
Cash dividends paid	(9,182)	–	–	–	(9,182)
Intercompany dividends paid	–	(127,857)	–	127,857	–
Proceeds from exercise of stock options	8,255	–	–	–	8,255
Decrease in drafts payable	–	(14,900)	–	–	(14,900)
Other, net	–	(1,333)	–	–	(1,333)

Cash provided by (used for) financing activities	(11,745)	5,254	23,871	(1,003)	16,377

Net increase in cash and cash equivalents	–	327	–	–	327
Cash and cash equivalents at beginning of year	507	118	1	–	626

Cash and cash equivalents at end of period	$507	$445	$1	$–	$953

OWENS & MINOR 2002 ANNUAL REPORT

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2000	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating Activities
Net income (loss)	$(5,657)	$35,150	$3,595	$–	$33,088
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	–	21,515	–	–	21,515
Restructuring credit	–	(750)	–	–	(750)
Deferred income taxes	(619)	(205)	(469)	–	(1,293)
Provision for LIFO reserve	–	2,973	–	–	2,973
Provision for losses on accounts and notes receivable	–	2,090	(170)	–	1,920
Changes in operating assets and liabilities:
Net decrease in receivables sold	–	–	(25,612)	–	(25,612)
Accounts and notes receivable, excluding sales of receivables	–	85,774	(97,060)	–	(11,286)
Merchandise inventories	–	23,935	–	–	23,935
Accounts payable	–	(14,783)	–	–	(14,783)
Net change in other current assets and current liabilities	346	8,876	(296)	–	8,926
Other liabilities	–	708	–	–	708
Other, net	3,191	(564)	1,187	–	3,814

Cash provided by (used for) operating activities	(2,739)	164,719	(118,825)	–	43,155

Investing Activities
Additions to property and equipment	–	(8,002)	(3)	–	(8,005)
Additions to computer software	–	(11,622)	–	–	(11,622)
Other, net	(155)	3	–	–	(152)

Cash used for investing activities	(155)	(19,621)	(3)	–	(19,779)

Financing Activities
Net payments on revolving credit facility	(20,400)	–	–	–	(20,400)
Change in intercompany advances	27,868	(146,693)	118,825	–	–
Cash dividends paid	(8,156)	–	–	–	(8,156)
Proceeds from exercise of stock options	4,837	–	–	–	4,837
Increase in drafts payable	–	2,800	–	–	2,800
Other financing, net	(1,255)	(1,245)	–	–	(2,500)

Cash provided by (used for) financing activities	2,894	(145,138)	118,825	–	(23,419)

Net decrease in cash and cash equivalents	–	(40)	(3)	–	(43)
Cash and cash equivalents at beginning of year	507	158	4	–	669

Cash and cash equivalents at end of period	$507	$118	$1	$–	$626

OWENS & MINOR 2002 ANNUAL REPORT

Independent Auditors’ Report

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Richmond, Virginia

January 29, 2003, except as to Note 20, which is as of February 24, 2003

Report of Management

The management of Owens & Minor, Inc. is responsible for the preparation, integrity and objectivity of the consolidated financial statements and related information presented in this annual report. The consolidated financial statements were prepared in conformity with generally accepted accounting principles and include, when necessary, the best estimates and judgments of management.

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

/s/ G. Gilmer Minor, III	/s/ Jeffrey Kaczka

G. Gilmer Minor, III Chairman & Chief Executive Officer	Jeffrey Kaczka Senior Vice President & Chief Financial Officer

OWENS & MINOR 2002 ANNUAL REPORT

Quarterly Financial Information

(in thousands, except per share data)

	2002

Quarters	1st	2nd(1)	3rd(2)	4th(3)

Net sales	$966,683	$979,557	$992,453	$1,021,088

Gross margin	103,031	103,417	105,127	108,295

Income before extraordinary item	10,820	11,479	10,737	14,181

Net income	10,820	11,479	10,737	14,231

Per common share:
Income before extraordinary item
Basic	$0.32	$0.34	$0.32	$0.42
Diluted	0.29	0.31	0.29	0.37
Net income
Basic	$0.32	$0.34	$0.32	$0.42
Diluted	0.29	0.31	0.29	0.38
Dividends	0.07	0.08	0.08	0.08

Market price
High	$20.30	$20.90	$19.74	$17.35
Low	17.90	18.05	13.27	13.00

	2001

Quarters	1st	2nd(4)	3rd(5)	4th

Net sales	$924,508	$953,531	$968,230	$968,725

Gross margin	98,883	100,721	103,068	105,564

Income before extraordinary item	7,711	9,423	1,697	11,272

Net income (loss)	7,711	9,423	(5,371)	11,272

Per common share:
Income before extraordinary item
Basic	$0.23	$0.28	$0.05	$0.34
Diluted	0.22	0.26	0.05	0.30
Net income (loss)
Basic	$0.23	$0.28	$(0.16)	$0.34
Diluted	0.22	0.26	(0.16)	0.30
Dividends	0.0625	0.07	0.07	0.07

Market price
High	$17.75	$21.00	$21.69	$20.90
Low	13.92	15.97	16.24	17.01

(1)	In the second quarter of 2002, the company reduced the restructuring accrual by $0.2 million, or $0.1 million net of tax. See Note 3 to the Consolidated Financial Statements.
(2)	In the third quarter of 2002, the company recorded a charge of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services.
(3)	In the fourth quarter of 2002, the company reduced the restructuring accrual by $0.3 million, or $0.2 million net of tax, and recorded an extraordinary gain on the repurchase of mandatorily redeemable preferred securities of $50 thousand, net of tax. See Notes 3 and 11 to the Consolidated Financial Statements.
(4)	In the second quarter of 2001, the company reduced the restructuring accrual by $1.5 million, or $0.8 million net of tax. See Note 3 to the Consolidated Financial Statements.
(5)	In the third quarter of 2001, the company recorded an impairment loss of $1.1 million on an investment in marketable equity securities, a contingency provision for income tax assessments of $7.2 million, and an extraordinary loss on early retirement of debt of $7.1 million, net of tax benefit. See Notes 6, 8 and 14 to the Consolidated Financial Statements.

OWENS & MINOR 2002 ANNUAL REPORT

Corporate Information

Annual Meeting

The annual meeting of Owens & Minor, Inc.’s shareholders will be held on Thursday, April 24, 2003, at The Virginia Historical Society, 428 North Boulevard,  Richmond, Virginia.

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

Receive and Deliver Department

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

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 2002, there were approximately 13,100 common shareholders.

Press Releases

Owens & Minor, Inc.’s press releases are available

at www.prnewswire.com or at www.owens-minor.com.

Communications and Investor Relations

804-747-9794

Information for Investors

The company files annual, quarterly and current reports, information statements and other information with the SEC. The public may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The address of the company’s Internet website is www.owens-minor.com. Through a link to the SEC’s Internet site on the Investor Relations portion of our Internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in Owens & Minor, Inc. securities. This information is available as soon as the filing is accepted by the SEC.

OWENS & MINOR 2002 ANNUAL REPORT

68

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2003.

OWENS & MINOR, INC.

/s/ G. Gilmer Minor, III

G. Gilmer Minor, III

Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 11th day of March 2003 and in the capacities indicated.

/s/ G. Gilmer Minor, III G. Gilmer Minor, III	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jeffrey Kaczka Jeffrey Kaczka	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Olwen B. Cape Olwen B. Cape	Vice President and Controller (Principal Accounting Officer)

/s/ A. Marshall Acuff, Jr. A. Marshall Acuff, Jr.	Director

/s/ Henry A. Berling Henry A. Berling	Director

/s/ Josiah Bunting, III Josiah Bunting, III	Director

/s/ John T. Crotty John T. Crotty	Director

/s/ James B. Farinholt, Jr. James B. Farinholt, Jr.	Director

/s/ Vernard W. Henley Vernard W. Henley	Director

/s/ Peter S. Redding Peter S. Redding	Director

/s/ James E. Rogers James E. Rogers	Director

/s/ James E. Ukrop James E. Ukrop	Director

/s/ Anne Marie Whittemore Anne Marie Whittemore	Director

OWENS & MINOR 2002 ANNUAL REPORT

I, G. Gilmer Minor III, certify that:

1.	I have reviewed this annual report on Form 10-K of Owens & Minor, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ G. Gilmer Minor III

G. Gilmer Minor III Chief Executive Officer

OWENS & MINOR 2002 ANNUAL REPORT

I, Jeffrey Kaczka, certify that:

1.	I have reviewed this annual report on Form 10-K of Owens & Minor, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Jeffrey Kaczka
Jeffrey Kaczka Chief Financial Officer

OWENS & MINOR 2002 ANNUAL REPORT

INDEX TO EXHIBITS

DESCRIPTION

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)

3.2	Amended and Restated Bylaws of the Company

4.1

Amended and Restated Rights Agreement dated as of May 10, 1994 between Owens & Minor, Inc. and Bank of New York, as successor Rights Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

4.2

Credit Agreement dated as of April 30, 2002 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, Lehman Brothers Inc. and The Bank of New York, as Documentation Agents, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended March 31, 2002)

4.3

Junior Subordinated Debentures Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.1)

4.4

First Supplemental Indenture dated as of May 13, 1998 between Owens & Minor, Inc. and The First National Bank of Chicago (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.2)

4.5

Registration Rights Agreement dated as of May 13, 1998 between Owens & Minor, Inc. and J.P. Morgan Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch & Co. (incorporated herein by reference to the Company’s Registration Statement on Form S-3, Registration No. 333-58665, Exhibit 4.3)

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

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. Management Equity Ownership Program, as amended effective October 21, 2002*

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

10.6

Amended and Restated Owens & Minor, Inc. 1993 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1996)*

10.7

The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

10.8

Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.9

Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.10

Receivables Purchase Agreement dated as of April 30, 2002 among O&M Funding Corp., Owens & Minor Medical, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Blue Keel Funding, L.L.C., Fleet Bank, N.A., and Fleet Securities, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2002)

10.11

Receivables Sale Agreement dated as of April 30, 2002 among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc. and O&M Funding Corp. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2002)

10.12

Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10, for the quarter ended September 30, 2001)**

11.1

Calculation of Income per Common Share before Extraordinary Item Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15—Income per Common Share before Extraordinary Item

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