Form 10-Q
period 2003-03-31
OWENS & MINOR INC/VA/
filed 2003-05-13
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2003, was 33,611,394 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net sales	$1,017,969	$966,683
Cost of goods sold	909,659	863,652

Gross margin	108,310	103,031

Selling, general and administrative expenses	78,860	75,724
Depreciation and amortization	3,981	3,981
Interest expense, net	2,566	2,928
Discount on accounts receivable securitization	204	439
Distributions on mandatorily redeemable preferred securities	1,496	1,774

Total expenses	87,107	84,846

Income before income taxes	21,203	18,185
Income tax provision	8,312	7,365

Net income	$12,891	$10,820

Net income per common share—basic	$0.38	$0.32

Net income per common share—diluted	$0.35	$0.29

Cash dividends per common share	$0.08	$0.07

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2003	December 31, 2002
	(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$3,390	$3,361
Accounts and notes receivable, net of allowances of $7,529 and $6,849	340,590	354,856
Merchandise inventories	370,782	351,835
Other current assets	19,203	19,701

Total current assets	733,965	729,753
Property and equipment, net of accumulated depreciation of $72,181 and $70,528	20,569	21,808
Goodwill	198,139	198,139
Other assets, net	57,904	59,777

Total assets	$1,010,577	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$306,340	$259,597
Accrued payroll and related liabilities	6,756	12,985
Other accrued liabilities	69,158	72,148

Total current liabilities	382,254	344,730
Long-term debt	224,076	240,185
Other liabilities	28,374	27,975

Total liabilities	634,704	612,890

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	104,378	125,150

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—33,554 shares and 34,113 shares	67,108	68,226
Paid-in capital	21,088	30,134
Retained earnings	189,765	179,554
Accumulated other comprehensive loss	(6,466)	(6,477)

Total shareholders’ equity	271,495	271,437

Total liabilities and shareholders’ equity	$1,010,577	$1,009,477

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Operating activities
Net income	$12,891	$10,820
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	3,981	3,981
Provision for LIFO reserve	2,700	3,180
Provision for losses on accounts and notes receivable	759	708
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	13,507	(30,688)
Net decrease in receivables sold	—	(30,000)
Merchandise inventories	(21,647)	40,822
Accounts payable	74,743	(6,594)
Net change in other current assets and current liabilities	(8,721)	(4,180)
Other liabilities	394	418
Other, net	1,481	1,425

Cash provided by (used for) operating activities	80,088	(10,108)

Investing activities
Additions to property and equipment	(690)	(1,332)
Additions to computer software	(2,080)	(837)
Other, net	4	(15)

Cash used for investing activities	(2,766)	(2,184)

Financing activities
Payments to repurchase mandatorily redeemable preferred securities	(20,412)	—
Payments to repurchase common stock	(10,884)	—
Net payments on revolving credit facility	(16,000)	—
Cash dividends paid	(2,680)	(2,382)
Proceeds from exercise of stock options	683	1,409
Increase (decrease) in drafts payable	(28,000)	13,000

Cash provided by (used for) financing activities	(77,293)	12,027

Net increase (decrease) in cash and cash equivalents	29	(265)

Cash and cash equivalents at beginning of period	3,361	953

Cash and cash equivalents at end of period	$3,390	$688

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2003 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation.

4.	Stock-based Compensation

The company uses the intrinsic value method as defined by Accounting Principles Board Opinion No. 25 to account for stock-based compensation. This method requires compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The following table presents the effect on net income and earnings per share had the company used the fair value method, as defined in Statement of Financial Accounting Standards No. (SFAS) 123, Accounting for Stock-Based Compensation, to account for stock-based compensation:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Net income	$12,891	$10,820
Add: Stock-based employee compensation expense included in reported net income, net of tax	180	145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(408)	(349)

Pro forma net income	$12,663	$10,616

Per common share—basic:
Net income, as reported	$0.38	$0.32
Pro forma net income	$0.38	$0.31
Per common share—diluted:
Net income, as reported	$0.35	$0.29
Pro forma net income	$0.34	$0.29

5.	Acquisition

In 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. The acquisition was accounted for by the purchase method. In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The following table sets forth the activity in the accrual since December 31, 2002:

	Balance at December 31, 2002	Charges	Balance at March 31, 2003
	(in thousands)
Losses under lease commitments	$115	$30	$85
Other	40	—	40

Total	$155	$30	$125

The integration of the Medix business was completed in 2001. However, the company continues to make payments under lease commitments and other obligations.

6.	Restructuring Reserve

As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge to downsize operations. In the first quarter of 2003, the company reduced the accrual by $53 thousand due to the reutilization of space that had been vacated under the plan. The following table sets forth the activity in the restructuring reserve since December 31, 2002:

	Balance at December 31, 2002	Charges	Adjustment	Balance at March 31, 2003
	(in thousands)
Losses under lease commitments	$595	$34	$(53)	$508
Asset write-offs	317	317	—	—

Total	$912	$351	$(53)	$508

7.	Comprehensive Income

The company’s comprehensive income for the three months ended March 31, 2003 and 2002 is shown in the table below:

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net income	$12,891	$10,820
Other comprehensive income—change in unrealized gain on investment, net of tax	11	(123)

Comprehensive income	$12,902	$10,697

8.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Numerator:
Numerator for basic net income per common share—net income	$12,891	$10,820
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	913	1,064

Numerator for diluted net income per common share—net income attributable to common stock after assumed conversions	$13,804	$11,884

Denominator:
Denominator for basic net income per common share—weighted average shares	33,534	33,708
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	5,575	6,400
Stock options and restricted stock	419	644

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversions	39,528	40,752

Net income per common share—basic	$0.38	$0.32
Net income per common share—diluted	$0.35	$0.29

9.	Recently Adopted Accounting Pronouncements

On January 1, 2003, the company adopted the provisions of SFAS 143, Accounting for Asset Retirement Obligations. The provisions of SFAS 143 address financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of this standard did not have a material effect on the company’s financial condition or results of operations.

On January 1, 2003, the company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of SFAS 145 address the termination of extraordinary item treatment for gains and losses on early retirement of debt. As a result, effective January 1, 2003, the company presents gains and losses on early retirement of debt within income from continuing operations. Adoption of this standard did not affect the company’s financial condition or results of operations.

On January 1, 2003, the company adopted the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 . This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on the company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For variable interests in a variable interest entity created before February 1, 2003, the Interpretation is applicable as of July 1, 2003. The application of this Interpretation did not have a material effect on the company’s financial condition or results of operations.

10.	Condensed Consolidating Financial Information

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

For the three months ended March 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)
Statements of Operations
Net sales	$—	$1,017,969	$—	$1,017,969
Cost of goods sold	—	909,659	—	909,659

Gross margin	—	108,310	—	108,310

Selling, general and administrative expenses	—	78,302	558	78,860
Depreciation and amortization	—	3,981	—	3,981
Interest expense, net	(1,105)	6,554	(2,883)	2,566
Discount on accounts receivable securitization	—	5	199	204
Distributions on mandatorily redeemable preferred securities	—	—	1,496	1,496

Total expenses	(1,105)	88,842	(630)	87,107

Income before income taxes	1,105	19,468	630	21,203
Income tax provision	434	7,631	247	8,312

Net income	$671	$11,837	$383	$12,891

For the three months ended March 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)
Statements of Operations
Net sales	$—	$966,683	$—	$966,683
Cost of goods sold	—	863,652	—	863,652

Gross margin	—	103,031	—	103,031

Selling, general and administrative expenses	—	75,323	401	75,724
Depreciation and amortization	—	3,981	—	3,981
Interest expense, net	(1,541)	7,863	(3,394)	2,928
Discount on accounts receivable securitization	—	3	436	439
Distributions on mandatorily redeemable preferred securities	—	—	1,774	1,774

Total expenses	(1,541)	87,170	(783)	84,846

Income before income taxes	1,541	15,861	783	18,185
Income tax provision	655	6,377	333	7,365

Net income	$886	$9,484	$450	$10,820

Condensed Consolidating Financial Information

March 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets
Assets

Current assets
Cash and cash equivalents	$1,321	$2,068	$1	$—	$3,390
Accounts and notes receivable, net	—	2,673	337,917	—	340,590
Merchandise inventories	—	370,782	—	—	370,782
Intercompany advances, net	145,275	157,239	(302,514)	—	—
Other current assets	5	19,198	—	—	19,203

Total current assets	146,601	551,960	35,404	—	733,965
Property and equipment, net	—	20,569	—	—	20,569
Goodwill	—	198,139	—	—	198,139
Intercompany investments	387,498	22,773	108,461	(518,732)	—
Other assets, net	19,933	37,971	—	—	57,904

Total assets	$554,032	$831,412	$143,865	$(518,732)	$1,010,577

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$—	$306,340	$—	$—	$306,340
Accrued payroll and related liabilities	—	6,756	—	—	6,756
Other accrued liabilities	2,553	65,610	995	—	69,158

Total current liabilities	2,553	378,706	995	—	382,254
Long-term debt	224,076	—	—	—	224,076
Intercompany long-term debt	108,461	188,890	—	(297,351)	—
Other liabilities	—	28,374	—	—	28,374

Total liabilities	335,090	595,970	995	(297,351)	634,704

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	104,378	—	104,378

Shareholders’ equity
Common stock	67,108	—	5,583	(5,583)	67,108
Paid-in capital	21,088	199,797	16,001	(215,798)	21,088
Retained earnings	130,671	42,186	16,908	—	189,765
Accumulated other comprehensive income (loss)	75	(6,541)	—	—	(6,466)

Total shareholders’ equity	218,942	235,442	38,492	(221,381)	271,495

Total liabilities and shareholders’ equity	$554,032	$831,412	$143,865	$(518,732)	$1,010,577

Condensed Consolidating Financial Information

December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$1,244	$2,116	$1	$—	$3,361
Accounts and notes receivable, net	—	3,592	351,264	—	354,856
Merchandise inventories	—	351,835	—	—	351,835
Intercompany advances, net	196,804	119,253	(316,057)	—	—
Other current assets	21	19,680	—	—	19,701

Total current assets	198,069	496,476	35,208	—	729,753
Property and equipment, net	—	21,808	—	—	21,808
Goodwill	—	198,139	—	—	198,139
Intercompany investments	387,498	22,773	129,233	(539,504)	—
Other assets, net	20,835	38,942	—	—	59,777

Total assets	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$259,597	$—	$—	$259,597
Accrued payroll and related liabilities	—	12,985	—	—	12,985
Other accrued liabilities	5,880	65,086	1,182	—	72,148

Total current liabilities	5,880	337,668	1,182	—	344,730
Long-term debt	240,185	—	—	—	240,185
Intercompany long-term debt	129,233	188,890	—	(318,123)	—
Other liabilities	—	27,975	—	—	27,975

Total liabilities	375,298	554,533	1,182	(318,123)	612,890

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	125,150	—	125,150

Shareholders’ equity
Common stock	68,226	—	5,583	(5,583)	68,226
Paid-in capital	30,134	199,797	16,001	(215,798)	30,134
Retained earnings	132,680	30,349	16,525	—	179,554
Accumulated other comprehensive income (loss)	64	(6,541)	—	—	(6,477)

Total shareholders’ equity	231,104	223,605	38,109	(221,381)	271,437

Total liabilities and shareholders’ equity	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Condensed Consolidating Financial Information

For the three months ended March 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)
Statements of Cash Flows
Operating activities
Net income	$672	$11,836	$383	$12,891
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	3,981	—	3,981
Provision for LIFO reserve	—	2,700	—	2,700
Provision for losses on accounts and notes receivable	—	206	553	759
Changes in operating assets and liabilities:
Accounts and notes receivable	—	713	12,794	13,507
Merchandise inventories	—	(21,647)	—	(21,647)
Accounts payable	—	74,743	—	74,743
Net change in other current assets and current liabilities	(3,311)	(5,223)	(187)	(8,721)
Other liabilities	—	394	—	394
Other, net	480	1,001	—	1,481

Cash provided by (used for) operating activities	(2,159)	68,704	13,543	80,088

Investing activities
Additions to property and equipment	—	(690)	—	(690)
Additions to computer software	—	(2,080)	—	(2,080)
Other, net	—	4	—	4

Cash used for investing activities	—	(2,766)	—	(2,766)

Financing activities
Payments to repurchase mandatorily redeemable preferred securities	(20,412)	—	—	(20,412)
Payments to repurchase common stock	(10,884)	—	—	(10,884)
Net payments on revolving credit facility	(16,000)	—	—	(16,000)
Change in intercompany advances	51,529	(37,986)	(13,543)	—
Cash dividends paid	(2,680)	—	—	(2,680)
Proceeds from exercise of stock options	683	—	—	683
Decrease in drafts payable	—	(28,000)	—	(28,000)

Cash provided by (used for) financing activities	2,236	(65,986)	(13,543)	(77,293)

Net increase (decrease) in cash and cash equivalents	77	(48)	—	29
Cash and cash equivalents at beginning of period	1,244	2,116	1	3,361

Cash and cash equivalents at end of period	$1,321	$2,068	$1	$3,390

Condensed Consolidating Financial Information

For the three months ended March 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)
Statements of Cash Flows
Operating activities
Net income	$886	$9,484	$450	$10,820
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	3,981	—	3,981
Provision for LIFO reserve	—	3,180	—	3,180
Provision for losses on accounts and notes receivable	—	315	393	708
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	—	(9,982)	(20,706)	(30,688)
Net decrease in receivables sold	—	—	(30,000)	(30,000)
Merchandise inventories	—	40,822	—	40,822
Accounts payable	—	(6,594)	—	(6,594)
Net change in other current assets and current liabilities	(4,586)	427	(21)	(4,180)
Other liabilities	—	418	—	418
Other, net	885	537	3	1,425

Cash provided by (used for) operating activities	(2,815)	42,588	(49,881)	(10,108)

Investing activities
Additions to property and equipment	—	(1,332)	—	(1,332)
Additions to computer software	—	(837)	—	(837)
Other, net	—	(15)	—	(15)

Cash used for investing activities	—	(2,184)	—	(2,184)

Financing activities
Change in intercompany advances	3,903	(53,784)	49,881	—
Cash dividends paid	(2,382)	—	—	(2,382)
Proceeds from exercise of stock options	1,409	—	—	1,409
Increase in drafts payable	—	13,000	—	13,000

Cash provided by (used for) financing activities	2,930	(40,784)	49,881	12,027

Net increase (decrease) in cash and cash equivalents	115	(380)	—	(265)
Cash and cash equivalents at beginning of period	507	445	1	953

Cash and cash equivalents at end of period	$622	$65	$1	$688

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2002. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

First quarter of 2003 compared with first quarter of 2002

Overview. In the first quarter of 2003, the company earned net income of $12.9 million, or $0.35 per diluted common share, compared with $10.8 million, or $0.29 per diluted common share in the first quarter of 2002. The increase in net income resulted from increased sales, reduced financing costs, improved productivity in field operations and a lower effective tax rate. The company also focused on the implementation of new strategic initiatives, launched in late 2002, by hiring new staff and marketing new services to customers. The company expects to continue to invest in these initiatives, which include the OMSolutionsSM and third-party logistics services, and Owens & Minor University, the company’s new in-house training program, throughout the year.

Net sales. Net sales increased 5% to $1.02 billion in the first quarter of 2003 from $966.7 million in the first quarter of 2002. This increase in sales resulted primarily from penetration of existing accounts.

Gross margin. Gross margin for the first quarter of 2003 was 10.6% of net sales, down from 10.7% of sales in the first quarter of 2002, but consistent with the gross margin of 10.6% reported for the full year of 2002.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses for the first quarter of 2003 were 7.7% of net sales, improved from 7.8% of net sales in the first quarter of 2002, as a result of productivity savings, partially offset by investments in strategic initiatives. The company expects to continue investing in these initiatives throughout 2003.

Financing costs. Financing costs, which include interest expense, net of finance charge collections; discount on accounts receivable securitization; and distributions on mandatorily redeemable preferred securities, totaled $4.3 million for the first quarter of 2003, compared with $5.1 million for the first quarter of 2002. Excluding collections of customer finance charges, financing costs for the first quarter were $5.4 million, a decrease of $0.5 million from the first quarter of 2002. The decrease in financing costs from the first quarter of 2002 resulted from an overall decrease in the company’s outstanding financing, including the repurchase of $27.6 million in mandatorily redeemable preferred securities and a $40 million reduction in sales of accounts receivable under the company’s off balance sheet receivables financing facility (Receivables Financing Facility) since the first quarter of 2002.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The income tax provision was $8.3 million in the first quarter of 2003 compared with $7.4 million in the same period of 2002. The effective tax rate was 39.2% for the first quarter of 2003, compared to 39.6% for the full year of 2002. This rate decrease results primarily from lower nondeductible expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity. From December 31, 2002 to March 31, 2003, the company reduced its debt from $240.2 million to $224.1 million. During this period, the company also spent $20.4 million to repurchase 415,449 shares of its $2.6875 Term Convertible Securities, Series A (Trust Preferred Securities) and $10.9 million to repurchase 661,500 shares of common stock under a $50 million repurchase plan initiated in late 2002. These repurchases, as well as the reduction of debt, were primarily funded by operating cash flows. As of March 31, 2003, the company had repurchased $27.6 million of Trust Preferred Securities and $10.9 million of common stock, for a total of $38.5 million of the $50 million authorized under the plan, which expires December 31, 2003.

In the first three months of 2003, $80.1 million of cash was provided by operating activities, compared with $10.1 million used for operating activities in the first quarter of 2002. Cash flows in the first quarter of 2003 were positively affected by the timing of payments for inventory purchases as well as strong asset management. In the first quarter of 2002, the company reduced its sales of accounts receivable under the Receivables Financing Facility, resulting in a $30 million decrease in operating cash flow. The company uses the facility as a source of short-term financing, selling receivables as needed to provide cash for operations.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2003, the company had $134.1 million of unused credit under its revolving credit facility and $225.0 million of unused financing under its Receivables Financing Facility.

Capital Expenditures. Capital expenditures were $2.8 million in the first quarter of 2003, compared to $2.2 million in the first quarter of 2002. Expenditures for computer hardware and software increased to $2.3 million from $1.4 million in the first quarter of 2002, as the company focused on upgrading its information systems. The company expects capital expenditures for 2003 to continue to run at a higher rate than in 2002 as it enhances its information systems to support its strategic initiatives.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Through March 31, 2003, there have been no material developments in any legal proceedings reported in such Annual Report.

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

OWENS & MINOR, INC.
(Registrant)

Date May 13, 2003	/S/ G. GILMER MINOR, III
G. Gilmer Minor, III Chairman and Chief Executive Officer

Date May 13, 2003	/S/ JEFFREY KACZKA
Jeffrey Kaczka Senior Vice President Chief Financial Officer

Date May 13, 2003	/S/ OLWEN B. CAPE
Olwen B. Cape Vice President & Controller Chief Accounting Officer

I, G. Gilmer Minor, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Owens & Minor, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/S/ G. GILMER MINOR, III
G. Gilmer Minor, III Chief Executive Officer

I, Jeffrey Kaczka, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Owens & Minor, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/S/ JEFFREY KACZKA
Jeffrey Kaczka Chief Financial Officer

Exhibits Filed with SEC

Exhibit #

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.