Form 10-Q
period 2003-06-30
OWENS & MINOR INC/VA/
filed 2003-08-13
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2003, was 33,759,351 shares.

Owens & Minor, Inc. and Subsidiaries

Part I.    Financial Information

Item 1.    Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$1,054,502	$979,557	$2,072,471	$1,946,240
Cost of goods sold	943,309	876,140	1,852,968	1,739,792

Gross margin	111,193	103,417	219,503	206,448
Selling, general and administrative expenses	81,112	74,894	159,972	150,618
Depreciation and amortization	3,952	3,928	7,933	7,909
Restructuring credit	—	(185)	—	(185)

Operating earnings	26,129	24,780	51,598	48,106
Interest expense, net	2,202	2,775	4,768	5,703
Discount on accounts receivable securitization	178	938	382	1,377
Distributions on mandatorily redeemable preferred securities	1,402	1,774	2,898	3,548

Income before income taxes	22,347	19,293	43,550	37,478
Income tax provision	8,759	7,814	17,071	15,179

Net income	$13,588	$11,479	$26,479	$22,299

Net income per common share-basic	$0.41	$0.34	$0.79	$0.66

Net income per common share-diluted	$0.37	$0.31	$0.72	$0.60

Cash dividends per common share	$0.09	$0.08	$0.17	$0.15

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2003	2002
Assets
Current assets
Cash and cash equivalents	$18,535	$3,361
Accounts and notes receivable, net of allowance of $7,921 and $6,849	322,314	354,856
Merchandise inventories	391,183	351,835
Other current assets	21,787	19,701

Total current assets	753,819	729,753
Property and equipment, net of accumulated depreciation of $73,444 and $70,528	20,617	21,808
Goodwill	198,139	198,139
Other assets, net	59,218	59,777

Total assets	$1,031,793	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$318,387	$259,597
Accrued payroll and related liabilities	12,225	12,985
Other accrued liabilities	69,255	72,148

Total current liabilities	399,867	344,730
Long-term debt	213,698	240,185
Other liabilities	28,831	27,975

Total liabilities	642,396	612,890

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	104,378	125,150

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares Series A; Participating Cumulative
Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—33,727 shares and 34,113 shares	67,454	68,226
Paid-in capital	23,736	30,134
Retained earnings	200,319	179,554
Accumulated other comprehensive loss	(6,490)	(6,477)

Total shareholders’ equity	285,019	271,437

Total liabilities and shareholders’ equity	$1,031,793	$1,009,477

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2003	2002
(in thousands)
Operating activities
Net income	$26,479	$22,299
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,933	7,909
Restructuring credit	—	(185)
Provision for LIFO reserve	2,870	3,460
Provision for losses on accounts and notes receivable	1,380	1,328
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	31,162	(11,260)
Net decrease in receivables sold	—	(70,000)
Merchandise inventories	(42,218)	25,188
Accounts payable	88,790	25,403
Net change in other current assets and current liabilities	(5,739)	(5,060)
Other liabilities	865	700
Other, net	3,378	2,191

Cash provided by operating activities	114,900	1,973

Investing activities
Additions to property and equipment	(2,615)	(2,600)
Additions to computer software	(5,106)	(2,654)
Other, net	25	(6)

Cash used for investing activities	(7,696)	(5,260)

Financing activities
Payments to repurchase mandatorily redeemable preferred securities	(20,412)	—
Payments to repurchase common stock	(10,884)	—
Net payments on revolving credit facility	(27,900)	—
Cash dividends paid	(5,714)	(5,110)
Proceeds from exercise of stock options	2,880	1,919
Increase (decrease) in drafts payable	(30,000)	16,500
Other, net	—	687

Cash provided by (used for) financing activities	(92,030)	13,996

Net increase in cash and cash equivalents	15,174	10,709
Cash and cash equivalents at beginning of period	3,361	953

Cash and cash equivalents at end of period	$18,535	$11,662

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2003, and the consolidated results of operations for the three and six months periods and cash flows for the six month periods ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles (GAAP).

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

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income	$13,588	$11,479	$26,479	$22,299
Add: stock-based employee compensation expense included in reported net income, net of tax	147	145	326	290
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(501)	(411)	(909)	(760)

Pro forma net income	$13,234	$11,213	$25,896	$21,829

Per common share—basic:
Net income, as reported	$0.41	$0.34	$0.79	$0.66
Pro forma net income	$0.40	$0.33	$0.77	$0.65
Per common share—diluted:
Net income, as reported	$0.37	$0.31	$0.72	$0.60
Pro forma net income	$0.36	$0.30	$0.70	$0.59

5.	Acquisition
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

(in thousands)	Balance at December 31, 2002	Charges	Balance at June 30, 2003
Losses under lease commitments	$115	$40	$75
Other	40	—	40

Total	$155	$40	$115

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
As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge to downsize operations. In the first quarter of 2003, the company reduced the accrual by $53 thousand due to the reutilization of space that had been vacated under the plan. The following table sets forth the activity in the restructuring reserve since December 31, 2002:

(in thousands)	Balance at December 31, 2002	Charges	Adjustments	Balance at June 30, 2003
Losses under lease commitments	$595	$66	$(53)	$476
Asset write-offs	317	317	—	—

Total	$912	$383	$(53)	$476

7.	Comprehensive Income
The company’s comprehensive income for the three and six months ended June 30, 2003 and 2002 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Net income	$13,588	$11,479	$26,479	$22,299
Other comprehensive income – change in unrealized gain on investment, net of tax	(24)	(86)	(13)	(209)

Comprehensive income	$13,564	$11,393	$26,466	$22,090

8.	Net Income per Common Share
The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic net income per common share – net income	$13,588	$11,479	$26,479	$22,299
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	854	1,064	1,767	2,129

Numerator for diluted net income per common share – net income attributable to common stock after assumed conversions	$14,442	$12,543	$28,246	$24,428

Denominator:
Denominator for basic net income per common share – weighted average shares	33,383	33,806	33,458	33,757
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	5,061	6,400	5,316	6,400
Stock options and restricted stock	572	645	504	645

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	39,016	40,851	39,278	40,802

Net income per common share – basic	$0.41	$0.34	$0.79	$0.66
Net income per common share – diluted	$0.37	$0.31	$0.72	$0.60

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect

Guarantees of Indebtedness to Others, an Interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The application of this Interpretation affected some disclosures, but did not have a material effect on the company’s financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For variable interests in a variable interest entity created before February 1, 2003, the Interpretation is applicable as of July 1, 2003. The application of this Interpretation did not have a material effect on the company’s financial condition or results of operations. Management does not expect these portions of this Interpretation that are not yet applicable to have a material effect on the company’s financial condition or results of operations.

10.	Subsequent Event
On August 5, 2003, the company initiated the redemption of all of the $2.6875 Term Convertible Securities, Series A (Securities) issued by Owens & Minor Trust I, a business trust owned by the company. As of August 4, 2003, there was an aggregate of 2,087,306 Securities outstanding, for an aggregate liquidation amount of $104.4 million. The redemption will occur on September 4, 2003. Prior to the close of business on September 3, 2003, each Security is convertible into 2.4242 shares of the common stock of O&M at the holder’s option. Any Securities that are not converted prior to the redemption date will be redeemed for 102.0156% of the liquidation amount of $50 per Security. If no Securities were converted, the redemption of all of the Securities would result in a loss on early retirement of debt of approximately $4.6 million, or $2.8 million net of tax, that would be recorded in the company’s financial statements for the quarter ended September 30, 2003.

11.	Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.’s 8.5% Senior Subordinated 10-year notes (Notes); and the non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information
(in thousands)

For the three months ended June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$1,054,502	$—	$—	$1,054,502
Cost of goods sold	—	943,309	—	—	943,309

Gross margin	—	111,193	—	—	111,193
Selling, general and administrative expenses	—	80,937	175	—	81,112
Depreciation and amortization	—	3,952	—	—	3,952

Operating earnings	—	26,304	(175)	—	26,129
Interest expense, net	(4,982)	9,356	(2,172)	—	2,202
Discount on accounts receivable securitization	—	5	173	—	178
Distributions on mandatorily redeemable preferred securities	—	—	1,402	—	1,402

Income before income taxes	4,982	16,943	422	—	22,347
Income tax provision	1,990	6,596	173	—	8,759

Net income	$2,992	$10,347	$249	$—	$13,588

For the three months ended June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$979,557	$—	$—	$979,557
Cost of goods sold	—	876,140	—	—	876,140

Gross margin	—	103,417	—	—	103,417
Selling, general and administrative expenses	3	73,645	1,246	—	74,894
Depreciation and amortization	—	3,928	—	—	3,928
Restructuring credit	—	(185)	—	—	(185)

Operating earnings	(3)	26,029	(1,246)	—	24,780
Interest expense, net	(4,174)	9,982	(3,033)	—	2,775
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	4	934	—	938
Distributions on mandatorily redeemable preferred securities	—	—	1,774	—	1,774

Income (loss) before income taxes	49,170	16,043	(921)	(44,999)	19,293
Income tax provision (benefit)	1,772	6,273	(231)	—	7,814

Net income (loss)	$47,398	$9,770	$(690)	$(44,999)	$11,479

Condensed Consolidating Financial Information
(in thousands)

For the six months ended June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$2,072,471	$—	$—	$2,072,471
Cost of goods sold	—	1,852,968	—	—	1,852,968

Gross margin	—	219,503	—	—	219,503
Selling, general and administrative expenses	—	159,239	733	—	159,972
Depreciation and amortization	—	7,933	—	—	7,933

Operating earnings	—	52,331	(733)	—	51,598
Interest expense, net	(6,087)	15,910	(5,055)	—	4,768
Discount on accounts receivable securitization	—	10	372	—	382
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898

Income before income taxes	6,087	36,411	1,052	—	43,550
Income tax provision	2,424	14,227	420	—	17,071

Net income	$3,663	$22,184	$632	$—	$26,479

For the six months ended June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Operations
Net sales	$—	$1,946,240	$—	$—	$1,946,240
Cost of goods sold	—	1,739,792	—	—	1,739,792

Gross margin	—	206,448	—	—	206,448
Selling, general and administrative expenses	3	148,968	1,647	—	150,618
Depreciation and amortization	—	7,909	—	—	7,909
Restructuring credit	—	(185)	—	—	(185)

Operating earnings	(3)	49,756	(1,647)	—	48,106
Interest expense, net	(5,715)	17,845	(6,427)	—	5,703
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	7	1,370	—	1,377
Distributions on mandatorily redeemable preferred securities	—	—	3,548	—	3,548

Income (loss) before income taxes	50,711	31,904	(138)	(44,999)	37,478
Income tax provision	2,427	12,650	102	—	15,179

Net income (loss)	$48,284	$19,254	$(240)	$(44,999)	$22,299

Condensed Consolidating Financial Information
(in thousands)

June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$16,449	$2,085	$1	$—	$18,535
Accounts and notes receivable, net	—	3,465	318,849	—	322,314
Merchandise inventories	—	391,183	—	—	391,183
Intercompany advances, net	124,535	158,666	(283,201)	—	—
Other current assets	38	21,749	—	—	21,787

Total current assets	141,022	577,148	35,649	—	753,819
Property and equipment, net	—	20,617	—	—	20,617
Goodwill	—	198,139	—	—	198,139
Intercompany investments	387,498	22,773	108,461	(518,732)	—
Other assets, net	21,128	38,090	—	—	59,218

Total assets	$549,648	$856,767	$144,110	$(518,732)	$1,031,793

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$318,387	$—	$—	$318,387
Accrued payroll and related liabilities	—	12,225	—	—	12,225
Other accrued liabilities	5,619	62,645	991	—	69,255

Total current liabilities	5,619	393,257	991	—	399,867
Long-term debt	213,698	—	—	—	213,698
Intercompany long-term debt	108,461	188,890	—	(297,351)	—
Other liabilities	—	28,831	—	—	28,831

Total liabilities	327,778	610,978	991	(297,351)	642,396

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	104,378	—	104,378

Shareholders’ equity
Common stock	67,454	—	5,583	(5,583)	67,454
Paid-in capital	23,736	199,797	16,001	(215,798)	23,736
Retained earnings	130,629	52,533	17,157	—	200,319
Accumulated other comprehensive income (loss)	51	(6,541)	—	—	(6,490)

Total shareholders’ equity	221,870	245,789	38,741	(221,381)	285,019

Total liabilities and shareholders’ equity	$549,648	$856,767	$144,110	$(518,732)	$1,031,793

Condensed Consolidating Financial Information

(in thousands)

December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets

Assets

Current assets
Cash and cash equivalents	$1,244	$2,116	$1	$—	$3,361
Accounts and notes receivable, net	—	3,592	351,264	—	354,856
Merchandise inventories	—	351,835	—	—	351,835
Intercompany advances, net	196,804	119,253	(316,057)	—	—
Other current assets	21	19,680	—	—	19,701

Total current assets	198,069	496,476	35,208	—	729,753
Property and equipment, net	—	21,808	—	—	21,808
Goodwill	—	198,139	—	—	198,139
Intercompany investments	387,498	22,773	129,233	(539,504)	—
Other assets, net	20,835	38,942	—	—	59,777

Total assets	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$—	$259,597	$—	$—	$259,597
Accrued payroll and related liabilities	—	12,985	—	—	12,985
Other accrued liabilities	5,880	65,086	1,182	—	72,148

Total current liabilities	5,880	337,668	1,182	—	344,730
Long-term debt	240,185	—	—	—	240,185
Intercompany long-term debt	129,233	188,890	—	(318,123)	—
Other liabilities	—	27,975	—	—	27,975

Total liabilities	375,298	554,533	1,182	(318,123)	612,890

Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	125,150	—	125,150

Shareholders’ equity
Common stock	68,226	—	5,583	(5,583)	68,226
Paid-in capital	30,134	199,797	16,001	(215,798)	30,134
Retained earnings	132,680	30,349	16,525	—	179,554
Accumulated other comprehensive income (loss)	64	(6,541)	—	—	(6,477)

Total shareholders’ equity	231,104	223,605	38,109	(221,381)	271,437

Total liabilities and shareholders’ equity	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Condensed Consolidating Financial Information

(in thousands)

For the six months ended June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows

Operating activities
Net income	$3,663	$22,184	$632	$—	$26,479
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	7,933	—	—	7,933
Provision for LIFO reserve	—	2,870	—	—	2,870
Provision for losses on accounts and notes receivable	—	657	723	—	1,380
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(530)	31,692	—	31,162
Merchandise inventories	—	(42,218)	—	—	(42,218)
Accounts payable	—	88,790	—	—	88,790
Net change in other current assets and current liabilities	(278)	(5,270)	(191)	—	(5,739)
Other liabilities	—	865	—	—	865
Other, net	1,581	1,797	—	—	3,378

Cash provided by operating activities	4,966	77,078	32,856	—	114,900

Investing activities
Additions to property and equipment	—	(2,615)	—	—	(2,615)
Additions to computer software	—	(5,106)	—	—	(5,106)
Other, net	—	25	—	—	25

Cash used for investing activities	—	(7,696)	—	—	(7,696)

Financing activities
Payments to repurchase mandatorily redeemable preferred securities	(20,412)	—	—	—	(20,412)
Payments to repurchase common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Change in intercompany advances	72,269	(39,413)	(32,856)	—	—
Cash dividends paid	(5,714)	—	—	—	(5,714)
Proceeds from exercise of stock options	2,880	—	—	—	2,880
Decrease in drafts payable	—	(30,000)	—	—	(30,000)

Cash provided by (used for) financing activities	10,239	(69,413)	(32,856)	—	(92,030)

Net increase (decrease) in cash and cash equivalents	15,205	(31)	—	—	15,174
Cash and cash equivalents at beginning of period	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of period	$16,449	$2,085	$1	$—	$18,535

Condensed Consolidating Financial Information

(in thousands)

For the six months ended June 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows

Operating activities
Net income (loss)	$48,284	$19,254	$(240)	$(44,999)	$22,299
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	—	7,909	—	—	7,909
Restructuring credit	—	(185)	—	—	(185)
Provision for LIFO reserve	—	3,460	—	—	3,460
Provision for losses on accounts and notes receivable	—	75	1,253	—	1,328
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	—	(4,165)	(7,095)	—	(11,260)
Net decrease in receivables sold	—	—	(70,000)	—	(70,000)
Merchandise inventories	—	25,188	—	—	25,188
Accounts payable	—	25,403	—	—	25,403
Net change in other current assets and current liabilities	(1,302)	(3,759)	1	—	(5,060)
Other liabilities	—	700	—	—	700
Other, net	1,026	786	379	—	2,191

Cash provided by (used for) operating activities	48,008	74,666	(75,702)	(44,999)	1,973

Investing activities
Additions to property and equipment	—	(2,600)	—	—	(2,600)
Additions to computer software	—	(2,654)	—	—	(2,654)
Investments in intercompany debt	(120,000)	—	—	120,000	—
Decrease in intercompany investment	75,001	—	—	(75,001)	—
Other, net	—	(6)	—	—	(6)

Cash used for investing activities	(44,999)	(5,260)	—	44,999	(5,260)

Financing activities
Proceeds from issuance of intercompany debt	—	120,000	—	(120,000)	—
Change in intercompany advances	10,571	(86,273)	75,702	—	—
Decrease in intercompany investment	—	(75,001)	—	75,001	—
Cash dividends paid	(5,110)	—	—	—	(5,110)
Intercompany dividends paid	—	(44,999)	—	44,999	—
Proceeds from exercise of stock options	1,919	—	—	—	1,919
Increase in drafts payable	—	16,500	—	—	16,500
Other, net	687	—	—	—	687

Cash provided by (used for) financing activities	8,067	(69,773)	75,702	—	13,996

Net increase (decrease) in cash and cash equivalents	11,076	(367)	—	—	10,709
Cash and cash equivalents at beginning of period	507	445	1	—	953

Cash and cash equivalents at end of period	$11,583	$78	$1	$—	$11,662

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

Results of Operations

Second quarter and first six months of 2003 compared with 2002

Overview.    In the second quarter of 2003, the company earned net income of $13.6 million, or $0.37 per diluted common share, compared with $11.5 million, or $0.31 per diluted common share in the second quarter of 2002. For the first six months of 2003, the company earned net income of $26.5 million compared to $22.3 million in the first six months of 2002. The increase in net income resulted from increased sales; reduced financing costs; improved productivity in field operations offset by investments in strategic initiatives; and a lower effective tax rate. Throughout the first half of 2003, the company continued the implementation of its new strategic initiatives, launched in late 2002, by hiring new staff and marketing new services to customers. Productivity improvements achieved in the core business partially offset costs associated with the implementation of these initiatives. The company expects to continue to invest in its strategic initiatives, which include the OMSolutionsSM and third-party logistics services, and Owens & Minor University, the company’s new in-house training program.

Net sales.    Net sales increased 8% to $1.05 billion in the second quarter of 2003 from $979.6 million in the second quarter of 2002. Net sales increased 6.5% to $2.07 billion in the first six months of 2003 from $1.95 billion in the comparable period of 2002. This increase in sales resulted primarily from additional sales volume with existing accounts.

Gross margin.    Gross margin for the second quarter of 2003 was 10.5% of net sales, down slightly from 10.6% of sales in the second quarter of 2002. Gross margin was 10.6% percent of sales for the first six months of 2003, consistent with the first six months of 2002. Both customer margin and margin from supplier incentives have remained consistent from year to year.

Selling, general and administrative expenses.    Selling, general and administrative (SG&A) expenses for the second quarter of 2003 were 7.7% of net sales, up from 7.6% in the second quarter of 2002. SG&A expenses for the first six months of 2003 were 7.7% of net sales, consistent with the first half of 2002. The quarter-to-quarter increase in SG&A expenses resulted from additional spending on the company’s strategic initiatives, partially offset by productivity improvements.

Financing costs.    Financing costs, which include interest expense, net of finance charge collections, discount on accounts receivable securitization, and distributions on mandatorily redeemable preferred securities, totaled $3.8 million for the second quarter of 2003, compared with $5.5 million for the second quarter of 2002. Financing costs for the second quarter of 2002 included $0.7 million of fees associated with a new accounts receivable financing facility and a $0.2 million write-off of deferred fees resulting from the replacement of the company’s revolving credit facility. The remaining $0.8 million decrease resulted from an overall decrease in the company’s outstanding financing, including the repurchase of $27.6 million in mandatorily redeemable preferred securities, lower interest rates, and an increase in customer finance charge collections.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes.    The income tax provision was $8.8 million in the second quarter of 2003 compared with $7.8 million in the same period of 2002. The effective tax rate was 39.2% for the second quarter of 2003, compared to 39.6% for the full year of 2002. This rate decrease resulted primarily from lower nondeductible expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity.    From December 31, 2002 to June 30, 2003, the company reduced its debt from $240.2 million to $213.7 million. During this period, the company also spent $20.4 million to repurchase 415,449 shares of its $2.6875 Term Convertible Securities, Series A (Securities) and $10.9 million to repurchase 661,500 shares of common stock under a repurchase plan initiated in late 2002. These repurchases, as well as the reduction of debt, were funded primarily by operating cash flows. As of June 30, 2003, the company had repurchased $27.6 million of Securities and $10.9 million of common stock, for a total of $38.5 million of the $50 million authorized under the repurchase plan, which expires December 31, 2003.

In the first six months of 2003, $114.9 million of cash was provided by operating activities, compared with $2.0 million used for operating activities in the first six months of 2002. Cash flows in the first six months of 2003 were positively affected by the timing of payments for inventory purchases as well as improved collections of accounts receivable. In the first six months of 2002, the company reduced its sales of accounts receivable under the Receivables Financing Facility, resulting in a $70 million decrease in operating cash flow. The company uses the facility as a source of short-term financing, selling receivables as needed to provide cash for operations.

On August 5, 2003, the company initiated the redemption of all of the $2.6875 Term Convertible Securities, Series A (Securities) issued by Owens & Minor Trust I, a business trust owned by the company. As of August 4, 2003, there was an aggregate of 2,087,306 Securities outstanding, for an aggregate liquidation amount of $104.4 million. The redemption will occur on September 4, 2003. Prior to the close of business on September 3, 2003, each Security is convertible into 2.4242 shares of the common stock of O&M at the holder’s option. Any Securities that are not converted prior to the redemption date will be redeemed for 102.0156% of the liquidation amount of $50 per Security. If no Securities were converted, the redemption of all of the Securities would result in a loss on early retirement of debt of approximately $4.6 million, or $2.8 million net of tax, that would be recorded in the company’s financial statements for the quarter ended September 30, 2003. In addition, diluted shares outstanding would decrease by approximately 5.1 million for subsequent periods. If all of the Securities were converted, there would be no early retirement charge and basic shares outstanding would increase by approximately 5.1 million for subsequent periods. Management expects that diluted shares outstanding would not be affected by the conversion of the Securities.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, as well as the redemption of the Securities discussed above, although this cannot be assured. At June 30, 2003, the company had $146.0 million of unused credit under its revolving credit facility and $225.0 million of unused financing under its Receivables Financing Facility.

Capital Expenditures.    Capital expenditures were $7.7 million for the first six months of 2003, compared with $5.3 million for the first six months of 2002. Expenditures for computer hardware and software increased to $6.2 million from $3.9 million in the first six months of 2002, as the company focused on upgrading its information systems. The company expects capital expenditures for 2003 to continue to run at a higher rate than in 2002 as it continues to invest in its information systems.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.    This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003, excluding certain implementation issues that have been effective prior to this date under SFAS 133. The adoption of this statement is not anticipated to have a material effect on the company’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of SFAS 150 modify the accounting for certain financial instruments with characteristics of both liabilities and equity by requiring that they be classified as liabilities. The company will be required to adopt the provisions of this standard beginning on July 1, 2003. Upon adoption of the standard, the company will present the distributions on its mandatorily redeemable preferred securities as interest expense on the company’s consolidated statements of income. Financial statements for prior periods will not be affected. Although adoption of the standard will affect presentation in the financial statements, it will not affect the company’s financial condition or results of operations.

Risks

The company is subject to risks associated with changes in the medical industry, including continued efforts to control costs, which place pressure on operating margin, changes in the way medical and surgical services are delivered and changes in manufacturer preferences between the sale of product directly to hospital customers and the use of wholesale distribution. The loss of one or more of the company’s contracts with major customers or group purchasing organizations could have a significant effect on the company’s business.

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

Item 4.    Controls and Procedures

The company conducted an evaluation, with the participation of the company’s management (including its Chief Executive Officer and Chief Financial Officer) of the effectiveness of its disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Through June 30, 2003, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4.    Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 24, 2003, with the voting results designated below each such matter:

(1)	Election of John T. Crotty, Richard E. Fogg, James E. Rogers, and James E. Ukrop as directors of O&M for a three–year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
John T. Crotty	23,614,960	6,657,785	0	0
Richard E. Fogg	30,160,980	111,765	0	0
James E. Rogers	24,206,377	6,066,368	0	0
James E. Ukrop	24,210,559	6,062,186	0	0

(2)	Approval of the 2003 Directors Compensation Plan.

Votes For	Votes Against Or Withheld	Abstentions
27,225,924	2,277,662	769,159

(3)	Ratification of the appointment of KPMG LLP as O&M’s independent auditors for 2003.

Votes For	Votes Against Or Withheld	Abstentions
29,357,954	892,574	22,217

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The company filed a Current Report on Form 8-K dated April 16, 2003, under Items 7 and 9, announcing its earnings for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date August 13, 2003	/s/ G. GILMER MINOR, III G. Gilmer Minor, III
Chairman and Chief Executive Officer

Date August 13, 2003	/s/ JEFFREY KACZKA Jeffrey Kaczka
Senior Vice President Chief Financial Officer

Date August 13, 2003	/s/ OLWEN B. CAPE Olwen B. Cape
Vice President & Controller Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.