Form 10-Q
period 2003-09-30
OWENS & MINOR INC/VA/
filed 2003-11-13
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2003, was 38,963,644 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Net sales	$1,063,509	$992,453	$3,135,980	$2,938,693
Cost of goods sold	951,767	887,326	2,804,735	2,627,118

Gross margin	111,742	105,127	331,245	311,575
Selling, general and administrative expenses	83,398	78,384	243,370	229,002
Depreciation and amortization	3,868	3,958	11,801	11,867
Restructuring credit	—	—	—	(185)

Operating earnings	24,476	22,785	76,074	70,891
Interest expense, net	3,165	2,698	7,933	8,401
Discount on accounts receivable securitization	199	271	581	1,648
Distributions on mandatorily redeemable preferred securities	—	1,773	2,898	5,321

Income before income taxes	21,112	18,043	64,662	55,521
Income tax provision	8,277	7,306	25,348	22,485

Net income	$12,835	$10,737	$39,314	$33,036

Net income per common share-basic	$0.37	$0.32	$1.16	$0.98

Net income per common share-diluted	$0.34	$0.29	$1.06	$0.89

Cash dividends per common share	$0.09	$0.08	$0.26	$0.23

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2003	December 31, 2002
Assets
Current assets
Cash and cash equivalents	$29,438	$3,361
Accounts and notes receivable, net of allowances of $7,872 and $6,849	323,103	354,856
Merchandise inventories	387,356	351,835
Other current assets	23,626	19,701

Total current assets	763,523	729,753

Property and equipment, net of accumulated depreciation of $74,734 and $70,528	20,453	21,808
Goodwill	198,063	198,139
Other assets, net	54,051	59,777

Total assets	$1,036,090	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$318,128	$259,597
Accrued payroll and related liabilities	11,940	12,985
Other accrued liabilities	68,424	72,148

Total current liabilities	398,492	344,730
Long-term debt	211,311	240,185
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	125,150
Other liabilities	26,959	27,975

Total liabilities	636,762	738,040

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 38,949 shares and 34,113 shares	77,897	68,226
Paid-in capital	118,231	30,134
Retained earnings	209,648	179,554
Accumulated other comprehensive loss	(6,448)	(6,477)

Total shareholders’ equity	399,328	271,437

Total liabilities and shareholders’ equity	$1,036,090	$1,009,477

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2003	2002
Operating activities
Net income	$39,314	$33,036
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,801	11,867
Restructuring credit	—	(185)
Provision for LIFO reserve	3,280	3,940
Provision for losses on accounts and notes receivable	1,938	1,908
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	29,815	(4,664)
Net decrease in receivables sold	—	(70,000)
Merchandise inventories	(38,801)	34,687
Accounts payable	84,681	10,608
Net change in other current assets and current liabilities	(8,111)	2,021
Other liabilities	(1,034)	6,253
Other, net	5,491	3,025

Cash provided by operating activities	128,374	32,496

Investing activities
Additions to property and equipment	(4,273)	(3,525)
Additions to computer software	(8,008)	(3,734)
Other, net	274	6

Cash used for investing activities	(12,007)	(7,253)

Financing activities
Payments to repurchase mandatorily redeemable preferred securities	(20,439)	—
Payments to repurchase common stock	(10,884)	—
Net payments on revolving credit facility	(27,900)	—
Cash dividends paid	(9,220)	(7,842)
Proceeds from exercise of stock options	4,303	1,949
Decrease in drafts payable	(26,150)	(5,000)
Other, net	—	687

Cash used for financing activities	(90,290)	(10,206)

Net increase in cash and cash equivalents	26,077	15,037
Cash and cash equivalents at beginning of period	3,361	953

Cash and cash equivalents at end of period	$29,438	$15,990

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2003, and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2003 and 2002, in conformity with generally accepted accounting principles.

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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$12,835	$10,737	$39,314	$33,036
Add: stock-based employee compensation expense included in reported net income, net of tax	150	145	476	435
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(413)	(423)	(1,322)	(1,183)

Pro forma net income	$12,572	$10,459	$38,468	$32,288

Per common share - basic:
Net income, as reported	$0.37	$0.32	$1.16	$0.98
Pro forma net income	$0.36	$0.31	$1.13	$0.96
Per common share - diluted:
Net income, as reported	$0.34	$0.29	$1.06	$0.89
Pro forma net income	$0.33	$0.28	$1.04	$0.87

5.	Acquisition

In 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. The acquisition was accounted for by the purchase method. In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. In the third quarter of 2003, the company reduced the accrual by $76 thousand as a result of favorable subleasing activity in a closed Medix facility. The adjustment was recorded as a reduction in goodwill, as it reduced the purchase price of the Medix acquisition. The following table sets forth the activity in the accrual since December 31, 2002:

(in thousands)	Balance at December 31, 2002	Charges	Adjustments	Balance at September 30, 2003
Losses under lease commitments	$115	$39	$(76)	$—
Other	40	—	—	40

Total	$155	$39	$(76)	$40

The integration of the Medix business was completed in 2001. However, the company continues to make payments under certain obligations.

6.	Restructuring Reserve

As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge to downsize operations. In the first quarter of 2003, the company reduced the accrual by $53 thousand due to the reutilization of space that had been vacated under the plan. The following table sets forth the activity in the restructuring reserve since December 31, 2002:

(in thousands)	Balance at December 31, 2002	Charges	Adjustments	Balance at September 30, 2003
Losses under lease commitments	$595	$97	$(53)	$445
Asset write-offs	317	317	—	—

Total	$912	$414	$(53)	$445

7.	Conversion of Mandatorily Redeemable Preferred Securities

During the third quarter of 2003, the company initiated and completed the redemption of all of the $2.6875 Term Convertible Securities, Series A (Securities) issued by Owens & Minor Trust I, a business trust owned by the company. Securities with a liquidation amount of $104.4 million were converted into 5.1 million shares of Owens & Minor common stock. The remaining Securities, with a liquidation amount of $27 thousand, were redeemed at a redemption price of 102.0156 percent of the liquidation amount.

8.	Comprehensive Income

The company’s comprehensive income for the three and nine months ended September 30, 2003 and 2002 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net income	$12,835	$10,737	$39,314	$33,036
Other comprehensive income (loss) – change in unrealized gain on investment, net of tax	42	(46)	29	(255)

Comprehensive income	$12,877	$10,691	$39,343	$32,781

9.	Net Income per Common Share

The following sets forth the computation of net income per basic and diluted common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2003	2002	2003	2002
Numerator: Numerator for net income per basic common share – net income	$12,835	$10,737	$39,314	$33,036
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	595	1,064	2,362	3,193

Numerator for net income per diluted common share – net income attributable to common stock after assumed conversions	$13,430	$11,801	$41,676	$36,229

Denominator:
Denominator for net income per basic common share – weighted average shares	35,128	33,835	34,021	33,783
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	3,498	6,400	4,703	6,400
Stock options and restricted stock	725	432	597	585

Denominator for net income per diluted common share – adjusted weighted average shares and assumed conversions	39,351	40,667	39,321	40,768

Net income per basic common share	$0.37	$0.32	$1.16	$0.98
Net income per diluted common share	$0.34	$0.29	$1.06	$0.89

10.	Recently Adopted Accounting Pronouncements

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

On July 1, 2003, the company adopted the provisions of SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies the financial accounting and reporting requirements, originally established in SFAS 133, for derivative instruments and hedging activities. SFAS 149 provides greater clarification of the characteristics of a derivative instrument so that contracts with similar characteristics will be accounted for consistently. This statement is effective for contracts entered into or modified after June 30, 2003, as well as for hedging relationships designated after June 30, 2003. The adoption of this statement did not affect the company’s financial position or results of operations.

On July 1, 2003, the company adopted the provisions of SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of SFAS 150 modify the accounting for certain financial instruments with characteristics of both liabilities and equity by requiring that they be classified as liabilities. As a result, effective July 1, 2003, the company began presenting the distributions on its mandatorily redeemable preferred securities as interest expense on the company’s consolidated statements of income. Although adoption of the standard changed financial statement presentation, it did not affect the company’s financial condition or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created or obtained after January 31, 2003. For variable interests in a variable interest entity created before February 1, 2003, the Interpretation is applicable as of December 31, 2003. The application of this Interpretation did not have a material effect on the company’s financial condition or results of operations. Management does not expect the portions of this Interpretation that are not yet applicable to have a material effect on the company’s financial condition or results of operations.

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

Condensed Consolidating Financial Information

(in thousands)

For the three months ended September 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$1,063,509	$—	$—	$1,063,509
Cost of goods sold	—	951,767	—	—	951,767

Gross margin	—	111,742	—	—	111,742
Selling, general and administrative expenses	5	83,131	262	—	83,398
Depreciation and amortization	—	3,868	—	—	3,868

Operating earnings	(5)	24,743	(262)	—	24,476
Interest expense, net	(853)	4,153	(135)	—	3,165
Discount on accounts receivable securitization	—	5	194	—	199

Income before income taxes	848	20,585	(321)	—	21,112
Income tax provision	360	8,058	(141)	—	8,277

Net income (loss)	$488	$12,527	$(180)	$—	$12,835

For the three months ended September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$992,453	$—	$—	$992,453
Cost of goods sold	—	887,326	—	—	887,326

Gross margin	—	105,127	—	—	105,127
Selling, general and administrative expenses	—	78,036	348	—	78,384
Depreciation and amortization	—	3,958	—	—	3,958

Operating earnings	—	23,133	(348)	—	22,785
Interest expense, net	(4,160)	10,011	(3,153)	—	2,698
Discount on accounts receivable securitization	—	3	268	—	271
Distributions on mandatorily redeemable preferred securities	—	—	1,773	—	1,773

Income before income taxes	4,160	13,119	764	—	18,043
Income tax provision	1,767	5,064	475	—	7,306

Net income	$2,393	$8,055	$289	$—	$10,737

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$3,135,980	$—	$—	$3,135,980
Cost of goods sold	—	2,804,735	—	—	2,804,735

Gross margin	—	331,245	—	—	331,245
Selling, general and administrative expenses	5	242,370	995	—	243,370
Depreciation and amortization	—	11,801	—	—	11,801

Operating earnings	(5)	77,074	(995)	—	76,074
Interest expense, net	(6,940)	20,063	(5,190)	—	7,933
Discount on accounts receivable securitization	—	15	566	—	581
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898

Income before income taxes	6,935	56,996	731	—	64,662
Income tax provision	2,784	22,285	279	—	25,348

Net income	$4,151	$34,711	$452	$—	$39,314

For the nine months ended September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$2,938,693	$—	$—	$2,938,693
Cost of goods sold	—	2,627,118	—	—	2,627,118

Gross margin	—	311,575	—	—	311,575
Selling, general and administrative expenses	3	227,004	1,995	—	229,002
Depreciation and amortization	—	11,867	—	—	11,867
Restructuring credit	—	(185)	—	—	(185)

Operating earnings	(3)	72,889	(1,995)	—	70,891
Interest expense, net	(9,875)	27,856	(9,580)	—	8,401
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	10	1,638	—	1,648
Distributions on mandatorily redeemable preferred securities	—	—	5,321	—	5,321

Income before income taxes	54,871	45,023	626	(44,999)	55,521
Income tax provision	4,194	17,714	577	—	22,485

Net income	$50,677	$27,309	$49	$(44,999)	$33,036

Condensed Consolidating Financial Information

(in thousands)

September 30, 2003	Owens & Minor, Inc	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$27,243	$2,194	$1	$—	$29,438
Accounts and notes receivable, net	—	3,171	319,932	—	323,103
Merchandise inventories	—	387,356	—	—	387,356
Intercompany advances, net	110,876	174,520	(285,396)	—	—
Other current assets	44	23,582	—	—	23,626

Total current assets	138,163	590,823	34,537	—	763,523
Property and equipment, net	—	20,453	—	—	20,453
Goodwill	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	16,100	37,951	—	—	54,051

Total assets	$537,678	$870,063	$34,537	$(406,188)	$1,036,090

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$—	$318,128	$—	$—	$318,128
Accrued payroll and related liabilities	—	11,940	—	—	11,940
Other accrued liabilities	2,536	65,829	59	—	68,424

Total current liabilities	2,536	395,897	59	—	398,492
Long-term debt	211,311	—	—	—	211,311
Intercompany long-term debt	—	188,890	—	(188,890)	—
Other liabilities	—	26,959	—	—	26,959

Total liabilities	213,847	611,746	59	(188,890)	636,762

Shareholders’ equity
Common stock	77,897	—	1,500	(1,500)	77,897
Paid-in capital	118,231	199,797	16,001	(215,798)	118,231
Retained earnings	127,611	65,060	16,977	—	209,648
Accumulated other comprehensive income (loss)	92	(6,540)	—	—	(6,448)

Total shareholders’ equity	323,831	258,317	34,478	(217,298)	399,328

Total liabilities and shareholders’ equity	$537,678	$870,063	$34,537	$(406,188)	$1,036,090

Condensed Consolidating Financial Information

(in thousands)

December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$1,244	$2,116	$1	$—	$3,361
Accounts and notes receivable, net	—	3,592	351,264	—	354,856
Merchandise inventories	—	351,835	—	—	351,835
Intercompany advances, net	196,804	119,253	(316,057)	—	—
Other current assets	21	19,680	—	—	19,701

Total current assets	198,069	496,476	35,208	—	729,753
Property and equipment, net	—	21,808	—	—	21,808
Goodwill	—	198,139	—	—	198,139
Intercompany investments	387,498	22,773	129,233	(539,504)	—
Other assets, net	20,835	38,942	—	—	59,777

Total assets	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$259,597	$—	$—	$259,597
Accrued payroll and related liabilities	—	12,985	—	—	12,985
Other accrued liabilities	5,880	65,086	1,182	—	72,148

Total current liabilities	5,880	337,668	1,182	—	344,730
Long-term debt	240,185	—	—	—	240,185
Intercompany long-term debt	129,233	188,890	—	(318,123)	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	125,150	—	125,150
Other liabilities	—	27,975	—	—	27,975

Total liabilities	375,298	554,533	126,332	(318,123)	738,040

Shareholders’ equity
Common stock	68,226	—	5,583	(5,583)	68,226
Paid-in capital	30,134	199,797	16,001	(215,798)	30,134
Retained earnings	132,680	30,349	16,525	—	179,554
Accumulated other comprehensive income (loss)	64	(6,541)	—	—	(6,477)

Total shareholders’ equity	231,104	223,605	38,109	(221,381)	271,437

Total liabilities and shareholders’ equity	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows

Operating activities

Net income	$4,151	$34,711	$452	$—	$39,314

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	11,801	—	—	11,801
Provision for LIFO reserve	—	3,280	—	—	3,280
Provision for losses on accounts and notes receivable	—	958	980	—	1,938
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(537)	30,352	—	29,815
Merchandise inventories	—	(38,801)	—	—	(38,801)
Accounts payable	—	84,681	—	—	84,681
Net change in other current assets and current liabilities	(3,367)	(4,128)	(616)	—	(8,111)
Other liabilities	—	(1,034)	—	—	(1,034)
Other, net	2,920	2,571	—	—	5,491

Cash provided by operating activities	3,704	93,502	31,168	—	128,374

Investing activities

Additions to property and equipment	—	(4,273)	—	—	(4,273)
Additions to computer software	—	(8,008)	—	—	(8,008)
Decrease in intercompany investment	4,083	—	—	(4,083)	—
Proceeds from investment in intercompany debt	—	—	4,083	(4,083)	—
Other, net	—	274	—	—	274

Cash provided by (used for) investing activities	4,083	(12,007)	4,083	(8,166)	(12,007)

Financing activities

Payments to repurchase mandatorily redeemable preferred securities	(20,439)	—	—	—	(20,439)
Payments to repurchase common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Change in intercompany advances	86,435	(55,267)	(31,168)	—	—
Payments on intercompany debt	(4,083)	—	—	4,083	—
Decrease in intercompany investment	—	—	(4,083)	4,083	—
Cash dividends paid	(9,220)	—	—	—	(9,220)
Proceeds from exercise of stock options	4,303	—	—	—	4,303
Decrease in drafts payable	—	(26,150)	—	—	(26,150)

Cash provided by (used for) financing activities	18,212	(81,417)	(35,251)	8,166	(90,290)

Net increase in cash and cash equivalents	25,999	78	—	—	26,077
Cash and cash equivalents at beginning of period	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of period	$27,243	$2,194	$1	$—	$29,438

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows

Operating activities

Net income	$50,677	$27,309	$49	$(44,999)	$33,036
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	11,867	—	—	11,867
Restructuring credit	—	(185)	—	—	(185)
Provision for LIFO reserve	—	3,940	—	—	3,940
Provision for losses on accounts and notes receivable	—	665	1,243	—	1,908
Changes in operating assets and liabilities:
Net decrease in receivables sold	—	—	(70,000)	—	(70,000)
Accounts and notes receivable, excluding sales of receivables	—	(3,555)	(1,109)	—	(4,664)
Merchandise inventories	—	34,687	—	—	34,687
Accounts payable	—	10,608	—	—	10,608
Net change in other current assets and current liabilities	(4,555)	6,590	(14)	—	2,021
Other liabilities	—	6,253	—	—	6,253
Other, net	1,571	722	732	—	3,025

Cash provided by (used for) operating activities	47,693	98,901	(69,099)	(44,999)	32,496

Investing activities
Additions to property and equipment	—	(3,525)	—	—	(3,525)
Additions to computer software	—	(3,734)	—	—	(3,734)
Investments in intercompany debt	(120,000)	—	—	120,000	—
Decrease in intercompany investment	75,000	—	—	(75,000)	—
Other, net	—	6	—	—	6

Cash used for investing activities	(45,000)	(7,253)	—	45,000	(7,253)

Financing activities
Proceeds from issuance of intercompany debt	—	120,000	—	(120,000)	—
Change in intercompany advances	17,947	(87,046)	69,099	—	—
Decrease in intercompany investment	—	(75,000)	—	75,000	—
Cash dividends paid	(7,842)	—	—	—	(7,842)
Intercompany dividends paid	—	(44,999)	—	44,999	—
Proceeds from exercise of stock options	1,949	—	—	—	1,949
Decrease in drafts payable	—	(5,000)	—	—	(5,000)
Other, net	687	—	—	—	687

Cash provided by (used for) financing activities	12,741	(92,045)	69,099	(1)	(10,206)

Net increase (decrease) in cash and cash equivalents	15,434	(397)	—	—	15,037
Cash and cash equivalents at beginning of period	507	445	1	—	953

Cash and cash equivalents at end of period	$15,941	$48	$1	$—	$15,990

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

Results of Operations

Third quarter and first nine months of 2003 compared with 2002

Overview. In the third quarter of 2003, the company earned net income of $12.8 million, or $0.34 per diluted common share, compared with $10.7 million, or $0.29 per diluted common share in the third quarter of 2002. For the first nine months of 2003, the company earned net income of $39.3 million compared to $33.0 million in the first nine months of 2002. The increase in net income resulted from increased sales, reduced financing costs, improved productivity in field operations and a lower effective tax rate, partially offset by increased spending on strategic initiatives. Results for the third quarter of 2003 were adversely affected by abnormally high employee healthcare costs and results for the third quarter of 2002 included a $3.0 million charge resulting from the cancellation of a mainframe computer services contract.

In late 2002, the company launched new strategic initiatives, which include the OMSolutionsSM and third-party logistics services, and Owens & Minor University, the company’s new in-house training program. Throughout the first nine months of 2003, the company continued the implementation of these initiatives by hiring staff and marketing new services to customers. Productivity improvements achieved in the core distribution business partially offset costs associated with the implementation of these initiatives. The company expects to continue to invest in these initiatives.

Net sales. Net sales increased 7% to $1.06 billion in the third quarter of 2003 from $992.5 million in the third quarter of 2002. Net sales increased 7% to $3.1 billion in the first nine months of 2003 from $2.9 billion in the comparable period of 2002. This increase in sales resulted primarily from additional sales volume with existing accounts.

Gross margin. Gross margin for the third quarter of 2003 was 10.5% of net sales, down slightly from 10.6% of net sales in the third quarter of 2002. Gross margin was 10.6% of net sales for the first nine months of 2003, consistent with the first nine months of 2002. The company continues to experience competitive pricing pressures but is working to offset them by offering value-added programs to customers such as PANDAC, CostTrackSM, and a variety of services through OMSolutionsSM.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses for the third quarter of 2003 were 7.8% of net sales, down from 7.9% in the third quarter of 2002. SG&A expenses for the first nine months of 2003 were 7.8% of net sales, consistent with the first nine months of 2002. SG&A expenses for the third quarter of 2003 included an increase in employee healthcare costs of $1.9 million over the third quarter of 2002. This increase was greater than expected due to a high number of large claims under the company’s self-insured plan. Expenses for the third quarter of 2002 included $3.0 million in termination costs related to the cancellation of the company’s contract for mainframe computer services. SG&A expenses for the third quarter and first nine months of 2003 were also affected by increased spending on strategic initiatives, partially offset by productivity improvements in the company’s core distribution services.

Financing costs. Financing costs, which include interest expense, net of finance charge collections, discount on accounts receivable securitization, and distributions on mandatorily redeemable preferred securities, totaled $3.4 million for the third quarter of 2003, compared with $4.7 million for the third quarter of 2002. Financing costs for the first nine months of 2003 were $11.4 million, compared with $15.4 million for the first nine months of 2002. These decreases were primarily the result of an overall decrease in the company’s outstanding financing, which included the repurchase of $27.6 million in mandatorily redeemable preferred securities in the fourth quarter of 2002 and first quarter of 2003, and the conversion of $104.4 million of mandatorily redeemable preferred securities in the third quarter of 2003.

The conversion of mandatorily redeemable preferred securities will reduce future financing costs by an annual rate of $5.6 million, compared to periods prior to the conversion. However, this conversion will not have an effect on net income per diluted common share.

The company expects to continue to manage its financing costs by managing working capital levels. In addition to the effect of the conversion of mandatorily redeemable preferred securities mentioned above, future financing costs will be affected primarily by changes in short-term interest rates and working capital requirements.

Income taxes. The effective tax rate was 39.2% for the third quarter of 2003, compared to 39.6% for the full year of 2002. This rate decrease resulted primarily from lower nondeductible expenses.

Financial Condition, Liquidity and Capital Resources

Liquidity. From December 31, 2002 to September 30, 2003, the company reduced its debt from $240.2 million to $211.3 million. In the first quarter of 2003, the company spent $20.4 million to repurchase 415,449 shares of its $2.6875 Term Convertible Securities, Series A (Securities) and $10.9 million to repurchase 661,500 shares of common stock under a repurchase plan initiated in late 2002. These repurchases, as well as the reduction of debt, were funded primarily by operating cash flows. As of September 30, 2003, the company had repurchased $27.6 million of Securities and $10.9 million of common stock, for a total of $38.5 million of the $50 million authorized under the repurchase plan, which expires December 31, 2003.

In the third quarter of 2003, the company initiated and completed the redemption of its outstanding Securities, resulting in the conversion of $104.4 million of Securities into approximately 5.1 million shares of common stock. The remaining Securities, representing a liquidation value of $27 thousand, were redeemed by the company.

In the first nine months of 2003, $128.4 million of cash was provided by operating activities, compared with $32.5 million in the first nine months of 2002. Cash flows in the first nine months of 2003 were positively affected by improved collections of accounts receivable. In the first nine months of 2002, the company reduced its sales of accounts receivable under the Receivables Financing Facility, resulting in a $70 million decrease in operating cash flow. The company uses the facility as a source of short-term financing, selling receivables as needed to provide cash for operations.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 2003, the company had $146.0 million of unused credit under its revolving credit facility and $225.0 million of unused financing under its Receivables Financing Facility.

Capital Expenditures. Capital expenditures were $12.3 million for the first nine months of 2003, up from $7.3 million for the first nine months of 2002. This increase included $4.3 million of additional spending on computer software, as the company focused on upgrading its information systems. The company expects capital expenditures for 2003 to continue to run at a higher rate than in 2002 as it continues to invest in its information systems.

Risks

The company is subject to risks associated with changes in the healthcare industry, including continued efforts to control costs, which place pressure on operating margin, changes in the way medical and surgical services are delivered and changes in manufacturer preferences between the sale of product directly to hospital customers and the use of wholesale distribution. The loss of one or more of the company’s contracts with major customers or group purchasing organizations could have a significant effect on the company’s business.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to: general economic and business conditions; the ability of the company to implement its strategic initiatives; dependence on sales to certain customers; dependence on suppliers; changes in manufacturer preferences between direct sales and wholesale distribution; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value added services; the ability to convert customers to CostTrackSM; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability of business partners to perform their contractual responsibilities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify, manage or integrate possible future acquisitions; the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and changes in government regulations. As a result of these and other factors, no assurance can be given as to the company’s future results. The company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

The company conducted an evaluation, with the participation of the company’s management (including its Chief Executive Officer and Chief Financial Officer) of the effectiveness of its disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Through September 30, 2003, there have been no material developments in any legal proceedings reported in such Annual Report.

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

The company filed a Current Report on Form 8-K dated July 17, 2003, under Items 7 and 9, announcing its earnings for the second quarter ended June 30, 2003.

The company filed a Current Report on Form 8-K dated August 5, 2003, under Items 5 and 7, announcing the call for redemption of all of the outstanding $2.6875 Term Convertible Securities, Series A issued by Owens & Minor Trust I.

The company filed a Current Report on Form 8-K dated September 8, 2003, under Items 5 and 7, announcing the conversion of 2,086,771 of its $2.6875 Term Convertible Securities, Series A into approximately 5.1 million shares of Owens & Minor common stock on September 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc. (Registrant)

Date November 13, 2003	/s/ G. GILMER MINOR, III
G. Gilmer Minor, III Chairman and Chief Executive Officer

Date November 13, 2003	/s/ JEFFREY KACZKA
Jeffrey Kaczka Senior Vice President Chief Financial Officer

Date November 13, 2003	/s/ OLWEN B. CAPE
Olwen B. Cape Vice President & Controller Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.