Form 10-K
period 2003-12-31
OWENS & MINOR INC/VA/
filed 2004-02-27
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $986,277,295 as of February 17, 2004.

The number of shares of the Company’s Common Stock outstanding as of February 17, 2004 was 39,153,525 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of security holders on April 29, 2004 is incorporated by reference for Part III.

Form 10-K Table of Contents

“Information for Investors,” located on page 16 of the company’s printed Annual Report, and “Corporate Officers,” located on page 15 of the company’s printed Annual Report, can be found at the end of this electronic document.

Part I

Item 1. Business

The Company

Owens & Minor Inc. and subsidiaries (Owens & Minor, O&M or the company) is the leading distributor of national name brand medical and surgical supplies in the United States and a healthcare supply chain management company, distributing approximately 120,000 finished medical and surgical products produced by over 1,000 suppliers to approximately 4,000 customers from 41 distribution centers nationwide. The company’s customers are primarily acute care hospitals and integrated healthcare networks (IHNs), which account for more than 90% of O&M’s net sales. Many of these hospital customers are represented by national healthcare networks (Networks) or group purchasing organizations (GPOs) that negotiate discounted pricing with suppliers and contract distribution services with the company. Other customers include alternate care providers such as clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements over periods ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia as a wholesale drug company, the company redefined its mission in 1992, selling the wholesale drug division to concentrate on medical and surgical distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, generating over $4 billion of net sales in 2003.

The Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, IHNs and alternate care providers. The company contracts with these providers directly and through Networks and GPOs. The medical/surgical supply distribution industry continues to grow due to the aging population and emerging medical technology, which results in new healthcare procedures and products. Over the years, healthcare providers have continued to change and model their health systems to meet the needs of the markets they serve. They have forged strategic relationships with national medical and surgical supply distributors to meet the challenges of managing the supply procurement and distribution needs of their entire network. The traditional role of distributors in warehousing and delivering medical and surgical supplies to customers continues to evolve into the role of assisting customers to better manage the entire supply chain.

In recent years, the overall healthcare market has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities seeking to lower their total costs. These providers have sought to lower total product costs through incremental value-added services they receive from their medical and surgical supply distributors. These trends have driven significant consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume and develop technology platforms and decision support systems.

The Business

Through its core distribution business, the company purchases a high volume of medical and surgical products from suppliers, inventories these items at its distribution centers and provides delivery services to its customers. O&M’s 41 distribution centers are located throughout the United States and are situated close to major customer facilities. These distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most medical and surgical supplies with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, providing more effective control of customer service. Contract carriers and parcel services are also used in situations where it is more cost-effective. The company customizes its product pallets and truckloads according to the customers’ needs, thus enabling them to reduce costs on the receiving end. Furthermore, delivery times are adjusted to customers’ needs, allowing them to streamline receiving activities.

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in advanced information technology, which includes automated warehousing technology as well as OMDirectSM, an Internet-based product catalog and direct ordering system that supplements existing technologies to communicate with both customers and suppliers. O&M is also focused on using its technology and experience to provide supply chain management consulting, outsourcing, and logistics services.

Products & Services

In addition to its core medical and surgical supply distribution service, the company offers value-added services in supply chain management—from origin of product to patient bedside. O&M’s value portfolio includes inventory management, product mix management, information technology, logistics consulting and outsourcing to help hospitals and healthcare systems streamline their supply chain, control healthcare costs and increase profitability. Some of these services include:

•	OMSolutionsSM: The professional services unit of O&M, OMSolutionsSM performs supply chain consulting and outsourcing services for customers. Programs offered by OMSolutionsSM include long-term partnership initiatives such as outsourced materials management; clinical/product management consulting; integrated operating room supply management; order optimization; WISDOM[2]SM implementation; and outsourced warehousing. OMSolutionsSM also offers a menu of supply chain management services such as receiving and storeroom redesign, physical inventories and reconfiguration of periodic automatic replenishment systems. These services are designed to improve supply chain efficiency and allow the provider to focus on patient care.

•	Clinical/Product Management Consulting: This OMSolutionsSM program involves working with customers’ clinicians to identify and implement opportunities to provide standardization and reduce unnecessary utilization. The program provides experienced, O&M-trained clinicians, equipped with product information from the company’s WISDOM[2]SM decision-support tool.

•	Third Party Logistics (3PL): Through its 3PL offerings, Owens & Minor provides logistics and supply chain management services in two main categories: warehousing and transportation management. In order to make the most of these opportunities, the company leverages its existing relationships with suppliers and end-users, its activity-based costing expertise, and its distribution facilities, transportation systems and information technology. The goal of O&M’s 3PL services is to ensure that products reach the patient in the most cost-effective manner.

•	CostTrackSM: This activity-based management approach helps customers identify and track the costs in their procurement and handling activities, giving them the information they need to become more efficient, raise employee productivity and cut costs. With CostTrackSM, customers choose the services they need and pay according to the services selected, as compared to a traditional cost-plus pricing model. In 2003, 32% of the company’s net sales were generated through the CostTrackSM program.

•	WISDOMSM: This Internet-accessed decision support tool connects customers, suppliers and GPOs to the company’s data warehouse. WISDOMSM offers customers online access to a wide variety of reports, which summarize their purchase history with O&M, contract compliance, product usage and other related data. This timely information helps customers consolidate purchasing information across their healthcare systems and identify opportunities for product standardization, contract compliance and supplier consolidation.

•	WISDOM[2]SM: The second generation of WISDOMSM, this Internet-based decision support tool provides customers access to purchasing information for not only their purchases from Owens & Minor, but for all medical/surgical manufacturers and suppliers in their materials management information systems. WISDOM[2]SM enables the customer to identify, prioritize and track cost savings initiatives. The intelligence provided by the program helps customers identify opportunities for product standardization, contract compliance, order optimization and efficiencies in their overall purchasing activity.

•	PANDAC® Wound Closure Asset Management Program: This inventory management program provides customers with an evaluation of their current and historical wound closure inventories and usage levels, helping them reduce their investment in high-cost wound management supplies and control their costs per operative case.

•	FOCUSTM: This supplier partnership program drives product standardization and consolidation for the company and its customers. By increasing the volume of purchases from the company’s most efficient suppliers, FOCUSTM provides operational benefits and cost savings throughout the supply chain. FOCUSTM centers around both commodity and preference product standardization.

•	MediChoice®: In 2002, the company launched this private label program designed to provide value and choice to customers. The MediChoice® line currently includes commodity products for patient care, the operating room, labor and delivery as well as minor procedure kits and trays. The company plans to continue to expand its private-label portfolio.

Customers

The company currently provides its distribution, consulting and outsourcing services to approximately 4,000 healthcare providers, including hospitals, IHNs and alternate care providers, contracting with them directly and through Networks and GPOs. In recent years, the company has also begun to provide logistics services to manufacturers of medical and surgical products.

Networks and GPOs

Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. However, networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, the supply company of VHA, Inc. and University HealthSystem Consortium, which represents the purchasing interests of more than 2,400 healthcare organizations. Sales to Novation members represented approximately 49% of the company’s net sales in 2003. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 500 acute care hospitals and more than 1,700 sub-acute care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. Sales to Broadlane members represented approximately 15% of O&M’s net sales in 2003.

IHNs

Integrated Healthcare Networks (IHNs) are typically networks of different types of healthcare providers that seek to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular local market. IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers’ shared economic interests create strong incentives for participation in distribution contracts established at the system level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M’s enhanced inventory management and other value-added services.

Individual Providers

In addition to contracting with healthcare providers at the IHN level, and through Networks and GPOs, O&M contracts directly with individual healthcare providers.

Sales and Marketing

O&M’s sales and marketing function is organized to support its field sales teams of approximately 250 people. Based from the company’s distribution centers nationwide, the company’s local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with Networks and GPOs to meet their needs and coordinate activities with their individual member facilities. In addition, O&M has a national field organization, OMSpecialtiesSM, which is focused on assisting customers in the clinical environment, and an OMSolutionsSM team focused on supply chain consulting and outsourcing. The company’s integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.

Contracts and Pricing

Industry practice is for healthcare providers, their Networks, or their GPOs to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. When product pricing is not determined by contracts between the supplier and the healthcare provider, it is determined by the distribution agreement between the healthcare provider and the distributor.

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis under which a negotiated fixed percentage distribution fee is added to the product cost agreed to by the customer and the supplier. The determination of this percentage distribution fee is typically based on customer size, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by the customer upon short notice.

In some cases the company may offer pricing that varies during the life of the contract, depending upon purchase volume and, as a result, the negotiated fixed percentage distribution fee may increase or decrease. Under these contracts, customers’ distribution fees may be re-set after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s distribution fee percentage is adjusted, the modified percentage distribution fee applies only to a customer’s purchases made following the change. Because customer sales volumes typically change gradually, changes in distribution fee percentages for individual customers under this type of arrangement have an insignificant effect on total company results.

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

Pricing for consulting and outsourcing is generally determined by the level of service provided. O&M also has arrangements that charge incremental fees for additional distribution and enhanced inventory management services, such as more frequent deliveries and distribution of products in small units of measure. Although the company’s sales personnel based in the distribution centers negotiate local arrangements and pricing levels with customers, corporate management has established minimum pricing levels and a contract review process.

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

Approximately 16% of O&M’s net sales in 2003 were sales of Johnson & Johnson Health Care Systems, Inc. products. Approximately 14% of O&M’s 2003 net sales were sales of products of the subsidiaries of Tyco International, which include the Kendall Company, United States Surgical and Mallinckrodt.

Information Technology

To support its strategic efforts, the company has developed information systems to manage all aspects of its operations, including warehouse and inventory management, asset management and electronic commerce. O&M believes that its investment in and use of technology in the management of its operations provides the company with a significant competitive advantage.

In 2002, O&M signed a seven-year agreement with Perot Systems Corporation to outsource its information technology (IT) operations, which include the management and operation of its mainframe computer and distributed services processing as well as application support, development and enhancement services. This agreement extends and expands a relationship that began in 1998. This relationship has allowed the company to provide resources to major IT initiatives, which support internal operations and enhance services to customers and suppliers.

The company has focused its technology expenditures on electronic commerce, data warehouse and decision support, supply chain management and warehousing systems, sales and marketing programs and services, as well as significant infrastructure enhancements. Owens & Minor is an industry leader in the use of electronic commerce to conduct business transactions with customers and suppliers, using OMDirectSM to supplement existing EDI and XML technologies.

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

Inventory

The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on suppliers, distributors and healthcare providers to create more efficient inventory management systems. O&M has responded to these ongoing challenges by developing inventory forecasting capabilities, a client/server warehouse management system, a product standardization and consolidation initiative, and a vendor-managed inventory process. This vendor-managed inventory process allows some of the company’s major suppliers to electronically monitor daily sales, inventory levels and product forecasts so they can automatically and accurately replenish O&M’s inventory.

Accounts Receivable

The company’s credit practices are consistent with those of other medical and surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and does not believe that the risk of loss associated with accounts receivable poses a significant risk to its results of operations.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M, Cardinal Health, and McKesson Medical-Surgical, a subsidiary of McKesson HBOC, Inc. The industry also includes smaller national distributors of medical and surgical supplies and a number of regional and local distributors.

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

Employees

At the end of 2003, the company had 3,245 full-time and part-time employees. O&M believes that ongoing employee training is critical to performance, using Owens & Minor University, an in-house training program including classes in leadership, management development, finance, operations and sales. Management believes that relations with employees are good.

Item 2. Properties

O&M’s corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in facilities leased from unaffiliated third parties. The company owns two undeveloped parcels of land adjacent to its corporate headquarters. The company also owns an undeveloped parcel of land in nearby Hanover County to be used for its future corporate headquarters, which is expected to be completed in late 2005. The company leases offices and warehouses for 40 of its distribution centers across the United States from unaffiliated third parties. In addition, the company has a warehousing arrangement in Honolulu, Hawaii with an unaffiliated third party. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Item 3. Legal Proceedings

See Note 19 to the Consolidated Financial Statements under Item 15.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 2003, there were approximately 13,500 common shareholders. See “Quarterly Financial Information” under Item 15 for high and low closing sales prices of the company’s common stock.

Item 6. Selected Financial Data

(in thousands, except ratios and per share data)

	2003	2002	2001	2000	1999
Summary of Operations:
Net sales	$4,244,067	$3,959,781	$3,814,994	$3,503,583	$3,194,134
Net income(1)(2)	$53,641	$47,267	$23,035	$33,088	$27,979
Net income, excluding goodwill amortization(1)(2)(3)	$53,641	$47,267	$28,363	$38,417	$32,807
Per Common Share:
Net income - basic	$1.52	$1.40	$0.69	$1.01	$0.86
Net income - diluted	$1.42	$1.27	$0.68	$0.94	$0.82
Average number of shares outstanding - basic	35,204	33,799	33,368	32,712	32,574
Average number of shares outstanding - diluted	39,333	40,698	40,387	39,453	39,098
Cash dividends	$0.35	$0.31	$0.2725	$0.2475	$0.23
Stock price at year end	$21.91	$16.42	$18.50	$17.75	$8.94
Book value at year end	$10.53	$7.96	$6.97	$6.41	$5.58
Per Common Share, Excluding Goodwill Amortization(3):
Net income - basic	$1.52	$1.40	$0.85	$1.17	$1.01
Net income - diluted	$1.42	$1.27	$0.81	$1.08	$0.95
Summary of Financial Position:
Working capital	$385,743	$385,023	$311,778	$233,637	$219,448
Total assets	$1,045,748	$1,009,477	$953,853	$867,548	$865,000
Long-term debt	$209,499	$240,185	$203,449	$152,872	$174,553
Mandatorily redeemable preferred securities	$—	$125,150	$132,000	$132,000	$132,000
Shareholders’ equity	$410,355	$271,437	$236,243	$212,772	$182,381
Selected Ratios:
Gross margin as a percent of net sales	10.5%	10.6%	10.7%	10.7%	10.7%
Selling, general and administrative expenses as a percent of net sales(2)	7.8%	7.8%	7.8%	7.7%	7.8%
Average inventory turnover	10.3	9.6	9.7	9.5	9.2
Current ratio	2.0	2.1	1.8	1.6	1.6

(1)	In 2002, 2001, 2000 and 1999, net income included reductions in a 1998 restructuring accrual of $0.5 million, $1.5 million, $0.8 million and $1.0 million, or $0.3 million, $0.8 million, $0.4 million and $0.6 million net of tax. See Note 3 to the Consolidated Financial Statements.
(2)	In 2002, net income included a charge to selling, general and administrative expenses of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services. In 2001, net income included a loss on early retirement of debt of $11.8 million, or $7.1 million net of tax, an impairment loss of $1.1 million on an investment in marketable equity securities and a provision for disallowed income tax deductions of $7.2 million. See Notes 6, 8 and 14 to the Consolidated Financial Statements.
(3)	Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill is no longer amortized. Data for 2001 and prior periods have been restated to exclude the effect of goodwill amortization in order to present a more meaningful comparison.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2003 Financial Results

Overview. In 2003, O&M earned net income of $53.6 million, or $1.42 per diluted common share, compared with $47.3 million, or $1.27 per diluted common share in 2002, and $23.0 million, or $0.68 per diluted common share in 2001. The increase from 2002 to 2003, which was 13% for net income and 12% for net income per diluted common share, resulted from increased sales, reduced financing costs, improved productivity in field operations and a lower effective tax rate, partially offset by increased spending on strategic initiatives and gross margin pressure. The increase from 2001 to 2002 was the result of increased sales, reduced financing costs, success in controlling operating expenses and improving productivity, the elimination of goodwill amortization, and several significant items described in more detail below.

Significant items that affect comparability of results. In 2002, the company incurred a $3.0 million charge, or $1.8 million net of tax, due to the cancellation of a mainframe computer services contract that was replaced by a new information technology agreement. In 2001, the company incurred the following expenses that affect year-to-year comparability:

•	A charge of $11.8 million, or $7.1 million net of tax, as a result of the early retirement of debt.

•	A $7.2 million additional tax provision related principally to disallowed interest deductions for corporate-owned life insurance for the years 1995 through 1998.

•	A $1.1 million impairment loss on an investment in marketable equity securities.

•	Goodwill amortization of $6.0 million, or $5.3 million, net of tax. Goodwill amortization was discontinued after 2001 as a result of the adoption of Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets.

Net income in 2002 and 2001 also included reductions in a restructuring reserve, originally established in 1998, of $0.3 million and $0.8 million, net of tax.

Results of Operations

The following table presents the company’s consolidated statements of income on a percentage of net sales basis:

Year ended December 31,	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	89.5	89.4	89.3

Gross margin	10.5	10.6	10.7
Selling, general and administrative expenses	7.8	7.8	7.8
Depreciation and amortization	0.4	0.4	0.4
Amortization of goodwill	—	—	0.2
Restructuring credit	—	(0.0)	(0.0)

Operating earnings	2.4	2.5	2.4
Interest expense, net	0.2	0.3	0.3
Discount on accounts receivable securitization	0.0	0.0	0.1
Loss (gain) on early retirement of debt	0.0	(0.0)	0.3
Loss (gain) on investment	(0.0)	—	0.0
Distributions on mandatorily redeemable preferred securities	0.1	0.2	0.2

Income before income taxes	2.1	2.0	1.4
Income tax provision	0.8	0.8	0.8

Net income	1.3%	1.2%	0.6%

Net sales. Net sales increased 7% to $4.24 billion for 2003, from $3.96 billion in 2002. Increased sales volume to existing customers accounted for the vast majority of the increase in sales, with the remainder of the increase contributed by new business.

Net sales increased by 4% to $3.96 billion for 2002, from $3.81 billion for 2001. During 2002, the company’s sales were affected by losses of certain customers in late 2001 and early 2002, including those who chose other distributors in 2001 in connection with the Novation contract renewal. In April 2001, the company signed a new distribution agreement with Novation, the supply company of VHA, Inc. and University HealthSystem Consortium, continuing its long-standing relationship with these organizations. Other new business awarded in early 2002 transitioned more slowly than expected; however, the new business, combined with penetration of existing accounts, more than offset the losses.

Gross margin. Gross margin as a percentage of net sales for 2003 decreased to 10.5% from 10.6% in 2002 and 10.7% in 2001. This decrease is primarily the result of competitive pricing pressure as well as increases in sales volume with larger customers.

Competitive pricing pressure has been a significant factor in recent years, and management expects this trend to continue. The company also has access to fewer inventory buying opportunities, as suppliers seek more restrictive agreements with distributors. The company is working to counteract the effects of these trends by offering customers a wide range of value-added services, such as OMSolutionsSM, PANDAC® and other programs, as well as expanding the MediChoice® private label product line. The company will also continue to work with suppliers on programs to enhance gross margin.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were 7.8% of sales in 2003, 2002 and 2001.

In late 2002, the company launched new strategic initiatives, which include the OMSolutionsSM and third-party logistics services, and Owens & Minor University, the company’s new in-house training program. In 2003, the company continued the implementation of these initiatives by hiring staff and marketing new services to customers. Spending on these initiatives increased gradually throughout 2003, with most of the expense being incurred during the second half of the year. Productivity improvements achieved in the core distribution business partially offset costs associated with the implementation of these initiatives. The company expects to continue to invest in these initiatives in 2004. The company will also continue to focus on operational standardization which management expects to result in productivity improvements.

In July 2002, the company entered into a seven-year information technology agreement with Perot Systems Corporation, expanding an existing outsourcing relationship. As a result of the agreement, O&M recorded a liability for termination costs of $3.0 million in connection with the cancellation of its then existing contract for mainframe computer services. This charge is included in SG&A expenses for 2002.

SG&A expense in 2002 was comparable as a percent of sales to 2001, despite the $3.0 million charge, partly as a result of a decrease in warehouse personnel costs made possible by the completion of significant customer and business transitions that occurred in 2001. Additionally, SG&A continued to improve as a result of ongoing company-wide efforts to increase productivity and reduce expenses.

Restructuring credits. As a result of the cancellation of a significant customer contract in 1998, the company recorded a restructuring charge of $6.6 million, after taxes, to downsize operations. The company periodically re-evaluates its restructuring reserve, and since the actions under this plan have resulted in lower projected total costs than originally anticipated, the company recorded reductions in the reserve in 2002 and 2001 of $0.5 million and $1.5 million, which have increased net income by $0.3 million and $0.8 million. These adjustments resulted primarily from the reutilization of warehouse space that had previously been vacated under the restructuring plan and the resolution of uncertainties related to potential asset write-offs. In 2003, 2002 and 2001, amounts of $0.4 million, $0.4 million and $0.3 million were charged against the restructuring liability. The remaining accrual consists of losses on a lease commitment for vacated office space.

Financing costs. The following table presents a summary of the company’s financing costs for 2003, 2002 and 2001:

(in millions)

Year ended December 31,	2003	2002	2001
Interest expense, net	$9.0	$10.4	$13.4
Discount on accounts receivable securitization	0.8	1.8	4.3
Distributions on mandatorily redeemable preferred securities	2.9	7.0	7.1

Net financing costs	12.7	19.2	24.8
Finance charge income	5.2	4.2	4.5

Financing costs excluding finance charge income	$17.9	$23.4	$29.3

The decrease in financing costs from 2002 to 2003 resulted primarily from reductions in outstanding financing, most significantly the repurchase of $20.8 million and conversion of $104.4 million of mandatorily redeemable preferred securities. In addition, 2002 financing costs included a write-off of $0.2 million of deferred financing costs related to the replacement of the company’s revolving credit facility, and $0.7 million in fees related to the origination of a new off-balance sheet receivables financing facility (Receivables Financing Facility).

The decrease in financing costs from 2001 to 2002 was primarily driven by lower outstanding financing and lower effective interest rates. Effective interest rates improved as a result of both the refinancing of the company’s long-term debt in mid-2001 and from decreases in short-term interest rates.

The company expects to continue to manage its financing costs by managing working capital levels. The repurchases and conversion of mandatorily redeemable preferred securities that took place in late 2002 and 2003 will reduce future financing costs by an annual rate of $7.1 million, compared to periods prior to the repurchase and conversion activity. In addition, future financing costs will be affected primarily by changes in short-term interest rates and working capital requirements.

Loss (gain) on early retirement of debt. In 2001, the company retired $150 million of 10.875% Senior Subordinated 10-year Notes due in 2006, replacing them with $200 million of 8.50% Senior Subordinated 10-year Notes. The early retirement resulted in a loss of $11.8 million, consisting of $8.4 million of retirement premiums, a $3.2 million write-off of debt issuance costs and $0.2 million of fees.

Losses and gains on early retirement of debt in 2002 and 2003 resulted from repurchases of the company’s mandatorily redeemable preferred securities.

Loss (gain) on investment. The company owned equity securities of a provider of business-to-business e-commerce services in the healthcare industry. The market value of these securities fell significantly below the company’s original cost basis and, as management believed that recovery in the near term was unlikely, the company recorded an impairment charge of $1.1 million in 2001. The company sold this investment in 2003 for a gain of $68 thousand over the adjusted cost basis.

Income taxes. The provision for income taxes was $34.2 million, compared with $31.0 million in 2002 and $29.8 million in 2001. Income tax expense for 2001 included a $7.2 million provision for estimated tax liabilities related principally to interest deductions for corporate-owned life insurance claimed on the company’s tax returns for the years 1995 through 1998. The company’s effective tax rate was 38.9% in 2003, compared with 39.6% in 2002 and 56.4% in 2001. The reduction in rate from 2002 to 2003 resulted primarily from lower effective state income tax rates. The effective tax rate in 2002 was lower than 2001 because of the $7.2 million provision mentioned above, nondeductible goodwill amortization expense in 2001, and lower effective state income tax rates.

Financial Condition, Liquidity and Capital Resources

Liquidity. In 2003, the company generated $94.9 million of cash flow from operations, compared with $14.3 million used for operations in 2002 and $1.6 million provided by operations in 2001. In both 2002 and 2001, the company reduced its sales of accounts receivable under its Receivables Financing Facility, resulting in $70 million and $10 million decreases in operating cash flow. The company uses the facility as a source of short-term financing, selling receivables as needed to provide cash for operations. Cash flows in 2003 were positively affected by improved collections of accounts receivable as well as timing of payments for inventory purchases. Accounts receivable days sales outstanding at December 31, 2003 were 27.8 days, compared with 32.0 days at December 31, 2002. Inventory turnover improved from 9.6 times in 2002 to 10.3 times in 2003.

Excluding the effect of sales of accounts receivable, operating cash flows in 2002 were favorable to 2001, as a result of inventory reductions made possible by the completion of customer transitions that began in 2001.

On July 2, 2001, the company issued $200 million of 8.50% Senior Subordinated Notes which mature in July 2011. The proceeds from these notes were used to retire the company’s $150 million of 10.875% Senior Subordinated Notes and to reduce the amount of outstanding financing under the Receivables Financing Facility. In conjunction with the new notes, the company entered into interest rate swap agreements through 2011 under which the company pays counterparties a variable rate based on London Interbank Offered Rate (LIBOR) and the counterparties pay the company a fixed interest rate of 8.50% on a notional amount of $100 million.

Effective April 30, 2002, the company replaced its revolving credit facility with an agreement expiring in April 2005. The credit limit of the facility is $150 million, of which $6.5 million is reserved for certain letters of credit. The interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate. Under the facility, the company is charged a commitment fee of between 0.30% and 0.40% on the unused portion of the facility, and a utilization fee of 0.25% if borrowings exceed $75 million. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2003, the company was in compliance with these covenants.

Effective April 30, 2002, the company replaced its Receivables Financing Facility with an agreement expiring in April 2005. Under the terms of the facility, O&M Funding is entitled to sell, without recourse, up to $225 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The terms of the agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2003, the company was in compliance with these covenants.

In November 2002, the company announced a repurchase plan representing a combination of its common stock and its $2.6875 Term Convertible Securities, Series A issued by the company’s wholly owned subsidiary Owens & Minor Trust I (Securities). Under this plan, up to $50 million of Securities and common stock, with a maximum of $35 million in common stock, could be purchased by the company. The shares of common stock and Securities could be acquired from time to time at management’s discretion through December 31, 2003 in the open market, in block trades, in private transactions or otherwise. In December 2002, the company repurchased 137,000 Securities for $6.6 million. In the first quarter of 2003, the company repurchased an additional 415,449 Securities for $20.4 million, and 661,500 shares of common stock for $10.9 million. The repurchase of Securities resulted in a gain of $84 thousand in 2002 and a loss of $157 thousand in 2003.

In the third quarter of 2003, the company initiated and completed the redemption of its outstanding Securities, resulting in the conversion of $104.4 million of Securities into 5.1 million shares of common stock. The remaining Securities, representing a liquidation value of $27 thousand, were redeemed by the company.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2003, O&M had $143.5 million of unused credit under its revolving credit facility and $225.0 million of unused financing under its Receivables Financing Facility.

The following is a summary of the company’s significant contractual obligations as of December 31, 2003:

(in millions) Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$200.0	$—	$—	$—	$200.0
Purchase obligations(2)	166.2	30.1	59.4	59.4	17.3
Operating leases(2)	72.3	25.2	32.2	12.1	2.8
Capital lease obligations(1)	0.2	0.1	0.1	—	—
Other long-term liabilities(3)	28.5	0.7	2.3	6.4	19.1

Total contractual obligations	$467.2	$56.1	$94.0	$77.9	$239.2

(1)	See Note 8 to the Consolidated Financial Statements.
(2)	See Note 18 to the Consolidated Financial Statements.
(3)	Other long-term liabilities represent obligations for retirement plans. Expected timing of payments is based on actuarial assumptions and actual timing of payments could vary significantly from amounts projected. See Note 13 to the Consolidated Financial Statements.

Capital Expenditures. Capital expenditures were approximately $17.7 million in 2003, compared to $9.8 million in 2002 and $16.8 million in 2001. The increase from 2002 to 2003 included $6.1 million of additional spending on computer software, as the company focused on upgrading its information systems. In 2004, the company expects to incur expenditures for design and construction of a new corporate headquarters building, while reducing capital spending on upgrading its information systems.

In 2001, the company spent $3.3 million to purchase land for its future corporate headquarters. The remaining decrease in spending from 2001 to 2002 was a result of lower spending on software development and fewer warehouse relocations.

Off Balance Sheet Arrangements

The company uses an off balance sheet accounts receivable financing facility that expires in April 2005. Under the terms of the facility, O&M Funding, a wholly-owned, consolidated subsidiary, is entitled to sell, without recourse, up to $225 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The terms of the agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

The company uses this facility as an economical means of financing, as the cost of selling accounts receivable is typically lower than the cost of interest for an equivalent amount of debt. However, due to the company’s favorable cash flow, it used the facility much less in 2003 than in 2002. As of December 31, 2003 and 2002, there were no receivables sold under the Receivables Financing Facility.

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

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on many factors such as industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. At December 31, 2003, the company had accounts and notes receivable of $353.4 million, net of allowances of $8.3 million. An unexpected bankruptcy or other adverse change in financial condition of a customer could result in increases in these allowances, which could have a material effect on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2003, the company had inventory of $384.3 million, net of an allowance of $1.9 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin, and net income. The company actively manages its inventory levels to minimize the risk of loss and has consistently achieved a high level of inventory turnover.

Goodwill. On January 1, 2002, the company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. The provisions of SFAS 142 state that goodwill should not be amortized but should be tested for impairment upon adoption of the standard and, at least annually, at the reporting unit level. As a result, the company no longer records goodwill amortization expense.

The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142 on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $198.1 million at December 31, 2003.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as a change in discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or on a different organization structure, could produce materially different results.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) as of March 31, 2004. Management does not expect application of this Interpretation to have a material effect on the company’s financial condition or results of operations.

Customer Risk

The company is subject to risks associated with changes in the healthcare industry, including competition and continued efforts to control costs, which place pressure on operating earnings, changes in the way medical and surgical services are delivered, and changes in manufacturer preferences between the sale of product directly to hospital customers and the use of wholesale distribution. The loss of one of the company’s larger customers could have a significant effect on its business.

Forward-Looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to, general economic and business conditions; the ability of the company to implement its strategic initiatives; dependence on sales to certain customers; dependence on suppliers; changes in manufacturer terms and policies as well as preferences between direct sales and wholesale distribution; competition; changing trends in customer profiles; the ability of the company to meet customer demand for additional value added services; the ability to convert customers to CostTrackSM; the availability of supplier incentives; the ability to capitalize on buying opportunities; the ability of business partners to perform their contractual responsibilities; the ability to manage operating expenses; the ability of the company to manage financing costs and interest rate risk; the risk that a decline in business volume or profitability could result in an impairment of goodwill; the ability to timely or adequately respond to technological advances in the medical supply industry; the ability to successfully identify, manage or integrate possible future acquisitions; the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and changes in government regulations. As a result of these and other factors, no assurance can be given as to the company’s future results. The company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future results, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The company is exposed to market risk from both changes in interest rates related to its interest rate swaps and revolving credit facility, and changes in discount rates related to its Receivables Financing Facility. Interest expense and discount on accounts receivable securitization are subject to change as a result of movements in interest rates. As of December 31, 2003, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding financing under its Receivables Financing Facility at December 31, 2003. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding financing under the Receivables Financing Facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part III

Items 10-14.

Information required by Items 10-14 can be found under “Corporate Officers” on page 15 of the Annual Report (or at the end of this electronic filing) and the registrant’s 2004 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a) The following documents are filed as part of this report:

b) Reports on Form 8-K:

The company filed a Current Report on Form 8-K dated October 15, 2003, under Items 7 and 9, announcing its earnings for the third quarter ended September 30, 2003.

c) Exhibits:

See Index to Exhibits on page 50.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2003	2002	2001
Net sales	$4,244,067	$3,959,781	$3,814,994
Cost of goods sold	3,798,073	3,539,911	3,406,758

Gross margin	445,994	419,870	408,236
Selling, general and administrative expenses	329,775	307,015	296,807
Depreciation and amortization	15,718	15,926	16,495
Amortization of goodwill	—	—	5,974
Restructuring credit	—	(487)	(1,476)

Operating earnings	100,501	97,416	90,436
Interest expense, net	8,958	10,403	13,363
Discount on accounts receivable securitization	757	1,782	4,330
Loss (gain) on early retirement of debt	157	(84)	11,780
Loss (gain) on investment	(68)	—	1,071
Distributions on mandatorily redeemable preferred securities	2,898	7,034	7,095

Income before income taxes	87,799	78,281	52,797
Income tax provision	34,158	31,014	29,762

Net income	$53,641	$47,267	$23,035

Net income per common share - basic	$1.52	$1.40	$0.69
Net income per common share - diluted	$1.42	$1.27	$0.68
Cash dividends per common share	$0.35	$0.31	$0.2725

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2003	2002
Assets
Current assets
Cash and cash equivalents	$16,335	$3,361
Accounts and notes receivable, net	353,431	354,856
Merchandise inventories	384,266	351,835
Other current assets	27,343	19,701

Total current assets	781,375	729,753
Property and equipment, net	21,088	21,808
Goodwill	198,063	198,139
Deferred income taxes	—	3,950
Other assets, net	45,222	55,827

Total assets	$1,045,748	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$314,723	$259,597
Accrued payroll and related liabilities	13,279	12,985
Deferred income taxes	24,003	20,369
Other accrued liabilities	43,627	51,779

Total current liabilities	395,632	344,730
Long-term debt	209,499	240,185
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	125,150
Deferred income taxes	2,350	—
Other liabilities	27,912	27,975

Total liabilities	635,393	738,040

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 38,979 shares and 34,113 shares	77,958	68,226
Paid-in capital	118,843	30,134
Retained earnings	220,468	179,554
Accumulated other comprehensive loss	(6,914)	(6,477)

Total shareholders’ equity	410,355	271,437

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,045,748	$1,009,477

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2003	2002	2001
Operating activities
Net income	$53,641	$47,267	$23,035
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	15,718	15,926	22,469
Restructuring credit	—	(487)	(1,476)
Loss (gain) on early retirement of debt	157	(84)	11,780
Loss (gain) on investment	(68)	—	1,071
Deferred income taxes	10,216	(8,002)	11,268
Provision for LIFO reserve	3,306	4,131	4,264
Provision for losses on accounts and notes receivable	2,778	2,673	2,347
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	(1,353)	(23,294)	5,323
Net decrease in receivables sold	—	(70,000)	(10,000)
Merchandise inventories	(35,737)	33,538	(78,198)
Accounts payable	52,626	(40,059)	10,049
Net change in other current assets and current liabilities	(14,976)	14,702	(4,664)
Other assets	6,036	353	766
Other liabilities	(394)	6,534	1,053
Other, net	2,954	2,540	2,554

Cash provided by (used for) operating activities	94,904	(14,262)	1,641

Investing activities
Additions to property and equipment	(6,597)	(4,815)	(10,147)
Additions to computer software	(11,054)	(4,942)	(6,686)
Other, net	520	9	(858)

Cash used for investing activities	(17,131)	(9,748)	(17,691)

Financing activities
Net proceeds from issuance of long-term debt	—	—	194,331
Retirement of long-term debt	—	—	(158,594)
Repurchase of mandatorily redeemable preferred securities	(20,439)	(6,594)	—
Repurchase of common stock	(10,884)	—	—
Net proceeds from (payments on) revolving credit facility	(27,900)	27,900	(2,200)
Cash dividends paid	(12,727)	(10,567)	(9,182)
Proceeds from exercise of stock options	4,672	1,992	8,255
Increase (decrease) in drafts payable	2,500	13,000	(14,900)
Other, net	(21)	687	(1,333)

Cash provided by (used for) financing activities	(64,799)	26,418	16,377

Net increase in cash and cash equivalents	12,974	2,408	327
Cash and cash equivalents at beginning of year	3,361	953	626

Cash and cash equivalents at end of year	$16,335	$3,361	$953

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)
	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2000	33,180	$66,360	$18,039	$129,001	$(628)	$212,772
Net income				23,035		23,035
Other comprehensive income (loss), net of tax:
Unrealized gain on investment					272	272
Reclassification of unrealized loss to net income					642	642
Minimum pension liability adjustment					(1,848)	(1,848)

Comprehensive income						22,101

Issuance of restricted stock, net of forfeitures	55	110	813			923
Unearned compensation			(173)			(173)
Cash dividends				(9,182)		(9,182)
Exercise of stock options	696	1,392	9,237			10,629
Other	(46)	(92)	(735)			(827)

Balance December 31, 2001	33,885	67,770	27,181	142,854	(1,562)	236,243
Net income				47,267		47,267
Other comprehensive loss, net of tax:
Unrealized loss on investment					(222)	(222)
Minimum pension liability adjustment					(4,693)	(4,693)

Comprehensive income						42,352

Issuance of restricted stock, net of forfeitures	53	106	909			1,015
Unearned compensation			(62)			(62)
Cash dividends				(10,567)		(10,567)
Exercise of stock options	219	438	2,842			3,280
Other	(44)	(88)	(736)			(824)

Balance December 31, 2002	34,113	68,226	30,134	179,554	(6,477)	271,437
Net income				53,641		53,641
Other comprehensive loss, net of tax:
Unrealized loss on investment					(23)	(23)
Reclassification of unrealized gain to net income					(41)	(41)
Minimum pension liability adjustment					(373)	(373)

Comprehensive income						53,204

Conversion of mandatorily redeemable preferred securities	5,059	10,118	92,279			102,397
Repurchase of common stock	(662)	(1,324)	(9,560)			(10,884)
Issuance of restricted stock, net of forfeitures	73	146	1,129			1,275
Unearned compensation			(170)			(170)
Cash dividends				(12,727)		(12,727)
Exercise of stock options	539	1,078	7,938			9,016
Other	(143)	(286)	(2,907)			(3,193)

Balance December 31, 2003	38,979	$77,958	$118,843	$220,468	$(6,914)	$410,355

See accompanying notes to consolidated financial statements.

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

Accounts and Notes Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. The allowances are estimated based on many factors such as industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $8.3 million and $6.8 million have been applied as reductions of accounts receivable at December 31, 2003 and 2002.

Merchandise Inventories. The company’s merchandise inventories are stated at the lower of cost or market. Inventories are valued on a last-in, first-out (LIFO) basis.

Property and Equipment. Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to eight years for warehouse equipment and three to eight years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

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

The implementation provisions of SFAS 142 also require the company to evaluate its existing intangible assets and goodwill acquired in purchase business combinations, and to make any necessary reclassifications. At implementation, the company had no separately identifiable intangible assets from purchase business combinations that are recorded either separately or within goodwill.

Prior to 2002, goodwill was amortized on a straight-line basis over 40 years from the dates of acquisition and was evaluated for impairment based upon management’s assessment of undiscounted future cash flows, in

Notes to Consolidated Financial Statements—(Continued)

accordance with the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Amortization expense related to goodwill for 2001 was $6.0 million. The following table presents the company’s net income for the years 2003, 2002 and 2001, adjusted to exclude goodwill amortization expense and related tax benefits:

(in thousands)

Year Ended December 31,	2003	2002	2001
Net income	$53,641	$47,267	$23,035
Goodwill amortization, net of tax benefit	—	—	5,328

Adjusted net income	$53,641	$47,267	$28,363

Per common share - basic:
Adjusted net income	$1.52	$1.40	$0.85
Per common share - diluted:
Adjusted net income	$1.42	$1.27	$0.81

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net in the consolidated balance sheets. Unamortized software at December 31, 2003 and 2002 was $22.2 million and $20.0 million. Depreciation and amortization expense includes $8.2 million, $7.7 million and $7.6 million of software amortization for the years ended December 31, 2003, 2002 and 2001.

Investment. Until December 2003, the company held equity securities that were classified as available-for-sale, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and were included in other assets, net in the consolidated balance sheets at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. Declines in market value that were considered other than temporary were reclassified to net income.

Revenue Recognition. The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectibility is reasonably assured.

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

Notes to Consolidated Financial Statements—(Continued)

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

(in thousands)

Year Ended December 31,	2003	2002	2001
Net income	$53,641	$47,267	$23,035
Add: Stock-based employee compensation expense included in reported net income, net of tax	674	572	464
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,787)	(1,654)	(1,672)

Pro forma net income	$52,528	$46,185	$21,827

Per common share - basic:
Net income, as reported	$1.52	$1.40	$0.69
Pro forma net income	$1.49	$1.37	$0.65
Per common share - diluted:
Net income, as reported	$1.42	$1.27	$0.68
Pro forma net income	$1.39	$1.24	$0.64

The weighted average fair value of options granted in 2003, 2002 and 2001 was $4.80, $4.49 and $5.37, per option. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.7%-2.6% in 2003, 1.6%-2.1% in 2002 and 1.4%-1.7% in 2001; expected volatility of 34.4%-36.9% in 2003, 39.1%-40.6% in 2002 and 41.4% in 2001; risk-free interest rate of 2.5%-2.9% in 2003, 3.0%-4.3% in 2002 and 4.4% in 2001; and expected lives of 4 years in 2003, 2002 and 2001. Other disclosures required by SFAS 123 are included in Note 12.

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

The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. These swaps are recognized on the balance sheet at their fair value, based on estimates of the prices obtained from a dealer. All of the company’s interest rate swaps since the implementation of SFAS 133 have been designated as hedges of the fair value of a portion of the company’s long-term debt and, accordingly, the changes in the fair value of the swaps and the changes in the fair value of the hedged item attributable to the hedged risk are recognized as a charge or credit to interest expense. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the swaps are highly effective in offsetting changes in the fair values of the hedged items. If it is determined that an interest rate swap has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively. If an interest rate swap is

Notes to Consolidated Financial Statements—(Continued)

terminated, no gain or loss is recognized, since the swaps are recorded at fair value. However, the change in fair value of the hedged item attributable to hedged risk is amortized to interest expense over the remaining life of the hedged item. If the hedged item is terminated prior to maturity, the interest rate swap, if not terminated at the same time, becomes an undesignated derivative and its subsequent changes in fair value are recognized in income.

Operating Segments. As defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 2003, the company had one operating segment.

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

On January 1, 2003, the company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of SFAS 145 address the termination of extraordinary item treatment for gains and losses on early retirement of debt. As a result, effective January 1, 2003, the company presents gains and losses on early retirement of debt within income from continuing operations for current and prior periods. Adoption of this standard did not affect the company’s financial condition or results of operations but did change the presentation of the company’s consolidated financial statements for the years ended December 31, 2002, and 2001 regarding the classification of gains and losses on early retirement of debt.

On January 1, 2003, the company adopted the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS 146 modify the accounting for the costs of exit and disposal activities by requiring that liabilities for those activities be recognized when the liability is incurred. Previous accounting literature permitted recognition of some exit and disposal liabilities at the date of commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002. The company has not incurred any significant exit or disposal costs since the effective date of this statement.

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

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB

Notes to Consolidated Financial Statements—(Continued)

Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor, in its interim and annual financial statements, about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The application of this Interpretation affected some disclosures, but did not have a material effect on the company’s financial condition or results of operations.

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

In December 2003, the FASB revised SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised standard requires disclosures in addition to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Most of the additional disclosure requirements are effective for the company as of December 31, 2003, with the remaining requirements effective as of December 31, 2004. The adoption of the revised standard did not affect the company’s financial condition or results of operations. The company’s disclosures in Note 13 incorporate the new requirements of this statement.

Note 2—Acquisition

On July 30, 1999, the company acquired certain net assets of Medix, Inc. (Medix), a distributor of medical and surgical supplies. In connection with the acquisition, management adopted a plan for integration of the businesses that included closure of some Medix facilities and consolidation of certain administrative functions. An accrual was established to provide for certain costs of this plan. The integration accrual was re-evaluated in 2003, 2002 and 2001, resulting in reductions in the accrual of $0.1 million, $0.2 million and $0.6 million. The accrual adjustments were recorded as reductions in goodwill, as they reduced the purchase price of the Medix acquisition. The following table sets forth the major components of the accrual and activity through December 31, 2003:

(in thousands)	Exit Plan Provision	Charges	Adjustments	Balance at December 31, 2003
Losses under lease commitments	$1,643	$1,094	$(549)	$—
Employee separations	395	350	(45)	—
Other	685	427	(218)	40

Total	$2,723	$1,871	$(812)	$40

The employee separations relate to severance costs for employees in operations and activities that were exited. Approximately 40 employees were terminated. While the integration of the Medix business was completed in 2001, the company continues to make payments under certain obligations.

Note 3—Restructuring

In 1998, the company recorded a nonrecurring restructuring charge of $11.2 million as a result of the cancellation of a significant medical/surgical distribution contract. The restructuring plan included reductions in warehouse space and in the number of employees in those facilities that had the highest volume of business under that contract. The company periodically re-evaluates its estimate of the remaining costs to be incurred and, as a

Notes to Consolidated Financial Statements—(Continued)

result, reduced the accrual by $0.1 million in 2003, $0.5 million in 2002, and $1.5 million in 2001. These adjustments resulted primarily from the reutilization of warehouse space that had previously been vacated under the restructuring plan and the resolution of uncertainties related to potential asset write-offs. Approximately 130 employees were terminated in connection with the restructuring plan.

The following table sets forth the activity in the restructuring accrual through December 31, 2003:

(in thousands)	Restructuring Provision	Charges	Adjustments	Balance at December 31, 2003
Losses under lease commitments	$4,194	$3,621	$(159)	$414
Asset write-offs	3,968	2,012	(1,956)	—
Employee separations	2,497	1,288	(1,209)	—
Other	541	99	(442)	—

Total	$11,200	$7,020	$(3,766)	$414

Note 4—Merchandise Inventories

The company’s merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $43.3 million and $40.0 million as of December 31, 2003 and 2002.

Note 5—Property and Equipment

The company’s investment in property and equipment consists of the following:

(in thousands)

December 31,	2003	2002
Warehouse equipment	$26,934	$25,665
Computer equipment	36,808	36,598
Office equipment and other	13,639	13,094
Leasehold improvements	12,082	11,716
Land and improvements	5,681	5,263

	95,144	92,336

Accumulated depreciation and amortization	(74,056)	(70,528)

Property and equipment, net	$21,088	$21,808

Depreciation and amortization expense for property and equipment in 2003, 2002 and 2001 was $7.5 million, $8.2 million, and $8.9 million.

Note 6—Investment

Until December 2003, the company owned equity securities of a provider of business-to-business e-commerce services to the healthcare industry. The company sold this investment in December 2003, for a gain of $68 thousand. Net income for the year ended December 31, 2001, included an impairment charge of $1.1 million, as the market value of these securities fell significantly below the company’s original cost basis and management believed that recovery in the near term was unlikely. As of December 31, 2002, the fair value (based on the quoted market price), gross unrealized gains, and adjusted cost basis of the investment was $257 thousand, $106 thousand, and $151 thousand.

Notes to Consolidated Financial Statements—(Continued)

Note 7—Accounts Payable

Accounts payable balances were $314.7 million and $259.6 million as of December 31, 2003 and 2002, of which $272.2 million and $219.6 million were trade accounts payable and $42.5 million and $40.0 million, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 8—Debt

The company’s long-term debt consists of the following:

(in thousands)

December 31,	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
8.5% Senior Subordinated Notes, $200 million par value, mature July 2011	$209,364	$219,500	$212,285	$213,250

Revolving Credit Facility with interest based on London Interbank Offered Rate (LIBOR), Federal Funds Rate or Prime Rate, expires April 2005, credit limit of $150 million	—	—	27,900	27,900
Capital leases	194	194	—	—

Total debt	209,558	219,694	240,185	241,150
Less current maturities	(59)	(59)	—	—

Long-term debt	$209,499	$219,635	$240,185	$241,150

In July 2001, the company issued $200.0 million of 8.5% Senior Subordinated 10-year notes (2011 Notes) which mature on July 15, 2011. Interest on the 2011 Notes is payable semi-annually on January 15 and July 15, beginning January 15, 2002. The 2011 Notes are redeemable on or after July 15, 2006, at the company’s option, subject to certain restrictions. The 2011 Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company, other than O&M Funding Corp. (OMF) and Owens & Minor Trust I. Under these guarantees, the guarantor subsidiaries would be required to pay up to the full balance of the debt in the event of default of Owens & Minor, Inc. The net proceeds from the 2011 Notes were used to retire the 10.875% Senior Subordinated 10-year Notes due in 2006 (2006 Notes) and to reduce the amount of outstanding financing under the company’s off balance sheet receivable financing facility.

The early retirement of the 2006 Notes in 2001 resulted in a loss on early retirement of debt of $11.8 million, consisting of $8.4 million of retirement premiums, a $3.2 million write-off of debt issuance costs, and $0.2 million of fees.

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

Net interest expense includes finance charge income of $5.2 million, $4.2 million and $4.5 million in 2003, 2002 and 2001. Finance charge income represents charges to customers for past due balances on their accounts. Cash payments for interest expense during 2003, 2002 and 2001 were $13.3 million, $14.9 million and

Notes to Consolidated Financial Statements—(Continued)

$10.8 million. In 2003, $0.2 million of interest cost was capitalized relating to long-term capital projects, including design and construction of a new corporate headquarters and development of information systems infrastructure. No interest cost was capitalized in 2002 or 2001.

The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. As of December 31, 2003, the company had no long-term debt due within the next five years. The future minimum capital lease payments, net of interest, for the five years subsequent to December 31, 2003, are $59 thousand in 2004, $67 thousand in 2005, $65 thousand in 2006, $3 thousand in 2007, and none in 2008.

Note 9—Off Balance Sheet Receivables Financing Facility

In April 2002, the company replaced its off balance sheet receivables financing facility (Receivables Financing Facility) with a new agreement expiring in April 2005. Under the terms of the new facility, O&M Funding is entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The terms of the agreement require the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restrict the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. The company continues to service the receivables that are transferred under the facility on behalf of the purchasers at estimated market rates. Accordingly, the company has not recognized a servicing asset or liability.

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

At December 31, 2003 and 2002, there were no receivables sold under the Receivables Financing Facility.

Note 10—Derivative Financial Instruments

The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. In July 2001, the company entered into interest rate swap agreements of $100.0 million notional amounts that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were designated as fair value hedges of a portion of the company’s 2011 Notes and, as the terms of the swaps are identical to the terms of the Notes, qualify for an assumption of no ineffectiveness under the provisions of SFAS 133. Under these agreements, expiring in July 2011, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 8.5%. Previously, the company had similar interest rate swap agreements of $100.0 million notional amounts that were designated as fair value hedges of a portion of the company’s 2006 Notes. These swaps were cancelled by their respective counterparties on May 28, 2001. Under these agreements, the company paid the counterparties a variable rate based on LIBOR and the counterparties paid the company a fixed interest rate ranging from 7.35% to 7.38%.

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate

Notes to Consolidated Financial Statements—(Continued)

swaps at December 31, 2003 and 2002 was $8.8 million and $11.6 million, net of accrued interest. The fair value of the swaps was recorded in other assets on the consolidated balance sheet.

The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company’s exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

Note 11—Mandatorily Redeemable Preferred Securities

In May 1998, Owens & Minor Trust I (Trust), a statutory business trust sponsored and wholly owned by Owens & Minor, Inc. (O&M), issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A (Securities), for aggregate proceeds of $132.0 million. Each Security had a liquidation value of $50. The net proceeds were invested by the Trust in 5.375% Junior Subordinated Convertible Debentures of O&M (Debentures). The Debentures were the sole assets of the Trust. O&M applied substantially all of the net proceeds of the Debentures to repurchase 1,150,000 shares of its Series B Cumulative Preferred Stock at its par value.

The Securities accrued and paid quarterly cash distributions at an annual rate of 5.375% of the liquidation value. Each Security was convertible into 2.4242 shares of the common stock of O&M at the holder’s option prior to May 1, 2013. The Securities were mandatorily redeemable upon the maturity of the Debentures on April 30, 2013, and could be redeemed by the company in whole or in part after May 1, 2001. The obligations of the Trust, as provided under the term of the Securities, were fully and unconditionally guaranteed by O&M.

In 2002, the company announced a $50 million repurchase plan for a combination of its common stock and its Securities. Under the plan, the company repurchased 137,000 Securities in 2002 and an additional 415,984 Securities in 2003. During the third quarter of 2003, the company initiated and completed the redemption of all the remaining Securities. As a result, Securities with a liquidation amount of $104.4 million were converted into 5.1 million shares of Owens & Minor common stock and Securities with a liquidation amount of $27 thousand were redeemed at a redemption price of 102.0156 percent of the liquidation amount. The repurchases and redemptions resulted in a gain of $84 thousand in 2002 and a loss of $157 thousand in 2003. The estimated fair value, based on quoted market prices, and carrying amount of the Securities was $123.3 million and $125.2 million at December 31, 2002. As of December 31, 2002, the company had accrued $1.1 million of distributions related to the Securities.

Note 12—Stock-based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 2003, approximately 0.9 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans generally vest over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 2003, there were no SARs outstanding.

The company has a Management Equity Ownership Program. This program requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers who meet specified ownership goals in a given year are awarded restricted stock under the provisions of

Notes to Consolidated Financial Statements—(Continued)

the program. The company also has an Annual Incentive Plan. Under the plan, certain employees may be awarded restricted stock based on pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. In 2003, 2002 and 2001, the company issued 76 thousand, 53 thousand and 72 thousand shares of restricted stock, at weighted-average market values of $17.45, $19.21 and $15.79. Amortization of unearned compensation for restricted stock awards was approximately $1.1 million, $1.0 million and $0.8 million for 2003, 2002 and 2001.

The following table summarizes the activity and terms of outstanding options at December 31, 2003, and for the years in the three-year period then ended:

(in thousands, except per share data)
	2003		2002		2001
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding at beginning of year	2,371	$13.83	2,219	$13.46	2,503	$12.82
Granted	362	18.66	378	15.26	480	16.03
Exercised	(539)	13.48	(219)	12.51	(696)	13.01
Expired/cancelled	(10)	16.85	(7)	14.64	(68)	11.56

Outstanding at end of year	2,184	$14.71	2,371	$13.83	2,219	$13.46

Exercisable options at end of year	1,542	$13.78	1,642	$13.68	1,413	$13.56

At December 31, 2003, the following option groups were outstanding:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 8.31 - 12.00	259	$8.91	5.80	259	$8.91	5.80
$ 12.01 - 15.00	1,057	$14.07	4.25	853	$13.88	4.05
$ 15.01 - 18.00	473	$15.86	3.83	337	$15.84	3.64
$ 18.01 - 24.60	395	$18.83	6.85	93	$18.99	8.55

	2,184	$14.71	4.81	1,542	$13.78	4.52

Note 13—Retirement Plans

Savings and Protection Plan. The company maintains a voluntary 401(k) Savings and Retirement Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary, subject to certain limits. This contribution can be increased at the company’s discretion. The company incurred approximately $3.3 million, $3.1 million and $3.0 million of expenses related to this plan in 2003, 2002 and 2001.

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The company contributed $2.4 million to the plan in 2003 and does not expect to make a contribution in 2004.

Notes to Consolidated Financial Statements—(Continued)

The company invests the assets of the pension plan in order to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. As of December 31, 2003 and 2002, the plan consisted of the following types of investments, compared to the target allocation:

December 31,	2003	2002	Target
Equity securities	73%	72%	71%
Debt securities	23%	23%	24%
Real estate	4%	5%	5%

Total	100%	100%	100%

As of December 31, 2003 and 2002, plan assets included 34,444 shares of the company’s common stock, representing 3% of total plan assets in 2003 and 2002.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation.

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)
	Pension Plan		Retirement Plan
December 31,	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation, beginning of year	$25,077	$22,668	$18,468	$14,717
Service cost	—	—	846	599
Interest cost	1,650	1,599	1,232	1,055
Actuarial loss	2,382	1,890	2,818	2,340
Benefits paid	(1,216)	(1,080)	(294)	(243)

Benefit obligation, end of year	$27,893	$25,077	$23,070	$18,468

Change in plan assets
Fair value of plan assets, beginning of year	$17,197	$21,454	$—	$—
Actual return on plan assets	4,068	(3,177)	—	—
Employer contribution	2,441	—	294	243
Benefits paid	(1,216)	(1,080)	(294)	(243)

Fair value of plan assets, end of year	$22,490	$17,197	$—	$—

Funded status
Funded status at December 31	$(5,403)	$(7,880)	$(23,070)	$(18,468)
Unrecognized net actuarial loss	9,292	9,876	8,348	5,898
Unrecognized prior service cost	—	—	2,409	2,691

Net amount recognized	$3,889	$1,996	$(12,313)	$(9,879)

Amounts recognized in the consolidated balance sheets
Accrued benefit cost	$(5,403)	$(7,880)	$(16,764)	$(13,416)
Intangible asset	—	—	2,409	2,691
Accumulated other comprehensive loss	9,292	9,876	2,042	846

Net amount recognized	$3,889	$1,996	$(12,313)	$(9,879)

Accumulated benefit obligation	$27,893	$25,077	$16,764	$13,416

Weighted average assumptions used to determine benefit obligation
Discount rate	6.10%	6.75%	6.10%	6.75%
Rate of increase in future compensation levels	n/a	n/a	5.50%	5.50%

Notes to Consolidated Financial Statements—(Continued)

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)

Year ended December 31,	2003	2002	2001
Service cost	$846	$599	$760
Interest cost	2,882	2,654	2,396
Expected return on plan assets	(1,458)	(1,759)	(2,130)
Amortization of prior service cost	282	281	282
Amortization of transition obligation	—	41	41
Recognized net actuarial loss	726	209	56

Net periodic pension cost	$3,278	$2,025	$1,405

Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.75%	7.25%	6.75-7.75%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	8.50%

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumption also takes into account expenses that are paid directly by the plan.

All measurements of the pension plan assets and benefit obligations are as of December 31, except for the real estate investments which are measured as of September 30.

Note 14—Income Taxes

The income tax provision consists of the following:

(in thousands)

Year ended December 31,	2003	2002	2001
Current tax provision:
Federal	$20,845	$33,639	$14,851
State	3,097	5,377	3,643

Total current provision	23,942	39,016	18,494

Deferred tax provision (benefit):
Federal	9,168	(7,181)	9,859
State	1,048	(821)	1,409

Total deferred provision (benefit)	10,216	(8,002)	11,268

Total income tax provision	$34,158	$31,014	$29,762

A reconciliation of the federal statutory rate to the company’s effective income tax rate is shown below:

Year ended December 31,	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.3	3.7	4.8
Provision for COLI contingency	—	—	13.6
Nondeductible goodwill amortization	—	—	2.9
Other, net	0.6	0.9	0.1

Effective rate	38.9%	39.6%	56.4%

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

Year ended December 31,	2003	2002
Deferred tax assets:
Allowance for losses on accounts and notes receivable	$1,508	$1,844
Accrued liabilities not currently deductible	6,569	6,518
Property and equipment	934	1,113
Employee benefit plans	10,292	10,952
Other	1,303	1,899

Total deferred tax assets	20,606	22,326

Deferred tax liabilities:
Merchandise inventories	32,434	28,540
Goodwill	5,918	4,322
Computer software	6,053	3,741
Other	2,554	2,142

Total deferred tax liabilities	46,959	38,745

Net deferred tax liability	$(26,353)	$(16,419)

Cash payments for income taxes for 2003, 2002 and 2001 were $33.1 million, $34.4 million and $23.5 million.

In August 2000, the company received notice from the Internal Revenue Service (IRS) that it had disallowed certain prior years’ deductions for interest on loans associated with the company’s corporate-owned life insurance (COLI) program for the years 1995 to 1998. Management believed that the company complied with the tax law as it relates to its COLI program, and filed an appeal with the Internal Revenue Service. However, several cases involving other corporations’ COLI programs were decided in favor of the IRS, and consequently, the climate became less favorable to taxpayers with respect to these programs. As a result, an income tax provision for the estimated liability of $7.2 million for taxes and interest was recorded in 2001 as management believed that it had become probable that the company would not achieve a favorable resolution of this matter. In October 2003, the company signed a Closing Agreement with the IRS, settling the company’s liability. At that time, the company terminated and surrendered the COLI policies at issue.

Notes to Consolidated Financial Statements—(Continued)

Note 15—Net Income Per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)

Year ended December 31,	2003	2002	2001
Numerator:
Numerator for net income per basic common share - net income	$53,641	$47,267	$23,035
Distributions on convertible mandatorily redeemable preferred securities, net of taxes	2,362	4,220	4,257

Numerator for net income per diluted common share - net income attributable to common stock after assumed conversions	$56,003	$51,487	$27,292

Denominator:
Denominator for net income per basic common share - weighted average shares	35,204	33,799	33,368
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	3,518	6,383	6,400
Stock options and restricted stock	611	516	619

Denominator for net income per diluted common share - adjusted weighted average shares and assumed conversions	39,333	40,698	40,387

Net income per basic common share	$1.52	$1.40	$0.69
Net income per diluted common share	$1.42	$1.27	$0.68

During the years ended December 31, 2003, 2002 and 2001, outstanding options to purchase approximately 15 thousand, 65 thousand and 27 thousand common shares were excluded from the calculation of net income per diluted common share because their exercise price exceeded the average market price of the common stock for the year.

Note 16—Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss consist of the following:

(in thousands)
	Unrealized Gain on Investment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2001	$286	$(1,848)	$(1,562)
2002 change, gross	(370)	(7,641)	(8,011)
Income tax benefit	148	2,948	3,096

Balance December 31, 2002	64	(6,541)	(6,477)
2003 change, gross	(106)	(612)	(718)
Income tax benefit	42	239	281

Balance December 31, 2003	$—	$(6,914)	$(6,914)

Notes to Consolidated Financial Statements—(Continued)

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

The company has adopted a new shareholder rights agreement that will replace the current shareholder rights agreement upon its expiration on April 30, 2004. Under the new shareholder rights agreement, one Right will be attendant to each outstanding share of common stock of the company. Each Right will entitle the registered holder to purchase from the company one one-thousandth of a share of a new Series A Participating Cumulative Preferred Stock (New Series A Preferred Stock) at an exercise price of $100 (New Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires more than 15% of the outstanding shares of the company’s common stock or if the company’s Board of Directors so determines following the commencement of a public announcement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 15% of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the New Purchase Price, New Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the Company or a potential acquirer) having a value equal to twice the amount of the New Purchase Price. The Rights will expire on April 30, 2014, if not earlier redeemed.

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

Assuming no early termination of the contract, the fixed and determinable portion of the obligations under this agreement is $29.7 million per year from 2004 through 2008, and $17.3 million in 2009, totaling $165.8 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees.

The company has a non-cancelable agreement through September 2004 to receive support and upgrades for certain computer software. Future minimum payments under this agreement for 2004 are $0.4 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to six years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms

Notes to Consolidated Financial Statements—(Continued)

generally ranging from four to seven years. At December 31, 2003, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)
Total
2004	$25,246
2005	18,994
2006	13,233
2007	7,597
2008	4,520
Later years	2,786

Total minimum payments	$72,376

Rent expense for all operating leases for the years ended December 31, 2003, 2002 and 2001 was $34.0 million, $32.9 million and $31.1 million.

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

Net sales to member hospitals under contract with Novation totaled $2.1 billion in 2003, $2.0 billion in 2002 and $1.9 billion in 2001, approximately 49%, 50% and 51% of the company’s net sales. As members of a group purchasing organization, Novation members have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. Net sales to member hospitals under contract with Broadlane totaled $0.6 billion in 2003, $0.5 billion in 2002 and $0.4 billion in 2001, approximately 15%, 14% and 11% of the company’s net sales.

Note 19— Legal Proceedings

In addition to commitments and obligations in the ordinary course of business, the company is subject to various legal actions that are ordinary and incidental to its business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. The company establishes reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, the company believes that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by the company’s insurance coverage, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, the company believes, based on current knowledge and the advice of counsel, that the outcome of currently pending matters, individually or in the aggregate, will not have a material adverse effect on the company’s financial condition or results of operations.

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

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
Year ended December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$4,244,067	$—	$—	$4,244,067
Cost of goods sold	—	3,798,073	—	—	3,798,073

Gross margin	—	445,994	—	—	445,994
Selling, general and administrative expenses	587	328,061	1,127	—	329,775
Depreciation and amortization	—	15,718	—	—	15,718

Operating earnings	(587)	102,215	(1,127)	—	100,501
Interest expense (income), net	(9,265)	24,415	(6,192)	—	8,958
Discount on accounts receivable securitization	—	21	736	—	757
Loss on early retirement of debt	157	—	—	—	157
Gain on investment	(68)	—	—	—	(68)
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898

Income before income taxes	8,589	77,779	1,431	—	87,799
Income tax provision	3,342	30,260	556	—	34,158

Net income	$5,247	$47,519	$875	$—	$53,641

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
Year ended December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$3,959,781	$—	$—	$3,959,781
Cost of goods sold	—	3,539,911	—	—	3,539,911

Gross margin	—	419,870	—	—	419,870
Selling, general and administrative expenses	3	303,916	3,096	—	307,015
Depreciation and amortization	—	15,926	—	—	15,926
Restructuring credit	—	(487)	—	—	(487)

Operating earnings	(3)	100,515	(3,096)	—	97,416
Interest expense (income), net	(14,651)	37,627	(12,573)	—	10,403
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	13	1,769	—	1,782
Gain on early retirement of debt	(84)	—	—	—	(84)
Distributions on mandatorily redeemable preferred securities	—	—	7,034	—	7,034

Income before income taxes	59,731	62,875	674	(44,999)	78,281
Income tax provision	5,764	24,595	655	—	31,014

Net income	$53,967	$38,280	$19	$(44,999)	$47,267

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
Year ended December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net sales	$—	$3,814,994	$—	$—	$3,814,994
Cost of goods sold	—	3,406,758	—	—	3,406,758

Gross margin	—	408,236	—	—	408,236
Selling, general and administrative expenses	—	296,072	735	—	296,807
Depreciation and amortization	—	16,495	—	—	16,495
Amortization of goodwill	—	5,974	—	—	5,974
Restructuring credit	—	(1,476)	—	—	(1,476)

Operating earnings	—	91,171	(735)	—	90,436
Interest expense (income), net	1,849	29,998	(18,484)	—	13,363
Intercompany dividend income	(127,857)	—	—	127,857	—
Discount on accounts receivable securitization	—	13	4,317	—	4,330
Loss on early retirement of debt	11,780	—	—	—	11,780
Loss on investment	1,071	—	—	—	1,071
Distributions on mandatorily redeemable preferred securities	—	—	7,095	—	7,095

Income before income taxes	113,157	61,160	6,337	(127,857)	52,797
Income tax provision (benefit)	(5,717)	32,677	2,802	—	29,762

Net income	$118,874	$28,483	$3,535	$(127,857)	$23,035

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$14,156	$2,178	$1	$—	$16,335
Accounts and notes receivable, net	—	5,985	347,446	—	353,431
Merchandise inventories	—	384,266	—	—	384,266
Intercompany advances, net	126,182	186,302	(312,484)	—	—
Other current assets	18	27,325	—	—	27,343

Total current assets	140,356	606,056	34,963	—	781,375
Property and equipment, net	—	21,088	—	—	21,088
Goodwill, net	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	13,624	31,598	—	—	45,222

Total assets	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$314,723	$—	$—	$314,723
Accrued payroll and related liabilities	—	13,279	—	—	13,279
Deferred income taxes	—	24,003	—	—	24,003
Other accrued liabilities	6,030	37,535	62	—	43,627

Total current liabilities	6,030	389,540	62	—	395,632
Long-term debt	209,364	135	—	—	209,499
Intercompany long-term debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	2,350	—	—	2,350
Other liabilities	—	27,912	—	—	27,912

Total liabilities	215,394	558,827	62	(138,890)	635,393

Shareholders’ equity
Common stock	77,958	—	1,500	(1,500)	77,958
Paid-in capital	118,843	249,797	16,001	(265,798)	118,843
Retained earnings	125,200	77,868	17,400	—	220,468
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	322,001	320,751	34,901	(267,298)	410,355

Total liabilities and shareholders’ equity	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$1,244	$2,116	$1	$—	$3,361
Accounts and notes receivable, net	—	3,592	351,264	—	354,856
Merchandise inventories	—	351,835	—	—	351,835
Intercompany advances, net	196,804	119,253	(316,057)	—	—
Other current assets	21	19,680	—	—	19,701

Total current assets	198,069	496,476	35,208	—	729,753
Property and equipment, net	—	21,808	—	—	21,808
Goodwill, net	—	198,139	—	—	198,139
Intercompany investments	387,498	22,773	129,233	(539,504)	—
Deferred income taxes	—	3,950	—	—	3,950
Other assets, net	20,835	34,992	—	—	55,827

Total assets	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$259,597	$—	$—	$259,597
Accrued payroll and related liabilities	—	12,985	—	—	12,985
Deferred income taxes	—	20,369	—	—	20,369
Other accrued liabilities	5,880	44,717	1,182	—	51,779

Total current liabilities	5,880	337,668	1,182	—	344,730
Long-term debt	240,185	—	—	—	240,185
Company-obligated mandatorily redeemable preferred securities of subsidiary trust, holding solely convertible debentures of Owens & Minor, Inc.	—	—	125,150	—	125,150
Intercompany long-term debt	129,233	188,890	—	(318,123)	—
Other liabilities	—	27,975	—	—	27,975

Total liabilities	375,298	554,533	126,332	(318,123)	738,040

Shareholders’ equity
Common stock	68,226	—	5,583	(5,583)	68,226
Paid-in capital	30,134	199,797	16,001	(215,798)	30,134
Retained earnings	132,680	30,349	16,525	—	179,554
Accumulated other comprehensive income (loss)	64	(6,541)	—	—	(6,477)

Total shareholders’ equity	231,104	223,605	38,109	(221,381)	271,437

Total liabilities and shareholders’ equity	$606,402	$778,138	$164,441	$(539,504)	$1,009,477

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
Year ended December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating Activities
Net income	$5,247	$47,519	$875	$—	$53,641

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	15,718	—	—	15,718
Loss on early retirement of debt	157	—	—	—	157
Gain on investment	(68)	—	—	—	(68)
Deferred income taxes	—	10,216	—	—	10,216
Provision for LIFO reserve	—	3,306	—	—	3,306
Provision for losses on accounts and notes receivable	—	1,675	1,103	—	2,778
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(4,068)	2,715	—	(1,353)
Merchandise inventories	—	(35,737)	—	—	(35,737)
Accounts payable	—	52,626	—	—	52,626
Net change in other current assets and current liabilities	153	(14,516)	(613)	—	(14,976)
Other assets	982	5,054	—	—	6,036
Other liabilities	—	(394)	—	—	(394)
Other, net	2,372	582	—	—	2,954

Cash provided by operating activities	8,843	81,981	4,080	—	94,904

Investing Activities					—
Additions to property and equipment	—	(6,597)	—	—	(6,597)
Additions to computer software	—	(11,054)	—	—	(11,054)
Investment in intercompany debt	(45,917)	—	—	45,917	—
Increase in intercompany investments, net	50,000	—	4,083	(54,083)	—
Other, net	218	302	—	—	520

Cash provided by (used for) investing activities	4,301	(17,349)	4,083	(8,166)	(17,131)

Financing Activities
Repurchase of mandatorily redeemable preferred securities	(20,439)	—	—	—	(20,439)
Repurchase of common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Payments on intercompany debt	(4,083)	(50,000)	—	54,083	—
Change in intercompany advances	71,129	(67,049)	(4,080)	—	—
Increase (decrease) in intercompany investments, net	—	50,000	(4,083)	(45,917)	—
Cash dividends paid	(12,727)	—	—	—	(12,727)
Proceeds from exercise of stock options	4,672	—	—	—	4,672
Increase in drafts payable	—	2,500	—	—	2,500
Other, net	—	(21)	—	—	(21)

Cash used for financing activities	(232)	(64,570)	(8,163)	8,166	(64,799)

Net increase in cash and cash equivalents	12,912	62	—	—	12,974
Cash and cash equivalents at beginning of year	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of period	$14,156	$2,178	$1	$—	$16,335

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
Year ended December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating Activities
Net income	$53,967	$38,280	$19	$(44,999)	$47,267

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	15,926	—	—	15,926
Restructuring credit	—	(487)	—	—	(487)
Gain on early retirement of debt	(84)	—	—	—	(84)
Deferred income taxes	759	(10,809)	2,048	—	(8,002)
Provision for LIFO reserve	—	4,131	—	—	4,131
Provision for losses on accounts and notes receivable	—	600	2,073	—	2,673
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	—	(4,192)	(19,102)	—	(23,294)
Net decrease in receivables sold	—	—	(70,000)	—	(70,000)
Merchandise inventories	—	33,538	—	—	33,538
Accounts payable	—	(40,059)	—	—	(40,059)
Net change in other current assets and current liabilities	(1,365)	16,201	(134)	—	14,702
Other assets	530	(177)	—	—	353
Other liabilities	—	6,534	—	—	6,534
Other, net	1,515	23	1,002	—	2,540

Cash provided by (used for) operating activities	55,322	59,509	(84,094)	(44,999)	(14,262)

Investing Activities
Additions to property and equipment	—	(4,815)	—	—	(4,815)
Additions to computer software	—	(4,942)	—	—	(4,942)
Investment in intercompany debt	(45,000)	—	—	45,000	—
Increase in intercompany investments, net	(1)	—	—	1	—
Other, net	—	9	—	—	9

Cash used for investing activities	(45,001)	(9,748)	—	45,001	(9,748)

Financing Activities
Repurchase of mandatorily redeemable preferred securities	(6,594)	—	—	—	(6,594)
Net proceeds from revolving credit facility	27,900	—	—	—	27,900
Net proceeds from issuance of intercompany debt	—	45,000	—	(45,000)	—
Change in intercompany advances	(23,002)	(61,092)	84,094	—	—
Increase in intercompany investments, net	—	1	—	(1)	—
Cash dividends paid	(10,567)	—	—	—	(10,567)
Intercompany dividends paid	—	(44,999)	—	44,999	—
Proceeds from exercise of stock options	1,992	—	—	—	1,992
Increase in drafts payable	—	13,000	—	—	13,000
Other, net	687	—	—	—	687

Cash provided by (used for) financing activities	(9,584)	(48,090)	84,094	(2)	26,418

Net increase in cash and cash equivalents	737	1,671	—	—	2,408
Cash and cash equivalents at beginning of year	507	445	1	—	953

Cash and cash equivalents at end of period	$1,244	$2,116	$1	$—	$3,361

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
Year ended December 31, 2001	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating Activities
Net income	$118,874	$28,483	$3,535	$(127,857)	$23,035

Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	22,469	—	—	22,469
Restructuring credit	—	(1,476)	—	—	(1,476)
Loss on early retirement of debt	11,780	—	—	—	11,780
Loss on investment	1,071	—	—	—	1,071
Deferred income taxes	256	10,816	196	—	11,268
Provision for LIFO reserve	—	4,264	—	—	4,264
Provision for losses on accounts and notes receivable	—	2,865	(518)	—	2,347
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	—	21,359	(16,036)	—	5,323
Net decrease in receivables sold	—	—	(10,000)	—	(10,000)
Merchandise inventories	—	(78,198)	—	—	(78,198)
Accounts payable	—	10,049	—	—	10,049
Net change in other current assets and current liabilities	5,524	(10,112)	(76)	—	(4,664)
Other assets	1,411	(645)	—	—	766
Other liabilities	—	1,053	—	—	1,053
Other, net	1,689	840	25	—	2,554

Cash provided by (used for) operating activities	140,605	11,767	(22,874)	(127,857)	1,641

Investing Activities
Additions to property and equipment	—	(10,147)	—	—	(10,147)
Additions to computer software	—	(6,686)	—	—	(6,686)
Investment in intercompany debt	(143,890)	—	—	143,890	—
Decrease in intercompany investments, net	15,030	—	—	(15,030)	—
Other, net	—	139	(997)	—	(858)

Cash used for investing activities	(128,860)	(16,694)	(997)	128,860	(17,691)

Financing Activities
Net proceeds from issuance of long-term debt	194,331	—	—	—	194,331
Retirement of long-term debt	(158,594)	—	—	—	(158,594)
Net payments on revolving credit facility	(2,200)	—	—	—	(2,200)
Net proceeds from issuance of intercompany debt	—	143,890	—	(143,890)	—
Change in intercompany advances	(44,355)	21,484	22,871	—	—
Increase (decrease) in intercompany investments, net	—	(16,030)	1,000	15,030	—
Cash dividends paid	(9,182)	—	—	—	(9,182)
Intercompany dividends paid	—	(127,857)	—	127,857	—
Proceeds from exercise of stock options	8,255	—	—	—	8,255
Decrease in drafts payable	—	(14,900)	—	—	(14,900)
Other, net	—	(1,333)	—	—	(1,333)

Cash provided by (used for) financing activities	(11,745)	5,254	23,871	(1,003)	16,377

Net increase in cash and cash equivalents	—	327	—	—	327
Cash and cash equivalents at beginning of year	507	118	1	—	626

Cash and cash equivalents at end of period	$507	$445	$1	$—	$953

Independent Auditors’ Report

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Richmond, Virginia

February 3, 2004

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

G. Gilmer Minor, III Chairman & Chief Executive Officer

Jeffrey Kaczka Senior Vice President & Chief Financial Officer

QUARTERLY FINANCIAL INFORMATION

(in thousands, except per share data)

	2003
Quarters	1st	2nd	3rd	4th
Net sales	$1,017,969	$1,054,502	$1,063,509	$1,108,087
Gross margin	108,310	111,193	111,742	114,749
Net income	12,891	13,588	12,835	14,327
Net income per common share:
Basic	$0.38	$0.41	$0.37	$0.37
Diluted	0.35	0.37	0.34	0.36
Dividends	0.08	0.09	0.09	0.09
Market price
High	$17.80	$22.50	$25.59	$27.04
Low	15.75	16.52	21.96	17.50

	2002
Quarters	1st	2nd(1)	3rd(2)	4th(3)
Net sales	$966,683	$979,557	$992,453	$1,021,088
Gross margin	103,031	103,417	105,127	108,295
Net income	10,820	11,479	10,737	14,231
Net income per common share:
Basic	$0.32	$0.34	$0.32	$0.42
Diluted	0.29	0.31	0.29	0.38
Dividends	0.07	0.08	0.08	0.08
Market price
High	$20.30	$20.89	$19.73	$17.35
Low	17.91	18.05	13.28	13.00

(1)	In the second quarter of 2002, the company reduced the restructuring accrual by $0.2 million, or $0.1 million net of tax. See Note 3 to the Consolidated Financial Statements.
(2)	In the third quarter of 2002, the company recorded a charge of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services.
(3)	In the fourth quarter of 2002, the company reduced the restructuring accrual by $0.3 million, or $0.2 million net of tax. See Note 3 to the Consolidated Financial Statements.

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 3(a), for the year ended December 31, 1994)

3.2	Amended and Restated Bylaws of the Company

4.1	Amended and Restated Rights Agreement dated as of May 10, 1994 between Owens & Minor, Inc. and Bank of New York, as successor Rights Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended June 30, 1995)

4.2	Credit Agreement dated as of April 30, 2002 by and among Owens & Minor, Inc., as Borrower, Certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, Lehman Brothers Inc. and The Bank of New York, as Documentation Agents, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4, for the quarter ended March 31, 2002)

4.3	Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley’s Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the “Guarantors”), and SunTrust Bank, as Trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 2001)

4.4	First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 2001)

4.5	Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.3, for the quarter ended June 30, 2001)

4.6	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent.

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. Management Equity Ownership Program, as amended effective October 21, 2002, (incorporated herein by reference to the company’s Annual Report on Form 10-K, Exhibit 10.2, for the year ended December 31, 2002)*

10.3	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective July 1, 2000 (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.3, for the year ended December 31, 2000)*

10.4	Forms of Owens & Minor, Inc. Executive Severance Agreements (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.8, for the year ended December 31, 1998)*

10.5	Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.6	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.7	The forms of agreement with directors entered into pursuant to (i) the Stock Option Program, (ii) the Deferred Fee Program and (iii) the Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit (10), for the quarter ended March 31, 1996)*

10.8	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.9	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.10	Receivables Purchase Agreement dated as of April 30, 2002 among O&M Funding Corp., Owens & Minor Medical, Inc., Blue Ridge Asset Funding Corporation, Wachovia Bank, National Association, Blue Keel Funding, L.L.C., Fleet Bank, N.A., and Fleet Securities, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2002)

10.11	Receivables Sale Agreement dated as of April 30, 2002 among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc. and O&M Funding Corp. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2002)

10.12	Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10, for the quarter ended September 30, 2001)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 – Net Income per Common Share

14	Owens & Minor, Inc. Code of Honor

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2004.

OWENS & MINOR, INC.

/s/ G. GILMER MINOR, III

G. Gilmer Minor, III Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 27th day of February, 2004 and in the capacities indicated:

/s/ G. GILMER MINOR, III	/s/ RICHARD E. FOGG

G. Gilmer Minor, III Chairman and Chief Executive Officer and Director (Principal Executive Officer)	Richard E. Fogg Director

/s/ JEFFREY KACZKA	/s/ VERNARD W. HENLEY

Jeffrey Kaczka Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Vernard W. Henley Director

/s/ OLWEN B. CAPE	/s/ PETER S. REDDING

Olwen B. Cape Vice President and Controller (Principal Accounting Officer)	Peter S. Redding Director

/s/ A. MARSHALL ACUFF, JR.	/s/ JAMES E. ROGERS

A. Marshall Acuff, Jr. Director	James E. Rogers Director

/s/ HENRY A. BERLING	/s/ JAMES E. UKROP

Henry A. Berling Director	James E. Ukrop Director

/s/ JOHN T. CROTTY	/s/ ANNE MARIE WHITTEMORE

John T. Crotty Director	Anne Marie Whittemore Director

/s/ JAMES B. FARINHOLT, JR.

James B. Farinholt, Jr. Director

Information for Investors

The company files annual, quarterly and current reports, information statements and other information with the SEC. The public may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The address of the company’s Internet website is www.owens-minor.com. Through a link to the SEC’s Internet site on the Investor Relations portion of the company’s Internet website, the company makes available all of its filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in Owens & Minor, Inc. securities. This information is available as soon as the filing is accepted by the SEC.

Corporate Officers

[Photos of Corporate Offiicers]

G. Gilmer Minor, III (63)

Chairman & Chief Executive Officer

Chairman of the Board since 1994 and Chief Executive Officer since 1984. Mr. Minor was President from 1981 to April 1999. Mr. Minor joined the company in 1963.

Craig R. Smith (52)

President & Chief Operating Officer

President since 1999 and Chief Operating Officer since 1995. Mr. Smith has been with the company since 1989.

Henry A. Berling (61)

Executive Vice President

Executive Vice President since 1995. Mr. Berling has been with the company since 1966.

Timothy J. Callahan (52)

Senior Vice President, Sales & Marketing

Senior Vice President, Sales and Marketing since September 2002. From 1999 to 2002, Mr. Callahan served as Senior Vice President, Distribution. Prior to that, Mr. Callahan was Regional Vice President, West from 1997 to 1999. Mr. Callahan has been with the company since 1997.

Charles C. Colpo (46)

Senior Vice President, Operations

Senior Vice President, Operations since 1999. From 1998 to 1999, Mr. Colpo was Vice President, Operations. Mr. Colpo has been with the company since 1981.

Erika T. Davis (40)

Senior Vice President, Human Resources

Senior Vice President, Human Resources since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Prior to that, Ms. Davis served as Director, Human Resources & Training in 1999 and Director, Compensation & HRIS from 1995 to 1999. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (52)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary since February 2003. Ms. den Hartog previously served as a Partner of McGuireWoods LLP from 1990 to February 2003.

David R. Guzmán (48)

Senior Vice President & Chief Information Officer

Senior Vice President and Chief Information Officer since 2000. Mr. Guzmán was employed by Office Depot from 1999 to 2000, serving as Senior Vice President, Systems Development. From 1997 to 1998, he was employed by ALCOA as Chief Architect, Managing Director, Global Information Services.

Jeffrey Kaczka (44)

Senior Vice President & Chief Financial Officer

Senior Vice President and Chief Financial Officer since 2001. Prior to that, Mr. Kaczka served as Senior Vice President and Chief Financial Officer for Allied Worldwide, Inc. from 1999 to 2001.

Mark A. Van Sumeren (46)

Senior Vice President, OMSolutionsSM

Senior Vice President, since August 2003. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003. Prior to that, Mr. Van Sumeren served as a Partner for Ernst & Young from 1993 to 2000.

Richard F. Bozard (56)

Vice President, Treasurer

Vice President and Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (54)

Vice President, Controller

Vice President and Controller since 1997. Ms. Cape has been with the company since 1997.

Hugh F. Gouldthorpe, Jr. (65)

Vice President, Quality & Communications

Vice President, Quality and Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Numbers inside parenthesis indicate age