Form 10-Q
period 2004-03-31
OWENS & MINOR INC/VA/
filed 2004-05-06
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2004, was 39,265,316 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Revenue	$1,106,074	$1,017,969
Cost of revenue	992,014	911,168

Gross margin	114,060	106,801
Selling, general and administrative expenses	84,017	77,411
Depreciation and amortization	3,706	3,981
Other operating income and expense, net	(1,101)	(1,167)

Operating earnings	27,438	26,576
Interest expense, net	3,246	3,519
Discount on accounts receivable securitization	178	204
Distributions on mandatorily redeemable preferred securities	—	1,496
Other expense	—	154

Income before income taxes	24,014	21,203
Income tax provision	9,389	8,312

Net income	$14,625	$12,891

Net income per common share – basic	$0.38	$0.38

Net income per common share – diluted	$0.37	$0.35

Cash dividends per common share	$0.11	$0.08

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$46,393	$16,335
Accounts and notes receivable, net of allowances of $7,373 and $8,350	335,028	353,431
Merchandise inventories	395,053	384,266
Other current assets	24,283	27,343

Total current assets	800,757	781,375
Property and equipment, net of accumulated depreciation of $72,740 and $74,056	21,333	21,088
Goodwill	198,063	198,063
Other assets, net	48,259	45,222

Total assets	$1,068,412	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$325,132	$314,723
Accrued payroll and related liabilities	8,408	13,279
Other accrued liabilities	68,928	67,630

Total current liabilities	402,468	395,632
Long-term debt	211,051	209,499
Other liabilities	30,767	30,262

Total liabilities	644,286	635,393

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 39,258 shares and 38,979 shares	78,516	77,958
Paid-in capital	121,750	118,843
Retained earnings	230,774	220,468
Accumulated other comprehensive loss	(6,914)	(6,914)

Total shareholders’ equity	424,126	410,355

Total liabilities and shareholders’ equity	$1,068,412	$1,045,748

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2004	2003
Operating activities
Net income	$14,625	$12,891
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,706	3,981
Provision for LIFO reserve	2,225	2,700
Provision for losses on accounts and notes receivable	373	759
Changes in operating assets and liabilities:
Accounts and notes receivable	18,030	13,507
Merchandise inventories	(13,012)	(21,647)
Accounts payable	25,409	74,743
Net change in other current assets and liabilities	(516)	(8,721)
Other, net	2,062	1,875

Cash provided by operating activities	52,902	80,088

Investing activities
Additions to property and equipment	(1,937)	(690)
Additions to computer software	(1,321)	(2,080)
Net cash paid for acquisition of business	(2,500)	—
Other, net	4	4

Cash used for investing activities	(5,754)	(2,766)

Financing activities
Repurchase of mandatorily redeemable preferred securities	—	(20,412)
Repurchase of common stock	—	(10,884)
Net payments on revolving credit facility	—	(16,000)
Cash dividends paid	(4,319)	(2,680)
Proceeds from exercise of stock options	2,244	683
Decrease in drafts payable	(15,000)	(28,000)
Other, net	(15)	—

Cash used for financing activities	(17,090)	(77,293)

Net increase in cash and cash equivalents	30,058	29
Cash and cash equivalents at beginning of period	16,335	3,361

Cash and cash equivalents at end of period	$46,393	$3,390

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2004 and the consolidated results of operations and cash flows for the three month periods ended March 31, 2004 and 2003, in conformity with generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Reclassifications

Certain prior period amounts have been reclassified in order to conform to the current period presentation. The reclassifications have no effect on total revenue or net income as previously reported. The most significant reclassifications are as follows:

•	Certain direct costs related to consulting and other service revenue are now included in cost of revenue. These costs were previously included in selling, general and administrative expense.

•	Customer finance charge income is now included in other operating income and expense, net. This income was previously included in interest expense, net.

4.	Acquisition

In March 2004, the company acquired certain net assets of 5nQ, a small, clinical inventory management solutions company. 5nQ developed and successfully markets an innovative software service, QSight™, for clinical healthcare inventory management solutions. This strategic acquisition enables Owens & Minor to enhance the OMSolutionsSM technology and service offering to hospitals and suppliers.

The acquisition has been accounted for as a purchase of a business and, accordingly, the operating results of 5nQ have been included in the company’s consolidated financial statements since the date of acquisition. The company paid $2.5 million in cash for the purchase, and will also make additional payments to the previous owners, who are now employed by O&M, based on the amount of QSight™ subscription revenues through March 2007. The allocation of the purchase price will be completed in the second quarter of 2004 after the valuation of certain acquired assets is complete. Had the acquisition taken place on January 1, 2003, the consolidated revenue and net income of the company would not have materially differed from the amounts reported for the three months ended March 31, 2004 and 2003.

5.	Stock-based Compensation

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

(in thousands, except per share data)	Three Months Ended March 31,
	2004	2003
Net income	$14,625	$12,891
Add: Stock-based employee compensation expense included in reported net income, net of tax	212	180
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(413)	(408)

Pro forma net income	$14,424	$12,663

Per common share – basic:
Net income, as reported	$0.38	$0.38
Pro forma net income	$0.37	$0.38
Per common share – diluted:
Net income, as reported	$0.37	$0.35
Pro forma net income	$0.36	$0.34

6.	Retirement Plans

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. (SFAS) 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised statement requires disclosures in addition to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Most of the additional disclosure requirements were effective for the company as of December 31, 2003, with the remaining requirements effective as of December 31, 2004. The adoption of the revised statement did not affect the company’s financial condition or results of operations. The revised statement requires interim disclosures to be made about the components of net periodic pension cost of the company’s retirement plans. The components of net periodic pension cost of the company’s retirement plans for the three months ended March 31, 2004 and 2003 are as follows:

(in thousands)	Three Months Ended March 31,
	2004	2003
Service cost	$255	$176
Interest cost	764	721
Expected return on plan assets	(434)	(350)
Amortization of prior service cost	70	70
Recognized net actuarial loss	217	174

Net periodic pension cost	$872	$791

7.	Comprehensive Income

The company’s comprehensive income for the three months ended March 31, 2004 and 2003 is shown in the table below:

(in thousands)	Three Months Ended March 31,
	2004	2003
Net income	$14,625	$12,891
Other comprehensive income – change in unrealized gain on investment, net of tax	—	11

Comprehensive income	$14,625	$12,902

8.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended March 31,
	2004	2003
Numerator:
Numerator for basic net income per common share – net income	$14,625	$12,891
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	—	913

Numerator for diluted net income per common share – net income attributable to common stock after assumed conversions	$14,625	$13,804

Denominator:
Denominator for basic net income per common share – weighted average shares	38,872	33,534
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	—	5,575
Stock options and restricted stock	633	419

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	39,505	39,528

Net income per common share – basic	$0.38	$0.38
Net income per common share – diluted	$0.37	$0.35

9.	Recently Adopted Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The company was required to apply FIN 46R to interests in variable interest entities (VIEs) as of March 31, 2004. Application of this Interpretation did not affect the company’s financial condition or results of operations.

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

(in thousands)

For the three months ended March 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Operations
Revenue	$—	$1,106,074	$—	$1,106,074
Cost of revenue	—	992,014	—	992,014

Gross margin	—	114,060	—	114,060
Selling, general and administrative expenses	66	83,833	118	84,017
Depreciation and amortization	—	3,706	—	3,706
Other operating income and expense, net	—	2	(1,103)	(1,101)

Operating earnings	(66)	26,519	985	27,438
Interest expense, net	(815)	3,615	446	3,246
Discount on accounts receivable securitization	—	5	173	178

Income before income taxes	749	22,899	366	24,014
Income tax provision	293	8,953	143	9,389

Net income	$456	$13,946	$223	$14,625

(in thousands)

For the three months ended March 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Operations
Revenue	$—	$1,017,969	$—	$1,017,969
Cost of revenue	—	911,168	—	911,168

Gross margin	—	106,801	—	106,801
Selling, general and administrative expenses	—	76,853	558	77,411
Depreciation and amortization	—	3,981	—	3,981
Other operating income and expense, net	—	(60)	(1,107)	(1,167)

Operating earnings	—	26,027	549	26,576
Interest expense, net	(1,259)	6,554	(1,776)	3,519
Discount on accounts receivable securitization	—	5	199	204
Distributions on mandatorily redeemable preferred securities	—	—	1,496	1,496
Other expense	154	—	—	154

Income before income taxes	1,105	19,468	630	21,203
Income tax provision	434	7,631	247	8,312

Net income	$671	$11,837	$383	$12,891

Condensed Consolidating Financial Information

(in thousands)

March 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$44,248	$2,144	$1	$—	$46,393
Accounts and notes receivable, net	—	3,258	331,770	—	335,028
Merchandise inventories	—	395,053	—	—	395,053
Intercompany advances, net	93,021	203,571	(296,592)	—	—
Other current assets	5	24,278	—	—	24,283

Total current assets	137,274	628,304	35,179	—	800,757
Property and equipment, net	—	21,333	—	—	21,333
Goodwill	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	14,961	33,298	—	—	48,259

Total assets	$535,650	$903,771	$35,179	$(406,188)	$1,068,412

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$325,132	$—	$—	$325,132
Accrued payroll and related liabilities	—	8,408	—	—	8,408
Other accrued liabilities	3,120	65,753	55	—	68,928

Total current liabilities	3,120	399,293	55	—	402,468
Long-term debt	210,927	124	—	—	211,051
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	30,767	—	—	30,767

Total liabilities	214,047	569,074	55	(138,890)	644,286

Shareholders’ equity
Common stock	78,516	—	1,500	(1,500)	78,516
Paid-in capital	121,750	249,797	16,001	(265,798)	121,750
Retained earnings	121,337	91,814	17,623	—	230,774
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	321,603	334,697	35,124	(267,298)	424,126

Total liabilities and shareholders’ equity	$535,650	$903,771	$35,179	$(406,188)	$1,068,412

Condensed Consolidating Financial Information

(in thousands)

December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$14,156	$2,178	$1	$—	$16,335
Accounts and notes receivable, net	—	5,985	347,446	—	353,431
Merchandise inventories	—	384,266	—	—	384,266
Intercompany advances, net	126,182	186,302	(312,484)	—	—
Other current assets	18	27,325	—	—	27,343

Total current assets	140,356	606,056	34,963	—	781,375
Property and equipment, net	—	21,088	—	—	21,088
Goodwill	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	13,624	31,598	—	—	45,222

Total assets	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$314,723	$—	$—	$314,723
Accrued payroll and related liabilities	—	13,279	—	—	13,279
Other accrued liabilities	6,030	61,538	62	—	67,630

Total current liabilities	6,030	389,540	62	—	395,632
Long-term debt	209,364	135	—	—	209,499
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	30,262	—	—	30,262

Total liabilities	215,394	558,827	62	(138,890)	635,393

Shareholders’ equity
Common stock	77,958	—	1,500	(1,500)	77,958
Paid-in capital	118,843	249,797	16,001	(265,798)	118,843
Retained earnings	125,200	77,868	17,400	—	220,468
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	322,001	320,751	34,901	(267,298)	410,355

Total liabilities and shareholders’ equity	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Condensed Consolidating Financial Information

(in thousands)

For the three months ended March 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Cash Flows
Operating activities
Net income	$456	$13,946	$223	$14,625
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	3,706	—	3,706
Provision for LIFO reserve	—	2,225	—	2,225
Provision for losses on accounts and notes receivable	—	260	113	373
Changes in operating assets and liabilities:
Accounts and notes receivable	—	2,467	15,563	18,030
Merchandise inventories	—	(13,012)	—	(13,012)
Accounts payable	—	25,409	—	25,409
Net change in other current assets and liabilities	(2,897)	2,388	(7)	(516)
Other, net	1,447	615	—	2,062

Cash provided by (used for) operating activities	(994)	38,004	15,892	52,902

Investing activities
Additions to property and equipment	—	(1,937)	—	(1,937)
Additions to computer software	—	(1,321)	—	(1,321)
Net cash paid for acquisition of business	—	(2,500)	—	(2,500)
Other, net	—	4	—	4

Cash used for investing activities	—	(5,754)	—	(5,754)

Financing activities
Change in intercompany advances	33,161	(17,269)	(15,892)	—
Cash dividends paid	(4,319)	—	—	(4,319)
Proceeds from exercise of stock options	2,244	—	—	2,244
Decrease in drafts payable	—	(15,000)	—	(15,000)
Other, net	—	(15)	—	(15)

Cash provided by (used for) financing activities	31,086	(32,284)	(15,892)	(17,090)

Net increase (decrease) in cash and cash equivalents	30,092	(34)	—	30,058
Cash and cash equivalents at beginning of period	14,156	2,178	1	16,335

Cash and cash equivalents at end of period	$44,248	$2,144	$1	$46,393

Condensed Consolidating Financial Information

(in thousands)

For the three months ended March 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Cash Flows
Operating activities
Net income	$671	$11,837	$383	$12,891
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	3,981	—	3,981
Provision for LIFO reserve	—	2,700	—	2,700
Provision for losses on accounts and notes receivable	—	206	553	759
Changes in operating assets and liabilities:
Accounts and notes receivable	—	713	12,794	13,507
Merchandise inventories	—	(21,647)	—	(21,647)
Accounts payable	—	74,743	—	74,743
Net change in other current assets and liabilities	(3,311)	(5,223)	(187)	(8,721)
Other, net	481	1,394	—	1,875

Cash provided by (used for) operating activities	(2,159)	68,704	13,543	80,088

Investing activities
Additions to property and equipment	—	(690)	—	(690)
Additions to computer software	—	(2,080)	—	(2,080)
Other, net	—	4	—	4

Cash used for investing activities	—	(2,766)	—	(2,766)

Financing activities
Repurchase of mandatorily redeemable preferred securities	(20,412)	—	—	(20,412)
Repurchase of common stock	(10,884)	—	—	(10,884)
Net payments on revolving credit facility	(16,000)	—	—	(16,000)
Change in intercompany advances	51,529	(37,986)	(13,543)	—
Cash dividends paid	(2,680)	—	—	(2,680)
Proceeds from exercise of stock options	683	—	—	683
Decrease in drafts payable	—	(28,000)	—	(28,000)

Cash provided by (used for) financing activities	2,236	(65,986)	(13,543)	(77,293)

Net increase (decrease) in cash and cash equivalents	77	(48)	—	29
Cash and cash equivalents at beginning of period	1,244	2,116	1	3,361

Cash and cash equivalents at end of period	$1,321	$2,068	$1	$3,390

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2003. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

As a result of the growth of the OMSolutionsSM business and the increasing effect of customer finance charge income on interest expense in recent periods, the company made certain changes to the presentation of its income statement effective January 1, 2004, to provide more useful information to investors. These reclassifications have no effect on total revenue or net income as previously reported. The most significant reclassifications are as follows:

•	Certain direct costs related to consulting and other service revenue are now included in cost of revenue. These costs were previously included in selling, general and administrative expense.

•	Customer finance charge income is now included in other operating income and expense, net. This income was previously included in interest expense, net.

Financial information for all prior periods included in this report has been reclassified to conform to the current presentation.

Results of Operations

First quarter of 2004 compared with first quarter of 2003

Overview. In the first quarter of 2004, the company earned net income of $14.6 million, or $0.37 per diluted common share, compared with $12.9 million, or $0.35 per diluted common share in the first quarter of 2003. Operating earnings were $27.4 million in the first quarter of 2004, compared to $26.6 million in the first quarter of 2003, an increase of 3%. The increase in operating earnings resulted from a 9% increase in revenue, partially offset by lower gross margin. Net income per diluted common share increased 6% as a result of the increase in operating earnings combined with lower financing costs.

Revenue. Revenue increased 9% to $1.11 billion in the first quarter of 2004 from $1.02 billion in the first quarter of 2003. On a per-day basis, revenue increased 7% as the first quarter of 2004 had one more sales day than the first quarter of 2003. Increased sales volume to existing customers accounted for slightly more than half of the revenue increase, with the balance contributed primarily by new core distribution business.

Operating earnings. Operating earnings increased 3% to $27.4 million in the first quarter of 2004 from $26.6 million in 2003. As a percentage of revenue, operating earnings decreased slightly to 2.5% in 2004 from 2.6% in the first quarter of 2003. For the full year of 2003, operating earnings were 2.5% of revenue. The decrease in operating earnings as a percentage of revenue from the first quarter of 2003 resulted from lower gross margin and continued spending on strategic initiatives, particularly OMSolutionsSM and Owens & Minor University, partially offset by productivity improvements in the core distribution business. OMSolutionsSM expenses exceeded revenue for the quarter, and are expected to do so for the second quarter. The company anticipates that the OMSolutionsSM business will become accretive in the second half of the year.

The following table presents the components of operating earnings under the current basis of presentation for the most recent five quarters:

Quarter ended	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03
In thousands:
Gross margin	$114,060	$111,489	$109,220	$108,892	$106,801
SG&A expense	84,017	82,682	80,868	78,834	77,411
Depreciation and amortization	3,706	3,917	3,868	3,952	3,981
Other operating income and expense, net	(1,101)	(1,373)	(969)	(1,313)	(1,167)

Operating earnings	$27,438	$26,263	$25,453	$27,419	$26,576

As a percentage of revenue:
Gross margin	10.3%	10.1%	10.3%	10.3%	10.5%
SG&A expense	7.6%	7.5%	7.6%	7.5%	7.6%
Depreciation and amortization	0.3%	0.4%	0.4%	0.4%	0.4%
Other operating income and expense, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating earnings	2.5%	2.4%	2.4%	2.6%	2.6%

Percentages may not foot due to rounding

Gross margin for the first quarter of 2004 was 10.3% of revenue, down from 10.5% in the first quarter of 2003, but consistent with the gross margin of 10.3% for the full year of 2003. The decrease from the first quarter of 2003 resulted primarily from competitive pricing pressure, increased sales volume with larger customers and fewer inventory buying opportunities.

Competitive pricing pressure has been a significant factor in recent years, and management expects this trend to continue. As suppliers seek more restrictive agreements with distributors, the company has access to fewer special inventory buying opportunities than in the past. The company is working to counteract the effects of these trends by continuing to offer customers a wide range of value-added services, such as OMSolutionsSM, PANDAC® and other programs, as well as expanding the MediChoice® private label product line. The company also continues to work with suppliers on programs to enhance gross margin.

SG&A expenses were 7.6% of revenue in both the first quarter of 2004 and the first quarter of 2003. The company continues to invest in its strategic initiatives, such as OMSolutionsSM and Owens & Minor University. These additional costs were partially offset by productivity improvements achieved in the core distribution business. The company expects to continue to invest in its strategic initiatives while also focusing on operation standardization in order to further improve productivity.

Financing costs. Financing costs, which include interest expense, discount on accounts receivable securitization and distributions on mandatorily redeemable preferred securities, totaled $3.4 million for the first quarter of 2004, compared with $5.2 million for the first quarter of 2003. The decrease in financing costs from the first quarter of 2003 resulted primarily from reductions in outstanding financing, most significantly the repurchase of $20.8 million and conversion of $104.4 million of mandatorily redeemable preferred securities in 2003.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The provision for income taxes was $9.4 million in the first quarter of 2004 compared with $8.3 million in the same period of 2003. The effective tax rate was 39.1% for the first quarter of 2004, compared to 38.9% for the full year of 2003.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first quarter of 2004, as its cash and cash equivalents increased $30.1 million to $46.4 million at the end of the quarter, and long-term debt remained consistent at $211.1 million, up only $1.6 million from December 31, 2003. In the first three months of 2004, the company generated $52.9 million of cash flow from operations, compared with $80.1 million in the first quarter of 2003. Cash flows in both quarters were positively affected by improved collections of accounts receivable, while first quarter 2003 cash flows were also significantly enhanced by timing of payments for inventory purchases. Accounts receivable days sales outstanding at March 31, 2004 were 26.1 days, improved from 27.8 days at December 31, 2003 and 30.8 days at March 31, 2003. Inventory turnover remained consistent at 10.2 in the first quarters of both 2004 and 2003.

Effective May 4, 2004, the company amended its revolving credit facility, extending its expiration to May 2009. The credit limit of the amended facility is $250.0 million, up from $150.0 million previously, and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the new terms of the facility, the company is charged a commitment fee of between 0.15% and 0.35% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. As a result of the increased borrowing capacity under the amended revolving credit facility, the company intends to terminate its off balance sheet accounts receivable financing facility (Receivables Financing Facility).

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2004, the company had $143.5 million of unused credit under its previous $150.0 million revolving credit facility and $225.0 million of unused financing under its Receivables Financing Facility. Had the amendment of the revolving credit facility and the termination of the Receivables Financing Facility mentioned above been effective prior to March 31, 2004, the company would have had $243.5 million of unused financing capacity.

Capital Expenditures. Capital expenditures were $3.3 million in the first quarter of 2004, compared to $2.8 million in the first quarter of 2003. The increase was primarily due to the relocation of one of the company’s distribution centers, partially offset by reduced capital spending on information systems. The company expects capital expenditures for the remainder of 2004 to include increased spending on the design and construction of a new corporate headquarters. Capital expenditures for information systems upgrades are expected to continue to run at a lower rate than in 2003.

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

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. Through March 31, 2004, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc.

4.1	Amended and Restated Credit Agreement dated as of May 4, 2004 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, and Bank of America, N.A., as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The company filed a Current Report on Form 8-K dated February 3, 2004, under Items 7 and 9, announcing its earnings for the fourth quarter and full year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date May 6, 2004	/s/ G. GILMER MINOR, III

G. Gilmer Minor, III
Chairman and Chief Executive Officer

Date May 6, 2004	/s/ JEFFREY KACZKA

Jeffrey Kaczka
Senior Vice President
Chief Financial Officer

Date May 6, 2004	/s/ OLWEN B. CAPE

Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc.

4.1	Amended and Restated Credit Agreement dated as of May 4, 2004 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, and Bank of America, N.A., as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002