Form 10-Q
period 2004-06-30
OWENS & MINOR INC/VA/
filed 2004-08-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 30, 2004, was 39,334,213 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Revenue	$1,119,375	$1,054,502	$2,225,449	$2,072,471
Cost of revenue	1,004,544	945,610	1,996,558	1,856,778

Gross margin	114,831	108,892	228,891	215,693

Selling, general and administrative expenses	84,533	78,834	168,550	156,245
Depreciation and amortization	3,815	3,952	7,521	7,933
Other operating income and expense, net	(1,171)	(1,313)	(2,272)	(2,480)

Operating earnings	27,654	27,419	55,092	53,995

Interest expense, net	3,043	3,492	6,289	7,011
Discount on accounts receivable securitization	83	178	261	382
Distributions on mandatorily redeemable preferred securities	—	1,402	—	2,898
Other expense	—	—	—	154

Income before income taxes	24,528	22,347	48,542	43,550
Income tax provision	9,203	8,759	18,592	17,071

Net income	$15,325	$13,588	$29,950	$26,479

Net income per common share-basic	$0.39	$0.41	$0.77	$0.79

Net income per common share-diluted	$0.39	$0.37	$0.76	$0.72

Cash dividends per common share	$0.11	$0.09	$0.22	$0.17

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$48,674	$16,335
Accounts and notes receivable, net of allowance of $7,357 and $8,350	329,049	353,431
Merchandise inventories	413,611	384,266
Other current assets	30,391	27,343

Total current assets	821,725	781,375
Property and equipment, net of accumulated depreciation of $70,760 and $74,056	22,596	21,088
Goodwill	198,938	198,063
Other assets, net	43,323	45,222

Total assets	$1,086,582	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$331,411	$314,723
Accrued payroll and related liabilities	12,399	13,279
Other accrued liabilities	68,245	67,630

Total current liabilities	412,055	395,632
Long-term debt	207,032	209,499
Other liabilities	31,274	30,262

Total liabilities	650,361	635,393

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares
Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 39,297 shares and 38,979 shares	78,594	77,958
Paid-in capital	122,763	118,843
Retained earnings	241,778	220,468
Accumulated other comprehensive loss	(6,914)	(6,914)

Total shareholders’ equity	436,221	410,355

Total liabilities and shareholders’ equity	$1,086,582	$1,045,748

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2004	2003
Operating activities
Net income	$29,950	$26,479
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,521	7,933
Provision for LIFO reserve	2,595	2,870
Provision for losses on accounts and notes receivable	891	1,380
Changes in operating assets and liabilities:
Accounts and notes receivable	23,513	31,162
Merchandise inventories	(31,940)	(42,218)
Accounts payable	38,161	88,790
Net change in other current assets and liabilities	(3,341)	(5,739)
Other, net	3,706	4,243

Cash provided by operating activities	71,056	114,900

Investing activities
Additions to property and equipment	(5,087)	(2,615)
Additions to computer software	(2,570)	(5,106)
Net cash paid for acquisition of business	(2,500)	—
Other, net	12	25

Cash used for investing activities	(10,145)	(7,696)

Financing activities
Repurchase of mandatorily redeemable preferred securities	—	(20,412)
Repurchase of common stock	—	(10,884)
Net payments on revolving credit facility	—	(27,900)
Cash dividends paid	(8,640)	(5,714)
Proceeds from exercise of stock options	2,751	2,880
Decrease in drafts payable	(21,500)	(30,000)
Other, net	(1,183)	—

Cash used for financing activities	(28,572)	(92,030)

Net increase in cash and cash equivalents	32,339	15,174

Cash and cash equivalents at beginning of period	16,335	3,361

Cash and cash equivalents at end of period	$48,674	$18,535

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2004 and the consolidated results of operations for the three and six month periods and cash flows for the six month periods ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles.

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

In March 2004, the company acquired certain net assets of 5nQ, a small, clinical inventory management solutions company. 5nQ developed an innovative software service, QSight™, for clinical healthcare inventory management solutions. This strategic acquisition enables O&M to enhance the OMSolutionsSM technology and service offerings to hospitals and suppliers.

The acquisition has been accounted for as a purchase of a business and, accordingly, the operating results of 5nQ have been included in the company’s consolidated financial statements since the date of acquisition. The company paid $2.5 million in cash for the purchase, and will also make additional payments to the previous owners, who are now employed by O&M, based on the amount of QSight™ subscription revenues through March 2007. The allocation of the purchase price included $1.5 million of computer software and $0.2 million of intangible assets, both included in “other assets, net” on the consolidated balance sheet, and $0.9 million of goodwill. Had the acquisition taken place on January 1, 2003, the consolidated revenue and net income of the company would not have materially differed from the amounts reported for the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income	$15,325	$13,588	$29,950	$26,479
Add: stock-based employee compensation expense included in reported net income, net of tax	200	147	412	326
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(616)	(501)	(1,029)	(909)

Pro forma net income	$14,909	$13,234	$29,333	$25,896

Per common share - basic:
Net income, as reported	$0.39	$0.41	$0.77	$0.79
Pro forma net income	$0.38	$0.40	$0.75	$0.77
Per common share - diluted:
Net income, as reported	$0.39	$0.37	$0.76	$0.72
Pro forma net income	$0.38	$0.36	$0.74	$0.70

6.	Retirement Plans

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. (SFAS) 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised statement requires disclosures in addition to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Most of the additional disclosure requirements were effective for the company as of December 31, 2003, with the remaining requirements effective in 2004. The adoption of the revised statement did not affect the company’s financial condition or results of operations. The revised statement requires interim disclosures to be made about the components of net periodic pension cost of the company’s retirement plans. The components of net periodic pension cost of the company’s retirement plans for the three and six months ended June 30, 2004 and 2003 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Service cost	$255	$177	$510	$353
Interest cost	762	722	1,526	1,443
Expected return on plan assets	(432)	(350)	(866)	(700)
Amortization of prior service cost	71	71	141	141
Recognized net actuarial loss	217	174	434	348

Net periodic pension cost	$873	$794	$1,745	$1,585

7.	Comprehensive Income

The company’s comprehensive income for the three and six months ended June 30, 2004 and 2003 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net income	$15,325	$13,588	$29,950	$26,479
Other comprehensive income – change in unrealized gain on investment, net of tax	—	(24)	—	(13)

Comprehensive income	$15,325	$13,564	$29,950	$26,466

8.	Net Income per Common Share

  The following sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Numerator for basic net income per common share – net income	$15,325	$13,588	$29,950	$26,479
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	—	854	—	1,767

Numerator for diluted net income per common share – net income attributable to common stock after assumed conversions	$15,325	$14,442	$29,950	$28,246

Denominator:
Denominator for basic net income per common share – weighted average shares	39,002	33,383	38,937	33,458
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	—	5,061	—	5,316
Stock options and restricted stock	599	572	621	504

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	39,601	39,016	39,558	39,278

Net income per common share – basic	$0.39	$0.41	$0.77	$0.79

Net income per common share – diluted	$0.39	$0.37	$0.76	$0.72

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

10.	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; on a combined basis, the guarantors of Owens & Minor, Inc.’s 8.5% Senior Subordinated 10-year Notes (the Notes); and the non-guarantor subsidiaries of the Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

(in thousands)

For the three months ended June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,119,375	$—	$—	$1,119,375
Cost of revenue	—	1,004,544	—	—	1,004,544

Gross margin	—	114,831	—	—	114,831
Selling, general and administrative expenses	391	84,137	5	—	84,533
Depreciation and amortization	—	3,815	—	—	3,815
Other operating income and expense, net	—	(572)	(599)	—	(1,171)

Operating earnings (loss)	(391)	27,451	594	—	27,654
Interest (income) expense, net	(309)	2,962	390	—	3,043
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	3	80	—	83

Income (loss) before income taxes	(82)	44,828	124	(20,342)	24,528
Income tax provision (benefit)	(37)	9,191	49	—	9,203

Net income (loss)	$(45)	$35,637	$75	$(20,342)	$15,325

For the three months ended June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,054,502	$—	$—	$1,054,502
Cost of revenue	—	945,610	—	—	945,610

Gross margin	—	108,892	—	—	108,892
Selling, general and administrative expenses	—	78,659	175	—	78,834
Depreciation and amortization	—	3,952	—	—	3,952
Other operating income and expense, net	—	(23)	(1,290)	—	(1,313)

Operating earnings	—	26,304	1,115	—	27,419
Interest (income) expense, net	(4,982)	9,356	(882)	—	3,492
Discount on accounts receivable securitization	—	5	173	—	178
Distributions on mandatorily redeemable preferred securities	—	—	1,402	—	1,402

Income before income taxes	4,982	16,943	422	—	22,347
Income tax provision	1,990	6,596	173	—	8,759

Net income	$2,992	$10,347	$249	$—	$13,588

Condensed Consolidating Financial Information

(in thousands)

For the six months ended June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$2,225,449	$—	$—	$2,225,449
Cost of revenue	—	1,996,558	—	—	1,996,558

Gross margin	—	228,891	—	—	228,891
Selling, general and administrative expenses	457	167,970	123	—	168,550
Depreciation and amortization	—	7,521	—	—	7,521
Other operating income and expense, net	—	(570)	(1,702)	—	(2,272)

Operating earnings	(457)	53,970	1,579	—	55,092
Interest (income) expense, net	(1,124)	6,577	836	—	6,289
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	8	253	—	261

Income before income taxes	667	67,727	490	(20,342)	48,542
Income tax provision	256	18,144	192	—	18,592

Net income	$411	$49,583	$298	$(20,342)	$29,950

For the six months ended June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$2,072,471	$—	$—	$2,072,471
Cost of revenue	—	1,856,778	—	—	1,856,778

Gross margin	—	215,693	—	—	215,693
Selling, general and administrative expenses	—	155,512	733	—	156,245
Depreciation and amortization	—	7,933	—	—	7,933
Other operating income and expense, net	—	(83)	(2,397)	—	(2,480)

Operating earnings	—	52,331	1,664	—	53,995
Interest (income) expense, net	(6,241)	15,910	(2,658)	—	7,011
Discount on accounts receivable securitization	—	10	372	—	382
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898
Other expense, net	154	—	—	—	154

Income before income taxes	6,087	36,411	1,052	—	43,550
Income tax provision	2,424	14,227	420	—	17,071

Net income	$3,663	$22,184	$632	$—	$26,479

Condensed Consolidating Financial Information

(in thousands)

June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$46,410	$2,263	$1	$—	$48,674
Accounts and notes receivable, net	—	329,049	—	—	329,049
Merchandise inventories	—	413,611	—	—	413,611
Intercompany advances, net	91,252	(91,108)	(144)	—	—
Other current assets	—	30,391	—	—	30,391

Total current assets	137,662	684,206	(143)	—	821,725
Property and equipment, net	—	22,596	—	—	22,596
Goodwill	—	198,938	—	—	198,938
Intercompany investments	383,415	7,773	—	(391,188)	—
Other assets, net	10,354	32,969	—	—	43,323

Total assets	$531,431	$946,482	$(143)	$(391,188)	$1,086,582

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$331,411	$—	$—	$331,411
Accrued payroll and related liabilities	—	12,399	—	—	12,399
Other accrued liabilities	6,214	62,031	—	—	68,245

Total current liabilities	6,214	405,841	—	—	412,055
Long-term debt	206,889	143	—	—	207,032
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	31,274	—	—	31,274

Total liabilities	213,103	576,148	—	(138,890)	650,361

Shareholders’ equity
Common stock	78,594	—	1,500	(1,500)	78,594
Paid-in capital	122,763	249,797	1,001	(250,798)	122,763
Retained earnings (deficit)	116,971	127,451	(2,644)	—	241,778
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	318,328	370,334	(143)	(252,298)	436,221

Total liabilities and shareholders’ equity	$531,431	$946,482	$(143)	$(391,188)	$1,086,582

Condensed Consolidating Financial Information

(in thousands)

December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$14,156	$2,178	$1	$—	$16,335
Accounts and notes receivable, net	—	5,985	347,446	—	353,431
Merchandise inventories	—	384,266	—	—	384,266
Intercompany advances, net	126,182	186,302	(312,484)	—	—
Other current assets	18	27,325	—	—	27,343

Total current assets	140,356	606,056	34,963	—	781,375
Property and equipment, net	—	21,088	—	—	21,088
Goodwill	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	13,624	31,598	—	—	45,222

Total assets	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$314,723	$—	$—	$314,723
Accrued payroll and related liabilities	—	13,279	—	—	13,279
Other accrued liabilities	6,030	61,538	62	—	67,630

Total current liabilities	6,030	389,540	62	—	395,632
Long-term debt	209,364	135	—	—	209,499
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	30,262	—	—	30,262

Total liabilities	215,394	558,827	62	(138,890)	635,393

Shareholders’ equity
Common stock	77,958	—	1,500	(1,500)	77,958
Paid-in capital	118,843	249,797	16,001	(265,798)	118,843
Retained earnings	125,200	77,868	17,400	—	220,468
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	322,001	320,751	34,901	(267,298)	410,355

Total liabilities and shareholders’ equity	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Condensed Consolidating Financial Information

(in thousands)

For the six months ended June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$411	$49,583	$298	$(20,342)	$29,950
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	7,521	—	—	7,521
Provision for LIFO reserve	—	2,595	—	—	2,595
Provision for losses on accounts and notes receivable	—	778	113	—	891
Noncash intercompany dividend income	—	(20,342)	—	20,342	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	9,455	14,058	—	23,513
Merchandise inventories	—	(31,940)	—	—	(31,940)
Accounts payable	—	38,161	—	—	38,161
Net change in other current assets and liabilities	202	(3,481)	(62)	—	(3,341)
Other, net	2,189	1,517	—	—	3,706

Cash provided by operating activities	2,802	53,847	14,407	—	71,056

Investing activities
Additions to property and equipment	—	(5,087)	—	—	(5,087)
Additions to computer software	—	(2,570)	—	—	(2,570)
Net cash paid for acquisition of business	—	(2,500)	—	—	(2,500)
Other, net	—	12	—	—	12

Cash used for investing activities	—	(10,145)	—	—	(10,145)

Financing activities
Change in intercompany advances	35,341	(20,934)	(14,407)	—	—
Cash dividends paid	(8,640)	—	—	—	(8,640)
Proceeds from exercise of stock options	2,751	—	—	—	2,751
Decrease in drafts payable	—	(21,500)	—	—	(21,500)
Other, net	—	(1,183)	—	—	(1,183)

Cash provided by (used for) financing activities	29,452	(43,617)	(14,407)	—	(28,572)

Net increase in cash and cash equivalents	32,254	85	—	—	32,339
Cash and cash equivalents at beginning of period	14,156	2,178	1	—	16,335

Cash and cash equivalents at end of period	$46,410	$2,263	$1	$—	$48,674

Condensed Consolidating Financial Information

(in thousands)

For the six months ended June 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$3,663	$22,184	$632	$—	$26,479
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	7,933	—	—	7,933
Provision for LIFO reserve	—	2,870	—	—	2,870
Provision for losses on accounts and notes receivable	—	657	723	—	1,380
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(530)	31,692	—	31,162
Merchandise inventories	—	(42,218)	—	—	(42,218)
Accounts payable	—	88,790	—	—	88,790
Net change in other current assets And liabilities	(278)	(5,270)	(191)	—	(5,739)
Other, net	1,581	2,662	—	—	4,243

Cash provided by operating activities	4,966	77,078	32,856	—	114,900

Investing activities
Additions to property and equipment	—	(2,615)	—	—	(2,615)
Additions to computer software	—	(5,106)	—	—	(5,106)
Other, net	—	25	—	—	25

Cash used for investing activities	—	(7,696)	—	—	(7,696)

Financing activities
Repurchase of mandatorily redeemable preferred securities	(20,412)	—	—	—	(20,412)
Repurchase of common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Change in intercompany advances	72,269	(39,413)	(32,856)	—	—
Cash dividends paid	(5,714)	—	—	—	(5,714)
Proceeds from exercise of stock options	2,880	—	—	—	2,880
Decrease in drafts payable	—	(30,000)	—	—	(30,000)

Cash provided by (used for) financing activities	10,239	(69,413)	(32,856)	—	(92,030)

Net increase (decrease) in cash and cash equivalents	15,205	(31)	—	—	15,174
Cash and cash equivalents at beginning of period	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of period	$16,449	$2,085	$1	$—	$18,535

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

Results of Operations

Second quarter and first six months of 2004 compared with 2003

Overview. For the second quarter and first six months of 2004, net income increased by 13%. The increase in net income was driven by increased operating earnings, lower financing costs aided by improved collections of accounts receivable and a lower effective tax rate. Operating earnings increased by 1% from the second quarter of 2003 to the second quarter of 2004, while for the first six months of the year, operating earnings increased by 2% over the prior year period. Operating earnings increased due to revenue growth, as well as productivity improvements in the core distribution business offset by increased spending on strategic initiatives.

Revenue. Revenue increased 6% to $1.12 billion in the second quarter of 2004 from $1.05 billion in the second quarter of 2003. For the first six months of 2004, revenue increased 7% over the comparable prior year period. This revenue increase resulted from new core distribution business, including HealthTrust Purchasing Group, and increased sales to existing customers.

Operating earnings. As a percentage of revenue, operating earnings decreased slightly to 2.5% in the second quarter and first six months of 2004 from 2.6% in the comparable periods of 2003. The decrease in operating earnings as a percentage of revenue from 2003 resulted from slightly lower gross margin and continued spending on strategic initiatives, particularly OMSolutionsSM and Owens & Minor University, partially offset by productivity improvements in the core distribution business. OMSolutionsSM expenses exceeded revenue for the second quarter and the first six months of 2004. The company anticipates that the OMSolutionsSM business will become accretive in the second half of the year.

The following table presents the components of operating earnings as a percent of revenue for the second quarter and first six months of 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Gross margin	10.3%	10.3%	10.3%	10.4%
SG&A expense	7.6%	7.5%	7.6%	7.5%
Depreciation and amortization	0.3%	0.4%	0.3%	0.4%
Other operating income and expense, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating earnings	2.5%	2.6%	2.5%	2.6%

Percentages may not foot due to rounding

The decrease in gross margin from the first six months of 2003 to the same period of 2004 resulted primarily from competitive pricing pressure and fewer inventory buying opportunities.

Competitive pricing pressure has been a significant factor in recent years, and management expects this trend to continue. In addition, as suppliers continue to seek more restrictive agreements with distributors, the company has access to fewer special inventory buying opportunities than in the past. The company is working to counteract the effects of these trends by continuing to offer customers a wide range of value-added services, such as OMSolutionsSM, PANDAC® and other programs, as well as expanding the MediChoice® private label product line. The company also continues to work with suppliers on programs to enhance gross margin.

SG&A expenses were 7.6% of revenue in both the second quarter and the first six months of 2004, up from 7.5% in the comparable periods of 2003. The company continues to invest in its strategic initiatives, such as OMSolutionsSM and Owens & Minor University. These additional costs, as well as increases in other operating costs such as employee healthcare and information technology support, were partially offset by productivity improvements achieved in the core distribution business. The company expects to continue to invest in its strategic initiatives while also focusing on operation standardization in order to further improve productivity.

Financing costs. Financing costs, which include interest expense, discount on accounts receivable securitization and distributions on mandatorily redeemable preferred securities, totaled $3.1 million and $6.6 million for the second quarter and first six months of 2004, compared with $5.1 million and $10.3 million for the same periods of 2003. The decrease in financing costs from 2003 resulted primarily from reductions in outstanding financing, most significantly the repurchase of $20.8 million and conversion of $104.4 million of mandatorily redeemable preferred securities in 2003. Financing costs were also favorably affected by interest income from increased cash and cash equivalents helped by improved collections of accounts receivable.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The provision for income taxes was $9.2 million and $18.6 million in the second quarter and first six months of 2004 compared with $8.8 million and $17.1 million in the same periods of 2003. The effective tax rate was 37.5% and 38.3% for the second quarter and first half of 2004, compared to 38.9% for the full year of 2003. The provision for the second quarter and first six months of 2004 includes an adjustment of the company’s reserve for tax liabilities for years subject to audit as the company was better able to estimate its ultimate liability for these years.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first six months of 2004, as its cash and cash equivalents increased $32.3 million to $48.7 million at June 30, and long-term debt remained consistent at $207.0 million, down $2.5 million from December 31, 2003. In the first six months of 2004, the company generated $71.1 million of cash flow from operations, compared with $114.9 million in the first half of 2003. Cash flows in both periods were positively affected by improved collections of accounts receivable, while cash flows for the first half of 2003 were also significantly enhanced by timing of payments for inventory purchases. Accounts receivable days sales outstanding at June 30, 2004 were 25.5 days, improved from 27.8 days at December 31, 2003 and 28.0 days at June 30, 2003. Inventory turnover increased slightly to 10.0 in the second quarter of 2004 from 9.9 in the second quarter of 2003.

Effective May 4, 2004, the company amended its revolving credit facility, extending its expiration to May 2009. The credit limit of the amended facility increased from $150.0 million to $250.0 million, and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the new terms of the facility, the company is charged a commitment fee of between 0.15% and 0.35% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. As a result of the increased borrowing capacity under the amended revolving credit facility, the company terminated its off balance sheet accounts receivable financing facility.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 2004, the company had $243.5 million of unused credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $7.7 million in the first six months of both 2004 and 2003. The mix of expenditures changed from 2003 to 2004, with increased spending on equipment and improvements related to the relocation of two of the company’s distribution centers, offset by reduced capital spending on information systems. The company expects capital expenditures for the remainder of 2004 to include increased spending on the design and construction of a new corporate headquarters. Capital expenditures for information systems are expected to continue to run at a lower rate than in 2003.

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

•	general economic and business conditions

•	the ability of the company to implement its strategic initiatives

•	dependence on sales to certain customers

•	dependence on suppliers

•	changes in manufacturer preferences between direct sales and wholesale distribution

•	competition

•	changing trends in customer profiles

•	the ability of the company to meet customer demand for additional value added services

•	the ability to convert customers to CostTrackSM

•	the availability of supplier incentives

•	the ability to capitalize on inventory buying opportunities

•	the ability of business partners to perform their contractual responsibilities

•	the ability to manage operating expenses

•	the ability of the company to manage financing costs and interest rate risk

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill

•	the ability to timely or adequately respond to technological advances in the medical supply industry

•	the ability to successfully identify, manage or integrate possible future acquisitions

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims

•	changes in government regulations.

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

Item 4. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. Through June 30, 2004, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4. Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 29, 2004, with the voting results designated below each such matter:

(1)	Election of A. Marshall Acuff, Jr., Henry A. Berling, James B. Farinholt, Jr., and Anne Marie Whittemore as directors of O&M for a three–year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
A. Marshall Acuff, Jr.	34,456,277	1,641,586	0	0
Henry A. Berling	34,340,733	1,757,130	0	0
James B. Farinholt, Jr.	34,316,964	1,780,899	0	0
Anne Marie Whittemore	22,710,128	13,387,735	0	0

(2)	Ratification of the appointment of KPMG LLP as O&M’s independent auditors for 2004.

Votes For	Votes Against Or Withheld	Abstentions
35,754,970	324,617	18,276

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Bylaws of the company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The company filed a Current Report on Form 8-K dated April 21, 2004, under Items 7 and 12, announcing its earnings for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date August 5, 2004	/s/ G. GILMER MINOR, III
G. Gilmer Minor, III
Chairman and Chief Executive Officer

Date August 5, 2004	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President
Chief Financial Officer

Date August 5, 2004	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
3.1	Amended and Restated Bylaws of the company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.