Form 10-Q
period 2004-09-30
OWENS & MINOR INC/VA/
filed 2004-11-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2004, was 39,425,348 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Revenue	$1,134,387	$1,063,509	$3,359,836	$3,135,980
Cost of revenue	1,019,537	954,289	3,016,095	2,811,067

Gross margin	114,850	109,220	343,741	324,913
Selling, general and administrative expenses	84,480	80,868	253,030	237,113
Depreciation and amortization	3,676	3,868	11,197	11,801
Other operating income and expense, net	(903)	(969)	(3,175)	(3,449)

Operating earnings	27,597	25,453	82,689	79,448
Interest expense, net	3,086	4,142	9,375	11,153
Discount on accounts receivable securitization	—	199	261	581
Distributions on mandatorily redeemable preferred securities	—	—	—	2,898
Other expense	—	—	—	154

Income before income taxes	24,511	21,112	73,053	64,662
Income tax provision	9,314	8,277	27,906	25,348

Net income	$15,197	$12,835	$45,147	$39,314

Net income per common share-basic	$0.39	$0.37	$1.16	$1.16

Net income per common share-diluted	$0.38	$0.34	$1.14	$1.06

Cash dividends per common share	$0.11	$0.09	$0.33	$0.26

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2004	December 31, 2003
Assets
Current assets
Cash and cash equivalents	$102,342	$16,335
Accounts and notes receivable, net of allowance of $7,570 and $8,350	327,433	353,431
Merchandise inventories	428,551	384,266
Other current assets	28,617	27,343

Total current assets	886,943	781,375
Property and equipment, net of accumulated depreciation of $70,990 and $74,056	22,196	21,088
Goodwill	198,960	198,063
Other assets, net	42,643	45,222

Total assets	$1,150,742	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$377,044	$314,723
Accrued payroll and related liabilities	13,460	13,279
Other accrued liabilities	71,070	67,630

Total current liabilities	461,574	395,632
Long-term debt	208,307	209,499
Other liabilities	31,704	30,262

Total liabilities	701,585	635,393

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 39,416 shares and 38,979 shares	78,832	77,958
Paid-in capital	124,600	118,843
Retained earnings	252,639	220,468
Accumulated other comprehensive loss	(6,914)	(6,914)

Total shareholders’ equity	449,157	410,355

Total liabilities and shareholders’ equity	$1,150,742	$1,045,748

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2004	2003
Operating activities
Net income	$45,147	$39,314
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,197	11,801
Provision for LIFO reserve	3,150	3,280
Provision for losses on accounts and notes receivable	1,176	1,938
Changes in operating assets and liabilities:
Accounts and notes receivable	24,844	29,815
Merchandise inventories	(47,435)	(38,801)
Accounts payable	82,294	84,681
Net change in other current assets and liabilities	2,294	(8,111)
Other, net	5,812	4,457

Cash provided by operating activities	128,479	128,374

Investing activities
Additions to property and equipment	(8,105)	(4,273)
Additions to computer software	(3,713)	(8,008)
Net cash paid for acquisition of business	(2,512)	—
Proceeds from sale of land	1,820	—
Other, net	215	274

Cash used for investing activities	(12,295)	(12,007)

Financing activities
Repurchase of mandatorily redeemable preferred securities	—	(20,439)
Repurchase of common stock	—	(10,884)
Net payments on revolving credit facility	—	(27,900)
Cash dividends paid	(12,976)	(9,220)
Proceeds from exercise of stock options	4,004	4,303
Decrease in drafts payable	(20,000)	(26,150)
Other, net	(1,205)	—

Cash used for financing activities	(30,177)	(90,290)

Net increase in cash and cash equivalents	86,007	26,077
Cash and cash equivalents at beginning of period	16,335	3,361

Cash and cash equivalents at end of period	$102,342	$29,438

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2004 and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

The acquisition has been accounted for as a purchase of a business and, accordingly, the operating results of 5nQ have been included in the company’s consolidated financial statements since the date of acquisition. The company paid $2.5 million in cash for the purchase, and will also make additional payments to the previous owners, who are now employed by O&M, based on the amount of QSight™ subscription revenues through March 2007. The allocation of the purchase price included $1.5 million of computer software and $0.2 million of intangible assets, both included in “other assets, net” on the consolidated balance sheet, and $0.9 million of goodwill. Had the acquisition taken place on January 1, 2003, the consolidated revenue and net income of the company would not have materially differed from the amounts reported for the three months ended September 30, 2003 or the nine months ended September 30, 2004 and 2003.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Net income	$15,197	$12,835	$45,147	$39,314
Add: stock-based employee compensation expense included in reported net income, net of tax	197	150	609	476
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(486)	(413)	(1,515)	(1,322)

Pro forma net income	$14,908	$12,572	$44,241	$38,468

Per common share - basic:
Net income, as reported	$0.39	$0.37	$1.16	$1.16
Pro forma net income	$0.38	$0.36	$1.13	$1.13
Per common share - diluted:
Net income, as reported	$0.38	$0.34	$1.14	$1.06
Pro forma net income	$0.38	$0.33	$1.11	$1.04

6.	Retirement Plans

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. (SFAS) 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised statement requires disclosures in addition to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Most of the additional disclosure requirements were effective for the company as of December 31, 2003, with the remaining requirements effective in 2004. The adoption of the revised statement did not affect the company’s financial condition or results of operations. The revised statement requires interim disclosures to be made about the components of net periodic pension cost of the company’s retirement plans. The components of net periodic pension cost of the company’s retirement plans for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Service cost	$256	$282	$766	$635
Interest cost	723	719	2,249	2,162
Expected return on plan assets	(435)	(394)	(1,301)	(1,094)
Amortization of prior service cost	8	71	149	212
Recognized net actuarial loss	227	196	661	544

Net periodic pension cost	$779	$874	$2,524	$2,459

7.	Comprehensive Income

The company’s comprehensive income for the three and nine months ended September 30, 2004 and 2003 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net income	$15,197	$12,835	$45,147	$39,314
Other comprehensive income – change in unrealized gain on investment, net of tax	—	42	—	29

Comprehensive income	$15,197	$12,877	$45,147	$39,343

8.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003
Numerator:
Numerator for basic net income per common share – net income	$15,197	$12,835	$45,147	$39,314
Distributions on convertible mandatorily redeemable preferred securities, net of income taxes	—	595	—	2,362

Numerator for diluted net income per common share – net income attributable to common stock after assumed conversions	$15,197	$13,430	$45,147	$41,676

Denominator:
Denominator for basic net income per common share – weighted average shares	39,083	35,128	38,986	34,021
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	—	3,498	—	4,703
Stock options and restricted stock	599	725	622	597

Denominator for diluted net income per common share – adjusted weighted average shares and assumed conversions	39,682	39,351	39,608	39,321

Net income per common share – basic	$0.39	$0.37	$1.16	$1.16
Net income per common share – diluted	$0.38	$0.34	$1.14	$1.06

9.	Contingency

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year, the reduction in the company’s last-in first-out (LIFO) inventory for certain manufacturer discounts earned by the company and instead require the inclusion of the discounts in income. Since the proposed disallowance involves the timing of deductions, it primarily affects the company’s liability for interest. Management believes that its treatment of the discounts is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. Accordingly, the company plans to contest the proposed disallowance pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the deductions would be disallowed effective for the 2001 tax year, and the company would have to pay a deficiency of $32.3 million in taxes on which deferred taxes have been provided, as well as interest calculated at statutory rates, for which no reserve has been established. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s results of operations.

10.	Recently Adopted Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The company was required to apply FIN 46R to interests in variable interest entities as of March 31, 2004. Application of this Interpretation did not affect the company’s financial condition or results of operations.

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

Condensed Consolidating Financial Information

(in thousands)

For the three months ended September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,134,387	$—	$—	$1,134,387
Cost of revenue	—	1,019,537	—	—	1,019,537

Gross margin	—	114,850	—	—	114,850
Selling, general and administrative expenses	43	84,437	—	—	84,480
Depreciation and amortization	—	3,676	—	—	3,676
Other operating income and expense, net	—	(903)	—	—	(903)

Operating earnings (loss)	(43)	27,640	—	—	27,597
Interest (income) expense, net	(196)	3,282	—	—	3,086

Income before income taxes	153	24,358	—	—	24,511
Income tax provision	57	9,257	—	—	9,314

Net income	$96	$15,101	$—	$—	$15,197

For the three months ended September 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,063,509	$—	$—	$1,063,509
Cost of revenue	—	954,289	—	—	954,289

Gross margin	—	109,220	—	—	109,220
Selling, general and administrative expenses	5	80,601	262	—	80,868
Depreciation and amortization	—	3,868	—	—	3,868
Other operating income and expense, net	—	8	(977)	—	(969)

Operating earnings (loss)	(5)	24,743	715	—	25,453
Interest (income) expense, net	(853)	4,153	842	—	4,142
Discount on accounts receivable securitization	—	5	194	—	199

Income (loss) before income taxes	848	20,585	(321)	—	21,112
Income tax provision (benefit)	360	8,058	(141)	—	8,277

Net income (loss)	$488	$12,527	$(180)	$—	$12,835

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$3,359,836	$—	$—	$3,359,836
Cost of revenue	—	3,016,095	—	—	3,016,095

Gross margin	—	343,741	—	—	343,741
Selling, general and administrative expenses	500	252,407	123	—	253,030
Depreciation and amortization	—	11,197	—	—	11,197
Other operating income and expense, net	—	(1,473)	(1,702)	—	(3,175)

Operating earnings (loss)	(500)	81,610	1,579	—	82,689
Interest (income) expense, net	(1,320)	9,859	836	—	9,375
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	8	253	—	261

Income before income taxes	820	92,085	490	(20,342)	73,053
Income tax provision	313	27,401	192	—	27,906

Net income	$507	$64,684	$298	$(20,342)	$45,147

For the nine months ended September 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$3,135,980	$—	$—	$3,135,980
Cost of revenue	—	2,811,067	—	—	2,811,067

Gross margin	—	324,913	—	—	324,913
Selling, general and administrative expenses	5	236,113	995	—	237,113
Depreciation and amortization	—	11,801	—	—	11,801
Other operating income and expense, net	—	(75)	(3,374)	—	(3,449)

Operating earnings (loss)	(5)	77,074	2,379	—	79,448
Interest (income) expense, net	(7,094)	20,063	(1,816)	—	11,153
Discount on accounts receivable securitization	—	15	566	—	581
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898
Other expense	154	—	—	—	154

Income before income taxes	6,935	56,996	731	—	64,662
Income tax provision	2,784	22,285	279	—	25,348

Net income	$4,151	$34,711	$452	$—	$39,314

Condensed Consolidating Financial Information

(in thousands)

September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$99,980	$2,361	$1	$—	$102,342
Accounts and notes receivable, net	—	327,433	—	—	327,433
Merchandise inventories	—	428,551	—	—	428,551
Intercompany advances, net	32,825	(32,681)	(144)	—	—
Other current assets	—	28,617	—	—	28,617

Total current assets	132,805	754,281	(143)	—	886,943
Property and equipment, net	—	22,196	—	—	22,196
Goodwill	—	198,960	—	—	198,960
Intercompany investments	383,415	7,773	—	(391,188)	—
Other assets, net	11,480	31,163	—	—	42,643

Total assets	$527,700	$1,014,373	$(143)	$(391,188)	$1,150,742

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$377,044	$—	$—	$377,044
Accrued payroll and related liabilities	—	13,460	—	—	13,460
Other accrued liabilities	3,397	67,673	—	—	71,070

Total current liabilities	3,397	458,177	—	—	461,574
Long-term debt	208,140	167	—	—	208,307
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	31,704	—	—	31,704

Total liabilities	211,537	628,938	—	(138,890)	701,585

Shareholders’ equity
Common stock	78,832	—	1,500	(1,500)	78,832
Paid-in capital	124,600	249,797	1,001	(250,798)	124,600
Retained earnings (deficit)	112,731	142,552	(2,644)	—	252,639
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	316,163	385,435	(143)	(252,298)	449,157

Total liabilities and shareholders’ equity	$527,700	$1,014,373	$(143)	$(391,188)	$1,150,742

Condensed Consolidating Financial Information

(in thousands)

December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$14,156	$2,178	$1	$—	$16,335
Accounts and notes receivable, net	—	5,985	347,446	—	353,431
Merchandise inventories	—	384,266	—	—	384,266
Intercompany advances, net	126,182	186,302	(312,484)	—	—
Other current assets	18	27,325	—	—	27,343

Total current assets	140,356	606,056	34,963	—	781,375
Property and equipment, net	—	21,088	—	—	21,088
Goodwill	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	13,624	31,598	—	—	45,222

Total assets	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$314,723	$—	$—	$314,723
Accrued payroll and related liabilities	—	13,279	—	—	13,279
Other accrued liabilities	6,030	61,538	62	—	67,630

Total current liabilities	6,030	389,540	62	—	395,632
Long-term debt	209,364	135	—	—	209,499
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	30,262	—	—	30,262

Total liabilities	215,394	558,827	62	(138,890)	635,393

Shareholders’ equity
Common stock	77,958	—	1,500	(1,500)	77,958
Paid-in capital	118,843	249,797	16,001	(265,798)	118,843
Retained earnings	125,200	77,868	17,400	—	220,468
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	322,001	320,751	34,901	(267,298)	410,355

Total liabilities and shareholders’ equity	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$507	$64,684	$298	$(20,342)	$45,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	11,197	—	—	11,197
Provision for LIFO reserve	—	3,150	—	—	3,150
Provision for losses on accounts and notes receivable	—	1,063	113	—	1,176
Noncash intercompany dividend income	—	(20,342)	—	20,342	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	10,786	14,058	—	24,844
Merchandise inventories	—	(47,435)	—	—	(47,435)
Accounts payable	—	82,294	—	—	82,294
Net change in other current assets and liabilities	(2,615)	4,971	(62)	—	2,294
Other, net	3,136	2,676	—	—	5,812

Cash provided by operating activities	1,028	113,044	14,407	—	128,479

Investing activities
Additions to property and equipment	—	(8,105)	—	—	(8,105)
Additions to computer software	—	(3,713)	—	—	(3,713)
Net cash paid for acquisition of business	—	(2,512)	—	—	(2,512)
Proceeds from sale of land	—	1,820	—	—	1,820
Other, net	—	215	—	—	215

Cash used for investing activities	—	(12,295)	—	—	(12,295)

Financing activities
Change in intercompany advances	93,768	(79,361)	(14,407)	—	—
Cash dividends paid	(12,976)	—	—	—	(12,976)
Proceeds from exercise of stock options	4,004	—	—	—	4,004
Decrease in drafts payable	—	(20,000)	—	—	(20,000)
Other, net	—	(1,205)	—	—	(1,205)

Cash provided by (used for) financing activities	84,796	(100,566)	(14,407)	—	(30,177)

Net increase in cash and cash equivalents	85,824	183	—	—	86,007
Cash and cash equivalents at beginning of period	14,156	2,178	1	—	16,335

Cash and cash equivalents at end of period	$99,980	$2,361	$1	$—	$102,342

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$4,151	$34,711	$452	$—	$39,314
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	11,801	—	—	11,801
Provision for LIFO reserve	—	3,280	—	—	3,280
Provision for losses on accounts and notes receivable	—	958	980	—	1,938
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(537)	30,352	—	29,815
Merchandise inventories	—	(38,801)	—	—	(38,801)
Accounts payable	—	84,681	—	—	84,681
Net change in other current assets and liabilities	(3,367)	(4,128)	(616)	—	(8,111)
Other, net	2,920	1,537	—	—	4,457

Cash provided by operating activities	3,704	93,502	31,168	—	128,374

Investing activities
Additions to property and equipment	—	(4,273)	—	—	(4,273)
Additions to computer software	—	(8,008)	—	—	(8,008)
Decrease in intercompany investment	4,083	—	—	(4,083)	—
Proceeds from investment in intercompany debt	—	—	4,083	(4,083)	—
Other, net	—	274	—	—	274

Cash provided by (used for) investing activities	4,083	(12,007)	4,083	(8,166)	(12,007)

Financing activities
Repurchase of mandatorily redeemable preferred securities	(20,439)	—	—	—	(20,439)
Repurchase of common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Change in intercompany advances	86,435	(55,267)	(31,168)	—	—
Payments on intercompany debt	(4,083)	—	—	4,083	—
Decrease in intercompany investment	—	—	(4,083)	4,083	—
Cash dividends paid	(9,220)	—	—	—	(9,220)
Proceeds from exercise of stock options	4,303	—	—	—	4,303
Decrease in drafts payable	—	(26,150)	—	—	(26,150)

Cash provided by (used for) financing activities	18,212	(81,417)	(35,251)	8,166	(90,290)

Net increase in cash and cash equivalents	25,999	78	—	—	26,077
Cash and cash equivalents at beginning of period	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of period	$27,243	$2,194	$1	$—	$29,438

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Third quarter and first nine months of 2004 compared with 2003

Overview. For the third quarter and first nine months of 2004, net income increased by 18% and 15% from the comparable periods of 2003. The increase in net income was driven by increased operating earnings, lower financing costs as a result of the repurchase and conversion of mandatorily redeemable preferred securities in 2003 and improved collections of accounts receivable, as well as a lower effective tax rate. Operating earnings increased by 8% from the third quarter of 2003 to the third quarter of 2004, while for the first nine months of the year, operating earnings increased by 4% over the prior year period. Operating earnings increased as a result of revenue growth as well as lower employee benefit costs, partially offset by lower gross margins and increased spending on strategic initiatives.

Revenue. For the third quarter and first nine months of 2004, revenue increased 7% over the comparable prior year periods. This revenue increase resulted from new core distribution business, including HealthTrust Purchasing Group, and increased sales to existing customers.

Operating earnings. As a percentage of revenue, operating earnings were consistent with the prior year periods, at 2.4% for the third quarters of 2004 and 2003, and 2.5% for the first nine months of 2004 and 2003. The following table presents the components of operating earnings as a percent of revenue for the third quarter and first nine months of 2004 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Gross margin	10.1%	10.3%	10.2%	10.4%
SG&A expense	7.4%	7.6%	7.5%	7.6%
Depreciation and amortization	0.3%	0.4%	0.3%	0.4%
Other operating income and expense, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating earnings	2.4%	2.4%	2.5%	2.5%

Percentages may not foot due to rounding

The decrease in gross margin from 2003 to 2004 resulted primarily from reduced alternate sourcing of products and ongoing competitive pricing pressure.

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

SG&A expenses were 7.4% of revenue for the third quarter and 7.5% for the first nine months of 2004, down from 7.6% in the comparable periods of 2003. The company benefited from decreases in employee benefit costs, particularly healthcare coverage, as the company experienced an unusual number of large claims under its self-insured plan in the first nine months of 2003. In addition, depreciation and amortization decreased from 2003 to 2004 by $0.2 million for the third quarter and $0.6 million for the first nine months as the company has migrated some of its information technology (IT) applications from its own hardware to equipment provided under the IT outsourcing agreement that the company entered into in 2002.

The company continued to invest in its strategic initiatives, such as OMSolutionsSM and Owens & Minor University, at a higher rate than in the prior year. The company expects to continue to invest in its strategic initiatives while also focusing on operational standardization in order to further improve productivity. Additionally, OMSolutionsSM expenses exceeded revenue for the third quarter and first nine months of 2004, and management no longer expects it to become accretive by the end of the year. However, the company remains focused on growing the OMSolutionsSM business both internally and through acquisitions, and in October 2004, acquired the assets of HealthCare Logistics Services, a small, California-based, healthcare consulting firm. The company expects this acquisition to add strength to its OMSolutionsSM consulting and outsourcing efforts across the nation.

Financing costs. Financing costs, which include interest expense, discount on accounts receivable securitization and distributions on mandatorily redeemable preferred securities, totaled $3.1 million and $9.6 million for the third quarter and first nine months of 2004, compared with $4.3 million and $14.6 million for the same periods of 2003. The decrease in financing costs from 2003 resulted primarily from reductions in outstanding financing, most significantly the repurchase of $20.8 million and conversion of $104.4 million of mandatorily redeemable preferred securities in 2003. Financing costs were also favorably affected by interest income from increased cash and cash equivalents resulting principally from improved collections of accounts receivable and timing of payments for inventory purchases.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital and capital expenditure requirements.

Income taxes. The provision for income taxes was $9.3 million and $27.9 million in the third quarter and first nine months of 2004 compared with $8.3 million and $25.3 million in the same periods of 2003. The effective tax rate was 38.0% and 38.2% for the third quarter and first nine months of 2004, compared to 38.9% for the full year of 2003. The tax provision for the third quarter and first nine months of 2004 includes an adjustment of the company’s reserve for tax liabilities for years subject to audit as the company was better able to estimate its ultimate liability for those years.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first nine months of 2004, as its cash and cash equivalents increased $86.0 million to $102.3 million at September 30, and long-term debt remained consistent at $208.3 million, down $1.2 million from December 31, 2003. In the first nine months of 2004, the company generated $128.5 million of cash flow from operations, compared with $128.4 million in the first nine months of 2003. Cash flows in both periods were positively affected by improved collections of accounts receivable and timing of payments for inventory purchases. Accounts receivable days sales outstanding at September 30, 2004 were 25.8 days, improved from 27.8 days at December 31, 2003 and 27.5 days at September 30, 2003. Inventory turnover decreased slightly to 9.6 in the third quarter of 2004 from 9.7 in the third quarter of 2003.

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

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 2004, the company had $243.5 million of unused credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $11.8 million in the first nine months of 2004 compared with $12.3 million in the same period of 2003. The mix of expenditures changed from 2003 to 2004, with increased spending on design and construction of a new corporate headquarters and equipment and improvements related to the relocation of two of the company’s distribution centers, offset by reduced capital spending on information systems. The company expects capital expenditures for the remainder of 2004 to include continued spending on the construction of the corporate headquarters building. Capital expenditures for information systems are expected to continue to run at a lower rate than in 2003.

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

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions

•	the ability of the company to implement its strategic initiatives

•	dependence on sales to certain customers

•	dependence on suppliers

•	changes in manufacturer preferences between direct sales and wholesale distribution

•	competition

•	changing trends in customer profiles

•	the ability of the company to meet customer demand for additional value added services

•	the ability to convert customers to CostTrackSM

•	the availability of supplier incentives

•	access to special inventory buying opportunities

•	the ability of business partners to perform their contractual responsibilities

•	the ability to manage operating expenses

•	the ability of the company to manage financing costs and interest rate risk

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill

•	the ability to timely or adequately respond to technological advances in the medical supply industry

•	the ability to successfully identify, manage or integrate possible future acquisitions

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims

•	the outcome of outstanding tax contingencies

•	changes in government regulations.

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

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. In September 2004, as the result of human error, the company made a late Form 8-K filing under Item 5.04 relating to a notice sent to Section 16 insiders informing them of a prohibition on trading in company securities during an upcoming 401(k) blackout period. This special blackout period overlapped with the company’s standard trading blackout period between earnings releases, of which the Section 16 officers had already been notified and were in compliance. Based upon the company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. Through September 30, 2004, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 6.	Exhibits

10.1	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2004

10.2	Owens & Minor, Inc. Executive Deferred Compensation Plan Trust, effective July 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date November 5, 2004	/s/ G. GILMER MINOR, III
G. Gilmer Minor, III
Chairman and Chief Executive Officer

Date November 5, 2004	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President
Chief Financial Officer

Date November 5, 2004	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

10.1	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2004

10.2	Owens & Minor, Inc. Executive Deferred Compensation Plan Trust, effective July 1, 2004

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.