Form 10-K
period 2004-12-31
OWENS & MINOR INC/VA/
filed 2005-02-25
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☑    No  ☐

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,097,988,107 as of February 16, 2005.

The number of shares of the Company’s Common Stock outstanding as of February 16, 2005 was 39,567,139 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of security holders on April 28, 2005 is incorporated by reference for Part III.

Form 10-K Table of Contents

“Information for Investors,” located on page 16 of the company’s printed Annual Report, and “Corporate Officers,” located on page 15 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

The Company

Owens & Minor Inc. and subsidiaries (Owens & Minor, O&M or the company) is the leading distributor of national name brand medical and surgical supplies in the United States and a healthcare supply chain management company, distributing approximately 130,000 finished medical and surgical products produced by nearly 1,000 suppliers to approximately 4,000 customers from more than 40 distribution centers nationwide. The company’s primary customers are acute care hospitals and integrated healthcare networks (IHNs), which account for more than 90% of O&M’s revenue. Many of these hospital customers are represented by national healthcare networks (Networks) or group purchasing organizations (GPOs) that negotiate discounted pricing with suppliers and contract distribution services with the company. Other customers include the federal government and alternate care providers such as clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements over periods ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia as a wholesale drug company, the company redefined its mission in 1992, selling the wholesale drug division to concentrate on medical and surgical supply distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, while also expanding its offerings in the healthcare industry to include consulting, outsourcing and logistics services beginning in 2002, and the direct-to-consumer distribution of diabetic products in early 2005.

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

In recent years, the overall healthcare market has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities seeking to lower their total costs. Healthcare providers face a number of financial challenges, including the cost of purchasing, receiving, storing and tracking medical and surgical supplies. The competitive nature of the medical/surgical supply distribution industry keeps profit margins relatively modest, mitigating distributors’ ability to influence pricing, but distributors have opportunities to help reduce healthcare providers’ costs by offering services to streamline the supply chain through activity-based pricing, consulting and outsourcing services. These trends have driven significant consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume and develop technology platforms and decision support systems.

The Business

Through its core distribution business, the company purchases a high volume of medical and surgical products from suppliers, stores these items at its distribution centers and provides delivery services to its customers. The company has 42 distribution centers located throughout the continental United States and one warehousing arrangement in Hawaii. These distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most customer orders with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, providing more effective control of customer service. Contract carriers and parcel services are also used in situations where they are more cost-effective. The company customizes its product pallets and truckloads according to the customers’ needs, thus enabling them to reduce costs when they receive the product. Furthermore, delivery times are adjusted to customers’ needs, allowing them to streamline receiving activities.

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in advanced information technology, which includes automated warehousing technology as well as OMDirectSM, an Internet-based product catalog and direct ordering system that supplements existing technologies to communicate with both customers and suppliers. O&M is also focused on using its technology and experience to provide supply chain management consulting, outsourcing, and logistics services, and has developed OMSolutionsSM, the company’s professional services unit, to meet the demand for these services.

Products & Services

The distribution of medical and surgical supplies, including MediChoice®, O&M’s own private label product line, to healthcare providers accounts for over 95 percent of the company’s revenues.

The company also offers its customers a number of complementary services, including inventory management solutions, such as PANDAC® and SurgiTrackSM ; information technology solutions, such as WISDOM, WISDOM2 SM and QSight™; and medical supply chain management consulting, materials management outsourcing and resource management through OMSolutionsSM. These services are described in more detail below:

•	OMSolutionsSM provides medical supply chain management consulting, materials management outsourcing and resource management to enable healthcare providers to operate more efficiently and cost-effectively. For example, OMSolutionsSM provides clinician-consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutionsSM services are receiving and storeroom redesign, physical inventories and reconfiguration of periodic automatic replenishment systems.

•	PANDAC® is O&M’s Operating Room-focused inventory management program that helps healthcare providers reduce and control their suture and endo-mechanical inventory. Detailed analysis and on-going reporting provides accurate, timely information customers can use to reduce their investment in these high-cost supplies.

•	SurgiTrackSM is O&M’s integrated procedure management program that assembles and delivers supplies needed for a healthcare provider’s core surgical procedures. Through in-depth assessment, O&M provides customers information they can use to standardize products, reduce inventory and streamline workflow.

•	WISDOMSM is O&M’s Internet-based decision support tool that connects healthcare customers, suppliers and GPOs to the company’s extensive data warehouse of purchasing and product-related information. WISDOMSM offers online reporting that supports business decision-making about product standardization, contract utilization and supplier consolidation.

•	WISDOM2 SM is O&M’s Internet-based decision support tool and analytical service that provides healthcare customers access to purchasing, receipt and inventory movement data related to supplies from all medical/surgical manufacturers and suppliers in their materials management information systems. WISDOM2SM translates disparate data across a healthcare system into actionable intelligence that the customer can apply to business decisions about product standardization, order optimization, contract utilization and other supply chain improvement initiatives.

•	QSight™ is O&M’s Internet-based clinical inventory management tool that provides customers the ability to accurately track and manage inventory for clinical specialty departments, such as cardiac catheterization labs, radiology, and operating rooms.

Customers

The company currently provides its distribution, consulting and outsourcing services to approximately 4,000 healthcare providers, including hospitals, IHNs, the federal government and alternate care providers, contracting with them directly and through Networks and GPOs. In recent years, the company has also begun to provide logistics services to manufacturers of medical and surgical products.

Networks and GPOs

Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits that may be unavailable to individual members. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. However, Networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, which represents the purchasing interests of more than 2,400 healthcare organizations. Sales to Novation members represented approximately 48% of the company’s revenue in 2004. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 830 acute care hospitals and more than 2,400 sub-acute care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. Sales to Broadlane members represented approximately 14% of O&M’s revenue in 2004.

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

Sales and Marketing

O&M’s sales and marketing function is organized to support its field sales teams of approximately 250 teammates. Based from the company’s distribution centers nationwide, these local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with Networks and GPOs to meet their needs and coordinate activities with their individual member facilities. In addition, O&M has a national field organization, OMSpecialtiesSM, which is focused on assisting customers in the clinical environment, and an OMSolutionsSM team focused on supply chain consulting and outsourcing. The company’s integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.

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

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis under which a negotiated fixed percentage distribution fee is added to the product cost agreed to by the customer and the supplier. The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by the customer upon short notice.

In some cases the company may offer pricing that varies during the life of the contract, depending upon purchase volume and, as a result, the negotiated fixed percentage distribution fee may increase or decrease. Under these contracts, customers’ distribution fees may be reset after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s distribution fee percentage is adjusted, the modified percentage distribution fee applies only to a customer’s purchases made following the change. Because customer sales volumes typically change gradually, changes in distribution fee percentages for individual customers under this type of arrangement have an insignificant effect on total company results.

Pricing under O&M’s CostTrackSM activity-based pricing model differs from pricing under a traditional cost-plus model. With CostTrackSM, the pricing of services provided to customers is based on the type and level of services that they choose, as compared to a traditional cost-plus pricing model. As a result, this pricing model more accurately aligns the distribution fees charged to the customer with the costs of the individual services provided. In 2004, 36% of the company’s revenue was generated from customers using CostTrackSM pricing.

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

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers, including discounts for prompt payment and performance-based incentives. The company has well-established relationships with virtually all major suppliers of medical and surgical supplies, and works with its largest suppliers to create operating efficiencies in the supply chain through a number of programs, including FOCUS™. FOCUS™ is a supplier partnership program driving product standardization and consolidation for the company and its healthcare customers. By increasing the volume of purchases from the company’s most efficient suppliers, FOCUS™ provides operational benefits and cost savings throughout the supply chain.

In 2004, products of Johnson & Johnson Health Care Systems, Inc. and Tyco Healthcare each accounted for approximately 14% of the company’s revenue.

Information Technology

To support its strategic efforts, the company has developed information systems to manage all aspects of its operations, including warehouse and inventory management, asset management and electronic commerce. O&M believes that its investment in and use of technology in the management of its operations provides the company with a significant competitive advantage.

In 2002, O&M signed a seven-year agreement with Perot Systems Corporation to outsource its information technology operations, which include the management and operation of its mainframe computer and distributed services processing as well as application support, development and enhancement services. This agreement extends and expands a relationship that began in 1998.

The company has focused its technology expenditures on electronic commerce, data warehouse and decision support, supply chain management and warehousing systems, sales and marketing programs and services, as well as significant infrastructure enhancements. Owens & Minor is an industry leader in the use of electronic commerce to conduct business transactions with customers and suppliers, using OMDirectSM to supplement existing technologies.

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

Competition

The medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M, Cardinal Health and McKesson Medical-Surgical Solutions, a subsidiary of McKesson Corporation. The industry also includes smaller national distributors of medical and surgical supplies and a number of regional and local distributors.

Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, electronic commerce capabilities and the ability to meet special customer requirements. O&M believes its emphasis on technology, combined with its customer-focused approach to distribution and value-added services, enables it to compete effectively with both larger and smaller distributors.

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

Employees

At the end of 2004, the company had 3,392 full-time and part-time teammates. O&M believes that ongoing teammate training is critical to performance, using Owens & Minor University, an in-house training program to offer classes in leadership, management development, finance, operations and sales. Management believes that relations with teammates are good.

Item 2. Properties

O&M’s corporate headquarters are located in western Henrico County, in a suburb of Richmond, Virginia, in facilities leased from unaffiliated third parties. The company owns a parcel of land in nearby Hanover County to be used for its future corporate headquarters, which is currently under construction and is expected to be completed in early 2006. The company leases offices and warehouses for its 42 distribution centers across the United States from unaffiliated third parties. In addition, the company has a warehousing arrangement in Honolulu, Hawaii with an unaffiliated third party. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Item 3. Legal Proceedings

See Note 18 to the Consolidated Financial Statements under Item 15.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 2004, there were approximately 12,500 common shareholders. See “Quarterly Financial Information” under Item 15 for high and low closing sales prices of the company’s common stock.

Item 6. Selected Financial Data

(in thousands, except ratios and per share data)
	2004	2003	2002	2001	2000
Summary of Operations:
Revenue	$4,525,105	$4,244,067	$3,959,781	$3,814,994	$3,503,583
Net income(1)(2)	$60,500	$53,641	$47,267	$23,035	$33,088
Per Common Share:
Net income - basic(2)	$1.55	$1.52	$1.40	$0.69	$1.01
Net income - diluted(2)	$1.53	$1.42	$1.27	$0.68	$0.94
Average number of shares outstanding - basic	39,039	35,204	33,799	33,368	32,712
Average number of shares outstanding - diluted	39,668	39,333	40,698	40,387	39,453
Cash dividends	$0.44	$0.35	$0.31	$0.2725	$0.2475
Stock price at year end	$28.17	$21.91	$16.42	$18.50	$17.75
Book value at year end	$11.65	$10.53	$7.96	$6.97	$6.41
Summary of Financial Position:
Working capital	$433,945	$385,743	$385,023	$311,778	$233,637
Total assets	$1,131,833	$1,045,748	$1,009,477	$953,853	$867,548
Long-term debt	$207,476	$209,499	$240,185	$203,449	$152,872
Mandatorily redeemable preferred securities	$—	$—	$125,150	$132,000	$132,000
Shareholders’ equity	$460,256	$410,355	$271,437	$236,243	$212,772
Selected Ratios:
Gross margin as a percent of revenue(3)	10.2%	10.3%	10.5%	10.7%	10.7%
Selling, general and administrative expenses as a percent of revenue(1)(3)	7.5%	7.5%	7.7%	7.8%	7.6%
Operating earnings as a percent of revenue, excluding goodwill amortization (1)(3)	2.4%	2.5%	2.6%	2.6%	2.8%
Average inventory turnover	9.9	10.3	9.6	9.7	9.5
Current ratio	2.0	2.0	2.1	1.8	1.6

(1)	In 2002, net income included a charge to selling, general and administrative expenses of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services. In 2001, net income included a loss on early retirement of debt of $11.8 million, or $7.1 million net of tax, an impairment loss of $1.1 million on an investment in marketable equity securities and a provision for disallowed income tax deductions of $7.2 million.
(2)	Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill is no longer amortized. Excluding goodwill amortization and related tax benefits, net income, net income per basic common share, and net income per diluted common share were $28.4 million, $0.85 and $0.81 in 2001 and $38.4 million, $1.17 and $1.08 in 2000.
(3)	Certain components of selling, general and administrative expenses and interest expense, net for years prior to 2004 have been reclassified to cost of revenue and other operating income and expense, net in order to conform to the current presentation. See Note 1 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2004 Financial Results

Overview. In 2004, O&M earned net income of $60.5 million, or $1.53 per diluted common share, compared with $53.6 million, or $1.42 per diluted common share in 2003, and $47.3 million, or $1.27 per diluted common share in 2002. The increases from year to year resulted from increased operating earnings, lower financing costs, and lower effective tax rates. The increases in operating earnings were driven by revenue growth and success in controlling operating expenses, partially offset by declining gross margins, increased spending on strategic initiatives, and a 2004 charge for software impairment. Financing costs decreased sequentially from 2002 to 2004 as a result of the repurchase and conversion of mandatorily redeemable preferred securities in late 2002 and throughout 2003, as well as decreases in other financing due to strong operating cash flow. The company’s effective tax rate decreased from 2002 to 2003 as effective state income tax rates improved, and the effective tax rate decreased again from 2003 to 2004 as the company experienced favorable adjustments to its reserve for tax liabilities for years subject to audit.

Reclassifications. As a result of the growth of the OMSolutionsSM business and the increasing impact of customer finance charge income on net interest expense in recent periods, the company made certain changes to the presentation of its income statement effective January 1, 2004, to provide more useful information to investors. These reclassifications have no effect on total revenue or net income as previously reported. The most significant reclassifications are as follows:

•	Certain direct costs related to consulting and other service revenue are now included in cost of revenue. These costs were previously included in selling, general and administrative expense.

•	Customer finance charge income is now included in other operating income and expense, net. This income was previously included in interest expense, net.

Financial information for all prior periods included in this report has been reclassified to conform to the current presentation.

Results of Operations

The following table presents highlights from the company’s consolidated statements of income on a percentage of revenue basis:

Year ended December 31,	2004	2003	2002
Gross margin	10.2%	10.3%	10.5%
Selling, general and administrative expenses	7.5	7.5	7.7
Operating earnings	2.4	2.5	2.6
Net income	1.3	1.3	1.2

Revenue. Revenue increased 7% to $4.53 billion for 2004, from $4.24 billion in 2003. This increase resulted both from increased sales to existing customers and from new core distribution business. Approximately one-third of the increase resulted from increased sales to HealthTrust Purchasing Group, with whom the company entered into a five-year master distribution agreement in the fourth quarter of 2003. Revenue increased 7% to $4.24 billion for 2003, from $3.96 billion in 2002. Increased sales volume to existing customers accounted for over 80% of the increase in revenue.

Operating earnings. As a percentage of revenue, operating earnings decreased from 2.6% in 2002 to 2.5% in 2003, and to 2.4% in 2004. The decrease in operating earnings as a percentage of revenue was driven by declining gross margins, increased investments in strategic initiatives, such as OMSolutionsSM and Owens &

Minor University, and a software impairment charge in 2004. OMSolutionsSM expenses exceeded revenue for 2004 and 2003, as the company continues to develop this part of the business. The company remains focused on growing the OMSolutionsSM business both internally and through acquisitions, and in 2004, acquired the assets of 5nQ and HealthCare Logistics Services, two small firms that the company expects will add strength to its OMSolutionsSM consulting and outsourcing efforts across the nation.

Gross margin as a percentage of revenue for 2004 decreased to 10.2% from 10.3% in 2003 and 10.5% in 2002. Reduced alternate sourcing of products increased cost of revenue by approximately 0.2% of revenue from 2003 to 2004, while increases in performance-based supplier incentives from 2003 to 2004 affected cost of revenue favorably by approximately 0.1% of revenue. The decrease in gross margin from 2002 to 2003 was primarily the result of competitive pricing pressure as well as increases in sales volume with larger customers. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.1% of revenue in 2004, 2003, and 2002.

Competitive pricing pressure has been a significant factor in recent years, and management expects this trend to continue. In addition, as suppliers continue to seek more restrictive agreements with distributors, the company has access to fewer alternate sourcing opportunities than in the past. The company is working to counteract the effects of these trends by continuing to offer customers a wide range of value-added services, such as OMSolutionsSM, PANDAC® and other programs, as well as expanding the MediChoice® private label product line. The company also continues to work with suppliers on programs to enhance gross margin.

Selling, general and administrative (SG&A) expenses were 7.5% of revenue in 2004, consistent with 2003. Continued investment in strategic initiatives that the company launched in late 2002, including OMSolutionsSM and Owens & Minor University, was offset by reductions in insurance, selling and occupancy expenses as a percent of revenue. The company expects to continue to invest in its strategic initiatives while also focusing on operational standardization in order to further improve productivity.

SG&A expenses decreased as a percent of revenue from 7.7% in 2002 to 7.5% in 2003. In July 2002, the company entered into a seven-year information technology agreement with Perot Systems Corporation, expanding an existing outsourcing relationship. As a result of the agreement, O&M recorded a liability for termination costs of $3.0 million in connection with the cancellation of its then existing contract for mainframe computer services. This charge was included in SG&A expenses for 2002 and, along with productivity improvements achieved in the core distribution business, accounted for the decrease in SG&A as a percent of revenue from 2002 to 2003, more than offsetting the increased spending on strategic initiatives in 2003.

Depreciation and amortization expense decreased from $15.9 million in 2002 to $15.7 million in 2003, and again to $14.9 million in 2004. These decreases are the result of the company’s migration of some of its information technology applications from its own hardware to equipment provided under the Perot Systems agreement mentioned above, as well as other computer hardware and software becoming fully depreciated or amortized.

Other operating income and expense, net, was $2.7 million, $4.8 million, and $3.8 million of income in 2004, 2003, and 2002, including finance charge income of $4.2 million, $5.2 million and $4.2 million. Finance charge income was higher in 2003 as a result of favorable collection experience. Other operating income and expense in 2004 was also affected by a software impairment charge of $1.0 million.

Financing costs. The following table presents a summary of the company’s financing costs for 2004, 2003, and 2002:

(in millions)

Year ended December 31,	2004	2003(1)	2002
Interest expense, net	$12.3	$14.2	$14.4
Discount on accounts receivable securitization	0.3	0.8	1.8
Distributions on mandatorily redeemable preferred securities	—	2.9	7.0

Net financing costs	$12.6	$17.9	$23.2

(1)	Distributions on mandatorily redeemable preferred securities of $1.0 million in 2003 are included in interest expense, net in accordance with the requirements of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 1 to the Consolidated Financial Statements.

The decreases in financing costs from 2002 through 2004 resulted primarily from reductions in outstanding financing, most significantly the repurchase of $27.6 million and conversion of $104.4 million of mandatorily redeemable preferred securities from late 2002 to the third quarter of 2003. In addition, 2002 financing costs included $0.7 million in fees related to the origination of a new off-balance sheet receivables financing facility (Receivables Financing Facility). Financing costs in 2004 were also favorably affected by interest income from increased cash and cash equivalents resulting principally from improved collections of accounts receivable and timing of payments for inventory purchases.

The company expects to continue to manage its financing costs by managing working capital levels. The repurchases and conversion of mandatorily redeemable preferred securities that took place in late 2002 and 2003 reduced financing costs by an annual rate of $7.1 million, compared to periods prior to the repurchase and conversion activity. Future financing costs will be affected primarily by changes in short-term interest rates and working capital requirements.

Income taxes. The provision for income taxes was $37.1 million in 2004, compared with $34.2 million in 2003 and $31.0 million in 2002. The company’s effective tax rate was 38.0% in 2004, compared with 38.9% in 2003 and 39.6% in 2002. The decrease in the effective rate from 2003 to 2004 resulted from favorable adjustments to the company’s reserve for tax liabilities for years subject to audit. The reduction in rate from 2002 to 2003 resulted primarily from lower effective state income tax rates.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in 2004 as its cash and cash equivalents increased by $39.5 million to $55.8 million at December 31, 2004. In 2004, the company generated $58.7 million of cash flow from operations, compared with $94.9 million in 2003 and $14.3 million used for operations in 2002. In 2002, the company reduced its sales of accounts receivable under its Receivables Financing Facility, resulting in a $70 million decrease in operating cash flow. The company used the facility as a source of short-term financing, selling receivables as needed to provide cash for operations. Operating cash flows were lower in 2004 than in 2003 due to increases in inventory to support revenue growth and improve service levels, as well as comparatively less favorable timing of payments for inventory purchases late in the fourth quarter of 2004. Cash flows in 2003 were positively affected by improved collections of accounts receivable as well as timing of payments for inventory purchases. Accounts receivable days sales outstanding at December 31, 2004 were 26.5 days, compared with 27.8 days at December 31, 2003. Inventory turnover was 9.9, 10.3 and 9.6 times in 2004, 2003, and 2002.

Effective April 30, 2002, the company replaced its revolving credit facility with an agreement expiring in April 2005. In May 2004, the company amended the agreement, extending its expiration to May 2009. The credit limit of the amended facility is $250 million and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the facility, the company is charged a commitment fee of between 0.15% and 0.35% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2004, the company was in compliance with these covenants.

In November 2002, the company announced a repurchase plan representing a combination of its common stock and its $2.6875 Term Convertible Securities, Series A issued by the company’s wholly owned subsidiary Owens & Minor Trust I (Securities). Under this plan, up to $50 million of Securities and common stock, with a maximum of $35 million in common stock, could be purchased by the company. The shares of common stock and Securities could be acquired from time to time at management’s discretion through December 31, 2003 in the open market, in block trades, in private transactions or otherwise. In December 2002, the company repurchased 137,000 Securities for $6.6 million. In the first quarter of 2003, the company repurchased an additional 415,449 Securities for $20.4 million, and 661,500 shares of common stock for $10.9 million. The repurchase of Securities resulted in a gain of $84 thousand in 2002 and a loss of $157 thousand in 2003, recorded in other income and expense.

In the third quarter of 2003, the company initiated and completed the redemption of its outstanding Securities, resulting in the conversion of $104.4 million of Securities into 5.1 million shares of common stock. The remaining Securities, representing a liquidation value of $27 thousand, were redeemed by the company.

In January 2005, the company purchased Access Diabetic Supply for approximately $57 million. The company funded this purchase using its existing cash.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2004, O&M had $240.7 million of unused credit under its revolving credit facility, as $9.3 million of available financing was reserved for certain letters of credit.

The following is a summary of the company’s significant contractual obligations as of December 31, 2004:

(in millions) Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including interest payments(1)	$319.0	$17.0	$34.0	$34.0	$234.0
Purchase obligations(2)	137.2	30.1	60.1	47.0	—
Operating leases(2)	63.0	24.0	27.8	9.0	2.2
Capital lease obligations(1)	0.6	0.2	0.3	0.1	—
Other long-term liabilities(3)	28.7	0.9	5.6	4.1	18.1

Total contractual obligations	$548.5	$72.2	$127.8	$94.2	$254.3

(1)	See Note 7 to the Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate.
(2)	See Note 17 to the Consolidated Financial Statements.
(3)	Other long-term liabilities include obligations for retirement plans. Expected timing of payments is based on actuarial assumptions and actual timing of payments could vary significantly from amounts projected. See Note 12 to the Consolidated Financial Statements.

Capital Expenditures. Capital expenditures were $18.2 million in 2004, compared to $17.7 million in 2003 and $9.8 million in 2002. The mix of expenditures changed from 2003 to 2004, with $4.9 million of increased spending on design and construction of a new corporate headquarters, as well as equipment and improvements related to the relocation of two of the company’s distribution centers, offset by lower capital spending on information systems. The increase from 2002 to 2003 included $6.1 million of additional spending on computer software, as the company focused on upgrading its information systems. In 2005, the company expects to spend approximately $20 million on the construction of the corporate headquarters building, and to increase spending on information technology development.

Acquisition of Access Diabetic Supply

In January 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for approximately $57 million in cash. Access, with 2004 revenues of approximately $32 million, primarily markets blood glucose monitoring devices, test strips and other ancillary products used by people with diabetes for self-testing. Access, which distributes products to more than 50,000 customers nationwide, has approximately 200 teammates, and will operate as a separate business within Owens & Minor. Management expects this acquisition to be accretive in 2005.

Critical Accounting Policies

The company’s consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The company continually evaluates the accounting policies and estimates it uses to prepare its financial statements. Management’s estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ.

Critical accounting policies are defined as those policies that relate to estimates that require a company to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the company’s results due to changes in the estimate or the use of different estimates that could reasonably have been used. Management believes its critical accounting policies and estimates include its allowances for losses on accounts and notes receivable, inventory valuation, accounting for goodwill, and self-insurance liabilities.

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. At December 31, 2004, the company had accounts and notes receivable of $344.6 million, net of allowances of $6.8 million. An unexpected bankruptcy or other adverse change in financial condition of a customer could result in increases in these allowances, which could have a material effect on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2004, the company had inventory of $435.7 million, net of an allowance of $1.7 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin, and net income. The company actively manages its inventory levels to minimize the risk of loss and has consistently achieved a high level of inventory turnover.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $200.5 million at December 31, 2004.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as different discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or on a different organization structure, could produce materially different results.

Self-insurance liabilities. The company is self-insured for most employee healthcare, workers’ compensation, and automobile liability costs. The company estimates its liabilities for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors provided by outside actuaries. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then the company may be required to record additional expense or reductions to expense that could be material to the company’s financial condition and results of operations. Self-insurance liabilities for employee healthcare, workers’ compensation, and automobile liability costs totaled $7.7 million at December 31, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs, which addresses how a business enterprise should account for abnormal amounts of idle facility expense, freight, handling costs and spoilage incurred in the production and acquisition of inventory. The provisions of SFAS 151 require that these costs be recognized as current period charges, rather than as inventory cost. The company will be required to adopt the provisions of this standard beginning on January 1, 2006. Management does not expect application of this standard to have a material effect on the company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which addresses the measurement of exchanges of nonmonetary assets. The provisions of SFAS 153 require that all exchanges of nonmonetary assets that have commercial substance be recorded at fair value. The company will be required to adopt the provisions of this standard beginning on January 1, 2006. Management does not expect application of this standard to have a material effect on the company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values.

The company will be required to adopt the provisions of this standard beginning on July 1, 2005, with earlier adoption encouraged. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the company currently uses the intrinsic value method as defined by APB 25 to account for share-based payments. As a result, the adoption of SFAS 123R is expected to have a material effect on the company’s results of operations, although it will not affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123R cannot be predicted with certainty. However, had the company adopted SFAS 123R in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 1 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises, the amount of cash flows recognized in prior periods for such excess tax deductions would have been $2.1 million, $1.2 million and $0.2 million in 2004, 2003 and 2002 had the company adopted SFAS 123R in prior periods.

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

Forward-Looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions

•	the ability of the company to implement its strategic initiatives

•	dependence on sales to certain customers

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers

•	dependence on suppliers; product price increases by suppliers

•	changes in manufacturer preferences between direct sales and wholesale distribution

•	competition

•	changing trends in customer profiles and ordering patterns

•	the ability of the company to meet customer demand for additional value added services

•	the ability to convert customers to CostTrackSM

•	the availability of supplier incentives

•	access to special inventory buying opportunities

•	the ability of business partners to perform their contractual responsibilities

•	the ability to manage operating expenses

•	the ability of the company to manage financing costs and interest rate risk

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill

•	the ability to timely or adequately respond to technological advances in the medical supply industry

•	the ability to successfully identify, manage or integrate acquisitions

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims

•	the outcome of outstanding tax contingencies

•	changes in government regulations, including healthcare laws and regulations

•	changes in government, including Medicare, reimbursement guidelines and private insurer reimbursement amounts

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

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and revolving credit facility. As of December 31, 2004, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding borrowings under its revolving credit facility at December 31, 2004. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part III

Items 10-14.

Information required by Items 10-14 can be found under “Corporate Officers” on page 15 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2005 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 20, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 51.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2004	2003	2002
Revenue	$4,525,105	$4,244,067	$3,959,781
Cost of revenue	4,061,806	3,807,665	3,542,587

Gross margin	463,299	436,402	417,194
Selling, general and administrative expenses	340,985	319,795	303,445
Depreciation and amortization	14,884	15,718	15,926
Other operating income and expense, net	(2,699)	(4,822)	(3,755)

Operating earnings	110,129	105,711	101,578
Interest expense, net	12,258	14,168	14,407
Discount on accounts receivable securitization	261	757	1,782
Distributions on mandatorily redeemable preferred securities	—	2,898	7,034
Other income and expense, net	—	89	74

Income before income taxes	97,610	87,799	78,281
Income tax provision	37,110	34,158	31,014

Net income	$60,500	$53,641	$47,267

Net income per common share - basic	$1.55	$1.52	$1.40
Net income per common share - diluted	$1.53	$1.42	$1.27
Cash dividends per common share	$0.44	$0.35	$0.31

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2004	2003
Assets
Current assets
Cash and cash equivalents	$55,796	$16,335
Accounts and notes receivable, net	344,642	353,431
Merchandise inventories	435,673	384,266
Other current assets	28,365	27,343

Total current assets	864,476	781,375
Property and equipment, net	27,153	21,088
Goodwill, net	200,467	198,063
Other assets, net	39,737	45,222

Total assets	$1,131,833	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$336,326	$314,723
Accrued payroll and related liabilities	13,962	13,279
Deferred income taxes	33,581	24,003
Other accrued liabilities	46,662	43,627

Total current liabilities	430,531	395,632
Long-term debt	207,476	209,499
Deferred income taxes	451	2,350
Other liabilities	33,119	27,912

Total liabilities	671,577	635,393

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 39,519 shares and 38,979 shares	79,038	77,958
Paid-in capital	126,625	118,843
Retained earnings	263,646	220,468
Accumulated other comprehensive loss	(9,053)	(6,914)

Total shareholders’ equity	460,256	410,355

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,131,833	$1,045,748

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2004	2003	2002
Operating activities
Net income	$60,500	$53,641	$47,267
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	14,884	15,718	15,926
Deferred income taxes	9,047	10,216	(8,002)
Provision for LIFO reserve	3,840	3,306	4,131
Provision for losses on accounts and notes receivable	1,155	2,778	2,673
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	7,656	(1,353)	(23,294)
Net decrease in receivables sold	—	—	(70,000)
Merchandise inventories	(55,247)	(35,737)	33,538
Accounts payable	8,076	52,626	(40,059)
Net change in other current assets and current liabilities	1,046	(14,976)	14,215
Other assets	1,478	6,036	353
Other liabilities	1,906	(394)	6,534
Other, net	4,313	3,043	2,456

Cash provided by (used for) operating activities	58,654	94,904	(14,262)

Investing activities
Additions to property and equipment	(13,253)	(6,597)	(4,815)
Additions to computer software	(4,941)	(11,054)	(4,942)
Net cash paid for acquisitions	(3,288)	—	—
Proceeds from sale of land	1,820	—	—
Other, net	312	520	9

Cash used for investing activities	(19,350)	(17,131)	(9,748)

Financing activities
Repurchase of mandatorily redeemable preferred securities	—	(20,439)	(6,594)
Repurchase of common stock	—	(10,884)	—
Net proceeds from (payments on) revolving credit facility	—	(27,900)	27,900
Cash dividends paid	(17,322)	(12,727)	(10,567)
Proceeds from exercise of stock options	5,263	4,672	1,992
Increase in drafts payable	13,500	2,500	13,000
Other, net	(1,284)	(21)	687

Cash provided by (used for) financing activities	157	(64,799)	26,418

Net increase in cash and cash equivalents	39,461	12,974	2,408
Cash and cash equivalents at beginning of year	16,335	3,361	953

Cash and cash equivalents at end of year	$55,796	$16,335	$3,361

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)
	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2001	33,885	$67,770	$27,181	$142,854	$(1,562)	$236,243
Net income				47,267		47,267
Other comprehensive loss, net of tax:
Unrealized loss on investment					(222)	(222)
Minimum pension liability adjustment					(4,693)	(4,693)

Comprehensive income						42,352

Issuance of restricted stock, net of forfeitures	53	106	(106)			—
Amortization of unearned compensation			953			953
Cash dividends				(10,567)		(10,567)
Exercise of stock options, including tax benefits of $0.5 million	180	360	2,175			2,535
Other	(5)	(10)	(69)			(79)

Balance December 31, 2002	34,113	68,226	30,134	179,554	(6,477)	271,437
Net income				53,641		53,641
Other comprehensive loss, net of tax:
Unrealized loss on investment					(23)	(23)
Reclassification of unrealized gain to net income					(41)	(41)
Minimum pension liability adjustment					(373)	(373)

Comprehensive income						53,204

Conversion of mandatorily redeemable preferred securities	5,059	10,118	92,279			102,397
Repurchase of common stock	(662)	(1,324)	(9,560)			(10,884)
Issuance of restricted stock, net of forfeitures	73	146	(146)			—
Amortization of unearned compensation			1,105			1,105
Cash dividends				(12,727)		(12,727)
Exercise of stock options, including tax benefits of $1.7 million	425	850	5,556			6,406
Other	(29)	(58)	(525)			(583)

Balance December 31, 2003	38,979	77,958	118,843	220,468	(6,914)	410,355
Net income				60,500		60,500
Other comprehensive loss, net of tax:
Minimum pension liability adjustment					(2,139)	(2,139)

Comprehensive income						58,361

Issuance of restricted stock, net of forfeitures	83	166	(166)			—
Amortization of unearned compensation			1,312			1,312
Cash dividends				(17,322)		(17,322)
Exercise of stock options, including tax benefits of $3.1 million	490	980	7,377			8,357
Other	(33)	(66)	(741)			(807)

Balance December 31, 2004	39,519	$79,038	$126,625	$263,646	$(9,053)	$460,256

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

Use of Estimates. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make assumptions and estimates that affect amounts reported. Estimates are used for, but not limited to, the accounting for the allowances for losses on accounts and notes receivable, inventory valuation allowances, depreciation and amortization, goodwill valuation, self-insurance reserves, tax liabilities, and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts and Notes Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The company assesses finance charges on overdue accounts receivable. Finance charges are recognized in income based on their estimated ultimate collectibility. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. The allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $6.8 million and $8.3 million have been applied as reductions of accounts receivable at December 31, 2004 and 2003.

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

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and

Notes to Consolidated Financial Statements—(Continued)

amortization (EBITDA), present value of expected cash flows and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment.

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net in the consolidated balance sheets. Unamortized software at December 31, 2004 and 2003 was $19.9 million and $22.2 million. Depreciation and amortization expense includes $7.9 million, $8.2 million and $7.7 million of software amortization for the years ended December 31, 2004, 2003 and 2002. At the end of 2004, the company determined that certain components of a software upgrade project would not be utilized as previously anticipated and had no resale value. As a result, an impairment charge of $1.0 million was recorded in other operating expense.

Investment. Until December 2003, the company held equity securities that were classified as available-for-sale, in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and were included in other assets, net in the consolidated balance sheets at fair value. Unrealized gains and losses, net of tax, on these securities were reported as accumulated other comprehensive income or loss. Declines in market value that were considered other than temporary were reclassified to net income.

Revenue Recognition. The company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectibility is reasonably assured.

Under most of the company’s contracts title passes to the customer when the product is received by the customer. The company records product revenue at the time that shipment is completed. Distribution fee revenue, when calculated as a mark-up of the product cost, is also recognized at the time that shipment is completed. Revenue for activity-based distribution fees and other services is recognized once service has been rendered.

The company provides for sales returns and allowances through a reduction in gross sales. This provision is based upon historical trends as well as specific identification of significant items. The company does not experience a significant volume of sales returns.

In most cases, the company records revenue gross, as the company is the primary obligor in its sales arrangements and bears the risk of general and physical inventory loss. The company also has some discretion in supplier selection and carries all credit risk associated with its sales.

Supplier Incentives. The company has contractual arrangements with certain suppliers that provide for the payment of performance-based incentives. These incentives are accounted for in accordance with the provisions of Emerging Issues Task Force Issue 02-16, Accounting By a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. These payments are recognized as a reduction in cost of revenue as the associated inventory is sold, or, if later, the point at which they become probable and reasonably estimable.

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

Notes to Consolidated Financial Statements—(Continued)

effect on net income and earnings per share of using the fair value method, as defined in SFAS 123, to account for stock-based compensation. The following table presents the effect on net income and earnings per share had the company used the fair value method to account for stock-based compensation:

(in thousands, except per share data)

Year Ended December 31,	2004	2003	2002
Net income	$60,500	$53,641	$47,267
Add: Stock-based employee compensation expense included in reported net income, net of tax	800	674	572
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,998)	(1,787)	(1,654)

Pro forma net income	$59,302	$52,528	$46,185

Per common share - basic:
Net income, as reported	$1.55	$1.52	$1.40
Pro forma net income	$1.52	$1.49	$1.37
Per common share - diluted:
Net income, as reported	$1.53	$1.42	$1.27
Pro forma net income	$1.49	$1.39	$1.24

The weighted average fair value of options granted in 2004, 2003, and 2002 was $6.98, $4.80, and $4.49, per option. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 1.6%-1.7% in 2004, 1.7%-2.6% in 2003, and 1.6%-2.1% in 2002; expected volatility of 32.8%-35.8% in 2004, 34.4%-36.9% in 2003, and 39.1%-40.6% in 2002; risk-free interest rate of 3.4%-3.5% in 2004, 2.5%-2.9% in 2003, and 3.0%-4.3% in 2002; and expected lives of 4 years in 2004, 2003, and 2002. Other disclosures required by SFAS 123 are included in Note 11.

Derivative Financial Instruments. The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. These swaps are recognized on the balance sheet at their fair value, based on estimates of the prices obtained from a dealer. All of the company’s interest rate swaps are designated as hedges of the fair value of a portion of the company’s long-term debt and, accordingly, the changes in the fair value of the swaps and the changes in the fair value of the hedged item attributable to the hedged risk are recognized as a charge or credit to interest expense. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the swaps are highly effective in offsetting changes in the fair values of the hedged items. If it is determined that an interest rate swap has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively. If an interest rate swap is terminated, no gain or loss is recognized, since the swaps are recorded at fair value. However, the change in fair value of the hedged item attributable to hedged risk is amortized to interest expense over the remaining life of the hedged item. If the hedged item is terminated prior to maturity, the interest rate swap, if not terminated at the same time, becomes an undesignated derivative and its subsequent changes in fair value are recognized in income.

Operating Segments. As defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information, as of December 31, 2004, the company had one reportable operating segment.

Other Recently Adopted Accounting Pronouncements. On January 1, 2003, the company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The most significant provisions of SFAS 145 address the termination of extraordinary item treatment for gains and losses on early retirement of debt. As a result, effective January 1, 2003, the company presents gains and losses on early retirement of debt within income from continuing

Notes to Consolidated Financial Statements—(Continued)

operations for current and prior periods. Adoption of this standard did not affect the company’s financial condition or results of operations but did change the classification of gains and losses on early retirement of debt in the company’s consolidated financial statements for the year ended December 31, 2002.

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

In December 2003, the FASB issued FASB Interpretation No. (FIN) 46R (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The company was required to apply FIN 46R to interests in variable interest entities as of March 31, 2004. Application of this interpretation did not affect the company’s financial condition or results of operations.

In December 2003, the FASB revised SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised standard requires disclosures in addition to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Most of the additional disclosure requirements were effective for the company as of December 31, 2003, with the remaining requirements effective as of December 31, 2004. The adoption of the revised standard did not affect the company’s financial condition or results of operations. The company’s disclosures in Note 12 incorporate the new requirements of this statement.

Note 2—Acquisitions

In March 2004, the company acquired certain net assets of 5nQ, a small, clinical inventory management solutions company. 5nQ developed an innovative software service, QSight™, for clinical healthcare inventory management solutions. This strategic acquisition enables O&M to enhance the OMSolutionsSM technology and service offerings to hospitals and suppliers. The operating results of 5nQ have been included in the company’s consolidated financial statements since the date of acquisition. The company paid $2.5 million in cash for the purchase, and will also make additional payments to the previous owners, who are now employed by O&M, based on the amount of QSight™ subscription revenues through March 2007. These additional payments, which are accounted for as part of the purchase price, totaled approximately $0.1 million through December 31, 2004. The allocation of the purchase price included $1.5 million of computer software and $0.2 million of intangible assets, both included in “other assets, net” on the consolidated balance sheet, and $0.9 million of goodwill. Had the acquisition taken place on January 1, 2003, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the years ended December 31, 2003 or 2004.

In October 2004, the company acquired the assets of HealthCare Logistics Services (HLS), a small, California-based, healthcare consulting firm. The operating results of HLS have been included in the company’s consolidated financial statements since the date of acquisition. The company paid $0.8 million in cash for the purchase and will also make additional payments totaling $1.0 million through 2009, as part of the purchase price, to the previous owners who are now employed by O&M. The allocation of the purchase price included $0.1 million of intangible assets, included in “other assets, net” on the consolidated balance sheet, and $1.5 million of goodwill. Had the acquisition taken place on January 1, 2003, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the years ended December 31, 2003 or 2004.

Notes to Consolidated Financial Statements—(Continued)

Note 3—Restructuring

In 1998, the company recorded a nonrecurring restructuring charge of $11.2 million as a result of the cancellation of a significant medical/surgical distribution contract. The restructuring plan included reductions in warehouse space and in the number of employees in those facilities that had the highest volume of business under that contract. The company periodically re-evaluates its estimate of the remaining costs to be incurred and, as a result, reduced the accrual by $0.1 million in 2004, $0.1 million in 2003, and $0.5 million in 2002. These adjustments resulted primarily from the reutilization of warehouse space that had previously been vacated under the restructuring plan and the resolution of uncertainties related to potential asset write-offs.

The following table sets forth the activity in the restructuring accrual for the years ended December 31, 2004, 2003 and 2002:

(in thousands)	Losses Under Lease Commitments	Asset Write-offs	Total
Balance December 31, 2001	$921	$849	$1,770
Charges	142	229	371
Adjustments	(184)	(303)	(487)

Balance December 31, 2002	595	317	912
Charges	128	317	445
Adjustments	(53)	—	(53)

Balance December 31, 2003	414	—	414
Charges	126	—	126
Adjustments	(110)	—	(110)

Balance December 31, 2004	$178	$—	$178

Note 4—Merchandise Inventories

The company’s merchandise inventories are valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $47.1 million and $43.3 million as of December 31, 2004 and 2003.

Note 5—Property and Equipment

The company’s investment in property and equipment consists of the following:

(in thousands)

December 31,	2004	2003
Warehouse equipment	$27,390	$26,934
Computer equipment	31,620	36,808
Office equipment and other	13,893	13,639
Leasehold improvements	11,582	12,082
Construction in progress	7,080	418
Land and improvements	3,520	5,263

	95,085	95,144

Accumulated depreciation and amortization	(67,932)	(74,056)

Property and equipment, net	$27,153	$21,088

Depreciation and amortization expense for property and equipment in 2004, 2003, and 2002 was $6.8 million, $7.5 million, and $8.2 million.

Notes to Consolidated Financial Statements—(Continued)

Note 6—Accounts Payable

Accounts payable balances were $336.3 million and $314.7 million as of December 31, 2004 and 2003, of which $280.3 million and $272.2 million were trade accounts payable and $56.0 million and $42.5 million, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 7—Debt

The company’s long-term debt consists of the following:

(in thousands)

December 31,	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
8.5% Senior Subordinated Notes, $200 million par value, mature July 2011	$207,123	$218,000	$209,364	$219,500
Revolving Credit Facility with interest based on London Interbank Offered Rate (LIBOR), Federal Funds Rate or Prime Rate, expires May 2009, credit limit of $250 million	—	—	—	—
Capital leases	542	542	194	194

Total debt	207,665	218,542	209,558	219,694
Less current maturities	(189)	(189)	(59)	(59)

Long-term debt	$207,476	$218,353	$209,499	$219,635

In July 2001, the company issued $200.0 million of 8.5% Senior Subordinated 10-year notes (Notes) which mature on July 15, 2011. Interest on the Notes is payable semi-annually on January 15 and July 15. The Notes are redeemable on or after July 15, 2006, at the company’s option, subject to certain restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company. Under these guarantees, the guarantor subsidiaries would be required to pay up to the full balance of the debt in the event of default of Owens & Minor, Inc.

In April 2002, the company replaced its revolving credit facility with a new agreement expiring in April 2005. In May 2004, the company amended the agreement, extending its expiration to May 2009. The credit limit of the amended facility is $250.0 million, and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the new facility, the company is charged a commitment fee of between 0.15% and 0.35% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

Cash payments for interest during 2004, 2003, and 2002 were $12.3 million, $13.5 million and $14.9 million. In 2004 and 2003, $0.4 million and $0.2 million of interest cost was capitalized relating to long-term capital projects, including design and construction of a new corporate headquarters and development of information systems infrastructure. No interest cost was capitalized in 2002.

The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. As of December 31, 2004, the company had no long-term debt, other than capital leases, due within the next five years. Future minimum capital lease payments, net of interest, for the five years subsequent to December 31, 2004, are $189 thousand in 2005, $193 thousand in 2006, $108 thousand in 2007, $36 thousand in 2008, and $16 thousand in 2009.

Notes to Consolidated Financial Statements—(Continued)

Note 8—Off Balance Sheet Receivables Financing Facility

In April 2002, the company replaced its off balance sheet receivables financing facility (Receivables Financing Facility) with a new agreement expiring in April 2005. Under the terms of the facility, O&M Funding was entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The terms of the agreement required the company to maintain certain levels of net worth, current ratio, leverage ratio and fixed charge coverage ratio, and restricted the company’s ability to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. The company continued to service the receivables that were transferred under the facility on behalf of the purchasers at estimated market rates. Accordingly, the company did not recognize a servicing asset or liability. At December 31, 2003, there were no receivables sold under the Receivables Financing Facility. The company terminated this facility in May 2004.

Note 9—Derivative Financial Instruments

The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. In July 2001, the company entered into interest rate swap agreements of $100.0 million notional amounts that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were designated as fair value hedges of a portion of the company’s Notes and, as the terms of the swaps are identical to the terms of the Notes, qualify for an assumption of no ineffectiveness under the provisions of SFAS 133. Under these agreements, expiring in July 2011, the company pays the counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 8.5%.

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2004 and 2003 was $6.6 million and $8.8 million, net of accrued interest. The fair value of the swaps was recorded in other assets on the consolidated balance sheet.

The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company’s exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

Note 10—Mandatorily Redeemable Preferred Securities

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

Notes to Consolidated Financial Statements—(Continued)

5.1 million shares of Owens & Minor common stock and Securities with a liquidation amount of $27 thousand were redeemed at a redemption price of 102.0156 percent of the liquidation amount. The repurchases and redemptions resulted in a gain of $84 thousand in 2002 and a loss of $157 thousand in 2003.

Note 11—Stock-Based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 2004, approximately 0.6 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans generally vest over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 2004, there were no SARs outstanding.

The company has a Management Equity Ownership Program. This program requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers and certain other employees who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. The company also awards restricted stock under the Plans to certain employees based on pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. In 2004, 2003, and 2002, the company issued 85 thousand, 76 thousand and 53 thousand shares of restricted stock, at weighted-average market values of $22.60, $17.45 and $19.21.

The following table summarizes the activity and terms of outstanding options at December 31, 2004, and for each of the years in the three-year period then ended:

(in thousands, except per share data)

	2004		2003		2002
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding at beginning of year	2,184	$14.71	2,371	$13.83	2,219	$13.46
Granted	381	24.58	362	18.66	378	15.26
Exercised	(637)	14.11	(539)	13.48	(219)	12.51
Expired/cancelled	(146)	13.63	(10)	16.85	(7)	14.64

Outstanding at end of year	1,782	17.12	2,184	14.71	2,371	13.83

Exercisable options at end of year	1,167	14.94	1,542	13.78	1,642	13.68

At December 31, 2004, the following option groups were outstanding:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 8.31 - 12.00	186	$8.86	4.97	186	$8.86	4.97
$ 12.01 - 15.00	569	14.25	3.49	469	14.11	3.37
$ 15.01 - 20.00	634	17.51	4.76	457	17.17	4.55
$ 20.01 - 25.92	393	24.59	6.67	55	24.25	8.94

	1,782	17.12	4.80	1,167	14.94	4.35

Notes to Consolidated Financial Statements—(Continued)

Note 12—Retirement Plans

Savings and Retirement Plan. The company maintains a voluntary 401(k) Savings and Retirement Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary, subject to certain limits. This contribution can be increased at the company’s discretion. The company incurred approximately $3.8 million, $3.3 million and $3.1 million of expenses related to this plan in 2004, 2003, and 2002.

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The company did not contribute to the plan in 2004 and does not expect to make a contribution in 2005.

The company invests the assets of the pension plan in order to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. As of December 31, 2004 and 2003, the plan consisted of the following types of investments, compared to the target allocation:

December 31,	2004	2003	Target
Equity securities	73%	73%	71%
Debt securities	22	23	24
Real estate	5	4	5

Total	100%	100%	100%

As of December 31, 2004 and 2003, plan assets included 34,444 shares of the company’s common stock, representing 4% and 3% of total plan assets in 2004 and 2003.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation. This plan was amended and restated effective April 1, 2004.

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)	Pension Plan		Retirement Plan
December 31,	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$27,893	$25,077	$23,070	$18,468
Service cost	—	—	1,008	846
Interest cost	1,660	1,650	1,334	1,232
Plan amendment	—	—	(714)	—
Actuarial loss	1,675	2,382	3,309	2,818
Curtailments	—	—	(496)	—
Benefits paid	(1,236)	(1,216)	(431)	(294)

Benefit obligation, end of year	$29,992	$27,893	$27,080	$23,070

Notes to Consolidated Financial Statements—(Continued)

(in thousands)

	Pension Plan		Retirement Plan
December 31,	2004	2003	2004	2003
Change in plan assets
Fair value of plan assets, beginning of year	$22,490	$17,197	$—	$—
Actual return on plan assets	2,110	4,068	—	—
Employer contribution	—	2,441	431	294
Benefits paid	(1,236)	(1,216)	(431)	(294)

Fair value of plan assets, end of year	$23,364	$22,490	$—	$—

Funded status
Funded status at December 31	$(6,628)	$(5,403)	$(27,080)	$(23,070)
Unrecognized net actuarial loss	10,271	9,292	10,599	8,348
Unrecognized prior service cost	—	—	1,507	2,409

Net amount recognized	$3,643	$3,889	$(14,974)	$(12,313)

Amounts recognized in the consolidated balance sheets
Accrued benefit cost	$(6,628)	$(5,403)	$(21,051)	$(16,764)
Intangible asset	—	—	1,507	2,409
Accumulated other comprehensive loss	10,271	9,292	4,570	2,042

Net amount recognized	$3,643	$3,889	$(14,974)	$(12,313)

Accumulated benefit obligation	$29,992	$27,893	$21,051	$16,764
Weighted average assumptions used to determine benefit obligation
Discount rate	5.75%	6.10%	5.75%	6.10%
Rate of increase in future compensation levels	n/a	n/a	5.50%	5.50%

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)

Year ended December 31,	2004	2003	2002
Service cost	$1,008	$846	$599
Interest cost	2,994	2,882	2,654
Expected return on plan assets	(1,735)	(1,458)	(1,759)
Amortization of prior service cost	188	282	281
Amortization of transition obligation	—	—	41
Recognized net actuarial loss	882	726	209

Net periodic pension cost	$3,337	$3,278	$2,025

Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.10%	6.75%	7.25%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumption also takes into account expenses that are paid directly by the plan.

Notes to Consolidated Financial Statements—(Continued)

All measurements of the pension plan assets and benefit obligations are as of December 31, except the real estate investments which are measured as of September 30.

As of December 31, 2004, the expected benefit payments for each of the next five years and the five-year period thereafter for the Pension and Retirement Plans are as follows:

(in thousands) Year	Pension Plan	Retirement Plan
2005	$1,343	$666
2006	1,442	1,276
2007	1,493	1,325
2008	1,578	1,552
2009	1,636	1,598
2010-2014	9,066	9,636

Note 13—Income Taxes

The income tax provision consists of the following:

(in thousands)

Year ended December 31,	2004	2003	2002
Current tax provision:
Federal	$23,830	$20,845	$33,639
State	4,233	3,097	5,377

Total current provision	28,063	23,942	39,016

Deferred tax provision (benefit):
Federal	8,119	9,168	(7,181)
State	928	1,048	(821)

Total deferred provision (benefit)	9,047	10,216	(8,002)

Total income tax provision	$37,110	$34,158	$31,014

A reconciliation of the federal statutory rate to the company’s effective income tax rate is shown below:

Year ended December 31,	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.4	3.3	3.7
Other, net	(0.4)	0.6	0.9

Effective rate	38.0%	38.9%	39.6%

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

Year ended December 31,	2004	2003
Deferred tax assets:
Allowance for losses on accounts and notes receivable	$1,191	$1,508
Accrued liabilities not currently deductible	5,699	6,569
Property and equipment	—	934
Employee benefit plans	15,041	10,292
Other	1,458	1,303

Total deferred tax assets	23,389	20,606

Deferred tax liabilities:
Merchandise inventories	41,760	32,434
Property and equipment	307	—
Goodwill	7,560	5,918
Computer software	5,873	6,053
Other	1,921	2,554

Total deferred tax liabilities	57,421	46,959

Net deferred tax liability	$(34,032)	$(26,353)

Management believes it is more likely than not that the company will realize the benefits of the company’s deferred tax assets, net of existing valuation allowances. At December 31, 2004 and 2003, the company had a $0.4 million valuation allowance for deferred tax assets related to capital losses.

Cash payments for income taxes for 2004, 2003, and 2002 were $30.1 million, $33.1 million and $34.4 million.

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. Since the proposed adjustment involves the timing of deductions, it primarily affects the company’s liability for interest. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.1 million in federal, state, and local taxes for tax years through 2004 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $3.6 million as of December 31, 2004, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

Notes to Consolidated Financial Statements—(Continued)

Note 14—Net Income Per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)

Year ended December 31,	2004	2003	2002
Numerator:
Numerator for net income per basic common share - net income	$60,500	$53,641	$47,267
Distributions on convertible mandatorily redeemable preferred securities, net of taxes	—	2,362	4,220

Numerator for net income per diluted common share - net income attributable to common stock after assumed conversions	$60,500	$56,003	$51,487

Denominator:
Denominator for net income per basic common share - weighted average shares	39,039	35,204	33,799
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	—	3,518	6,383
Stock options and restricted stock	629	611	516

Denominator for net income per diluted common share - adjusted weighted average shares and assumed conversions	39,668	39,333	40,698

Net income per basic common share	$1.55	$1.52	$1.40
Net income per diluted common share	$1.53	$1.42	$1.27

During the years ended December 31, 2004, 2003 and 2002, outstanding options to purchase approximately 4 thousand, 15 thousand and 65 thousand common shares were excluded from the calculation of net income per diluted common share because their exercise price exceeded the average market price of the common stock for the year.

Note 15—Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss consist of the following:

(in thousands)

	Unrealized Gain on Investment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance December 31, 2002	$64	$(6,541)	$(6,477)
2003 change, gross	(106)	(612)	(718)
Income tax benefit	42	239	281

Balance December 31, 2003	—	(6,914)	(6,914)
2004 change, gross	—	(3,507)	(3,507)
Income tax benefit	—	1,368	1,368

Balance December 31, 2004	$—	$(9,053)	$(9,053)

Note 16—Shareholders’ Equity

The company has a shareholder rights agreement under which one Right is attendant to each outstanding share of common stock of the company. Each Right entitles the registered holder to purchase from the company one one-thousandth of a share of a new Series A Participating Cumulative Preferred Stock (New Series A

Notes to Consolidated Financial Statements—(Continued)

Preferred Stock) at an exercise price of $100 (New Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires more than 15% of the outstanding shares of the company’s common stock or if the company’s Board of Directors so determines following the commencement of a public announcement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 15% of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the New Purchase Price, New Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the Company or a potential acquirer) having a value equal to twice the amount of the New Purchase Price. The agreement is subject to review every three years by the company’s independent directors. The Rights will expire on April 30, 2014, if not earlier redeemed.

Note 17—Commitments and Contingencies

The company has a commitment through July 31, 2009, to outsource its information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable for convenience after August 1, 2005, with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable is $9.1 million after the third contract year, which ends July 31, 2005. The termination fee declines each year to $2.3 million at the end of the sixth contract year, which ends July 31, 2008.

Assuming no early termination of the contract, the fixed and determinable portion of the obligations under this agreement is $29.7 million per year from 2005 through 2008, and $17.3 million in 2009, totaling $136.1 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. The company paid $34.6 million, $35.6 million and $11.5 million under this contract in 2004, 2003, and 2002.

The company has a non-cancelable agreement through September 2007 to receive support and upgrades for certain computer software. Future minimum payments under this agreement for 2005, 2006, and 2007 are $0.4 million, $0.4 million, and $0.3 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. At December 31, 2004, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)

Total
2005	$23,966
2006	16,835
2007	10,968
2008	6,430
2009	2,594
Later years	2,249

Total minimum payments	$63,042

Rent expense for all operating leases for the years ended December 31, 2004, 2003, and 2002 was $35.2 million, $34.0 million, and $32.9 million.

Notes to Consolidated Financial Statements—(Continued)

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

Revenue from member hospitals under contract with Novation totaled $2.2 billion in 2004, $2.1 billion in 2003, and $2.0 billion in 2002, approximately 48%, 49% and 50% of the company’s revenue. Revenue from member hospitals under contract with Broadlane totaled $0.6 billion in 2004, $0.6 billion in 2003, and $0.5 billion in 2002, approximately 14%, 15% and 14% of the company’s revenue. As members of group purchasing organizations, Novation and Broadlane members have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

Note 18—Legal Proceedings

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

Note 19—Subsequent Event

In January 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for approximately $57 million in cash. Access, with 2004 revenues of approximately $32 million, primarily markets blood glucose monitoring devices, test strips and other ancillary products used by people with diabetes for self-testing. Access will operate as a separate business within Owens & Minor.

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

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$4,525,061	$44	$—	$4,525,105
Cost of revenue	—	4,061,773	33	—	4,061,806

Gross margin	—	463,288	11	—	463,299
Selling, general and administrative expenses	635	340,160	190	—	340,985
Depreciation and amortization	—	14,884	—	—	14,884
Other operating income and expense, net	—	(997)	(1,702)	—	(2,699)

Operating earnings (loss)	(635)	109,241	1,523	—	110,129
Interest expense (income), net	(1,300)	12,722	836	—	12,258
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	8	253	—	261

Income before income taxes	665	116,853	434	(20,342)	97,610
Income tax provision	253	36,692	165	—	37,110

Net income	$412	$80,161	$269	$(20,342)	$60,500

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$4,244,067	$—	$—	$4,244,067
Cost of revenue	—	3,807,665	—	—	3,807,665

Gross margin	—	436,402	—	—	436,402
Selling, general and administrative expenses	587	318,081	1,127	—	319,795
Depreciation and amortization	—	15,718	—	—	15,718
Other operating income and expense, net	—	388	(5,210)	—	(4,822)

Operating earnings (loss)	(587)	102,215	4,083	—	105,711
Interest expense (income), net	(9,265)	24,415	(982)	—	14,168
Discount on accounts receivable securitization	—	21	736	—	757
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898
Other income and expense, net	89	—	—	—	89

Income before income taxes	8,589	77,779	1,431	—	87,799
Income tax provision	3,342	30,260	556	—	34,158

Net income	$5,247	$47,519	$875	$—	$53,641

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$3,959,781	$—	$—	$3,959,781
Cost of revenue	—	3,542,587	—	—	3,542,587

Gross margin	—	417,194	—	—	417,194
Selling, general and administrative expenses	3	301,346	2,096	—	303,445
Depreciation and amortization	—	15,926	—	—	15,926
Other operating income and expense, net	—	(593)	(3,162)	—	(3,755)

Operating earnings (loss)	(3)	100,515	1,066	—	101,578
Interest expense (income), net	(14,809)	37,627	(8,411)	—	14,407
Intercompany dividend income	(44,999)	—	—	44,999	—
Discount on accounts receivable securitization	—	13	1,769	—	1,782
Distributions on mandatorily redeemable preferred securities	—	—	7,034	—	7,034
Other income and expense, net	74	—	—	—	74

Income before income taxes	59,731	62,875	674	(44,999)	78,281
Income tax provision	5,764	24,595	655	—	31,014

Net income	$53,967	$38,280	$19	$(44,999)	$47,267

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$53,441	$2,355	$—	$—	$55,796
Accounts and notes receivable, net	—	344,614	28	—	344,642
Merchandise inventories	—	435,673	—	—	435,673
Intercompany advances, net	80,448	(80,262)	(186)	—	—
Other current assets	83	28,282	—	—	28,365

Total current assets	133,972	730,662	(158)	—	864,476
Property and equipment, net	—	27,153	—	—	27,153
Goodwill, net	—	200,467	—	—	200,467
Intercompany investments	383,416	7,773	1	(391,190)	—
Other assets, net	10,339	29,398	—	—	39,737

Total assets	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$336,326	$—	$—	$336,326
Accrued payroll and related liabilities	—	13,962	—	—	13,962
Deferred income taxes	—	33,581	—	—	33,581
Other accrued liabilities	6,651	39,998	13	—	46,662

Total current liabilities	6,651	423,867	13	—	430,531
Long-term debt	207,123	353	—	—	207,476
Intercompany long-term debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	451	—	—	451
Other liabilities	—	33,119	—	—	33,119

Total liabilities	213,774	596,680	13	(138,890)	671,577

Shareholders’ equity
Common stock	79,038	—	1,500	(1,500)	79,038
Paid-in capital	126,625	249,797	1,003	(250,800)	126,625
Retained earnings (deficit)	108,290	158,029	(2,673)	—	263,646
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	313,953	398,773	(170)	(252,300)	460,256

Total liabilities and shareholders’ equity	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$14,156	$2,178	$1	$—	$16,335
Accounts and notes receivable, net	—	5,985	347,446	—	353,431
Merchandise inventories	—	384,266	—	—	384,266
Intercompany advances, net	126,182	186,302	(312,484)	—	—
Other current assets	18	27,325	—	—	27,343

Total current assets	140,356	606,056	34,963	—	781,375
Property and equipment, net	—	21,088	—	—	21,088
Goodwill, net	—	198,063	—	—	198,063
Intercompany investments	383,415	22,773	—	(406,188)	—
Other assets, net	13,624	31,598	—	—	45,222

Total assets	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$314,723	$—	$—	$314,723
Accrued payroll and related liabilities	—	13,279	—	—	13,279
Deferred income taxes	—	24,003	—	—	24,003
Other accrued liabilities	6,030	37,535	62	—	43,627

Total current liabilities	6,030	389,540	62	—	395,632
Long-term debt	209,364	135	—	—	209,499
Intercompany long-term debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	2,350	—	—	2,350
Other liabilities	—	27,912	—	—	27,912

Total liabilities	215,394	558,827	62	(138,890)	635,393

Shareholders’ equity
Common stock	77,958	—	1,500	(1,500)	77,958
Paid-in capital	118,843	249,797	16,001	(265,798)	118,843
Retained earnings	125,200	77,868	17,400	—	220,468
Accumulated other comprehensive loss	—	(6,914)	—	—	(6,914)

Total shareholders’ equity	322,001	320,751	34,901	(267,298)	410,355

Total liabilities and shareholders’ equity	$537,395	$879,578	$34,963	$(406,188)	$1,045,748

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$412	$80,161	$269	$(20,342)	$60,500
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	14,884	—	—	14,884
Deferred income taxes	—	9,047	—	—	9,047
Provision for LIFO reserve	—	3,840	—	—	3,840
Provision for losses on accounts and notes receivable	—	1,042	113	—	1,155
Non-cash intercompany dividend income	—	(20,342)	—	20,342	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(6,374)	14,030	—	7,656
Merchandise inventories	—	(55,247)	—	—	(55,247)
Accounts payable	—	8,076	—	—	8,076
Net change in other current assets and current liabilities	556	539	(49)	—	1,046
Other assets	—	1,478	—	—	1,478
Other liabilities	—	1,906	—	—	1,906
Other, net	4,232	81	—	—	4,313

Cash provided by operating activities	5,200	39,091	14,363	—	58,654

Investing activities
Additions to property and equipment	—	(13,253)	—	—	(13,253)
Additions to computer software	—	(4,941)	—	—	(4,941)
Increase in intercompany investments	(1)	—	(1)	2	—
Net cash paid for acquisitions	—	(3,288)	—	—	(3,288)
Proceeds from sale of land	—	1,820	—	—	1,820
Other, net	—	312	—	—	312

Cash used for investing activities	(1)	(19,350)	(1)	2	(19,350)

Financing activities
Change in intercompany advances	46,145	(31,780)	(14,365)	—	—
Increase in intercompany investments, net	—	—	2	(2)	—
Cash dividends paid	(17,322)	—	—	—	(17,322)
Proceeds from exercise of stock options	5,263	—	—	—	5,263
Increase in drafts payable	—	13,500	—	—	13,500
Other, net	—	(1,284)	—	—	(1,284)

Cash provided by (used for) financing activities	34,086	(19,564)	(14,363)	(2)	157

Net increase (decrease) in cash and cash equivalents	39,285	177	(1)	—	39,461
Cash and cash equivalents at beginning of year	14,156	2,178	1	—	16,335

Cash and cash equivalents at end of year	$53,441	$2,355	$—	$—	$55,796

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$5,247	$47,519	$875	$—	$53,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	15,718	—	—	15,718
Deferred income taxes	—	10,216	—	—	10,216
Provision for LIFO reserve	—	3,306	—	—	3,306
Provision for losses on accounts and notes receivable	—	1,675	1,103	—	2,778
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(4,068)	2,715	—	(1,353)
Merchandise inventories	—	(35,737)	—	—	(35,737)
Accounts payable	—	52,626	—	—	52,626
Net change in other current assets and current liabilities	153	(14,516)	(613)	—	(14,976)
Other assets	982	5,054	—	—	6,036
Other liabilities	—	(394)	—	—	(394)
Other, net	2,461	582	—	—	3,043

Cash provided by operating activities	8,843	81,981	4,080	—	94,904

Investing activities
Additions to property and equipment	—	(6,597)	—	—	(6,597)
Additions to computer software	—	(11,054)	—	—	(11,054)
Investment in intercompany debt	(45,917)	—	—	45,917	—
Increase in intercompany investments, net	50,000	—	4,083	(54,083)	—
Other, net	218	302	—	—	520

Cash provided by (used for) investing activities	4,301	(17,349)	4,083	(8,166)	(17,131)

Financing activities
Repurchase of mandatorily redeemable preferred securities	(20,439)	—	—	—	(20,439)
Repurchase of common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Payments on intercompany debt	(4,083)	(50,000)	—	54,083	—
Change in intercompany advances	71,129	(67,049)	(4,080)	—	—
Increase (decrease) in intercompany investments, net	—	50,000	(4,083)	(45,917)	—
Cash dividends paid	(12,727)	—	—	—	(12,727)
Proceeds from exercise of stock options	4,672	—	—	—	4,672
Increase in drafts payable	—	2,500	—	—	2,500
Other, net	—	(21)	—	—	(21)

Cash used for financing activities	(232)	(64,570)	(8,163)	8,166	(64,799)

Net increase in cash and cash equivalents	12,912	62	—	—	12,974
Cash and cash equivalents at beginning of year	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of year	$14,156	$2,178	$1	$—	$16,335

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2002	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$53,967	$38,280	$19	$(44,999)	$47,267
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	15,926	—	—	15,926
Deferred income taxes	759	(10,809)	2,048	—	(8,002)
Provision for LIFO reserve	—	4,131	—	—	4,131
Provision for losses on accounts and notes receivable	—	600	2,073	—	2,673
Changes in operating assets and liabilities:
Accounts and notes receivable, excluding sales of receivables	—	(4,192)	(19,102)	—	(23,294)
Net decrease in receivables sold	—	—	(70,000)	—	(70,000)
Merchandise inventories	—	33,538	—	—	33,538
Accounts payable	—	(40,059)	—	—	(40,059)
Net change in other current assets and current liabilities	(1,365)	15,714	(134)	—	14,215
Other assets	530	(177)	—	—	353
Other liabilities	—	6,534	—	—	6,534
Other, net	1,431	23	1,002	—	2,456

Cash provided by (used for) operating activities	55,322	59,509	(84,094)	(44,999)	(14,262)

Investing activities
Additions to property and equipment	—	(4,815)	—	—	(4,815)
Additions to computer software	—	(4,942)	—	—	(4,942)
Investment in intercompany debt	(45,000)	—	—	45,000	—
Increase in intercompany investments, net	(1)	—	—	1	—
Other, net	—	9	—	—	9

Cash used for investing activities	(45,001)	(9,748)	—	45,001	(9,748)

Financing activities
Repurchase of mandatorily redeemable preferred securities	(6,594)	—	—	—	(6,594)
Net proceeds from revolving credit facility	27,900	—	—	—	27,900
Net proceeds from issuance of intercompany debt	—	45,000	—	(45,000)	—
Change in intercompany advances	(23,002)	(61,092)	84,094	—	—
Increase in intercompany investments, net	—	1	—	(1)	—
Cash dividends paid	(10,567)	—	—	—	(10,567)
Intercompany dividends paid	—	(44,999)	—	44,999	—
Proceeds from exercise of stock options	1,992	—	—	—	1,992
Increase in drafts payable	—	13,000	—	—	13,000
Other, net	687	—	—	—	687

Cash provided by (used for) financing activities	(9,584)	(48,090)	84,094	(2)	26,418

Net increase in cash and cash equivalents	737	1,671	—	—	2,408
Cash and cash equivalents at beginning of year	507	445	1	—	953

Cash and cash equivalents at end of year	$1,244	$2,116	$1	$—	$3,361

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Richmond, Virginia February 23, 2005

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

G. Gilmer Minor, III
Chairman & Chief Executive Officer

Jeffrey Kaczka
Senior Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Owens & Minor, Inc and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 23, 2005 expressed an unqualified opinion on those consolidated financial statements.

Richmond, VA February 23, 2005

QUARTERLY FINANCIAL INFORMATION

(unaudited-see accompanying report of independent registered public accounting firm)

(in thousands, except per share data)

	2004
Quarters	1st	2nd	3rd	4th
Revenue	$1,106,074	$1,119,375	$1,134,387	$1,165,269
Gross margin	114,060	114,831	114,850	119,558
Net income	14,625	15,325	15,197	15,353
Net income per common share:
Basic	$0.38	$0.39	$0.39	$0.39
Diluted	0.37	0.39	0.38	0.39
Dividends	0.11	0.11	0.11	0.11
Market price
High	$26.08	$26.57	$26.55	$29.34
Low	22.08	22.93	23.47	24.20

	2003
Quarters	1st	2nd	3rd	4th
Revenue	$1,017,969	$1,054,502	$1,063,509	$1,108,087
Gross margin	106,801	108,892	109,220	111,489
Net income	12,891	13,588	12,835	14,327
Net income per common share:
Basic	$0.38	$0.41	$0.37	$0.37
Diluted	0.35	0.37	0.34	0.36
Dividends	0.08	0.09	0.09	0.09
Market price
High	$17.80	$22.50	$25.59	$27.04
Low	15.75	16.52	21.96	17.50

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended March 31, 2004)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended June 30, 2004)

4.1	Amended and Restated Credit Agreement dated as of May 4, 2004, by and among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended March 31, 2004)

4.2	Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley’s Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the “Guarantors”), and SunTrust Bank, as Trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 2001)

4.3	First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 2001)

4.4	Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.3, for the quarter ended June 30, 2001)

4.5	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. Management Equity Ownership Program, as amended effective October 21, 2002, (incorporated herein by reference to the company’s Annual Report on Form 10-K, Exhibit 10.2, for the year ended December 31, 2002)*

10.3	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2004 (“SERP”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2004)*

10.4	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated December 31, 2004)*

10.5	Form of Owens & Minor, Inc. Executive Severance Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.6, dated December 31, 2004)*

10.6	Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.7	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.8	Resolutions of the Board of Directors of the Company amending the Deferred Fee Program under the Directors’ Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 31, 2004)*

10.9	The form of agreement with directors for entering into (i) Deferred Fee Program and (ii) Stock Purchase Program of the Directors’ Plan*

10.10	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.11	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.12	Owens & Minor, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated December 31, 2004)*

10.13	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.14	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.15	2005 Annual Incentive Plan*

10.16	Owners & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.17	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.18	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.19	Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10, for the quarter ended September 30, 2001)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 14 – Net Income per Common Share

14	Owens & Minor, Inc. Code of Honor (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 14, for the year ended December 31, 2003)

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2005.

OWENS & MINOR, INC.

/s/ G. GILMER MINOR, III
G. Gilmer Minor, III
Chairman and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 25th day of February, 2005 and in the capacities indicated:

/s/ G. GILMER MINOR, III	/s/ JAMES B. FARINHOLT, JR.
G. Gilmer Minor, III Chairman and Chief Executive Officer and Director (Principal Executive Officer)	James B. Farinholt, Jr. Director

/s/ JEFFREY KACZKA	/s/ RICHARD E. FOGG
Jeffrey Kaczka Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Richard E. Fogg Director

/s/ OLWEN B. CAPE	/s/ VERNARD W. HENLEY
Olwen B. Cape Vice President and Controller (Principal Accounting Officer)	Vernard W. Henley Director

/s/ A. MARSHALL ACUFF, JR.	/s/ PETER S. REDDING
A. Marshall Acuff, Jr. Director	Peter S. Redding Director

/s/ HENRY A. BERLING	/s/ JAMES E. ROGERS
Henry A. Berling Director	James E. Rogers Director

/s/ J. ALFRED BROADDUS, JR.	/s/ JAMES E. UKROP
J. Alfred Broaddus, Jr. Director	James E. Ukrop Director

/s/ JOHN T. CROTTY	/s/ ANNE MARIE WHITTEMORE
John T. Crotty Director	Anne Marie Whittemore Director

Information for Investors

The company files annual, quarterly and current reports, information statements and other information with the Securities and Exchange Commission (SEC). The public may read and copy any materials that the company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The address of the company’s Internet website is www.owens-minor.com. Through a link to the SEC’s Internet site on the Investor Relations portion of the company’s Internet website we make available all of our filings with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as beneficial ownership reports filed with the SEC by directors, officers and other reporting persons relating to holdings in Owens & Minor, Inc. securities. This information is available as soon as the filing is accepted by the SEC.

Corporate Officers

G. Gilmer Minor, III (64)

Chairman & Chief Executive Officer

Chairman of the Board since 1994 and Chief Executive Officer since 1984. Mr. Minor was President from 1981 to April 1999. Mr. Minor joined the company in 1963.

Craig R. Smith (53)

President & Chief Operating Officer

President since 1999 and Chief Operating Officer since 1995. Mr. Smith has been with the company since 1989.

Timothy J. Callahan (53)

Senior Vice President, Sales & Marketing

Senior Vice President, Sales and Marketing since September 2002. From 1999 to 2002, Mr. Callahan served as Senior Vice President, Distribution. Mr. Callahan has been with the company since 1997.

Charles C. Colpo (47)

Senior Vice President, Operations

Senior Vice President, Operations since 1999. Mr. Colpo has been with the company since 1981.

Erika T. Davis (41)

Senior Vice President, Human Resources

Senior Vice President, Human Resources since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (53)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary since February 2003. Ms. den Hartog previously served as a Partner of McGuire Woods LLP from 1990 to February 2003.

Jeffrey Kaczka (45)

Senior Vice President & Chief Financial Officer

Senior Vice President and Chief Financial Officer since 2001. Previously, Mr. Kaczka served as Senior Vice President and Chief Financial Officer for Allied Worldwide, Inc. from 1999 to 2001.

Scott W. Perkins (48)

Senior Vice President, Sales and Distribution

Senior Vice President, Sales and Distribution since January 2005. Previously, Mr. Perkins served as Regional Vice President, West, from March to December 2004. Prior to that, he served as an Area Vice President from 2002 to 2004 and as an Area Director of Operations from 1999 to 2002. Mr. Perkins has been with Owens & Minor since 1989.

Mark A. Van Sumeren (47)

Senior Vice President, OMSolutionsSM

Senior Vice President, OMSolutionsSM since 2003. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003. Prior to that, Mr. Van Sumeren served as a Partner for Ernst & Young from 1993 to 2000.

Richard F. Bozard (57)

Vice President, Treasurer

Vice President and Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (55)

Vice President, Controller

Vice President and Controller since 1997. Ms. Cape has been with the company since 1997.

Hugh F. Gouldthorpe, Jr. (66)

Vice President, Quality & Communications

Vice President, Quality and Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Numbers inside parenthesis indicate age