Form 10-Q
period 2005-03-31
OWENS & MINOR INC/VA/
filed 2005-05-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes ☒  No ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 29, 2005, was 39,702,127 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Revenue	$1,193,600	$1,106,074
Cost of revenue	1,067,762	992,014

Gross margin	125,838	114,060
Selling, general and administrative expenses	93,952	84,017
Depreciation and amortization	3,447	3,706
Other operating income and expense, net	(1,111)	(1,101)

Operating earnings	29,550	27,438
Interest expense, net	3,325	3,246
Discount on accounts receivable securitization	—	178

Income before income taxes	26,225	24,014
Income tax provision	10,306	9,389

Net income	$15,919	$14,625

Net income per common share – basic	$0.40	$0.38

Net income per common share – diluted	$0.40	$0.37

Cash dividends per common share	$0.13	$0.11

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$74,234	$55,796
Accounts and notes receivable, net of allowances of $10,086 and $6,768	345,601	344,642
Merchandise inventories	403,919	435,673
Other current assets	26,492	28,365

Total current assets	850,246	864,476
Property and equipment, net of accumulated depreciation of $68,819 and $67,932	31,737	27,153
Goodwill, net	252,389	200,467
Other assets, net	37,099	39,737

Total assets	$1,171,471	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$362,126	$336,326
Accrued payroll and related liabilities	10,572	13,962
Other accrued liabilities	86,157	80,243

Total current liabilities	458,855	430,531
Long-term debt	205,537	207,476
Other liabilities	34,202	33,570

Total liabilities	698,594	671,577

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 39,675 shares and 39,519 shares	79,349	79,038
Paid-in capital	128,173	126,625
Retained earnings	274,408	263,646
Accumulated other comprehensive loss	(9,053)	(9,053)

Total shareholders’ equity	472,877	460,256

Total liabilities and shareholders’ equity	$1,171,471	$1,131,833

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended March 31,
	2005	2004
Operating activities
Net income	$15,919	$14,625
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,447	3,706
Provision for LIFO reserve	5,100	2,225
Provision for losses on accounts and notes receivable	743	373
Changes in operating assets and liabilities:
Accounts and notes receivable	7,434	18,030
Merchandise inventories	27,540	(13,012)
Accounts payable	58,534	25,409
Net change in other current assets and liabilities	3,272	(516)
Other, net	1,038	2,062

Cash provided by operating activities	123,027	52,902

Investing activities
Additions to property and equipment	(5,338)	(1,937)
Additions to computer software	(825)	(1,321)
Net cash paid for acquisitions	(57,920)	(2,500)
Other, net	1	4

Cash used for investing activities	(64,082)	(5,754)

Financing activities
Cash dividends paid	(5,157)	(4,319)
Proceeds from exercise of stock options	942	2,244
Decrease in drafts payable	(36,246)	(15,000)
Other, net	(46)	(15)

Cash used for financing activities	(40,507)	(17,090)

Net increase in cash and cash equivalents	18,438	30,058
Cash and cash equivalents at beginning of period	55,796	16,335

Cash and cash equivalents at end of period	$74,234	$46,393

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2005 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Acquisition

Effective January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories. The company paid $57 million in cash, as well as transaction and due diligence costs of $0.9 million. The purchase price is subject to adjustment upon a final determination of the net working capital acquired. Access, with 2004 revenues of approximately $32 million, primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing.

The acquisition has been accounted for as a purchase of a business and, accordingly, the operating results of Access have been included in the company’s consolidated financial statements from the date of acquisition. A preliminary allocation of the purchase price resulted in approximately $5 million of net tangible assets and $53 million of goodwill and intangible assets. The allocation of the purchase price is expected to be completed after the valuation of certain acquired assets is complete. Had the acquisition taken place on January 1, 2004, the consolidated revenue and net income of the company would not have materially differed from the amounts reported for the three months ended March 31, 2005 or 2004.

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

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Net income	$15,919	$14,625
Add: Stock-based employee compensation expense included in reported net income, net of tax	276	212
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(540)	(413)

Pro forma net income	$15,655	$14,424

Per common share – basic:
Net income, as reported	$0.40	$0.38
Pro forma net income	$0.40	$0.37
Per common share – diluted:
Net income, as reported	$0.40	$0.37
Pro forma net income	$0.39	$0.36

5.	Direct-Response Advertising Costs

Beginning with the acquisition of Access Diabetic Supply, LLC on January 31, 2005, the company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies for campaigns that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated at each balance sheet date by comparing the carrying amounts of the assets to the remaining net cash flows expected to result from sales to customers obtained through the advertising. In the quarter ended March 31, 2005, the company capitalized $826 thousand of direct-response advertising costs and recorded amortization of $35 thousand. At March 31, 2005, deferred advertising costs of $791 thousand were included in other assets, net on the company’s consolidated balance sheet.

6.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months ended March 31, 2005 and 2004 are as follows:

(in thousands)	Three Months Ended March 31,
	2005	2004
Service cost	$378	$255
Interest cost	805	764
Expected return on plan assets	(405)	(434)
Amortization of prior service cost	39	70
Recognized net actuarial loss	350	217

Net periodic pension cost	$1,167	$872

7.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Numerator:
Numerator for basic and diluted net income per common share – net income	$15,919	$14,625
Denominator:
Denominator for basic net income per common share – weighted average shares	39,327	38,872
Effect of dilutive securities - stock options and restricted stock	536	633

Denominator for diluted net income per common share – adjusted weighted average shares	39,863	39,505

Net income per common share – basic	$0.40	$0.38
Net income per common share – diluted	$0.40	$0.37

8.	Contingency

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. Since the proposed adjustment involves the timing of deductions, it primarily affects the company’s liability for interest. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.1 million in federal, state, and local taxes for tax years through 2004 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $4.1 million as of March 31, 2005, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would only be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

9.	Condensed Consolidating Financial Information

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

(in thousands)

For the three months ended March 31, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Operations

Revenue	$—	$1,193,600	$—	$1,193,600
Cost of revenue	—	1,067,762	—	1,067,762

Gross margin	—	125,838	—	125,838
Selling, general and administrative expenses	30	93,922	—	93,952
Depreciation and amortization	—	3,447	—	3,447
Other operating income and expense, net	—	(1,111)	—	(1,111)

Operating earnings (loss)	(30)	29,580	—	29,550
Interest expense (income), net	(87)	3,412	—	3,325

Income before income taxes	57	26,168	—	26,225
Income tax provision	22	10,284	—	10,306

Net income	$35	$15,884	$—	$15,919

(in thousands)

For the three months ended March 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Operations

Revenue	$—	$1,106,074	$—	$1,106,074
Cost of revenue	—	992,014	—	992,014

Gross margin	—	114,060	—	114,060
Selling, general and administrative expenses	66	83,833	118	84,017
Depreciation and amortization	—	3,706	—	3,706
Other operating income and expense, net	—	2	(1,103)	(1,101)

Operating earnings (loss)	(66)	26,519	985	27,438
Interest expense (income), net	(815)	3,615	446	3,246
Discount on accounts receivable securitization	—	5	173	178

Income before income taxes	749	22,899	366	24,014
Income tax provision	293	8,953	143	9,389

Net income	$456	$13,946	$223	$14,625

Condensed Consolidating Financial Information

(in thousands)

March 31, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets

Assets

Current assets
Cash and cash equivalents	$70,013	$4,221	$—	$—	$74,234
Accounts and notes receivable, net	—	345,601	—	—	345,601
Merchandise inventories	—	403,919	—	—	403,919
Intercompany advances, net	(151)	322	(171)	—	—
Other current assets	—	26,492	—	—	26,492

Total current assets	69,862	780,555	(171)	—	850,246
Property and equipment, net	—	31,737	—	—	31,737
Goodwill, net	—	252,389	—	—	252,389
Intercompany investments	441,355	65,713	1	(507,069)	—
Other assets, net	8,326	28,773	—	—	37,099

Total assets	$519,543	$1,159,167	$(170)	$(507,069)	$1,171,471

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$—	$362,126	$—	$—	$362,126
Accrued payroll and related liabilities	—	10,572	—	—	10,572
Other accrued liabilities	3,620	82,537	—	—	86,157

Total current liabilities	3,620	455,235	—	—	458,855
Long-term debt	205,233	304	—	—	205,537
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	34,202	—	—	34,202

Total liabilities	208,853	628,631	—	(138,890)	698,594

Shareholders’ equity
Common stock	79,349	—	1,500	(1,500)	79,349
Paid-in capital	128,173	365,676	1,003	(366,679)	128,173
Retained earnings (deficit)	103,168	173,913	(2,673)	—	274,408
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	310,690	530,536	(170)	(368,179)	472,877

Total liabilities and shareholders’ equity	$519,543	$1,159,167	$(170)	$(507,069)	$1,171,471

Condensed Consolidating Financial Information

(in thousands)

December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets

Assets

Current assets
Cash and cash equivalents	$53,441	$2,355	$—	$—	$55,796
Accounts and notes receivable, net	—	344,614	28	—	344,642
Merchandise inventories	—	435,673	—	—	435,673
Intercompany advances, net	80,448	(80,262)	(186)	—	—
Other current assets	83	28,282	—	—	28,365

Total current assets	133,972	730,662	(158)	—	864,476
Property and equipment, net	—	27,153	—	—	27,153
Goodwill, net	—	200,467	—	—	200,467
Intercompany investments	383,416	7,773	1	(391,190)	—
Other assets, net	10,339	29,398	—	—	39,737

Total assets	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Liabilities and shareholders’ equity

Current liabilities
Accounts payable	$—	$336,326	$—	$—	$336,326
Accrued payroll and related liabilities	—	13,962	—	—	13,962
Other accrued liabilities	6,651	73,579	13	—	80,243

Total current liabilities	6,651	423,867	13	—	430,531
Long-term debt	207,123	353	—	—	207,476
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	33,570	—	—	33,570

Total liabilities	213,774	596,680	13	(138,890)	671,577

Shareholders’ equity
Common stock	79,038	—	1,500	(1,500)	79,038
Paid-in capital	126,625	249,797	1,003	(250,800)	126,625
Retained earnings (deficit)	108,290	158,029	(2,673)	—	263,646
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	313,953	398,773	(170)	(252,300)	460,256

Total liabilities and shareholders’ equity	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Condensed Consolidating Financial Information

(in thousands)

For the three months ended March 31, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows

Operating activities

Net income	$35	$15,884	$—	$—	$15,919
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	3,447	—	—	3,447
Provision for LIFO reserve	—	5,100	—	—	5,100
Provision for losses on accounts and notes receivable	—	743	—	—	743
Changes in operating assets and liabilities:
Accounts and notes receivable	—	7,406	28	—	7,434
Merchandise inventories	—	27,540	—	—	27,540
Accounts payable	—	58,534	—	—	58,534
Net change in other current assets and liabilities	(2,948)	6,233	(13)	—	3,272
Other, net	1,040	(2)	—	—	1,038

Cash provided by (used for) operating activities	(1,873)	124,885	15	—	123,027

Investing activities
Additions to property and equipment	—	(5,338)	—	—	(5,338)
Additions to computer software	—	(825)	—	—	(825)
Increase in intercompany investments	(57,939)	(57,940)	—	115,879	—
Net cash paid for acquisition of business	—	(57,920)	—	—	(57,920)
Other, net	—	1	—	—	1

Cash used for investing activities	(57,939)	(122,022)	—	115,879	(64,082)

Financing activities
Change in intercompany advances	80,599	(80,584)	(15)	—	—
Increase in intercompany investments	—	115,879	—	(115,879)	—
Cash dividends paid	(5,157)	—	—	—	(5,157)
Proceeds from exercise of stock options	942	—	—	—	942
Decrease in drafts payable	—	(36,246)	—	—	(36,246)
Other, net	—	(46)	—	—	(46)

Cash provided by (used for) financing activities	76,384	(997)	(15)	(115,879)	(40,507)

Net increase in cash and cash equivalents	16,572	1,866	—	—	18,438
Cash and cash equivalents at beginning of period	53,441	2,355	—	—	55,796

Cash and cash equivalents at end of period	$70,013	$4,221	$—	$—	$74,234

Condensed Consolidating Financial Information

(in thousands)

For the three months ended March 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Statements of Cash Flows

Operating activities
Net income	$456	$13,946	$223	$14,625
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	3,706	—	3,706
Provision for LIFO reserve	—	2,225	—	2,225
Provision for losses on accounts and notes receivable	—	260	113	373
Changes in operating assets and liabilities:
Accounts and notes receivable	—	2,467	15,563	18,030
Merchandise inventories	—	(13,012)	—	(13,012)
Accounts payable	—	25,409	—	25,409
Net change in other current assets and liabilities	(2,897)	2,388	(7)	(516)
Other, net	1,447	615	—	2,062

Cash provided by (used for) operating activities	(994)	38,004	15,892	52,902

Investing activities
Additions to property and equipment	—	(1,937)	—	(1,937)
Additions to computer software	—	(1,321)	—	(1,321)
Net cash paid for acquisition of business	—	(2,500)	—	(2,500)
Other, net	—	4	—	4

Cash used for investing activities	—	(5,754)	—	(5,754)

Financing activities
Change in intercompany advances	33,161	(17,269)	(15,892)	—
Cash dividends paid	(4,319)	—	—	(4,319)
Proceeds from exercise of stock options	2,244	—	—	2,244
Decrease in drafts payable	—	(15,000)	—	(15,000)
Other, net	—	(15)	—	(15)

Cash provided by (used for) financing activities	31,086	(32,284)	(15,892)	(17,090)

Net increase (decrease) in cash and cash equivalents	30,092	(34)	—	30,058
Cash and cash equivalents at beginning of period	14,156	2,178	1	16,335

Cash and cash equivalents at end of period	$44,248	$2,144	$1	$46,393

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2004. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

First quarter of 2005 compared with first quarter of 2004

Overview. In the first quarter of 2005, the company earned net income of $15.9 million, or $0.40 per diluted common share, compared with $14.6 million, or $0.37 per diluted common share, in the first quarter of 2004. Operating earnings were $29.6 million in the first quarter of 2005, compared to $27.4 million in the first quarter of 2004, an increase of 8%. The increase in operating earnings resulted from an 8% increase in revenue, while the company maintained a consistent operating margin of 2.5% of revenue. Net income per diluted common share increased 8% as a result of the increase in operating earnings, combined with slightly lower financing costs.

Acquisition. On January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for total consideration of approximately $57.9 million in cash. Access, which primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing, operates as a separate business within Owens & Minor. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical/surgical supply distribution business.

Revenue. Revenue increased 8% to $1.19 billion in the first quarter of 2005 from $1.11 billion in the first quarter of 2004. The increase primarily resulted from higher sales volume to existing customers. Access revenues accounted for approximately one-tenth of the increase.

Operating earnings. Operating earnings increased 8% to $29.6 million in the first quarter of 2005 from $27.4 million in 2004. As a percent of revenue, operating earnings remained consistent at 2.5%.

Gross margin for the first quarter of 2005 was 10.5% of revenue, up from 10.3% in the first quarter of 2004. The increase from the first quarter of 2004 resulted primarily from the addition of Access, whose gross margins are higher than the company’s core distribution business. Reduced alternate sourcing of products decreased gross margin by approximately 0.1% of revenue.

The core distribution business values inventory under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.4% and 0.2% of revenue in the first quarters of 2005 and 2004.

SG&A expenses were 7.9% of revenue in the first quarter of 2005, up from 7.6% of revenue in the first quarter of 2004. The increase resulted primarily from the acquisition of Access, as SG&A expenses in the core distribution business remained consistent as a percent of revenue.

Financing costs. Financing costs, which include interest expense and discount on accounts receivable securitization, decreased to $3.3 million for the first quarter of 2005 from $3.4 million in the first quarter of 2004, as the company no longer incurs fees related to the receivables financing facility that it terminated in May 2004.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The provision for income taxes was $10.3 million in the first quarter of 2005 compared with $9.4 million in the same period of 2004, representing an effective rate of 39.3% for the first quarter of 2005, compared with 38.0% for the full year of 2004. The lower rate in 2004 resulted from favorable adjustments to the company’s reserve for tax liabilities for years subject to audit.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first quarter of 2005, as its cash and cash equivalents increased $18.4 million to $74.2 million at the end of the quarter, and debt of $205.7 million, decreased $2.0 million from $207.7 million at December 31, 2004. In the first three months of 2005, the company generated $123.0 million of cash flow from operations, compared with $52.9 million in the first quarter of 2004. Cash flows in both quarters were positively affected by timing of payments for inventory purchases and improved collections of accounts receivable, while first quarter 2005 cash flows were also enhanced by inventory reductions. Accounts receivable days sales outstanding at March 31, 2005 were 24.4 days, improved from 26.5 days at December 31, 2004 and 26.1 days at March 31, 2004. Inventory turnover increased to 10.3 in the first quarter of 2005 from 10.2 in the first quarter of 2004.

In January 2005, the company purchased Access Diabetic Supply for total consideration of approximately $57.9 million using existing cash.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2005, the company had $240.7 million of available credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $6.2 million in the first quarter of 2005, compared to $3.3 million in the first quarter of 2004. The increase was primarily due to increased spending on the construction of a new corporate headquarters. The company expects capital expenditures for the remainder of 2005 to include additional spending on the construction of the corporate headquarters as well as increased spending on information technology development.

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

As a result of Final Rule Release No. 33-8568 of the United States Securities and Exchange Commission, the company will be required to adopt the provisions of this standard beginning on January 1, 2006, instead of July 1, 2005, as previously disclosed. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

As permitted by SFAS 123, the company currently uses the intrinsic value method as defined by APB 25 to account for share-based payments. As a result, the adoption of SFAS 123R is expected to have a material effect on the company’s results of operations, although it will not affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123R cannot be predicted with certainty. However, had the company adopted SFAS 123R in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 4 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123R in prior periods, the amount of cash flows recognized for such excess tax deductions would have been $0.6 million and $0.9 million in the first quarters of 2005 and 2004.

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

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. Through March 31, 2005, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 5.	Other Information

Entry into Material Definitive Agreements

The company entered into a letter agreement dated March 1, 2005 (Extension Letter) extending through June 30, 2006 the term of the Authorized Distributor Agreement between Novation, LLC and the company effective July 1, 2001 (AD Agreement) and modifying certain other terms which are not material. The company distributes medical/surgical supplies to Novation members pursuant to the AD Agreement. The form of Extension Letter is filed as Exhibit 10.1 hereto.

In addition, each of Access Diabetic Supply, LLC (Access) and Owens & Minor Healthcare Supply, Inc., a wholly-owned subsidiary of the company that owns all the membership interests in Access, executed a Joinder Agreement dated March 17, 2005 with Bank of America, N.A. pursuant to which each such subsidiary became a “Guarantor” under the company’s Amended and Restated Credit Agreement dated as of May 4, 2004 as required by Section 7.11 of such credit agreement.

Item 6.	Exhibits.

(a)	Exhibits

4.1	Third Supplemental Indenture dated as of May 2, 2005 among Owens & Minor, Inc., Access Diabetic Supply, LLC, Owens & Minor Healthcare Supply, Inc. and SunTrust Bank, as trustee

10.1	Form of Letter Agreement dated March 1, 2005 between the company and Novation, LLC extending the term of the Authorized Distributor Agreement effective July 1, 2001

10.2	Joinder Agreement dated as of March 17, 2005 between Owens & Minor Healthcare Supply, Inc. and Bank of America, N.A., as administrative agent

10.3	Joinder Agreement dated as of March 17, 2005 between Access Diabetic Supply, LLC and Bank of America, N.A., as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc. (Registrant)

Date May 5, 2005	/s/ G. GILMER MINOR, III
G. Gilmer Minor, III
Chairman and Chief Executive Officer

Date May 5, 2005	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President Chief Financial Officer

Date May 5, 2005	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

4.1	Third Supplemental Indenture dated as of May 2, 2005 among Owens & Minor, Inc., Access Diabetic Supply, LLC, Owens & Minor Healthcare Supply, Inc. and SunTrust Bank, as trustee

10.1	Form of Letter Agreement dated March 1, 2005 between the company and Novation, LLC extending the term of the Authorized Distributor Agreement effective July 1, 2001

10.2	Joinder Agreement dated as of March 17, 2005 between Owens & Minor Healthcare Supply, Inc. and Bank of America, N.A., as administrative agent

10.3	Joinder Agreement dated as of March 17, 2005 between Access Diabetic Supply, LLC and Bank of America, N.A., as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002