Form 10-Q
period 2005-06-30
OWENS & MINOR INC/VA/
filed 2005-08-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b.2 of the Securities Exchange Act).    Yes  ☒    No  ☐

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of August 1, 2005, was 39,879,564 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Revenue	$1,210,894	$1,119,375	$2,404,494	$2,225,449
Cost of revenue	1,082,126	1,004,544	2,149,888	1,996,558

Gross margin	128,768	114,831	254,606	228,891

Selling, general and administrative expenses	96,075	84,533	190,027	168,550
Depreciation and amortization	5,147	3,815	8,594	7,521
Other operating income and expense, net	(960)	(1,171)	(2,071)	(2,272)

Operating earnings	28,506	27,654	58,056	55,092

Interest expense, net	2,905	3,043	6,230	6,289
Discount on accounts receivable securitization	—	83	—	261

Income before income taxes	25,601	24,528	51,826	48,542
Income tax provision	9,628	9,203	19,934	18,592

Net income	$15,973	$15,325	$31,892	$29,950

Net income per common share-basic	$0.40	$0.39	$0.81	$0.77

Net income per common share-diluted	$0.40	$0.39	$0.80	$0.76

Cash dividends per common share	$0.13	$0.11	$0.26	$0.22

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$74,084	$55,796
Accounts and notes receivable, net of allowances of $10,974 and $6,768	345,155	344,642
Merchandise inventories	403,213	435,673
Other current assets	32,766	28,365

Total current assets	855,218	864,476
Property and equipment, net of accumulated depreciation of $69,168 and $67,932	38,877	27,153
Goodwill, net	238,949	200,467
Other assets, net	53,194	39,737

Total assets	$1,186,238	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$365,486	$336,326
Accrued payroll and related liabilities	9,214	13,962
Other accrued liabilities	82,784	80,243

Total current liabilities	457,484	430,531
Long-term debt	206,357	207,476
Other liabilities	34,675	33,570

Total liabilities	698,516	671,577

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 39,864 shares and 39,519 shares	79,727	79,038
Paid-in capital	131,850	126,625
Retained earnings	285,198	263,646
Accumulated other comprehensive loss	(9,053)	(9,053)

Total shareholders’ equity	487,722	460,256

Total liabilities and shareholders’ equity	$1,186,238	$1,131,833

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004
Operating activities
Net income	$31,892	$29,950
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,594	7,521
Provision for LIFO reserve	5,493	2,595
Provision for losses on accounts and notes receivable	1,697	891
Deferred direct-response advertising costs	(2,421)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	6,901	23,513
Merchandise inventories	27,853	(31,940)
Accounts payable	45,553	38,161
Net change in other current assets and liabilities	(8,362)	(3,341)
Other, net	4,186	3,706

Cash provided by operating activities	121,386	71,056

Investing activities
Additions to property and equipment	(14,093)	(5,087)
Additions to computer software	(1,510)	(2,570)
Net cash paid for acquisitions	(60,619)	(2,500)
Other, net	11	12

Cash used for investing activities	(76,211)	(10,145)

Financing activities
Cash dividends paid	(10,340)	(8,640)
Proceeds from exercise of stock options	3,452	2,751
Decrease in drafts payable	(19,877)	(21,500)
Other, net	(122)	(1,183)

Cash used for financing activities	(26,887)	(28,572)

Net increase in cash and cash equivalents	18,288	32,339

Cash and cash equivalents at beginning of period	55,796	16,335

Cash and cash equivalents at end of period	$74,084	$48,674

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2005 and the consolidated results of operations for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Acquisition

Effective January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories. Access, with 2004 revenues of approximately $32 million, primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. The company paid total consideration of approximately $57.9 million in cash. The purchase price is subject to adjustment upon a final determination of the net working capital acquired. A preliminary allocation of the purchase price resulted in approximately $5.6 million of net tangible assets, $37.7 million of goodwill and $14.7 million of intangible assets, which consist primarily of customer relationships. The allocation of the purchase price is expected to be finalized after the valuation of certain acquired assets is complete.

Effective April 4, 2005, Access acquired certain assets of Direct Diabetic Supplies, Inc., a Florida-based, direct-to-consumer distributor of diabetic supplies for $1.6 million in cash. A preliminary allocation of the purchase price included $0.7 million of goodwill and $0.9 million of intangible assets, primarily customer relationships. The allocation of the purchase price is expected to be finalized after the valuation of certain acquired assets is complete.

Effective April 8, 2005, O&M acquired certain assets of Cyrus Medical Systems, Inc., a software company that created and markets a tissue implant tracking system which will expand the technology product offerings of OMSolutionsSM, for $1.0 million in cash. The allocation of the purchase price included $0.9 million of computer software, included in “other assets, net” on the consolidated balance sheet, and $0.1 million of intangible assets.

All of these acquisitions have been accounted for as purchases of businesses, and the results of operations have been included in the company’s consolidated financial statements since their dates of acquisition. Had the acquisitions taken place on January 1, 2004, the consolidated revenue and net income of the company would not have materially differed from the amounts reported for the three and six months ended June 30, 2005 or 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income	$15,973	$15,325	$31,892	$29,950
Add: stock-based employee compensation expense included in reported net income, net of tax	251	200	527	412
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(743)	(616)	(1,283)	(1,029)

Pro forma net income	$15,481	$14,909	$31,136	$29,333

Per common share - basic:
Net income, as reported	$0.40	$0.39	$0.81	$0.77
Pro forma net income	$0.39	$0.38	$0.79	$0.75
Per common share - diluted:
Net income, as reported	$0.40	$0.39	$0.80	$0.76
Pro forma net income	$0.39	$0.38	$0.78	$0.74

5.	Direct-Response Advertising Costs

Beginning with the acquisition of Access on January 31, 2005, the company defers the costs of direct-response advertising of its direct-to-consumer diabetic supplies for campaigns that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the remaining net cash flows expected to result from sales to customers obtained through the advertising.

For the quarter ended June 30, 2005, the company deferred $1.6 million of direct response advertising costs and recorded amortization of $0.2 million. At June 30, 2005, deferred direct response advertising costs of $2.2 million, net of accumulated amortization of $0.2 million, were included in “other assets, net” on the consolidated balance sheet.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
(in thousands)	2005	2004
Beginning balance	$200,467	$198,063
Additions due to acquisitions	38,482	875

Ending balance	$238,949	$198,938

Intangible assets, included in other assets, net, at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005		December 31, 2004
(in thousands)	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	$12,921	$1,568	$275	$148
Other intangibles	3,071	129	65	9

	15,992	1,697	340	157
Unamortized intangible pension asset	1,507	—	1,507	—

Total	$17,499	$1,697	$1,847	$157

Customer relationship intangibles are amortized on an accelerated basis over four years. Other intangibles are amortized on a straight line basis, generally for periods of between 4 and 15 years.

Amortization expense for intangible assets was $1.5 million and $0.03 million for the three months ended June 30, 2005 and 2004, and $1.5 million and $0.1 million for the six months ended June 30, 2005 and 2004.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2005 - $2.9 million, 2006 - $4.3 million, 2007 - $2.8 million, 2008 - $2.6 million, 2009 - $0.6 million, 2010 - $0.3 million.

7.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Service cost	$140	$255	$518	$510
Interest cost	806	762	1,611	1,526
Expected return on plan assets	(409)	(432)	(814)	(866)
Amortization of prior service cost	40	71	79	141
Recognized net actuarial loss	295	217	645	434

Net periodic pension cost	$872	$873	$2,039	$1,745

8.	Net Income per Common Share

The following sets forth the computation of net income per basic and diluted common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Numerator:
Numerator for net income per basic and diluted common share – net income	$15,973	$15,325	$31,892	$29,950
Denominator:
Denominator for net income per basic common share – weighted average shares	39,490	39,002	39,409	38,937
Effect of dilutive securities - stock options and restricted stock	531	599	542	621

Denominator for net income per diluted common share – adjusted weighted average shares	40,021	39,601	39,951	39,558

Net income per common share – basic	$0.40	$0.39	$0.81	$0.77
Net income per common share – diluted	$0.40	$0.39	$0.80	$0.76

9.	Contingency

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. Since the proposed adjustment involves the timing of deductions, it primarily affects the company’s liability for interest. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.1 million in federal, state, and local taxes for tax years through 2004 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $4.7 million as of June 30, 2005, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would only be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

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

(in thousands) For the three months ended June 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,210,894	$—	$—	$1,210,894
Cost of revenue	—	1,082,126	—	—	1,082,126

Gross margin	—	128,768	—	—	128,768
Selling, general and administrative expenses	116	95,959	—	—	96,075
Depreciation and amortization	—	5,147	—	—	5,147
Other operating income and expense, net	—	(960)	—	—	(960)

Operating earnings (loss)	(116)	28,622	—	—	28,506
Interest expense, net	727	2,178	—	—	2,905

Income (loss) before income taxes	(843)	26,444	—	—	25,601
Income tax provision (benefit)	(324)	9,952	—	—	9,628

Net income (loss)	$(519)	$16,492	$—	$—	$15,973

For the three months ended June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,119,375	$—	$—	$1,119,375
Cost of revenue	—	1,004,544	—	—	1,004,544

Gross margin	—	114,831	—	—	114,831
Selling, general and administrative expenses	391	84,137	5	—	84,533
Depreciation and amortization	—	3,815	—	—	3,815
Other operating income and expense, net	—	(572)	(599)	—	(1,171)

Operating earnings (loss)	(391)	27,451	594	—	27,654
Interest (income) expense, net	(309)	2,962	390	—	3,043
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	3	80	—	83

Income (loss) before income taxes	(82)	44,828	124	(20,342)	24,528
Income tax provision (benefit)	(37)	9,191	49	—	9,203

Net income (loss)	$(45)	$35,637	$75	$(20,342)	$15,325

Condensed Consolidating Financial Information
(in thousands)
For the six months ended June 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$2,404,494	$—	$—	$2,404,494
Cost of revenue	—	2,149,888	—	—	2,149,888

Gross margin	—	254,606	—	—	254,606
Selling, general and administrative expenses	146	189,881	—	—	190,027
Depreciation and amortization	—	8,594	—	—	8,594
Other operating income and expense, net	—	(2,071)	—	—	(2,071)

Operating earnings (loss)	(146)	58,202	—	—	58,056
Interest expense, net	640	5,590	—	—	6,230

Income (loss) before income taxes	(786)	52,612	—	—	51,826
Income tax provision (benefit)	(302)	20,236	—	—	19,934

Net income (loss)	$(484)	$32,376	$—	$—	$31,892

For the six months ended June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$2,225,449	$—	$—	$2,225,449
Cost of revenue	—	1,996,558	—	—	1,996,558

Gross margin	—	228,891	—	—	228,891
Selling, general and administrative expenses	457	167,970	123	—	168,550
Depreciation and amortization	—	7,521	—	—	7,521
Other operating income and expense, net	—	(570)	(1,702)	—	(2,272)

Operating earnings (loss)	(457)	53,970	1,579	—	55,092
Interest (income) expense, net	(1,124)	6,577	836	—	6,289
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	8	253	—	261

Income before income taxes	667	67,727	490	(20,342)	48,542
Income tax provision	256	18,144	192	—	18,592

Net income	$411	$49,583	$298	$(20,342)	$29,950

Condensed Consolidating Financial Information
(in thousands)
June 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets

Assets

Current assets
Cash and cash equivalents	$68,318	$5,766	$—	$—	$74,084
Accounts and notes receivable, net	—	345,155	—	—	345,155
Merchandise inventories	—	403,213	—	—	403,213
Intercompany advances, net	3,440	(3,269)	(171)	—	—
Other current assets	240	32,526	—	—	32,766

Total current assets	71,998	783,391	(171)	—	855,218
Property and equipment, net	—	38,877	—	—	38,877
Goodwill, net	—	238,949	—	—	238,949
Intercompany investments	441,355	65,713	1	(507,069)	—
Other assets, net	8,770	44,424	—	—	53,194

Total assets	$522,123	$1,171,354	$(170)	$(507,069)	$1,186,238

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$365,486	$—	$—	$365,486
Accrued payroll and related liabilities	—	9,214	—	—	9,214
Other accrued liabilities	7,279	75,505	—	—	82,784

Total current liabilities	7,279	450,205	—	—	457,484
Long-term debt	205,801	556	—	—	206,357
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	34,675	—	—	34,675

Total liabilities	213,080	624,326	—	(138,890)	698,516

Shareholders’ equity
Common stock	79,727	—	1,500	(1,500)	79,727
Paid-in capital	131,850	365,676	1,003	(366,679)	131,850
Retained earnings (deficit)	97,466	190,405	(2,673)	—	285,198
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	309,043	547,028	(170)	(368,179)	487,722

Total liabilities and shareholders’ equity	$522,123	$1,171,354	$(170)	$(507,069)	$1,186,238

Condensed Consolidating Financial Information
(in thousands)
December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets

Assets

Current assets
Cash and cash equivalents	$53,441	$2,355	$—	$—	$55,796
Accounts and notes receivable, net	—	344,614	28	—	344,642
Merchandise inventories	—	435,673	—	—	435,673
Intercompany advances, net	80,448	(80,262)	(186)	—	—
Other current assets	83	28,282	—	—	28,365

Total current assets	133,972	730,662	(158)	—	864,476
Property and equipment, net	—	27,153	—	—	27,153
Goodwill, net	—	200,467	—	—	200,467
Intercompany investments	383,416	7,773	1	(391,190)	—
Other assets, net	10,339	29,398	—	—	39,737

Total assets	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$336,326	$—	$—	$336,326
Accrued payroll and related liabilities	—	13,962	—	—	13,962
Other accrued liabilities	6,651	73,579	13	—	80,243

Total current liabilities	6,651	423,867	13	—	430,531
Long-term debt	207,123	353	—	—	207,476
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	33,570	—	—	33,570

Total liabilities	213,774	596,680	13	(138,890)	671,577

Shareholders’ equity
Common stock	79,038	—	1,500	(1,500)	79,038
Paid-in capital	126,625	249,797	1,003	(250,800)	126,625
Retained earnings (deficit)	108,290	158,029	(2,673)	—	263,646
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	313,953	398,773	(170)	(252,300)	460,256

Total liabilities and shareholders’ equity	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Condensed Consolidating Financial Information
(in thousands)
For the six months ended June 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows

Operating activities

Net income (loss)	$(484)	$32,376	$—	$—	$31,892

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	8,594	—	—	8,594
Provision for LIFO reserve	—	5,493	—	—	5,493
Provision for losses on accounts and notes receivable	—	1,697	—	—	1,697
Deferred direct-response advertising costs	—	(2,421)	—	—	(2,421)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	6,873	28	—	6,901
Merchandise inventories	—	27,853	—	—	27,853
Accounts payable	—	45,553	—	—	45,553
Net change in other current assets and liabilities	471	(8,820)	(13)	—	(8,362)
Other, net	2,709	1,477	—	—	4,186

Cash provided by operating activities	2,696	118,675	15	—	121,386

Investing activities
Additions to property and equipment	—	(14,093)	—	—	(14,093)
Additions to computer software	—	(1,510)	—	—	(1,510)
Increase in intercompany investments	(57,939)	(57,940)	—	115,879	—
Net cash paid for acquisitions	—	(60,619)	—	—	(60,619)
Other, net	—	11	—	—	11

Cash used for investing activities	(57,939)	(134,151)	—	115,879	(76,211)

Financing activities
Change in intercompany advances	77,008	(76,993)	(15)	—	—
Increase in intercompany investments, net	—	115,879	—	(115,879)	—
Cash dividends paid	(10,340)	—	—	—	(10,340)
Proceeds from exercise of stock options	3,452	—	—	—	3,452
Decrease in drafts payable	—	(19,877)	—	—	(19,877)
Other, net	—	(122)	—	—	(122)

Cash provided by (used for) financing activities	70,120	18,887	(15)	(115,879)	(26,887)

Net increase in cash and cash equivalents	14,877	3,411	—	—	18,288
Cash and cash equivalents at beginning of period	53,441	2,355	—	—	55,796

Cash and cash equivalents at end of period	$68,318	$5,766	$—	$—	$74,084

Condensed Consolidating Financial Information
(in thousands)
For the six months ended June 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows

Operating activities

Net income	$411	$49,583	$298	$(20,342)	$29,950
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	7,521	—	—	7,521
Provision for LIFO reserve	—	2,595	—	—	2,595
Provision for losses on accounts and notes receivable	—	778	113	—	891
Noncash intercompany dividend income	—	(20,342)	—	20,342	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	9,455	14,058	—	23,513
Merchandise inventories	—	(31,940)	—	—	(31,940)
Accounts payable	—	38,161	—	—	38,161
Net change in other current assets and liabilities	202	(3,481)	(62)	—	(3,341)
Other, net	2,189	1,517	—	—	3,706

Cash provided by operating activities	2,802	53,847	14,407	—	71,056

Investing activities
Additions to property and equipment	—	(5,087)	—	—	(5,087)
Additions to computer software	—	(2,570)	—	—	(2,570)
Net cash paid for acquisition	—	(2,500)	—	—	(2,500)
Other, net	—	12	—	—	12

Cash used for investing activities	—	(10,145)	—	—	(10,145)

Financing activities
Change in intercompany advances	35,341	(20,934)	(14,407)	—	—
Cash dividends paid	(8,640)	—	—	—	(8,640)
Proceeds from exercise of stock options	2,751	—	—	—	2,751
Decrease in drafts payable	—	(21,500)	—	—	(21,500)
Other, net	—	(1,183)	—	—	(1,183)

Cash provided by (used for) financing activities	29,452	(43,617)	(14,407)	—	(28,572)

Net increase in cash and cash equivalents	32,254	85	—	—	32,339
Cash and cash equivalents at beginning of period	14,156	2,178	1	—	16,335

Cash and cash equivalents at end of period	$46,410	$2,263	$1	$—	$48,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition and results of operations of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2004. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Second quarter and first six months of 2005 compared with 2004

Overview. In the second quarter and first six months of 2005, the company earned net income of $16.0 million and $31.9 million, increases of 4% and 6% over the comparable periods of 2004. Net income per diluted common share was $0.40 for the second quarter and $0.80 for the first six months of 2005, up from $0.39 for the second quarter and $0.76 for the first six months of 2004. These increases resulted from increased operating earnings combined with slightly lower financing costs. Operating earnings, which were $28.5 million for the second quarter and $58.1 million for the first six months of 2005, increased by 3% from the second quarter and 5% from the first six months of 2004. Operating earnings increased due to 8% revenue growth, including the addition of Access Diabetic Supply in January 2005, partially offset by lower supplier incentives and alternate source purchasing compared to 2004.

Acquisitions. On January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for total consideration of approximately $57.9 million in cash. Access, which primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing, operates as a separate business within Owens & Minor. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical/surgical supply distribution business.

In April 2005, Access acquired certain assets of Direct Diabetic Supplies, Inc. (Direct), a Florida-based, direct-to-consumer distributor of diabetic supplies, for $1.6 million in cash. Also in April, Owens & Minor acquired certain assets of Cyrus Medical Systems, Inc., a software company that created and markets a tissue implant tracking system which will expand the technology product offerings of OMSolutionsSM, for $1.0 million in cash.

Revenue. Revenue increased 8% to $1.21 billion in the second quarter of 2005 from $1.12 billion in the second quarter of 2004. For the first six months of 2005, revenue increased 8% over the comparable prior year period. Excluding the effect of acquisitions, revenue increased 7% in the second quarter and first six months of 2005 over the comparable periods of 2004. This revenue increase resulted primarily from higher sales volume to existing customers as well as sales to new customers.

Operating earnings. As a percentage of revenue, operating earnings decreased slightly to 2.4% in the second quarter and first six months of 2005 from 2.5% in the comparable periods of 2004. The following table presents the components of operating earnings as a percent of revenue for the second quarter and first six months of 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Gross margin	10.6%	10.3%	10.6%	10.3%
SG&A expense	7.9%	7.6%	7.9%	7.6%
Depreciation and amortization	0.4%	0.3%	0.4%	0.3%
Other operating income and expense, net	(0.1)%	(0.1)%	(0.1)%	(0.1)%

Operating earnings	2.4%	2.5%	2.4%	2.5%

Percentages may not foot due to rounding

Gross margin for the second quarter and first six months of 2005 was 10.6% of revenue, up from 10.3% in the comparable periods of 2004. The increase in overall gross margin resulted primarily from the addition of Access, whose gross margins are higher than the company’s core distribution business. Contributions from OMSolutionsSM had a slightly favorable effect on gross margin in both the second quarter and first six months of 2005 as compared to the same periods of 2004. These increases were partially offset by lower contributions from supplier incentives and alternate source purchasing compared to the same periods of 2004, having a combined unfavorable effect on gross margin of 0.3% of revenue for the second quarter and 0.2% of revenue for the first six months of 2005.

The company values inventory for its core distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.2% and 0.1% of revenue in the first six months of 2005 and 2004. Gross margin for the second quarters of 2005 and 2004 would not have differed materially from reported amounts.

SG&A expenses were 7.9% of revenue in both the second quarter and first six months of 2005, up from 7.6% in the comparable periods of 2004. The increase resulted from the acquisition of Access, which experiences higher expenses as a percentage of revenue than the core distribution business.

Depreciation and amortization expense for the second quarter and first six months of 2005 was $5.1 million and $8.6 million, up $1.3 million and $1.1 million from the comparable periods of 2004. These increases resulted from $1.4 million of amortization of intangible assets in the second quarter and first six months of 2005 for the acquisitions of Access and Direct.

Financing costs. Financing costs, which include interest expense and discount on accounts receivable securitization, totaled $2.9 million and $6.2 million for the second quarter and first six months of 2005, compared with $3.1 million and $6.6 million for the same periods of 2004. The decrease results from the absence of fees in 2005 for the receivables financing facility that the company terminated in May 2004.

The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The provision for income taxes was $9.6 million and $19.9 million in the second quarter and first six months of 2005 compared with $9.2 million and $18.6 million in the same periods of 2004. The effective tax rate was 37.6% and 38.5% for the second quarter and first half of 2005, compared to 38.0% for the full year of 2004. For the second quarter of both years, the tax rate was lower than the full year rate because of adjustments of the company’s reserve for tax liabilities for years subject to audit. The company expects that its effective tax rate for 2005 will be approximately 39.3%.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first six months of 2005, as its cash and cash equivalents increased $18.3 million to $74.1 million at June 30, and long-term debt decreased slightly from $207.5 million at December 31, 2004 to $206.4 million at June 30, 2005. In the first six months of 2005, the company generated $121.4 million of cash flow from operations, compared with $71.1 million in the first half of 2004. Operating cash flow improved due to reductions of inventory of $27.9 million in the first half of 2005, adjusted for LIFO provision, compared with an increase of $31.9 million in the first half of 2004. Cash flows in both periods benefited from timing of payments for inventory purchases and improved collections of accounts receivable. Accounts receivable days sales outstanding at June 30, 2005, were 24.8 days, improved from 26.5 days at December 31, 2004 and 25.5 days at June 30, 2004. Inventory turnover increased to 10.7 in the second quarter of 2005 from 10.0 in the second quarter of 2004.

Cash used for investing activities increased from $10.1 million in the first six months of 2004 to $76.2 million in the first six months of 2005, largely due to the acquisitions of Access for total consideration of $57.9 million, Direct for $1.6 million and Cyrus Medical for $1.0 million.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 2005, the company had $240.7 million of unused credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $15.6 million in the first six months of 2005, compared to $7.7 million in the first six months of 2004, as a result of increased spending on the construction of a new corporate headquarters. The company expects capital expenditures for the remainder of 2005 to include additional spending on the construction of the corporate headquarters.

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

As permitted by SFAS 123, the company currently uses the intrinsic value method as defined by APB 25 to account for share-based payments. As a result, the adoption of SFAS 123R is expected to have a material effect on the company’s results of operations, although it will not affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123R cannot be predicted with certainty. However, had the company adopted SFAS 123R in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 4 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123R in prior periods, the amount of cash flows recognized for such excess tax deductions would have been $1.4 million and $1.0 million in the first six months of 2005 and 2004.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The provisions of SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The company will be required to adopt the provisions of this standard beginning on January 1, 2006. Management does not expect application of this standard to have a material effect on the company’s financial condition or results of operations.

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

Item 4. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. Through June 30, 2005, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 4. Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 28, 2005, with the voting results designated below each such matter:

(1)	Election of G. Gilmer Minor, III, J. Alfred Broaddus, Jr., Eddie N. Moore, Jr., Peter S. Redding, and Craig R. Smith as directors of O&M for a three–year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
G. Gilmer Minor, III	35,944,919	1,015,632	0	0
J. Alfred Broaddus, Jr.	35,859,589	1,100,962	0	0
Eddie N. Moore, Jr.	36,578,224	382,327	0	0
Peter S. Redding	35,918,429	1,042,122	0	0
Craig R. Smith	36,403,072	557,479	0	0

(2)	Ratification of the 2005 Stock Incentive Plan.

Votes For	Votes Against Or Withheld	Abstentions
29,501,677	3,436,202	1,044,975

(3)	Ratification of the appointment of KPMG LLP as O&M’s independent auditors for 2005.

Votes For	Votes Against Or Withheld	Abstentions
36,593,747	272,333	94,471

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date August 5, 2005	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date August 5, 2005	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President &
Chief Financial Officer

Date August 5, 2005	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President, Controller &
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