Form 10-Q
period 2005-09-30
OWENS & MINOR INC/VA/
filed 2005-11-04
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐    No ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2005, was 39,905,164 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$1,201,971	$1,134,387	$3,606,465	$3,359,836
Cost of revenue	1,071,246	1,019,537	3,221,134	3,016,095

Gross margin	130,725	114,850	385,331	343,741
Selling, general and administrative expenses	95,393	84,480	285,420	253,030
Depreciation and amortization	5,230	3,676	13,824	11,197
Other operating income and expense, net	(969)	(903)	(3,040)	(3,175)

Operating earnings	31,071	27,597	89,127	82,689
Interest expense, net	2,967	3,086	9,197	9,375
Discount on accounts receivable securitization	—	—	—	261

Income before income taxes	28,104	24,511	79,930	73,053
Income tax provision	11,314	9,314	31,248	27,906

Net income	$16,790	$15,197	$48,682	$45,147

Net income per common share-basic	$0.42	$0.39	$1.23	$1.16

Net income per common share-diluted	$0.42	$0.38	$1.22	$1.14

Cash dividends per common share	$0.13	$0.11	$0.39	$0.33

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2005	December 31, 2004
Assets
Current assets
Cash and cash equivalents	$99,346	$55,796
Accounts and notes receivable, net of allowances of $12,089 and $6,768	351,129	344,642
Merchandise inventories	418,489	435,673
Other current assets	29,213	28,365

Total current assets	898,177	864,476
Property and equipment, net of accumulated depreciation of $69,919 and $67,932	44,430	27,153
Goodwill, net	238,965	200,467
Other assets, net	49,890	39,737

Total assets	$1,231,462	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$391,948	$336,326
Accrued payroll and related liabilities	14,965	13,962
Other accrued liabilities	83,490	80,243

Total current liabilities	490,403	430,531
Long-term debt	205,197	207,476
Other liabilities	35,208	33,570

Total liabilities	730,808	671,577

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares
Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 39,903 shares and 39,519 shares	79,807	79,038
Paid-in capital	133,099	126,625
Retained earnings	296,801	263,646
Accumulated other comprehensive loss	(9,053)	(9,053)

Total shareholders’ equity	500,654	460,256

Total liabilities and shareholders’ equity	$1,231,462	$1,131,833

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$48,682	$45,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,824	11,197
Provision for LIFO reserve	5,628	3,150
Provision for losses on accounts and notes receivable	3,081	1,176
Deferred direct-response advertising costs	(3,826)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(457)	24,844
Merchandise inventories	12,442	(47,435)
Accounts payable	56,815	82,294
Net change in other current assets and liabilities	2,442	2,294
Other, net	5,624	5,812

Cash provided by operating activities	144,255	128,479

Investing activities
Additions to property and equipment	(20,906)	(8,105)
Additions to computer software	(2,070)	(3,713)
Net cash paid for acquisitions	(61,515)	(2,512)
Proceeds from sale of land	—	1,820
Other, net	22	215

Cash used for investing activities	(84,469)	(12,295)

Financing activities
Cash dividends paid	(15,527)	(12,976)
Proceeds from exercise of stock options	4,176	4,004
Decrease in drafts payable	(4,677)	(20,000)
Other, net	(208)	(1,205)

Cash used for financing activities	(16,236)	(30,177)

Net increase in cash and cash equivalents	43,550	86,007
Cash and cash equivalents at beginning of period	55,796	16,335

Cash and cash equivalents at end of period	$99,346	$102,342

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2005, and the consolidated results of operations for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Effective January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based, direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories. Access, with 2004 revenues of approximately $32 million, primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. The company paid total consideration of approximately $58.8 million in cash. A preliminary allocation of the purchase price resulted in approximately $6.5 million of net tangible assets, $37.6 million of goodwill, and $14.7 million of intangible assets which consist primarily of customer relationships. The allocation of the purchase price is expected to be finalized after the valuation of certain acquired assets is complete.

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

Effective April 8, 2005, O&M acquired certain assets of Cyrus Medical Systems, Inc., a software company that created and markets a tissue implant tracking system which expands the technology product offerings of OMSolutionsSM, for $1.0 million in cash. The allocation of the purchase price included $0.9 million of computer software, included in “other assets, net” on the consolidated balance sheet, and $0.1 million of intangible assets.

All of these acquisitions have been accounted for as purchases of businesses, and the results of operations have been included in the company’s consolidated financial statements since their dates of acquisition. Had the acquisitions taken place on January 1, 2004, the consolidated revenue and net income of the company would not have materially differed from the amounts reported for the three and nine months ended September 30, 2005 or 2004.

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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$16,790	$15,197	$48,682	$45,147
Add: stock-based employee compensation expense included in reported net income, net of tax	259	197	786	609
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(574)	(486)	(1,857)	(1,515)

Pro forma net income	$16,475	$14,908	$47,611	$44,241

Per common share - basic:
Net income, as reported	$0.42	$0.39	$1.23	$1.16
Pro forma net income	$0.42	$0.38	$1.21	$1.13
Per common share - diluted:
Net income, as reported	$0.42	$0.38	$1.22	$1.14
Pro forma net income	$0.41	$0.38	$1.19	$1.11

5.	Direct-Response Advertising Costs

Beginning with the acquisition of Access on January 31, 2005, the company defers those costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising.

For the quarter ended September 30, 2005, the company deferred $1.4 million of direct response advertising costs and recorded amortization of $0.3 million. At September 30, 2005, deferred direct response advertising costs of $3.3 million, net of accumulated amortization of $0.5 million, were included in other assets, net on the consolidated balance sheet.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the nine months ended September 30, 2005:

(in thousands)
Balance, December 31, 2004	$200,467
Additions due to acquisitions	38,498

Balance, September 30, 2005	$238,965

Intangible assets, included in other assets, net, on the consolidated balance sheet at September 30, 2005 and December 31, 2004 are as follows:

(in thousands)	September 30, 2005		December 31, 2004
	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	$12,921	$2,920	$275	$148
Other intangibles	3,071	237	65	9

	15,992	3,157	340	157
Unamortized intangible pension asset	1,507	—	1,507	—

Total	$17,499	$3,157	$1,847	$157

Customer relationship intangibles are amortized on an accelerated basis over four years. Other intangibles are amortized on a straight line basis, generally for periods of between 4 and 15 years.

Amortization expense for intangible assets was $1.5 million and $27 thousand for the three months ended September 30, 2005 and 2004, and $3.0 million and $0.1 million for the nine months ended September 30, 2005 and 2004.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2005 - $1.5 million; 2006 - $4.3 million; 2007 - $2.8 million; 2008 - $2.6 million; 2009 - $0.6 million; 2010 - $0.3 million.

7.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and nine months ended September 30, 2005 and 2004 are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$258	$256	$776	$766
Interest cost	805	723	2,416	2,249
Expected return on plan assets	(406)	(435)	(1,220)	(1,301)
Amortization of prior service cost	39	8	118	149
Recognized net actuarial loss	322	227	967	661

Net periodic pension cost	$1,018	$779	$3,057	$2,524

8.	Net Income per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Numerator for net income per basic and diluted common share – net income	$16,790	$15,197	$48,682	$45,147
Denominator:
Denominator for net income per basic common share – weighted average shares	39,603	39,083	39,475	38,986
Effect of dilutive securities – stock options and restricted stock	510	599	542	622

Denominator for net income per diluted common share – adjusted weighted average shares	40,113	39,682	40,017	39,608

Net income per common share – basic	$0.42	$0.39	$1.23	$1.16
Net income per common share – diluted	$0.42	$0.38	$1.22	$1.14

9.	Contingency

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

The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of $40.9 million in federal, state, and local taxes for tax years through 2004 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $5.3 million as of September 30, 2005, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would only be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

10.	Subsequent Event

Effective October 27, 2005, the company, through its subsidiary, Access, acquired certain operating assets of a direct-to-consumer distributor of diabetic supplies for $6.3 million in cash. The assets acquired consist primarily of customer relationships, other intangible assets and inventory.

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

(in thousands)

For the three months ended September 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,201,971	$—	$—	$1,201,971
Cost of revenue	—	1,071,246	—	—	1,071,246

Gross margin	—	130,725	—	—	130,725
Selling, general and administrative expenses	17	95,376	—	—	95,393
Depreciation and amortization	—	5,230	—	—	5,230
Other operating income and expense, net	—	(969)	—	—	(969)

Operating earnings (loss)	(17)	31,088	—	—	31,071
Interest expense, net	70	2,897	—	—	2,967

Income (loss) before income taxes	(87)	28,191	—	—	28,104
Income tax provision (benefit)	(34)	11,348	—	—	11,314

Net income (loss)	$(53)	$16,843	$—	$—	$16,790

Condensed Consolidating Financial Information

(in thousands)

For the three months ended September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,134,387	$—	$—	$1,134,387
Cost of revenue	—	1,019,537	—	—	1,019,537

Gross margin	—	114,850	—	—	114,850
Selling, general and administrative expenses	43	84,437	—	—	84,480
Depreciation and amortization	—	3,676	—	—	3,676
Other operating income and expense, net	—	(903)	—	—	(903)

Operating earnings (loss)	(43)	27,640	—	—	27,597
Interest (income) expense, net	(196)	3,282	—	—	3,086

Income before income taxes	153	24,358	—	—	24,511
Income tax provision	57	9,257	—	—	9,314

Net income	$96	$15,101	$—	$—	$15,197

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$3,606,465	$—	$—	$3,606,465
Cost of revenue	—	3,221,134	—	—	3,221,134

Gross margin	—	385,331	—	—	385,331
Selling, general and administrative expenses	163	285,257	—	—	285,420
Depreciation and amortization	—	13,824	—	—	13,824
Other operating income and expense, net	—	(3,040)	—	—	(3,040)

Operating earnings (loss)	(163)	89,290	—	—	89,127
Interest expense, net	710	8,487	—	—	9,197

Income (loss) before income taxes	(873)	80,803	—	—	79,930
Income tax provision (benefit)	(336)	31,584	—	—	31,248

Net income (loss)	$(537)	$49,219	$—	$—	$48,682

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$3,359,836	$—	$—	$3,359,836
Cost of revenue	—	3,016,095	—	—	3,016,095

Gross margin	—	343,741	—	—	343,741
Selling, general and administrative expenses	500	252,407	123	—	253,030
Depreciation and amortization	—	11,197	—	—	11,197
Other operating income and expense, net	—	(1,473)	(1,702)	—	(3,175)

Operating earnings (loss)	(500)	81,610	1,579	—	82,689
Interest (income) expense, net	(1,320)	9,859	836	—	9,375
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	8	253	—	261

Income before income taxes	820	92,085	490	(20,342)	73,053
Income tax provision	313	27,401	192	—	27,906

Net income	$507	$64,684	$298	$(20,342)	$45,147

Condensed Consolidating Financial Information

(in thousands)

September 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$94,043	$5,303	$—	$—	$99,346
Accounts and notes receivable, net	—	351,129	—	—	351,129
Merchandise inventories	—	418,489	—	—	418,489
Intercompany advances, net	(30,053)	30,224	(171)	—	—
Other current assets	155	29,058	—	—	29,213

Total current assets	64,145	834,203	(171)	—	898,177
Property and equipment, net	—	44,430	—	—	44,430
Goodwill, net	—	238,965	—	—	238,965
Intercompany investments	442,196	66,552	1	(508,749)	—
Other assets, net	7,224	42,666	—	—	49,890

Total assets	$513,565	$1,226,816	$(170)	$(508,749)	$1,231,462

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$391,948	$—	$—	$391,948
Accrued payroll and related liabilities	—	14,965	—	—	14,965
Other accrued liabilities	4,055	79,435	—	—	83,490

Total current liabilities	4,055	486,348	—	—	490,403
Long-term debt	204,378	819	—	—	205,197
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	35,208	—	—	35,208

Total liabilities	208,433	661,265	—	(138,890)	730,808

Shareholders’ equity
Common stock	79,807	—	1,500	(1,500)	79,807
Paid-in capital	133,099	367,356	1,003	(368,359)	133,099
Retained earnings (deficit)	92,226	207,248	(2,673)	—	296,801
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	305,132	565,551	(170)	(369,859)	500,654

Total liabilities and shareholders’ equity	$513,565	$1,226,816	$(170)	$(508,749)	$1,231,462

Condensed Consolidating Financial Information

(in thousands)

December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$53,441	$2,355	$—	$—	$55,796
Accounts and notes receivable, net	—	344,614	28	—	344,642
Merchandise inventories	—	435,673	—	—	435,673
Intercompany advances, net	80,448	(80,262)	(186)	—	—
Other current assets	83	28,282	—	—	28,365

Total current assets	133,972	730,662	(158)	—	864,476
Property and equipment, net	—	27,153	—	—	27,153
Goodwill, net	—	200,467	—	—	200,467
Intercompany investments	383,416	7,773	1	(391,190)	—
Other assets, net	10,339	29,398	—	—	39,737

Total assets	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$336,326	$—	$—	$336,326
Accrued payroll and related liabilities	—	13,962	—	—	13,962
Other accrued liabilities	6,651	73,579	13	—	80,243

Total current liabilities	6,651	423,867	13	—	430,531
Long-term debt	207,123	353	—	—	207,476
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	33,570	—	—	33,570

Total liabilities	213,774	596,680	13	(138,890)	671,577

Shareholders’ equity
Common stock	79,038	—	1,500	(1,500)	79,038
Paid-in capital	126,625	249,797	1,003	(250,800)	126,625
Retained earnings (deficit)	108,290	158,029	(2,673)	—	263,646
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	313,953	398,773	(170)	(252,300)	460,256

Total liabilities and shareholders’ equity	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$(537)	$49,219	$—	$—	$48,682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	13,824	—	—	13,824
Provision for LIFO reserve	—	5,628	—	—	5,628
Provision for losses on accounts and notes receivable	—	3,081	—	—	3,081
Deferred direct-response advertising costs	—	(3,826)	—	—	(3,826)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(485)	28	—	(457)
Merchandise inventories	—	12,442	—	—	12,442
Accounts payable	—	56,815	—	—	56,815
Net change in other current assets and liabilities	(2,668)	5,123	(13)	—	2,442
Other, net	3,437	2,187	—	—	5,624

Cash provided by operating activities	232	144,008	15	—	144,255

Investing activities
Additions to property and equipment	—	(20,906)	—	—	(20,906)
Additions to computer software	—	(2,070)	—	—	(2,070)
Increase in intercompany investments	(58,780)	(58,780)	—	117,560	—
Net cash paid for acquisitions	—	(61,515)	—	—	(61,515)
Other, net	—	22	—	—	22

Cash used for investing activities	(58,780)	(143,249)	—	117,560	(84,469)

Financing activities
Change in intercompany advances	110,501	(110,486)	(15)	—	—
Increase in intercompany investments	—	117,560	—	(117,560)	—
Cash dividends paid	(15,527)	—	—	—	(15,527)
Proceeds from exercise of stock options	4,176	—	—	—	4,176
Decrease in drafts payable	—	(4,677)	—	—	(4,677)
Other, net	—	(208)	—	—	(208)

Cash provided by (used for) financing activities	99,150	2,189	(15)	(117,560)	(16,236)

Net increase in cash and cash equivalents	40,602	2,948	—	—	43,550
Cash and cash equivalents at beginning of period	53,441	2,355	—	—	55,796

Cash and cash equivalents at end of period	$94,043	$5,303	$—	$—	$99,346

Condensed Consolidating Financial Information

(in thousands)

For the nine months ended September 30, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$507	$64,684	$298	$(20,342)	$45,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	11,197	—	—	11,197
Provision for LIFO reserve	—	3,150	—	—	3,150
Provision for losses on accounts and notes receivable	—	1,063	113	—	1,176
Noncash intercompany dividend income	—	(20,342)	—	20,342	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	10,786	14,058	—	24,844
Merchandise inventories	—	(47,435)	—	—	(47,435)
Accounts payable	—	82,294	—	—	82,294
Net change in other current assets and liabilities	(2,615)	4,971	(62)	—	2,294
Other, net	3,136	2,676	—	—	5,812

Cash provided by operating activities	1,028	113,044	14,407	—	128,479

Investing activities
Additions to property and equipment	—	(8,105)	—	—	(8,105)
Additions to computer software	—	(3,713)	—	—	(3,713)
Net cash paid for acquisition	—	(2,512)	—	—	(2,512)
Proceeds from sale of land	—	1,820	—	—	1,820
Other, net	—	215	—	—	215

Cash used for investing activities	—	(12,295)	—	—	(12,295)

Financing activities
Change in intercompany advances	93,768	(79,361)	(14,407)	—	—
Cash dividends paid	(12,976)	—	—	—	(12,976)
Proceeds from exercise of stock options	4,004	—	—	—	4,004
Decrease in drafts payable	—	(20,000)	—	—	(20,000)
Other, net	—	(1,205)	—	—	(1,205)

Cash provided by (used for) financing activities	84,796	(100,566)	(14,407)	—	(30,177)

Net increase in cash and cash equivalents	85,824	183	—	—	86,007
Cash and cash equivalents at beginning of period	14,156	2,178	1	—	16,335

Cash and cash equivalents at end of period	$99,980	$2,361	$1	$—	$102,342

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Third quarter and first nine months of 2005 compared with 2004

Overview. In the third quarter and first nine months of 2005, the company earned net income of $16.8 million and $48.7 million, increases of 10% and 8% over the comparable periods of 2004. Net income per diluted common share was $0.42 for the third quarter and $1.22 for the first nine months of 2005, up from $0.38 for the third quarter and $1.14 for the first nine months of 2004. The 10% increase in net income from the third quarter of 2004 to the third quarter of 2005 resulted from 6% revenue growth, leveraged by an increase in operating margin from 2.4% to 2.6% of revenue. The 8% increase in net income from the first nine months of 2004 to the first nine months of 2005 was primarily driven by 7% revenue growth, with additional contribution from lower financing costs.

Effect of Gulf Coast Hurricanes. O&M has facilities in New Orleans and other locations in the Gulf Coast region. Although the company’s facilities, inventory and equipment were undamaged by Hurricanes Katrina and Rita, the company experienced lost sales, higher delivery costs and other increased expenses as a result of the storms. The company has insurance that covers business interruption related to the storms. The company is currently in discussions with its insurance provider to assess the amount of the claims related to the hurricanes and believes insurance will cover a portion of the losses incurred. Operating earnings in the third quarter and first nine months of 2005 include a negative impact of approximately $1 million due to hurricane-related disruption and rising fuel costs. The company anticipates these factors will have a continuing negative impact in the fourth quarter of 2005.

Acquisitions. On January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based, direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for total consideration of approximately $58.8 million in cash. Access, which primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing, operates as a separate business within O&M. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical/surgical supply distribution business, along with higher operating earnings as a percentage of revenue.

In April 2005, Access acquired certain assets of Direct Diabetic Supplies, Inc. (Direct), a Florida-based, direct-to-consumer distributor of diabetic supplies, for $1.6 million in cash. Also in April, O&M acquired certain assets of Cyrus Medical Systems, Inc., a software company that created and markets a tissue implant tracking system which expands the technology product offerings of OMSolutionsSM, for $1.0 million in cash.

Revenue. Revenue increased 6% to $1.20 billion in the third quarter of 2005 from $1.13 billion in the third quarter of 2004. For the first nine months of 2005, revenue increased 7% over the comparable prior year period. For the third quarter of 2005, the increase resulted primarily from higher sales volume to existing customers; however, approximately one-fourth of the increase in revenue over the third quarter of 2004 resulted from the acquisitions of Access and Direct. Excluding the effect of acquisitions, revenue for the first nine months of 2005 increased by 6% over the first nine months of 2004, primarily from higher sales volume to existing customers as well as sales to new customers.

Operating earnings. As a percentage of revenue, operating earnings increased to 2.6% in the third quarter of 2005 from 2.4% in the third quarter of 2004. For the first nine months of 2005, operating earnings were consistent as a percentage of revenue with the first nine months of 2004 at 2.5%. The following table presents the components of operating earnings as a percent of revenue for the third quarter and first nine months of 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Gross margin	10.9%	10.1%	10.7%	10.2%
SG&A expense	7.9	7.4	7.9	7.5
Depreciation and amortization	0.4	0.3	0.4	0.3
Other operating income and expense, net	(0.1)	(0.1)	(0.1)	(0.1)

Operating earnings	2.6%	2.4%	2.5%	2.5%

Percentages may not foot due to rounding

Gross margin for the third quarter and first nine months of 2005 was 10.9% and 10.7% of revenue, up from 10.1% and 10.2% in the comparable periods of 2004. The increase in overall gross margin resulted primarily from the addition of Access, whose gross margins are higher than those of the company’s core distribution business. Contributions from OMSolutionsSM had a favorable effect on gross margin in both the third quarter and first nine months of 2005 as compared to the same periods of 2004. These increases were partially offset by lower contributions from alternate source purchasing and supplier incentives compared to the same periods of 2004, having a combined unfavorable effect on gross margin of 0.3% of revenue for the third quarter and 0.2% of revenue for the first nine months of 2005.

The company values inventory for its core distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.2% and 0.1% of revenue in the first nine months of 2005 and 2004, and would not have differed materially from reported amounts for the third quarters of 2005 and 2004.

SG&A expenses were 7.9% of revenue in both the third quarter and first nine months of 2005, up from 7.4% and 7.5% in the comparable periods of 2004. The increase resulted from the acquisition of Access, which experiences higher SG&A expenses as a percentage of revenue than the core distribution business. As a percentage of revenue, SG&A in the core distribution business decreased slightly from the third quarter and first nine months of 2004 to the comparable periods of 2005, primarily as a result of productivity improvements. However, the company expects to continue to incur higher costs as a result of increased fuel prices and difficulties delivering to certain customers affected by hurricane Katrina.

Depreciation and amortization expense for the third quarter and first nine months of 2005 was $5.2 million and $13.8 million, up $1.6 million and $2.6 million from the comparable periods of 2004. These increases resulted primarily from $1.5 million and $3.0 million of amortization of intangible assets in the third quarter and first nine months of 2005 due to acquisitions, partially offset by lower amortization of computer software.

Income taxes. The provision for income taxes was $11.3 million and $31.2 million in the third quarter and first nine months of 2005 compared with $9.3 million and $27.9 million in the same periods of 2004. The effective tax rate was 40.3% and 39.1% for the third quarter and first nine months of 2005, compared to 38.0% for the full year of 2004. The company expects that its effective tax rate for 2005 will be approximately 39.4%. The company’s effective tax rate in 2004 was lower than the expected 2005 rate as a result of favorable adjustments to the company’s reserve for tax liabilities for years subject to audit.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first nine months of 2005, as its cash and cash equivalents increased $43.6 million to $99.3 million at September 30, 2005. In the first nine months of 2005, the company generated $144.3 million of cash flow from operations, compared with $128.5 million in the first nine months of 2004. Operating cash flow improved due to reductions of inventory of $12.4 million in the first nine months of 2005, adjusted for the LIFO provision and acquisitions, compared with an increase of $47.4 million in the first nine months of 2004. Cash flow in the first nine months of 2004 benefited from reductions of accounts receivable of $24.8 million, net of allowances for losses. Cash flows in both periods benefited from timing of payments for inventory purchases. Accounts receivable days sales outstanding at September 30, 2005, were 26.0 days, compared with 26.5 days at December 31, 2004 and 25.8 days at September 30, 2004. Inventory turnover increased to 10.3 in the third quarter of 2005 from 9.6 in the third quarter of 2004.

Cash used for investing activities increased from $12.3 million in the first nine months of 2004 to $84.5 million in the first nine months of 2005, largely due to acquisitions, as well as an increase of $11.2 million in capital expenditures, which includes spending on construction of a new corporate headquarters.

During the third quarter of 2005, the company earned an investment grade rating on its corporate credit from Standard & Poor’s Ratings Services, which raised O&M’s corporate credit rating to BBB– from the previous BB+ rating, with an outlook of “stable”. Management expects the upgrade to enable the company to obtain more favorable financing terms in the future.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by working capital requirements, as well as changes in interest rates.

At September 30, 2005, the company had $240.7 million of unused credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $23.0 million in the first nine months of 2005, compared to $11.8 million in the first nine months of 2004, as a result of increased spending on the construction of a new corporate headquarters which is expected to continue into the first quarter of 2006.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123R has since been amended by FASB Staff Position (FSP) SFAS123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), and FSP SFAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). SFAS 123R, as amended, requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values.

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

As permitted by SFAS 123, the company currently uses the intrinsic value method as defined by APB 25 to account for share-based payments. As a result, the adoption of SFAS 123R is expected to have a material effect on the company’s results of operations, although it will not affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123R cannot be predicted with certainty. However, had the company adopted SFAS 123R in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 4 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123R in prior periods, the amount of cash flows recognized for such excess tax deductions would have been $1.6 million and $1.5 million in the first nine months of 2005 and 2004.

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

Risks

The company is subject to risks associated with changes in the healthcare industry, including competition and continued efforts to control costs, which place pressure on operating earnings, changes in the way medical and surgical services are delivered, and changes in manufacturer preferences between the sale of product directly to hospital customers and the use of wholesale distribution. The loss of one of the company’s larger customers, or the loss of a relationship with a group purchasing organization, could have a significant effect on the company’s business.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions

•	the ability of the company to implement its strategic initiatives

•	dependence on sales to certain customers

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers

•	dependence on suppliers

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product

•	changes in manufacturer preferences between direct sales and wholesale distribution

•	competition

•	changing trends in customer profiles and ordering patterns

•	the ability of the company to meet customer demand for additional value added services

•	the ability to convert customers to CostTrackSM

•	the availability of supplier incentives

•	access to special inventory buying opportunities

•	the ability of business partners to perform their contractual responsibilities

•	the ability to manage operating expenses

•	the effect of higher fuel prices on delivery costs

•	the ability of the company to manage financing costs and interest rate risk

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill

•	the ability to timely or adequately respond to technological advances in the medical supply industry

•	the ability to successfully manage and integrate acquisitions

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims

•	the outcome of outstanding tax contingencies

•	changes in government regulations, including healthcare laws and regulations

•	changes in government, including Medicare, reimbursement guidelines and private insurer reimbursement amounts

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company believes there has been no material change in its exposure to market risk from that discussed in Item 7A in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. Through September 30, 2005, there have been no material developments in any legal proceedings reported in such Annual Report.

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

Owens & Minor, Inc.
(Registrant)

Date November 4, 2005	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date November 4, 2005	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President & Chief Financial Officer

Date November 4, 2005	/s/ OLWEN B. CAPE
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