Form 10-K
period 2005-12-31
OWENS & MINOR INC/VA/
filed 2006-02-24
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-9810

OWENS & MINOR, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard, Mechanicsville, Virginia	23116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 747-9794

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
8 1/2% Senior Subordinated Notes due 2011	Not Listed

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 12(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,289,589,000 as of June 30, 2005.

The number of shares of the Company’s Common Stock outstanding as of February 20, 2006 was 39,905,881 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders on April 28, 2006, is incorporated by reference for Part III.

Form 10-K Table of Contents

“Corporate Officers,” located on page 16 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

The Company

Owens & Minor Inc. and subsidiaries (Owens & Minor, O&M or the company) is the nation’s leading distributor of national name-brand medical and surgical supplies and a healthcare supply-chain management company. The company distributes approximately 130,000 finished medical and surgical products produced by nearly 1,000 suppliers to approximately 4,000 healthcare provider customers from 42 distribution centers nationwide. The company’s primary distribution customers are acute-care hospitals and integrated healthcare networks (IHNs), which account for more than 90% of O&M’s revenue. Many of these hospital customers are represented by national healthcare networks (Networks) or group purchasing organizations (GPOs) that negotiate discounted pricing with suppliers and contract for distribution services with the company. Other customers include the federal government and alternate care providers such as clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements over periods ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products. The company, through its subsidiary Access Diabetic Supply, LLC (Access), also serves approximately 115,000 individual mail-order customers nationwide with diabetes testing supplies, primarily blood glucose monitors and test strips, along with products for certain other chronic disease categories. The direct-to-consumer distribution business is discussed in further detail on page 8.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia as a wholesale drug company, the company sold the wholesale drug division in 1992 to concentrate on medical and surgical supply distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, while also expanding its offerings in the healthcare industry to include consulting, outsourcing and logistics services beginning in 2002, and the direct-to-consumer distribution of diabetic products in early 2005.

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

The overall healthcare market has been characterized by the consolidation of healthcare providers into larger and more sophisticated entities seeking to lower total costs. Healthcare providers face a number of financial challenges, including the cost of purchasing, receiving, storing and tracking medical and surgical supplies. The competitive nature of the medical/surgical supply distribution industry mitigates distributors’ ability to influence pricing, keeping profit margins relatively modest, but distributors have opportunities to help reduce healthcare providers’ costs by offering services to streamline the supply chain through activity-based pricing, consulting and outsourcing services. These trends have driven significant consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume and develop technology platforms and decision support systems.

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

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in advanced information technology, which includes automated warehousing technology as well as OMDirectSM, an Internet-based product catalog and direct ordering system that supplements existing technologies to communicate with both customers and suppliers. O&M is also focused on using its technology and experience to provide supply-chain management consulting, outsourcing and logistics services through its OMSolutionsSM professional services unit.

Products & Services

The distribution of medical and surgical supplies to healthcare providers, including MediChoice®, O&M’s private label product line, accounts for over 95 percent of the company’s revenues.

The company also offers its customers a number of complementary services, including inventory management solutions, such as PANDAC® and SurgiTrack®; information technology solutions, such as WISDOMSM, WISDOM2 SM, WISDOM GoldSM, QSight™, and Cyrus; and medical supply-chain management consulting, materials management outsourcing and resource management through OMSolutionsSM. These services are described in more detail below:

•	OMSolutionsSM provides medical supply-chain management consulting, materials management outsourcing and resource management to enable healthcare providers to operate more efficiently and cost-effectively. For example, OMSolutionsSM provides clinician-consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutionsSM services are receiving and storeroom redesign, physical inventories and reconfiguration of periodic automatic replenishment systems.

•	PANDAC® is O&M’s operating room-focused inventory management program that helps healthcare providers reduce and control their suture and endo-mechanical inventory. Detailed analysis and ongoing reporting provides accurate, timely information customers can use to reduce their investment in these high-cost supplies.

•	SurgiTrack® is O&M’s integrated procedure management program that assembles and delivers, in procedure-based totes, supplies needed for surgical procedures. Through in-depth assessment, O&M provides customers with information they can use to standardize products, reduce inventory and streamline workflow.

•

WISDOMSM and WISDOM2 SM are O&M’s Internet-based decision support tools that connect healthcare customers, suppliers and GPOs to the company’s extensive data warehouse of purchasing and product-related information. WISDOMSM offers online reporting that supports business decision-making about product standardization, contract utilization and supplier consolidation. In addition, WISDOM2 SM provides healthcare customers access to purchasing, receipt and inventory movement data related to supplies from all medical/surgical manufacturers and suppliers in their materials management information systems. WISDOM2 SM translates disparate data across a healthcare system into actionable intelligence that the customer can apply to business decisions about product standardization, order optimization, contract utilization and other supply-chain improvement initiatives.

•	WISDOM GoldSM is O&M’s on-demand spending management solution that enables customers to gain a much deeper understanding and control over their supply procurement and contracting efforts. WISDOM GoldSM consists of three components: WISDOM2 SM; a standard product master file (“Gold” file) that includes industry standard information, including catalog numbers, names, and product codes; and an Internet-based contract management system that digitizes local and GPO contracts, maintains contract details in a central database, and synchronizes customers’ item files to their contract portfolios.

•	QSight™ is O&M’s Internet-based clinical inventory management tool that enables healthcare providers to accurately track and manage physician-specific inventories, medical/surgical inventories, and clinical assets in clinical specialty departments, such as cardiac catheterization labs, radiology and operating rooms.

•	Cyrus is a tracking system that uses barcode technology to track all types of implants in a healthcare setting, enabling customers to comply with regulatory requirements, to avoid costly expirations and to respond quickly to recalls.

Customers

The company currently provides its distribution, consulting and outsourcing services to approximately 4,000 healthcare providers, including hospitals, IHNs, the federal government and alternate care providers, contracting with them directly and through Networks and GPOs. The company also provides logistics services to manufacturers of medical and surgical products.

Networks and GPOs

Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits than may be available to individual providers. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships. However, Networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, which represents the purchasing interests of more than 2,400 healthcare organizations. Sales to Novation members represented approximately 47% of the company’s revenue in 2005. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 830 acute care hospitals and more than 2,400 sub-acute care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. Sales to Broadlane members represented approximately 13% of O&M’s revenue in 2005. In 2005, the company entered into a distribution agreement with Premier, a strategic alliance representing more than 1,500 hospitals. Premier provides resources to support healthcare services, including group purchasing activities. Sales to Premier members represented approximately 13% of O&M’s revenue in 2005.

IHNs

Integrated Healthcare Networks (IHNs) are typically networks of different types of healthcare providers that seek to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular market. IHNs have become increasingly important because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers’ shared economic interests create strong incentives for participation in distribution contracts established at the system level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M’s enhanced inventory management and other value-added services.

Individual Providers

In addition to contracting with healthcare providers at the IHN level, and through Networks and GPOs, O&M contracts directly with individual healthcare providers.

Sales and Marketing

O&M’s healthcare provider sales and marketing function is organized to support its field sales teams throughout the United States. Based from the company’s distribution centers nationwide, these local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with Networks and GPOs to meet their needs and coordinate activities with their individual member facilities. In addition, O&M has a national field organization, OMSpecialtiesSM, which is focused on assisting customers in the clinical environment, and an OMSolutionsSM team focused on supply-chain consulting and outsourcing. The company’s integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.

Pricing

Industry practice is for healthcare providers, their Networks or GPOs to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. When product pricing is not determined by contracts between the supplier and the healthcare provider, it is determined by the distribution agreement between the healthcare provider and the distributor.

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis under which a negotiated fixed percentage distribution fee is added to the product cost agreed to by the customer and the supplier. The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by the customer upon notice.

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

Pricing under O&M’s CostTrackSM activity-based pricing model differs from pricing under a traditional cost-plus model. With CostTrackSM, the pricing of services provided to customers is based on the type and level of services that they choose, as compared to a traditional cost-plus pricing model. As a result, this pricing model more accurately aligns the distribution fees charged to the customer with the costs of the individual services provided. In 2005, 38% of the company’s revenue was generated from customers using CostTrackSM pricing.

O&M also has arrangements that charge incremental fees for additional distribution and enhanced inventory management services, such as more frequent deliveries and distribution of products in small units of measure. Pricing for consulting and outsourcing services is generally determined by the level of service provided.

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers, including discounts for prompt payment and performance-based incentives. The company has well-

established relationships with virtually all major suppliers of medical and surgical supplies. The company works with its largest suppliers to create operating efficiencies in the supply chain through a number of programs which drive product standardization and consolidation for the company and its healthcare customers. By increasing the volume of purchases from the company’s most efficient suppliers, the company provides operational benefits and cost savings throughout the supply chain.

In 2005, products of Tyco Healthcare and Johnson & Johnson Health Care Systems, Inc. accounted for approximately 14% and 12% of the company’s revenue.

Information Technology

To support its strategic efforts, the company has developed information systems to manage all aspects of its operations, including warehouse and inventory management, asset management and electronic commerce. O&M believes that its investment in and use of technology in the management of its operations provides the company with a significant competitive advantage.

In 2002, O&M signed a seven-year agreement with Perot Systems Corporation to outsource its information technology operations, which include the management and operation of its mainframe computer and distributed services processing as well as application support, development and enhancement services. This agreement extended and expanded a relationship that began in 1998.

The company has focused its technology expenditures on electronic commerce, data warehousing and decision support, supply-chain management and warehousing systems, sales and marketing programs and services, as well as significant infrastructure enhancements. Owens & Minor is an industry leader in the use of electronic commerce to conduct business transactions with customers and suppliers, using OMDirectSM to supplement existing technologies.

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

Inventory

The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on suppliers, distributors and healthcare providers to manage their inventory more efficiently. O&M’s response to these ongoing challenges has been to develop inventory management capabilities based upon proven planning techniques; to utilize a highly flexible client/server warehouse management system; to standardize product whenever possible; and to collaborate with supply-chain partners on inventory productivity initiatives including vendor-managed inventory, freight optimization and lead-time reductions.

Accounts Receivable

The company’s credit practices are consistent with those of other medical and surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and does not believe that the risk of loss associated with accounts receivable poses a significant risk to its results of operations.

Competition

The acute-care, medical/surgical supply distribution industry in the United States is highly competitive and consists of three major nationwide distributors: O&M, Cardinal Health and McKesson Medical-Surgical Solutions, a subsidiary of McKesson Corporation. The industry also includes smaller national distributors of medical and surgical supplies, such as Medline, Inc., and a number of regional and local distributors.

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

The Direct-to-Consumer Distribution Business

In 2005, O&M entered the direct-to-consumer distribution business with its acquisition of Access Diabetic Supply, LLC (Access), a Florida-based direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories. Access primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. Access markets its products primarily through direct-response advertising using a variety of media. Access ships its products directly to approximately 115,000 customers’ homes throughout the United States by mail or parcel service and also manages the documentation and insurance-claims filing process for its customers, collecting most of its revenue directly from Medicare or private insurance providers and billing the customer for any remainder. As a result, pricing is almost wholly dependent upon the reimbursement rates set by Medicare and private insurers. Access is not a manufacturer, but purchases its products from a number of suppliers.

According to statistics from the Centers for Disease Control in the 2005 National Diabetes Fact Sheet, nearly 21 million people in the United States have diabetes, an increase of 14% since 2002. The mail-order distribution of diabetic testing supplies is a fast-growing market that is experiencing rapid consolidation. Access’ largest competitor in mail-order distribution is Liberty Diabetes, a unit of Polymedica Corporation. The mail-order distribution industry, as a whole, competes with retail pharmacies, which are the most common distributors of diabetic supplies.

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M’s distribution centers is licensed to distribute medical and surgical supplies as well as certain pharmaceutical and related products. The company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Occupational Safety and Health Administration, the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), state boards of pharmacy and, in certain areas, state boards of health. In addition, Access must also comply with Medicare regulations regarding billing practices. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, as well as other general employee health and safety laws and regulations.

Employees

At the end of 2005, the company had approximately 3,700 full-time and part-time teammates. O&M believes that ongoing teammate training is critical to performance, using Owens & Minor University, an in-house training program, to offer classes in leadership, management development, finance, operations and sales. Management believes that relations with teammates are good.

Available Information

The company makes its Forms 10-K, Forms 10-Q and Forms 8-K (and all amendments to these reports) available free of charge through the “SEC Filings” link on the company’s website located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the company’s website is not incorporated by reference into this Annual Report on Form 10-K.

Additionally, the company has adopted a written Code of Honor that applies to all of the company’s directors, officers and employees, including its principal executive officer and senior financial officers. This

Code of Honor (including any amendment to or waiver from a provision thereof) and the company’s Corporate Governance Guidelines are available on the company’s website at www.owens-minor.com.

Item 1A. Certain Risk Factors

Set forth below are certain risk factors that the company believes could affect its business and prospects. These risk factors are in addition to those mentioned in other parts of this report.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive. The company competes with two major national distributors, a few smaller nationwide distributors and a number of regional and local distributors. Certain of these competitors have greater financial and other resources than O&M and are vertically integrated, which may give them an advantage with respect to providing lower total delivered product cost. Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, electronic commerce capabilities and the ability to meet special requirements of customers. The company’s success is dependent on its ability to compete on the above factors and to continually bring greater value to customers at a lower cost. These competitive pressures have had and may continue to have an adverse effect on the company’s results of operations.

Dependence on Significant Customers

In 2005, the company’s top ten customers represented approximately 21% of its revenue. In addition, in 2005, 72% of the company’s revenue was from sales to member hospitals under contract with its three largest GPOs: Novation, Broadlane and Premier. The company could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of the company’s relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship or a significant individual customer relationship could have a material adverse effect on the company’s results of operations.

Dependence on Significant Suppliers

The company distributes approximately 130,000 products from nearly 1,000 suppliers and is dependent on these suppliers for the supply of products. In 2005, sales of products of the Company’s ten largest suppliers accounted for approximately 60% of revenue. The company relies on suppliers to provide agreeable purchasing and delivery terms and sales performance incentives. The company’s ability to sustain adequate gross margins has been, and will continue to be, partially dependent upon its ability to obtain favorable terms and incentives from suppliers as well as suppliers’ continuing use of third party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to hospitals rather than through third party distributors, could have an adverse effect on the company’s results of operations.

Bankruptcy, Insolvency or other Credit Failure of a Significant Customer

The company provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. The bankruptcy, insolvency or other credit failure of any customer at a time when the customer has a substantial accounts payable balance due to the company could have an adverse affect on the company’s results of operations.

Changes in the Healthcare Environment

O&M, its customers and its suppliers are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; cuts in Medicare funding; consolidation of competitors, suppliers and customers; and the development of larger, more sophisticated purchasing groups. The company expects the healthcare industry to continue to change significantly and these potential changes, such as reduction in government support of healthcare services, adverse changes in legislation or regulations and reductions in healthcare reimbursement practices, could have an adverse effect on the company’s results of operations.

Margin Initiatives

Competitive pricing pressure has been a significant factor in recent years and management expects this trend to continue. In addition, as suppliers continue to seek more restrictive agreements with distributors, the company is pursuing fewer alternate sourcing opportunities than in the past, resulting in lower product margins and reduced profitability. The company is working to counteract the effects of these trends through several margin initiatives, including OMSolutionsSM, the company’s consulting and outsourcing business unit, and MediChoice®, the company’s private label brand of select medical/surgical products. In addition, the company is continuing to offer customers a wide range of value-added services, including PANDAC®, Wisdom GoldSM, QSight™ and others, all of which yield higher margins for the company. Finally, the company continues to work with suppliers on programs to enhance gross margin. If one or more of these margin initiatives fails to produce anticipated results and meet the program objectives, the company’s results of operations could be adversely affected.

On January 31, 2005, the company acquired Access, a direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories. The gross margin associated with the direct-to-consumer distribution of diabetic supplies is substantially higher as a percent of revenue than the company’s core medical/surgical supply distribution business. The margins on these product sales could be adversely affected by laws and regulations reducing reimbursement rates applicable for these products and treatments, or changing the methodology by which reimbursement levels are determined, particularly as it relates to Medicare reimbursement policies and procedures.

Reliance on Information Systems and Technological Advancement

The company relies on information systems in its business to receive, process, analyze and manage data in distributing thousands of inventory items to customers from numerous distribution centers across the country. These systems are also relied on for billings and collections from customers, as well as the purchase of and payment for inventory from hundreds of suppliers. The company’s business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time. In addition, the success of the company’s long-term growth strategy is dependent upon its ability to continually monitor and upgrade its information systems to provide better service to customers. A third-party service provider, Perot Systems Corporation, is responsible for managing a significant portion of the company’s information systems, including key operational and financial systems. The company’s business and results of operations may be adversely affected if the third-party service provider does not perform satisfactorily.

Internal Controls

Pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report in the company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006, similar to the one delivered herein, that assesses the effectiveness of the company’s internal control over financial reporting. The company also will be required to deliver an audit report, similar to the one delivered herein, of its independent registered public accounting firm on management’s assessment of, and operating effectiveness of, internal controls. The company has undertaken substantial effort to assess, enhance and document its internal control systems, financial processes and information systems and expects to continue to do so during 2006 in preparation for the required annual evaluation process. Although the company believes it has adequate internal controls and will meet its obligations, there can be no assurance that it will be able to complete the work necessary for management to issue its report in a timely manner or that management or the company’s independent registered public accounting firm will conclude that the company’s internal controls are effective.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 2006, O&M is in the process of relocating its corporate headquarters to a newly constructed office building owned by the company, located in Hanover County, a suburb of Richmond, Virginia. The company’s previous headquarters were located in nearby Henrico County in facilities whose leases end in 2006. The company leases offices and warehouses from unaffiliated third parties for its 42 distribution centers across the United States, offices and shipping facilities for Access in southern Florida, and small offices for sales and consulting personnel across the United States. In addition, the company has a warehousing arrangement in Honolulu, Hawaii with an unaffiliated third party. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Item 3. Legal Proceedings

See Note 18 to the Consolidated Financial Statements under Item 15.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of December 31, 2005, there were approximately 11,800 common shareholders. See “Quarterly Financial Information” under Item 15 for high and low closing sales prices of the company’s common stock.

Item 6. Selected Financial Data

(in thousands, except ratios and per share data)
	2005	2004	2003	2002	2001
Summary of Operations:
Revenue	$4,822,414	$4,525,105	$4,244,067	$3,959,781	$3,814,994
Net income(1)(2)	$64,420	$60,500	$53,641	$47,267	$23,035
Per Common Share:
Net income - basic(2)	$1.63	$1.55	$1.52	$1.40	$0.69
Net income - diluted(2)	$1.61	$1.53	$1.42	$1.27	$0.68
Average number of shares outstanding - basic	39,520	39,039	35,204	33,799	33,368
Average number of shares outstanding - diluted	40,056	39,668	39,333	40,698	40,387
Cash dividends	$0.52	$0.44	$0.35	$0.31	$0.2725
Stock price at year end	$27.53	$28.17	$21.91	$16.42	$18.50
Book value at year end	$12.84	$11.65	$10.53	$7.96	$6.97
Summary of Financial Position:
Working capital	$405,684	$433,945	$385,743	$385,023	$311,778
Total assets	$1,239,850	$1,131,833	$1,045,748	$1,009,477	$953,853
Long-term debt	$204,418	$207,476	$209,499	$240,185	$203,449
Mandatorily redeemable preferred securities	$—	$—	$—	$125,150	$132,000
Shareholders’ equity	$511,998	$460,256	$410,355	$271,437	$236,243
Selected Ratios:
Gross margin as a percent of revenue	10.7%	10.2%	10.3%	10.5%	10.7%
Operating earnings as a percent of revenue, excluding goodwill amortization(1)	2.4%	2.4%	2.5%	2.6%	2.6%
Average inventory turnover	9.8	9.9	10.3	9.6	9.7
Current ratio	1.8	2.0	2.0	2.1	1.8

(1)	In 2005 and 2004, net income included software impairment charges of $3.5 million and $1.0 million, or $2.1 million and $0.6 million net of tax. In 2002, net income included a charge of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services. In 2001, net income included a loss on early retirement of debt of $11.8 million, or $7.1 million net of tax, an impairment loss of $1.1 million on an investment in marketable equity securities and a provision for disallowed income tax deductions of $7.2 million.
(2)	Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. As a result, goodwill is no longer amortized. Excluding goodwill amortization and related tax benefits, net income, net income per basic common share, and net income per diluted common share were $28.4 million, $0.85 and $0.81 in 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 Financial Results

Overview. In 2005, O&M earned net income of $64.4 million, or $1.61 per diluted common share, compared with $60.5 million, or $1.53 per diluted common share in 2004, and $53.6 million, or $1.42 per diluted common share in 2003. The 6% increase in net income from 2004 to 2005 resulted from a 7% increase in operating earnings, enhanced by reduced financing costs, partially offset by a higher effective tax rate. The 13% increase in net income from 2003 to 2004 resulted from a 4% increase in operating earnings, enhanced by significantly lower financing costs and a lower effective tax rate. The increase in operating earnings for both years was driven by revenue growth and success in controlling operating expenses, partially offset by lower contributions from alternate source purchasing and supplier incentives, as well as software impairment charges in 2005 and 2004. Financing costs decreased from 2003 to 2004 as a result of the repurchase and conversion of mandatorily redeemable preferred securities in 2003, as well as decreases in other financing due to strong operating cash flow. Financing costs decreased further from 2004 to 2005 as a result of increased cash generated by operations.

Acquisitions. On January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based, direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for total consideration, including transaction costs, of approximately $58.8 million in cash. Access primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical/surgical supply distribution business, along with higher operating earnings as a percentage of revenue. In April 2005, Access acquired certain assets of Direct Diabetic Supplies, Inc., a Florida-based, direct-to-consumer distributor of diabetic supplies, for $1.6 million in cash, and in October 2005, Access acquired certain operating assets of iCare Medical Supply, Inc., a Florida-based, direct-to-consumer distributor of diabetic supplies for $6.3 million in cash. The assets acquired consist primarily of customer relationships, other intangible assets and inventory.

Also in 2005, O&M acquired certain assets of Cyrus Medical Systems, Inc. and Perigon, LLC, two small software companies, to broaden the technology portfolio of OMSolutionsSM, for a total of $4.9 million in cash.

In 2004, the company acquired the assets of 5nQ, Inc. (5nQ) and HealthCare Logistics Services (HLS), two small companies that added strength to its OMSolutionsSM consulting and outsourcing services. The company has paid a total of $3.8 million through 2005 for these acquisitions, and will make additional payments for 5nQ through March 2007 based on the subscription revenue of 5nQ’s QSight™ software service. The company will also make $0.8 million in additional payments through 2009 for HLS.

Results of Operations

The following table presents highlights from the company’s consolidated statements of income on a percentage of revenue basis:

Year ended December 31,	2005	2004	2003
Gross margin	10.7%	10.2%	10.3%
Selling, general and administrative expenses	7.9	7.5	7.5
Operating earnings	2.4	2.4	2.5
Net income	1.3	1.3	1.3

Revenue. Revenue increased 7% to $4.82 billion for 2005, from $4.53 billion in 2004. This increase resulted both from higher sales volume to existing customers as well as sales to new customers. Direct-to-consumer sales through Access accounted for approximately one-fifth of the increase in revenue. Revenue increased 7% to $4.53 billion for 2004, from $4.24 billion in 2003. This increase resulted both from increased sales to existing customers and from new core distribution business. Approximately one-third of the increase resulted from increased sales to HealthTrust Purchasing Group, with whom the company entered into a five-year master distribution agreement in the fourth quarter of 2003.

Operating earnings. As a percentage of revenue, operating earnings remained constant from 2004 to 2005 at 2.4%. Operating earnings benefited from entering the direct-to-consumer distribution business. However, these benefits were offset by lower contributions from alternate source purchasing and supplier incentives, as well as a $3.5 million software impairment charge in connection with the company’s evaluation of its technology modernization alternatives. O&M has facilities in New Orleans and other locations in the Gulf Coast region. Although the company’s facilities, inventory and equipment were undamaged by Hurricanes Katrina and Rita, the company experienced lost sales, higher delivery costs and other increased expenses as a result of the storms. The company has insurance that covers business interruption related to the storms. The company is currently in discussions with its insurance provider to assess the amount of the claims related to the hurricanes and believes insurance will cover a portion of the losses incurred. Operating earnings for 2005 include a negative impact of approximately $2.0 million due to hurricane-related disruption.

As a percentage of revenue, operating earnings decreased from 2.5% in 2003 to 2.4% in 2004. The decrease was driven by lower contributions from alternate source purchasing and supplier incentives, increased investments in strategic initiatives, such as OMSolutionsSM and Owens & Minor University, and a $1.0 million software impairment charge.

Gross margin as a percentage of revenue for 2005 increased to 10.7% from 10.2% in 2004. The increase in overall gross margin resulted from direct-to-consumer sales of diabetes monitoring supplies and similar products. These increases were partially offset by lower contributions from alternate source purchasing and supplier incentives compared to 2004, having a combined unfavorable effect on gross margin of 0.2% of revenue. Gross margin in 2004 decreased to 10.2% from 10.3% in 2003. Reduced alternate sourcing of products increased cost of revenue by approximately 0.2% of revenue from 2003 to 2004, while increases in performance-based supplier incentives from 2003 to 2004 affected cost of revenue favorably by approximately 0.1% of revenue. The company values inventory for its core distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.1% of revenue in 2005, 2004 and 2003.

Competitive pricing pressure has been a significant factor in recent years, and management expects this trend to continue. In addition, as suppliers continue to seek more restrictive agreements with distributors, the company is pursuing fewer alternate sourcing opportunities than in the past. The company is working to counteract the effects of these trends by continuing to offer customers a wide range of value-added services, such as OMSolutionsSM, PANDAC® and other programs, as well as expanding the MediChoice® private label product line. The company also continues to work with suppliers on programs to enhance gross margin.

SG&A expenses were 7.9% of revenue in 2005, up from 7.5% of revenue in 2004 and 2003. The increase resulted from the addition of the direct-to-consumer business, which experiences higher SG&A expenses as a percentage of revenue than the core distribution business. As a percentage of revenue, SG&A in the core distribution business decreased slightly from 2004 to 2005, primarily as a result of productivity improvements. Comparing 2004 to 2003, continued investment in strategic initiatives that the company launched in late 2002, including OMSolutionsSM and Owens & Minor University, was offset by reductions in insurance, selling and occupancy expenses as a percent of revenue.

Depreciation and amortization expense increased from $14.9 million in 2004 to $19.3 million in 2005. This increase was driven by $4.4 million of additional amortization of intangible assets due to acquisitions, as well as $0.9 million of amortization of direct-response advertising costs, partially offset by decreased depreciation and amortization of computer hardware and software. Depreciation and amortization expense decreased from $15.7 million in 2003 to $14.9 million in 2004, resulting from the company’s migration of some of its information technology applications from its own hardware to equipment provided under an outsourcing arrangement, as well as other computer hardware and software becoming fully depreciated or amortized.

Other operating income and expense, net, was $1.1 million, $2.7 million and $4.8 million of income in 2005, 2004 and 2003, including finance charge income of $4.2 million, $4.2 million and $5.2 million. Other operating income and expense, net, in 2005 and 2004 was affected by software impairment charges of $3.5 million and $1.0 million.

Financing costs. The following table presents a summary of the company’s financing costs for 2005, 2004 and 2003:

(in millions)

Year ended December 31,	2005	2004	2003(1)
Interest expense, net	$11.9	$12.3	$14.2
Discount on accounts receivable securitization	—	0.3	0.8
Distributions on mandatorily redeemable preferred securities	—	—	2.9

Net financing costs	$11.9	$12.6	$17.9

(1)	Distributions on mandatorily redeemable preferred securities of $1.0 million in 2003 are included in interest expense, net, in accordance with the requirements of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

The decreases in financing costs from 2003 through 2005 resulted primarily from reductions in outstanding financing, most significantly the repurchase of $27.6 million and conversion of $104.4 million of mandatorily redeemable preferred securities from late 2002 to the third quarter of 2003. Financing costs in 2004 and 2005 were also favorably affected by interest income from increased cash and cash equivalents resulting from strong operating cash flow.

The company expects to continue to manage its financing costs by managing working capital levels and the use of interest rate swaps. Future financing costs will be affected primarily by changes in short-term interest rates, working capital requirements, and potential refinancing of company debt.

Income taxes. The provision for income taxes was $41.2 million in 2005, compared with $37.1 million in 2004 and $34.2 million in 2003. The company’s effective tax rate was 39.0% in 2005, compared with 38.0% in 2004 and 38.9% in 2003. The effective rate in 2004 was lower than 2003 and 2005 due to favorable adjustments to the company’s reserve for tax liabilities for years subject to audit.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in 2005 as its cash and cash equivalents increased by $16.1 million to $71.9 million at December 31, 2005. In 2005, the company generated $135.4 million of cash flow from operations, compared with $58.7 million in 2004 and $94.9 million in 2003. Operating cash flows in 2004 and 2003 were affected by increases in inventory to support revenue growth and improve service levels. Cash flows in both 2005 and 2003 were positively affected by timing of payments for inventory purchases. Accounts receivable days sales outstanding at December 31, 2005 were 26.3 days, compared with 26.5 and 27.8 days at December 31, 2004 and 2003. Inventory turnover was 9.8, 9.9 and 10.3 times in 2005, 2004 and 2003.

Cash used for investing activities increased from $17.1 million in 2003 to $19.4 million in 2004 and $105.4 million in 2005. The increases from year to year were largely due to acquisitions, as the company invested $3.3 million in 2004 and $71.6 million in 2005 on acquisitions of businesses and intangible assets. Investing cash flows in 2005 also included an increase over 2004 of $15.6 million in capital expenditures, which includes spending on construction of a new corporate headquarters. Capital expenditures are described in further detail below.

In May 2004, the company amended its revolving credit facility, extending its expiration to May 2009. The credit limit of the amended facility is $250 million and the interest rate is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the facility, the company is charged a commitment fee of between 0.15% and 0.35% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2005, the company was in compliance with these covenants.

In November 2002, the company announced a repurchase plan representing a combination of its common stock and its $2.6875 Term Convertible Securities, Series A issued by the company’s wholly owned subsidiary Owens & Minor Trust I (Securities). Under this plan, up to $50 million of Securities and common stock, with a maximum of $35 million in common stock, could be purchased by the company. The shares of common stock and Securities could be acquired from time to time at management’s discretion through December 31, 2003 in the open market, in block trades, in private transactions or otherwise. In December 2002, the company repurchased 137,000 Securities for $6.6 million. In the first quarter of 2003, the company repurchased an additional 415,449 Securities for $20.4 million and 661,500 shares of common stock for $10.9 million. The repurchase of Securities resulted in a gain of $84 thousand in 2002 and a loss of $157 thousand in 2003, recorded in other income and expense.

In the third quarter of 2003, the company initiated and completed the redemption of its outstanding Securities, resulting in the conversion of $104.4 million of Securities into 5.1 million shares of common stock. The remaining Securities, representing a liquidation value of $27 thousand, were redeemed by the company.

During the third quarter of 2005, the company earned an investment grade rating on its corporate credit from Standard & Poor’s Ratings Services, which raised O&M’s corporate credit rating to BBB– from the previous BB+ rating, with an outlook of “stable”. Management expects that this upgrade will enable the company to obtain more favorable financing terms in the future.

The company’s $200 million 8 1/2% Senior Subordinated Notes are redeemable beginning July 15, 2006, at a price of 104.25% of par value. The company continues to evaluate alternatives regarding its strategy for these instruments.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2005, O&M had $237.8 million of unused credit under its revolving credit facility, as $12.2 million of available financing was reserved for certain letters of credit.

The following is a summary of the company’s significant contractual obligations as of December 31, 2005:

(in millions) Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including interest payments(1)	$302.0	$17.0	$34.0	$34.0	$217.0
Purchase obligations(2)	107.1	30.1	59.7	17.3	—
Operating leases(2)	86.8	27.6	37.3	18.3	3.6
Capital lease obligations(1)	1.3	0.4	0.6	0.3	—
Other long-term liabilities(3)	33.6	4.2	5.8	3.4	20.2

Total contractual obligations	$530.8	$79.3	$137.4	$73.3	$240.8

(1)	See Note 8 to the Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate.
(2)	See Note 17 to the Consolidated Financial Statements.
(3)	Other long-term liabilities include obligations for retirement plans. Expected timing of payments is based on actuarial assumptions and actual timing of payments could vary significantly from amounts projected. See Note 13 to the Consolidated Financial Statements.

Capital Expenditures. Capital expenditures were $33.8 million in 2005, compared to $18.2 million in 2004 and $17.7 million in 2003. The increase in expenditures from 2004 to 2005 resulted from increased spending on the construction of a new corporate headquarters which will be completed in the first quarter of 2006.

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

Critical accounting policies are defined as those policies that relate to estimates that require a company to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the company’s results due to changes in the estimate or the use of different estimates that could reasonably have been used. Management believes its critical accounting policies and estimates include its allowances for losses on accounts and notes receivable, inventory valuation, accounting for goodwill, capitalization of direct-response advertising costs and self-insurance liabilities.

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables and changes in customer payment patterns. At December 31, 2005, the company had accounts and notes receivable of $353.1 million, net of allowances of $13.3 million. An unexpected bankruptcy or other adverse change in financial condition of a customer could result in increases in these allowances, which could have a material effect on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2005, the company had inventory of $439.9 million, net of an allowance of $2.3 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin, and net income. The company actively manages its inventory levels to minimize the risk of loss and has consistently achieved a high level of inventory turnover.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $242.6 million at December 31, 2005.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as different discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or on a different organization structure, could produce materially different results.

Direct-response advertising costs. Beginning with the acquisition of Access on January 31, 2005, the company defers those costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company currently amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising. At December 31, 2005, deferred direct-response advertising costs of $3.7 million, net of accumulated amortization of $0.9 million, were included in other assets, net on the consolidated balance sheet.

The ability to capitalize direct-response advertising costs depends on the continued success of campaigns to generate future net revenues. The company estimates the future net revenues expected to result from sales to customers obtained through its advertising based on its past experience with similar campaigns. An adverse change in the ability of the company’s direct-response advertising campaigns to generate future net revenues could result in an impairment of previously capitalized costs and cause future costs to be expensed as incurred.

Self-insurance liabilities. The company is self-insured for most employee healthcare, workers’ compensation and automobile liability costs. The company estimates its liabilities for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors provided by outside actuaries. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then the company may be required to record additional expense or reductions to expense that could be material to the company’s financial condition and results of operations. Self-insurance liabilities recorded in the company’s consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $8.6 million at December 31, 2005.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123R has since been amended by FASB Staff Position (FSP) SFAS 123R-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP SFAS 123R-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), and FSP SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. SFAS 123R, as amended, requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values.

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

As permitted by SFAS 123, the company currently uses the intrinsic value method as defined by APB 25 to account for share-based payments. As a result, the adoption of SFAS 123R is expected to have a material effect on the company’s results of operations, although it will not affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123R cannot be predicted with certainty. However, had the company adopted SFAS 123R in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 1 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company cannot estimate what those amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123R in prior periods, the amount of cash flows recognized for such excess tax deductions would have been $1.9 million, $2.1 million and $1.2 million for 2005, 2004 and 2003.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. The provisions of SFAS 154 require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The company will be required to adopt the provisions of this standard beginning on January 1, 2006.

Forward-Looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions

•	the ability of the company to implement its strategic initiatives

•	dependence on sales to certain customers

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers

•	dependence on suppliers

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product

•	changes in manufacturer preferences between direct sales and wholesale distribution

•	competition

•	changing trends in customer profiles and ordering patterns

•	the ability of the company to meet customer demand for additional value-added services

•	the availability of supplier incentives

•	access to special inventory buying opportunities

•	the ability of business partners to perform their contractual responsibilities

•	the ability to manage operating expenses

•	the ability of the company to manage financing costs and interest rate risk

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill

•	the ability to timely or adequately respond to technological advances in the medical supply industry

•	the ability to successfully identify, manage or integrate acquisitions

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims

•	the outcome of outstanding tax contingencies

•	changes in government regulations, including healthcare laws and regulations

•	changes in government, including Medicare, reimbursement guidelines and private insurer reimbursement practices

As a result of these and other factors, no assurance can be given as to the company’s future results. The company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future results or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

The company has $200 million of outstanding fixed-rate debt maturing in 2011. O&M uses interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M believes its exposure is not significant and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and revolving credit facility. As of December 31, 2005, O&M had $100 million of interest rate swaps on which the company pays a variable rate based on LIBOR and receives a fixed rate. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding borrowings under its revolving credit facility at December 31, 2005. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

In conducting our evaluation of the effectiveness of internal control over financial reporting, we did not include the internal controls of Access Diabetic Supply, LLC, which the company acquired on January 31, 2005. Access Diabetic Supply, LLC was not material to the company’s consolidated financial position or results of operations at December 31, 2005.

Craig R. Smith
President & Chief Executive Officer

Jeffrey Kaczka
Senior Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Owens & Minor, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting their evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls over financial reporting of Access Diabetic Supply, LLC (Access), which the Company acquired on January 31, 2005. The acquired entity constituted approximately 7.2% of the total consolidated assets of the Company as of December 31, 2005 and 1.2% of total consolidated revenues of the Company for the year then ended. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Access.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia February 24, 2006

Part III

Items 10-14.

Information required by Items 10-14 can be found under “Corporate Officers” on page 16 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2006 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because the company’s common stock is listed on the New York Stock Exchange (“NYSE”), the company’s chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. The company’s chief executive officer made his annual certification to that effect to the NYSE as of May 19, 2005. In addition, the company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of the company’s public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 56.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2005	2004	2003
Revenue	$4,822,414	$4,525,105	$4,244,067
Cost of revenue	4,306,302	4,061,806	3,807,665

Gross margin	516,112	463,299	436,402
Selling, general and administrative expenses	380,506	340,985	319,795
Depreciation and amortization	19,252	14,884	15,718
Other operating income and expense, net	(1,078)	(2,699)	(4,822)

Operating earnings	117,432	110,129	105,711
Interest expense, net	11,858	12,258	14,168
Discount on accounts receivable securitization	—	261	757
Distributions on mandatorily redeemable preferred securities	—	—	2,898
Other income and expense, net	—	—	89

Income before income taxes	105,574	97,610	87,799
Income tax provision	41,154	37,110	34,158

Net income	$64,420	$60,500	$53,641

Net income per common share - basic	$1.63	$1.55	$1.52
Net income per common share - diluted	$1.61	$1.53	$1.42
Cash dividends per common share	$0.52	$0.44	$0.35

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2005	2004
Assets
Current assets
Cash and cash equivalents	$71,897	$55,796
Accounts and notes receivable, net	353,102	344,642
Merchandise inventories	439,887	435,673
Other current assets	29,666	28,365

Total current assets	894,552	864,476
Property and equipment, net	51,942	27,153
Goodwill, net	242,620	200,467
Intangible assets, net	18,383	1,690
Deferred income taxes	170	—
Other assets, net	32,183	38,047

Total assets	$1,239,850	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$387,833	$336,326
Accrued payroll and related liabilities	12,701	13,962
Deferred income taxes	30,441	33,581
Other accrued liabilities	57,893	46,662

Total current liabilities	488,868	430,531
Long-term debt	204,418	207,476
Deferred income taxes	—	451
Other liabilities	34,566	33,119

Total liabilities	727,852	671,577

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 39,890 shares and 39,519 shares	79,781	79,038
Paid-in capital	133,653	126,625
Retained earnings	307,353	263,646
Accumulated other comprehensive loss	(8,789)	(9,053)

Total shareholders’ equity	511,998	460,256

Commitments and contingencies

Total liabilities and shareholders’ equity	$1,239,850	$1,131,833

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2005	2004	2003
Operating activities
Net income	$64,420	$60,500	$53,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,252	14,884	15,718
Deferred income taxes	(3,930)	9,047	10,216
Provision for LIFO reserve	6,574	3,840	3,306
Provision for losses on accounts and notes receivable	6,960	1,155	2,778
Deferred direct-response advertising costs	(4,594)	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,316)	7,656	(1,353)
Merchandise inventories	(9,896)	(55,247)	(35,737)
Accounts payable	45,200	8,076	52,626
Net change in other current assets and current liabilities	7,641	1,046	(14,976)
Other assets	1,229	1,478	6,036
Other liabilities	2,037	1,906	(394)
Other, net	6,797	4,313	3,043

Cash provided by operating activities	135,374	58,654	94,904

Investing activities
Additions to property and equipment	(30,166)	(13,253)	(6,597)
Additions to computer software	(3,641)	(4,941)	(11,054)
Acquisitions of intangible assets	(6,201)	—	—
Net cash paid for acquisitions of businesses	(65,448)	(3,288)	—
Proceeds from sale of land	—	1,820	—
Other, net	65	312	520

Cash used for investing activities	(105,391)	(19,350)	(17,131)

Financing activities
Repurchase of mandatorily redeemable preferred securities	—	—	(20,439)
Repurchase of common stock	—	—	(10,884)
Net payments on revolving credit facility	—	—	(27,900)
Cash dividends paid	(20,713)	(17,322)	(12,727)
Proceeds from exercise of stock options	4,315	5,263	4,672
Increase in drafts payable	2,823	13,500	2,500
Other, net	(307)	(1,284)	(21)

Cash provided by (used for) financing activities	(13,882)	157	(64,799)

Net increase in cash and cash equivalents	16,101	39,461	12,974
Cash and cash equivalents at beginning of year	55,796	16,335	3,361

Cash and cash equivalents at end of year	$71,897	$55,796	$16,335

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2002	34,113	$68,226	$30,134	$179,554	$(6,477)	$271,437
Net income				53,641		53,641
Other comprehensive loss:
Unrealized loss on investment, net of $15 tax benefit					(23)	(23)
Reclassification of unrealized gain to net income, net of $27 tax benefit					(41)	(41)
Minimum pension liability adjustment, net of $239 tax benefit					(373)	(373)

Comprehensive income						53,204

Conversion of mandatorily redeemable preferred securities	5,059	10,118	92,279			102,397
Repurchase of common stock	(662)	(1,324)	(9,560)			(10,884)
Issuance of restricted stock, net of forfeitures	73	146	(146)			—
Amortization of unearned compensation			1,105			1,105
Cash dividends				(12,727)		(12,727)
Exercise of stock options, including tax benefits of $1,734	425	850	5,556			6,406
Other	(29)	(58)	(525)			(583)

Balance December 31, 2003	38,979	77,958	118,843	220,468	(6,914)	410,355
Net income				60,500		60,500
Other comprehensive loss:
Minimum pension liability adjustment, net of $1,368 tax benefit					(2,139)	(2,139)

Comprehensive income						58,361

Issuance of restricted stock, net of forfeitures	83	166	(166)			—
Amortization of unearned compensation			1,312			1,312
Cash dividends				(17,322)		(17,322)
Exercise of stock options, including tax benefits of $3,094	490	980	7,377			8,357
Other	(33)	(66)	(741)			(807)

Balance December 31, 2004	39,519	79,038	126,625	263,646	(9,053)	460,256
Net income				64,420		64,420
Other comprehensive income:
Minimum pension liability adjustment, net of $169 tax expense					264	264

Comprehensive income						64,684

Issuance of restricted stock, net of forfeitures	87	174	(174)			—
Amortization of unearned compensation			2,189			2,189
Cash dividends				(20,713)		(20,713)
Exercise of stock options, including tax benefits of $2,554	329	658	6,211			6,869
Other	(45)	(89)	(1,198)			(1,287)

Balance December 31, 2005	39,890	$79,781	$133,653	$307,353	$(8,789)	$511,998

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation. Owens & Minor, Inc. is the leading distributor of national name-brand medical and surgical supplies in the United States. In addition, the company began direct-to-consumer distribution of diabetic supplies and products for certain other chronic disease categories with the acquisition of Access Diabetic Supply, LLC (Access) in January 2005. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make assumptions and estimates that affect amounts reported. Estimates are used for, but not limited to, the accounting for the allowances for losses on accounts and notes receivable, inventory valuation allowances, depreciation and amortization, goodwill valuation, valuation of intangible assets, direct-response advertising costs, self-insurance reserves, tax liabilities, and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts and Notes Receivable. Accounts receivable from healthcare provider customers are recorded at the invoiced amount and do not bear interest. The company assesses finance charges on overdue accounts receivable that are recognized in income based on their estimated ultimate collectibility. Accounts receivable for direct-to-consumer sales are recorded at the estimated contractually allowable amount based on rates provided by Medicare and other third-party payers. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible and for product returns. The allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $13.3 million and $6.8 million have been applied as reductions of accounts receivable at December 31, 2005 and 2004.

Merchandise Inventories. The company’s merchandise inventories are stated at the lower of cost or market. Inventories are generally valued on a last-in, first-out (LIFO) basis.

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

Leases. The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. Leases are classified as operating leases or capital leases based on the provisions of Statement of Financial Accounting Standards No. (SFAS) 13, Accounting for Leases.

Notes to Consolidated Financial Statements—(Continued)

Capital leases and leasehold improvements are amoritized over the shorter of the term of the lease or the estimated useful life of the asset. Rent expense for leases with rent holidays or pre-determined rent increases is recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment.

Direct-response Advertising Costs. Beginning with the acquisition of Access on January 31, 2005, the company defers those costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company currently amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising.

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net in the consolidated balance sheets. Unamortized software at December 31, 2005 and 2004 was $14.1 million and $19.9 million. Depreciation and amortization expense includes $7.0 million, $7.9 million and $8.2 million of software amortization for the years ended December 31, 2005, 2004 and 2003. In 2005 and 2004, the company determined that certain components of a software upgrade project would not be utilized as previously anticipated and had no resale value and, as a result, impairment charges of $3.5 million and $1.0 million were recorded in other operating income and expense, net.

Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at cost, net of accumulated amortization. Intangible assets, consisting of customer relationships, non-competition agreements, and trademarks are amortized over their estimated useful lives. Customer relationships are generally amortized on an accelerated basis over four years. Other intangibles are amortized on a straight-line basis, generally for periods between 3 and 15 years.

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

Notes to Consolidated Financial Statements—(Continued)

Under most of the company’s healthcare provider distribution contracts, title passes to the customer when the product is received by the customer. The company records product revenue at the time that shipment is completed. Distribution fee revenue, when calculated as a mark-up of the product cost, is also recognized at the time that shipment is completed. Revenue for activity-based distribution fees and other services is recognized once service has been rendered. In the direct-to-consumer distribution business, revenue is recognized when products ordered by customers are shipped.

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

(in thousands, except per share data)

Year Ended December 31,	2005	2004	2003
Net income	$64,420	$60,500	$53,641
Add: Stock-based employee compensation expense included in reported net income, net of tax	1,334	800	674
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,922)	(1,998)	(1,787)

Pro forma net income	$62,832	$59,302	$52,528

Per common share - basic:
Net income, as reported	$1.63	$1.55	$1.52
Pro forma net income	$1.59	$1.52	$1.49
Per common share - diluted:
Net income, as reported	$1.61	$1.53	$1.42
Pro forma net income	$1.57	$1.49	$1.39

The weighted average fair value of options granted in 2005, 2004, and 2003 was $6.80, $6.98, and $4.80, per option. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: dividend yield of 2.0%-2.3% in 2005, 1.6%-1.7% in 2004, and 1.7%-2.6% in 2003; expected volatility of 25.7%-30.1% in 2005, 32.8%-35.8% in 2004, and 34.4%-36.9% in 2003; risk-free interest rate of 3.6%-4.4% in 2005, 3.4%-3.5% in 2004, and 2.5%-2.9% in 2003; and expected lives of 4 years in 2005, 2004, and 2003. Other disclosures required by SFAS 123 are included in Note 12.

Notes to Consolidated Financial Statements—(Continued)

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

Operating Segments. The company periodically reviews its business for compliance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Recently Adopted Accounting Pronouncements. In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The provisions of FIN 47 require that an entity recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of this Interpretation effective December 31, 2005, did not affect the company’s financial condition or results of operations.

Note 2—Acquisitions of Businesses and Intangible Assets

Effective January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based, direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories. Access primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. The company paid total consideration, including transaction costs, of approximately $58.8 million in cash. The allocation of the purchase price resulted in approximately $6.4 million of net tangible assets; $38.1 million of goodwill, all of which is deductible for tax purposes; and $14.3 million of intangible assets having a weighted-average amortization period of 4.8 years, including $10.2 million of customer relationships. Access and subsequent acquisitions of assets of Direct Diabetic Supplies, Inc. and iCare Medical Supply, Inc., discussed below, contributed $59.2 million of revenue and $5.9 million of operating earnings to the company in 2005.

Effective April 4, 2005, Access acquired certain assets of Direct Diabetic Supplies, Inc., a Florida-based, direct-to-consumer distributor of diabetic supplies for $1.6 million in cash. The allocation of the purchase price included $0.8 million of goodwill and $0.8 million of intangible assets, consisting primarily of customer relationships.

Effective October 27, 2005, Access acquired certain operating assets of iCare Medical Supply, Inc., a Florida-based, direct-to-consumer distributor of diabetic supplies for $6.3 million in cash. The assets acquired included $6.2 million of intangible assets, primarily customer relationships, as well as $0.1 million of tangible assets.

In 2005, the company also acquired certain assets of two companies: Cyrus Medical Systems, Inc., a software company that created a tissue implant tracking system; and Perigon, LLC, a healthcare supply-chain

Notes to Consolidated Financial Statements—(Continued)

solutions company that enables customers to improve operational efficiency and lower procurement costs. Both of these acquisitions will expand the technology service offerings of OMSolutionsSM. The total cost of these acquisitions was $4.9 million in cash, including transaction costs. Preliminary allocations of the purchase prices included $1.7 million of computer software, $3.1 million of goodwill and $0.1 million of intangible assets.

In 2004, the company acquired certain assets of two companies: 5nQ, Inc. (5nQ), a clinical inventory management solutions company, and HealthCare Logistics Services (HLS), a California-based, healthcare consulting firm. The company paid a total of $3.3 million at the date of purchase for these companies. In addition, the company also makes additional payments to the previous owners of 5nQ, who are now employed by Owens & Minor, based on the amount of QSight™ subscription revenues through March 2007. The company also makes installment payments to the previous owners of HLS, who are now employed by Owens &Minor, for a total of $1.0 million through 2009. As of December 31, 2005, the company has paid a total of $0.5 million in additional payments for 5nQ and HLS. The allocation of the purchase prices included $1.5 million of computer software, $2.6 million of goodwill and $0.3 million of intangible assets.

The operating results of each of these companies have been included in the company’s consolidated financial statements since the dates of acquisition. Had the acquisitions that took place in 2005 occurred at January 1, 2004, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the years ended December 31, 2005 or 2004. Had the acquisitions that took place in 2004 occurred at January 1, 2003, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the years ended December 31, 2004 or 2003.

Note 3—Merchandise Inventories

The company’s merchandise inventories are generally valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $53.7 million and $47.1 million as of December 31, 2005 and 2004.

Note 4—Property and Equipment

The company’s investment in property and equipment consists of the following:

(in thousands)

December 31,	2005	2004
Computer equipment	$33,665	$31,620
Warehouse equipment	29,728	27,390
Office equipment and other	16,489	13,893
Leasehold improvements	12,615	11,582
Land and improvements	3,520	3,520
Construction in progress	26,406	7,080

	122,423	95,085
Accumulated depreciation and amortization	(70,481)	(67,932)

Property and equipment, net	$51,942	$27,153

Depreciation and amortization expense for property and equipment in 2005, 2004 and 2003 was $6.9 million, $6.8 million and $7.5 million.

Notes to Consolidated Financial Statements—(Continued)

Note 5—Direct-Response Advertising Costs

Beginning with the acquisition of Access on January 31, 2005, the company defers those costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. For the year ended December 31, 2005, the company deferred $4.6 million of direct-response advertising costs and recorded amortization of $0.9 million. At December 31, 2005, deferred direct-response advertising costs of $3.7 million, net of accumulated amortization of $0.9 million, were included in other assets, net, on the consolidated balance sheet.

Note 6—Goodwill and Intangible Assets

The following table presents the activity in goodwill for the year ended December 31, 2005:

(in thousands)
Balance, December 31, 2003	$198,063
Additions due to acquisitions	2,404

Balance, December 31, 2004	200,467
Additions due to acquisitions	42,153

Balance, December 31, 2005	$242,620

Intangible assets at December 31, 2005 and December 31, 2004 are as follows:

(in thousands)
		December 31, 2005		December 31, 2004
	Weighted –average useful life	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	4 years	$17,334	$4,109	$275	$148
Other intangibles	6 years	4,421	612	65	9

		21,755	4,721	340	157
Unamortized intangible pension asset		1,349	—	1,507	—

Total		$23,104	$4,721	$1,847	$157

Amortization expense for intangible assets was $4.6 million and $0.2 million for the years ended December 31, 2005 and 2004. There was no amortization expense for intangible assets in 2003.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: 2006 - $6.2 million; 2007 - $4.5 million; 2008 - $3.7 million; 2009 - $1.5 million; 2010 - $0.4 million.

Note 7—Accounts Payable

Accounts payable balances were $387.8 million and $336.3 million as of December 31, 2005 and 2004, of which $328.3 million and $280.3 million were trade accounts payable and $59.5 million and $56.0 million, were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Notes to Consolidated Financial Statements—(Continued)

Note 8—Debt

The company’s debt consists of the following:

(in thousands)

December 31,	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
8.5% Senior Subordinated Notes, $200 million par value, mature July 2011	$203,556	$209,250	$207,123	$218,000
Capital leases	1,273	1,273	542	542
Other	999	999	—	—

Total debt	205,828	211,522	207,665	218,542
Less current maturities	(1,410)	(1,410)	(189)	(189)

Long-term debt	$204,418	$210,112	$207,476	$218,353

In July 2001, the company issued $200.0 million of 8.5% Senior Subordinated 10-year notes (Notes) which mature on July 15, 2011. Interest on the Notes is payable semi-annually on January 15 and July 15. The Notes are redeemable on or after July 15, 2006, at 104.25% of par at the company’s option, subject to certain restrictions. The call rate declines to 102.83% at July 15, 2007, 101.42% at July 15, 2008, and 100% of par on or after July 15, 2009. The Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company. Under these guarantees, the guarantor subsidiaries would be required to pay up to the full balance of the debt in the event of default of Owens & Minor, Inc.

In May 2004, the company amended its revolving credit facility, extending its expiration to May 2009. The credit limit of the amended facility is $250.0 million, and the interest rate is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. The company is charged a commitment fee of between 0.15% and 0.35% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

Cash payments for interest during 2005, 2004 and 2003 were $13.9 million, $12.3 million and $13.5 million. In 2005, 2004 and 2003, $1.3 million, $0.4 million and $0.2 million of interest cost was capitalized relating to long-term capital projects, including design and construction of a new corporate headquarters and development of information systems infrastructure.

The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. As of December 31, 2005, the company had no long-term debt, other than capital leases, due within the next five years. Future minimum capital lease payments, net of interest, for the five years subsequent to December 31, 2005, are $0.4 million in 2006, $0.3 million in 2007, $0.3 million in 2008, $0.2 million in 2009 and $0.1 million in 2010. At December 31, 2005, the company was in compliance with its debt covenants.

Note 9—Off Balance Sheet Receivables Financing Facility

The company had in effect an off balance sheet receivables financing facility which was terminated in May 2004. Under the terms of the facility, a wholly-owned subsidiary of the company was entitled to sell, without recourse, up to $225.0 million of its trade receivables to a group of unrelated third party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The company continued to service the

Notes to Consolidated Financial Statements—(Continued)

receivables that were transferred under the facility on behalf of the purchasers at estimated market rates. Accordingly, the company did not recognize a servicing asset or liability. Costs related to this facility are included in discount on accounts receivable securitization on the consolidated statements of income.

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

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2005 and 2004 was $3.1 million and $6.6 million, net of accrued interest. The fair value of the swaps was recorded in other assets on the consolidated balance sheets.

The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company believes its exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

Note 11—Mandatorily Redeemable Preferred Securities

In May 1998, Owens & Minor Trust I (Trust), a statutory business trust sponsored and wholly owned by Owens & Minor, Inc., issued 2,640,000 shares of $2.6875 Term Convertible Securities, Series A (Securities), for aggregate proceeds of $132.0 million. Each Security had a liquidation value of $50. The net proceeds were invested by the Trust in 5.375% Junior Subordinated Convertible Debentures of O&M (Debentures).

The Securities accrued and paid quarterly cash distributions at an annual rate of 5.375% of the liquidation value. Each Security was convertible into 2.4242 shares of the common stock of O&M at the holder’s option prior to May 1, 2013. The Securities were mandatorily redeemable upon the maturity of the Debentures on April 30, 2013, and could be redeemed by the company in whole or in part after May 1, 2001. The obligations of the Trust, as provided under the term of the Securities, were fully and unconditionally guaranteed by Owens & Minor, Inc.

In 2002, the company announced a $50 million repurchase plan for a combination of its common stock and its Securities. Under the plan, the company repurchased 137,000 Securities in 2002 and an additional 415,984 Securities in 2003. During the third quarter of 2003, the company initiated and completed the redemption of all the remaining Securities. As a result, Securities with a liquidation amount of $104.4 million were converted into 5.1 million shares of Owens & Minor, Inc. common stock and Securities with a liquidation amount of $27 thousand were redeemed at a redemption price of 102.0156 percent of the liquidation amount. The repurchases and redemptions resulted in a gain of $84 thousand in 2002 and a loss of $157 thousand in 2003.

Note 12—Stock-Based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to

Notes to Consolidated Financial Statements—(Continued)

award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At December 31, 2005, approximately 3.0 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans generally vest over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At December 31, 2005, there were no SARs outstanding.

The company has a Management Equity Ownership Program. This program requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers and certain other employees who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. The company also awards restricted stock under the Plans to certain employees based on pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period. Beginning January 1, 2006, unearned compensation will be recognized as compensation expense ratably over the shorter of the vesting period or the period from the date of grant to the date that the employee is eligible for retirement. Had unearned compensation been recognized in this manner prior to 2006, compensation expense would have been higher by $61 thousand in 2004 and lower by $326 thousand and $123 thousand in 2005 and 2003. In 2005, 2004 and 2003, the company issued 114 thousand, 85 thousand and 76 thousand shares of restricted stock, at weighted-average market values of $28.95, $22.60 and $17.45.

The following table summarizes the activity and terms of outstanding options at December 31, 2005, and for each of the years in the three-year period then ended:

(in thousands, except per share data)

	2005		2004		2003
	Options	Average Exercise Price	Options	Average Exercise Price	Options	Average Exercise Price
Options outstanding at beginning of year	1,782	$17.12	2,184	$14.71	2,371	$13.83
Granted	488	29.45	381	24.58	362	18.66
Exercised	(396)	15.78	(637)	14.11	(539)	13.48
Expired/cancelled	(36)	27.05	(146)	13.63	(10)	16.85

Options outstanding at end of year	1,838	20.49	1,782	17.12	2,184	14.71

Exercisable options at end of year	1,221	17.21	1,167	14.94	1,542	13.78

At December 31, 2005, the following option groups were outstanding:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 8.31 - 12.00	151	$8.77	3.97	151	$8.77	3.97
$ 12.01 - 15.00	405	14.18	2.55	405	14.18	2.55
$ 15.01 - 20.00	462	17.57	3.89	397	17.44	3.82
$ 20.01 - 25.00	337	24.56	5.71	174	24.49	6.08
$ 25.01 - 31.75	483	29.42	6.67	94	29.44	8.04

	1,838	20.49	4.66	1,221	17.21	4.06

Notes to Consolidated Financial Statements—(Continued)

Note 13—Retirement Plans

Savings and Retirement Plan. The company maintains a voluntary 401(k) Savings and Retirement Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary, subject to certain limits. This contribution can be increased at the company’s discretion. The company incurred approximately $4.2 million, $3.8 million and $3.3 million of expenses related to this plan in 2005, 2004 and 2003.

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The company did not contribute to the plan in 2005 and expects to contribute approximately $1.5 million in 2006.

The company invests the assets of the pension plan in order to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. As of December 31, 2005 and 2004, the plan consisted of the following types of investments, compared to the target allocation:

December 31,	2005	2004	Target
Equity securities	72%	73%	71%
Debt securities	23	22	24
Real estate	5	5	5

Total	100%	100%	100%

As of December 31, 2005 and 2004, plan assets included 34,444 shares of the company’s common stock, representing 4% of total plan assets in 2005 and 2004.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation. This plan was amended and restated effective April 1, 2004, to reflect changes in levels of benefits payable under the plan.

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)	Pension Plan		Retirement Plan
December 31,	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$29,992	$27,893	$27,080	$23,070
Service cost	—	—	1,035	1,008
Interest cost	1,686	1,660	1,535	1,334
Plan amendment	—	—	—	(714)
Actuarial (gain) loss	907	1,675	(2,192)	3,309
Curtailments	—	—	—	(496)
Benefits paid	(1,369)	(1,236)	(874)	(431)

Benefit obligation, end of year	$31,216	$29,992	$26,584	$27,080

Notes to Consolidated Financial Statements—(Continued)

(in thousands)

	Pension Plan		Retirement Plan
December 31,	2005	2004	2005	2004
Change in plan assets
Fair value of plan assets, beginning of year	$23,364	$22,490	$—	$—
Actual return on plan assets	1,501	2,110	—	—
Employer contribution	—	—	874	431
Benefits paid	(1,369)	(1,236)	(874)	(431)

Fair value of plan assets, end of year	$23,496	$23,364	$—	$—

Funded status
Funded status at December 31	$(7,720)	$(6,628)	$(26,584)	$(27,080)
Unrecognized net actuarial loss	10,689	10,271	7,731	10,599
Unrecognized prior service cost	—	—	1,349	1,507

Net amount recognized	$2,969	$3,643	$(17,504)	$(14,974)

Amounts recognized in the consolidated balance sheets
Accrued benefit cost	$(7,720)	$(6,628)	$(22,572)	$(21,051)
Intangible asset	—	—	1,349	1,507
Accumulated other comprehensive loss	10,689	10,271	3,719	4,570

Net amount recognized	$2,969	$3,643	$(17,504)	$(14,974)

Accumulated benefit obligation	$31,216	$29,992	$22,572	$21,051
Weighted average assumptions used to determine benefit obligation
Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of increase in future compensation levels	n/a	n/a	5.50%	5.50%

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)

Year ended December 31,	2005	2004	2003
Service cost	$1,035	$1,008	$846
Interest cost	3,221	2,994	2,882
Expected return on plan assets	(1,627)	(1,735)	(1,458)
Amortization of prior service cost	158	188	282
Recognized net actuarial loss	1,291	882	726

Net periodic pension cost	$4,078	$3,337	$3,278

Weighted average assumptions used to determine net periodic pension cost
Discount rate	5.75%	6.10%	6.75%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumption also takes into account expenses that are paid directly by the plan. The discount rate assumption is based on the Moody’s Aa rate.

Notes to Consolidated Financial Statements—(Continued)

All measurements of the pension plan assets and benefit obligations are as of December 31, except the real estate investments, which are measured as of September 30.

As of December 31, 2005, the expected benefit payments for each of the next five years and the five-year period thereafter for the Pension and Retirement Plans are as follows:

(in thousands)
Year	Pension Plan	Retirement Plan
2006	$1,441	$1,462
2007	1,482	1,459
2008	1,544	1,457
2009	1,609	1,489
2010	1,676	1,533
2011-2015	9,221	8,995

Note 14—Income Taxes

The income tax provision consists of the following:

(in thousands)

Year ended December 31,	2005	2004	2003
Current tax provision:
Federal	$38,861	$23,830	$20,845
State	6,223	4,233	3,097

Total current provision	45,084	28,063	23,942

Deferred tax provision (benefit):
Federal	(3,527)	8,119	9,168
State	(403)	928	1,048

Total deferred provision (benefit)	(3,930)	9,047	10,216

Total income tax provision	$41,154	$37,110	$34,158

A reconciliation of the federal statutory rate to the company’s effective income tax rate is shown below:

Year ended December 31,	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.6	3.4	3.3
Other, net	0.4	(0.4)	0.6

Effective rate	39.0%	38.0%	38.9%

Notes to Consolidated Financial Statements—(Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

Year ended December 31,	2005	2004
Deferred tax assets:
Allowance for losses on accounts and notes receivable	$2,905	$1,191
Accrued liabilities not currently deductible	5,213	5,699
Employee benefit plans	15,756	15,041
Other	4,049	1,458

Total deferred tax assets	27,923	23,389

Deferred tax liabilities:
Merchandise inventories	41,087	41,760
Property and equipment	167	307
Goodwill	10,189	7,560
Computer software	3,325	5,873
Other	3,426	1,921

Total deferred tax liabilities	58,194	57,421

Net deferred tax liability	$(30,271)	$(34,032)

Management believes it is more likely than not that the company will realize the benefits of the company’s deferred tax assets, net of existing valuation allowances. At December 31, 2005 and 2004, the company had a $0.4 million valuation allowance for deferred tax assets related to capital losses.

Cash payments for income taxes for 2005, 2004 and 2003 were $40.3 million, $30.1 million and $33.1 million.

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.6 million in federal, state, and local taxes for tax years through 2005 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $6.0 million as of December 31, 2005, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

Notes to Consolidated Financial Statements—(Continued)

Note 15—Net Income Per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)

Year ended December 31,	2005	2004	2003
Numerator:
Numerator for net income per basic common share - net income	$64,420	$60,500	$53,641
Distributions on convertible mandatorily redeemable preferred securities, net of taxes	—	—	2,362

Numerator for net income per diluted common share - net income attributable to common stock after assumed conversions	$64,420	$60,500	$56,003

Denominator:
Denominator for net income per basic common share - weighted average shares	39,520	39,039	35,204
Effect of dilutive securities:
Conversion of mandatorily redeemable preferred securities	—	—	3,518
Stock options and restricted stock	536	629	611

Denominator for net income per diluted common share - adjusted weighted average shares and assumed conversions	40,056	39,668	39,333

Net income per basic common share	$1.63	$1.55	$1.52
Net income per diluted common share	$1.61	$1.53	$1.42

During the years ended December 31, 2005, 2004 and 2003, outstanding options to purchase approximately 378 thousand, 4 thousand and 15 thousand common shares were excluded from the calculation of net income per diluted common share because their exercise price exceeded the average market price of the common stock for the year.

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

Note 17—Commitments and Contingencies

The company has a commitment through July 31, 2009, to outsource its information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable for convenience

Notes to Consolidated Financial Statements—(Continued)

with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable is $8.2 million at December 31, 2005, declining each year to $2.3 million at the end of the sixth contract year, which ends July 31, 2008.

Assuming no early termination of the contract, the fixed and determinable portion of the obligations under this agreement is $29.7 million per year from 2006 through 2008, and $17.3 million in 2009, totaling $106.4 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. The company paid $36.9 million, $34.6 million and $35.6 million under this contract in 2005, 2004 and 2003.

The company has a non-cancelable agreement through September 2007 to receive support and upgrades for certain computer software. Future minimum payments under this agreement for 2006 and 2007 are $0.4 million and $0.3 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. At December 31, 2005, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)

Total
2006	$27,629
2007	20,793
2008	16,554
2009	11,797
2010	6,496
Later years	3,585

Total minimum payments	$86,854

Rent expense for all operating leases for the years ended December 31, 2005, 2004 and 2003 was $37.8 million, $35.2 million and $34.0 million.

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

Revenue from member hospitals under contract with Novation totaled $2.3 billion in 2005, $2.2 billion in 2004 and $2.1 billion in 2003, approximately 47%, 48% and 49% of the company’s revenue. Revenue from member hospitals under contract with Broadlane totaled $0.6 billion for each of 2005, 2004 and 2003, approximately 13%, 14% and 15% of the company’s revenue. Revenue from member hospitals under contract with Premier totaled $0.6 billion for each of 2005 and 2004 and $0.7 billion in 2003, approximately 13%, 14% and 16% of the company’s revenue. As members of group purchasing organizations, Novation, Broadlane and Premier members have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

Notes to Consolidated Financial Statements—(Continued)

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

Note 19—Condensed Consolidating Financial Information

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

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$4,822,414	$—	$—	$4,822,414
Cost of revenue	—	4,306,302	—	—	4,306,302

Gross margin	—	516,112	—	—	516,112
Selling, general and administrative expenses	513	379,952	41	—	380,506
Depreciation and amortization	—	19,252	—	—	19,252
Other operating income and expense, net	—	(1,078)	—	—	(1,078)

Operating earnings (loss)	(513)	117,986	(41)	—	117,432
Interest expense, net	4,718	7,140	—	—	11,858

Income (loss) before income taxes	(5,231)	110,846	(41)	—	105,574
Income tax provision (benefit)	(2,040)	43,210	(16)	—	41,154

Net income (loss)	$(3,191)	$67,636	$(25)	$—	$64,420

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$4,525,061	$44	—	$4,525,105
Cost of revenue	—	4,061,773	33	—	4,061,806

Gross margin	—	463,288	11	—	463,299
Selling, general and administrative expenses	635	340,160	190	—	340,985
Depreciation and amortization	—	14,884	—	—	14,884
Other operating income and expense, net	—	(997)	(1,702)	—	(2,699)

Operating earnings (loss)	(635)	109,241	1,523	—	110,129
Interest expense (income), net	(1,300)	12,722	836	—	12,258
Intercompany dividend income	—	(20,342)	—	20,342	—
Discount on accounts receivable securitization	—	8	253	—	261

Income before income taxes	665	116,853	434	(20,342)	97,610
Income tax provision	253	36,692	165	—	37,110

Net income	$412	$80,161	$269	$(20,342)	$60,500

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$4,244,067	$—	$—	$4,244,067
Cost of revenue	—	3,807,665	—	—	3,807,665

Gross margin	—	436,402	—	—	436,402
Selling, general and administrative expenses	587	318,081	1,127	—	319,795
Depreciation and amortization	—	15,718	—	—	15,718
Other operating income and expense, net	—	388	(5,210)	—	(4,822)

Operating earnings (loss)	(587)	102,215	4,083	—	105,711
Interest expense (income), net	(9,265)	24,415	(982)	—	14,168
Discount on accounts receivable securitization	—	21	736	—	757
Distributions on mandatorily redeemable preferred securities	—	—	2,898	—	2,898
Other income and expense, net	89	—	—	—	89

Income before income taxes	8,589	77,779	1,431	—	87,799
Income tax provision	3,342	30,260	556	—	34,158

Net income	$5,247	$47,519	$875	$—	$53,641

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
December 31, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$67,586	$4,311	$—	$—	$71,897
Accounts and notes receivable, net	—	353,102	—	—	353,102
Merchandise inventories	—	439,887	—	—	439,887
Intercompany advances, net	(7,090)	7,286	(196)	—	—
Other current assets	94	29,572	—	—	29,666

Total current assets	60,590	834,158	(196)	—	894,552
Property and equipment, net	—	51,942	—	—	51,942
Goodwill, net	—	242,620	—	—	242,620
Intangible assets, net	—	18,383	—	—	18,383
Deferred income taxes	—	170	—	—	170
Intercompany investments	442,201	7,773	1	(449,975)	—
Other assets, net	6,278	25,905	—	—	32,183

Total assets	$509,069	$1,180,951	$(195)	$(449,975)	$1,239,850

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$387,833	$—	$—	$387,833
Accrued payroll and related liabilities	—	12,701	—	—	12,701
Deferred income taxes	—	30,441	—	—	30,441
Other accrued liabilities	7,692	50,201	—	—	57,893

Total current liabilities	7,692	481,176	—	—	488,868
Long-term debt	203,557	861	—	—	204,418
Intercompany long-term debt	—	138,890	—	(138,890)	—
Other liabilities	—	34,566	—	—	34,566

Total liabilities	211,249	655,493	—	(138,890)	727,852

Shareholders’ equity
Common stock	79,781	—	1,500	(1,500)	79,781
Paid-in capital	133,653	308,582	1,003	(309,585)	133,653
Retained earnings (deficit)	84,386	225,665	(2,698)	—	307,353
Accumulated other comprehensive loss	—	(8,789)	—	—	(8,789)

Total shareholders’ equity	297,820	525,458	(195)	(311,085)	511,998

Total liabilities and shareholders’ equity	$509,069	$1,180,951	$(195)	$(449,975)	$1,239,850

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)
December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$53,441	$2,355	$—	$—	$55,796
Accounts and notes receivable, net	—	344,614	28	—	344,642
Merchandise inventories	—	435,673	—	—	435,673
Intercompany advances, net	80,448	(80,262)	(186)	—	—
Other current assets	83	28,282	—	—	28,365

Total current assets	133,972	730,662	(158)	—	864,476
Property and equipment, net	—	27,153	—	—	27,153
Goodwill, net	—	200,467	—	—	200,467
Intangible assets, net	—	1,690	—	—	1,690
Intercompany investments	383,416	7,773	1	(391,190)	—
Other assets, net	10,339	27,708	—	—	38,047

Total assets	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$336,326	$—	$—	$336,326
Accrued payroll and related liabilities	—	13,962	—	—	13,962
Deferred income taxes	—	33,581	—	—	33,581
Other accrued liabilities	6,651	39,998	13	—	46,662

Total current liabilities	6,651	423,867	13	—	430,531
Long-term debt	207,123	353	—	—	207,476
Intercompany long-term debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	451	—	—	451
Other liabilities	—	33,119	—	—	33,119

Total liabilities	213,774	596,680	13	(138,890)	671,577

Shareholders’ equity
Common stock	79,038	—	1,500	(1,500)	79,038
Paid-in capital	126,625	249,797	1,003	(250,800)	126,625
Retained earnings (deficit)	108,290	158,029	(2,673)	—	263,646
Accumulated other comprehensive loss	—	(9,053)	—	—	(9,053)

Total shareholders’ equity	313,953	398,773	(170)	(252,300)	460,256

Total liabilities and shareholders’ equity	$527,727	$995,453	$(157)	$(391,190)	$1,131,833

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2005	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating Activities
Net income	$(3,191)	$67,636	$(25)	$—	$64,420
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	—	19,252	—	—	19,252
Deferred income taxes	—	(3,930)	—	—	(3,930)
Provision for LIFO reserve	—	6,574	—	—	6,574
Provision for losses on accounts and notes receivable	—	6,960	—	—	6,960
Deferred direct-response advertising costs	—	(4,594)	—	—	(4,594)
Accounts and notes receivable	—	(6,344)	28	—	(6,316)
Merchandise inventories	—	(9,896)	—	—	(9,896)
Accounts payable	—	45,200	—	—	45,200
Net change in other current assets and current liabilities	1,030	6,624	(13)	—	7,641
Other assets	569	660	—	—	1,229
Other liabilities	—	2,037	—	—	2,037
Other, net	3,382	3,415	—	—	6,797

Cash provided by (used for) operating activities	1,790	133,594	(10)	—	135,374

Investing Activities
Additions to property and equipment	—	(30,166)	—	—	(30,166)
Additions to computer software	—	(3,641)	—	—	(3,641)
Acquisition of intangible assets	—	(6,201)	—	—	(6,201)
Increase in intercompany investments	(58,785)	—	—	58,785	—
Net cash paid for acquisitions	—	(65,448)	—	—	(65,448)
Other, net	—	65	—	—	65

Cash used for investing activities	(58,785)	(105,391)	—	58,785	(105,391)

Financing Activities
Change in intercompany advances	87,538	(87,548)	10	—	—
Increase in intercompany investments, net	—	58,785	—	(58,785)	—
Cash dividends paid	(20,713)	—	—	—	(20,713)
Proceeds from exercise of stock options	4,315	—	—	—	4,315
Increase in drafts payable	—	2,823	—	—	2,823
Other, net	—	(307)	—	—	(307)

Cash provided by financing activities	71,140	(26,247)	10	(58,785)	(13,882)

Net increase in cash and cash equivalents	14,145	1,956	—	—	16,101
Cash and cash equivalents at beginning of year	53,441	2,355	—	—	55,796

Cash and cash equivalents at end of year	$67,586	$4,311	$—	$—	$71,897

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2004	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$412	$80,161	$269	$(20,342)	$60,500
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	14,884	—	—	14,884
Deferred income taxes	—	9,047	—	—	9,047
Provision for LIFO reserve	—	3,840	—	—	3,840
Provision for losses on accounts and notes receivable	—	1,042	113	—	1,155
Non-cash intercompany dividend income	—	(20,342)	—	20,342	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(6,374)	14,030	—	7,656
Merchandise inventories	—	(55,247)	—	—	(55,247)
Accounts payable	—	8,076	—	—	8,076
Net change in other current assets and current liabilities	556	539	(49)	—	1,046
Other assets	—	1,478	—	—	1,478
Other liabilities	—	1,906	—	—	1,906
Other, net	4,232	81	—	—	4,313

Cash provided by operating activities	5,200	39,091	14,363	—	58,654

Investing activities
Additions to property and equipment	—	(13,253)	—	—	(13,253)
Additions to computer software	—	(4,941)	—	—	(4,941)
Increase in intercompany investments	(1)	—	(1)	2	—
Net cash paid for acquisitions	—	(3,288)	—	—	(3,288)
Proceeds from sale of land	—	1,820	—	—	1,820
Other, net	—	312	—	—	312

Cash used for investing activities	(1)	(19,350)	(1)	2	(19,350)

Financing activities
Change in intercompany advances	46,145	(31,780)	(14,365)	—	—
Increase in intercompany investments, net	—	—	2	(2)	—
Cash dividends paid	(17,322)	—	—	—	(17,322)
Proceeds from exercise of stock options	5,263	—	—	—	5,263
Increase in drafts payable	—	13,500	—	—	13,500
Other, net	—	(1,284)	—	—	(1,284)

Cash provided by (used for) financing activities	34,086	(19,564)	(14,363)	(2)	157

Net increase (decrease) in cash and cash equivalents	39,285	177	(1)	—	39,461
Cash and cash equivalents at beginning of year	14,156	2,178	1	—	16,335

Cash and cash equivalents at end of year	$53,441	$2,355	$—	$—	$55,796

Notes to Consolidated Financial Statements—(Continued)

Condensed Consolidating Financial Information

(in thousands)

Year ended December 31, 2003	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$5,247	$47,519	$875	$—	$53,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	15,718	—	—	15,718
Deferred income taxes	—	10,216	—	—	10,216
Provision for LIFO reserve	—	3,306	—	—	3,306
Provision for losses on accounts and notes receivable	—	1,675	1,103	—	2,778
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(4,068)	2,715	—	(1,353)
Merchandise inventories	—	(35,737)	—	—	(35,737)
Accounts payable	—	52,626	—	—	52,626
Net change in other current assets and current liabilities	153	(14,516)	(613)	—	(14,976)
Other assets	982	5,054	—	—	6,036
Other liabilities	—	(394)	—	—	(394)
Other, net	2,461	582	—	—	3,043

Cash provided by operating activities	8,843	81,981	4,080	—	94,904

Investing activities
Additions to property and equipment	—	(6,597)	—	—	(6,597)
Additions to computer software	—	(11,054)	—	—	(11,054)
Investment in intercompany debt	(45,917)	—	—	45,917	—
Increase in intercompany investments, net	50,000	—	4,083	(54,083)	—
Other, net	218	302	—	—	520

Cash provided by (used for) investing activities	4,301	(17,349)	4,083	(8,166)	(17,131)

Financing activities
Repurchase of mandatorily redeemable preferred securities	(20,439)	—	—	—	(20,439)
Repurchase of common stock	(10,884)	—	—	—	(10,884)
Net payments on revolving credit facility	(27,900)	—	—	—	(27,900)
Payments on intercompany debt	(4,083)	(50,000)	—	54,083	—
Change in intercompany advances	71,129	(67,049)	(4,080)	—	—
Increase (decrease) in intercompany investments, net	—	50,000	(4,083)	(45,917)	—
Cash dividends paid	(12,727)	—	—	—	(12,727)
Proceeds from exercise of stock options	4,672	—	—	—	4,672
Increase in drafts payable	—	2,500	—	—	2,500
Other, net	—	(21)	—	—	(21)

Cash used for financing activities	(232)	(64,570)	(8,163)	8,166	(64,799)

Net increase in cash and cash equivalents	12,912	62	—	—	12,974
Cash and cash equivalents at beginning of year	1,244	2,116	1	—	3,361

Cash and cash equivalents at end of year	$14,156	$2,178	$1	$—	$16,335

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Richmond, Virginia

February 24, 2006

QUARTERLY FINANCIAL INFORMATION

(unaudited)

(in thousands, except per share data)

	2005
Quarters	1st	2nd	3rd	4th
Revenue	$1,193,600	$1,210,894	$1,201,971	$1,215,949
Gross margin	125,838	128,768	130,725	130,781
Net income	15,919	15,973	16,790	15,738
Net income per common share:
Basic	$0.40	$0.40	$0.42	$0.40
Diluted	0.40	0.40	0.42	0.39
Dividends	0.13	0.13	0.13	0.13
Market price
High	$29.29	$32.91	$33.59	$30.44
Low	26.38	26.20	27.26	26.80

	2004
Quarters	1st	2nd	3rd	4th
Revenue	$1,106,074	$1,119,375	$1,134,387	$1,165,269
Gross margin	114,060	114,831	114,850	119,558
Net income	14,625	15,325	15,197	15,353
Net income per common share:
Basic	$0.38	$0.39	$0.39	$0.39
Diluted	0.37	0.39	0.38	0.39
Dividends	0.11	0.11	0.11	0.11
Market price
High	$26.08	$26.57	$26.55	$29.34
Low	22.08	22.93	23.47	24.20

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended March 31, 2004)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended June 30, 2004)

4.1	Amended and Restated Credit Agreement dated as of May 4, 2004, by and among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended March 31, 2004)

4.2	Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley’s Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the “Guarantors”), and SunTrust Bank, as Trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 2001)

4.3	First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 2001)

4.4	Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.3, for the quarter ended June 30, 2001)

4.5	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

4.6	Third Supplemental Indenture dated as of May 2, 2005 among Owens & Minor, Inc., each of Access Diabetic Supply, LLC, and Owens & Minor Healthcare Supply, Inc., and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended March 31, 2005)

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. Management Equity Ownership Program, as amended effective October 21, 2002, (incorporated herein by reference to the company’s Annual Report on Form 10-K, Exhibit 10.2, for the year ended December 31, 2002)*

10.3	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2004 (“SERP”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2004)*

10.4	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated December 31, 2004)*

10.5	Form of Owens & Minor, Inc. Executive Severance Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.6, dated December 31, 2004)*

10.6	Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.7	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.8	Resolutions of the Board of Directors of the Company amending the Deferred Fee Program under the Directors’ Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 31, 2004)*

10.9	The form of agreement with directors for entering into (i) Deferred Fee Program and (ii) Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9 for the year ended December 31, 2004)*

10.10	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.11	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.12	Owens & Minor, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated December 31, 2004)*

10.13	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.14	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.15	2005 Annual Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2004)*

10.16	Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.17	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.18	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.19	Form of Authorized Distributor Agreement between Novation, LLC and Owens & Minor, effective as of July 1, 2001 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10, for the quarter ended September 30, 2001)**

10.20	Extension of agreement between Novation, LLC and Owens & Minor, through June 30, 2006 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2005)

10.21	Base Salary Levels for and Stock Option and Restricted Stock Grants to Named Executive Officers (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated April 28, 2005, as amended)*

10.22	Compensation Levels for Outside Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated April 28, 2005)*

10.23	Joinder agreement between Owens & Minor Healthcare Supply, Inc. and Bank of America, N.A., dated as of March 17, 2005, (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2005)

10.24	Joinder agreement between Access Diabetic Supply, LLC and Bank of America, N.A., dated as of March 17, 2005, (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2005)

10.25	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.26	Form of Owens & Minor, Inc., Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.27	Form of Owens & Minor, Inc., Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.2, dated June 23, 2005)*

10.28	Form of Letter from Owens & Minor, Inc., to Craig Smith (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2005)*

10.29	Approval of the Board of Directors of the Company of Compensation for Chairman of the Board (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 26, 2005)*

10.30	2006 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated December 19, 2005)*

10.31	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15 – Net Income per Common Share

14	Owens & Minor, Inc. Code of Honor (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 14, for the year ended December 31, 2003)

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2006.

OWENS & MINOR, INC.

/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 24th day of February, 2006 and in the capacities indicated:

/s/ CRAIG R. SMITH	/s/ JAMES B. FARINHOLT, JR.
Craig R. Smith President and Chief Executive Officer	James B. Farinholt, Jr. Director

/s/ JEFFREY KACZKA	/s/ RICHARD E. FOGG
Jeffrey Kaczka Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Richard E. Fogg Director

/s/ OLWEN B. CAPE	/s/ EDDIE N. MOORE, JR.
Olwen B. Cape Vice President and Controller (Principal Accounting Officer)	Eddie N. Moore, Jr. Director

/s/ G. GILMER MINOR, III	/s/ PETER S. REDDING
G. Gilmer Minor, III Chairman of the Board of Directors	Peter S. Redding Director

/s/ A. MARSHALL ACUFF, JR.	/s/ JAMES E. ROGERS
A. Marshall Acuff, Jr. Director	James E. Rogers Director

/s/ J. ALFRED BROADDUS, JR.	/s/ JAMES E. UKROP
J. Alfred Broaddus, Jr. Director	James E. Ukrop Director

/s/ JOHN T. CROTTY	/s/ ANNE MARIE WHITTEMORE
John T. Crotty Director	Anne Marie Whittemore Director

Corporate Officers

Craig R. Smith (54)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with the company since 1989.

Charles C. Colpo (48)

Senior Vice President, Operations & Technology

Senior Vice President, Operations since 1999 and Senior Vice President, Technology since April 2005. Mr. Colpo has been with the company since 1981.

Erika T. Davis (42)

Senior Vice President, Human Resources

Senior Vice President, Human Resources since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (54)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary since 2003. Ms. den Hartog previously served as a Partner of McGuire Woods LLP from 1990 to 2003.

Jeffrey Kaczka (46)

Senior Vice President & Chief Financial Officer

Senior Vice President and Chief Financial Officer since 2001. Previously, Mr. Kaczka served as Senior Vice President and Chief Financial Officer for Allied Worldwide, Inc. from 1999 to 2001.

Richard W. Mears (45)

Senior Vice President & Chief Information Officer

Senior Vice President and Chief Information Officer since June 2005. Previously, Mr. Mears was an Executive Director with Perot Systems from 2003 to June 2005, and an account executive from 1998 to 2003. Mr. Mears joined Perot Systems in 1988, and has experience in the healthcare, distribution, telecommunications, financial services and manufacturing industries.

Mark A. Van Sumeren (48)

Senior Vice President, OMSolutionsSM

Senior Vice President, OMSolutionsSM since 2003. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003.

Richard F. Bozard (58)

Vice President, Treasurer

Vice President and Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (56)

Vice President, Controller

Vice President and Controller since 1997. Ms. Cape has been with the company since 1997.

Hugh F. Gouldthorpe, Jr. (67)

Vice President, Quality & Communications

Vice President, Quality and Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Scott W. Perkins (49)

Group Vice President, Sales and Distribution - West

Group Vice President, Sales & Distribution – West since October 2005. Previously, Mr. Perkins served as Senior Vice President, Sales and Distribution from January to October 2005. Prior to that, he served as Regional Vice President, West, from March to December 2004, an Area Vice President from 2002 to 2004, and as an Area Director of Operations from 1999 to 2002. Mr. Perkins has been with Owens & Minor since 1989.

W. Marshall Simpson (37)

Group Vice President, Sales and Distribution - East

Group Vice President, Sales & Distribution – East since October 2005. Previously, Mr. Simpson served as Regional Vice President from 2004 until October 2005. Prior to that, Mr. Simpson served as Operating Vice President of Corporate Accounts from 2003 to 2004, Operating Vice President of Business Integration from 2002 to 2003, and Area Vice President – Southwest from 1999 to 2002. Mr. Simpson has been with the company since 1991.

Numbers inside parentheses indicate age