Form 10-Q
period 2006-03-31
OWENS & MINOR INC/VA/
filed 2006-05-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code (804) 723-7000

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of May 1, 2006, was 40,088,626 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Revenue	$1,261,999	$1,193,600
Cost of revenue	1,125,809	1,067,762

Gross margin	136,190	125,838
Selling, general and administrative expenses	101,056	93,952
Depreciation and amortization	5,628	3,447
Other operating income and expense, net	(920)	(1,111)

Operating earnings	30,426	29,550
Interest expense, net	3,057	3,325

Income before income taxes	27,369	26,225
Income tax provision	10,866	10,306

Net income	$16,503	$15,919

Net income per common share – basic	$0.42	$0.40

Net income per common share – diluted	$0.41	$0.40

Cash dividends per common share	$0.15	$0.13

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$72,715	$71,897
Accounts and notes receivable, net of allowances of $12,874 and $13,333	378,066	353,102
Merchandise inventories	444,722	439,887
Other current assets	30,104	29,666

Total current assets	925,607	894,552
Property and equipment, net of accumulated depreciation of $66,604 and $70,481	56,035	51,942
Goodwill, net	242,626	242,620
Intangible assets, net	19,075	18,383
Other assets, net	32,058	32,353

Total assets	$1,275,401	$1,239,850

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$403,903	$387,833
Accrued payroll and related liabilities	11,018	12,701
Other accrued liabilities	95,238	88,334

Total current liabilities	510,159	488,868
Long-term debt	203,009	204,418
Other liabilities	35,001	34,566

Total liabilities	748,169	727,852

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 40,085 shares and 39,890 shares	80,169	79,781
Paid-in capital	137,493	133,653
Retained earnings	317,853	307,353
Accumulated other comprehensive loss	(8,283)	(8,789)

Total shareholders’ equity	527,232	511,998

Total liabilities and shareholders’ equity	$1,275,401	$1,239,850

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2006	2005
Operating activities
Net income	$16,503	$15,919
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,628	3,447
Provision for LIFO reserve	4,590	5,100
Stock-based compensation expense	1,003	453
Provision for losses on accounts and notes receivable	1,664	1,061
Deferred direct-response advertising costs	(1,987)	(826)
Changes in operating assets and liabilities:
Accounts and notes receivable	(26,628)	7,116
Merchandise inventories	(9,425)	27,540
Accounts payable	27,570	58,534
Net change in other current assets and liabilities	2,641	3,272
Other, net	78	1,411

Cash provided by operating activities	21,637	123,027

Investing activities
Additions to property and equipment	(5,131)	(5,338)
Additions to computer software	(1,312)	(825)
Acquisition of intangible assets	(2,090)	—
Net cash paid for acquisitions of businesses	(64)	(57,920)
Other, net	3	1

Cash used for investing activities	(8,594)	(64,082)

Financing activities
Cash dividends paid	(6,003)	(5,157)
Proceeds from exercise of stock options	2,619	942
Excess tax benefits related to stock-based compensation	1,165	—
Decrease in drafts payable	(11,500)	(36,246)
Other, net	1,494	(46)

Cash used for financing activities	(12,225)	(40,507)

Net increase in cash and cash equivalents	818	18,438

Cash and cash equivalents at beginning of period	71,897	55,796

Cash and cash equivalents at end of period	$72,715	$74,234

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2006 and December 31, 2005, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

These financial statements are presented on a consolidated basis, and do not include condensed consolidating financial information, because: i) all registered securities of the company are issued by the parent company, which has no independent assets or operations, ii) all securities that are guaranteed are fully, unconditionally, jointly and severally guaranteed by all significant subsidiaries, and iii) any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Effective February 24, 2006, Access Diabetic Supply, LLC (Access), a subsidiary of Owens & Minor, acquired certain operating assets of a direct-to-consumer distributor of diabetic supplies for $2.3 million in total consideration. The assets acquired consisted primarily of customer relationships.

The company acquired Access on January 31, 2005, and from this date through March 31, 2006, Access has completed a series of acquisitions in the direct-to-consumer diabetic supply business. For the quarters ended March 31, 2006 and 2005, the direct-to-consumer diabetic supply business contributed $17.8 million and $8.4 million of revenue and ($0.3) million and $1.4 million of operating earnings (loss) to the company.

4.	Stock-Based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At March 31, 2006, approximately 3.0 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. At March 31, 2006, there were no SARs outstanding.

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

Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values. The company adopted the provisions of SFAS 123(R) using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date and are expected to vest. The following table presents the effect of adopting SFAS 123(R) on the results of operations for the three months ended March 31, 2006:

(in thousands, except per share data)	As Reported	Effect of SFAS 123(R)
Income before income taxes	$27,369	$(449)
Net income	16,503	(274)

Net income per basic common share	$0.42	$(0.01)
Net income per diluted common share	0.41	(0.01)

Cash provided by operating activities	$21,637	$(1,165)
Cash used for financing activities	$12,225	$1,165

The adoption of the provisions of SFAS 123(R) did not have a material cumulative effect on the company’s financial position or results of operations at January 1, 2006.

Prior to January 1, 2006, the company used the intrinsic value method, as defined by Accounting Principles Board Opinion No. 25, to account for stock-based compensation. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The following table presents the effect on net income and earnings per share had the company used the fair value method to account for stock-based compensation prior to 2006:

(in thousands, except per share data)
Three months ended March 31,	2005
Net income	$15,919
Add: Stock-based employee compensation expense included in reported net income, net of tax	276
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(540)

Pro forma net income	$15,655

Per common share - basic:
Net income, as reported	$0.40
Pro forma net income	$0.40
Per common share - diluted:
Net income, as reported	$0.40
Pro forma net income	$0.39

The following table summarizes the activity and terms of outstanding options for the three months ended March 31, 2006:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at December 31, 2005	1,838	$20.49
Granted	—	n/a
Exercised	(196)	18.45
Forfeited	(1)	23.00

Options outstanding at March 31, 2006	1,641	20.73	4.53	$19,754

Exercisable options at March 31, 2006	1,069	17.30	3.94	$16,541

The total intrinsic value of options exercised in the three months ended March 31, 2006 and 2005, was $2.8 million and $1.4 million. The weighted average fair value of options granted in the three months ended March 31, 2005 was $6.45. No options were granted in the three months ended March 31, 2006. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine the fair value of options granted during the three months ended March 31, 2005:

Expected term	4 years
Expected volatility	30.1%
Expected dividend yield	2.3%
Risk-free interest rate	3.6%

The expected term is based on the historical average length of time between the date of grant and the date of exercise. Expected volatility is based on historical volatility over the most recent period of time equal to the expected term of the option.

The following table summarizes the activity and terms of nonvested restricted stock for the three months ended March 31, 2006:

	Number of Shares (000’s)	Weighted Average Grant- date Value
Nonvested shares at December 31, 2005	218	$24.12
Granted	46	31.05
Vested	(31)	16.15
Forfeited	(1)	25.66

Nonvested shares at March 31, 2006	232	26.56

The weighted average market value per share of restricted stock granted in the three months ended March 31, 2006 and 2005, was $31.05 and $28.74. The total value of restricted stock vested during the three months ended March 31, 2006 and 2005 was $0.5 million and $0.8 million.

Total stock-based compensation expense for the three months ended March 31, 2006 and 2005, was $1.0 million and $0.5 million, with recognized tax benefits of $0.4 million and $0.2 million. As of March 31, 2006, the total unrecognized compensation cost related to nonvested awards was $6.2 million, expected to be recognized over a weighted-average period of 1.9 years.

Beginning with awards granted on or after January 1, 2006, unearned compensation is recognized as compensation expense ratably over the shorter of the vesting period or the period from the date of grant to the date that the employee is eligible for retirement. For awards issued prior to January 1, 2006, unearned compensation is recognized as compensation expense ratably over the vesting period. Had unearned compensation been recognized in the current manner for grants prior to 2006, stock compensation expense would have been higher by $79 thousand and $232 thousand for the three months ended March 31, 2006 and 2005.

5.	Direct-Response Advertising Costs

Beginning with the acquisition of Access on January 31, 2005, the company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. For the quarters ended March 31, 2006 and 2005, the company deferred $2.0 million and $0.8 million of direct-response advertising costs and recorded amortization of $0.5 million and $35 thousand. At March 31, 2006 and December 31, 2005, deferred advertising costs of $5.2 million and $3.7 million were included in other assets, net, on the company’s consolidated balance sheets.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the quarter ended March 31, 2006:

(in thousands)
Balance, December 31, 2005	$242,620
Additions	6

Balance, March 31, 2006	$242,626

Intangible assets at March 31, 2006 and December 31, 2005, are as follows:

(in thousands)	Weighted average useful life	March 31, 2006		December 31, 2005
		Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	4 years	$19,637	$5,525	$17,334	$4,109
Other intangibles	6 years	4,421	807	4,421	612

		24,058	6,332	21,755	4,721
Unamortized intangible pension asset		1,349	—	1,349	—

Total		$25,407	$6,332	$23,104	$4,721

Amortization expense for intangible assets was $1.7 million and $0.1 million for the three months ended March 31, 2006 and 2005.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2006 - $5.3 million; 2007 - $5.3 million; 2008 - $4.2 million; 2009 - $1.9 million; 2010 - $0.4 million.

7.	Derivative and Hedging Activities

The company generally enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing and to minimize interest expense related to fixed rate financing. The company had interest rate swap agreements of $100 million notional amounts that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were terminated in March 2006. These swaps were designated as fair value hedges of a portion of the company’s 8 1/2% Senior Subordinated 10-year Notes due in 2011, and were assumed to have no ineffectiveness under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

In March 2006, the company entered into forward contracts to hedge its future interest rate risk associated with the pricing of its April 2006 offering of $200 million of 6.35% Senior Notes (Notes). See note 12 for further description of the Notes offering. At March 31, 2006, the fair value of outstanding forward contracts was $0.8 million, included in other assets, net, on the consolidated balance sheet. The contracts were terminated in April 2006, resulting in a gain of $0.8 million that will be recognized in interest expense, net, ratably over the life of the Notes.

8.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months ended March 31, 2006 and 2005, are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Service cost	$214	$378
Interest cost	766	805
Expected return on plan assets	(395)	(405)
Amortization of prior service cost	39	39
Recognized net actuarial loss	282	350

Net periodic pension cost	$906	$1,167

9.	Comprehensive Income

The company’s comprehensive income for the three months ended March 31, 2006 and 2005, is shown in the table below:

(in thousands)	Three Months Ended March 31,
	2006	2005
Net income	$16,503	$15,919
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	506	—

Comprehensive income	$17,009	$15,919

10.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic and diluted net income per common share – net income	$16,503	$15,919
Denominator:
Denominator for basic net income per common share – weighted average shares	39,732	39,327
Effect of dilutive securities - stock options and restricted stock	521	536

Denominator for diluted net income per common share – adjusted weighted average shares	40,253	39,863

Net income per common share – basic	$0.42	$0.40
Net income per common share – diluted	$0.41	$0.40

11.	Contingency

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.6 million in federal, state, and local taxes for tax years through 2005 on which deferred taxes have been provided, as well as interest, calculated at statutory rates, of approximately $6.8 million as of March 31, 2006, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

12.	Subsequent Event

On April 7, 2006, the company issued $200 million of 6.35% Senior Notes (Notes) which mature on April 15, 2016. Interest on the Notes is payable semi-annually on April 15 and October 15, beginning on October 15, 2006. The Notes are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the company, including all significant subsidiaries. Proceeds from the Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8 1/2% Senior Subordinated Notes due 2011. The early retirement of debt resulted in an estimated pretax charge of $11.5 million, which will be recorded in the company’s financial statements for the quarter ended June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2005. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

First quarter of 2006 compared with first quarter of 2005

Overview. In the first quarter of 2006, the company earned net income of $16.5 million, or $0.41 per diluted common share, compared with $15.9 million, or $0.40 per diluted common share, in the first quarter of 2005. The 4% increase in net income resulted from a 3% increase in operating earnings and decreased net interest expense. Operating earnings were $30.4 million, or 2.4% of revenue, in the first quarter of 2006, compared to $29.6 million, or 2.5% of revenue, in the first quarter of 2005. Operating earnings in the first quarter of 2006 included the effect of the relocation of the company’s corporate headquarters and the expensing of stock options as a result of adopting Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment.

Acquisitions. On January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based, direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for total consideration, including transaction costs, of approximately $58.8 million in cash. Access primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical/surgical supply distribution business. Since January 31, 2005, Access has acquired certain assets of three direct-to-consumer distributors of diabetic testing supplies for a total of $10.2 million. The assets acquired consist primarily of customer relationships, other intangible assets and inventory. As a result of the acquisitions, customer growth through advertising, and the inclusion of three months of results in the first quarter of 2006 compared to two months in the first quarter of 2005, direct-to-consumer distribution revenue increased from $8.4 million in the first quarter of 2005 to $17.8 million in the first quarter of 2006. Access contributed $1.4 million of operating earnings to the company in the first quarter of 2005, while in the first quarter of 2006, Access had a negative impact on operating earnings of $0.3 million, largely due to increased amortization of both acquired customer relationships and direct-response advertising.

Also in 2005, O&M acquired certain assets of two small software companies, to broaden the technology portfolio of OMSolutionsSM, for a total of $4.9 million in cash.

Revenue. Revenue increased 6%, or $68.4 million, to $1.26 billion in the first quarter of 2006 from $1.19 billion in the first quarter of 2005. The increase primarily resulted from higher sales volume to existing customers, while new healthcare provider customers accounted for approximately one-fourth of the increase. In addition, direct-to-consumer revenue through Access, acquired January 31, 2005, contributed $9.4 million of the growth, as Access grew its customer base and three months of sales were included in the first quarter of 2006, compared to two months of sales in the first quarter of 2005.

Operating earnings. Operating earnings increased 3% to $30.4 million in the first quarter of 2006 from $29.6 million in the first quarter of 2005. As a percent of revenue, operating earnings decreased slightly from 2.5% in the first quarter of 2005 to 2.4% in the first quarter of 2006. The company began expensing stock options as a result of adopting SFAS 123(R) in the first quarter of 2006, resulting in additional expense of $0.4 million, which is included in selling, general and administrative (SG&A) expenses. The company also relocated its corporate headquarters in the first quarter of 2006, resulting in additional costs of approximately $0.9 million. Combined, expensing stock options and the corporate headquarters relocation reduced operating margin by approximately 0.1% of revenue.

Gross margin for the first quarter of 2006 was 10.8% of revenue, up from 10.5% in the first quarter of 2005. This increase resulted from increased direct-to-consumer sales, whose gross margins are higher than the company’s healthcare provider distribution business. Gross margin from healthcare provider distribution declined by approximately 0.1% of revenue.

The company values inventory for its core distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.4% of revenue in the first quarters of 2006 and 2005.

SG&A expenses were 8.0% of revenue in the first quarter of 2006, up from 7.9% of revenue in the first quarter of 2005. The increase resulted primarily from increased expenses from Access, as the first quarter of 2005 included only two months of Access’ results. SG&A expenses in the healthcare provider distribution business decreased by 0.2% of revenue due to productivity improvements and lower employee healthcare costs under the company’s self-insured plan.

Depreciation and amortization expense increased from $3.4 million in the first quarter of 2005 to $5.6 million in the first quarter of 2006. This increase was primarily driven by $1.6 million of additional amortization of intangible assets due to acquisitions, as well as $0.5 million of amortization of direct-response advertising costs.

Interest expense, net. Net interest expense decreased to $3.1 million for the first quarter of 2006 from $3.3 million in the first quarter of 2005, as the company realized increased interest income on higher cash and cash equivalents balances relative to the first quarter of 2005.

Effective April 7, 2006, the company completed its offering of $200 million of 6.35% Senior Notes maturing in 2016 and retired substantially all of its $200 million of 8 1/2% Senior Subordinated Notes due 2011. The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, as well as working capital requirements.

Income taxes. The provision for income taxes was $10.9 million in the first quarter of 2006 compared with $10.3 million in the same period of 2005, representing an effective rate of 39.7% for the first quarter of 2006, compared with 39.0% for the full year of 2005.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first quarter of 2006, as its cash and cash equivalents increased $0.8 million to $72.7 million during the quarter. In the first quarter of 2006, the company generated $21.6 million of cash flow from operations, compared with $123.0 million in the first quarter of 2005. Cash flows in both quarters were positively affected by timing of payments for inventory, while first quarter 2005 cash flows were also enhanced by improved collections of accounts receivable and inventory reductions. Cash used for investing activities decreased from $64.1 million in the first quarter of 2005 to $8.6 million in the first quarter of 2006, as the company paid $57.9 million in the first quarter of 2005 to purchase Access. Accounts receivable days sales outstanding at March 31, 2006 were 25.5 days, improved from 26.3 days at December 31, 2005, but up from 24.4 days at March 31, 2005. Inventory turnover remained consistent at 10.3 in the first quarters of both 2006 and 2005.

Subsequent to the first quarter, on April 7, 2006, the company issued $200 million of 6.35% Senior Notes (Notes) maturing April 15, 2016. The proceeds from these Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8 1/2% Senior Subordinated Notes. Interest on the Notes will be paid semiannually on April 15 and October 15, beginning October 15, 2006. The company received an investment grade rating of “BBB-” from Fitch Ratings for the new Notes and an investment grade rating of “BBB-” from Standard & Poor’s, consistent with its existing corporate credit rating, and a rating of “Ba2” from Moody’s.

In March 2006, in anticipation of the Notes offering, the company entered into $100 million notional amount of forward contracts designated to hedge the interest rate risk related to the pricing of the offering. These contracts were terminated on April 3, 2006, resulting in a gain of $0.8 million that will be recognized as a reduction of interest expense, net, over the life of the Notes.

In conjunction with the Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. In addition, effective April 3, 2006, the company amended its $250 million revolving credit facility, extending its expiration to May 3, 2011.

The company expects that its available financing will be sufficient to fund its working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2006, the company had $237.8 million of available credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $6.4 million in the first quarter of 2006, compared to $6.2 million in the first quarter of 2005. Construction of the corporate headquarters facility was completed in the first quarter of 2006.

Adoption of SFAS 123(R), Share-Based Payment

Effective January 1, 2006, the company adopted the provisions of SFAS 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values.

The company adopted the provisions of SFAS 123(R) using the modified prospective method. Under this method, compensation expense for all share-based payments granted after January 1, 2006, is recognized based on the requirements of SFAS 123(R), while compensation expense for all awards granted to employees prior to January 1, 2006, that remain unvested as of that date, is recognized based on the requirements of SFAS 123.

As permitted by SFAS 123, the company used the intrinsic value method as defined by APB 25 to account for share-based payments prior to January 1, 2006. As a result, the adoption of SFAS 123(R)

had, and is expected to continue to have, a material effect on the company’s results of operations, although it will not materially affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123(R) cannot be predicted with certainty. However, had the company adopted SFAS 123(R) in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 4 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” For the first quarter of 2006, selling, general and administrative expenses were $449 thousand higher than would have been recorded without the adoption of SFAS 123(R).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required prior to adoption. This requirement reduced net operating cash flows and increased net financing cash flows for the first quarter of 2006 by $1.2 million. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123(R) previously, the amount of cash flows recognized as financing cash flows rather than operating cash flows for such excess tax deductions would have been $0.6 million in the first quarter of 2005.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	the ability of the company to implement its strategic initiatives;

•	dependence on sales to certain customers;

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	the ability of the company to meet customer demand for additional value-added services;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners to perform their contractual responsibilities;

•	the ability to manage operating expenses;

•	the effect of higher fuel prices on delivery costs;

•	the ability of the company to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill;

•	the ability to timely or adequately respond to technological advances in the medical supply industry;

•	the ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies;

•	changes in government regulations, including healthcare laws and regulations; and

•	changes in reimbursement guidelines of Medicare and Medicaid and/or reimbursement practices of private healthcare insurers

Item 3. Quantitative and Qualitative Disclosures About Market Risk

O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

As of March 31, 2006, the company had $100 million notional amount of forward contracts designated to hedge the interest rate risk related to the pricing of its Notes offering. These contracts were terminated on April 3, 2006. Therefore, no market risk related to these instruments exists as of the date of this filing.

Subsequent to March 31, 2006, the company entered into interest rate swap agreements in April 2006 under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. The company had no outstanding borrowings under its revolving credit facility at March 31, 2006. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Through March 31, 2006, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Through March 31, 2006, there have been no material changes in any risk factors reported in such Annual Report.

Item 6. Exhibits.

(a)	Exhibits

1.1	Underwriting Agreement dated as of April 4, 2006, among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and Lehman Brothers Inc. and the other several underwriters named in Schedule I thereto (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 1.1).

4.1	First Amendment to Amended and Restated Credit Agreement dated as of April 3, 2006, among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as borrowers, Owens & Minor, Inc. and certain of its subsidiaries, as guarantors, the banks identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 4.1).

4.2	Indenture dated as of April 7, 2006, for the Senior Notes due 2016 among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 4.2).

4.3	Form of Global Security for the Senior Notes due 2016 (included as Exhibit A to Exhibit 4.2 hereto).

4.4	Fourth Supplemental Indenture dated as of April 7, 2006, among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 4.4).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date May 5, 2006	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date May 5, 2006	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President &
Chief Financial Officer

Date May 5, 2006	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
1.1	Underwriting Agreement dated as of April 4, 2006, among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and Lehman Brothers Inc. and the other several underwriters named in Schedule I thereto (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 1.1).

4.4	First Amendment to Amended and Restated Credit Agreement dated as of April 3, 2006, among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as borrowers, Owens & Minor, Inc. and certain of its subsidiaries, as guarantors, the banks identified on the signature pages thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 4.1).

4.2	Indenture dated as of April 7, 2006, for the Senior Notes due 2016 among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 4.2).

4.3	Form of Global Security for the Senior Notes due 2016 (included as Exhibit A to Exhibit 4.2 hereto).

4.4	Fourth Supplemental Indenture dated as of April 7, 2006, among Owens & Minor, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the company’s Current Report on Form 8-K dated April 7, 2006, Exhibit 4.4).

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.