Form 10-Q
period 2006-06-30
OWENS & MINOR INC/VA/
filed 2006-08-03
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2006, was 40,180,897 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenue	$1,300,315	$1,210,894	$2,562,314	$2,404,494
Cost of revenue	1,159,086	1,082,126	2,284,895	2,149,888

Gross margin	141,229	128,768	277,419	254,606
Selling, general and administrative expenses	104,764	96,075	205,820	190,027
Depreciation and amortization	6,251	5,147	11,879	8,594
Other operating income and expense, net	(1,012)	(960)	(1,932)	(2,071)

Operating earnings	31,226	28,506	61,652	58,056
Interest expense, net	2,346	2,905	5,403	6,230
Loss on early extinguishment of debt	11,411	—	11,411	—

Income before income taxes	17,469	25,601	44,838	51,826
Income tax provision	6,980	9,628	17,846	19,934

Net income	$10,489	$15,973	$26,992	$31,892

Net income per common share - basic	$0.26	$0.40	$0.68	$0.81

Net income per common share - diluted	$0.26	$0.40	$0.67	$0.80

Cash dividends per common share	$0.15	$0.13	$0.30	$0.26

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$74,104	$71,897
Accounts and notes receivable, net of allowances of $14,016 and $13,333	377,283	353,102
Merchandise inventories	470,230	439,887
Other current assets	32,069	29,666

Total current assets	953,686	894,552
Property and equipment, net of accumulated depreciation of $66,597 and $70,481	56,105	51,942
Goodwill, net	242,749	242,620
Intangible assets, net	20,543	18,383
Other assets, net	32,481	32,353

Total assets	$1,305,564	$1,239,850

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$443,520	$387,833
Accrued payroll and related liabilities	9,497	12,701
Other accrued liabilities	82,503	88,334

Total current liabilities	535,520	488,868
Long-term debt	197,698	204,418
Other liabilities	38,361	34,566

Total liabilities	771,579	727,852

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 40,143 shares and 39,890 shares	80,286	79,781
Paid-in capital	139,679	133,653
Retained earnings	322,321	307,353
Accumulated other comprehensive loss	(8,301)	(8,789)

Total shareholders’ equity	533,985	511,998

Total liabilities and shareholders’ equity	$1,305,564	$1,239,850

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$26,992	$31,892
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,879	8,594
Loss on early extinguishment of debt	11,411	—
Provision for LIFO reserve	5,070	5,493
Stock-based compensation expense	2,945	1,051
Provision for losses on accounts and notes receivable	4,535	1,697
Deferred direct-response advertising costs	(4,842)	(2,421)
Changes in operating assets and liabilities:
Accounts and notes receivable	(28,184)	6,901
Merchandise inventories	(35,320)	27,853
Accounts payable	59,811	45,553
Net change in other current assets and liabilities	(12,249)	(8,362)
Other, net	22	3,135

Cash provided by operating activities	42,070	121,386

Investing activities
Additions to property and equipment	(8,286)	(14,093)
Additions to computer software	(2,869)	(1,510)
Acquisition of intangible assets	(2,090)	—
Net cash paid for acquisitions of businesses	(3,721)	(60,619)
Other, net	(493)	11

Cash used for investing activities	(17,459)	(76,211)

Financing activities
Net proceeds of issuance of long-term debt	198,134	—
Repayment of long-term debt	(210,449)	—
Cash dividends paid	(12,024)	(10,340)
Proceeds from exercise of stock options	2,924	3,452
Excess tax benefits related to stock-based compensation	1,221	—
Decrease in drafts payable	(4,500)	(19,877)
Other, net	2,290	(122)

Cash used for financing activities	(22,404)	(26,887)

Net increase in cash and cash equivalents	2,207	18,288

Cash and cash equivalents at beginning of period	71,897	55,796

Cash and cash equivalents at end of period	$74,104	$74,084

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Accounting Policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2006 and December 31, 2005, and the consolidated results of operations for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

These financial statements are presented on a consolidated basis, and do not include condensed consolidating financial information, because i) all registered securities of the company are issued by the parent company, which has no independent assets or operations, ii) all securities that are guaranteed are fully, unconditionally, jointly and severally guaranteed by all significant subsidiaries, and iii) any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

Effective February 24, 2006, the company acquired certain operating assets of a direct-to-consumer distributor of diabetic supplies for $2.3 million in total consideration. The assets acquired consisted primarily of customer relationships.

Effective June 30, 2006, the company acquired a Michigan-based, direct-to-consumer diabetes-supply company for $3.6 million in total consideration. The purchase price is subject to adjustment upon a final determination of the net working capital and total number of customers acquired. A preliminary allocation of the purchase price resulted in approximately $0.3 million of net tangible assets and $3.3 million of intangible assets, which consist primarily of customer relationships. The allocation of the purchase price is expected to be finalized after the valuation of certain acquired assets is complete.

The company entered the direct-to-consumer diabetic supply business on January 31, 2005, and from this date through June 30, 2006, the company has completed a series of acquisitions in this business. For the three-month periods ended June 30, 2006 and 2005, the direct-to-consumer diabetic supply business contributed $21.2 million and $14.5 million of revenue and $0.3 million and $0.8 million of operating earnings to the company. For the six-month periods ended June 30, 2006 and 2005, the direct-to-consumer diabetic supply business contributed $39.0 million and $22.9 million of revenue. Operating earnings were $0.0 million for the six-month period ended June 30, 2006, and $2.2 million for the corresponding period of 2005.

4.	Stock-Based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. At June 30, 2006, approximately 3.2 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria, related to the achievement of certain financial and operational results. At June 30, 2006, there were no SARs outstanding.

The company has a Management Equity Ownership Program. This program requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers and certain other employees who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program.

The company also awards restricted stock under the Plans to officers and certain other employees based on pre-established objectives.

Effective January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values. The company adopted the provisions of SFAS 123(R) using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date and are expected to vest. The following table presents the effect of adopting SFAS 123(R) on the results of operations:

(in thousands, except per share data)	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
	As Reported	Effect of SFAS 123(R)	As Reported	Effect of SFAS 123(R)
Income before income taxes	$17,469	$(1,167)	$44,838	$(1,617)
Net income	10,489	(712)	26,992	(986)

Net income per basic common share	$0.26	$(0.02)	$0.68	$(0.02)
Net income per diluted common share	0.26	(0.02)	0.67	(0.02)

Cash provided by operating activities	$20,433	$(55)	$42,070	$(1,221)
Cash used for financing activities	$10,179	$55	$22,404	$1,221

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

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$15,973	$31,892
Add: Stock-based employee compensation expense included in reported net income, net of tax	251	527
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(743)	(1,283)

Pro forma net income	$15,481	$31,136

Per common share - basic:
Net income, as reported	$0.40	$0.81
Pro forma net income	$0.39	$0.79
Per common share - diluted:
Net income, as reported	$0.40	$0.80
Pro forma net income	$0.39	$0.78

The following table summarizes the activity and terms of outstanding options for the six months ended June 30, 2006:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at December 31, 2005	1,838	$20.49
Granted	309	31.98
Exercised	(210)	18.66
Forfeited	(18)	20.29

Options outstanding at June 30, 2006	1,919	22.55	4.77	$11,604

Vested or expected to vest at June 30, 2006	1,865	22.32	4.72	$11,719
Exercisable options at June 30, 2006	1,339	19.34	4.18	$12,403

The total intrinsic value of options exercised in the second quarter was $0.1 million and was $2.6 million for the six months ended June 30, 2006. In 2005, total intrinsic value of options exercised in the second quarter was $2.7 million and was $4.2 million for the six months ended June 30. The weighted average fair value of options granted in the second quarter and the first six months of 2006 was $8.42. In 2005, the weighted average fair value of options granted in the second quarter was $6.84 and in the six months ended June 30, was $6.80.

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock over the most recent period of time equal to the expected term of the option. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior based on historical patterns. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table summarizes the assumptions used to determine the fair value of options granted during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term	5.1-5.8 years	4 years	5.1-5.8 years	4 years
Expected volatility	24.6%-28.0%	28.7%-28.9%	24.6%-28.0%	28.7%-30.1%
Expected dividend yield	1.9%	2.0%-2.2%	1.9%	2.0%-2.3%
Risk-free interest rate	4.94%-4.95%	3.6%-3.8%	4.94%-4.95%	3.6%-3.8%

The following table summarizes the activity and terms of nonvested restricted stock for the six months ended June 30, 2006:

	Number of Shares (000’s)	Weighted Average Grant-date Value
Nonvested shares at December 31, 2005	218	$24.12
Granted	97	31.54
Vested	(31)	16.15
Forfeited	(7)	27.10

Nonvested shares at June 30, 2006	277	27.54

The weighted average market value per share of restricted stock granted in the six months ended June 30, 2006 and 2005, was $31.54 and $28.93. The total value of restricted stock vested during the six months ended June 30, 2006 and 2005, was $0.5 million and $0.8 million.

Total stock-based compensation expense for the six months ended June 30, 2006 and 2005, was $2.9 million and $0.9 million, with recognized tax benefits of $1.1 million and $0.4 million. As of June 30, 2006, the total unrecognized compensation cost related to nonvested awards was $7.7 million, expected to be recognized over a weighted-average period of 2.1 years.

Beginning with awards granted on or after January 1, 2006, unearned compensation is recognized as compensation expense ratably over the shorter of the vesting period or the period from the date of grant to the date that the employee is eligible for retirement. For awards issued prior to January 1, 2006, unearned compensation is recognized as compensation expense ratably over the vesting period. For grants which vest based on certain specified performance criteria, unearned compensation is recognized as compensation expense over the period of performance, once achievement of criteria is deemed probable. Had unearned compensation been recognized in the current manner for grants prior to 2006, stock compensation expense would have been higher by $17 thousand and $85 thousand for the three months ended June 30, 2006 and 2005, and higher by $96 thousand and $316 thousand for the six months ended June 30, 2006 and 2005.

5.	Direct-Response Advertising Costs

Beginning on January 31, 2005, the company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. For the quarters ended June 30, 2006 and 2005, the company deferred $2.9 million and $1.6 million of direct-response advertising costs. The company recorded amortization of $0.7 million in the second quarter and $1.2 million in the first six months of 2006 and recorded amortization of $0.2 million in the comparable periods of 2005. At June 30, 2006 and December 31, 2005, deferred advertising costs of $7.4 million and $3.7 million, net of accumulated amortization of $2.1 million and $0.9 million, were included in other assets, net, on the company’s consolidated balance sheets.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the six months ended June 30, 2006:

(in thousands)
Balance, December 31, 2005	$242,620
Additions due to acquisitions	129

Ending balance	$242,749

Intangible assets, net, at June 30, 2006 and December 31, 2005 are as follows:

(in thousands)
		June 30, 2006		December 31, 2005
	Weighted average useful life	Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	4 years	$22,806	$7,106	$17,334	$4,109
Other intangibles	6 years	4,496	1,002	4,421	612

		27,302	8,108	21,755	4,721
Unamortized intangible pension asset		1,349	—	1,349	—

Total		$28,651	$8,108	$23,104	$4,721

Amortization expense for intangible assets was $1.8 million and $1.5 million for the three months ended June 30, 2006 and 2005, and $3.4 million and $1.5 million for the six months ended June 30, 2006 and 2005.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2006 - $3.7 million; 2007 - $6.0 million; 2008 - $5.3 million; 2009 - $2.7 million; 2010 - $0.8 million.

7.	Long-term Debt

In April 2006, the company issued $200.0 million of 6.35% Senior Notes maturing on April 15, 2016 (Notes). Interest on the Notes is payable semi-annually on April 15 and October 15, beginning October 15, 2006. The Notes are redeemable at the company’s option, subject to restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company. The net proceeds from the Notes, together with cash on hand, were used to retire the 8 1/2% Senior Subordinated Notes due in 2011 (2011 Notes).

The early retirement of the 2011 Notes resulted in loss of $11.4 million, comprised of $8.0 million of retirement cost in excess of carrying value, a $3.0 million write-off of debt issuance costs, and $0.4 million of fees.

Also in April 2006, the company amended its $250.0 million revolving credit facility in order to reduce the applicable borrowing rates and fees payable, eliminate the borrowing base limitation applicable to borrowings under the revolving credit facility, increase the amount of certain types of indebtedness that can be incurred under the facility and to extend the term of the agreement to May 2011.

8.	Derivative and Hedging Activities

The company generally enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to variable rate financing. In conjunction with the 2011 Notes, the company had interest rate swap agreements with a $100.0 million notional value that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were terminated in March 2006.

In March 2006, the company entered into forward contracts to hedge its future interest rate risk associated with the pricing of the Notes. See note 7 for further description of the Notes offering. The contracts were terminated in April 2006, resulting in a gain of $0.8 million that will be recognized in interest expense, net, ratably over the life of the Notes.

In April 2006, in conjunction with the issuance of the Notes, the company entered into interest rate swap agreements, under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100.0 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

9.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and six months ended June 30, 2006 and 2005 are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$215	$140	$429	$518
Interest cost	766	806	1,532	1,611
Expected return on plan assets	(417)	(409)	(812)	(814)
Amortization of prior service cost	40	40	79	79
Recognized net actuarial loss	262	295	544	645

Net periodic pension cost	$866	$872	$1,772	$2,039

10.	Comprehensive Income

The company’s comprehensive income for the three and six months ended June 30, 2006 and 2005 is shown in the table below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income	$10,489	$15,973	$26,992	$31,892
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	(5)	—	501	—
Reclassification of gain on cash-flow hedge derivative to net income, net of tax	(12)	—	(12)	—

Comprehensive income	$10,472	$15,973	$27,481	$31,892

11.	Net Income per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted net income per common share – net income	$10,489	$15,973	$26,992	$31,892
Denominator:
Denominator for basic net income per common share – weighted average shares	39,862	39,490	39,797	39,409
Effect of dilutive securities - stock options and restricted stock	481	531	511	542

Denominator for diluted net income common share – adjusted weighted average shares	40,343	40,021	40,308	39,951

Net income per common share – basic	$0.26	$0.40	$0.68	$0.81
Net income per common share – diluted	$0.26	$0.40	$0.67	$0.80

12.	Contingency

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.6 million in federal, state, and local taxes for tax years through 2005 on which deferred taxes have been provided, as well as interest, calculated at statutory rates, of approximately $7.5 million as of June 30, 2006, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

13.	Subsequent Event

Subsequent to June 30, 2006, the company signed a definitive agreement to acquire certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc., a business unit of McKesson Corporation, for approximately $170 million in cash. The acquisition includes inventory estimated at approximately $130 million, acute-care customer contracts and certain fixed assets. The transaction is subject to various closing conditions, including regulatory approvals, and is expected to close no later than the fourth quarter of 2006.

In July 2006, the company acquired certain operating assets of a California-based direct-to-consumer distributor of diabetic supplies for approximately $8.1 million in cash. The purchase price is subject to adjustment upon a final determination of the total number of customers acquired. The assets acquired consist primarily of customer relationships, other intangible assets and inventory.

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

Results of Operations

Second quarter and first six months of 2006 compared with 2005

Overview. In the second quarter and first six months of 2006, the company earned net income of $10.5 million and $27.0 million, decreases of 34% and 15% from the comparable periods of 2005. Net income per diluted common share was $0.26 for the second quarter and $0.67 for the first six months of 2006, down from $0.40 for the second quarter and $0.80 for the first six months of 2005. These decreases resulted from a second quarter pre-tax charge of $11.4 million related to the early retirement of debt, as the company refinanced $200 million in debt at a more favorable rate, and the expensing of equity-based compensation associated with the adoption of Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment, in the first quarter of 2006. These decreases were partially offset by increased operating earnings. Operating earnings, which were $31.2 million for the second quarter and $61.7 million for the first six months of 2006, increased by 10% from the second quarter and 6% from the first six months of 2005 primarily due to 7% revenue growth and productivity gains.

Acquisitions. On January 31, 2005, the company acquired Access Diabetic Supply, LLC (Access), a Florida-based, direct-to-consumer distributor of diabetic supplies and products for certain other chronic disease categories, for total consideration, including transaction costs, of approximately $58.8 million in cash. Access primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical/surgical supply distribution business. Since January 31, 2005, the company has acquired either the stock or certain assets of four direct-to-consumer distributors of diabetic testing supplies for a total of $13.8 million. The assets acquired consist primarily of customer relationships, other intangible assets and inventory. Direct-to-consumer distribution revenue was $21.2 million in the second quarter and $39.0 million for the first six months of 2006, up from $14.5 million in the second quarter and $22.9 million in the first six months of 2005. The increase was a result of the acquisitions, customer growth through advertising, and the inclusion of six months of results in the first half of 2006 compared to five months in the first half of 2005. Operating earnings were $0.3 million for the second quarter and $0.0 million for the first six months of 2006, while in 2005, operating earnings were $0.8 million in the second quarter and $2.2 million for the first six months. Earnings were negatively affected by an increase in SG&A expenses and increased amortization resulting from acquired customer relationships and direct-response advertising.

In 2005, O&M acquired certain assets of two small software companies to broaden the technology portfolio of OMSolutionsSM for a total of $4.9 million in cash.

Revenue. Revenue increased 7% to $1.30 billion in the second quarter of 2006 from $1.21 billion in the second quarter of 2005. For the first six months of 2006, revenue also increased 7% over the comparable prior year period. The increase resulted from a combination of higher sales volume to existing customers, which accounted for approximately 60% of the year-to-date increase and 50% of the second quarter increase, sales to new healthcare provider customers, approximately 30% of the increase in both periods, and growth in the direct-to-consumer business of approximately $6.7 million in the second quarter and $16.1 million for the six months ended June 30, 2006.

Operating earnings. Operating earnings increased 10% to $31.2 million in the second quarter of 2006 from $28.5 million in the first quarter of 2005, and increased 6% to $61.7 million in the first six months of 2006 from $58.1 million in the first six months of 2005. As a percent of revenue, operating earnings remained unchanged at 2.4% in the second quarter and the first six months of 2006 from the comparable periods of 2005. Operating earnings include stock option expense of $1.2 million in the second quarter and $1.6 million in the first six months of 2006 as a result of adopting SFAS 123(R) in the first quarter of 2006. The company relocated its corporate headquarters in the first quarter of 2006, resulting in additional costs of approximately $0.9 million. Combined, the expensing of stock options and the corporate headquarters relocation reduced operating margin by approximately 0.1% of revenue in the second quarter and the first six months of 2006.

Gross margin was 10.9% of revenue for the second quarter and 10.8% of revenue for the first six months of 2006, up from 10.6% in the comparable periods of 2005. This increase resulted from increased sales in the direct-to-consumer business, which experiences higher gross margins than the company’s healthcare provider distribution business. Gross margin from healthcare provider distribution was unchanged in the second quarter from the comparable period in 2005 and declined by approximately 0.1% of revenue in the first six months of 2006 from the comparable period in 2005.

The company values inventory for its healthcare provider distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.2% of revenue in the first six months of 2006 and 2005. Gross margin for the second quarters of 2006 and 2005 would not have differed materially from reported amounts.

SG&A expenses were 8.1% of revenue in the second quarter and 8.0% in the first six months of 2006, up from 7.9% in the comparable periods of 2005. The increase resulted primarily from increased expenses from the direct-to-consumer business, which experiences higher expenses as a percentage of revenue than the healthcare provider distribution business. SG&A expenses in the healthcare provider distribution business for the second quarter and the first six months of 2006 decreased by 0.1% of revenue due to productivity improvements from the comparable periods in 2005.

Depreciation and amortization expense for the second quarter and first six months of 2006 was $6.3 million and $11.9 million, up $1.2 million and $3.3 million from the comparable periods of 2005. These increases were primarily driven by an increase in the amortization of intangibles of $0.3 million for the second quarter and $1.9 million for the first six months of 2006 due to acquisitions, as well as an increase in amortization of direct-response advertising costs of $0.5 million for the second quarter and $1.0 million for the first six months of 2006.

Interest expense, net. Net interest expense decreased to $2.3 million for the second quarter and $5.4 million for the first six months of 2006 from $2.9 million in the second quarter and $6.2 million in the first six months of 2005, as the company realized increased interest income as a result of higher interest rates and higher cash and cash equivalents balances than in the comparable periods of 2005.

Effective April 7, 2006, the company completed its offering of $200 million of 6.35% Senior Notes maturing in 2016 (Notes) and retired substantially all of its $200 million of 8 1/2% Senior Subordinated Notes due 2011(2011 Notes). The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, funds used for acquisitions and working capital requirements.

Income taxes. The provision for income taxes was $7.0 million and $17.8 million in the second quarter and first six months of 2006 compared with $9.6 million and $19.9 million in the same periods of 2005. The effective tax rate was 40.0% and 39.8% for the second quarter and first half of 2006, compared to 39.0% for the full year of 2005. The tax rate was lower in 2005 than in the comparable periods of 2006 because of adjustments recorded in the second quarter of 2005 to the company’s reserve for tax liabilities for years no longer subject to audit.

Financial Condition, Liquidity and Capital Resources

Liquidity. The company’s liquidity remained strong in the first six months of 2006, as its cash and cash equivalents increased $2.2 million to $74.1 million during the period. In the first six months of 2006, the company generated $42.1 million of cash flow from operations, compared with $121.4 million in the first half of 2005. Cash flows in both periods were positively affected by timing of payments for inventory. Cash flows in the first six months of 2005 were also enhanced by improved collections of accounts receivable and inventory reductions. Cash used for investing activities decreased from $76.2 million in the first six months of 2005 to $17.5 million in the first half of 2006, as the company paid $60.6 million in the first half of 2005 to fund acquisitions. Accounts receivable days sales outstanding at June 30, 2006, were 24.9 days, improved from 26.3 days at December 31, 2005, up slightly from 24.8 days at June 30, 2005. Inventory turnover decreased to 10.1 in the second quarter of 2006 from 10.7 in the second quarter of 2005 primarily due to new customer growth.

The company’s financing activities used $22.4 million of cash in the first six months of 2006 primarily due to the payment of dividends and the early retirement of debt. The company issued $200 million of 6.35% Senior Notes maturing April 15, 2016. The net proceeds from the Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8 1/2% Senior Subordinated Notes. Interest on the Notes will be paid semiannually on April 15 and October 15, beginning October 15, 2006. The company received an investment grade rating of “BBB-” from Fitch Ratings for the new Notes and an investment grade rating of “BBB-” from Standard & Poor’s, consistent with its existing corporate credit rating, and a rating of “Ba2” from Moody’s.

In March 2006, in anticipation of the Notes offering, the company entered into $100 million notional amount of forward contracts designated to hedge the interest rate risk related to the pricing of the offering. These contracts were terminated in April 2006, resulting in a gain of $0.8 million that will be recognized as a reduction of interest expense, net, over the life of the Notes.

In conjunction with the Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities. In addition, the company amended its $250 million revolving credit facility, extending its expiration to May 3, 2011.

On July 11, 2006, the company announced it signed a definitive agreement to acquire certain assets of the acute-care medical surgical supply distribution business of McKesson Corporation for approximately $170 million. The company intends to fund this acquisition with available credit under its revolving credit facility and cash balances on hand.

The company believes its available financing sources subsequent to this acquisition will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 2006, the company had $237.8 million of available credit under its revolving credit facility.

Capital Expenditures. Capital expenditures were $11.2 million in the first six months of 2006, compared to $15.6 million in the first half of 2005. Construction of the corporate headquarters facility was completed in the first quarter of 2006.

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

The company adopted the provisions of SFAS 123(R) using the modified prospective method. Under this method, compensation expense for all share-based payments granted after January 1, 2006, is recognized based on the requirements of SFAS 123(R), while compensation expense for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date, is recognized based on the requirements of SFAS 123.

As permitted by SFAS 123, the company used the intrinsic value method as defined by APB 25 to account for share-based payments prior to January 1, 2006. As a result, the adoption of SFAS 123(R) had, and is expected to continue to have, a material effect on the company’s results of operations, although it will not materially affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123(R) cannot be predicted with certainty. However, had the company adopted SFAS 123(R) in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 4 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SG&A expenses were $1.2 million higher in the second quarter and $1.6 million higher in the first six months of 2006 than would have been recorded without the adoption of SFAS 123(R).

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash flows, rather than as operating cash flows as required prior to adoption. This requirement reduced net operating cash flows and increased net financing cash flows for the first half of 2006 by $1.2 million. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123(R) previously, the amount of cash flows recognized as financing cash flows rather than operating cash flows for such excess tax deductions would have been $1.4 million in the first six months of 2005.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” which is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company is currently assessing the potential impact of the interpretation on its financial statements.

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

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and revolving credit facility. As of June 30, 2006, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had no outstanding borrowings under its revolving credit facility at June 30, 2006. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Through June 30, 2006, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Through June 30, 2006, there have been no material changes in any risk factors reported in such Annual Report.

Item 4. Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 28, 2006, with the voting results designated below for each such matter:

(1)	Election of John T. Crotty, Richard E. Fogg, James E. Rogers, and James E. Ukrop, as directors of O&M for a three year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
John T. Crotty	37,266,669	658,476	0	0
Richard E. Fogg	37,271,738	653,407	0	0
James E. Rogers	36,673,277	1,251,868	0	0
James E. Ukrop	37,123,915	801,230	0	0

(2)	Ratification of the appointment of KPMG LLP as O&M’s independent registered public accountants for 2006.

Votes For	Votes Against Or Withheld	Abstentions
37,458,580	264,855	201,710

Item 6. Exhibits

2.1	Asset Purchase and Sale Agreement dated as of July 10, 2006 among Owens & Minor Distribution, Inc., Owens & Minor, Inc., McKesson Medical-Surgical, Inc. and McKesson Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 14, 2006)

10.1	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date August 3, 2006	/s/ CRAIG R. SMITH
Craig R. Smith President & Chief Executive Officer

Date August 3, 2006	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President & Chief Financial Officer

Date August 3, 2006	/s/ OLWEN B. CAPE
Olwen B. Cape Vice President, Controller & Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

2.1	Asset Purchase and Sale Agreement dated as of July 10, 2006 among Owens & Minor Distribution, Inc., Owens & Minor, Inc., McKesson Medical-Surgical, Inc. and McKesson Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K dated July 14, 2006)

10.1	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.