Form 10-Q
period 2006-09-30
OWENS & MINOR INC/VA/
filed 2006-11-03
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Registrant's telephone number, including area code (804) 723-7000

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

The number of shares of Owens & Minor, Inc.'s common stock outstanding as of October 31, 2006, was 40,197,538 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share data)	2006	2005	2006	2005
Revenue	$1,319,179	$1,201,971	$3,881,493	$3,606,465
Cost of revenue	1,174,699	1,071,246	3,459,594	3,221,134

Gross margin	144,480	130,725	421,899	385,331
Selling, general and administrative expenses	111,945	95,393	317,765	285,420
Depreciation and amortization	7,705	5,230	19,584	13,824
Other operating income and expense, net	(720)	(969)	(2,652)	(3,040)

Operating earnings	25,550	31,071	87,202	89,127
Interest expense, net	2,433	2,967	7,836	9,197
Loss on early extinguishment of debt	—	—	11,411	—

Income before income taxes	23,117	28,104	67,955	79,930
Income tax provision	8,663	11,314	26,509	31,248

Net income	$14,454	$16,790	$41,446	$48,682

Net income per common share - basic	$0.36	$0.42	$1.04	$1.23

Net income per common share - diluted	$0.36	$0.42	$1.03	$1.22

Cash dividends per common share	$0.15	$0.13	$0.45	$0.39

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$2,278	$71,897
Accounts and notes receivable, net of allowances of $16,960 and $13,333	391,408	353,102
Merchandise inventories	607,754	439,887
Other current assets	35,295	29,666

Total current assets	1,036,735	894,552
Property and equipment, net of accumulated depreciation of $68,659 and $70,481	63,736	51,942
Goodwill, net	242,857	242,620
Intangible assets, net	26,757	18,383
Other assets, net	84,809	32,353

Total assets	$1,454,894	$1,239,850

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$444,339	$387,833
Accrued payroll and related liabilities	14,691	12,701
Other accrued liabilities	90,213	88,334

Total current liabilities	549,243	488,868
Long-term debt	326,928	204,418
Other liabilities	34,004	34,566

Total liabilities	910,175	727,852

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 40,194 shares and 39,890 shares	80,388	79,781
Paid-in capital	141,898	133,653
Retained earnings	330,746	307,353
Accumulated other comprehensive loss	(8,313)	(8,789)

Total shareholders’ equity	544,719	511,998

Total liabilities and shareholders’ equity	$1,454,894	$1,239,850

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Operating activities
Net income	$41,446	$48,682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,584	13,824
Loss on early extinguishment of debt	11,411	—
Provision for LIFO reserve	5,070	5,628
Stock-based compensation expense	4,141	1,505
Provision for losses on accounts and notes receivable	12,756	3,081
Deferred direct-response advertising costs	(7,250)	(3,826)
Changes in operating assets and liabilities:
Accounts and notes receivable	(50,545)	(457)
Merchandise inventories	(51,042)	12,442
Accounts payable	55,630	56,815
Net change in other current assets and liabilities	(9,513)	2,442
Other, net	(373)	4,119

Cash provided by operating activities	31,315	144,255

Investing activities
Additions to property and equipment	(14,169)	(20,906)
Additions to computer software	(4,982)	(2,070)
Acquisition of intangible assets	(10,777)	—
Net cash paid for acquisitions of businesses	(168,544)	(61,515)
Other, net	(686)	22

Cash used for investing activities	(199,158)	(84,469)

Financing activities
Net proceeds of issuance of long-term debt	198,054	—
Repayment of long-term debt	(210,459)	—
Cash dividends paid	(18,053)	(15,527)
Net proceeds from revolving credit facility	121,000	—
Proceeds from exercise of stock options	3,845	4,176
Excess tax benefits related to stock-based compensation	1,447	—
Increase (decrease) in drafts payable	500	(4,677)
Other, net	1,890	(208)

Cash provided by (used for) financing activities	98,224	(16,236)

Net increase (decrease) in cash and cash equivalents	(69,619)	43,550
Cash and cash equivalents at beginning of period	71,897	55,796

Cash and cash equivalents at end of period	$2,278	$99,346

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2006 and December 31, 2005, and the consolidated results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

These financial statements are presented on a consolidated basis, and do not include condensed consolidating financial information, because (i) all registered securities of the company are issued by the parent company, which has no independent assets or operations, (ii) all securities that are guaranteed are fully, unconditionally, jointly and severally guaranteed by all significant subsidiaries, and (iii) any subsidiaries of the parent company other than the subsidiary guarantors are minor.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Acquisitions

McKesson Acute Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, related to the acute care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (the Seller), a wholly-owned subsidiary of McKesson Corporation. The purchase agreement provides for the delayed transfer of fixed assets and leases for certain of the distribution centers subject to the agreement to facilitate the transition of the acquired business to O&M. The Seller and the company have entered into a transition services agreement pursuant to which the Seller will provide ongoing operational support of the business during the transition period. The acquisition is consistent with the company’s strategy of expanding its acute care medical and surgical distribution customer base.

The purchase price as of the acquisition date was approximately $167.5 million, including cash paid of $165.3 million and $2.2 million of accrued transaction costs. The purchase price is subject to adjustment upon a final determination of the value of inventory transferred. The acquisition was financed with borrowings under the company's revolving credit facility and cash on-hand.

The acquisition is being accounted for as a business combination in accordance with Statement of Financial Accounting Standards No. (SFAS) 141, Business Combinations, and,

as such, the acquired assets and liabilities are recorded based on their estimated fair values as of the closing date. A preliminary allocation of the purchase price resulted in inventory of $121.8 million, $0.4 million of other current assets and $49.5 million of other non-current assets, which the company expects will be allocated primarily to goodwill and intangible assets. The allocation of the purchase price is expected to be finalized after the valuation of certain assets and liabilities is complete. In connection with the acquisition, the company recorded $4.1 million of estimated involuntary termination costs and lease exit liabilities. The results of operations of the acquired business will be included in the company’s financial statements commencing October 1, 2006.

The following unaudited pro forma information assumes that the company and the acquired business were combined at the beginning of the respective periods presented. The data is presented for informational purposes only and does not purport to be indicative of the results that would have been achieved if the acquisition had occurred at the beginning of each of the periods presented. The data does not reflect operating efficiencies expected to be realized from the combined operations nor is it indicative of future operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Revenue	$1,593,467	$1,464,942	$4,719,707	$4,404,949
Net income	$7,255	$15,968	$23,002	$45,609
Basic earnings per share	$0.18	$0.40	$0.58	$1.16
Diluted earnings per share	$0.18	$0.40	$0.57	$1.14

Note: Included in the pro forma results for the three and nine month periods ended September 30, 2006, are approximately $7 million of non-recurring charges, incurred by McKesson Medical-Surgical Inc. in the third quarter of 2006, related to the divestiture of the acute care distribution business.

The pro forma amounts above include estimated adjustments for amortization of acquired intangible assets, depreciation of acquired fixed assets and interest expense on borrowings and loss of interest income on cash balances used to fund the purchase price, assuming the acquisition occurred as of the beginning of the periods presented. Interest has been calculated at the company’s borrowing rate under its credit facility based on rates available to the company during the periods presented. The pro forma net earnings above assume an income tax provision at the company’s consolidated tax rate for the respective year.

Direct-to-Consumer Acquisitions

The company entered the direct-to-consumer supply business on January 31, 2005, and from this date through September 30, 2006, the company has completed a series of acquisitions in this business.

During the first two quarters of 2006, the company completed two acquisitions in the direct-to-consumer business for total consideration of $5.9 million. During the third quarter of 2006, the company completed three acquisitions in the direct-to-consumer supply business for total consideration of approximately $8.9 million. The assets acquired in these transactions consist primarily of customer relationships.

For the three month periods ended September 30, 2006 and 2005, the direct-to-consumer supply business contributed $25.7 million and $17.2 million of revenue and $4.7 million in operating loss and $1.6 million of operating earnings to the company. For the nine month periods ended September 30, 2006 and 2005, direct-to-consumer distribution contributed $64.7 million and $40.1 million of revenue. The business had an operating loss of $4.7 million for the nine month period ended September 30, 2006, and $3.8 million of operating earnings for the corresponding period of 2005.

4.	Stock-Based Compensation

The company maintains stock-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the Board of Directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs and restricted and unrestricted stock. The company uses authorized and unissued common shares for grants of restricted stock or stock option exercises. At September 30, 2006, approximately 2.6 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of performance criteria, related to the achievement of certain financial and operational results. At September 30, 2006, there were no SARs outstanding.

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

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
(in thousands, except per share data)	As Reported	Effect of SFAS 123(R)	As Reported	Effect of SFAS 123(R)
Income before income taxes	$23,117	$(541)	$67,955	$(2,158)
Net income	14,454	(323)	41,446	(1,289)

Net income per basic common share	$0.36	$0.01	$1.04	$0.03
Net income per diluted common share	0.36	0.01	1.03	0.03

Cash provided by (used for) operating activities	$(10,755)	$226	$31,315	$1,447
Cash provided by financing activities	$120,628	$226	$98,224	$1,447

The adoption of the provisions of SFAS 123(R) did not have a material cumulative effect on the company’s financial position or results of operations at January 1, 2006.

Prior to January 1, 2006, the company used the intrinsic value method, as defined by APB 25, to account for stock-based compensation. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The following table presents the effect on net income and earnings per share had the company used the fair value method to account for stock-based compensation prior to 2006:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income	$16,790	$48,682

Add: Stock-based employee compensation expense included in reported net income, net of tax	259	786
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(574)	(1,857)

Pro forma net income	$16,475	$47,611

Per common share - basic:
Net income, as reported	$0.42	$1.23
Pro forma net income	$0.42	$1.21
Per common share - diluted:
Net income, as reported	$0.42	$1.22
Pro forma net income	$0.41	$1.19

The following table summarizes the activity and terms of outstanding options for the nine months ended September 30, 2006:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000’s)
Options outstanding at December 31, 2005	1,838	$20.49
Granted	323	31.98
Exercised	(258)	18.66
Forfeited	(20)	21.01

Options outstanding at September 30, 2006	1,883	$22.72	4.57	$19,147

Vested or expected to vest at September 30, 2006	1,828	$22.48	4.51	$19,031
Exercisable options at September 30, 2006	1,314	$19.54	3.98	$17,537

The total intrinsic value of options exercised in the third quarter was $0.5 million and was $3.2 million for the nine months ended September 30, 2006. In 2005, total intrinsic value of options exercised in the third quarter was $0.8 million and was $4.9 million for the nine months ended September 30. The weighted average fair value of options granted in the first nine months of 2006 was $8.42. There were no options granted in the third quarter of 2006. In 2005, the weighted average fair value of options granted in the third quarter was $6.96 and in the nine months ended September 30, was $6.81.

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company's stock over the most recent period of time equal to the expected term of the option. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior based on historical patterns. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table summarizes the assumptions used to determine the fair value of options granted during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term	—	4 years	5.1-5.8 years	4 years
Expected volatility	—	28.5%	24.6% - 28%	28.5% - 30.1%
Expected dividend yield	—	2.1%	1.9%	2.0% - 2.3%
Risk-free interest rate	—	4.0%	4.94% - 4.95%	3.6% - 4.0%

The following table summarizes the activity and terms of nonvested restricted stock for the nine months ended September 30, 2006:

	Number of Shares (000’s)	Weighted Average Grant-date Value
Nonvested shares at December 31, 2005	218	$24.12
Granted	97	31.54
Vested	(40)	18.20
Forfeited	(6)	27.12

Nonvested shares at September 30, 2006	269	27.70

The weighted average market value per share of restricted stock granted in the nine months ended September 30, 2006 and 2005, was $31.54 and $28.93. The total value of restricted stock vested during the nine months ended September 30, 2006 and 2005, was $0.8 million.

Total stock-based compensation expense for the three months ended September 30, 2006 and 2005, was $1.2 million and $0.4 million, with recognized tax benefits of $0.5 million and $0.2 million. For the nine months ended September 30, 2006 and 2005 total stock-based compensation, was $4.1 million and $1.3 million, with recognized tax benefits of $1.7 million and $0.5 million. As of September 30, 2006, the total unrecognized compensation cost related to nonvested awards was $6.7 million, expected to be recognized over a weighted-average period of 1.9 years.

Beginning with awards granted on or after January 1, 2006, unearned compensation is recognized as compensation expense ratably over the shorter of the vesting period or the period from the date of grant to the date that the employee is eligible for retirement. For awards issued prior to January 1, 2006, unearned compensation is recognized as compensation expense ratably over the vesting period. For grants which vest based on certain specified performance criteria, unearned compensation is recognized as compensation expense over the period of performance, once achievement of criteria is deemed probable. Had unearned compensation been recognized in the current manner for grants prior to 2006, stock compensation expense would have been lower by $70 thousand and $55 thousand for the three months ended September 30, 2006 and 2005, and higher by $92 thousand and $185 thousand for the nine months ended September 30, 2006 and 2005.

5.	Direct-Response Advertising Costs

Beginning on January 31, 2005, the company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. At September 30, 2006 and December 31, 2005, deferred advertising costs of $8.8 million and $3.7 million, net of accumulated amortization of $3.0 million and $0.9 million, were included in other assets, net, on the company’s consolidated balance sheets. The company recorded amortization of $0.9 million in the third quarter and $2.1 million in the first nine months of 2006 and recorded amortization of $0.3 million and $0.5 million in the comparable periods of 2005.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the nine months ended September 30, 2006:

(in thousands)
Balance, December 31, 2005	$242,620
Additions due to acquisitions	237

Ending balance	$242,857

Intangible assets, net, at September 30, 2006 and December 31, 2005 are as follows:

	Weighted average useful life	September 30, 2006		December 31, 2005
(in thousands)		Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	4 years	$31,446	$9,415	$17,334	$4,109
Other intangibles	6 years	4,594	1,217	4,421	612

		36,040	10,632	21,755	4,721
Unamortized intangible pension asset		1,349	—	1,349	—

Total		$37,389	$10,632	$23,104	$4,721

Amortization expense for intangible assets was $2.5 million and $1.5 million for the three months ended September 30, 2006 and 2005, and $6.1 million and $3.0 million for the nine months ended September 30, 2006 and 2005.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2006 - $2.6 million; 2007 - $8.6 million; 2008 - $6.9 million; 2009 - $4.4 million; 2010 - $1.7 million.

Goodwill and intangible assets at September 30, 2006, do not include any amounts related to the acquisition of the acute care business from McKesson Medical-Surgical Inc.

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

The early retirement of the 2011 Notes resulted in a loss of $11.4 million, comprised of $8.0 million of retirement cost in excess of carrying value, a $3.0 million write-off of debt issuance costs, and $0.4 million of fees.

Also in April 2006, the company amended its $250.0 million revolving credit facility in order to (i) reduce the applicable borrowing rates and fees payable, (ii) eliminate the borrowing base limitation applicable to borrowings under the revolving credit facility, (iii) increase the amount of certain types of indebtedness that can be incurred under the facility, and (iv) extend the term of the agreement to May 2011.

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

In April 2006, in conjunction with the issuance of the Notes, the company entered into interest rate swap agreements, under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100.0 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

9.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Service cost	$215	$258	$644	$776
Interest cost	767	805	2,299	2,416
Expected return on plan assets	(406)	(406)	(1,218)	(1,220)
Amortization of prior service cost	39	39	118	118
Recognized net actuarial loss	270	322	814	967

Net periodic pension cost	$885	$1,018	$2,657	$3,057

10.	Comprehensive Income

The company’s comprehensive income for the three and nine months ended September 30, 2006 and 2005 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net Income	$14,454	$16,790	$41,446	$48,682
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	—	—	501	—
Reclassification of gain on cash-flow hedge derivative to net income, net of tax	(12)	—	(24)	—

Comprehensive income	$14,442	$16,790	$41,923	$48,682

11.	Net Income per Common Share

The following sets forth the computation of net income per basic and diluted common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted net income per common share – net income	$14,454	$16,790	$41,446	$48,682
Denominator:
Denominator for basic net income per common share – weighted average shares	39,908	39,603	39,835	39,475
Effect of dilutive securities - stock options and restricted stock	489	510	515	542

Denominator for diluted net income common share – adjusted weighted average shares	40,397	40,113	40,350	40,017

Net income per common share – basic	$0.36	$0.42	$1.04	$1.23
Net income per common share – diluted	$0.36	$0.42	$1.03	$1.22

12.	Commitments and Contingencies

Effective August 1, 2006, the company extended through July 31, 2014, its commitment to outsource its information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable was $9.6 million at September 30, 2006, declining each year to $0 at the end of the contract term.

Assuming no early termination of the contract, the fixed and determinable portion of the obligations varies under this agreement from $41.4 million in 2007 to $19.2 million in 2014, totaling $289.7 million. These obligations vary annually based on changes in the Consumer Price Index or for a significant increase in the company’s medical and surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees.

In accordance with Emerging Issues Task Force Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, the company has classified as capital leases approximately $4.5 million of assets associated with the contract.

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $41.6 million in federal, state, and local taxes for tax years through 2005 on which deferred taxes have been provided, as well as interest, calculated at statutory rates, of approximately $8.6 million as of September 30, 2006, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

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

Results of Operations

Third quarter and first nine months of 2006 compared with 2005

Overview. In the third quarter and first nine months of 2006, the company earned net income of $14.5 million and $41.4 million, decreases of 14% and 15% from the comparable periods of 2005. Net income per diluted common share was $0.36 for the third quarter and $1.03 for the first nine months of 2006, down from $0.42 for the third quarter and $1.22 for the first nine months of 2005. These decreases resulted from a decrease in third quarter operating earnings and a second quarter pre-tax charge of $11.4 million related to the early retirement of debt, as the company refinanced $200 million in debt at a more favorable rate. Operating earnings, which were $25.6 million for the third quarter and $87.0 million for the first nine months of 2006, decreased by 18% from the third quarter and 2% from the first nine months of 2005 primarily due to a third quarter pre-tax charge of $4.5 million to increase the allowance for doubtful accounts receivable in the direct-to-consumer business, third quarter integration expenses of $1.3 million related to the acquisition of the acute care distribution business of McKesson Medical-Surgical Inc. and the expensing of equity-based compensation associated with the adoption of Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment, beginning in the first quarter of 2006. These decreases were partially offset by productivity gains and revenue growth of 10% in the third quarter and 8% in the first nine months from the comparable periods of 2005.

Acquisitions. Effective September 30, 2006, the company acquired certain assets of the acute care medical and surgical supply distribution business of McKesson Medical-Surgical Inc., a business unit of McKesson Corporation. The purchase price as of the acquisition date was approximately $167.5 million. The acquisition includes inventory estimated at approximately $121.8 million, acute care customer contracts and certain fixed assets. The acquisition was financed with borrowings under the company's revolving credit facility and cash on-hand. In connection with the acquisition, the company recorded $4.1 million of estimated involuntary termination and lease exit costs, and $2.2 million in accrued transaction costs.

The company entered the direct-to-consumer supply business on January 31, 2005, with the acquisition of Access Diabetic Supply, LLC (Access), a direct-to-consumer distributor of diabetic supplies and products for certain other chronic diseases. Since January 31, 2005, the company has acquired either the stock or certain assets of seven direct-to-consumer distributors for a total of $22.7 million. The assets acquired consist primarily of customer relationships. The direct-to-consumer distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s core medical and surgical supply distribution business. Direct-to-consumer distribution revenue was $25.7 million in the third quarter and $64.7 million for the first nine months of 2006, up from $17.2 million in the third quarter and $40.1 million in the first nine months of 2005. The increase was a result of the acquisitions and customer growth through advertising. Operating losses were $4.7 million for the third quarter and for the first nine months of 2006, while in 2005, operating earnings were $1.6 million in the third quarter and $3.8 million for the first nine months. Operating results in 2006 were negatively affected by the $4.5 million increase in the allowance for doubtful accounts receivable, an increase in SG&A expenses and increased amortization resulting from acquired customer relationships and direct-response advertising. The increase in the allowance for doubtful accounts recorded in third quarter 2006 resulted from the rapid growth in this business, creating pressure on existing systems and processes. The company is taking steps to ensure processes and systems are adequate to support future growth.

In 2005, O&M acquired certain assets of two small software companies to broaden the technology portfolio of OMSolutionsSM for a total of $4.9 million in cash.

Revenue. Revenue increased 9.8% and 11.5% on a per sales day basis to $1.32 billion in the third quarter of 2006 from $1.20 billion in the third quarter of 2005. For the first nine months of 2006, revenue increased 7.6% over the comparable prior year period. The increase resulted from a combination of sales to new healthcare provider customers, which accounted for approximately 25% of the year-to-date increase and 20% of the third quarter increase, higher sales volume to existing customers, approximately 50% of the increase in both periods, and growth in the direct-to-consumer distribution revenue of approximately $8.5 million in the third quarter and $24.6 million for the nine months ended September 30, 2006.

Operating earnings. Operating earnings decreased 18% to $25.6 million in the third quarter of 2006 from $31.1 million in the third quarter of 2005, and decreased 2% to $87.2 million in the first nine months of 2006 from $89.1 million in the first nine months of 2005. As a percent of revenue, operating earnings decreased to 1.9% in the third quarter and 2.2% in the first nine months of 2006 from 2.6% and 2.5% in the comparable periods of 2005. Operating earnings include stock option expense of $0.5 million in the third quarter and $2.2 million in the first nine months of 2006 as a result of adopting SFAS 123(R) in the first quarter of 2006. The company incurred third quarter pre-tax charges of $4.5 million related to the increase in the allowance for doubtful accounts receivable in the direct-to-consumer business and $1.3 million of integration expenses related to the acute care distribution business acquired from McKesson Medical-Surgical Inc. Additionally, the company relocated its corporate headquarters in the first quarter of 2006, resulting in costs of approximately $0.9 million.

Gross margin was 11.0% of revenue for the third quarter and 10.9% of revenue for the first nine months of 2006, up from 10.9% and 10.7% in the comparable periods of 2005. This increase resulted from increased sales in the direct-to-consumer business, which experiences higher gross margins than the company’s healthcare provider distribution business. Gross margin from healthcare provider distribution declined by approximately 0.1% of revenue in the third quarter and in the first nine months of 2006 from the comparable periods in 2005.

The company values inventory for its healthcare provider distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.1% of revenue in the first nine months of 2006 and higher by 0.2% of revenue in the first nine months of 2005. Gross margin for the third quarters of 2006 and 2005 would not have differed materially from reported amounts.

SG&A expenses were 8.5% of revenue in the third quarter and 8.2% in the first nine months of 2006, up from 7.9% in the comparable periods of 2005. The increase resulted primarily from the third-quarter $4.5 million increase in the allowance for doubtful accounts receivable in the direct-to-consumer business, $1.3 million in expenses associated with the integration of the acute care distribution business acquired from McKesson Medical-Surgical Inc. and expensing of stock options of $0.5 million and $2.2 million in third quarter and nine months ended September 30, 2006. Additionally, SG&A expenses from the direct-to-consumer business, which experiences higher expenses as a percentage of revenue than the healthcare provider distribution business, have increased. SG&A expenses in the healthcare provider distribution business were unchanged as a percentage of revenue for the third quarter of 2006 from the comparable period in 2005 and decreased by 0.1% of revenue for the first nine months of 2006 as a result of productivity improvements.

Depreciation and amortization expense for the third quarter and first nine months of 2006 was $7.7 million and $19.6 million, up $2.5 million and $5.8 million from the comparable periods of 2005. These increases were primarily driven by an increase in the amortization of intangibles of $1.1 million for the third quarter and $3.0 million for the first nine months of 2006 due to acquisitions, as well as an increase in amortization of direct-response advertising costs of $0.6 million for the third quarter and $1.7 million for the first nine months of 2006.

Interest expense, net. Net interest expense decreased to $2.4 million for the third quarter and $7.8 million for the first nine months of 2006 from $3.0 million in the third quarter and $9.2 million in the first nine months of 2005. The company realized increased interest income as a result of higher interest rates and higher cash and cash equivalents balances than in the comparable periods of 2005. Additionally, the company realized a decrease in interest expense in the third quarter of 2006 as compared to the third quarter of 2005, due to the refinancing of long-term debt at lower rates in the second quarter of 2006.

Effective April 7, 2006, the company completed its offering of $200 million of 6.35% Senior Notes maturing in 2016 (Notes) and retired substantially all of its $200 million of 8 1/2% Senior Subordinated Notes due 2011 (2011 Notes). The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, funds used for acquisitions and working capital requirements.

Income taxes. The provision for income taxes was $8.7 million and $26.5 million in the third quarter and first nine months of 2006 compared with $11.3 million and $31.2 million in the same periods of 2005. The effective tax rate was 37.5% and 39.0% for the third quarter and first nine months of 2006, compared to 39.0% for the full year of 2005. The tax rate was lower in the third quarter of 2006 because of adjustments recorded to the company’s reserve for tax liabilities for years no longer subject to audit.

Financial Condition, Liquidity and Capital Resources

Liquidity. Primarily due to the acquisition of the acute care distribution business from McKesson Medical-Surgical Inc., the company’s cash and cash equivalents decreased $69.6 million to $2.3 million during the first nine months of 2006. In the first nine months of 2006, the company generated $31.3 million of cash flow from operations, compared with $144.3 million in the first nine months of 2005. Cash flows from operations in the first nine months of 2006 were negatively affected by the build-up of inventory to serve new customers; cash flows in both periods were negatively affected by the timing of collections of accounts receivable. Cash flows in both periods were positively affected by timing of payments for inventory. Cash used for investing activities increased from $84.5 million in the first nine months of 2005 to $199.2 million in the first nine months of 2006, as the company paid $168.5 million in the first nine months of 2006 to fund acquisitions. Accounts receivable days sales outstanding at September 30, 2006, were 27.0 days, up slightly from 26.3 days at December 31, 2005, and 26.0 days at September 30, 2005. Inventory turnover, excluding inventory acquired in the purchase of the acute care business from McKesson Medical-Surgical Inc., decreased to 9.7 in the third quarter of 2006 from 10.3 in the third quarter of 2005 primarily due to new customers brought on late in the third quarter.

The company’s financing activities provided $98.2 million of cash in the first nine months of 2006 primarily due to borrowings from the company’s revolving credit facility, which were used to partially fund the acquisition of the McKesson business. These proceeds were partially offset by the use of funds for the payment of dividends and the early retirement of debt. In the second quarter of 2006, the company issued $200 million of 6.35% Senior Notes maturing April 15, 2016. The net proceeds from the Notes, together with available cash, were used to retire substantially all of the company's $200 million of 8.5% Senior Subordinated Notes. Interest on the Notes will be paid semiannually on April 15 and October 15, beginning October 15, 2006. The company received an investment grade rating of “BBB-” from Fitch Ratings for the new Notes and an investment grade rating of “BBB-” from Standard & Poor’s, consistent with its existing corporate credit rating, and a rating of “Ba2” from Moody’s.

In March 2006, in anticipation of the Notes offering, the company entered into $100 million notional amount of forward contracts designated to hedge the interest rate risk related to the pricing of the offering. These contracts were terminated in April 2006, resulting in a gain of $0.8 million that will be recognized as a reduction of interest expense, net, over the life of the Notes.

In conjunction with the Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In addition, the company amended its $250 million revolving credit facility, extending its expiration to May 3, 2011.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 2006, the company had $116.8 million of available credit under its revolving credit facility. Interest rates under the company’s revolving credit facility are based on LIBOR, the Fed Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Based on the company’s leverage ratio at September 30, 2006, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will be LIBOR plus 112.5 basis points at the next adjustment date.

Capital Expenditures. Capital expenditures were $19.2 million in the first nine months of 2006, compared to $23.0 million in the first nine months of 2005. The variance is partially attributable to spending on the construction of the corporate headquarters facility in the first nine months of 2005; construction was completed in the first quarter of 2006.

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

As permitted by SFAS 123, the company used the intrinsic value method as defined by APB 25 to account for share-based payments prior to January 1, 2006. As a result, the adoption of SFAS 123(R) had, and is expected to continue to have, a material effect on the company’s results of operations, although it will not materially affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123(R) cannot be predicted with certainty. However, had the company adopted SFAS 123(R) in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payment as disclosed in Note 4 to the company’s consolidated financial statements under the caption “Stock-Based Compensation.” SG&A expenses were $0.5 million higher in the third quarter and $2.2 million higher in the first nine months of 2006 than would have been recorded without the adoption of SFAS 123(R).

SFAS 123(R) also requires the excess tax benefits of share-based payment arrangements to be reported as financing cash flows, rather than as operating cash flows as required prior to adoption. This requirement reduced net operating cash flows and increased net financing cash flows for the first nine months of 2006 by $1.4 million. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123(R) previously, the amount of cash flows recognized as financing cash flows rather than operating cash flows for such excess tax deductions would have been $1.6 million in the first nine months of 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, Employers’

Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for fiscal years ending after December 15, 2006. The company is currently evaluating the impact of SFAS 158 on its financial statements; however, management does not expect adoption of this standard to have a material effect on the company’s financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is currently assessing the impact of SFAS 157 on its financial statements; however, management does not expect adoption of this standard to have a material effect on the company’s financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The company is currently assessing the potential impact of the interpretation on its financial statements.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	the ability of the company to implement its strategic initiatives;

•	dependence on sales to certain customers;

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	the ability of the company to meet customer demand for additional value-added services;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners and customers to perform their contractual responsibilities;

•	the ability to manage operating expenses;

•	the effect of higher fuel prices on delivery costs;

•	the ability of the company to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill;

•	the ability to timely or adequately respond to technological advances in the medical supply industry;

•	the ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies;

•	changes in government regulations, including healthcare laws and regulations; and

•	changes in reimbursement guidelines of Medicare and Medicaid and/or reimbursement practices of private healthcare insurers.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and revolving credit facility. As of September 30, 2006, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had $121 million of outstanding borrowings under its revolving credit facility at September 30, 2006. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Through September 30, 2006, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Through September 30, 2006, there have been no material changes in any risk factors reported in such Annual Report.

Item 6. Exhibits

2.1	Asset Purchase and Sale Agreement dated as of July 10, 2006, among Owens & Minor Distribution, Inc., Owens & Minor, Inc., McKesson Medical-Surgical, Inc. and McKesson Corporation (incorporated herein by reference to the company’s Current Report on Form 8-K dated July 14, 2006)

10.1	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date November 3, 2006	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date November 3, 2006	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President &
Chief Financial Officer

Date November 3, 2006	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President, Controller &
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

2.1	Asset Purchase and Sale Agreement dated as of July 10, 2006, among Owens & Minor Distribution, Inc., Owens & Minor, Inc., McKesson Medical-Surgical, Inc. and McKesson Corporation (incorporated herein by reference to the company’s Current Report on Form 8-K dated July 14, 2006)

10.1	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.