Form 10-K
period 2006-12-31
OWENS & MINOR INC/VA/
filed 2007-02-26
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-9810

OWENS & MINOR, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard, Mechanicsville, Virginia	23116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
6.35% Senior Notes due 2016	Not Listed

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 12(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,148,099,267 as of June 30, 2006.

The number of shares of the Company’s common stock outstanding as of February 21, 2007 was 40,287,538 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders on April 27, 2007, is incorporated by reference for Part III.

Form 10-K Table of Contents

“Corporate Officers,” located on page 15 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

The Company

Owens & Minor, Inc. and subsidiaries (Owens & Minor, O&M or the company) is the nation’s leading distributor of medical and surgical supplies to the acute-care market, a healthcare supply-chain management company, and a national direct-to-consumer supplier of testing and monitoring supplies for diabetics. In its acute-care supply distribution business, the company distributes 180,000 finished medical and surgical products produced by over 1,200 suppliers to approximately 4,000 healthcare provider customers from 50 distribution centers nationwide. The company’s primary distribution customers are acute-care hospitals and integrated healthcare networks (IHNs), which account for more than 90% of O&M’s revenue. Many of these hospital customers are represented by national healthcare networks (Networks) or group purchasing organizations (GPOs) that negotiate discounted pricing with suppliers and contract for distribution services with the company. Other customers include the federal government, for which Owens & Minor serves as a prime vendor for medical and surgical supply distribution services for the U.S. Department of Defense. On a more limited basis, the company serves alternate care providers including clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements with terms ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

In 2002, the company expanded its supply-chain management services to acute-care customers with services, such as data accumulation and analysis, clinical inventory management assistance, supply-chain improvement techniques, supply-chain consulting, and outsourcing services.

In 2005, the company entered the direct-to-consumer (DTC) supply distribution market with the acquisition of Access Diabetic Supply, LLC. The DTC business currently serves approximately 170,000 individual mail-order customers nationwide with diabetes testing supplies, primarily blood glucose monitors and test strips, along with products for certain other chronic diseases.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company, the company sold the wholesale drug division in 1992 to concentrate on medical and surgical supply distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, including the September 30, 2006, acquisition of certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc., a business unit of McKesson Corporation. Additional information on the acquisition and the company’s other acquisition activity is included in Note 2 of the consolidated financial statements.

The Acute-Care Supply Distribution Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, IHNs and alternate care providers. The company contracts with these providers directly under terms set by Networks and GPOs. The medical/surgical supply distribution industry continues to grow as the aging population in the U.S. requires greater healthcare services and as emerging medical technology leads to the development of new products and procedures. Over the years, healthcare providers have adapted their health systems to meet the evolving needs of the markets they serve. In order to manage supply procurement and distribution challenges, these providers have increasingly forged strategic relationships with national medical and surgical supply distributors. The traditional role of distributors in warehousing and delivering medical and surgical supplies to customers continues to evolve into the role of assisting customers in efficiently managing the entire supply chain.

Consolidation trends in the overall healthcare market have led to the creation of larger and more sophisticated healthcare providers, which increasingly seek methods to lower the total cost of delivering healthcare services. These healthcare providers face a variety of financial challenges, including the cost of purchasing, receiving, storing and tracking medical and surgical supplies. The competitive nature of the medical/surgical supply distribution industry mitigates distributors’ ability to influence pricing, keeping profit margins relatively modest. However, distributors have opportunities to help reduce healthcare providers’ costs by offering services designed to streamline the supply chain through activity-based pricing, consulting and outsourcing services. These trends have driven significant consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume, and develop technology platforms and decision support systems.

The Acute-Care Supply Distribution Business

Through its healthcare provider distribution business, the company purchases a high volume of medical and surgical products from suppliers, stores these items at its distribution centers, and provides delivery services to its customers. The company has 50 distribution centers, including certain facilities related to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc., located throughout the continental United States and one warehousing arrangement in Hawaii. These distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most customer orders with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, providing more effective control of customer service. Contract carriers and parcel services are also used in situations where more cost-effective. The company customizes its product pallets and truckloads according to the customers’ needs, thus enabling increased efficiency in receiving and storing the product. Sales, logistics, credit management and operations teammates are also located at each distribution center to manage service to healthcare provider customers.

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in information technology infrastructure and services, which include automated warehousing technology and OMDirectSM, an Internet-based product catalog and direct ordering system that facilitates communication with customers and suppliers. O&M also uses its technology and logistics experience to provide supply-chain management consulting, outsourcing and logistics services through its OMSolutionsSM professional services unit.

Products & Services

The distribution of medical and surgical supplies to healthcare providers, including MediChoice®, O&M’s private label product line, accounts for over 95% of the company’s revenues.

The company also offers its customers a number of complementary services, including inventory management solutions, such as PANDAC® and SurgiTrack®; information technology solutions, such as WISDOMSM, WISDOM2SM, WISDOM GoldSM, QSight™ and Cyrus; and medical supply-chain management consulting, materials management outsourcing and resource management. These services are described in more detail below:

•

OMSolutionsSM provides medical supply-chain management consulting, materials management outsourcing and resource management to enable healthcare providers to operate more efficiently and cost-effectively. For example, OMSolutionsSM provides clinician-consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutionsSM, services are receiving and storeroom redesign, conducting physical inventories, and reconfiguration of periodic automatic replenishment systems.

•

PANDAC® is O&M’s operating room-focused inventory management program that helps healthcare providers reduce and control suture and endo-mechanical inventory. Detailed analysis and ongoing reporting decreases redundancy, eliminates obsolescence, and increases inventory turns, which in turn reduces investment in these high-cost supplies.

•

SurgiTrack® is O&M’s integrated procedure management program that includes the assembly and delivery, in procedure-based totes, of supplies needed for surgical procedures. Through in-depth assessment, O&M provides customers with information they can use to standardize products, reduce inventory and streamline workflow.

•

WISDOMSM and WISDOM2SM are O&M’s Internet-based decision support tools that connect healthcare provider customers, suppliers and GPOs to the company’s extensive data warehouse of purchasing and product-related information. WISDOMSM offers online reporting that supports business decision-making about product standardization, contract utilization and supplier consolidation. In addition, WISDOM2SM provides healthcare customers access to purchasing, receipt, and inventory movement data related to supplies from all medical/surgical manufacturers and suppliers in their own materials management information systems. WISDOM2SM translates disparate data across a healthcare system into actionable intelligence the customer can apply to business decisions about product standardization, order optimization, contract utilization and other supply-chain improvement initiatives.

•

WISDOM GoldSM is O&M’s on-demand spending management solution that enables customers to gain deeper understanding and control over their supply procurement and contracting efforts. WISDOM GoldSM consists of three components: WISDOM2SM; a standard product master file (“Gold” file) that includes industry standard information, including catalog numbers, names and product codes; and an Internet-based contract management system that digitizes local and GPO contracts, maintains contract details in a central database, and synchronizes customers’ item files to their contract portfolios.

•

QSight™ is O&M’s Internet-based clinical inventory management tool that enables healthcare providers to accurately track and manage physician-specific inventories, medical/surgical inventories, and clinical assets in clinical specialty departments, such as cardiac catheterization labs, radiology and operating rooms.

•

Cyrus is a tracking system that uses barcode technology to track all types of implants in a healthcare setting, enabling customers to comply with regulatory requirements, avoid costly expirations, and respond quickly to recalls.

Customers

The company currently provides its core distribution, consulting and outsourcing services to approximately 4,000 healthcare providers, including hospitals, IHNs, the federal government and alternate care providers, contracting with them directly and through Networks and GPOs. The company also provides logistics services to manufacturers of medical and surgical products.

Networks and GPOs

Networks and GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits than may be available to individual providers. Hospitals, physicians and other types of healthcare providers have joined Networks and GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. Networks and GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships; however, Networks and GPOs cannot ensure that members will purchase their supplies from a given distributor. O&M is a distributor for Novation, which represents the purchasing interests of more than 2,500 healthcare organizations. In 2006, the company executed a new five-year agreement with Novation. Sales to Novation members represented approximately 43% of the company’s revenue in 2006. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 915 acute-care hospitals and more than 2,600 sub-acute-care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. Also in 2006, the company executed a new five-year agreement with Broadlane; this agreement is effective February 2007. Sales to Broadlane members represented approximately 12% of O&M’s revenue in

2006. In 2005, the company entered into a distribution agreement with Premier, a strategic alliance representing more than 1,500 hospitals. Premier provides resources to support healthcare services, including group purchasing activities. Sales to Premier members represented approximately 15% of O&M’s revenue in 2006.

IHNs

Integrated Healthcare Networks (IHNs) are typically networks of different types of healthcare providers that seek to offer a broad spectrum of healthcare services and comprehensive geographic coverage to a particular market. IHNs are significant in the acute-care market because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital as a key component of their organizations. Individual healthcare providers within a multiple-entity IHN may be able to contract individually for distribution services; however, the providers’ shared economic interests create strong incentives for participation in distribution contracts established at the network level. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M’s enhanced inventory management and other value-added services.

Individual Providers

In addition to contracting with healthcare providers at the IHN level and through Networks and GPOs, O&M contracts directly with individual healthcare providers.

Sales and Marketing

O&M’s healthcare provider sales and marketing function is organized to support its field sales teams throughout the United States. Based at each of the company’s distribution centers nationwide, these local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with Networks and GPOs to meet their needs and coordinate activities with individual members. The company also has an enterprise sales team that operates centrally and coordinates all the company’s service offerings for customers of a certain size. The company’s integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote these programs and services.

Pricing

Industry practice is for healthcare providers, their Networks or GPOs to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors.

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis under which a negotiated fixed-percentage distribution fee is added to the product cost agreed to by the customer and the supplier. The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by the customer upon notice.

In some cases, the company may offer pricing that varies during the life of the contract, depending upon purchase volume and, as a result, the negotiated fixed-percentage distribution fee may increase or decrease. Under these contracts, customers’ distribution fees may be reset after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s distribution fee percentage is adjusted, the modified percentage distribution fee applies only to a customer’s purchases made following the change. Because customer sales volumes typically change gradually, changes in distribution fee percentages for individual customers under this type of arrangement have an insignificant effect on total company results.

Pricing under O&M’s CostTrackSM activity-based pricing model differs from pricing under a traditional cost-plus model. With CostTrackSM, the pricing of services provided to customers is based on the type and level of services chosen, as compared to a traditional cost-plus pricing model. As a result, this pricing model more accurately aligns distribution fees charged with the costs of the individual services provided. In 2006, 35% of the company’s revenue was generated from customers using CostTrackSM pricing; this percentage declined from 2005 primarily due to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc.

O&M also has arrangements under which incremental fees are charged for enhanced inventory management services, such as more frequent deliveries and distribution of products in small units of measure. Pricing for consulting and outsourcing services is generally based on the level of service provided.

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers, including discounts for prompt payment and performance-based incentives. The company has well-established relationships with virtually all major suppliers of medical and surgical supplies. The company works with its largest suppliers to create operating efficiencies in the supply chain through a number of programs which drive product standardization and consolidation for the company and its healthcare customers. By increasing the volume of purchases from the company’s most efficient suppliers, the company provides operational benefits and cost savings throughout the supply chain.

In 2006, sales of products of Tyco Healthcare and Johnson & Johnson Health Care Systems, Inc. accounted for approximately 13% and 11% of the company’s revenue.

Information Technology

To support its strategic efforts, the company has implemented information systems to manage all aspects of operations, including order fulfillment, warehouse and inventory management, asset management and electronic commerce. O&M believes its investment in and use of technology in the management of its operations provides the company with a significant competitive advantage.

In 2006, O&M amended its agreement with Perot Systems Corporation to expand the outsourcing of its information technology operations and extend the agreement through 2014. This agreement includes the management and operation of information technology and infrastructure, as well as application support, development and enhancement services. The new agreement provides for a major enterprise systems migration project that will improve O&M’s flexibility in serving customers and will significantly expand capacity for business growth. This new agreement extended a relationship that began in 1998.

The company’s technology strategy and expenditures focus on electronic commerce, data warehousing, decision support, supply-chain management, warehousing management, and sales and marketing programs, as well as significant enhancements to technology infrastructure. Owens & Minor is an industry leader in the use of state-of-the-art electronic commerce technology to conduct business transactions with customers, suppliers and other trading partners. These capabilities in technology are built upon the foundation of the award-winning OMDirectSM Internet Order Fulfillment system, and the WISDOMSM Knowledge Management and Decision Support system.

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

Inventory

The significant and ongoing emphasis on cost control in the healthcare industry puts pressure on suppliers, distributors and healthcare providers to manage their inventory more efficiently. O&M’s response to these ongoing challenges has been to develop inventory management capabilities based upon proven planning techniques; to utilize a highly flexible client/server warehouse management system; to standardize product whenever possible; and to collaborate with supply-chain partners on inventory productivity initiatives, including vendor-managed inventory, freight optimization and lead-time reductions.

Accounts Receivable

The company believes its credit practices are consistent with those of other acute-care medical and surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk.

Competition

The acute-care medical/surgical supply distribution industry in the United States is highly competitive. Until September 30, 2006, the sector consisted of three major nationwide distributors: O&M, Cardinal Health and McKesson Medical-Surgical Solutions, a business unit of McKesson Corporation. Effective September 30, 2006, O&M acquired the acute-care distribution business of McKesson Medical-Surgical Solutions. The company also competes with a smaller national distributor of medical and surgical supplies, Medline, Inc., and a number of regional and local distributors.

Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. O&M believes its emphasis on technology, combined with a customer-focused approach to distribution and value-added services, enables it to compete effectively with both larger and smaller distributors.

Direct-to-Consumer Supply Distribution Business

In 2005, O&M entered the DTC distribution business with its acquisition of Access Diabetic Supply, LLC (Access), a Florida-based DTC distributor of diabetic supplies and products for certain other chronic diseases. The DTC business primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing, primarily through direct-response advertising using a variety of media. The DTC business ships its products directly to approximately 170,000 customers’ homes throughout the United States by mail or parcel service and also manages the documentation and insurance-claims filing process for its customers, collecting most of its revenue directly from Medicare or private insurance providers and billing the customer for any remainder. As a result, pricing is almost wholly dependent upon the reimbursement rates set by Medicare and private insurers. The DTC business does not manufacture products, but purchases its products from a number of suppliers.

Since the acquisition of Access in early 2005, the DTC business has more than tripled its customer base through organic growth and acquisitions. According to statistics from the Centers for Disease Control in the 2005 National Diabetes Fact Sheet, nearly 21 million people in the United States have diabetes, an increase of 14% since 2002. The mail-order distribution of diabetic testing supplies is a fast-growing market that is experiencing rapid consolidation. The company’s largest competitor in mail-order distribution is the Diabetes business unit of Polymedica Corporation. The mail-order distribution industry, as a whole, competes with retail pharmacies, which are the most common distributors of diabetic supplies.

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M’s distribution centers is licensed to distribute medical and surgical supplies as well as certain pharmaceutical and related products. The company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Occupational Safety and Health Administration, state boards of pharmacy, or similar state licensing and regulatory agencies. In addition, the DTC business must also comply with Medicare regulations regarding billing practices. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare, Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Employees

At the end of 2006, the company had approximately 4,600 full-time and part-time teammates. O&M believes that ongoing teammate training is critical to performance, using Owens & Minor University, an in-house training program, to offer classes in leadership, management development, finance, operations and sales. Management believes that relations with teammates are good.

Available Information

The company makes its Forms 10-K, Forms 10-Q and Forms 8-K (and all amendments to these reports) available free of charge through the “SEC Filings” link on the company’s Web site located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the company’s Web site is not incorporated by reference into this Annual Report on Form 10-K.

Additionally, the company has adopted a written Code of Honor that applies to all of the company’s directors, officers and teammates, including its principal executive officer and senior financial officers. This Code of Honor (including any amendment to or waiver from a provision thereof) and the company’s Corporate Governance Guidelines are available on the company’s Web site at www.owens-minor.com.

Item 1A. Certain Risk Factors

Set forth below are certain risk factors that the company believes could affect its business and prospects. These risk factors are in addition to those mentioned in other parts of this report.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive. The company competes with another major national distributor, a smaller nationwide distributor, and a number of regional and local distributors. These competitors could have greater financial and other resources than O&M and may be vertically integrated, which may give them an advantage with respect to providing lower total delivered product price. Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, electronic commerce capabilities, and the ability to meet special requirements of customers. The company’s success is dependent on its ability to compete on the above factors and to continually bring greater value to customers at a lower cost. These competitive pressures have had and may continue to have an adverse effect on the company’s results of operations.

Dependence on Significant Customers

In 2006, the company’s top ten customers represented approximately 20% of its revenue. In addition, in 2006, 70% of the company’s revenue was from sales to member hospitals under contract with its three largest GPOs: Novation, Broadlane and Premier. The company could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of the company’s relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship or a significant individual customer relationship could have a material adverse effect on the company’s results of operations.

Dependence on Significant Suppliers

The company distributes approximately 180,000 products from over 1,200 suppliers and is dependent on these suppliers for the supply of products. In 2006, sales of products of the company’s ten largest suppliers accounted for approximately 56% of revenue. The company relies on suppliers to provide agreeable purchasing and delivery terms and sales performance incentives. The company’s ability to sustain adequate gross margins has been, and will continue to be, partially dependent upon its ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to hospitals rather than through third-party distributors, could have an adverse effect on the company’s results of operations.

Bankruptcy, Insolvency or other Credit Failure of a Significant Customer

The company provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. The bankruptcy, insolvency or other credit failure of any customer at a time when the customer has a substantial accounts payable balance due to the company could have an adverse effect on the company’s results of operations.

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

Margin Initiatives

Competitive pricing pressure has been a significant factor in recent years and management expects this trend to continue. In addition, suppliers continue to seek more restrictive agreements with distributors, resulting in lower product margins and reduced profitability. The company is working to counteract the effects of these trends through several margin initiatives, including consulting and outsourcing services, through the OMSolutionsSM business unit, and MediChoice®, the company’s private label brand of select medical/surgical products. In addition, the company offers customers a wide range of value-added services, including PANDAC®, Wisdom GoldSM, QSight™ and others, all of which yield higher margins for the company. The company also works with suppliers on programs to enhance gross margin. The DTC supply distribution business has gross margins that are substantially higher as a percent of revenue than the company’s healthcare provider supply distribution business; however, the gross margins on these product sales could be adversely affected by laws and regulations reducing reimbursement rates applicable for these products and treatments, or changing the methodology by which reimbursement levels are determined, particularly as it relates to Medicare reimbursement policies and procedures. If one or more of these margin initiatives fails to produce anticipated results and meet the program objectives, the company’s results of operations could be adversely affected.

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

Internal Controls

Pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report in the company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2007, similar to the one delivered herein, that assesses the effectiveness of the company’s internal control over financial reporting. The company also is required to deliver an audit report of its independent registered public accounting firm on management’s assessment of, and operating effectiveness of, internal controls. The company has undertaken substantial efforts to assess, enhance and document its internal control systems, financial processes and information systems and will continue to do so in the future to prepare for the required annual evaluation process. Although the company believes it has adequate internal controls and will meet its obligations, there can be no assurance that it will be able to complete the work necessary for management to issue its report in a timely manner or that management or the company’s independent registered public accounting firm will conclude that the company’s internal controls are effective.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2006, O&M relocated its corporate headquarters, previously located in Henrico County, Virginia, to a newly-constructed office building owned by the company, located in Mechanicsville, Virginia, a suburb of Richmond, Virginia. The company leases offices and warehouses from unaffiliated third parties for its 50 distribution centers across the United States; offices and shipping facilities for its DTC distribution business in southern Florida and in Michigan; and small offices for sales and consulting personnel across the United States. In addition, the company has a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and leases space on a temporary basis from time to time to meet its inventory storage needs. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of its distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Item 3. Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $71.5 million in federal, state, and local taxes for tax years through 2006 on which deferred taxes have been provided, as well as interest, calculated at statutory rates, of approximately $9.5 million as of December 31, 2006, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

In addition to the foregoing matter, the company is subject to various other legal actions that are ordinary and incidental to its business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. The company establishes reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, the company believes that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by the company’s insurance coverage, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, the company believes, based on current knowledge and the advice of counsel, that the outcome of these currently pending other matters, individually or in the aggregate, will not have a material adverse effect on the company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 16, 2006, there were approximately 6,200 common shareholders of record. The company believes there are an estimated additional 18,000 beneficial holders of its common stock. See “Quarterly Financial Information” under Item 15 for high and low closing sales prices of the company’s common stock.

The following performance graph compares the performance of the company’s common stock to the S&P 500 Index and an Industry Peer Group (which includes the company and the companies listed below) for the last five years.

5-Year Total Shareholder Return

This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2001, and that all dividends were reinvested.

(Data provided by Standard & Poor’s)

	Base Period 12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
Owens & Minor, Inc.	100	90.37	122.58	160.27	159.46	184.63
S&P 500 COM	100	77.90	100.25	111.15	116.61	135.03
Industry Peer Index (1)	100	87.62	96.30	94.85	124.34	123.94

(1)	The Industry Peer Group selected for purposes of the performance graph consists of companies engaged in the business of healthcare product distribution and includes Owens & Minor, Inc., AmerisourceBergen Corporation, Cardinal Health, Inc., Henry Schein Inc., McKesson Corporation and PSS World Medical, Inc.

Item 6. Selected Financial Data

(in thousands, except ratios and per share data)

	2006	2005	2004	2003	2002
Summary of Operations:
Revenue(1)	$5,533,736	$4,822,414	$4,525,105	$4,244,067	$3,959,781
Net income(2)(3)	$48,752	$64,420	$60,500	$53,641	$47,267
Per Common Share:
Net income—basic(2)(3)	$1.22	$1.63	$1.55	$1.52	$1.40
Net income—diluted(2)(3)	$1.20	$1.61	$1.53	$1.42	$1.27
Average number of shares outstanding—basic	39,860	39,520	39,039	35,204	33,799
Average number of shares outstanding—diluted	40,467	40,056	39,668	39,333	40,698
Cash dividends	$0.60	$0.52	$0.44	$0.35	$0.31
Stock price at year end	$31.27	$27.53	$28.17	$21.91	$16.42
Book value at year end	$13.60	$12.84	$11.65	$10.53	$7.96
Summary of Financial Position:
Working capital	$596,267	$405,684	$433,945	$385,743	$385,023
Total assets	$1,685,750	$1,239,850	$1,131,833	$1,045,748	$1,009,477
Long-term debt	$433,133	$204,418	$207,476	$209,499	$240,185
Mandatorily redeemable preferred securities	$—	$—	$—	$—	$125,150
Shareholders’ equity	$547,454	$511,998	$460,256	$410,355	$271,437
Selected Ratios:
Gross margin as a percent of revenue	10.8%	10.7%	10.2%	10.3%	10.5%
Operating earnings as a percent of revenue(2)	1.9%	2.4%	2.4%	2.5%	2.6%
Average inventory turnover	8.9	9.8	9.9	10.3	9.6
Current ratio	1.9	1.8	2.0	2.0	2.1

(1)

In 2006, revenue included $282 million resulting from the acquired acute-care medical and surgical supply business of McKesson Medical-Surgical Inc., a business unit of McKesson Corporation (McKesson acquisition).

(2)

In 2006, net income included $9.3 million, or $5.7 million net of tax, of charges related to the increase in the allowance for doubtful accounts receivable in the direct-to-consumer distribution business. Also, in 2006, net income included $2.6 million, or $1.6 million net of tax, of expenses related to the expensing of stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and $16.0 million, or $9.7 million net of tax, of dilution resulting from the McKesson acquisition. In 2005 and 2004, net income included software impairment charges of $3.5 million and $1.0 million, or $2.1 million and $0.6 million net of tax. In 2002, net income included a charge of $3.0 million, or $1.8 million net of tax, due to the cancellation of the company’s contract for mainframe computer services.

(3)	In 2006, net income included a $11.4 million loss on the early extinguishment of debt, or $7.0 million net of tax.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 Financial Results

Overview. In 2006, O&M earned net income of $48.8 million, or $1.20 per diluted common share, compared with $64.4 million, or $1.61 per diluted common share in 2005, and $60.5 million, or $1.53 per diluted common share in 2004. The 24% decrease in net income from 2005 to 2006 resulted from a 12% decrease in operating earnings, primarily due to pre-tax charges of $9.3 million to increase the allowance for doubtful accounts receivable in the direct-to-consumer supply business and the expensing of $2.6 million of equity-based compensation associated with the adoption of Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment, in 2006. Also in 2006, operating earnings were negatively affected by dilution of $16.0 million related to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. Dilution, as defined by the company, represents the pre-tax net loss from the acquired acute-care business. The decrease in operating earnings was partially offset by strong revenue growth and success in controlling acute-care operating expenses. The increase in operating earnings from 2004 to 2005 was driven by revenue growth and success in controlling operating expenses, partially offset by lower contributions from alternate source purchasing and supplier incentives, as well as software impairment charges in 2005 and 2004. The decrease in net income from 2005 to 2006 was also affected by a second quarter pre-tax charge of $11.4 million related to the early retirement of debt, as the company refinanced $200 million in debt, and an increase in financing costs due to the funding of the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. and the resultant working capital requirements. The decrease in net income was partially offset by a lower effective tax rate. The 6% increase in net income from 2004 to 2005 resulted from a 7% increase in operating earnings, enhanced by reduced financing costs as a result of increased cash generated by operations, partially offset by a higher effective tax rate.

Acquisitions. Effective September 30, 2006, the company acquired certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc., a subsidiary of McKesson Corporation. The adjusted purchase price was approximately $168.6 million, including transaction costs. The acquisition included inventory estimated at $122.5 million, acute-care customer relationships, certain fixed assets, and the assumption of facility leases. The acquisition was financed with borrowings under the company’s revolving credit facility and cash on-hand. In connection with the acquisition, the company recorded $3.6 million of estimated involuntary termination and lease exit costs.

The company entered the direct-to-consumer (DTC) supply business on January 31, 2005, with the acquisition of Access Diabetic Supply, LLC (Access), a DTC distributor of diabetic supplies and products for certain other chronic diseases, for approximately $58.8 million, including transaction costs. Since January 2005, the company has acquired either the stock or certain assets of seven DTC distributors for a total of $22.7 million. The assets acquired consist primarily of customer relationships. The DTC distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s acute-care supply distribution business. DTC revenue was $92.5 million in 2006, up from $59.2 million in 2005. The increase was a result of growth in the number of customers resulting from acquisitions and advertising. Operating losses for the DTC business were $9.6 million 2006, while in 2005, operating earnings were $5.9 million. Operating results in 2006 were negatively affected by the $9.3 million increase in the allowance for doubtful accounts receivable, an increase in SG&A expenses, and a $6.5 million increase in amortization expense resulting from acquired customer relationships and direct-response advertising. The increase in the allowance for doubtful accounts receivable recorded in 2006 resulted primarily from issues associated with the rapid growth in this business, creating pressure on existing systems and processes. The company is taking steps to ensure processes and systems are adequate to support existing operations, as well as future growth.

Also in 2005, O&M acquired certain assets of Cyrus Medical Systems, Inc. and Perigon, LLC, two small software companies, to broaden the technology portfolio of OMSolutionsSM, for a total of $4.9 million in cash.

In 2004, the company acquired the assets of two small companies that added strength to its OMSolutionsSM consulting and outsourcing services. The total adjusted purchase price was $4.8 million for these acquisitions.

Results of Operations

The following table presents highlights from the company’s consolidated statements of income on a percentage of revenue basis:

Year ended December 31,	2006	2005	2004
Gross margin	10.8%	10.7%	10.2%
Selling, general and administrative expenses	8.5	7.9	7.5
Operating earnings	1.9	2.4	2.4
Net income	0.9	1.3	1.3

Revenue. Revenue increased 14.8% to $5.53 billion for 2006, from $4.82 billion in 2005. This increase included a contribution of approximately $282 million, or approximately four-tenths of the revenue growth, from the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. The increase further resulted from a combination of sales to new healthcare provider customers, which accounted for approximately one-tenth of the 2006 increase; higher sales volume to existing customers, which accounted for approximately three-tenths of the increase in the period; and DTC distribution revenue, which grew to $92.5 million in 2006 from $59.2 million in 2005. Revenue increased 6.6% to $4.82 billion for 2005, from $4.53 billion in 2004. This increase resulted both from higher sales volume to existing customers, as well as sales to new customers.

Operating earnings. As a percent of revenue, operating earnings decreased to 1.9% in 2006 from 2.4% in 2005. Operating earnings in 2006 include stock option expense of $2.6 million as a result of adopting SFAS 123(R) in the first quarter of 2006. Additionally, the company incurred pre-tax charges of $9.3 million related to the increase in the allowance for doubtful accounts receivable in the DTC business, and $16.0 million of dilution related to the acute-care distribution business acquired from McKesson Medical-Surgical Inc. The company also relocated its corporate headquarters in 2006, resulting in costs of approximately $0.9 million.

Operating earnings in 2005 were enhanced by earnings from the DTC distribution business. However, these benefits were offset by lower contributions from alternate source purchasing and supplier incentives, as well as a $3.5 million software impairment charge in connection with the company’s evaluation of its technology modernization alternatives. Operating earnings for 2005 also include a negative impact of approximately $2.0 million due to hurricane-related disruption, as O&M has facilities in New Orleans and other locations in the Gulf Coast region.

Gross margin as a percentage of revenue for 2006 increased slightly to 10.8% from 10.7% in 2005. The increase in overall gross margin resulted primarily from the DTC distribution business, which experiences higher gross margins than the company’s healthcare provider distribution business. Gross margin from healthcare provider distribution declined by approximately 0.1% of revenue in 2006. Gross margin as a percentage of revenue for 2005 increased to 10.7% from 10.2% in 2004. This increase also resulted primarily from DTC business, but was partially offset by lower contributions from alternate source purchasing and supplier incentives compared to 2004, having a combined unfavorable effect on gross margin of 0.2% of revenue.

The company values inventory for its core acute-care distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.1% of revenue in 2006, 2005 and 2004.

SG&A expenses were 8.5% of revenue in 2006, up from 7.9% of revenue in 2005 and 7.5% of revenue in 2004. The increase resulted primarily from the $9.3 million increase in the allowance for doubtful accounts receivable in the DTC business and expensing of stock options of $2.6 million in 2006. SG&A expenses from the DTC business, which experiences higher expenses as a percentage of revenue than the acute-care distribution business, account for two-thirds of the increase. This includes the increase in the allowance for doubtful accounts receivable. Approximately one-third of the increase in 2006 resulted from expenses associated with the integration of the acute-care distribution business acquired from McKesson Medical-Surgical Inc., the largest of which are revenue-based fees paid to McKesson Medical-Surgical Inc. for operational support during a transition period. Other expenses include training, transportation and storage of inventory, and costs of converting customers and their contracts to O&M’s systems. The increase from 2004 to 2005 resulted primarily from the addition of the DTC business. As a percentage of revenue, SG&A in the healthcare provider distribution business decreased slightly from 2004 to 2005, primarily as a result of productivity improvements.

Depreciation and amortization expense increased from $19.3 million in 2005 to $28.9 million in 2006. This increase was primarily driven by an increase in the amortization of intangibles of $4.9 million due to acquisitions, as well as an increase in amortization of direct-response advertising costs of $2.3 million in 2006. Depreciation and amortization expense increased from $14.9 million in 2004 to $19.3 million in 2005. This increase was driven by $4.4 million of additional amortization of intangible assets due to acquisitions, as well as $0.9 million of amortization of direct-response advertising costs, partially offset by decreased depreciation and amortization of computer hardware and software.

Other operating income and expense, net, was $3.7 million, $1.1 million and $2.7 million of income in 2006, 2005 and 2004, including finance charge income of $3.2 million, $4.2 million and $4.2 million. Other operating income and expense, net, was negatively affected by software impairment charges of $3.5 million in 2005 and $1.0 million in 2004.

Financing costs. The following table presents a summary of the company’s financing costs for 2006, 2005 and 2004:

(in millions)

Year ended December 31,	2006	2005	2004
Interest expense, net	$13.3	$11.9	$12.3
Discount on accounts receivable securitization	—	—	0.3

Net financing costs	$13.3	$11.9	$12.6

Financing costs increased from 2005 to 2006 primarily due to an increase of $1.9 million in interest related to the company’s usage of its revolving credit facility. This increase was partially offset as the company realized increased interest income as a result of higher interest rates and higher cash and cash equivalents balances than in 2005, and the company realized a decrease in interest expense due to the refinancing of long-term debt at lower rates in April 2006. The decreases in financing costs from 2004 to 2005 resulted primarily from reductions in outstanding financing. Financing costs in 2004 and 2005 were also favorably affected by interest income from increased cash and cash equivalents resulting from strong operating cash flow.

Effective April 7, 2006, the company completed its offering of $200 million of 6.35% Senior Notes maturing in 2016 (Notes) and retired substantially all of its $200 million of 8 1/2% Senior Subordinated Notes due 2011 (2011 Notes). The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, and funds used for working capital requirements and for acquisitions.

Income taxes. The provision for income taxes was $29.3 million in 2006, compared with $41.2 million in 2005 and $37.1 million in 2004. The company’s effective tax rate was 37.6% in 2006, compared with 39.0% in 2005 and 38.0% in 2004. The effective rates in 2006 and 2004 were lower than 2005 due to favorable adjustments to the company’s reserve for tax liabilities for years no longer subject to audit, for resolution of outstanding tax issues, and for other provision adjustments.

Financial Condition, Liquidity and Capital Resources

Liquidity. Largely as a result of the acquisition of the acute-care distribution business from McKesson Medical-Surgical Inc. and working capital requirements related to the integration of the acquired business, during 2006, the company’s cash and cash equivalents decreased $66.8 million to $5.1 million at December 31, 2006. In

2006, the company used $73.6 million of cash flow for operations, compared with cash generated of $135.4 million in 2005 and $58.7 million in 2004. Cash flows used for operations in 2006 were primarily for the build-up of accounts receivable and inventory to serve transitioning customers related to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. Cash flows were positively affected by the timing of payments for inventory. Operating cash flows in 2005 were positively affected by timing of payments for inventory purchases, while cash flows in 2004 were negatively affected by an increase in inventory to support revenue growth and improve service levels. Accounts receivable days sales outstanding (DSO) at December 31, 2006, were 30.5 days, compared with 26.3 and 26.5 days at December 31, 2005 and 2004. In 2006, DSO was negatively affected by the build-up of accounts receivable subsequent to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. No accounts receivable were purchased in connection with the acquisition. Inventory turnover was 8.9, 9.8 and 9.9 times in 2006, 2005 and 2004. Inventory turnover was also negatively impacted by the acquisition as inventory levels were temporarily increased to properly serve transitioning customers.

Cash used for investing activities increased from $19.4 million in 2004 to $105.4 million in 2005 and $209.6 million in 2006. The increases from year to year were largely due to acquisitions, as the company invested $3.3 million in 2004, $71.6 million in 2005, and $181.4 million in 2006 on acquisitions of businesses and intangible assets. Investing cash flows also included $28.0 million in 2006 and $33.8 million in 2005 of capital expenditures, which included spending on construction of a new corporate headquarters.

The company’s financing activities provided $216.3 million of cash in 2006, primarily due to borrowings from the company’s revolving credit facility, which were used to partially fund the acquisition of the acute-care distribution business from McKesson Medical-Surgical Inc. and to fund working capital requirements during the integration of the acquired business. Proceeds provided by financing activities were partially offset by the use of funds for the payment of dividends and the early retirement of debt.

In April 2006, the company issued $200 million of 6.35% Senior Notes maturing April 15, 2016. The net proceeds from the Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8.5% Senior Subordinated Notes. Interest on the Notes is paid semiannually on April 15 and October 15, beginning October 15, 2006. The company received an investment grade rating of “BBB-” from Fitch Ratings for the new Notes and an investment grade rating of “BBB-” from Standard & Poor’s, consistent with its existing corporate credit rating, and a rating of “Ba2” from Moody’s.

In March 2006, in anticipation of the Notes offering, the company entered into $100 million notional amount of forward contracts designated to hedge the interest rate risk related to the pricing of the offering. These contracts were terminated in April 2006, resulting in a gain of $0.8 million that will be recognized as a reduction of interest expense, net, over the life of the Notes.

In conjunction with the Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on the London Interbank Offered Rate (LIBOR), and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the Notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The company generally enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing.

On January 29, 2007, the company amended its revolving credit facility to increase the aggregate commitment amount by $100 million. In April 2006, the company amended the credit facility to extend its expiration to May 3, 2011. The credit limit of the amended facility is $350 million and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the facility, the company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, including a 0.05% reduction in the fee due to the company’s investment grade rating. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2006, the company was in compliance with these covenants.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2006, the company had $8.7 million of available credit under its revolving credit facility, which was extended by $100 million on January 29, 2007, as noted above. Based on the company’s leverage ratio at December 31, 2006, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will be LIBOR plus 112.5 basis points at the next adjustment date.

The following is a summary of the company’s significant contractual obligations as of December 31, 2006:

(in millions) Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including interest payments(1)	$611.8	$27.5	$55.1	$274.2	$255.0
Purchase obligations(2)	274.3	42.1	79.3	67.2	85.7
Operating leases(2)	141.2	34.5	51.2	36.0	19.5
Capital lease obligations(1)	6.1	2.8	2.9	0.4	—
Other long-term liabilities(3)	33.4	4.5	3.9	3.6	21.4

Total contractual obligations	$1,066.8	$111.4	$192.4	$381.4	$381.6

(1)	See Note 8 to the consolidated financial statements. Debt is assumed to be held to maturity with interest paid at the stated rate.
(2)	See Note 16 to the consolidated financial statements.
(3)

Other long-term liabilities include obligations for retirement plans. Expected timing of payments is based on actuarial assumptions, and actual timing of payments could vary significantly from amounts projected. See Note 12 to the consolidated financial statements.

Capital expenditures. Capital expenditures were $28.0 million in 2006, compared to $33.8 million in 2005 and $18.2 million in 2004. The increase in expenditures in 2005 from 2004 and relative to 2006 resulted from increased spending on the construction of a new corporate headquarters which was completed in the first quarter of 2006.

Critical Accounting Policies

The company’s consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The company continually evaluates the accounting policies and estimates it uses to prepare its financial statements. Management’s estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ.

Critical accounting policies are defined as those policies that relate to estimates that require a company to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on the company’s results due to changes in the estimate or the use of different estimates that could reasonably have been used. Management believes its critical accounting policies and estimates include its allowances for losses on accounts and notes receivable, inventory valuation, accounting for goodwill, capitalization of direct-response advertising costs, and self-insurance liabilities.

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2006, the company had accounts and notes receivable of $539.2 million, net of allowances of $24.9 million. An unexpected bankruptcy or other adverse change in financial condition of a customer could result in increases in these allowances, which could have a material effect on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2006, the company had inventory of $666.5 million, net of an allowance of $2.4 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin, and net income. The company actively manages its inventory levels to minimize the risk of loss and has consistently achieved a high level of inventory turnover.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in Statement of Financial Accounting Standards No. (SFAS) 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows, and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $259.7 million at December 31, 2006.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as different discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or on a different organization structure, could produce materially different results.

Direct-response advertising costs. Beginning with the acquisition of Access on January 31, 2005, the company defers those costs of direct-response advertising of its DTC diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company currently amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising. At December 31, 2006, deferred direct-response advertising costs of $9.8 million, net of accumulated amortization of $4.1 million, were included in other assets, net, on the consolidated balance sheet.

The ability to capitalize direct-response advertising costs depends on the continued success of campaigns to generate future net revenues. The company estimates the future net revenues expected to result from sales to customers obtained through its advertising based on its past experience with similar campaigns. An adverse change in the ability of the company’s direct-response advertising efforts to generate adequate future net revenues could result in an impairment of previously capitalized costs and cause future costs to be expensed as incurred.

Self-insurance liabilities. The company is self-insured for most employee healthcare, workers’ compensation and automobile liability costs. The company estimates its liabilities for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors provided by outside actuaries. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then the company may be required to record additional expense or reductions to expense that could be material to the company’s financial condition and results of operations. Self-insurance liabilities recorded in the company’s consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $9.3 million at December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is currently assessing the impact of SFAS 157 on its financial statements; however, management does not expect adoption of this standard to have a material effect on the company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The company has evaluated the impact of this interpretation and does not expect adoption of this interpretation to have a material effect on the company’s financial position or results of operations.

Forward-Looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	the ability of the company to implement its strategic initiatives;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to the company;

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	the ability of the company to meet customer demand for additional value-added services;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners to perform their contractual responsibilities;

•	the ability to manage operating expenses;

•	the effect of higher fuel prices on delivery costs;

•	the ability of the company to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill;

•	the ability to timely or adequately respond to technological advances in the medical supply industry;

•	the ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies;

•	the ability to manage reimbursements from Medicare, Medicaid, private healthcare insurers and individual customers;

•	changes in government regulations, including healthcare laws and regulations; and

•	changes in reimbursement guidelines of Medicare and Medicaid and/or reimbursement practices of private healthcare insurers.

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

The company has $200 million of outstanding fixed-rate debt maturing in 2016. O&M uses interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M believes its exposure is not significant and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and revolving credit facility. As of December 31, 2006, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had $229.1 million of outstanding borrowings under its revolving credit facility at December 31, 2006. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

The company acquired the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. effective September 30, 2006. The company excluded the acquired business from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. During 2006, the acquired business contributed approximately $282 million, or 5% of the company’s total revenues and, at December 31, 2006, comprised approximately $310 million of assets, or 18% of the company’s total assets.

Craig R. Smith
President & Chief Executive Officer

Jeffrey Kaczka
Senior Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Owens & Minor, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

In conducting their evaluation of the effectiveness of internal control over financial reporting, the Company did not include the internal controls of the acute care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), which the Company acquired on September 30, 2006. The acquired entity constituted approximately 18% of the total consolidated assets of the Company as of December 31, 2006 and 5% of total consolidated revenues of the Company for the year then ended. Refer to Note 2 to the consolidated financial statements for a further discussion of the acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of McKesson.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 26, 2007

Part III

Items 10-14.

Information required by Items 10-14 can be found under “Corporate Officers” on page 15 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2007 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because the company’s common stock is listed on the New York Stock Exchange (“NYSE”), the company’s chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. The company’s chief executive officer made his annual certification to that effect to the NYSE as of May 15, 2006. In addition, the company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of the company’s public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 54.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2006	2005	2004
Revenue	$5,533,736	$4,822,414	$4,525,105
Cost of revenue	4,936,940	4,306,302	4,061,806

Gross margin	596,796	516,112	463,299
Selling, general and administrative expenses	468,789	380,506	340,985
Depreciation and amortization	28,933	19,252	14,884
Other operating income and expense, net	(3,690)	(1,078)	(2,699)

Operating earnings	102,764	117,432	110,129
Interest expense, net	13,273	11,858	12,258
Discount on accounts receivable securitization	—	—	261
Loss on early extinguishment of debt	11,411	—	—

Income before income taxes	78,080	105,574	97,610
Income tax provision	29,328	41,154	37,110

Net income	$48,752	$64,420	$60,500

Net income per common share—basic	$1.22	$1.63	$1.55
Net income per common share—diluted	$1.20	$1.61	$1.53
Cash dividends per common share	$0.60	$0.52	$0.44

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2006	2005
Assets
Current assets
Cash and cash equivalents	$5,090	$71,897
Accounts and notes receivable, net	539,178	353,102
Merchandise inventories	666,527	439,887
Deferred income taxes	10,065	—
Other current assets	45,910	29,666

Total current assets	1,266,770	894,552
Property and equipment, net	70,853	51,942
Goodwill, net	259,670	242,620
Intangible assets, net	52,763	18,383
Deferred income taxes	—	170
Other assets, net	35,694	32,183

Total assets	$1,685,750	$1,239,850

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$542,552	$387,833
Accrued payroll and related liabilities	13,472	12,701
Deferred income taxes	47,606	30,441
Other accrued liabilities	66,873	57,893

Total current liabilities	670,503	488,868
Long-term debt	433,133	204,418
Deferred income taxes	2,472	—
Other liabilities	32,188	34,566

Total liabilities	1,138,296	727,852

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—40,257 shares and 39,890 shares	80,515	79,781
Paid-in capital	143,557	133,653
Retained earnings	332,013	307,353
Accumulated other comprehensive loss	(8,631)	(8,789)

Total shareholders’ equity	547,454	511,998

Commitments and contingencies
Total liabilities and shareholders’ equity	$1,685,750	$1,239,850

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Year ended December 31,	2006	2005	2004
Operating activities
Net income	$48,752	$64,420	$60,500
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	28,933	19,252	14,884
Deferred income taxes	9,640	(3,930)	9,047
Loss on early extinguishment of debt	11,411	—	—
Provision for LIFO reserve	3,944	6,574	3,840
Stock-based compensation expense	5,263	2,186	1,311
Provision for losses on accounts and notes receivable	23,452	6,960	1,155
Deferred direct-response advertising costs	(9,285)	(4,594)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(209,011)	(6,316)	7,656
Merchandise inventories	(107,965)	(9,896)	(55,247)
Accounts payable	137,843	45,200	8,076
Net change in other current assets and current liabilities	(16,126)	7,641	1,046
Other assets	106	1,229	1,478
Other liabilities	(170)	2,037	1,906
Other, net	(367)	4,611	3,002

Cash provided by (used for) operating activities	(73,580)	135,374	58,654

Investing activities
Additions to property and equipment	(21,948)	(30,166)	(13,253)
Additions to computer software	(6,050)	(3,641)	(4,941)
Acquisition of intangible assets	(10,735)	(6,201)	—
Net cash paid for acquisitions of businesses	(170,680)	(65,448)	(3,288)
Proceeds from sale of land	—	—	1,820
Other, net	(144)	65	312

Cash used for investing activities	(209,557)	(105,391)	(19,350)

Financing activities
Net proceeds of issuance of long-term debt	198,054	—	—
Repayment of long-term debt	(210,459)	—	—
Cash dividends paid	(24,092)	(20,713)	(17,322)
Net proceeds from revolving credit facility	229,100	—	—
Proceeds from exercise of stock options	4,317	4,315	5,263
Excess tax benefits related to stock-based compensation	1,632	—	—
Increase in drafts payable	16,500	2,823	13,500
Other, net	1,278	(307)	(1,284)

Cash provided by (used for) financing activities	216,330	(13,882)	157

Net increase (decrease) in cash and cash equivalents	(66,807)	16,101	39,461
Cash and cash equivalents at beginning of year	71,897	55,796	16,335

Cash and cash equivalents at end of year	$5,090	$71,897	$55,796

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2003	38,979	$77,958	$118,843	$220,468	$(6,914)	$410,355
Net income				60,500		60,500
Other comprehensive loss:
Minimum pension liability adjustment, net of $1,368 tax benefit					(2,139)	(2,139)

Comprehensive income						58,361

Issuance of restricted stock, net of forfeitures	83	166	(166)			—
Amortization of unearned compensation			1,312			1,312
Cash dividends				(17,322)		(17,322)
Exercise of stock options, including tax benefits of $3,094	490	980	7,377			8,357
Other	(33)	(66)	(741)			(807)

Balance December 31, 2004	39,519	79,038	126,625	263,646	(9,053)	460,256
Net income				64,420		64,420
Other comprehensive income:
Minimum pension liability adjustment, net of $169 tax expense					264	264

Comprehensive income						64,684

Issuance of restricted stock, net of forfeitures	87	174	(174)			—
Amortization of unearned compensation			2,189			2,189
Cash dividends				(20,713)		(20,713)
Exercise of stock options, including tax benefits of $2,554	329	658	6,211			6,869
Other	(45)	(89)	(1,198)			(1,287)

Balance December 31, 2005	39,890	79,781	133,653	307,353	(8,789)	511,998
Net income				48,752		48,752
Other comprehensive income:
Minimum pension liability adjustment, net of $196 tax benefit					(305)	(305)
Cash flow hedge activity, net of $296 tax expense					463	463

Comprehensive income						48,910

Issuance of restricted stock, net of forfeitures	127	253	(253)			—
Amortization of unearned compensation			5,263			5,263
Cash dividends				(24,092)		(24,092)
Exercise of stock options, including tax benefits of $1,632	257	514	5,435			5,949
Other	(17)	(33)	(541)			(574)

Balance December 31, 2006	40,257	$80,515	$143,557	$332,013	$(8,631)	$547,454

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Basis of Presentation. Owens & Minor, Inc. is a leading national distributor of medical and surgical supplies to acute-care healthcare providers and a healthcare supply-chain management company. In addition, the company began direct-to-consumer distribution of diabetic supplies and products for certain other chronic diseases with the acquisition of Access Diabetic Supply, LLC (Access) in January 2005. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Accounts and Notes Receivable. Accounts receivable from healthcare provider customers are recorded at the invoiced amount. The company assesses finance charges on overdue accounts receivable that are recognized in income based on their estimated ultimate collectibility. Accounts receivable for direct-to-consumer distribution sales are recorded at the estimated contractually allowable amount based on rates provided by Medicare, and other third-party payers. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible and for product returns. The allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $24.9 million and $13.3 million have been applied as reductions of accounts receivable at December 31, 2006 and 2005.

Merchandise Inventories. The company’s merchandise inventories are stated at the lower of cost or market. Inventories are generally valued on a last-in, first-out (LIFO) basis.

Property and Equipment. Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to eight years for warehouse equipment, five to forty years for building and building improvements, and three to eight years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

Leases. The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options,

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

generally for five-year increments. The company accounts for capital leases of certain information technology assets embedded in an outsourcing agreement in accordance with Emerging Issues Task Force Issue No. (EITF) 01-8, Determining Whether an Arrangement Contains a Lease. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. Leases are classified as operating leases or capital leases based on the provisions of Statement of Financial Accounting Standards No. (SFAS) 13, Accounting for Leases. Capital leases and leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. Rent expense for leases with rent holidays or pre-determined rent increases is recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows, and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment.

Direct-Response Advertising Costs. Beginning in January 2005, the company defers those costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company currently amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising.

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2006 and 2005 was $14.3 million and $14.1 million. Depreciation and amortization expense includes $5.9 million, $7.0 million and $7.9 million of software amortization for the years ended December 31, 2006, 2005 and 2004. In 2005 and 2004, the company determined that certain components of a software upgrade project would not be utilized as previously anticipated and had no resale value and, as a result, impairment charges of $3.5 million and $1.0 million were recorded in other operating income and expense, net, on the consolidated statements of income.

Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at cost, net of accumulated amortization. Intangible assets, consisting of customer relationships, non-competition agreements and trademarks are amortized over their estimated useful lives. Customer relationships are generally amortized for periods between four and fifteen years. Other intangibles are amortized on a straight-line basis, generally for periods between three and fifteen years.

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

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Supplier Incentives. The company has contractual arrangements with certain suppliers that provide for the payment of performance-based incentives. These incentives are accounted for in accordance with the provisions of EITF 02-16, Accounting By a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. These payments are recognized as a reduction in cost of revenue as the associated inventory is sold, or if later, the point at which they become probable and reasonably estimable.

Share-Based Compensation. Effective January 1, 2006, the company adopted the provisions of SFAS 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values. The company adopted the provisions of SFAS 123(R) using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date and are expected to vest.

As permitted by SFAS 123, the company used the intrinsic value method as defined by APB 25 to account for share-based payments prior to January 1, 2006. As a result, the adoption of SFAS 123(R) had, and is expected to continue to have, a significant effect on the company’s results of operations, although it will not significantly affect the company’s overall financial position. As the amount of expense to be recognized in future periods will depend on the levels of future grants, the effect of adoption of SFAS 123(R) cannot be predicted with certainty. However, had the company adopted SFAS 123(R) in prior periods, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payments. Selling, general and administrative (SG&A) expenses were $2.6 million higher in 2006 than would have been recorded without the adoption of SFAS 123(R).

SFAS 123(R) also requires the excess tax benefits of share-based payment arrangements to be reported as financing cash flows, rather than as operating cash flows as required prior to adoption. This requirement reduced net operating cash flows and increased net financing cash flows for 2006 by $1.6 million. The company cannot estimate what these amounts will be in the future, as they depend on a number of factors including the timing of employee exercises of stock options and the value of the company’s stock at the date of those exercises. However, had the company adopted SFAS 123(R) previously, the amount of cash flows recognized as financing

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

cash flows rather than operating cash flows for such excess tax deductions would have been $1.9 million in 2005 and $2.1 million in 2004. See Note 11 to the company’s consolidated financial statements for additional information regarding share-based compensation.

Derivative Financial Instruments. The company enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. These swaps are recognized on the balance sheet at their fair value, based on estimates of the prices obtained from a dealer. All of the company’s interest rate swaps are designated as hedges of the fair value of a portion of the company’s long-term debt, and accordingly, the changes in the fair value of the swaps and the changes in the fair value of the hedged item attributable to the hedged risk are recognized as a charge or credit to interest expense. The company assesses, both at the hedge’s inception and on an ongoing basis, whether the swaps are highly effective in offsetting changes in the fair values of the hedged items. If it is determined that an interest rate swap has ceased to be a highly effective hedge, the company discontinues hedge accounting prospectively. If an interest rate swap is terminated, no gain or loss is recognized, since the swaps are recorded at fair value. However, the change in fair value of the hedged item attributable to hedged risk is amortized to interest expense over the remaining life of the hedged item. If the hedged item is terminated prior to maturity, the interest rate swap, if not terminated at the same time, becomes an undesignated derivative and its subsequent changes in fair value are recognized in income.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilitities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of exisiting assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Operating Segments. The company periodically reviews its business for compliance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Other Recently Adopted Accounting Pronouncements. In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, Employers’ Accounting for Pensions, or SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. On December 31, 2006, the company adopted the recognition and disclosure provisions of SFAS 158. The adoption of SFAS 158 had no effect on the company’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect the company’s operating results in future periods. See Note 12 to the company’s consolidated financial statements for further discussion.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 2—Acquisitions of Businesses and Intangible Assets

McKesson Acute-Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, representing the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (the Seller), a wholly-owned subsidiary of McKesson Corporation. The purchase agreement provides for the delayed transfer of fixed assets and leases for certain of the distribution centers subject to the agreement to facilitate the transition of the acquired business to the company. The Seller and the company have entered into a transition services agreement pursuant to which the Seller will provide ongoing operational support of the business during the transition period. The acquisition is consistent with the company’s strategy of expanding its acute-care medical and surgical distribution customer base.

The purchase price was approximately $168.6 million in cash, including transaction costs, and is subject to adjustment upon a final determination of the value of inventory transferred. The acquisition was financed with borrowings under the company’s revolving credit facility and cash on-hand. The following table presents the preliminary purchase allocation of the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
December 31, 2006
Purchase Allocation
Assets acquired
Inventory	$122,536
Fixed assets	1,511
Other current assets	405
Intangible assets	30,800
Goodwill	16,701
Other non-current assets	291

Total Assets Acquired	$172,244

Liabilities assumed
Current Liabilities	3,656

Total Liabilities Assumed	3,656

Net Assets Acquired	$168,588

The acquisition is being accounted for as a business combination in accordance with SFAS 141, Business Combinations, and, as such, the acquired assets and liabilities are recorded based on their estimated fair values as of the closing date. The allocation of the purchase price is expected to be finalized after the valuation of certain assets and liabilities is complete. A preliminary allocation of the purchase price resulted in $16.7 million of goodwill, all of which is deductible for tax purposes. The goodwill amounts recognized in the acquisition resulted from a number of factors, including an assembled workforce, expected cost savings and revenue synergies. Of the $30.8 million of acquired intangible assets, $25.8 million was allocated to customer relationships, which are being amortized over a weighted average useful life of 15 years, and $5.0 million was allocated to a non-compete agreement, which is being amortized over a weighted average useful life of 5 years. Also in connection with the acquisition, the company recorded $3.6 million of estimated involuntary termination costs and lease exit liabilities. The results of operations of the acquired business are included in the company’s financial statements as of the acquisition date.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma information assumes that the company and the acquired business were combined at the beginning of the respective periods presented. The data is presented for informational purposes only and does not purport to be indicative of the results that would have been achieved if the acquisition had occurred at the beginning of each of the periods presented. The data does not reflect operating efficiencies expected to be realized from the combined operations, nor is it indicative of future operating performance.

(in thousands)	For the Year Ended December 31,
	2006	2005
Revenue	$6,371,950	$5,890,007
Net income	$28,207	$55,779
Basic earnings per share	$0.71	$1.41
Diluted earnings per share	$0.70	$1.39

The unaudited pro forma amounts above include estimated adjustments for amortization of acquired intangible assets, depreciation of acquired fixed assets, and interest expense on borrowings and loss of interest income on cash balances used to fund the purchase price, assuming the acquisition occurred as of the beginning of the periods presented. Interest has been calculated at the company’s borrowing rate under its credit facility based on rates available to the company during the periods presented. The unaudited pro forma net earnings above assume an income tax provision at the company’s consolidated tax rate for the respective year.

Direct-to-Consumer Supply Acquisitions

The company entered the direct-to-consumer (DTC) supply business on January 31, 2005, through the acquisition of Access Diabetic Supply, LLC (Access), a Florida-based DTC distributor of diabetic supplies and products for certain other chronic diseases. The company paid total consideration, including transaction costs, of approximately $58.8 million in cash. The allocation of the purchase price resulted in approximately $6.4 million of net tangible assets, $38.1 million of goodwill, all of which is deductible for tax purposes, and $14.3 million of intangible assets having a weighted-average amortization period of 4.8 years, including $10.2 million of customer relationships.

During 2006, the company completed five acquisitions in the DTC supply business for total consideration of $14.8 million. During 2005, the company completed two acquisitions in the DTC business for total consideration of $7.9 million. The assets acquired in these transactions consist primarily of customer relationships.

The DTC supply distribution business contributed $92.5 million of revenue in 2006 and $59.2 million of revenue in 2005, and $9.6 million in operating loss and $5.9 million of operating earnings to the company for the same periods.

Other Acquisitions

In 2005, the company acquired certain assets of two companies, expanding its technology service offerings. The total cost of these acquisitions was $4.9 million in cash, including transaction costs. The allocations of the purchase prices included $1.7 million of computer software, $3.1 million of goodwill and $0.1 million of intangible assets.

In 2004, the company acquired certain assets of two companies, which added to its consulting and outsourcing capabilities. The total adjusted purchase price was $4.8 million for these companies. The allocation of the purchase prices included $1.5 million of computer software, $3.0 million of goodwill and $0.3 million of intangible assets.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The operating results of each of the DTC and other acquisitions have been included in the company’s consolidated financial statements since the dates of the respective acquisition. Had the acquisitions that took place in 2006 occurred at January 1, 2005, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the years ended December 31, 2006 or 2005. Had the acquisitions that took place in 2005 occurred at January 1, 2004, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the year ended December 31, 2004.

Note 3—Merchandise Inventories

The company’s merchandise inventories are generally valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $57.6 million and $53.7 million as of December 31, 2006 and 2005.

Note 4—Property and Equipment

The company’s investment in property and equipment consists of the following:

(in thousands)
December 31,	2006	2005
Computer equipment	$32,183	$33,665
Warehouse equipment	38,185	29,728
Building and improvements	23,257	—
Office equipment and other	14,034	16,489
Leasehold improvements	10,593	12,615
Furniture and fixtures	9,364	—
Land and improvements	7,764	3,520
Construction in progress	—	26,406

	135,380	122,423
Accumulated depreciation and amortization	(64,527)	(70,481)

Property and equipment, net	$70,853	$51,942

Depreciation and amortization expense for property and equipment in 2006, 2005 and 2004 was $10.4 million, $6.9 million and $6.8 million.

Note 5—Direct-Response Advertising Costs

Beginning with the acquisition of Access on January 31, 2005, the company defers those costs of direct-response advertising of its DTC diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs.

The company deferred $9.3 million and $4.6 million of direct-response advertising costs and recorded amortization of $3.2 million and $0.9 million for the years ended December 31, 2006 and 2005. At December 31, 2006 and 2005, deferred direct-response advertising costs of $9.8 million and $3.7 million, net of accumulated amortization of $4.1 million and $0.9 million, were included in other assets, net, on the consolidated balance sheets.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 6—Goodwill and Intangible Assets

The following table presents the activity in goodwill for the year ended December 31, 2006:

(in thousands)
Balance, December 31, 2004	$200,467
Additions due to acquisitions	42,153

Balance, December 31, 2005	$242,620
Additions due to acquisitions	17,050

Balance, December 31, 2006	$259,670

Intangible assets at December 31, 2006 and December 31, 2005 are as follows:

(in thousands)	December 31, 2006			December 31, 2005
	Weighted average useful life	Gross amount	Accumulated amortization	Weighted average useful life	Gross amount	Accumulated amortization
Customer relationships	9 years	$57,019	$12,358	4 years	$17,334	$4,109
Other intangibles	6 years	9,791	1,689	6 years	4,421	612

		66,810	14,047		21,755	4,721
Unamortized intangible pension asset		—	—		1,349	—

Total		$66,810	$14,047		$23,104	$4,721

Amortization expense for intangible assets was $9.4 million, $4.6 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense for the next five years is as follows: 2007—$11.9 million; 2008—$9.9 million; 2009—$6.7 million; 2010—$4.3 million; 2011—$2.8 million.

Note 7—Accounts Payable

Accounts payable balances were $542.6 million and $387.8 million as of December 31, 2006 and 2005, of which $466.6 million and $328.3 million were trade accounts payable and $76.0 million and $59.5 million were drafts payable. Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 8—Debt

The company’s debt consists of the following:

(in thousands)
December 31,	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $200 million par value, mature April 2016	$200,768	$200,000	$—	$—
8.5% Senior Subordinated Notes, $200 million par value, mature July 2011	—	—	203,556	209,250
Revolving credit facility with interest based on London Interbank Offered Rate (LIBOR), Federal Funds Rate or Prime Rate, expires May 2011, credit limit of $250 million	229,100	229,100	—	—
Capital leases	6,063	6,063	1,273	1,273
Other	999	999	999	999

Total debt	436,930	436,162	205,828	211,522
Less current maturities	(3,797)	(3,797)	(1,410)	(1,410)

Long-term debt	$433,133	$432,365	$204,418	$210,112

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In April 2006, the company issued $200 million of 6.35% Senior Notes maturing on April 15, 2016 (Notes). Interest on the Notes is payable semi-annually on April 15 and October 15, beginning October 15, 2006. The Notes are redeemable at the company’s option, subject to restrictions. The Notes are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company. The net proceeds from the Notes, together with cash on-hand, were used to retire the 8.5% Senior Subordinated Notes due in 2011 (2011 Notes).

The early retirement of the 2011 Notes resulted in a loss of $11.4 million, comprised of $8.0 million of retirement cost in excess of carrying value, a $3.0 million write-off of debt issuance costs, and $0.4 million of fees.

Also in April 2006, the company amended its $250 million revolving credit facility in order to (i) reduce the applicable borrowing rates and fees payable, (ii) eliminate the borrowing base limitation applicable to borrowings under the revolving credit facility, (iii) increase the amount of certain types of indebtedness that can be incurred under the facility, and (iv) extend the term of the agreement to May 2011. The interest rate of the amended facility is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee due to the company’s investment grade rating. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

In July 2001, the company issued the $200 million 2011 Notes which would have matured on July 15, 2011, but were retired in 2006, as discussed above. The 2011 Notes were unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company. Under these guarantees, the guarantor subsidiaries would have been required to pay up to the full balance of the debt in the event of default of Owens & Minor, Inc.

Cash payments for interest during 2006, 2005 and 2004 were $19.6 million, $13.9 million and $12.3 million. In 2006, 2005 and 2004, $0.3 million, $1.3 million and $0.4 million of interest cost was capitalized relating to long-term capital projects, such as design and construction of a new corporate headquarters and development of information systems infrastructure.

The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. The $229.1 million outstanding on the revolving credit facility is due May 2011. At December 31, 2006, the company had $8.7 million of available credit under the revolving credit facility, as $12.2 million of available financing was reserved for certain letters of credit. At December 31, 2006, the company had no other long-term debt, other than capital leases, due within the next five years. Future minimum capital lease payments, net of interest, for the five years subsequent to December 31, 2006, are $2.8 million in 2007, $1.8 million in 2008, $1.1 million in 2009, $0.3 million in 2010, and $0.1 million in 2011. At December 31, 2006, the company was in compliance with its debt covenants.

Note 9—Off Balance Sheet Receivables Financing Facility

The company had in effect an off balance sheet receivables financing facility which was terminated in May 2004. Under the terms of the facility, a wholly-owned subsidiary of the company was entitled to sell, without recourse, up to $225 million of its trade receivables to a group of unrelated third-party purchasers at a cost of funds based on either commercial paper rates, the Prime Rate, or LIBOR. The company continued to service the receivables that were transferred under the facility on behalf of the purchasers at estimated market rates. Accordingly, the company did not recognize a servicing asset or liability. Costs related to this facility are included in discount on accounts receivable securitization on the consolidated statements of income.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 10—Derivative Financial Instruments

The company generally enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. In July 2001, the company entered into interest rate swap agreements of $100 million notional amounts that effectively converted a portion of the company’s fixed rate financing instruments to variable rates. These swaps were designated as fair value hedges of a portion of the company’s 2011 Notes and, as the terms of the swaps are identical to the terms of the 2011 Notes, qualified for an assumption of no ineffectiveness under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Under these agreements, expiring in July 2011, the company paid the counterparties a variable rate based on LIBOR and the counterparties paid the company a fixed interest rate of 8.5%. These swaps were terminated in March 2006.

In March 2006, the company entered into forward contracts to hedge its future interest rate risk associated with the pricing of the Notes. See note 8 for further description of the Notes offering. The contracts were terminated in April 2006, resulting in a gain of $0.8 million that will be recognized in interest expense, net, ratably over the life of the Notes.

In April 2006, in conjunction with the issuance of the Notes, the company entered into interest rate swap agreements, under which the company pays counterparties a variable rate based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the Notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS 133.

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net, on the consolidated statements of income. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2006 and 2005 was $0.9 million and $3.1 million, net of accrued interest. The fair value of the swaps is recorded in other assets, net, on the consolidated balance sheets.

The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, the company believes its exposure is not material and, since the counterparties are investment grade financial institutions, nonperformance is not anticipated.

Note 11—Share-Based Compensation

The company maintains share-based compensation plans (Plans) that provide for the granting of stock options, stock appreciation rights (SARs), restricted common stock and common stock. The Plans are administered by the Compensation and Benefits Committee of the board of directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs, and restricted and unrestricted stock. The company uses authorized and unissued common shares for grants of restricted stock or stock option exercise. At December 31, 2006, approximately 2.6 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria, related to the achievement of certain financial and operational results. At December 31, 2006, there were no SARs outstanding.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

In accordance with FASB Staff Position No. SFAS 123(R)-3 issued in November 2005, the company elected the specified “short-cut” method to calculate its beginning pool of additional paid-in-capital related to share-based compensation. This accounting policy election had no impact on the company’s financial statements.

The following table presents the effect of adopting SFAS 123(R) on the results of operations:

(in thousands, except per share data)	For the Year Ended December 31, 2006
	As Reported	Effect of SFAS 123(R)
Income before income taxes	$78,080	$(2,609)
Net income	48,752	(1,629)

Net income per basic common share	$1.22	$(0.04)
Net income per diluted common share	1.20	(0.04)

Cash provided by (used for) operating activities	$(73,580)	$(1,632)
Cash provided by (used for) financing activities	$216,330	$1,632

The adoption of the provisions of SFAS 123(R) did not have a material cumulative effect on the company’s financial position or results of operations at January 1, 2006.

Prior to January 1, 2006, the company used the intrinsic value method, as defined by Accounting Principles Board Opinion No. 25, to account for share-based compensation. This method required compensation expense to be recognized for the excess of the quoted market price of the stock at the grant date or the measurement date over the amount an employee must pay to acquire the stock. The following table presents the effect on net income and earnings per share had the company used the fair value method to account for share-based compensation prior to 2006:

(in thousands, except per share data)	For the Years Ended,
	2005	2004
Net income	$64,420	$60,500
Add: share-based employee compensation expense included in reported net income, net of tax	1,334	800
Deduct: Total share-based employee compensation expense determined under fair value-based method for all awards, net of tax	(2,922)	(1,998)

Pro forma net income	$62,832	$59,302

Per common share—basic:
Net income, as reported	$1.63	$1.55
Pro forma net income	$1.59	$1.52
Per common share—diluted:
Net income, as reported	$1.61	$1.53
Pro forma net income	$1.57	$1.49

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity and terms of outstanding options at December 31, 2006, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2003	2,184	$14.71
Granted	381	24.58
Exercised	(637)	14.11
Forfeited	(146)	13.63

Options outstanding at December 31, 2004	1,782	$17.12
Granted	488	29.45
Exercised	(396)	15.78
Forfeited	(36)	27.05

Options outstanding at December 31, 2005	1,838	$20.49
Granted	323	31.98
Exercised	(288)	18.31
Forfeited	(93)	18.38

Options outstanding at December 31, 2006	1,780	$23.05	4.46	$14.6

Vested or expected to vest at December 31, 2006	1,726	$22.81	4.40	$14.0

Exercisable at December 31, 2006	1,223	$19.86	3.90	$14.6

At December 31, 2006, the following option groups were outstanding:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 8.31—12.00	140	$8.80	2.96	140	$8.80	2.96
$ 12.01—15.00	283	14.35	1.78	283	14.35	1.78
$ 15.01—18.00	121	15.98	1.31	121	15.98	1.31
$ 18.01—25.00	454	21.94	4.50	384	21.47	4.54
$ 25.01—32.00	782	30.49	6.16	295	29.91	6.63

	1,780	$23.05	4.46	1,223	$19.86	3.90

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.6 million, $3.9 million and $7.1 million. The weighted average fair value of options granted was $8.41, $6.80 and $6.98 for the years ended December 31, 2006, 2005 and 2004.

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock over the most recent period of time equal to the expected term of the option. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

behavior based on historical patterns. The risk-free interest rate is based on U.S.Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on historical voluntary termination behavior, as well as an analysis of actual option forfeitures. The following table summarizes the assumptions used to determine the fair value of options granted during the following periods:

	2006	2005	2004
Expected term	5.1 - 5.8 years	4 years	4 years
Expected volatility	24.6% - 28%	25.7% - 30.1%	32.8% - 35.8%
Expected dividend yield	1.9%	2.0% - 2.3%	1.6% - 1.7%
Risk-free interest rate	4.94% - 4.95%	3.6% - 4.4%	3.4% - 3.5%

The following table summarizes the activity and terms of nonvested restricted stock at December 31, 2006, and for each of the years in the period then ended:

	2006		2005		2004
	Number of Shares (000’s)	Weighted Average Grant-date Value	Number of Shares (000’s)	Weighted Average Grant-date Value	Number of Shares (000’s)	Weighted Average Grant-date Value
Nonvested shares at beginning of year	218	$24.12	275	$17.92	243	$15.90
Granted	132	31.80	114	28.95	85	22.60
Vested	(40)	18.20	(143)	16.76	(50)	15.84
Forfeited	(9)	27.18	(28)	20.61	(3)	21.22

Nonvested shares at end of year	301	$28.25	218	$24.12	275	$17.92

The total value of restricted stock vested at December 31, 2006, 2005 and 2004 was $0.8 million, $2.4 million and $0.8 million.

Total share-based compensation expense for December 31, 2006, 2005 and 2004, was $5.3 million, $2.2 million and $1.3 million, with recognized tax benefits of $2.1 million, $0.9 million and $0.5 million. The total unrecognized compensation cost related to nonvested awards was $6.6 million, expected to be recognized over a weighted-average period of 2.3 years at December 31, 2006.

Beginning with awards granted on or after January 1, 2006, unearned compensation is recognized as compensation expense ratably over the shorter of the vesting period or the period from the date of grant to the date that the employee is eligible for retirement. For awards issued prior to January 1, 2006, unearned compensation is recognized as compensation expense ratably over the vesting period. For grants which vest based on certain specified performance criteria, unearned compensation is recognized as compensation expense over the period of performance, once achievement of criteria is deemed probable. Had unearned compensation been recognized in the current manner for grants prior to 2006, share-based compensation expense would have been lower by $44,000 and $326,000 for the years ended December 31, 2006 and 2005, and higher by $61,000 for the year ended December 31, 2004.

Note 12—Retirement Plans

Savings and Retirement Plan. The company maintains a voluntary 401(k) Savings and Retirement Plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary, subject to certain limits. This contribution can be increased at the company’s discretion. The company incurred approximately $6.0 million, $4.2 million and $3.8 million of expenses related to this plan in 2006, 2005 and 2004.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes, and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The company contributed $1.5 million to the plan in 2006 and expects to contribute approximately $1.5 million in 2007.

The company invests the assets of the pension plan in order to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. As of December 31, 2006 and 2005, the plan consisted of the following types of investments, compared to the target allocation:

December 31,	2006	2005	Target
Equity securities	72%	72%	71%
Debt securities	23	23	24
Real estate	5	5	5

Total	100%	100%	100%

As of December 31, 2006 and 2005, plan assets included 34,444 shares of the company’s common stock, representing 4% of total plan assets in 2006 and 2005.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation. This plan was amended and restated effective April 1, 2004, to reflect changes in levels of benefits payable under the plan.

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)

	Pension Plan		Retirement Plan
December 31,	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$31,216	$29,992	$26,584	$27,080
Service cost	—	—	858	1,035
Interest cost	1,678	1,686	1,386	1,535
Actuarial (gain) loss	(955)	907	(1,487)	(2,192)
Benefits paid	(1,373)	(1,369)	(1,336)	(874)

Benefit obligation, end of year	$30,566	$31,216	$26,005	$26,584

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands)	Pension Plan		Retirement Plan
December 31,	2006	2005	2006	2005
Change in plan assets
Fair value of plan assets, beginning of year	$23,496	$23,364	$—	$—
Actual return on plan assets	2,797	1,501	—	—
Employer contribution	1,500	—	1,336	874
Benefits paid	(1,373)	(1,369)	(1,336)	(874)

Fair value of plan assets, end of year	$26,420	$23,496	$—	$—

Funded status at December 31	$(4,146)	$(7,720)	$(26,005)	$(26,584)

Reconciliation of (accrued) prepaid benefit cost
Benefit obligation	$(30,566)	$(31,216)	$(26,005)	$(26,584)
Fair value of assets	26,420	23,496	—	—
Unrecognized net actuarial loss	7,863	10,689	5,856	7,731
Unrecognized prior service cost	—	—	1,191	1,349

(Accrued) prepaid benefit cost included in other liabilities	$3,717	$2,969	$(18,958)	$(17,504)

Amounts recognized in the consolidated balance sheets
Other liabilities	$(4,146)	$(7,720)	$(26,005)	$(22,572)
Intangible asset	—	—	—	1,349
Accumulated other comprehensive loss	7,863	10,689	7,047	3,719

Net amount recognized	$3,717	$2,969	$(18,958)	$(17,504)

Accumulated benefit obligation	$30,566	$31,216	$22,081	$22,572
Weighted average assumptions used to determine benefit obligation
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of increase in future compensation levels	n/a	n/a	5.50%	5.50%

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)
Year ended December 31,	2006	2005	2004
Service cost	$858	$1,035	$1,008
Interest cost	3,065	3,221	2,994
Expected return on plan assets	(1,624)	(1,627)	(1,735)
Amortization of prior service cost	158	158	188
Recognized net actuarial loss	1,086	1,291	882

Net periodic pension cost	$3,543	$4,078	$3,337

Weighted average assumptions used to determine net periodic pension cost
Discount rate	5.75%	5.75%	6.10%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumption also takes into account expenses that are paid directly by the plan. The discount rate assumption is based on the Moody’s Aa rate.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amounts related to the company’s Pension and Retirement Plans recognized as a component of other comprehensive income are as follows:

(in thousands)
Year ended December 31,	2006	2005	2004
Net actuarial gain (loss)	$690	$433	$(3,507)
Prior service cost	(1,191)	—	—
Deferred tax benefit (expense)	196	(169)	1,368

Other comprehensive income (loss), net of tax	$(305)	$264	$(2,139)

Amounts recognized as a component of accumulated other comprehensive loss as of year-end that have not been recognized as a component of the net periodic pension cost of the company’s pension and retirement plans are presented in the following table. The company expects to recognize approximately $0.8 million of the net actuarial loss and $0.2 million of the prior service cost reported in the following table as of December 31, 2006, as a component of net periodic pension cost during 2007.

(in thousands)
Year ended December 31,	2006	2005
Net actuarial loss	$(13,719)	$(14,408)
Prior service cost	(1,191)	—
Deferred tax benefit	5,815	5,619

Amounts included in other comprehensive loss, net of tax	$(9,095)	$(8,789)

All measurements of the pension plan assets and benefit obligations are as of December 31 of the years presented, except the real estate investments, which are measured as of September 30.

As of December 31, 2006, the expected benefit payments for each of the next five years and the five-year period thereafter for the pension and retirement plans are as follows:

(in thousands)
Year	Pension Plan	Retirement Plan
2007	$1,479	$1,454
2008	1,530	1,485
2009	1,578	1,534
2010	1,652	1,624
2011	1,714	1,672
2012-2016	9,456	10,233

On December 31, 2006, the company adopted the recognition and disclosure provisions of SFAS 158, which requires the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The net adjustment to accumulated other comprehensive income at adoption of $5.1 million ($3.1 million, net of tax) represents the net unrecognized actuarial losses and unrecognized prior service costs. The effects of adopting the provisions of SFAS 158 on the individual line items of the company’s consolidated balance sheet at December 31, 2006, are presented in the following table:

(in thousands) Year ended December 31,	Before Application of Statement 158	Adjustments	After Application of Statement 158
Prepaid pension asset	1,191	(1,191)	—
Deferred income tax asset	3,820	1,995	5,815
Liability for pension benefits	(26,227)	(3,924)	(30,151)
Accumulated other comprehensive income, net of tax	5,975	3,120	9,095

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 13—Income Taxes

The income tax provision consists of the following:

(in thousands)
Year ended December 31,	2006	2005	2004
Current tax provision:
Federal	$18,042	$38,861	$23,830
State	1,646	6,223	4,233

Total current provision	19,688	45,084	28,063

Deferred tax provision (benefit):
Federal	8,637	(3,527)	8,119
State	1,003	(403)	928

Total deferred provision (benefit)	9,640	(3,930)	9,047

Total income tax provision	$29,328	$41,154	$37,110

A reconciliation of the federal statutory rate to the company’s effective income tax rate is shown below:
Year ended December 31,	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	2.2	3.6	3.4
Other, net	0.4	0.4	(0.4)

Effective rate	37.6%	39.0%	38.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)
Year ended December 31,	2006	2005
Deferred tax assets:
Allowance for losses on accounts and notes receivable	$8,472	$2,905
Accrued liabilities not currently deductible	6,912	5,213
Employee benefit plans	18,181	15,756
Minimum tax credit and state net operating loss carryforwards	10,065	—
Finance charges	3,700	—
Other	3,440	4,049

Total deferred tax assets	50,770	27,923

Deferred tax liabilities:
Merchandise inventories	69,535	41,087
Property and equipment	2,497	167
Goodwill	11,293	10,189
Computer software	2,991	3,325
Direct-response advertising costs	3,828	—
Other	639	3,426

Total deferred tax liabilities	90,783	58,194

Net deferred tax liability	$(40,013)	$(30,271)

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Management believes it is more likely than not that the company will realize the benefits of the company’s deferred tax assets, net of existing valuation allowances. The minimum tax credit carryforward has no expiration date. The state net operating loss carryforwards will expire between 2007 and 2026. At December 31, 2006, the company had a $40 thousand valuation allowance related to state net operating loss carryforwards. The company did not have state net operating loss carryforwards at December 31, 2005. At December 31, 2006 and 2005, the company had a $0.4 million valuation allowance for deferred tax assets related to capital losses.

Cash payments for income taxes for 2006, 2005 and 2004 were $29.6 million, $40.3 million and $30.1 million. See Note 17 for discussion of pending tax matters.

Note 14—Net Income Per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)
Year ended December 31,	2006	2005	2004
Numerator:
Numerator for net income per basic common share—net income	$48,752	$64,420	$60,500

Denominator:
Denominator for net income per basic common share—weighted average share	39,860	39,520	39,039
Effect of dilutive securities:
Stock options and restricted stock	607	536	629

Denominator for net income per diluted common share—adjusted weighted average shares and assumed conversions	40,467	40,056	39,668

Net income per basic common share	$1.22	$1.63	$1.55
Net income per diluted common share	$1.20	$1.61	$1.53

During the years ended December 31, 2005 and 2004, outstanding options to purchase approximately 378,000 and 4,000 common shares were excluded from the calculation of net income per diluted common share, because their exercise price exceeded the average market price of the common stock for the year.

Note 15—Shareholders’ Equity

The company has a shareholder rights agreement under which one Right is attendant to each outstanding share of common stock of the company. Each Right entitles the registered holder to purchase from the company one one-thousandth of a share of a new Series A Participating Cumulative Preferred Stock (New Series A Preferred Stock) at an exercise price of $100 (New Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires more than 15% of the outstanding shares of the company’s common stock, or if the company’s board of directors so determines following the commencement of a public announcement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 15% of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the New Purchase Price, New Series A Preferred Stock (or in certain circumstances, cash, property or other securities of the company or a potential acquirer) having a value equal to twice the amount of the New Purchase Price. The agreement is subject to review every three years by the company’s independent directors. The Rights will expire on April 30, 2014, if not earlier redeemed.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Commitments and Contingencies

Effective August 1, 2006, the company extended, through July 31, 2014, its commitment to outsource its information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable with 180 days’ notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable was $9.1 million at December 31, 2006, declining each year to zero at the end of the twelfth contract year.

Assuming no early termination of the contract, the fixed and determinable portion of the obligations under this agreement ranges from $41.4 million in 2007 to $19.2 million in 2014, totaling $273.0 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. The company paid $40.1 million, $36.9 million and $34.6 million under this contract in 2006, 2005 and 2004.

In accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease, the company has recorded approximately $5.5 million of assets associated with the contract.

The company has a non-cancelable agreement through September 2008 to receive support and upgrades for certain computer software. Future minimum payments under this agreement for 2007 and 2008 are $0.7 million and $0.6 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. At December 31, 2006, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)
Total
2007	34,479
2008	28,457
2009	22,721
2010	19,884
2011	16,171
Later years	19,508

Total minimum payments	$141,220

Rent expense for all operating leases for the years ended December 31, 2006, 2005 and 2004 was $41.6 million, $37.8 million and $35.2 million.

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions, and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Revenue from member hospitals under contract with Novation totaled $2.4 billion in 2006, $2.3 billion in 2005, and $2.2 billion in 2004, approximately 43%, 47%, and 48% of the company’s revenue. Revenue from member hospitals under contract with Broadlane totaled $0.6 billion each for 2006, 2005 and 2004, approximately 12%, 13% and 14% of the company’s revenue. Revenue from member hospitals under contract with Premier totaled $0.8 billion in 2006, and $0.6 billion in 2005 and 2004, approximately 15%, 13% and 14% of the company’s revenue. As members of group purchasing organizations, Novation, Broadlane and Premier members have an incentive to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

Note 17—Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $71.5 million in federal, state and local taxes for tax years through 2006 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $9.5 million as of December 31, 2006, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years, and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

In addition to the foregoing matter, the company is subject to various other legal actions that are ordinary and incidental to its business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. The company establishes reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, the company believes that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by the company’s insurance coverage, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, the company believes, based on current knowledge and the advice of counsel, that the outcome of these currently pending other matters, individually or in the aggregate, will not have a material adverse effect on the company’s financial condition or results of operations.

Note 18—Subsequent Event

On January 29, 2007, the company entered into an amendment to its existing $250 million revolving credit facility, increasing its borrowing capacity by $100 million to $350 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and on December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 158, Employees’ Accounting for Defined Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Richmond, Virginia
February 26, 2007

QUARTERLY FINANCIAL INFORMATION

(unaudited)

(in thousands, except per share data)

	2006
Quarters	1st	2nd	3rd	4th
Revenue	$1,261,999	$1,300,315	$1,319,179	$1,652,243
Gross margin	136,190	141,229	144,480	174,897
Net income	16,503	10,489	14,454	7,306
Net income per common share:
Basic	$0.42	$0.26	$0.36	$0.18
Diluted	0.41	0.26	0.36	0.18
Dividends	0.15	0.15	0.15	0.15
Market price
High	$33.25	$35.24	$33.57	$33.95
Low	27.40	27.78	28.26	29.56

	2005
Quarters	1st	2nd	3rd	4th
Revenue	$1,193,600	$1,210,894	$1,201,971	$1,215,949
Gross margin	125,838	128,768	130,725	130,781
Net income	15,919	15,973	16,790	15,738
Net income per common share:
Basic	$0.40	$0.40	$0.42	$0.40
Diluted	0.40	0.40	0.42	0.39
Dividends	0.13	0.13	0.13	0.13
Market price
High	$29.29	$32.91	$33.59	$30.44
Low	26.38	26.20	27.26	26.80

Index to Exhibits

2.1	Asset Purchase and Sale Agreement, dated as of July 10, 2006, among Owens & Minor Distribution, Inc., Owens and Minor, Inc., McKesson Medical-Surgical Inc. and McKesson Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 14, 2006)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended March 31, 2004)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended June 30, 2004)

4.1	Amended and Restated Credit Agreement dated as of May 4, 2004, by and among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended March 31, 2004)

4.2	Joinder agreement between Owens & Minor Healthcare Supply, Inc. and Bank of America, N.A., dated as of March 17, 2005, (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2005)

4.3	Joinder agreement between Access Diabetic Supply, LLC and Bank of America, N.A., dated as of March 17, 2005, (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2005)

4.4	First Amendment to Amended and Restated Credit Agreement, dated as of April 3, 2006, among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as borrowers, the Company and certain of its Subsidiaries, as guarantors, the banks identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated April 7, 2006)

4.5	Form of Second Amendment to Amended and Restated Credit Agreement, dated as of January 29, 2007, among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc., the Company, certain subsidiaries of the Company, the banks identified on the signature pages hereto and Bank of America, N.A. (as administrative agent) (incorporated herein by reference to the Company’s Current Report 8-K, Exhibit 4.1, dated February 1, 2007)

4.6	Senior Subordinated Indenture dated as of July 2, 2001 among Owens & Minor, Inc., as Issuer, Owens & Minor Medical, Inc., National Medical Supply Corporation, Owens & Minor West, Inc., Koley’s Medical Supply, Inc. and Stuart Medical, Inc., as Guarantors (the “Guarantors”), and SunTrust Bank, as Trustee (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended June 30, 2001)

4.7	First Supplemental Indenture dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.2, for the quarter ended June 30, 2001)

4.8	Exchange and Registration Rights Agreement dated as of July 2, 2001 among Owens & Minor, Inc., the Guarantors, Lehman Brothers Inc., Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Securities, Inc., Goldman Sachs & Co. and J.P. Morgan Securities Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.3, for the quarter ended June 30, 2001)

4.9	Third Supplemental Indenture dated as of May 2, 2005 among Owens & Minor, Inc., each of Access Diabetic Supply, LLC, and Owens & Minor Healthcare Supply, Inc., and SunTrust Bank (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended March 31, 2005)

4.10	Fourth Supplemental Indenture, dated as of April 7, 2006, among the Company, Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.4, dated April 7, 2006)

4.11	Indenture, dated as of April 7, 2006, for the Senior Notes due 2016 among the Company, Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated April 7, 2006)

4.12	Form of Global Security for the Senior Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated April 7, 2006)

4.13	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. Management Equity Ownership Program, as amended effective October 21, 2002, (incorporated herein by reference to the company’s Annual Report on Form 10-K, Exhibit 10.2, for the year ended December 31, 2002)*

10.3	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective April 1, 2004 (“SERP”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2004)*

10.4	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated December 31, 2004)*

10.5	Form of Owens & Minor, Inc. Executive Severance Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.6, dated December 31, 2004)*

10.6	Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.7	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.8	Resolutions of the Board of Directors of the Company amending the Deferred Fee Program under the Directors’ Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 31, 2004)*

10.9	The form of agreement with directors for entering into (i) Deferred Fee Program and (ii) Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9 for the year ended December 31, 2004)*

10.10	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.11	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.12	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.13	Owens & Minor, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated December 31, 2004)*

10.14	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.15	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.16	Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.17	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.18	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.19	Resolutions of the Board of Directors of the Company amending the Owens & Minor, Inc. Pension Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.20	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.21	Form of Owens & Minor, Inc., Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.22	Form of Owens & Minor, Inc., Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.2, dated June 23, 2005)*

10.23	Form of Performance Accelerated Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 3, 2006)*

10.24	Form of Letter from Owens & Minor, Inc., to Craig Smith (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2005)*

10.25	Approval of the Board of Directors of the Company of Compensation for Chairman of the Board (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated October 26, 2005)*

10.26	Compensation Levels for Non-Employee Directors (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated May 3, 2006)*

10.27	Base Salary Levels for and Stock Option and Restricted Stock Grants to Named Executive Officers (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated May 3, 2006)*

10.28	2007 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2006)*

10.29	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.30	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15—Net Income per Common Share

14	Owens & Minor, Inc. Code of Honor (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 14, for the year ended December 31, 2003)

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2007.

OWENS & MINOR, INC.

/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 26th day of February, 2007 and in the capacities indicated:

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

Craig R. Smith (55)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with the company since 1989.

Charles C. Colpo (49)

Senior Vice President, Operations

Senior Vice President, Operations since 1999, and Senior Vice President, Operations & Technology from April 2005 to July 2006. Mr. Colpo has been with the company since 1981.

Erika T. Davis (43)

Senior Vice President, Human Resources

Senior Vice President, Human Resources since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (55)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary since 2003. Ms. den Hartog previously served as a Partner of McGuire Woods LLP from 1990 to 2003.

Jeffrey Kaczka (47)

Senior Vice President, Chief Financial Officer

Senior Vice President, Chief Financial Officer since 2001. Previously, Mr. Kaczka served as Senior Vice President, Chief Financial Officer for Allied Worldwide, Inc. from 1999 to 2001.

Richard W. Mears (46)

Senior Vice President, Chief Information Officer

Senior Vice President, Chief Information Officer since June 2005. Previously, Mr. Mears was an Executive Director with Perot Systems from 2003 to June 2005, and an account executive from 1998 to 2003.

Mark A. Van Sumeren (49)

Senior Vice President, Business Development

Senior Vice President, Business Development since July 2006. Senior Vice President, OMSolutionsSM from 2003 to July 2006. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003.

Richard F. Bozard (59)

Vice President, Treasurer

Vice President, Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (57)

Vice President, Controller

Vice President, Controller since 1997. Ms. Cape has been with the company since 1997.

Hugh F. Gouldthorpe, Jr. (68)

Vice President, Quality & Communications

Vice President, Quality & Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Scott W. Perkins (50)

Group Vice President, Sales & Distribution

Group Vice President, Sales & Distribution—West since October 2005. Previously, Mr. Perkins served as Senior Vice President, Sales & Distribution from January to October 2005. Prior to that, he served as Regional Vice President, West, from March to December 2004, and Area Vice President from 2002 to 2004. Mr. Perkins has been with Owens & Minor since 1989.

W. Marshall Simpson (38)

Group Vice President, Sales & Distribution

Group Vice President, Sales & Distribution—East since October 2005. Previously, Mr. Simpson served as Regional Vice President from 2004 to October 2005. Prior to that, Mr. Simpson served as Operating Vice President of Corporate Accounts from 2003 to 2004, and Operating Vice President of Business Integration from 2002 to 2003. Mr. Simpson has been with the company since 1991.

Numbers inside parentheses indicate age