Form 10-K/A
period 2006-12-31
OWENS & MINOR INC/VA/
filed 2007-02-27
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed solely to include a signature that was inadvertently omitted from the Consent of Independent Registered Public Accounting Firm provided as Exhibit 23.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2007.

OWENS & MINOR, INC.

/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment to the report has been signed below by the following persons on behalf of the registrant on the 27th day of February, 2007 and in the capacities indicated:

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

58