Form 10-Q
period 2007-03-31
OWENS & MINOR INC/VA/
filed 2007-05-08
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2007, was 40,505,946 shares.

Owens & Minor, Inc. and Subsidiaries

I ndex

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006
Revenue	$1,686,199	$1,261,999
Cost of revenue	1,511,538	1,125,809

Gross margin	174,661	136,190
Selling, general and administrative expenses	142,782	101,551
Depreciation and amortization	8,178	5,133
Other operating income and expense, net	(1,082)	(920)

Operating earnings	24,783	30,426
Interest expense, net	7,171	3,057

Income before income taxes	17,612	27,369
Income tax provision	6,797	10,866

Net income	$10,815	$16,503

Net income per common share – basic	$0.27	$0.42

Net income per common share – diluted	$0.27	$0.41

Cash dividends per common share	$0.17	$0.15

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$4,936	$5,090
Accounts and notes receivable, net of allowances of $29,636 and $24,860	561,279	539,178
Merchandise inventories	639,947	666,527
Other current assets	57,509	55,975

Total current assets	1,263,671	1,266,770
Property and equipment, net of accumulated depreciation of $67,262 and $64,527	72,257	70,853
Goodwill, net	259,053	259,670
Intangible assets, net	49,650	52,763
Other assets, net	37,298	35,694

Total assets	$1,681,929	$1,685,750

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$504,765	$542,552
Accrued payroll and related liabilities	13,443	13,472
Other accrued liabilities	98,994	114,479

Total current liabilities	617,202	670,503
Long-term debt	457,966	433,133
Other liabilities	52,375	34,660

Total liabilities	1,127,543	1,138,296

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares
Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—40,347 shares and 40,257 shares	80,694	80,515
Paid-in capital	145,540	143,557
Retained earnings	336,796	332,013
Accumulated other comprehensive loss	(8,644)	(8,631)

Total shareholders’ equity	554,386	547,454

Total liabilities and shareholders’ equity	$1,681,929	$1,685,750

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating activities
Net income	$10,815	$16,503
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	8,178	5,133
Amortization of direct-response advertising	1,595	495
Provision for LIFO reserve	4,850	4,590
Share-based compensation expense	1,029	1,003
Provision for losses on accounts and notes receivable	6,282	1,664
Deferred direct-response advertising costs	(2,374)	(1,987)
Changes in operating assets and liabilities:
Accounts and notes receivable	(28,383)	(26,628)
Merchandise inventories	21,936	(9,425)
Accounts payable	(29,487)	27,570
Net change in other current assets and liabilities	3,189	2,641
Other, net	(940)	78

Cash provided by (used for) operating activities	(3,310)	21,637

Investing activities
Additions to property and equipment	(5,421)	(5,131)
Additions to computer software	(1,670)	(1,312)
Acquisition of intangible assets	(58)	(2,090)
Net cash paid for acquisitions of businesses	(1,286)	(64)
Other, net	275	3

Cash used for investing activities	(8,160)	(8,594)

Financing activities
Cash dividends paid	(6,859)	(6,003)
Net proceeds from revolving credit facility	25,300	—
Proceeds from exercise of stock options	1,203	2,619
Excess tax benefits related to share-based compensation	518	1,165
Decrease in drafts payable	(8,300)	(11,500)
Other, net	(546)	1,494

Cash provided by (used for) financing activities	11,316	(12,225)

Net increase (decrease) in cash and cash equivalents	(154)	818

Cash and cash equivalents at beginning of period	5,090	71,897

Cash and cash equivalents at end of period	$4,936	$72,715

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2007 and December 31, 2006, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Reclassifications

Amortization of direct-response advertising costs is included in selling, general and administrative expenses. This expense was previously included in depreciation and amortization. All prior period amounts have been reclassified in order to conform to the current period presentation. This reclassification has no effect on total revenue or net income as previously reported.

4.	Acquisitions

McKesson Acute-Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, related to the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a wholly-owned subsidiary of McKesson Corporation. The purchase agreement provided for the delayed transfer of fixed assets and leases for certain of the distribution centers subject to the agreement to facilitate the transition of the acquired business to O&M. McKesson and the company entered into a transition services agreement pursuant to which McKesson provided ongoing operational support of the business during the transition period. The transition of the acquired business was completed in March 2007.

The adjusted purchase price was approximately $168.7 million in cash, including transaction costs, and is subject to further adjustment upon a final determination of the value of inventory transferred. The acquisition was financed with borrowings under the company’s revolving credit facility and cash on-hand. The following table presents the adjusted preliminary purchase allocation of the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
Purchase Allocation
Assets acquired
Inventory	$122,742
Fixed assets	1,511
Other current assets	405
Intangible assets	30,800
Goodwill	15,947
Other non-current assets	404

Total Assets Acquired	171,809

Liabilities assumed
Current Liabilities	3,092

Total Liabilities Assumed	3,092

Net Assets Acquired	$168,717

The acquisition is being accounted for as a business combination in accordance with Statement of Financial Accounting Standard No. (SFAS) 141, Business Combinations, and, as such, the acquired assets and liabilities are recorded based on their estimated fair values as of the closing date. The allocation of the purchase price is expected to be finalized after the valuation of certain assets and liabilities is complete.

The following unaudited pro forma information assumes that the company and the acquired business were combined at the beginning of the period presented. The data is presented for informational purposes only and does not purport to be indicative of the results that would have been achieved if the acquisition had occurred at the beginning of the period presented. The data does not reflect operating efficiencies expected to be realized from the combined operations nor is it indicative of future operating performance.

(in thousands, except per share data)	Three Months Ended March 31, 2006
Revenue	$1,526,854
Net income	$10,336
Basic earnings per share	$0.26
Diluted earnings per share	$0.26

The unaudited pro forma amounts above include estimated adjustments for amortization of acquired intangible assets, depreciation of acquired fixed assets, and interest expense on borrowings and loss of interest income on cash balances used to fund the purchase price, assuming the acquisition occurred as of the beginning of the period presented. Interest expense has been calculated at the company’s borrowing rate under its credit facility based on rates available to the company during the period presented. The unaudited pro forma net earnings above assume an income tax provision at the company’s consolidated tax rate for the period.

Direct-to-Consumer Distribution

The company entered the direct-to-consumer (DTC) distribution business in January 2005, and since that date, has completed a series of acquisitions in the DTC distribution business. For the quarters ended March 31, 2007 and 2006, the DTC distribution business contributed $26.9 million and $17.8 million of revenue, and $1.0 million and $0.3 million of operating losses to the company.

5.	Direct-Response Advertising Costs

The company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. For the quarters ended March 31, 2007 and 2006, the company deferred $2.4 million and $2.0 million of direct-response advertising costs and recorded amortization of $1.6 million and $0.5 million. At March 31, 2007 and December 31, 2006, deferred advertising costs of $10.6 million and $9.8 million were included in other assets, net, on the company’s consolidated balance sheets.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the three months ended March 31, 2007:

(in thousands)
Balance, December 31, 2006	$259,670
Purchase accounting adjustments	(617)

Balance, March 31, 2007	$259,053

Intangible assets at March 31, 2007 and December 31, 2006, are as follows:

(in thousands)	Weighted average useful life	March 31, 2007		December 31, 2006
		Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	9 years	$57,076	$15,062	$57,019	$12,358
Other intangibles	6 years	9,791	2,155	9,791	1,689

Total		$66,867	$17,217	$66,810	$14,047

Amortization expense for intangible assets was $3.2 million and $1.7 million for the three months ended March 31, 2007 and 2006.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2007 — $8.7 million; 2008 — $9.9 million; 2009 — $6.7 million; 2010 — $4.3 million; 2011 — $2.8 million.

7.	Debt

On January 29, 2007, the company amended its $250 million revolving credit facility, increasing its borrowing capacity by $100 million to $350 million.

8.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months ended March 31, 2007 and 2006, are as follows:

(in thousands)	Three Months Ended March 31,
	2007	2006
Service cost	$227	$214
Interest cost	797	766
Expected return on plan assets	(459)	(395)
Amortization of prior service cost	40	39
Recognized net actuarial loss	192	282

Net periodic pension cost	$797	$906

9.	Comprehensive Income

The company’s comprehensive income for the three months ended March 31, 2007 and 2006, is shown in the table below:

(in thousands)	Three Months Ended March 31,
	2007	2006
Net income	$10,815	$16,503
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	(13)	506

Comprehensive income	$10,802	$17,009

10.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Numerator:
Numerator for basic and diluted net income per common share — net income	$10,815	$16,503
Denominator:
Denominator for basic net income per common share – weighted average shares	40,008	39,732
Effect of dilutive securities — stock options and restricted stock	596	521

Denominator for diluted net income per common share — adjusted weighted average shares	40,604	40,253

Net income per common share — basic	$0.27	$0.42
Net income per common share — diluted	$0.27	$0.41

11.	Adoption of FASB Interpretation No. 48

The company adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the liability for unrecognized tax benefits was approximately $21.9 million.

Included in the balance at January 1, 2007 were $17.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. The remaining $4.8 million of unrecognized tax benefits would impact the company’s effective tax rate if recognized.

Included in the balance of unrecognized tax benefits at January 1, 2007, is $2.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007. This amount represents a possible decrease in unrecognized tax benefits comprising items related to the settlement of ongoing audits or the expiration of statutes to assess tax.

The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest accrued at January 1, 2007, was $2.0 million. There were no penalties accrued at January 1, 2007.

The company is subject to examination for federal and state purposes for the tax years 2001 through 2006, except the 2002 tax year is closed for federal purposes. The company has no tax years open prior to 2001.

12.	Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $68.3 million in federal, state and local taxes for tax years through 2006 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $10.4 million as of March 31, 2007, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years, and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2006. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

The company made changes to the presentation of its income statement, effective January 1, 2007, by including amortization of direct-response advertising costs in selling, general and administrative expense. This expense was previously included in depreciation and amortization. All prior period amounts have been reclassified in order to conform to the current period presentation. This reclassification has no effect on total revenue or net income as previously reported.

Results of Operations

First quarter of 2007 compared with first quarter of 2006

Overview. In the first quarter of 2007, the company earned net income of $10.8 million, or $0.27 per diluted common share, compared with $16.5 million, or $0.41 per diluted common share, in the first quarter of 2006. The $5.7 million decrease in net income resulted from a $5.7 million decrease in operating earnings and $4.1 million increase in net interest expense, offset by a $4.1 million decrease in the provision for income taxes. Operating earnings were $24.8 million, or 1.5% of revenue, in the first quarter of 2007, compared to $30.4 million, or 2.4% of revenue, in the first quarter of 2006. Operating earnings in the first quarter of 2007 were negatively affected by dilution of $8.1 million related to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. Dilution, as defined by the company, represents the pre-tax net loss from the acquired acute-care business. Dilution does not include other indirect costs incurred by the company during the integration period, such as increases in certain personnel costs, as teammates were reassigned to assist in the transition.

Acquisitions. Effective September 30, 2006, the company acquired certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a subsidiary of McKesson Corporation. The adjusted purchase price was approximately $168.7 million, including transaction costs. The acquisition included inventory estimated at $122.7 million, acute-care customer relationships, certain fixed assets, and the assumption of facility leases. The acquisition was financed with borrowings under the company’s revolving credit facility and cash on-hand. In connection with the acquisition, the company has recorded $3.1 million of estimated involuntary termination and lease exit costs.

Since entering the direct-to-consumer (DTC) distribution business in January 2005, the company has acquired either the stock or certain assets of seven DTC distributors for a total of $22.7 million. The assets acquired consist primarily of customer relationships. The DTC distribution business experiences significantly higher gross margins and selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s acute-care supply distribution business. DTC revenue was $26.9 million in first quarter of 2007, up from $17.8 million in first quarter of 2006. The increase was a result of growth in the number of customers resulting from acquisitions and advertising. Operating losses for the DTC business were $1.0 million and $0.3 million in the first quarters of 2007 and 2006.

Revenue. Revenue increased 33.6%, or $424.2 million, to $1.69 billion in the first quarter of 2007 from $1.26 billion in the first quarter of 2006. The acquired McKesson business contributed $282.5 million, or two-thirds, of this increase, while the remaining increase was primarily due to higher sales volume to existing customers.

Operating earnings. Operating earnings decreased 18.5% to $24.8 million in the first quarter of 2007 from $30.4 million in the first quarter of 2006. As a percent of revenue, operating earnings decreased from 2.4% in the first quarter of 2006 to 1.5% in the first quarter of 2007. This decrease was primarily due to the impact of the McKesson acquisition which resulted in $8.1 million of dilution in the quarter.

Gross margin as a percentage of revenue declined from 10.8% in the first quarter of 2006 to 10.4% in the first quarter of 2007. Approximately one-third of this decrease resulted from lower gross margins on the acquired McKesson business during the transition to O&M, including impacts from pricing quality, contract compliance, and costs associated with the optimization of inventory. Gross margin was also negatively affected by lower alternate source purchases and supplier incentives in the first quarter of 2007 than in the first quarter of 2006. In addition, newly signed contract renewals with major group purchasing organizations, as well as increased sales to existing customers under these and other contracts, negatively affected gross margin. Certain of the company’s contracts offer favorable pricing to customers as they achieve higher levels of purchase volume.

The company values inventory for its core distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.3% and 0.4% of revenue in the first quarters of 2007 and 2006.

SG&A expenses were 8.5% of revenue in the first quarter of 2007, up from 8.0% of revenue in the first quarter of 2006. The increase resulted primarily from expenses associated with the integration of the acquired McKesson business. Such expenses include revenue-based fees paid to McKesson for operational support during the transition period, and the costs of converting customers and their contracts to O&M’s systems. Additionally, SG&A in the first quarter of 2007 includes increases in the allowance for doubtful accounts for certain customers, primarily as a result of the acquired McKesson business. The company did not acquire accounts receivable as part of the acquisition. These increases in SG&A were partially offset by a slight reduction in SG&A as a percentage of revenue in the company’s healthcare provider distribution business, excluding the acquired McKesson business.

Depreciation and amortization expense increased to $8.2 million in the first quarter of 2007 from $5.1 million in the first quarter of 2006. This increase was primarily due to $1.5 million of additional amortization of intangible assets due to acquisitions. Additionally, the increase was caused by depreciation of $1.2 million resulting from capital additions to accommodate the acquired McKesson business, the company’s headquarters facility that was completed during the first quarter of 2006, and certain information technology assets pursuant to an amended outsourcing agreement entered into in the third quarter of 2006.

Interest expense, net. Net interest expense increased to $7.2 million in the first quarter of 2007 from $3.1 million in the first quarter of 2006. This increase is due to the company’s borrowings under its revolving credit agreement, which were used to partially fund the purchase of the McKesson business and its related working capital needs. Interest expense, net, also increased due to lower cash and cash equivalents balances available for investing. These increases were partially offset by lower interest rates on the company’s $200 million of 6.35% Senior Notes due 2016 (Senior Notes) which were issued in the second quarter of 2006. Net proceeds from the Senior Notes, together with available cash, were used to retire the company’s $200 million of 8 1/2% Senior Subordinated Notes due 2011 (Senior Subordinated Notes).

Income taxes. The provision for income taxes was $6.8 million in the first quarter of 2007 compared with $10.9 million in the same period of 2006, representing an effective rate of 38.6% for the first quarter of 2007, compared to 39.7% for the same quarter in 2006. The lower effective rate is primarily due to adjustments to the company’s liability for unrecognized tax benefits for resolution of outstanding tax issues and other adjustments to the tax provision.

Financial Condition, Liquidity and Capital Resources

Liquidity. In the first quarter of 2007, cash and cash equivalents decreased slightly by $0.2 million to $4.9 million at March 31, 2007. In the first quarter of 2007, the company used $3.3 million of cash flow for operations, compared with generating $21.6 million in cash flow from operations in the first quarter of 2006. Cash flows in both quarters were negatively affected by increases in accounts receivable. The timing of payments for inventory negatively affected cash flow from operations in the first quarter of 2007, while the timing of such payments positively affected cash flow in 2006. Cash used for investing activities decreased from $8.6 million in the first quarter of 2006 to $8.2 million in the first quarter of 2007. Financing activities provided $11.3 million of cash in the first quarter of 2007, due to borrowings from the company’s revolving credit facility. Accounts receivable days sales outstanding (DSO) at March 31, 2007, were 29.7 days, up from 25.5 days at March 31, 2006, but improved from 30.5 days at December 31, 2006. DSO in the first quarter 2007, as compared to the first quarter 2006, were negatively affected by the acquired McKesson business. Inventory turnover declined to 9.2 in the first quarter of 2007 from 10.3 in the first quarter of 2006, but was consistent with turnover in the fourth quarter of 2006.

On January 29, 2007, the company amended its revolving credit facility to increase the aggregate commitment amount by $100 million to $350 million. In April 2006, the company amended the credit facility to extend its expiration to May 3, 2011. The credit limit of the amended facility is $350 million and the interest rate is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating.

In the second quarter of 2006, the company issued the Senior Notes, the net proceeds of which, together with available cash, were used to retire substantially all of the company’s Senior Subordinated Notes. Interest on the Senior Notes is paid semiannually on April 15 and October 15. The company received an investment grade rating of “BBB-” from Fitch Ratings for the Senior Notes and an investment grade rating of “BBB-” from Standard & Poor’s, consistent with its existing corporate credit rating, and a rating of “Ba2” from Moody’s.

In conjunction with the Senior Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2007, the company had $82.5 million of available credit under its revolving credit facility. Based on the company’s leverage ratio at March 31, 2007, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will be LIBOR plus 112.5 basis points at the next adjustment date.

Capital Expenditures. Capital expenditures were $7.1 million in the first quarter of 2007 compared to $6.4 million in the first quarter of 2006.

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

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. On January 29, 2007, the company amended its revolving credit facility to increase the aggregate commitment amount by $100 million to $350 million. As of March 31, 2007, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had $254.4 million of outstanding borrowings under its revolving credit facility at March 31, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Through March 31, 2007, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Through March 31, 2007, there have been no material changes in any risk factors reported in such Annual Report.

Item 6.	Exhibits.

(a)	Exhibits

10.1	Owens & Minor, Inc. Directors’ Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date May 8, 2007	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date May 8, 2007	/s/ JEFFREY KACZKA
Jeffrey Kaczka
Senior Vice President & Chief Financial Officer

Date May 8, 2007	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #

10.1	Owens & Minor, Inc. Directors’ Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.