Form 10-Q
period 2007-06-30
OWENS & MINOR INC/VA/
filed 2007-08-07
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 29, 2007, was 40,674,945 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,679,044	$1,300,315	$3,365,243	$2,562,314
Cost of revenue	1,502,181	1,159,086	3,013,719	2,284,895

Gross margin	176,863	141,229	351,524	277,419
Selling, general and administrative expenses	133,456	105,488	276,238	207,039
Depreciation and amortization	8,088	5,527	16,266	10,660
Other operating income and expense, net	(1,388)	(1,012)	(2,470)	(1,932)

Operating earnings	36,707	31,226	61,490	61,652
Interest expense, net	6,613	2,346	13,784	5,403
Loss on early extinguishment of debt	—	11,411	—	11,411

Income before income taxes	30,094	17,469	47,706	44,838
Income tax provision	11,828	6,980	18,625	17,846

Net income	$18,266	$10,489	$29,081	$26,992

Net income per common share – basic	$0.45	$0.26	$0.73	$0.68

Net income per common share – diluted	$0.45	$0.26	$0.71	$0.67

Cash dividends per common share	$0.17	$0.15	$0.34	$0.30

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$4,408	$5,090
Accounts and notes receivable, net of allowances of $29,605 and $24,860	515,496	539,178
Merchandise inventories	635,297	666,527
Other current assets	70,453	55,975

Total current assets	1,225,654	1,266,770
Property and equipment, net of accumulated depreciation of $69,685 and $64,527	71,745	70,853
Goodwill, net	259,041	259,670
Intangible assets, net	46,481	52,763
Other assets, net	37,544	35,694

Total assets	$1,640,465	$1,685,750

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$540,390	$542,552
Accrued payroll and related liabilities	12,143	13,472
Other accrued liabilities	90,916	114,479

Total current liabilities	643,449	670,503
Long-term debt	369,031	433,133
Other liabilities	54,483	34,660

Total liabilities	1,066,963	1,138,296

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding – 40,636 shares and 40,257 shares	81,273	80,515
Paid-in capital	152,731	143,557
Retained earnings	348,155	332,013
Accumulated other comprehensive loss	(8,657)	(8,631)

Total shareholders’ equity	573,502	547,454

Total liabilities and shareholders’ equity	$1,640,465	$1,685,750

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$29,081	$26,992
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	16,266	10,660
Amortization of direct-response advertising	3,501	1,219
Loss on early extinguishment of debt	—	11,411
Provision for LIFO reserve	5,900	5,070
Share-based compensation expense	3,804	2,945
Provision for losses on accounts and notes receivable	10,503	4,535
Deferred direct-response advertising costs	(4,391)	(4,842)
Changes in operating assets and liabilities:
Accounts and notes receivable	13,179	(28,184)
Merchandise inventories	26,591	(35,320)
Accounts payable	1,838	59,811
Net change in other current assets and liabilities	(19,110)	(12,249)
Other, net	(776)	22

Cash provided by operating activities	86,386	42,070

Investing activities
Additions to property and equipment	(8,207)	(8,286)
Additions to computer software	(4,842)	(2,869)
Acquisition of intangible assets	(58)	(2,090)
Net cash paid for acquisitions of businesses	(2,410)	(3,721)
Other, net	375	(493)

Cash used for investing activities	(15,142)	(17,459)

Financing activities
Net proceeds of issuance of long-term debt	—	198,134
Repayment of long-term debt	—	(210,449)
Cash dividends paid	(13,766)	(12,024)
Net payments on revolving credit facility	(59,800)	—
Proceeds from exercise of stock options	4,668	2,924
Excess tax benefits related to share-based compensation	2,076	1,221
Decrease in drafts payable	(4,000)	(4,500)
Other, net	(1,104)	2,290

Cash used for financing activities	(71,926)	(22,404)

Net increase (decrease) in cash and cash equivalents	(682)	2,207

Cash and cash equivalents at beginning of period	5,090	71,897

Cash and cash equivalents at end of period	$4,408	$74,104

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2007 and December 31, 2006, and the consolidated results of operations for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Reclassifications and Corrections

Amortization of direct-response advertising costs is included in selling, general and administrative expenses. This expense was previously included in depreciation and amortization. All prior period amounts have been reclassified in order to conform to the current period presentation. This reclassification has no effect on revenue or net income as previously reported.

On December 31, 2006, the company adopted Statement of Financial Accounting Standard No. (SFAS) 158, which requires the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income. The company incorrectly included the adjustment at adoption of $5.1 million ($3.1 million, net of tax) as part of comprehensive income for 2006 rather than as a direct adjustment to accumulated other comprehensive income in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Comprehensive income as reported for the year ended December 31, 2006 was $48.9 million and as revised was $52.0 million. The company will correct the presentation of comprehensive income in its Annual Report on Form 10-K to be filed for the year ending December 31, 2007. This correction has no effect on net income, shareholders’ equity or accumulated other comprehensive loss as previously reported at December 31, 2006.

4.	Acquisitions

McKesson Acute-Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, related to the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a wholly-owned subsidiary of McKesson Corporation. McKesson and the company entered into a transition services agreement pursuant to which McKesson provided ongoing operational support of the business during the transition period. This transition period ended in March 2007, after which the company has no further obligation for transition service fees pursuant to the transition services agreement.

The adjusted purchase price was approximately $169.7 million in cash, including transaction costs, and is subject to further adjustment upon a final determination of the value of inventory transferred. The acquisition was financed with borrowings under the company’s revolving credit facility and cash on hand. The following table presents the adjusted preliminary purchase allocation of the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
Purchase Allocation
Assets acquired
Inventory	$123,744
Fixed assets	1,511
Other current assets	405
Intangible assets	30,800
Goodwill	15,935
Other non-current assets	465

Total Assets Acquired	172,860

Liabilities assumed
Current liabilities	3,141

Total Liabilities Assumed	3,141

Net Assets Acquired	$169,719

The acquisition is being accounted for as a business combination in accordance with SFAS 141, Business Combinations, and, as such, the acquired assets and liabilities are recorded based on their estimated fair values as of the closing date. The allocation of the purchase price will be finalized in the third quarter of 2007, after the valuation of certain assets and liabilities is complete.

The following unaudited pro forma information assumes that the company and the acquired business were combined at the beginning of the periods presented. The data is presented for informational purposes only and does not purport to be indicative of the results that would have been achieved if the acquisition had occurred at the beginning of the periods presented. The data does not reflect operating efficiencies expected to be realized from the combined operations nor is it indicative of future operating performance.

(in thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenue	$1,599,386	$3,126,240
Net income	$5,107	$15,443
Basic earnings per share	$0.13	$0.39
Diluted earnings per share	$0.13	$0.38

The unaudited pro forma amounts above include estimated adjustments for amortization of acquired intangible assets, depreciation of acquired fixed assets, and interest expense on borrowings and loss of interest income on cash balances used to fund the purchase price, assuming the acquisition occurred as of the beginning of the periods presented. Interest expense has been calculated at the company’s borrowing rate under its credit facility based on rates available to the company during the periods presented. The unaudited pro forma net earnings above assume an income tax provision at the company’s consolidated tax rate for the periods presented.

Direct-to-Consumer Distribution Business

The company entered the direct-to-consumer (DTC) distribution business in January 2005, and since that date, has completed a series of acquisitions in the DTC distribution business. For the three-month periods ended June 30, 2007 and 2006, the DTC distribution business contributed $27.9 million and $21.2 million of revenue, and $2.3 million and $0.3 million of operating earnings to the company. For the six-month periods ended June 30, 2007 and 2006, the DTC distribution business contributed $54.9 million and $39.0 million of revenue, and $1.3 million and $0.0 million of operating earnings to the company.

5.	Direct-Response Advertising Costs

The company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. At June 30, 2007 and December 31, 2006, deferred advertising costs of $10.7 million and $9.8 million, net of accumulated amortization of $7.6 million and $4.1 million, were included in other assets, net, in the company’s condensed consolidated balance sheets. The company recorded amortization of $1.9 million in the second quarter and $3.5 million in the first six months of 2007, and recorded amortization of $0.7 million and $1.2 million in the comparable periods of 2006.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the six months ended June 30, 2007:

(in thousands)
Balance, December 31, 2006	$259,670
Purchase accounting adjustments	(629)

Ending Balance	$259,041

Intangible assets at June 30, 2007 and December 31, 2006, are as follows:

(in thousands)
	Weighted average useful life	June 30, 2007		December 31, 2006
		Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	9 years	$57,076	$17,765	$57,019	$12,358
Other intangibles	6 years	9,791	2,621	9,791	1,689

Total		$66,867	$20,386	$66,810	$14,047

Amortization expense for intangible assets was $3.2 million and $1.8 million for the three months ended June 30, 2007 and 2006, and $6.3 million and $3.4 million for the six months ended June 30, 2007 and 2006.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2007 – $5.7 million; 2008—$9.9 million; 2009—$6.7 million; 2010—$4.3 million; 2011—$2.8 million.

7.	Debt

On January 29, 2007, the company amended its $250 million revolving credit facility, increasing its borrowing capacity by $100 million to $350 million.

8.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months and six months ended June 30, 2007 and 2006, are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$197	$215	$424	$429
Interest cost	776	766	1,573	1,532
Expected return on plan assets	(422)	(417)	(881)	(812)
Amortization of prior service cost	39	40	79	79
Recognized net actuarial loss	187	262	379	544

Net periodic pension cost	$777	$866	$1,574	$1,772

9.	Comprehensive Income

The company’s comprehensive income for the three months and six months ended June 30, 2007 and 2006, is shown in the table below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$18,266	$10,489	$29,081	$26,992
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	(12)	(5)	(25)	501
Reclassification of gain on cash-flow hedge derivative to net income, net of tax	—	(12)	—	(12)

Comprehensive income	$18,254	$10,472	$29,056	$27,481

10.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted net income per common share – net income	$18,266	$10,489	$29,081	$26,992
Denominator:
Denominator for basic net income per common share – weighted average shares	40,213	39,862	40,111	39,797
Effect of dilutive securities – stock options and restricted stock	550	481	599	511

Denominator for diluted net income common share – adjusted weighted average shares	40,763	40,343	40,710	40,308

Net income per common share – basic	$0.45	$0.26	$0.73	$0.68
Net income per common share – diluted	$0.45	$0.26	$0.71	$0.67

11.	Adoption of FASB Interpretation No. 48

The company adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the liability for unrecognized tax benefits was approximately $25.4 million (excluding the deferred tax asset of $3.4 million associated with this liability).

Included in the balance at January 1, 2007, were $18.1 million of tax positions (excluding the deferred tax asset of $0.9 million associated with these positions) for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences that do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. The remaining $7.3 million of unrecognized tax benefits (excluding the deferred tax asset of $2.5 million associated with this liability) would impact the company’s effective tax rate, if recognized.

Included in the net balance of unrecognized tax benefits at January 1, 2007, was $2.5 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2007. This amount represents a possible decrease in unrecognized tax benefits comprised of items related to the settlement of ongoing audits or the expiration of statutes to assess tax.

The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest accrued at January 1, 2007, was $3.4 million (excluding the deferred tax asset of $1.4 million associated with this liability), which is included in the $25.4 million liability for unrecognized tax benefits noted above. There were no penalties accrued at January 1, 2007.

The company is subject to examination for federal and state purposes for the tax years 2001 through 2006, except the 2002 tax year, which is closed for federal purposes. The company has no tax years open prior to 2001.

12.	Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The proposed adjustment involves the timing of deductions. Management believes that its tax-basis method of LIFO inventory valuation is consistent with a ruling received by the company on this matter from the IRS and is appropriate under the tax law. The company filed an appeal with the IRS in December 2004 and plans to contest the proposed adjustment pursuant to all applicable administrative and legal procedures. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and all subsequent years, and the company would have to pay a deficiency of approximately $71.5 million in federal, state and local taxes for tax years through 2006 on which deferred taxes have been provided, as well as interest calculated at statutory rates, of approximately $11.9 million as of June 30, 2007, net of any tax benefits, for which no reserve has been established. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and earnings per share would be reduced by the amount of any liability for interest, net of tax. The ultimate resolution of this matter may take several years, and a determination adverse to the company could have a material effect on the company’s cash flows and results of operations.

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

Reclassifications

The company made changes to the presentation of its income statement effective January 1, 2007, by including amortization of direct-response advertising costs in selling, general and administrative expense. This expense was previously included in depreciation and amortization. All prior period amounts have been reclassified in order to conform to the current period presentation. This reclassification has no effect on revenue or net income as previously reported.

Results of Operations

Second quarter and first six months of 2007 compared with 2006

Overview. In the second quarter and first six months of 2007, the company earned net income of $18.3 million and $29.1 million, improved from $10.5 million and $27.0 million in the comparable periods of 2006. Net income per diluted common share was $0.45 for the second quarter and $0.71 for the first six months of 2007, increased from $0.26 and $0.67 in the comparable periods of 2006. For comparative purposes, 2006 second quarter results included a pre-tax charge of $11.4 million related to the early retirement of debt, as the company refinanced $200 million in debt at a more favorable rate. Operating earnings, which were $36.7 million in the second quarter 2007, increased from $31.2 million in the second quarter 2006, while operating earnings of $61.5 million in the first six months of 2007 decreased slightly from $61.7 million in the comparable period of 2006. The first six-month period of 2007 includes dilution estimated to be approximately $8.1 million related to the acquisition of the acute-care distribution business of McKesson Medical-Surgical Inc. Dilution, as defined by the company, represents the pre-tax net loss from the acquired acute-care distribution business.

Acquisitions. Effective September 30, 2006, the company acquired certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a subsidiary of McKesson Corporation. The adjusted purchase price, including transaction costs, was approximately $169.7 million. The acquisition included inventory estimated at $123.7 million, acute-care customer relationships, certain fixed assets, and the assumption of facility leases. The purchase price is subject to adjustment upon a final determination of the value of inventory transferred, which the company believes will result in a reduction in the purchase price. The acquisition was financed under the company’s revolving credit facility, as well as cash on-hand. In connection with the acquisition, the company recorded $3.1 million of estimated involuntary termination and lease-exit costs identified to date.

Since entering the direct-to-consumer (DTC) distribution business in January 2005, the company made supplemental acquisitions of seven DTC distributors for a total of $22.7 million. These acquisitions were of stock or of certain assets consisting primarily of customer relationships. The DTC distribution business benefits from significantly higher gross margins, but also experiences higher selling, general and administrative (SG&A) expenses as a percent of revenue than the company’s acute-care supply distribution business. In the second quarter and first six months of 2007, DTC revenue was $27.9 million and $54.9 million, comparing favorably to revenue of $21.2 million and $39.0 million in the comparable periods of 2006. The company reports DTC revenue net of an estimate of contractual allowance to third-party payors. The contractual allowance was $2.4 million and $4.8 million in the second quarter and first six months of 2007, compared to $0.9 million and $1.6 million in the comparable periods of 2006. The increase was due, in part, to the combined effect of lower expected reimbursements and a gradual shift in payor mix. For the second quarter of 2007, the company reported approximately 185,000 individual customers, compared to 151,000 customers in the second quarter of 2006, an increase of 22.5%. Operating earnings for the DTC distribution business were $2.3 million and $1.3 million in the second quarter and first six months of 2007, comparing favorably to $0.3 million and $0.0 in the same periods of 2006. Factors contributing to the improved 2007 year-to-date DTC operating earnings included the cessation of costs associated with the transition to a new management team, facilities consolidation, and improved processes for billing, collections and shipping.

Revenue. Revenue increased 29.1%, or $378.7 million, to $1.68 billion in the second quarter of 2007, from $1.30 billion in the second quarter of 2006. For the first six months of 2007, revenue increased 31.3%, or $802.9 million, over the comparable period in 2006. For the quarter, the acquired McKesson business contributed $261.1 million in revenue; while for the year-to-date period, the acquired business contributed $543.6 million to revenue. The acquired McKesson business represented nearly 70% of the revenue increase in both periods, while the remainder of the increase resulted primarily from greater sales to existing customers.

Operating earnings. When compared to the second quarter of 2006, operating earnings in the second quarter of 2007 increased $5.5 million to $36.7 million. However, operating earnings decreased slightly to $61.5 million in the first six months of 2007, compared to $61.7 million in the first six months of 2006. Operating earnings improvement for the DTC distribution business represented $2.0 million and $1.3 million of the $5.5 million increase and the negative $0.2 million difference between the respective periods. As a percent of revenue, operating earnings were 2.2% in the second quarter and 1.8% in the first six months of 2007, as compared with 2.4% in the comparable periods of 2006. Operating earnings in the first six months of 2007 were negatively affected by the impact of the transition of the acquired McKesson business.

Gross margin as a percentage of revenue was 10.5% for the second quarter and 10.4% for the first six months of 2007, down from 10.9% and 10.8% in the comparable periods of 2006. These decreases resulted primarily from contract renewals with major group purchasing organizations, as well as increased sales to existing customers under these and other contracts. Under provisions of certain contracts, the company offers more favorable pricing to customers as they purchase in greater volume.

SG&A expenses were 7.9% of revenue in the second quarter and 8.2% in the first six months of 2007 as compared with 8.1% in the comparable periods of 2006. The second quarter 2007 improvement, when compared to the same period in 2006, resulted primarily from the company leveraging its infrastructure over higher sales volume. The comparative increase in SG&A expenses as a percentage of revenue in the first six months of 2007 resulted primarily from costs associated with the integration of the acquired McKesson business, including approximately $7 million in service fees paid to McKesson for operational support during the transition period. Other factors also contributed to the comparative increase in the year-to-date SG&A expenses as a percent of revenue. These included the additional costs of converting customers and their contracts to O&M’s systems, and increases in the allowance for doubtful accounts of $5.3 million, as compared with $3.3 million in the same period of 2006. The increase in the allowance for doubtful accounts was primarily related to certain customers from the acquired McKesson business.

Depreciation and amortization expense for the second quarter and first six months of 2007 was $8.1 million and $16.3 million, an increase of $2.6 million and $5.6 million from the comparable periods of 2006. These increases were driven primarily by an increase in the amortization of intangibles, resulting from acquisitions, of $1.4 million for the second quarter and $2.9 million for the first six months of 2007. The remainder of the increase resulted from greater depreciation expense resulting from: capital additions to accommodate the acquired McKesson business, construction of the company’s headquarters facility completed during the first quarter of 2006, and certain information technology assets pursuant to an amended outsourcing agreement effective during the third quarter of 2006.

Interest expense, net. Net interest expense was $6.6 million for the second quarter and $13.8 million for the first half of 2007, an increase from $2.3 million in the second quarter and $5.4 million in the first six months of 2006. These increases were due to funding the McKesson acquisition with cash and bank financing. Interest expense, net, also increased due to lower cash and cash equivalents balances available for investing.

Income taxes. The provision for income taxes was $11.8 million and $18.6 million in the second quarter and first six months of 2007, compared with $7.0 million and $17.8 million in the same periods of 2006. The effective tax rate was 39.3% and 39.0% for the second quarter and first half of 2007, compared to 40.0% and 39.8% in the same periods of 2006. The lower effective rates were primarily due to adjustments to the company’s liability for unrecognized tax benefits for resolution of outstanding tax issues and other adjustments to the tax provision.

Second quarter of 2007 compared with first quarter of 2007

Overview. In the second quarter of 2007, the company earned net income of $18.3 million, improved from $10.8 million in the first quarter of 2007. Net income per diluted common share was $0.45 for the second quarter of 2007, improved from $0.27 in the first quarter of 2007. These increases resulted from a number of factors, including: sequential improvement in gross margin to 10.5% in the second quarter from 10.4% in the first quarter; a decrease in SG&A expenses as a percentage of revenue to 7.9% in the second quarter from 8.5% in the first quarter. Second quarter gross margin results were driven by improvements in the accuracy of pricing files of customers obtained in the McKesson acquisition, and improvements in cash discounts and vendor incentives as the company resumed purchasing inventory through normal channels. SG&A improvements resulted primarily from the lower spending associated with the integration of the acquired McKesson business, as well as first quarter increases in the allowance for doubtful accounts of $1.6 million related primarily to the acquired McKesson business. Another factor in the second quarter improvement was a $2.3 million contribution to operating earnings from the DTC distribution business, compared to an operating loss of $1.0 million in the first quarter of 2007. Additionally, interest expense, net, decreased from $7.2 million in the first quarter to $6.6 million in the second quarter, as the company paid down a portion of its revolving credit facility during the quarter. Strong operating cash flows, resulting from improved asset management in the second quarter, allowed the company to reduce debt.

Financial Condition, Liquidity and Capital Resources

Liquidity. In the first six months of 2007, cash and cash equivalents decreased slightly by $0.7 million to $4.4 million at June 30, 2007. In the first six months of 2007, the company generated $86.4 million of cash flow from operations, compared with $42.1 million in the first half of 2006. Cash flows in the first six months of 2007 were positively affected by reductions in accounts receivable and inventories, while cash flows in the first six months of 2006 were negatively affected by both of these items. Cash flows in the first six months of 2006 were positively affected by increases in accounts payable. Strong operating cash flow in the first half of 2007 resulted from improved asset management as the company completed the transition of the acquired McKesson business. Cash used for investing activities decreased from $17.5 million in the first six months of 2006 to $15.1 million in the first half of 2007, primarily because the company made no acquisitions during this period. Capital expenditures were $13.0 million in the first six months of 2007, compared with $11.2 million in the first half of 2006. Cash used in financing activities increased from $22.4 million in the first six months of 2006 to $71.9 million in the same period of 2007; the primary use was net payments on the company’s revolving credit facility of $59.8 million.

Accounts receivable days sales outstanding (DSO) at June 30, 2007, were 28.0 days, improved from 30.5 days at December 31, 2006, but up from 24.9 days at June 30, 2006. Inventory turnover declined to 9.4 in the second quarter of 2007 from 10.1 in the second quarter of 2006, but improved from 9.2 in the fourth quarter of 2006. When compared to the second quarter of 2006, both DSO and inventory turnover in the second quarter of 2007 were negatively affected by the acquired McKesson business, but both measurements improved from the fourth quarter of 2006. After completing the transition of the acquired McKesson business, the company began to realize improvements in asset management measurements.

In the second quarter of 2006, the company issued $200 million of 6.35% Senior Notes maturing April 15, 2016 (Senior Notes). The net proceeds from the Senior Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8 1/2% Senior Subordinated Notes. Interest on the Senior Notes is paid semiannually on April 15 and October 15. The company received an investment grade rating of “BBB-” from Fitch Ratings for the new Senior Notes and an investment grade rating of “BBB-” from Standard & Poor’s, consistent with its existing corporate credit rating, and a rating of “Ba2” from Moody’s.

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

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 2007, the company had $167.6 million of available credit under its revolving credit facility.

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

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. On January 29, 2007, the company amended its revolving credit facility to increase the aggregate commitment amount by $100 million to $350 million. As of June 30, 2007, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had $169.3 million of outstanding borrowings under its revolving credit facility at June 30, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Through June 30, 2007, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Through June 30, 2007, there have been no material changes in any risk factors reported in such Annual Report.

Item 4.	Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 27, 2007, with the voting results designated below for each such matter:

(1)	Election of A. Marshall Acuff, Jr. and Anne Marie Whittemore, as directors of O&M for a three-year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
A. Marshall Acuff, Jr.	38,156,105	120,126	0	0
Anne Marie Whittemore	35,717,104	2,559,127	0	0

(2)	Approval of Owens & Minor, Inc. 2007 Teammate Stock Purchase Plan.

Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
34,029,590	161,581	826,643	3,258,417

(3)	Ratification of the appointment of KPMG LLP as O&M’s independent registered public accountants for 2007.

Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
38,170,053	86,042	20,136	0

Item 6.	Exhibits.

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date	August 7, 2007	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date	August 7, 2007	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date	August 7, 2007	/s/ OLWEN B. CAPE
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