Form 10-Q
period 2007-09-30
OWENS & MINOR INC/VA/
filed 2007-11-08
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2007, was 40,836,285 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Revenue	$1,686,744	$1,319,179	$5,051,987	$3,881,493
Cost of revenue	1,508,487	1,174,699	4,522,206	3,459,594

Gross margin	178,257	144,480	529,781	421,899
Selling, general and administrative expenses	131,365	112,857	407,603	319,896
Depreciation and amortization	7,654	6,793	23,920	17,453
Other operating income and expense, net	(1,704)	(720)	(4,174)	(2,652)

Operating earnings	40,942	25,550	102,432	87,202
Interest expense, net	5,418	2,433	19,202	7,836
Loss on early extinguishment of debt	—	—	—	11,411

Income before income taxes	35,524	23,117	83,230	67,955
Income tax provision	14,348	8,663	32,973	26,509

Net income	$21,176	$14,454	$50,257	$41,446

Net income per common share – basic	$0.53	$0.36	$1.25	$1.04

Net income per common share – diluted	$0.52	$0.36	$1.23	$1.03

Cash dividends per common share	$0.17	$0.15	$0.51	$0.45

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$3,700	$5,090
Accounts and notes receivable, net of allowances of $27,228 and $24,860	508,746	539,178
Merchandise inventories	581,362	666,527
Other current assets	54,475	55,975

Total current assets	1,148,283	1,266,770
Property and equipment, net of accumulated depreciation of $72,316 and $64,527	74,456	70,853
Goodwill, net	271,699	259,670
Intangible assets, net	35,055	52,763
Other assets, net	38,765	35,694

Total assets	$1,568,258	$1,685,750

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$567,582	$542,552
Accrued payroll and related liabilities	18,413	13,472
Other accrued liabilities	110,262	114,479

Total current liabilities	696,257	670,503
Long-term debt	231,142	433,133
Other liabilities	48,194	34,660

Total liabilities	975,593	1,138,296

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding – 40,743 shares and 40,257 shares	81,487	80,515
Paid-in capital	157,368	143,557
Retained earnings	362,407	332,013
Accumulated other comprehensive loss	(8,597)	(8,631)

Total shareholders’ equity	592,665	547,454

Total liabilities and shareholders’ equity	$1,568,258	$1,685,750

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2007	2006
Operating activities
Net income	$50,257	$41,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,920	17,453
Amortization of direct-response advertising	5,198	2,131
Loss on early extinguishment of debt	—	11,411
Provision for LIFO reserve	7,500	5,070
Share-based compensation expense	5,167	4,141
Provision for losses on accounts and notes receivable	14,497	12,756
Deferred direct-response advertising costs	(6,402)	(7,250)
Changes in operating assets and liabilities:
Accounts and notes receivable	15,935	(50,545)
Merchandise inventories	61,315	(51,042)
Accounts payable	9,630	55,630
Net change in other current assets and liabilities	16,705	(9,513)
Other, net	(1,679)	(373)

Cash provided by operating activities	202,043	31,315

Investing activities
Additions to property and equipment	(13,535)	(14,169)
Additions to computer software	(6,875)	(4,982)
Acquisition of intangible assets	18	(10,777)
Net cash received (paid) related to acquisitions of businesses	14,133	(168,544)
Other, net	395	(686)

Cash used for investing activities	(5,864)	(199,158)

Financing activities
Net proceeds of issuance of long-term debt	—	198,054
Repayment of long-term debt	—	(210,459)
Cash dividends paid	(20,690)	(18,053)
Net proceeds from (payments on) revolving credit facility	(200,800)	121,000
Proceeds from exercise of stock options	7,379	3,845
Excess tax benefits related to share-based compensation	2,892	1,447
Decrease in drafts payable	15,400	500
Other, net	(1,750)	1,890

Cash provided by (used for) financing activities	(197,569)	98,224

Net decrease in cash and cash equivalents	(1,390)	(69,619)

Cash and cash equivalents at beginning of period	5,090	71,897

Cash and cash equivalents at end of period	$3,700	$2,278

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2007 and December 31, 2006, and the consolidated results of operations for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

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

On December 31, 2006, the company adopted Statement of Financial Accounting Standard No. (SFAS) 158, which requires the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income. The company incorrectly included the adjustment at adoption of $5.1 million ($3.1 million, net of tax) as part of comprehensive income for 2006 rather than as a direct adjustment to accumulated other comprehensive income in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Comprehensive income as reported for the year ended December 31, 2006, was $48.9 million and as revised was $52.0 million. The company will correct the presentation of comprehensive income in its Annual Report on Form 10-K to be filed for the year ending December 31, 2007. This correction has no effect on net income, shareholders’ equity or accumulated other comprehensive loss as previously reported at December 31, 2006.

4.	Acquisitions

McKesson Acute-Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, related to the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a wholly-owned subsidiary of McKesson Corporation. McKesson and the company entered into a transition services agreement pursuant to which McKesson provided ongoing operational support of the business during the transition period. This transition period ended in March 2007, after which the company had no further obligation for transition service fees pursuant to the transition services agreement.

During the third quarter of 2007, the company completed its allocation of the purchase price including the values assigned to a non-compete agreement, acquired customer relationships, involuntary termination costs, and lease exit liabilities, including fixed asset disposals. These adjustments resulted in a $12.7 million increase to goodwill. Additionally, during the third quarter, the company finalized the determination of the value of inventory transferred resulting in the receipt of a cash payment of $16.5 million in the quarter.

The adjusted acquisition cost was approximately $152.1 million in cash, including transaction costs. The acquisition was financed with borrowings under the company’s revolving credit facility and available cash. The following table presents the adjusted purchase allocation of the estimated fair value of the assets acquired and liabilities assumed:

(in thousands)
Purchase Allocation
Assets acquired
Inventory	$105,368
Fixed assets	1,511
Other current assets	405
Intangible assets	22,000
Goodwill	28,593
Other non-current assets	465

Total Assets Acquired	158,342

Liabilities assumed
Current liabilities	6,224

Total Liabilities Assumed	6,224

Net Assets Acquired	$152,118

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

(in thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenue	$1,593,467	$4,719,707
Net income	$7,255	$23,002
Basic earnings per share	$0.18	$0.58
Diluted earnings per share	$0.18	$0.57

Note: Included in the pro forma results for the three- and nine-month periods ended September 30, 2006, are approximately $7 million of non-recurring charges, incurred by McKesson Medical-Surgical Inc. in the third quarter of 2006, related to the divestiture of the acute-care distribution business.

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

Direct-to-Consumer Distribution Business

The company entered the direct-to-consumer (DTC) distribution business in January 2005, and during 2005 and 2006 completed a series of acquisitions in the DTC distribution business. For the three-month periods ended September 30, 2007 and 2006, the DTC distribution business contributed $26.6 million and $25.7 million of revenue, and $1.2 million of operating earnings and $4.7 million of operating loss to the company. For the nine-month periods ended September 30, 2007 and 2006, the DTC distribution business contributed $81.5 million and $64.7 million of revenue, and $2.5 million of operating earnings and $4.7 million of operating loss to the company.

5.	Direct-Response Advertising Costs

The company capitalizes the costs of direct-response advertising of its direct-to-consumer diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. At September 30, 2007 and December 31, 2006, deferred advertising costs of $11.0 million and $9.8 million, net of accumulated amortization of $9.3 million and $4.1 million, were included in other assets, net, in the company’s condensed consolidated balance sheets. The company recorded amortization of $1.7 million in the third quarter and $5.2 million in the first nine months of 2007, and recorded amortization of $0.9 million and $2.1 million in the comparable periods of 2006.

6.	Goodwill and Intangible Assets

The following table presents the activity in goodwill for the nine months ended September 30, 2007:

(in thousands)
Balance, December 31, 2006	$259,670
Purchase accounting adjustments	12,029

Ending Balance	$271,699

Intangible assets at September 30, 2007 and December 31, 2006, are as follows:

		September 30, 2007		December 31, 2006
(in thousands)	Weighted average useful life
		Gross amount	Accumulated amortization	Gross amount	Accumulated amortization
Customer relationships	8 years	$49,200	$19,908	$57,019	$12,358
Other intangibles	6 years	8,791	3,028	9,791	1,689

Total		$57,991	$22,936	$66,810	$14,047

Amortization expense for intangible assets was $2.6 million and $2.5 million for the three months ended September 30, 2007 and 2006, and $8.9 million and $6.1 million for the nine months ended September 30, 2007 and 2006.

Based on the carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2007—$2.6 million; 2008—$9.1 million; 2009—$5.9 million; 2010—$3.6 million; 2011—$2.1 million.

7.	Debt

On January 29, 2007, the company amended its $250 million revolving credit facility, increasing its borrowing capacity by $100 million to $350 million.

8.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Service cost	$211	$215	$635	$644
Interest cost	788	767	2,361	2,299
Expected return on plan assets	(440)	(406)	(1,321)	(1,218)
Amortization of prior service cost	39	39	118	118
Recognized net actuarial loss	189	270	569	814

Net periodic pension cost	$787	$885	$2,362	$2,657

9.	Comprehensive Income

The company’s comprehensive income for the three months and nine months ended September 30, 2007 and 2006, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net income	$21,176	$14,454	$50,257	$41,446
Pension liability adjustment, net of tax	72	—	72	—
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	—	—	—	501
Reclassification of gain on cash-flow hedge derivative to net income, net of tax	(12)	(12)	(37)	(24)

Comprehensive income	$21,236	$14,442	$50,292	$41,923

10.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted net income per common share – net income	$21,176	$14,454	$50,257	$41,446
Denominator:
Denominator for basic net income per common share – weighted average shares	40,318	39,908	40,180	39,835
Effect of dilutive securities – stock options and restricted stock	636	489	690	515

Denominator for diluted net income common share – adjusted weighted average shares	40,954	40,397	40,870	40,350

Net income per common share – basic	$0.53	$0.36	$1.25	$1.04
Net income per common share – diluted	$0.52	$0.36	$1.23	$1.03

11.	Adoption of FASB Interpretation No. 48

The company adopted the provisions of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the liability for unrecognized tax benefits was approximately $25.4 million.

Included in the balance at January 1, 2007, were $18.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences that do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. The remaining $7.3 million of unrecognized tax benefits would impact the company’s effective tax rate, if recognized.

Included in the net balance of unrecognized tax benefits at January 1, 2007, was $2.5 million related to tax positions for which it was reasonably possible that the total amounts could significantly change during 2007. This amount represented a decrease in the company’s liability for unrecognized tax benefits related to an expiration of a statute to assess tax which expired during the third quarter 2007.

The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest accrued at January 1, 2007, was $3.4 million, which is included in the $25.4 million liability for unrecognized tax benefits noted above. There were no penalties accrued at January 1, 2007.

The company is subject to examination for federal and state purposes for the tax years 2001 through 2006, except the 2002 and 2003 tax years are closed for federal purposes. The company has no tax years open prior to 2001.

12.	Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The company filed an appeal with the IRS in December 2004 to contest the proposed adjustment. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and certain subsequent years (the 2002 and 2003 tax years are closed for federal purposes), and the company would have to pay a deficiency of approximately $73.0 million for tax years through 2006, as well as interest calculated at statutory rates, of approximately $13.5 million as of September 30, 2007, net of any tax benefits. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and shareholders’ equity would be reduced by the amount of any liability for interest, net of tax.

During the third quarter of 2007, the company engaged in final settlement negotiations with the IRS Appeals Office and believes that, based on currently available information, the ultimate resolution of this matter will not have a material impact on its net income, shareholders’ equity or operating cash flow.

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

Results of Operations

Third quarter and first nine months of 2007 compared with 2006

Overview. In the third quarter and first nine months of 2007, the company earned net income of $21.2 million and $50.3 million, improved from $14.5 million and $41.4 million in the comparable periods of 2006. Net income per diluted common share was $0.52 for the third quarter and $1.23 for the first nine months of 2007, increased from $0.36 and $1.03 in the comparable periods of 2006. The first nine-month period of 2006 includes a second quarter pre-tax charge of $11.4 million related to the early retirement of debt. Operating earnings, which were $40.9 million and $102.4 million in the third quarter and first nine months of 2007, increased from $25.6 million and $87.2 million in the comparable periods of 2006. As a percentage of revenue, operating earnings were 2.4% in the third quarter and 2.0% in the first nine months of 2007, as compared with 1.9% and 2.2% in the comparable periods of 2006. Operating earnings for the third quarter 2006 included a $4.5 million charge to increase the allowance for doubtful accounts in the direct-to-consumer (DTC) distribution business and approximately $1.3 million of expenses associated with integrating the acquired acute-care distribution business of McKesson Medical-Surgical Inc. For the first nine-month period of 2007, operating earnings include dilution estimated to be approximately $8.1 million related to the acquired business. Dilution, as defined by the company, represents the pre-tax net loss from the acquired acute-care distribution business.

Acquisitions. Effective September 30, 2006, the company acquired certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a subsidiary of McKesson Corporation. The adjusted purchase price, including transaction costs, was approximately $152.1 million. The acquisition included inventory of approximately $105.4 million, acute-care customer relationships, certain fixed assets, and the assumption of facility leases. The purchase agreement allowed for adjustment to the purchase price upon a final determination of the value of inventory transferred. This was completed in the third quarter of 2007 and resulted in a reduction in the purchase price of $17.2 million, of which $16.5 million in cash was received in the third quarter of 2007. The acquisition was financed under the company’s revolving credit facility, as well as available cash. In connection with the acquisition, the company recorded $6.2 million of estimated involuntary termination and lease-exit costs, including fixed asset disposals. During the third quarter of 2007, the company completed its allocation of the purchase price, including its determination of the fair value of acquired intangibles. As a result, intangible assets, which are comprised of customer relationships and a non-compete agreement, have been reduced by $8.8 million from the amounts recorded at the date of acquisition. These adjustments resulted in an increase to goodwill.

Since entering the DTC distribution business in January 2005, during 2005 and 2006, the company made supplemental acquisitions of seven DTC distributors for a total of $22.7 million. These acquisitions were of stock or of certain assets consisting primarily of customer relationships. In the third quarter and first nine months of 2007, DTC revenue was $26.6 million and $81.5 million, comparing favorably to revenue of $25.7 million and $64.7 million in the comparable periods of 2006. The company reports DTC revenue net of an estimate of contractual allowances to third-party payors. Contractual allowances were $2.3 million and $7.1 million in the third quarter and first nine months of 2007, compared with $1.0 million and $2.7 million in the comparable periods of 2006. The increase was due, in part, to the combined effect of lower expected reimbursements and a slight shift in payor mix. For the third quarter of 2007, the DTC business had approximately 187,000 individual customers compared to 155,000 customers in the third quarter of 2006. The company made no acquisitions of DTC distributors in the first nine months of 2007, while it acquired five DTC distributors in the first nine months of 2006. Operating earnings for the DTC distribution business were $1.2 million and $2.5 million in the third quarter and first nine months of 2007, comparing favorably to operating losses of $4.7 million in both the third quarter and first nine months of 2006. Included in the three- and nine-month periods ended September 30, 2006, was a $4.5 million increase in the allowance for doubtful accounts. Additional factors contributing to improved 2007 DTC operating earnings included the reduction of costs associated with the transition to a new management team and facilities consolidation, as well as improved processes for billing, collections and shipping.

Revenue. Revenue increased 27.9%, or $367.6 million, to $1.69 billion in the third quarter of 2007, from $1.32 billion in the third quarter of 2006. For the first nine months of 2007, revenue increased 30.2%, or $1.17 billion, over the comparable period in 2006. For the quarter, the acquired McKesson business contributed $249 million in revenue; while for the year-to-date period, the acquired business contributed $793 million to revenue. The acquired McKesson business represented nearly 70% of the revenue increase in both periods; sales to existing customers represented nearly 20% of the increase; approximately 10% of the increase resulted from net new business.

Gross margin. Gross margin as a percentage of revenue was 10.6% for the third quarter and 10.5% for the first nine months of 2007, down from 11.0% and 10.9% in the comparable periods of 2006. Gross margin dollars were $178.3 million for the third quarter and $529.8 million for the first nine months, comparing favorably to $144.5 million and $421.9 million for the same periods of 2006. The decreases in gross margin as a percentage of revenue resulted primarily from the effects of certain contract renewals with major group purchasing organizations, under which the company offers more favorable pricing to customers as they purchase in greater volume, as well as increased sales to existing customers under these and other contracts.

Selling, general and administrative (SG&A) expense. SG&A expenses were 7.8% of revenue in the third quarter and 8.1% in the first nine months of 2007, as compared with 8.6% and 8.2% in the comparable periods of 2006. SG&A expenses were $131.4 million in the third quarter and $407.6 million in the first nine months of 2007, increased from $112.9 million and $320.0 million in the comparable periods of 2006. Lower SG&A expenses as a percentage of revenue in the third quarter of 2007 as compared with 2006 were primarily the result of a third quarter 2006 charge of $4.5 million to increase the allowance for doubtful accounts in the DTC business and third quarter 2006 integration expenses of approximately $1.3 million associated with the McKesson acquisition. Combined, these account for nearly 60% of the improvement. Other improvements in the quarter-over-quarter comparison resulted primarily from the company leveraging its infrastructure over higher sales volume and lower incentive plan expenses, partially offset by higher teammate costs. The comparative decrease in SG&A expenses as a percentage of revenue in the first nine months of 2007 resulted primarily from the third quarter 2006 charge and integration expenses discussed above. Other factors affecting the year-over-year comparison are 2007 costs associated with the integration of the acquired McKesson business, including approximately $7 million in service fees paid to McKesson for operational support during the transition period, as well as additional costs of converting customers and their contracts to O&M’s systems, and increases in the allowance for doubtful accounts of $2.4 million. This increase in the allowance for doubtful accounts was primarily related to certain customers from the acquired McKesson business. These higher costs were offset by the company leveraging its infrastructure over higher sales volume.

Depreciation and amortization expense. Depreciation and amortization expense for the third quarter and first nine months of 2007 was $7.7 million and $23.9 million, up $0.9 million and $6.5 million from the comparable periods of 2006. These increases were driven by greater depreciation expense resulting from capital additions to accommodate the acquired McKesson business, and from certain information technology assets capitalized pursuant to an amended outsourcing agreement effective during the third quarter of 2006.

Interest expense, net. Net interest expense was $5.4 million for the third quarter and $19.2 million for the first nine months of 2007, an increase from $2.4 million in the third quarter and $7.8 million in the first nine months of 2006. These increases resulted from the company borrowing under its revolving credit agreement to partially fund the purchase of the McKesson business, which occurred on September 30, 2006, along with the related working capital needs of the acquired business. Interest expense, net, also increased due to lower cash and cash equivalents balances available for investing.

Other operating expense (income), net. Other operating income increased $1.0 million and $1.5 million in the third quarter and first nine month period of 2007 over the comparable periods of 2006. These increases were primarily the result of higher finance charge income and insurance proceeds received in the third quarter 2007, of which $560,000 was recorded as other operating income.

Income taxes. The provision for income taxes was $14.3 million and $33.0 million in the third quarter and first nine months of 2007, compared with $8.7 million and $26.5 million in the same periods of 2006. The effective tax rate was 40.4% and 39.6% for the third quarter and first nine months of 2007, compared to 37.5% and 39.0% in the same periods of 2006. The higher effective rate quarter-over-quarter resulted from an adjustment for an income tax accounting method change in the third quarter of 2006 and from an increase in tax accruals for interest related to potential tax liabilities in the third quarter of 2007.

Third quarter of 2007 compared with second quarter of 2007

Overview. In the third quarter of 2007, the company earned net income of $21.2 million, improved from $18.3 million in the second quarter. Net income per diluted common share was $0.52 for the third quarter of 2007, improved from $0.45 in the second quarter of 2007. These increases resulted from a slight improvement in gross margin to 10.57% in the third quarter from 10.53% in the second quarter and a slight decrease in SG&A expenses to $131.4 million, or 7.8% of revenue, in the third quarter from $133.5 million, or 7.9% of revenue, in the second quarter. SG&A expense improvements resulted primarily from lower expenses for incentive and equity-based compensation of $3.8 million, partially offset by higher selling and occupancy expenses of $1.8 million. Additionally, interest expense, net, decreased from $6.6 million in the second quarter to $5.4 million in the third quarter, as the company paid down a significant portion of its revolving credit facility during the quarter. Strong operating cash flows, resulting from improved asset management in the third quarter, allowed the company to reduce debt. Improved cash collections and reduced inventory levels contributed to improved working capital in the third quarter.

Financial Condition, Liquidity and Capital Resources

Liquidity. In the first nine months of 2007, cash and cash equivalents decreased slightly by $1.4 million to $3.7 million at September 30, 2007. In the first nine months of 2007, the company generated $202.0 million of cash flow from operations, compared with $31.3 million in the first nine months of 2006. Cash flows in the first nine months of 2007 were positively affected by reductions in accounts receivable and inventory, and the timing of certain payments, while cash flows in the first nine months of 2006 were positively affected by increases in accounts payable, but negatively affected by increases in receivables and inventory. Strong operating cash flow in the first nine months of 2007 resulted from improved asset management as the company completed the transition of the acquired McKesson business, reducing both accounts receivable and inventory levels, while bringing on significant new business. Cash used for investing activities in the year-to-date period was $5.9 million, while cash flow for investing activities in the same period of 2006 was $199.2 million. The company has not made any acquisitions in 2007, while it funded $168.5 million of acquisitions in the first nine months of 2006. Capital expenditures were $20.4 million in the first nine months of 2007, compared with $19.2 million in the first nine months of 2006. Cash used for financing activities was $197.6 million in the first nine months of 2007, as compared with cash provided by financing activities of $98.2 million in the same period of 2006. In the first nine months of 2006, the company borrowed $121.0 million to partially fund the McKesson acquisition, while in the same period of 2007 the company reduced its net borrowings by $200.8 million.

Accounts receivable days sales outstanding (DSO) at September 30, 2007, were 29.5 days, up from 27.0 days at September 30, 2006, and 28.0 days at June 30, 2007. Inventory turnover improved to 9.8 in the third quarter of 2007 from 9.7 in the third quarter of 2006, and from 9.4 in the second quarter of 2007. When compared to the third quarter of 2006, both DSO and inventory turnover in the third quarter of 2007 were negatively affected by the acquired McKesson business, but both measurements improved from the fourth quarter of 2006. After completing the transition of the acquired McKesson business, the company began to realize improvements in asset management measurements.

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

In conjunction with the Senior Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on the London Interbank Offered Rate (LIBOR), and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At September 30, 2007, the company had $310.7 million of available credit under its revolving credit facility.

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

As of September 30, 2007, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. On January 29, 2007, the company amended its revolving credit facility to increase the aggregate commitment amount by $100 million to $350 million. The company had $28.3 million of outstanding borrowings under its revolving credit facility at September 30, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year and all subsequent years, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The company filed an appeal with the IRS in December 2004 to contest the proposed adjustment. If the company were unsuccessful, the adjustment would be effective for the 2001 tax year and certain subsequent years (the 2002 and 2003 tax years are closed for federal purposes), and the company would have to pay a deficiency of approximately $73.0 million for tax years through 2006, as well as interest calculated at statutory rates, of approximately $13.5 million as of September 30, 2007, net of any tax benefits. No penalties have been proposed. The payment of the deficiency and interest would adversely affect operating cash flow for the full amount of the payment, while the company’s net income and shareholders’ equity would be reduced by the amount of any liability for interest, net of tax.

During the third quarter of 2007, the company engaged in final settlement negotiations with the IRS Appeals Office and believes that, based on currently available information, the ultimate resolution of this matter will have no material impact on its net income, shareholders’ equity or operating cash flow.

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

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Through September 30, 2007, there have been no material changes in any risk factors reported in such Annual Report.

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

Owens & Minor, Inc.
(Registrant)

Date	November 8, 2007	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date	November 8, 2007	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date	November 8, 2007	/s/ OLWEN B. CAPE
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