Form 10-K
period 2007-12-31
OWENS & MINOR INC/VA/
filed 2008-02-28
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,419,767,893 as of June 29, 2007.

The number of shares of the Company’s common stock outstanding as of February 21, 2008 was 40,928,579 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders on April 25, 2008, is incorporated by reference for Part III.

Form 10-K Table of Contents

“Corporate Officers,” located on page 4 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

The Company

Owens & Minor, Inc. and subsidiaries (Owens & Minor, O&M or the company) is the nation’s leading distributor of medical and surgical supplies to the acute-care market, a healthcare supply-chain management company, and a national direct-to-consumer supplier of testing and monitoring supplies for diabetics. In its acute-care supply distribution business, the company distributes over 180,000 finished medical and surgical products produced by over 1,200 suppliers to approximately 4,100 healthcare provider customers from 45 distribution centers nationwide. The company’s primary distribution customers are acute-care hospitals which account for approximately 90% of O&M’s revenue. Many of these hospital customers are represented by integrated healthcare networks (IHNs) or group purchasing organizations (GPOs) that negotiate discounted pricing with suppliers and contract for distribution services with the company. Other customers include the federal government, for which Owens & Minor serves as a prime vendor for medical and surgical supply distribution services for the U.S. Department of Defense. On a more limited basis, the company serves alternate care providers including clinics, home healthcare organizations, nursing homes, physicians’ offices, rehabilitation facilities and surgery centers. The company typically provides its distribution services under contractual arrangements with terms ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company, the company sold the wholesale drug division in the early 1990s to concentrate on medical and surgical supply distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, including the September 30, 2006, acquisition of certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc., a business unit of McKesson Corporation. Additional information on the acquisition and the company’s other acquisition activity is included in Note 2 of the consolidated financial statements.

The Acute-Care Supply Distribution Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, and alternate care providers. The company contracts with these providers directly under terms set by GPOs and IHNs. The medical/surgical supply distribution industry continues to grow as the aging population in the United States requires more healthcare services and as emerging medical technology leads to the development of new products and procedures. Over the years, healthcare providers have adapted their health systems to meet the evolving needs of the markets they serve. In order to manage supply procurement and distribution challenges, these providers have increasingly forged strategic relationships with national medical and surgical supply distributors. The traditional role of distributors in warehousing and delivering medical and surgical supplies to customers continues to evolve into the role of assisting customers in efficiently managing the entire supply chain.

Consolidation trends in the overall healthcare market have led to the creation of larger and more sophisticated healthcare providers, which increasingly seek methods to lower the total cost of delivering healthcare services. These healthcare providers face a variety of financial challenges, including the cost of purchasing, receiving, storing and tracking medical and surgical supplies. The competitive nature of the medical/surgical supply distribution industry mitigates distributors’ ability to influence pricing, keeping profit margins relatively modest. However, distributors have opportunities to help reduce healthcare providers’ costs by offering services designed to streamline the supply chain through inventory management, activity-based pricing, consulting and outsourcing services. These trends have driven significant consolidation within the medical/surgical supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve nationwide customers, buy inventory in large volume, and develop technology platforms and decision support systems.

The Acute-Care Supply Distribution Business

Through its healthcare provider distribution business, the company purchases a large volume of medical and surgical products from suppliers, stores these items at its distribution centers, and provides delivery services to its customers. The company has 45 distribution centers and three service centers dedicated to single customers, located throughout the continental United States, and one warehousing arrangement in Hawaii. These distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most customer orders with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, thereby increasing the consistency of customer service. Contract carriers and parcel services are used in situations where it is more cost-effective. The company customizes its product pallets and truckloads according to the customers’ needs, thus enabling increased efficiency in receiving and storing the product. Sales, logistics, credit management and operations teammates are located at or near distribution centers to manage service to healthcare provider customers.

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in information technology infrastructure and services, which includes OMDirectSM, an Internet-based product catalog and direct ordering system that facilitates communication with customers and suppliers. O&M also uses its technology and logistics experience to provide supply-chain management consulting, outsourcing and logistics services to customers through its OMSolutionsSM professional services unit.

Products & Services

The distribution of medical and surgical supplies to healthcare providers, including O&M’s private label product line known as MediChoice®, accounts for over 95% of the company’s revenues.

The company also offers its customers a number of complementary supply-chain management services, including inventory management, information management, strategy, logistics and clinical consulting, materials management outsourcing and resource management. Examples are as follows:

•

OMSolutionsSM, O&M’s supply-chain consulting and outsourcing business unit, provides supply-chain management consulting, materials management outsourcing and resource management to enable healthcare providers to operate more efficiently and cost-effectively. For example, OMSolutionsSM provides clinician-consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutionsSM services are receiving and storeroom redesign, conducting physical inventories, and configuration of periodic automatic replenishment systems.

•

PANDAC® is O&M’s operating room-focused inventory management program that helps healthcare providers reduce and control suture and endo-mechanical inventory. Detailed analysis and ongoing reporting decreases redundancy and obsolescence, and increases inventory turns, which in turn reduces investment in these high-cost products.

•

SurgiTrack® is O&M’s customizable surgical supply service that includes the assembly and delivery, in procedure-based totes, of supplies based on the operating room’s surgical schedule. Through in-depth assessment, O&M provides customers with information in order to standardize products, reduce inventory and streamline workflow.

•

WISDOM GoldSM is O&M’s Internet-based spending management solution, and analysis and reporting service that enables customers to gain deeper understanding and control over their supply procurement and contracting efforts. WISDOM GoldSM consists of three components: WISDOM2SM; a standard product master file (“Gold” file) that includes industry standard information, including catalog numbers, names and product codes; and an Internet-based contract management system that digitizes local and GPO contracts, maintains contract details in a central database, and synchronizes customers’ item files to their contract portfolios.

•

QSight™ is the technology platform behind O&M’s new Clinical Supply Solutions Internet-based clinical inventory management tool that enables healthcare providers to accurately track and manage physician-specific inventories, medical/surgical inventories, and clinical assets in clinical specialty departments, such as cardiac catheterization labs, radiology and operating rooms.

•

O&M’s Bone and Tissue Tracking system uses barcode technology to track all types of implants in a healthcare setting, enabling customers to comply with regulatory requirements, avoid costly expirations, and respond quickly to recalls.

Customers

The company currently provides distribution, consulting and outsourcing services to approximately 4,100 healthcare providers, including hospitals, the federal government and alternate care providers, contracting with them directly and through IHNs and GPOs. The company also provides logistics services to manufacturers of medical and surgical products.

GPOs and IHNs

GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits than may be available to individual providers. Hospitals, physicians and other types of healthcare providers have joined GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships; however, GPOs cannot ensure that members will purchase their supplies from a particular distributor. O&M is a distributor for Novation, a GPO which represents the purchasing interests of more than 2,500 healthcare organizations. In 2006, the company executed a new five-year agreement with Novation. Sales to Novation members represented approximately 40% of the company’s revenue in 2007 and 43% in 2006. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 900 acute-care hospitals and more than 2,600 sub-acute-care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. Effective February 2007, the company executed a new five-year agreement with Broadlane. Sales to Broadlane members represented approximately 12% of O&M’s revenue in both 2007 and 2006. The company is also party to a distribution agreement with Premier, a GPO representing more than 1,500 hospitals. Premier provides resources to support healthcare services, including group purchasing activities. Sales to Premier members represented approximately 19% and 15% of O&M’s revenue in 2007 and 2006. The company’s agreement with Premier is up for renewal in 2008.

IHNs are typically networks of commonly owned or managed healthcare providers that seek to offer a broad spectrum of healthcare services and geographic coverage to a particular market. IHNs are significant in the acute-care market because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital as a key component of their organizations. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for O&M’s enhanced inventory management and other value-added services.

Individual Providers

In addition to contracting with healthcare providers at the IHN level and through GPOs, O&M contracts directly with individual healthcare providers and smaller networks of healthcare providers that have joined to negotiate terms.

Sales and Marketing

O&M’s healthcare provider sales and marketing function is organized to support field sales teams throughout the United States. Local sales teams are positioned to respond to customer needs quickly and efficiently. Corporate account directors work closely with IHNs and GPOs to meet their needs and coordinate activities with individual members. The company also has an enterprise sales team that operates centrally and coordinates all the company’s service offerings for customers of a certain size. The company’s integrated sales and marketing strategy offers customers value-added services in logistics, information management, asset management and product mix management. O&M provides special training and support tools to its sales team to help promote programs and services.

Pricing

Industry practice is for healthcare providers, their IHNs or GPOs to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors.

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis, under which a negotiated fixed-percentage distribution fee is added to the product cost agreed to by the customer and the supplier. The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by the customer upon relatively short notice.

In some cases, the company may offer pricing that varies during the life of the contract, depending upon purchase volume, and as a result, the negotiated fixed-percentage distribution fee may increase or decrease over time. Under these contracts, customers’ distribution fees may be reset after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s distribution fee percentage is adjusted, the modified percentage distribution fee applies only to purchases made following the change. Because customer sales volumes typically change gradually, changes in distribution fee percentages for individual customers under this type of arrangement have an insignificant effect on total company results.

Pricing under O&M’s CostTrackSM activity-based pricing model differs from pricing under a traditional cost-plus model. With CostTrackSM, the pricing of services is based on the costs to O&M of providing the services required by the customer. As a result, this pricing model more accurately aligns distribution fees charged with the costs of the individual services provided. In 2007, 32% of the company’s revenue was generated from customers using CostTrackSM pricing.

O&M also has arrangements under which incremental fees are charged for enhanced inventory management services, such as more frequent deliveries and distribution of products in small units of measure. Pricing for consulting and outsourcing services is generally based on the type and level of service provided.

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers and has well-established relationships with virtually all major suppliers of medical and surgical supplies. The company works with its largest suppliers to create operating efficiencies in the supply-chain through a number of programs which drive product standardization and consolidation for the company and its healthcare provider customers. By increasing the volume of purchases from the company’s most efficient suppliers, the company provides operational benefits and cost savings throughout the supply-chain.

The company works very closely with its branded supplier base to enlist their participation in a variety of O&M supplier program offerings. O&M supplier programs provide for enhanced levels of support that are closely aligned with annual supplier objectives in the areas of product market share and sales growth attainment. O&M receives incentives from suppliers, including cash discounts for prompt payment, operational efficiency funding and performance-based incentives. Operational incentives are negotiated annually and are based on improved end-to-end supply-chain expenses realized by the suppliers. Suppliers participating in the company’s supply-chain efficiency programs currently represent 58% of O&M’s revenue.

The company offers MediChoice®, O&M’s private label brand of economical medical and surgical products and equipment. O&M partners with national name-brand manufacturers known for their quality and high service levels for the MediChoice® products to provide cost savings alternatives on over 1,400 highly commoditized products. MediChoice® supports a savings value and a comprehensive product portfolio for healthcare provider customers in combination with branded supplier partner offerings.

In 2007, sales of products of Covidien and Johnson & Johnson Health Care Systems, Inc. accounted for approximately 13% and 11%, respectively, of the company’s revenue.

Information Technology

To support its strategic efforts, the company has implemented information systems to manage all aspects of operations, including order fulfillment, customer service, warehouse and inventory management, asset management, electronic commerce, and financial management. O&M believes its investment in and use of technology in the management of operations provides the company with a significant competitive advantage.

In 2006, O&M amended its agreement with Perot Systems Corporation to expand the outsourcing of its information technology operations and extend the agreement through 2014. This agreement includes the management and operation of information technology and infrastructure, as well as support, development and enhancement of all key business systems. The agreement provides for a major enterprise systems modernization project that will improve O&M’s flexibility in serving its customers, and that will significantly increase systems capacity to support business growth. The company’s relationship with Perot Systems Corporation began in 1998.

The company’s technology strategy and expenditures focus on customer service, electronic commerce, data warehousing, decision support, supply-chain management, warehousing management, and sales and marketing programs, as well as significant enhancements to back office systems and overall technology infrastructure. O&M is an industry leader in the use of state-of-the-art electronic commerce technology to conduct business transactions with customers, suppliers and other trading partners. These capabilities in technology are built upon the foundation of the award-winning OMDirect SM Internet Order Fulfillment system, and the WISDOMSM knowledge management and decision support system.

Asset Management

In the medical/surgical supply distribution industry, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to the company’s profitability. O&M is focused on effective processes to optimize inventory and collect accounts receivables.

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

Competition

The acute care medical/surgical supply distribution industry in the United States is highly competitive. The sector includes two major nationwide distributors: O&M and Cardinal Health, Inc. The company also competes with a smaller national distributor of medical and surgical supplies, Medline, Inc., and a number of regional and local distributors.

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

Direct-to-Consumer Supply Distribution Business

In 2005, O&M entered the direct-to-consumer (DTC) supply distribution business with its acquisition of Access Diabetic Supply, LLC (Access), a Florida-based distributor of diabetic supplies and products for certain other chronic diseases. The company’s DTC supply business began operating under the trade name AOM Healthcare Solutions (AOM) in late 2007. AOM primarily markets blood glucose monitoring devices, test strips and other ancillary products used by diabetics for self-testing, mainly through direct-response advertising using a variety of media. AOM ships products directly to approximately 188,000 customers’ homes throughout the United States by mail or parcel service and manages the documentation and insurance-claims filing process for its customers, collecting most of its revenue directly from Medicare or private insurance providers, and billing the customer for any remainder. As a result, pricing is almost wholly dependent upon the reimbursement rates set by Medicare and private insurers. AOM does not manufacture products, but purchases its products from a number of suppliers.

The mail-order distribution of diabetic testing supplies is a fast-growing market that is experiencing rapid consolidation. The company’s largest competitor in mail-order distribution, Liberty Medical, is the diabetes business unit of PolyMedica Corporation. Effective October 31, 2007, PolyMedica Corporation was acquired by Medco Health Solutions, Inc. The mail-order distribution industry, as a whole, competes with retail pharmacies, which are the most common distributors of diabetic supplies.

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M’s distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products. The company must comply with regulations, including operating and security standards for each of its distribution centers, of the Food and Drug Administration, the Occupational Safety and Health Administration, state boards of pharmacy, or similar state licensing and regulatory agencies. In addition, the DTC supply business must also comply with Medicare regulations regarding billing practices. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare, Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Employees

At the end of 2007, the company had approximately 4,800 full-time and part-time teammates. O&M believes that ongoing teammate training is critical to performance, using Owens & Minor University, an in-house training program, to offer classes in leadership, management development, finance, operations and sales. Management believes that relations with teammates are good.

Available Information

The company makes its Forms 10-K, Forms 10-Q and Forms 8-K (and all amendments to these reports) available free of charge through the “SEC Filings” link in the Investor Relations content section on the company’s Web site located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the company’s Web site is not incorporated by reference into this Annual Report on Form 10-K.

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

Competition

The medical/surgical supply distribution industry in the United States is highly competitive. The company competes with another major national distributor, a smaller nationwide distributor, and a number of regional and local distributors. Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, services provided, inventory management, information technology, electronic commerce capabilities, and the ability to meet special requirements of customers. The company’s success is dependent on its ability to compete on the above factors and to continually bring greater value to customers at a lower cost. These competitive pressures have had and may continue to have a material adverse effect on the company’s results of operations.

Dependence on Significant Customers

In 2007, the company’s top ten customers represented approximately 20% of its revenue. In addition, in 2007, approximately 70% of the company’s revenue was from sales to member hospitals under contract with its three largest GPOs: Novation, Broadlane and Premier. The company could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of the company’s relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship or a significant individual customer relationship could have a material adverse effect on the company’s results of operations.

Dependence on Significant Suppliers

The company distributes approximately 180,000 products from over 1,200 suppliers and is dependent on these suppliers for the supply of products. In 2007, sales of products of the company’s ten largest suppliers accounted for approximately 57% of revenue. The company relies on suppliers to provide agreeable purchasing and delivery terms and sales performance incentives. The company’s ability to sustain adequate gross margins has been, and will continue to be, partially dependent upon its ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to hospitals rather than through third-party distributors, could have a material adverse effect on the company’s results of operations.

Bankruptcy, Insolvency or other Credit Failure of a Significant Customer

The company provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses. The bankruptcy, insolvency or other credit failure of any customer at a time when the customer has a substantial balance due to the company could have a material adverse effect on the company’s results of operations.

Changes in the Healthcare Environment

O&M, its customers and its suppliers are subject to extensive federal and state regulations relating to healthcare, as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; cuts in Medicare funding; consolidation of competitors, suppliers and customers; and the development of larger, more sophisticated purchasing groups. Medicare has recently introduced competitive bidding in certain limited markets for the pricing of diabetic testing and monitoring supplies. Price changes from competitive bidding are to be in effect in mid-2008, though they will affect an insignificant portion of AOM’s customer base. The company expects the healthcare industry to continue to change significantly and these potential changes, such as reduction in government support of healthcare services, adverse changes in legislation or regulations, and reductions in healthcare reimbursement practices, could have a material adverse effect on the company’s results of operations.

Operating Margin Initiatives

Competitive pricing pressure has been a significant factor in recent years and management expects this trend to continue. In addition, suppliers continue to seek more restrictive agreements with distributors, resulting in lower product margins and reduced profitability. The company is working to counteract the effects of these trends through several margin initiatives, including consulting and outsourcing services, through the OMSolutionsSM business unit, and MediChoice®, the company’s private label brand of select medical/surgical products. In addition, the company offers customers a wide range of value-added services, including PANDAC®, Wisdom GoldSM, QSight™ and others, all of which enhance profitability. The company also works with suppliers on programs to enhance gross margin. If these margin initiatives fail to produce anticipated results, the company’s results of operations could be materially adversely affected.

Reliance on Information Systems and Technological Advancement

The company relies on information systems to receive, process, analyze and manage data in distributing thousands of inventory items to customers from numerous distribution centers across the country. These systems are also relied on for billings and collections from customers, as well as the purchase of and payment for inventory from hundreds of suppliers. The company’s business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time. In addition, the success of the company’s long-term growth strategy is dependent upon its ability to continually monitor and upgrade its information systems to provide better service to customers. A third-party service provider, Perot Systems Corporation, is responsible for managing a significant portion of the company’s information systems, including key operational and financial systems. The company’s business and results of operations may be materially adversely affected if the third-party service provider does not perform satisfactorily.

Internal Controls

Pursuant to Section 404 of the Sarbanes-Oxley Act, management will be required to deliver a report in the company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2008, similar to the one delivered herein, that assesses the effectiveness of the company’s internal control over financial reporting. The company also is required to obtain an audit report of its independent registered public accounting firm on the operating effectiveness of internal controls. The company has undertaken substantial efforts to assess, enhance and document its internal control systems, financial processes and information systems and will continue to do so in the future to prepare for the required annual evaluation process. Although the company believes it has adequate internal controls and will meet its obligations, there can be no assurance that it will be able to complete the work necessary for management to issue its report in a timely manner or that management or the company’s independent registered public accounting firm will conclude that the company’s internal controls are effective.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In February 2006, O&M relocated its corporate headquarters to a newly-constructed office building owned by the company, located in Mechanicsville, Virginia, a suburb of Richmond, Virginia. The company leases office and warehouse space from unaffiliated third parties for its 48 distribution and service centers across the United States; offices and shipping facilities for its DTC supply distribution business in southern Florida; and small offices for sales and consulting personnel across the United States. In addition, the company has a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and leases space on a temporary basis from time to time to meet its inventory storage needs. In the normal course of business, the company regularly assesses its business needs and makes changes to the capacity and location of distribution centers. The company believes that its facilities are adequate to carry on its business as currently conducted. A number of leases are scheduled to terminate within the next several years. The company believes that, if necessary, it could find facilities to replace these leased premises without suffering a material adverse effect on its business.

Item 3. Legal Proceedings

As previously reported, in September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The company filed an appeal with the IRS in December 2004 to contest the proposed adjustment. In December 2007, the company entered into a settlement agreement with the IRS for the 2001 tax year. In an effort to resolve outstanding issues in later years, concurrent with the settlement agreement, the company filed a request with the National Office of the IRS for permission to change its method of accounting for LIFO inventories for tax purposes. The settlement did not have a material effect on the company’s results of operations or cash flows.

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

During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 21, 2008, there were approximately 5,400 common shareholders of record. The company believes there are an estimated additional 33,000 beneficial holders of its common stock. See “Quarterly Financial Information” under Item 15 for high and low closing sales prices of the company’s common stock.

The following performance graph compares the performance of the company’s common stock to the S&P 500 Index and an Industry Peer Group (which includes the companies listed below) for the last five years.

5-Year Total Shareholder Return

This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2002, and that all dividends were reinvested.

(Data provided by Standard & Poor’s)

	Base Period 12/2002	12/2003	12/2004	12/2005	12/2006	12/2007
Owens & Minor, Inc.	100	135.64	177.35	176.45	204.30	282.22
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
Former Peer Group	100	109.91	108.25	141.91	141.45	150.87
Current Peer Group	100	111.98	113.29	142.05	141.88	149.12

The Industry Peer Group, weighted by market capitalization, consists of companies engaged in the business of healthcare product distribution. The Current Peer Group includes pharmaceutical distribution companies: AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation; and medical product distribution companies: Henry Schein, Inc., Patterson Companies, Inc., and PSS World Medical, Inc. In order to provide a more meaningful comparison, Patterson Companies, Inc. was added and Owens & Minor, Inc. was removed from the Current Peer Group.

Item 6. Selected Financial Data

(in thousands, except ratios and per share data)

	2007	2006	2005	2004	2003
Summary of Operations:
Revenue	$6,800,466	$5,533,736	$4,822,414	$4,525,105	$4,244,067
Net income	$72,710	$48,752	$64,420	$60,500	$53,641
Per Common Share:
Net income—basic	$1.81	$1.22	$1.63	$1.55	$1.52
Net income—diluted	$1.79	$1.20	$1.61	$1.53	$1.42
Average number of shares outstanding—basic	40,250	39,860	39,520	39,039	35,204
Average number of shares outstanding—diluted	40,656	40,467	40,056	39,668	39,333
Cash dividends	$0.68	$0.60	$0.52	$0.44	$0.35
Stock price at year end	$42.43	$31.27	$27.53	$28.17	$21.91
Book value at year end	$15.03	$13.60	$12.84	$11.65	$10.53
Summary of Financial Position:
Working capital	$521,393	$596,267	$405,684	$433,945	$385,743
Total assets	$1,515,080	$1,685,750	$1,239,850	$1,131,833	$1,045,748
Long-term debt	$283,845	$433,133	$204,418	$207,476	$209,499
Shareholders’ equity	$614,359	$547,454	$511,998	$460,256	$410,355
Selected Ratios:
Gross margin as a percent of revenue	10.5%	10.8%	10.7%	10.2%	10.3%
Operating earnings as a percent of revenue	2.1%	1.9%	2.4%	2.4%	2.5%
Average inventory turnover	9.7	8.9	9.8	9.9	10.3
Current ratio	1.9	1.9	1.8	2.0	2.0

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 Financial Results

Overview. In 2007, the company earned net income of $72.7 million, increased from $48.8 million in 2006, and $64.4 million in 2005. Net income per diluted share was $1.79 in 2007, as compared with $1.20 in 2006, and $1.61 in 2005. Net income for 2006 included a pre-tax charge of $11.4 million related to a loss on the early retirement of debt, as the company refinanced $200 million in debt. Operating earnings, which were $143.2 million in 2007, improved from $102.8 million in 2006 and $117.4 million in 2005. As a percentage of revenue, operating earnings were 2.1%, 1.9%, and 2.4% in 2007, 2006 and 2005. Operating earnings in both 2007 and 2006 were impacted by the cost of integrating the acquired acute-care distribution business of McKesson Medical-Surgical Inc. Operating earnings for 2007 and 2006 include $6.7 million and $19.3 million of service fees paid to McKesson for operational support during the transition period.

Amounts above include operating earnings for the direct-to-consumer (DTC) supply business which were $1.5 million in 2007, comparing favorably to operating losses of $9.6 million in 2006, but unfavorably to operating earnings of $5.9 million in 2005. Operating losses for this business in 2006 were affected by the $9.3 million increase in the allowance for doubtful accounts receivable which resulted primarily from issues associated with the rapid growth in the business. Other factors contributing to improved 2007 operating earnings include reduction of costs associated with the transition to a new management team, facilities consolidation and improved processes for shipping, billing and collections.

Acquisitions. Effective September 30, 2006, the company acquired certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a subsidiary of McKesson Corporation. The adjusted purchase price, including transaction costs, was approximately $152.1 million. The acquisition included inventory valued at $105.4 million, acute-care customer relationships, certain fixed assets, and the assumption of facility leases. The acquisition was financed with borrowings under the company’s revolving credit facility and available cash. In connection with the acquisition, the company recorded $6.2 million of estimated involuntary termination and lease exit costs. During 2007, the company completed its allocation of the purchase price, including its determination of the fair value of acquired intangibles. As a result, intangible assets, which are comprised of customer relationships and a non-compete agreement, have been reduced by $8.8 million from the amounts recorded at the date of acquisition. These adjustments resulted in an increase to recorded goodwill. At the effective date of the acquisition, McKesson and the company entered into a transition services agreement, pursuant to which McKesson provided operational support to the company during a transition period. Under this agreement, which ended in March 2007, the company paid McKesson revenue-based service fees.

Since entering the DTC supply business in January 2005, the company made other acquisitions, during 2005 and 2006, of seven DTC distributors for a total of $22.7 million. These acquisitions were of stock or of certain assets consisting primarily of customer relationships. At December 31, 2007, the DTC business had approximately 188,000 customers, as compared with 170,000 and 115,000 at the end of 2006 and 2005. The company made no acquisitions of DTC distributors in 2007, while it acquired five DTC distributors in 2006 and two in 2005.

In 2005, O&M acquired certain assets of two small software companies to broaden the technology portfolio of OMSolutionsSM for a total of $4.9 million in cash.

Results of Operations

The following table presents highlights from the company’s consolidated statements of income on a percentage of revenue basis:

Year ended December 31,	2007	2006	2005
Gross margin	10.51%	10.78%	10.70%
Selling, general and administrative expenses	8.02	8.53	7.91
Operating earnings	2.1	1.9	2.4
Net income	1.1	0.9	1.3

Revenue. Revenue increased 22.9%, to $6.8 billion for 2007, from $5.53 billion for 2006. Approximately 60% of this increase was due to the acquired McKesson business, which contributed $1.05 billion of revenue in 2007, as compared with $281.5 million in 2006. Greater sales volumes to existing healthcare provider customers accounted for an additional 25% of the increase, while the remaining 15% resulted from sales to new customers. From 2005 to 2006, revenue increased 14.8% to $5.5 billion for 2006, from $4.8 billion in 2005. The major contributor to this growth was the acquired McKesson business, while the remainder resulted primarily from increased sales volumes to existing healthcare provider customers. In 2007, DTC revenue was $105.9 million, comparing favorably to revenue of $92.5 million in 2006 and $59.2 million in 2005. The company reports DTC revenue net of contractual allowances, which are adjustments for amounts expected to be collected from third-party payors. Contractual allowances were $10.5 million in 2007, compared with $3.8 million in 2006 and $3.0 million in 2005. The increase in contractual allowances in 2007 resulted from a change in estimate based on historical experience and the changing reimbursement environment.

Gross margin. Gross margin as a percentage of revenue for 2007 decreased to 10.51% from 10.78% in 2006 and 10.70% in 2005. Gross margin dollars were $715.0 million in 2007, as compared with $596.8 million in 2006, and $516.1 million in 2005. Of the decrease in gross margin as a percentage of revenue from 2006 to 2007,

20 basis points resulted primarily from the effects of certain contract renewals with major group purchasing organizations under which the company offers more favorable pricing to customers as they purchase in greater volume, as well as increased sales to existing customers under these and other contracts. Additionally, the acquired McKesson business experienced lower gross margins as a percentage of sales until this business was transitioned to O&M systems and pricing files were brought to O&M standards. The remainder of the decrease in gross margin as a percentage of revenue resulted from lower total gross margin contribution from the DTC distribution business, which experiences higher gross margins than the company’s healthcare provider supply business. The slight increase in gross margin as a percentage of revenue from 2005 to 2006 resulted from the greater contribution from the DTC supply business, partially offset by a slight decline in the healthcare provider distribution business.

The company values inventory for its healthcare provider distribution business under the last-in, first-out (LIFO) method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.1% of revenue in 2007, 2006, and 2005.

Selling, general and administrative (SG&A) expense. SG&A expenses were 8.02% as a percentage of revenue in 2007, decreased from 8.53% of revenue in 2006, but increased from 7.91% of revenue in 2005. SG&A expenses were $545.3 million in 2007, $472.0 million in 2006, and $381.4 million in 2005. SG&A expense dollars increased primarily as a result of greater revenues. SG&A expenses in 2007 and 2006 include $6.7 million and $19.3 million of service fees paid to McKesson for operational support during the transition period which ended March 2007. Excluding the transition payments to McKesson, SG&A expenses as a percentage of revenue decreased 26 basis points from 2006 to 2007. Of this decline, 25 basis points are attributable to the DTC business, the majority of which was due to lower allowances for uncollectible accounts receivable in 2007 as compared with 2006. However, in 2007 as compared with 2006, the company recorded $6.7 million greater contractual allowances for the DTC business as a component of revenue. The company’s allowances for losses on accounts and notes receivable are comparable at December 31, 2007 and December 31, 2006. The remaining decline in SG&A, as a percent of revenue, resulted from lower infrastructure costs, as the company leveraged its costs over greater revenues, partially offset by higher delivery costs and higher teammate benefit costs. The increase in SG&A expenses as a percentage of revenue from 2005 to 2006 is primarily due to the service fees paid to McKesson and the increase in the allowance for doubtful accounts receivable in the DTC supply business.

Depreciation and amortization expense. Depreciation and amortization expense increased from $25.7 million in 2006 to $31.8 million in 2007. This increase was driven by an increase in the amortization of intangibles of $2.1 million related to both the McKesson acquisition and 2006 acquisitions of DTC supply distributors; and approximately $1.0 million of additional depreciation expense from certain information technology assets capitalized pursuant to an amended outsourcing agreement effective during the latter half of 2006. The remainder resulted from greater depreciation expense from capital additions to accommodate the acquired McKesson business. Depreciation and amortization expense increased from $18.4 million in 2005 to $25.7 million in 2006. This increase was driven by $4.9 million of additional amortization of intangible assets due to acquisitions, and greater depreciation expense from the company’s headquarters building, which was completed in early 2006, and from capitalized information technology assets.

Other operating income and expense, net. Other operating income and expense, net, was $5.3 million, $3.7 million and $1.1 million of income in 2007, 2006 and 2005, which includes finance charge income of $4.4 million, $3.2 million and $4.2 million. Other operating income and expense, net, was negatively affected by software impairment charges of $3.5 million in 2005.

Interest expense, net. Interest expense, net, was $23.0 million for 2007, as compared with $13.3 million in 2006 and $11.9 million in 2005. Of the $9.7 million increase from 2006 to 2007, $7.3 million is due to the company’s borrowings under its revolving credit facility to finance the McKesson acquisition and its related working capital needs. The remainder of the increase is due to lower cash balances available to invest, partially offset by a decrease in interest expense due to the refinancing of long-term debt at lower rates in April 2006. Financing costs increased from 2005 to 2006 primarily due to an increase of $1.9 million in interest related to the company’s borrowings under its revolving credit facility for the McKesson acquisition. This increase was partially offset by increased interest income as a result of rising interest rates and larger cash balances available to invest than in 2005, and a decrease in interest expense due to the refinancing of long-term debt at lower rates in April 2006. The company’s effective borrowing rate was 6.8% and 7.2% in 2007 and 2006.

In April 2006, the company completed its offering of $200 million of 6.35% Senior Notes maturing in 2016 (Senior Notes) and retired substantially all of its $200 million of 8.5% Senior Subordinated Notes due 2011 (2011 Notes). The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, and funds used for working capital requirements, capital improvements and for acquisitions.

Income taxes. The provision for income taxes was $47.5 million in 2007, compared with $29.3 million in 2006, and $41.2 million in 2005. The company’s effective tax rate was 39.5% in 2007, compared with 37.6% in 2006, and 39.0% in 2005. The effective rate in 2006 was lower than in 2007 and in 2005 due to favorable adjustments to the company’s reserve for tax liabilities for years no longer subject to audit and the resolution of outstanding tax issues.

Financial Condition, Liquidity and Capital Resources

Liquidity. During 2007, cash and cash equivalents decreased from $5.1 million at December 31, 2006, to $2.1 million at December 31, 2007. In 2007, the company generated $219.8 million of cash provided from operations, compared with cash used for operations of $73.6 million in 2006 and cash provided from operations of $135.4 million in 2005. Strong operating cash flows in 2007 were primarily driven by decreases in accounts receivable and inventory which increased at the end of 2006 as a result of the acquired McKesson business. Accounts receivable days sales outstanding (DSO) at December 31, 2007, based on one month’s sales, were 26.3 days, compared with 30.5 and 26.3 days at December 31, 2006 and 2005. In 2006, DSO was negatively affected by the build-up of accounts receivable subsequent to the McKesson acquisition. No accounts receivable were purchased in connection with the acquisition. Inventory turnover, based on three months’ cost of goods sold, was 10.6, 9.2, and 10.0 times in 2007, 2006, and 2005.

Cash used for investing activities decreased to $14.8 million in 2007 from $209.6 million in 2006 and $105.4 million in 2005. In 2007, the company invested $30.5 million in capital expenditures primarily to accommodate the acquired McKesson and other new business. Investing cash flows in 2007 include inflows of $15.4 million related to acquisitions, which is primarily due to approximately $16.5 million received from McKesson, as the company finalized the determination of the value of inventory transferred. Cash used for investing activities in 2006 and 2005 was largely due to acquisitions, as the company invested $181.4 million in 2006 and $71.6 million in 2005 on acquisitions of businesses and intangible assets. Investing cash flows also included $28.0 million in 2006 and $33.8 million in 2005 of capital expenditures, which included spending on construction of the new corporate headquarters building.

The company’s financing activities used $208.0 million in cash in 2007, provided $216.3 million of cash in 2006, and used $13.9 million of cash in 2005. In 2007, the company used $152.6 million to reduce borrowings under its revolving credit facility, that partially funded the McKesson acquisition and its related working capital needs. An additional $27.6 million of cash was used to fund dividends and $40.0 million to reduce drafts payable. In 2006, cash provided by financing activities was primarily due to borrowings under the revolving credit facility of $229.1 million used to partially fund the McKesson acquisition and to fund working capital requirements during the integration of the acquired business, and an increase of $16.5 million in drafts payable. Proceeds provided by financing activities in 2006 were partially offset by the use of funds for the payment of dividends of $24.1 million and the refinancing of long-term debt.

In April 2006, the company issued $200 million of 6.35% Senior Notes maturing April 15, 2016. The net proceeds from the Senior Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8.5% Senior Subordinated Notes. Interest on the Senior Notes is paid semi-annually on April 15 and October 15, beginning October 15, 2006. The company has an investment grade rating of “BBB-” from Standard & Poor’s, a rating of “Ba2” from Moody’s, and a rating of “BBB-“ from Fitch Ratings.

In conjunction with the Senior Notes, the company entered into interest rate swap agreements in April 2006, under which the company pays counterparties a variable rate based on the London Interbank Offered Rate (LIBOR), and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the Senior Notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of Statement of Financial Accounting Standards No. (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The company generally enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing.

On January 29, 2007, the company amended its revolving credit facility to increase the aggregate commitment amount by $100 million. In April 2006, the company amended the credit facility to extend its expiration to May 3, 2011. The credit limit of the amended facility is $350 million and the interest rate is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. Under the facility, the company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, including a 0.05% reduction in the fee due to the company’s investment grade rating. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2007, the company was in compliance with these covenants.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At December 31, 2007, the company had $262.8 million of available credit under its revolving credit facility. Based on the company’s leverage ratio at December 31, 2007, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will be LIBOR plus 62.5 basis points at the next adjustment date.

The following is a summary of the company’s significant contractual obligations as of December 31, 2007:

(in millions)

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including interest payments(1)	$404.3	$17.0	$34.1	$104.9	$248.3
Purchase obligations(2)	232.0	40.9	71.7	67.1	52.3
Operating leases(2)	176.6	39.4	64.4	45.1	27.7
Capital lease obligations(1)	4.6	2.6	1.9	0.1	—
FIN 48 liability(3)	23.9	3.2	—	—	—
Other long-term liabilities(4)	29.6	4.5	3.4	3.0	18.7

Total contractual obligations	$871.0	$107.6	$175.5	$220.2	$347.0

(1)	See Note 8 to the consolidated financial statements. Debt is assumed to be held to maturity with interest paid at the stated or forecast rate.
(2)	See Note 15 to the consolidated financial statements.
(3)	Total FIN 48 liability includes $20.7 million, for which the company cannot reasonably estimate the timing of cash settlement.
(4)

Other long-term liabilities include obligations for retirement plans. Expected timing of payments is based on actuarial assumptions; actual timing of payments could vary significantly from amounts projected. See Note 11 to the consolidated financial statements.

Capital expenditures. Capital expenditures were $30.5 million in 2007, compared to $28.0 million in 2006 and $33.8 million in 2005. Expenditures in 2007 and 2006 reflect additions to equipment and software to accommodate the growth in the business, while expenditures in 2005 related to the construction of the new corporate headquarters which was completed in the first quarter of 2006.

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

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, allowances to contractual amounts expected to be collected from Medicare and other third-party insurers, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2007, the company had accounts and notes receivable of $462.4 million, net of allowances of $24.9 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2007, the company had inventory of $581.6 million, net of an allowance of $3.9 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. The company actively manages its inventory levels to minimize the risk of loss.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows, and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $271.7 million at December 31, 2007.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as different discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or under a different organization structure, could produce materially different results.

Direct-response advertising costs. The company defers those costs of direct-response advertising of its DTC diabetic supplies that meet the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company currently amortizes these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets is evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising. At December 31, 2007, deferred direct-response advertising costs of $10.5 million, net of accumulated amortization of $11.4 million, were included in other assets, net, on the consolidated balance sheet.

The ability to capitalize direct-response advertising costs depends on the continued success of campaigns to generate future net revenues. The company estimates the future net revenues expected to result from sales to customers obtained through advertising based on its past experience with similar campaigns. An adverse change in the ability of the company’s direct-response advertising efforts to generate adequate future net revenues could result in an impairment of previously capitalized costs.

Self-insurance liabilities. The company is self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, the company maintains insurance for individual losses exceeding certain limits. The company estimates its liabilities for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors provided by outside actuaries. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then the company may be required to record additional expense or reductions to expense that could be material to the company’s financial condition and results of operations. Self-insurance liabilities recorded in the company’s consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $9.3 million at December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141(R). SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including the value of contingent consideration, in-process research and development, and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, the new standard requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for acquisitions which close on or after the beginning of the first fiscal year beginning after December 15, 2008. The company is assessing the effect of SFAS 141(R) on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits the company the irrevocable option to account for most financial assets and liabilities at fair value, rather than at historical cost, with changes in the fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is currently assessing the effect of SFAS 159 on its financial statements; however, management does not expect adoption of this standard to have a material effect on the company’s financial position or results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements.

SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The company is currently assessing the impact of SFAS 157 on its financial statements; however, management does not expect adoption of this standard to have a material effect on the company’s financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Owens & Minor provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

The company has $200 million of outstanding fixed-rate debt maturing in 2016. O&M uses interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements. However, O&M believes its exposure is not significant, and the event of nonperformance would not have a material effect on the company.

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and its revolving credit facility. As of December 31, 2007, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had $76.5 million of outstanding borrowings under its revolving credit facility at December 31, 2007. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the company’s internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Craig R. Smith President & Chief Executive Officer

James L. Bierman Senior Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited Owens & Minor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 28, 2008

Part III

Items 10-14.

Information required by Items 10-14 can be found under “Corporate Officers” on page 4 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2008 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because the company’s common stock is listed on the New York Stock Exchange (“NYSE”), the company’s chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. The company’s chief executive officer made his annual certification to that effect to the NYSE as of May 22, 2007. In addition, the company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of the company’s public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 51.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2007	2006	2005
Revenue	$6,800,466	$5,533,736	$4,822,414
Cost of revenue	6,085,482	4,936,940	4,306,302

Gross margin	714,984	596,796	516,112
Selling, general and administrative expenses	545,271	471,987	381,370
Depreciation and amortization	31,820	25,735	18,388
Other operating income and expense, net	(5,320)	(3,690)	(1,078)

Operating earnings	143,213	102,764	117,432
Interest expense, net	22,983	13,273	11,858
Loss on early extinguishment of debt	—	11,411	—

Income before income taxes	120,230	78,080	105,574
Income tax provision	47,520	29,328	41,154

Net income	$72,710	$48,752	$64,420

Net income per common share—basic	$1.81	$1.22	$1.63
Net income per common share—diluted	$1.79	$1.20	$1.61
Cash dividends per common share	$0.68	$0.60	$0.52

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2007	2006
Assets
Current assets
Cash and cash equivalents	$2,129	$5,090
Accounts and notes receivable, net	462,392	539,178
Merchandise inventories	581,569	666,527
Deferred income taxes	70	10,065
Other current assets	43,697	45,910

Total current assets	1,089,857	1,266,770
Property and equipment, net	76,122	70,853
Goodwill, net	271,699	259,670
Intangible assets, net	32,517	52,763
Other assets, net	44,885	35,694

Total assets	$1,515,080	$1,685,750

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$469,102	$542,552
Accrued payroll and related liabilities	18,763	13,472
Deferred income taxes	17,091	47,606
Other accrued liabilities	63,508	66,873

Total current liabilities	568,464	670,503
Long-term debt	283,845	433,133
Deferred income taxes	1,264	2,472
Other liabilities	47,148	32,188

Total liabilities	900,721	1,138,296

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—40,874 shares and 40,257 shares	81,748	80,515
Paid-in capital	161,978	143,557
Retained earnings	377,913	332,013
Accumulated other comprehensive loss	(7,280)	(8,631)

Total shareholders’ equity	614,359	547,454

Total liabilities and shareholders’ equity	$1,515,080	$1,685,750

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2007	2006	2005
Operating activities
Net income	$72,710	$48,752	$64,420
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	31,820	25,735	18,388
Amortization of direct-response advertising	7,320	3,198	864
Deferred direct-response advertising costs	(7,972)	(9,285)	(4,594)
Deferred income tax provision (benefit)	(5,457)	9,640	(3,930)
Loss on early extinguishment of debt	—	11,411	—
Provision for LIFO reserve	8,424	3,944	6,574
Share-based compensation expense	6,507	5,263	2,186
Provision for losses on accounts and notes receivable	22,636	23,452	6,960
Changes in operating assets and liabilities:
Accounts and notes receivable	54,150	(209,011)	(6,316)
Merchandise inventories	60,185	(107,965)	(9,896)
Accounts payable	(33,450)	137,843	45,200
Net change in other current assets and current liabilities	(11,927)	(16,126)	7,641
Other, net	14,894	(431)	7,877

Cash provided by (used for) operating activities	219,840	(73,580)	135,374

Investing activities
Additions to property and equipment	(20,084)	(21,948)	(30,166)
Additions to computer software	(10,400)	(6,050)	(3,641)
Acquisition of intangible assets	(62)	(10,735)	(6,201)
Net cash related to acquisitions of businesses	15,441	(170,680)	(65,448)
Other, net	327	(144)	65

Cash used for investing activities	(14,778)	(209,557)	(105,391)

Financing activities
Net proceeds from issuance of 6.35% Senior Notes	—	198,054	—
Repayment of 8.5% Senior Subordinated Notes	—	(210,459)	—
Cash dividends paid	(27,637)	(24,092)	(20,713)
Net proceeds from (payments on) revolving credit facility	(152,600)	229,100	—
Proceeds from exercise of stock options	9,621	4,317	4,315
Excess tax benefits related to stock-based compensation	4,084	1,632	—
Increase (decrease) in drafts payable	(40,000)	16,500	2,823
Other, net	(1,491)	1,278	(307)

Cash provided by (used for) financing activities	(208,023)	216,330	(13,882)

Net increase (decrease) in cash and cash equivalents	(2,961)	(66,807)	16,101
Cash and cash equivalents at beginning of year	5,090	71,897	55,796

Cash and cash equivalents at end of year	$2,129	$5,090	$71,897

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2004	39,519	$79,038	$126,625	$263,646	$(9,053)	$460,256
Net income				64,420		64,420
Other comprehensive loss:
Minimum pension liability adjustment, net of $169 tax expense					264	264

Comprehensive income						64,684

Issuance of restricted stock, net of forfeitures	87	174	(174)			—
Amortization of unearned compensation			2,189			2,189
Cash dividends ($0.52 per share)				(20,713)		(20,713)
Exercise of stock options, including tax benefits of $2,554	329	658	6,211			6,869
Other	(45)	(89)	(1,198)			(1,287)

Balance December 31, 2005	39,890	79,781	133,653	307,353	(8,789)	511,998
Net income				48,752		48,752
Other comprehensive income:
Minimum pension liability adjustment, net of $1,799 tax expense					2,815	2,815
Cash flow hedge activity, net of $296 tax expense					463	463

Comprehensive income						52,030

Adjustment to adopt the provisions of SFAS No. 158					(3,120)	(3,120)
Issuance of restricted stock, net of forfeitures	127	253	(253)			—
Amortization of unearned compensation			5,263			5,263
Cash dividends ($0.60 per share)				(24,092)		(24,092)
Exercise of stock options, including tax benefits of $1,632	257	514	5,435			5,949
Other	(17)	(33)	(541)			(574)

Balance December 31, 2006	40,257	80,515	143,557	332,013	(8,631)	547,454
Net income				72,710		72,710
Other comprehensive income:
Minimum pension liability adjustment, net of $896 tax expense					1,402	1,402
Cash flow hedge activity, net of $32 tax benefit					(51)	(51)

Comprehensive income						74,061

Adjustment to adopt the provisions of FIN No. 48				827		827
Issuance of restricted stock, net of forfeitures	113	225	(225)			—
Amortization of unearned compensation			6,507			6,507
Cash dividends ($0.68 per share)				(27,637)		(27,637)
Exercise of stock options, including tax benefits of $4,084	521	1,042	12,663			13,705
Other	(17)	(34)	(524)			(558)

Balance December 31, 2007	40,874	$81,748	$161,978	$377,913	$(7,280)	$614,359

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

Reclassifications. Amortization of direct-response advertising costs is included in selling, general and administrative expenses. This expense was previously included in depreciation and amortization. All prior period amounts have been reclassified in order to conform to the current period presentation. This reclassification has no effect on total revenue, net income or shareholders’ equity, as previously reported.

On December 31, 2006, the company adopted Statement of Financial Accounting Standards No. (SFAS) 158, which requires the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in its December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income. The company incorrectly included the adjustment at adoption of $5.1 million ($3.1 million, net of tax) as part of comprehensive income for 2006, rather than as a direct adjustment to accumulated other comprehensive income in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The company has revised its presentation of this adjustment in the consolidated statement of changes in shareholders’ equity for the year ended December 31, 2006. Comprehensive income as originally reported for the year ended December 31, 2006, was $48.9 million and as revised is $52.0 million. This correction has no effect on net income, shareholders’ equity or accumulated other comprehensive loss as previously reported at December 31, 2006.

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

Accounts and Notes Receivable. Accounts receivable from healthcare provider customers are recorded at the invoiced amount. The company assesses finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectibility. Accounts receivable for direct-to-consumer distribution sales are recorded at the estimated contractually allowable amounts based on rates provided by Medicare and other third-party payors. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible and for product returns. The allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $24.9 million have been applied as reductions of accounts receivable at both December 31, 2007 and 2006.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Merchandise Inventories. The company’s merchandise inventories are stated at the lower of cost or market. Inventories are generally valued on a last-in, first-out (LIFO) basis.

Property and Equipment. Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to eight years for warehouse equipment, five to forty years for buildings and building improvements, and three to eight years for computer, office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

Leases. The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company accounts for capital leases of certain information technology assets embedded in an outsourcing agreement in accordance with Emerging Issues Task Force Issue No. (EITF) 01-8, Determining Whether an Arrangement Contains a Lease. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. Leases are classified as operating leases or capital leases based on the provisions of SFAS 13, Accounting for Leases. Capital leases and leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. Rent expense for leases with rent holidays or pre-determined rent increases is recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.

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

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2007 and 2006 was $18.8 million and $14.3 million. Depreciation and amortization expense includes $6.1 million, $5.9 million and $7.0 million of software amortization for the years ended December 31, 2007, 2006 and 2005. In 2005, the company determined that certain components of a software upgrade project would not be utilized as previously anticipated and had no resale value, and as a result, an impairment charge of $3.5 million was recorded in other operating income and expense, net, on the consolidated statements of income.

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

In the company’s healthcare provider distribution business, the company provides for sales returns and allowances through a reduction in gross sales. This provision is based upon historical trends as well as specific identification of significant items. The company does not experience a significant volume of sales returns.

In the direct-to-consumer supply distribution business, revenue is recognized when products ordered by customers are shipped and is recorded net of contractual allowances at the amounts expected to be collected from Medicare, third-party insurers and from patients directly. Contractual allowances are based on reimbursement rates and historical experience of Medicare and other payors.

In most cases, the company records revenue gross, as the company is the primary obligor in its sales arrangements and bears the risk of general and physical inventory loss. The company also has some discretion in supplier selection and carries all credit risk associated with its sales. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues in the consolidated statements of income.

Supplier Incentives. The company has contractual arrangements with certain suppliers that provide for the payment of performance-based incentives. These incentives are accounted for in accordance with the provisions of EITF 02-16, Accounting By a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. These payments are recognized as a reduction in cost of revenue as the associated inventory is sold, or if later, the time at which they become probable and reasonably estimable.

Share-Based Compensation. Effective January 1, 2006, the company adopted the provisions of SFAS 123(R), Share-Based Payment, a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) also supersedes Accounting Principles Board Opinion No. (APB) 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values, while SFAS 123 as originally issued provided the option of recognizing share-based payments based on their fair values or based on their intrinsic values with pro forma disclosure of the effect of recognizing the payments based on their fair values. The company adopted the provisions of SFAS 123(R) using the modified prospective method, in which compensation cost is recognized beginning with the effective date; (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date and are expected to vest.

As permitted by SFAS 123, the company used the intrinsic value method as defined by APB 25 to account for share-based payments prior to January 1, 2006. As a result, the adoption of SFAS 123(R) had, and is expected to continue to have, a significant effect on the company’s results of operations, although it will not significantly

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

affect the company’s overall financial position. Had the company adopted SFAS 123(R) prior to January 1, 2006, the effect of adoption would have approximated the effect of using the fair value method, as defined in SFAS 123, to account for share-based payments.

SFAS 123(R) also requires the excess tax benefits of share-based payment arrangements to be reported as financing cash flows, rather than as operating cash flows as required prior to adoption. Had the company adopted SFAS 123(R) previously, the amount of cash flows recognized as financing cash flows rather than operating cash flows for such excess tax deductions would have been $1.9 million in 2005.

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

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties related to income taxes are recognized in income tax expense.

Other Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which is effective for fiscal years beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The adoption of FIN 48 did not have a material effect on the company’s consolidated statement of income for the year ended December 31, 2007.

Note 2—Acquisitions of Businesses and Intangible Assets

McKesson Acute-Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, related to the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (McKesson), a wholly-owned subsidiary of McKesson Corporation. McKesson and the company entered into a transition services agreement pursuant to which McKesson provided ongoing operational support of the business during a transition period. This transition period ended in March 2007, after which the company had no further obligation for transition service fees pursuant to the transition services agreement.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

During the third quarter of 2007, the company completed its allocation of the purchase price including the values assigned to a non-compete agreement, acquired customer relationships, involuntary termination costs, and lease exit liabilities. These adjustments resulted in a $12.7 million increase to goodwill. Additionally, during the third quarter, the company finalized the determination of the value of inventory transferred resulting in the receipt of a cash payment of $16.5 million.

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

The acquisition is being accounted for as a business combination in accordance with SFAS 141, Business Combinations, and as such, the acquired assets and liabilities are recorded based on their estimated fair values as of the closing date.

The following pro forma information assumes that the company and the acquired business were combined at the beginning of the period presented. The data is presented for informational purposes only and does not purport to be indicative of the results that would have been achieved if the acquisition had occurred at the beginning of the periods presented. The data does not reflect operating efficiencies expected to be realized from the combined operations nor is it indicative of future operating performance.

(in thousands, except per share data)	For the Year Ended December 31, 2006
Revenue	$6,371,950
Net income	$28,646
Basic earnings per share	$0.72
Diluted earnings per share	$0.71

The pro forma amounts above include estimated adjustments for amortization of acquired intangible assets, depreciation of acquired fixed assets, and interest expense on borrowings and loss of interest income on cash balances used to fund the purchase price, assuming the acquisition occurred as of the beginning of the period presented. Interest expense has been calculated at the company’s borrowing rate under its credit

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

facility based on rates available to the company during the periods presented. The pro forma net earnings above assumes an income tax provision at the company’s consolidated tax rate for the period presented.

Direct-to-Consumer Distribution Business

The company entered the direct-to-consumer (DTC) distribution business in January 2005, and during 2005 and 2006, made additional acquisitions of seven DTC distributors for a total of $22.7 million. These acquisitions were of stock or of certain assets consisting primarily of customer relationships. Revenue for the DTC distribution business was $105.9 million, $92.5 million and $59.2 million in 2007, 2006 and 2005. The DTC distribution business had operating earnings of $1.5 million in 2007, operating losses of $9.6 million in 2006, and operating earnings of $5.9 million in 2005.

Other Acquisitions

In 2005, the company acquired certain assets of two companies that expanded its technology service offerings. The total cost of these acquisitions was $4.9 million in cash, including transaction costs. The allocations of the purchase prices included $1.7 million of computer software, $3.1 million of goodwill and $0.1 million of intangible assets.

The operating results of each of the DTC distribution and other acquisitions have been included in the company’s consolidated financial statements since the dates of the respective acquisition. Had the acquisitions that took place in 2006 occurred at January 1, 2006, the consolidated revenue and net income of the company would not have differed materially from the amounts reported for the year ended December 31, 2006.

Note 3—Merchandise Inventories

The company’s merchandise inventories are generally valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $66.0 million and $57.6 million as of December 31, 2007 and 2006.

Note 4—Property and Equipment

Property and equipment consists of the following:

(in thousands)

December 31,	2007	2006
Warehouse equipment	$45,724	$38,185
Computer equipment	29,954	32,183
Building and improvements	23,267	23,257
Office equipment and other	14,580	14,034
Leasehold improvements	11,725	10,593
Furniture and fixtures	10,953	9,364
Land and improvements	7,787	7,764

	143,990	135,380
Accumulated depreciation and amortization	(67,868)	(64,527)

Property and equipment, net	$76,122	$70,853

Depreciation and amortization expense for property and equipment was $14.2 million, $10.4 million, and $6.9 million for the years ended December 31, 2007, 2006 and 2005.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5—Direct-Response Advertising Costs

The following table presents the activity in capitalized direct-response advertising for the years ended December 31, 2007 and 2006:

(in thousands)

	2007	2006
Beginning, capitalized direct-response advertising, net	$9,817	$3,730
Deferred direct-response advertising costs	7,972	9,285
Amortization	(6,756)	(3,198)
Impairment	(564)	—

Ending, capitalized direct-response advertising, net	$10,469	$9,817

Capitalized direct-response advertising costs are included in other assets, net, on the consolidated balance sheets.

Note 6—Goodwill and Intangible Assets

The following table presents the activity in goodwill for the years ended December 31, 2007 and 2006:

(in thousands)
Balance, December 31, 2005	$242,620
Additions due to acquisitions	17,050

Balance, December 31, 2006	259,670
Additions due to acquisitions	12,029

Balance, December 31, 2007	$271,699

Intangible assets at December 31, 2007 and 2006 are as follows:

(in thousands)
	2007		2006
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$49,281	$8,791	$57,019	$9,791
Accumulated amortization	(22,119)	(3,436)	(12,358)	(1,689)

Net intangible assets	$27,162	$5,355	$44,661	$8,102

Weighted average useful life	8 years	6 years	9 years	6 years

Amortization expense for intangible assets was $11.5 million, $9.4 million, and $4.6 million for the years ended December 31, 2007, 2006 and 2005.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense for the next five years is as follows: 2008—$9.1 million; 2009—$5.9 million; 2010—$3.6 million; 2011—$2.1 million; 2012—$1.5 million.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 7—Accounts Payable

Accounts payable consists of the following:

(in thousands)

December 31,	2007	2006
Accounts payable—trade	$433,102	$466,552
Drafts payable	36,000	76,000

Total	$469,102	$542,552

Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 8—Debt

Debt consists of the following:

(in thousands)

December 31,	2007			2006
	Carrying Amount	Estimated Fair Value		Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $200 million par value, maturing April 2016	$204,905	$203,250		$200,768	$200,000
Revolving credit facility with interest based on London Interbank Offered Rate (LIBOR), Federal Funds Rate or Prime Rate, expires May 2011, credit limit of $350 million	76,500	76,500		229,100	229,100
Capital leases	4,572	4,572		6,063	6,063
Other	999	999		999	999

Total debt	286,976	285,321		436,930	436,162
Less current maturities	(3,131)	(3,131	) )	(3,797)	(3,797)

Long-term debt	$283,845	$282,190		$433,133	$432,365

In April 2006, the company issued $200 million of 6.35% Senior Notes maturing on April 15, 2016 (Senior Notes). Interest on the Senior Notes is payable semi-annually on April 15 and October 15, beginning October 15, 2006. The Senior Notes are redeemable at the company’s option, subject to certain restrictions and are unconditionally guaranteed on a joint and several basis by all significant subsidiaries of the company. The net proceeds from the Senior Notes, together with available cash, were used to retire the 8.5% Senior Subordinated Notes due in 2011 (2011 Notes). The early retirement of the 2011 Notes resulted in a loss of $11.4 million, comprised of $8.0 million of retirement cost in excess of carrying value, a $3.0 million write-off of debt issuance costs, and $0.4 million of fees.

In January 2007, the company amended its $250 million revolving credit facility, increasing its credit limit to $350 million. In April 2006, the company amended its revolving credit facility in order to (i) reduce the applicable borrowing rates and fees payable, (ii) eliminate the borrowing base limitation applicable to borrowings under the revolving credit facility, (iii) increase the amount of certain types of indebtedness that can be incurred under the facility, and (iv) extend the term of the agreement to May 2011. The interest rate of the amended facility is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee due to the company’s investment grade rating. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

Cash payments for interest during 2007, 2006, and 2005 were $23.5 million, $19.6 million, and $13.9 million. In 2006 and 2005, $0.3 million, and $1.3 million of interest cost was capitalized relating to long-term capital projects, such as design and construction of a new corporate headquarters and development of information systems infrastructure.

The estimated fair value of long-term debt is based on the borrowing rates currently available to the company for loans with similar terms and average maturities. The $76.5 million outstanding on the revolving credit facility is due May 2011. At December 31, 2007, the company had $262.8 million of available credit under the revolving credit facility, as $10.7 million of available financing was reserved for certain letters of credit. At December 31, 2007, the company had no other long-term debt, other than capital leases, due within the next five years. Future minimum capital lease payments, net of interest, for the five years subsequent to December 31, 2007, are $2.6 million in 2008, $1.5 million in 2009, $0.4 million in 2010, $0.1 million in 2011, and $0.0 million in 2012. At December 31, 2007, the company was in compliance with its debt covenants.

Note 9—Derivative Financial Instruments

The company generally enters into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps is to maintain the company’s desired mix of fixed to floating rate financing in order to manage interest rate risk. In April 2006, in conjunction with the issuance of the Senior Notes, the company entered into interest rate swap agreements of $100 million notional amounts, under which the company pays counterparties a variable rate based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35%, effectively converting one-half of the Senior Notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS 133.

In March 2006, the company entered into forward contracts to hedge its future interest rate risk associated with the pricing of the Senior Notes. The contracts were terminated in April 2006, resulting in a gain of $0.8 million, which is being recognized in interest expense, net, ratably over the life of the Senior Notes.

The payments received or disbursed in connection with the interest rate swaps are included in interest expense, net, on the consolidated statements of income. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2007 and 2006, was $5.0 million and $0.9 million, net of accrued interest. The fair value of the swaps is recorded in other assets, net, on the consolidated balance sheets.

The company is exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements; however, the company believes its exposure is not material.

Note 10—Share-Based Compensation

The company maintains share-based compensation plans (Plans) that provide for the granting of equity-based compensation. The Plans are administered by the Compensation and Benefits Committee of the board of

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

directors and allow the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs, and restricted and unrestricted stock. The company uses authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2007, approximately 2.1 million common shares were available for issuance under the Plans.

Stock options awarded under the Plans are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. Restricted stock awarded under the Plans generally vests over three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. At December 31, 2007, there were no SARs outstanding.

The company has a Management Equity Ownership Program that requires each of the company’s officers to own the company’s common stock at specified levels, which gradually increase over five years. Officers and certain other employees who meet specified ownership goals in a given year are awarded restricted stock under the provisions of the program. The company also awards restricted stock under the Plans to certain employees based on pre-established objectives. Upon issuance of restricted shares, unearned compensation is charged to shareholders’ equity for the market value of restricted stock and recognized as compensation expense ratably over the vesting period.

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

(in thousands, except per share data)
For the Year Ended 2005
Net income	$64,420
Add: share-based compensation expense included in reported net income, net of tax	1,334
Deduct: share-based compensation expense determined under fair value-based method for all awards, net of tax	(2,922)

Pro forma net income	$62,832

Per common share—basic:
Net income, as reported	$1.63
Pro forma net income	$1.59
Per common share—diluted:
Net income, as reported	$1.61
Pro forma net income	$1.57

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the activity and terms of outstanding options at December 31, 2007, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2004	1,782	$17.12
Granted	488	29.45
Exercised	(396)	15.78
Forfeited	(36)	27.05

Options outstanding at December 31, 2005	1,838	$20.49
Granted	323	31.98
Exercised	(288)	18.31
Forfeited	(93)	18.38

Options outstanding at December 31, 2006	1,780	$23.05
Granted	408	36.03
Exercised	(471)	18.74
Forfeited	(58)	32.41

Options outstanding at December 31, 2007	1,659	$27.14	4.53	$25.4

Vested or expected to vest at December 31, 2007	1,573	$26.75	4.45	$24.7

Exercisable at December 31, 2007	1,082	$23.53	3.89	$20.4

At December 31, 2007, the following option groups were outstanding:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 8.31—12.00	117	$8.89	1.93	117	$8.89	1.93
$ 12.01—15.00	130	14.63	1.05	130	14.62	1.05
$ 15.01—19.00	155	18.41	2.83	153	18.41	2.83
$ 19.01—28.00	232	24.66	4.07	223	24.51	4.07
$ 28.01—40.00	1,025	32.70	5.63	459	31.04	5.45

	1,659	$27.14	4.53	1,082	$23.53	3.89

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $10.4 million, $3.6 million, and $3.9 million. The weighted average fair value of options granted was $9.12, $8.41 and $6.80 for the years ended December 31, 2007, 2006 and 2005.

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

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

	2007	2006	2005
Expected term	5.0 - 5.9 years	5.1 -5.8 years	4 years
Expected volatility	24.9% - 26.7%	24.6% - 28%	25.7% - 30.1%
Expected dividend yield	1.9%	1.9%	2.0% - 2.3%
Risk-free interest rate	4.02% -5.13%	4.94% - 4.95%	3.6% - 4.4%

The following table summarizes the activity and value of nonvested restricted stock at December 31, 2007, and for each of the years in the period then ended:

	2007		2006		2005
	Number of Shares (000’s)	Weighted Average Grant-date Value	Number of Shares (000’s)	Weighted Average Grant-date Value	Number of Shares (000’s)	Weighted Average Grant-date Value
Nonvested shares at beginning of year	301	$28.25	218	$24.12	275	$17.92
Granted	134	35.17	132	31.80	114	28.95
Vested	(46)	23.31	(40)	18.20	(143)	16.76
Forfeited	(21)	31.15	(9)	27.18	(28)	20.61

Nonvested shares at end of year	368	$31.95	301	$28.25	218	$24.12

The total value of restricted stock vesting during the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $0.8 million, and $2.4 million.

Total share-based compensation expense for December 31, 2007, 2006, and 2005, was $6.5 million, $5.3 million, and $2.2 million, with recognized tax benefits of $2.5 million, $2.1 million, and $0.9 million. The total unrecognized compensation cost related to nonvested awards was $7.4 million, expected to be recognized over a weighted-average period of 2.5 years at December 31, 2007.

Note 11—Retirement Plans

Savings and Retirement Plans. The company maintains a voluntary 401(k) savings and retirement plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary, subject to certain limits. This contribution can be increased at the company’s discretion.

Additionally, a 401(k) plan is maintained for the employees of the DTC distribution business. This plan is voluntary to all full-time and part-time employees of this business who have completed three months of service, have attained age 18 and meet certain other criteria. The company matches a certain percentage of each employee’s contribution and may make additional discretionary contributions to eligible employees.

The company incurred approximately $8.3 million, $6.5 million, and $4.2 million of expenses related to these plans in 2007, 2006 and 2005.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes, and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The company contributed $1.5 million to the plan in 2007 and expects to contribute approximately $1.5 million in 2008.

The company invests the assets of the pension plan in order to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. As of December 31, 2007 and 2006, the plan consisted of the following types of investments, compared to the target allocation:

December 31,	2007		2006
	Actual	Target	Actual	Target
Equity securities	47%	45%	72%	71%
Debt securities	26	25	23	24
Real estate	0	0	5	5
Alternative investments	27	30	0	0

Total	100%	100%	100%	100%

As of December 31, 2007 and 2006, plan assets included 34,444 shares of the company’s common stock, representing 5% of total plan assets in 2007 and 4% in 2006.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation.

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

(in thousands)
	Pension Plan		Retirement Plan
December 31,	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$30,566	$31,216	$26,005	$26,584
Service cost	—	—	847	858
Interest cost	1,725	1,678	1,422	1,386
Actuarial gain	(240)	(955)	(204)	(1,487)
Benefits paid	(1,410)	(1,373)	(1,337)	(1,336)

Benefit obligation, end of year	$30,641	$30,566	$26,733	$26,005

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands)
	Pension Plan		Retirement Plan
December 31,	2007	2006	2007	2006
Change in plan assets
Fair value of plan assets, beginning of year	$26,420	$23,496	$—	$—
Actual return on plan assets	2,699	2,797	—	—
Employer contribution	1,500	1,500	1,337	1,336
Benefits paid	(1,410)	(1,373)	(1,337)	(1,336)

Fair value of plan assets, end of year	$29,209	$26,420	$—	$—

Funded status at December 31	$(1,432)	$(4,146)	$(26,733)	$(26,005)

Reconciliation of (accrued) prepaid benefit cost
Benefit obligation	$(30,641)	$(30,566)	$(26,733)	$(26,005)
Fair value of assets	29,209	26,420	—	—
Unrecognized net actuarial loss	6,210	7,863	5,368	5,856
Unrecognized prior service cost	—	—	1,033	1,191

(Accrued) prepaid benefit cost included in other liabilities	$4,778	$3,717	$(20,332)	$(18,958)

Amounts recognized in the consolidated balance sheets
Other liabilities	$(1,432)	$(4,146)	$(26,732)	$(26,005)
Accumulated other comprehensive loss	6,210	7,863	6,401	7,047

Net amount recognized	$4,778	$3,717	$(20,331)	$(18,958)

Accumulated benefit obligation	$30,641	$30,566	$22,746	$22,081
Weighted average assumptions used to determine benefit obligation
Discount rate	6.00%	5.75%	6.00%	5.75%

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

(in thousands)

Year ended December 31,	2007	2006	2005
Service cost	$847	$858	$1,035
Interest cost	3,147	3,065	3,221
Expected return on plan assets	(1,761)	(1,624)	(1,627)
Amortization of prior service cost	158	158	158
Recognized net actuarial loss	757	1,086	1,291

Net periodic pension cost	$3,148	$3,543	$4,078

Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.00%	5.75%	5.75%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The assumption also takes into account expenses that are paid directly by the plan. The discount rate assumption is based on the Moody’s Aa rate.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Amounts related to the company’s Pension and Retirement Plans recognized as a component of other comprehensive income are as follows:

(in thousands)

Year ended December 31,	2007	2006	2005
Net actuarial gain	$2,298	$4,614	$433
Deferred tax expense	(896)	(1,799)	(169)

Other comprehensive income, net of tax	$1,402	$2,815	$264

Amounts recognized as a component of accumulated other comprehensive loss as of year end that have not been recognized as a component of the net periodic pension cost of the company’s pension and retirement plans are presented in the following table. The company expects to recognize approximately $0.7 million of the net actuarial loss and $0.2 million of the prior service cost reported in the following table as of December 31, 2007, as a component of net periodic pension cost during 2008.

(in thousands)

Year ended December 31,	2007	2006
Net actuarial loss	$(11,578)	$(13,719)
Prior service cost	(1,033)	(1,191)
Deferred tax benefit	4,918	5,815

Amounts included in accumulated other comprehensive loss, net of tax	$(7,693)	$(9,095)

All measurements of the pension plan assets and benefit obligations are as of December 31 of the years presented, except the real estate investments, which are measured as of September 30.

As of December 31, 2007, the expected benefit payments for each of the next five years and the five-year period thereafter for the pension and retirement plans are as follows:

(in thousands)
Year	Pension Plan	Retirement Plan
2008	$1,531	$1,474
2009	1,574	1,507
2010	1,655	1,544
2011	1,721	1,576
2012	1,785	1,684
2013-2017	9,856	9,646

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 12—Income Taxes

The income tax provision consists of the following:

(in thousands)

Year ended December 31,	2007	2006	2005
Current tax provision:
Federal	$46,277	$18,042	$38,861
State	6,700	1,646	6,223

Total current provision	52,977	19,688	45,084

Deferred tax provision (benefit):
Federal	(5,045)	8,637	(3,527)
State	(412)	1,003	(403)

Total deferred provision (benefit)	(5,457)	9,640	(3,930)

Total income tax provision	$47,520	$29,328	$41,154

A reconciliation of the federal statutory rate to the company’s effective income tax rate is as follows:

Year ended December 31,	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.4	2.2	3.6
Other	1.1	0.4	0.4

Effective rate	39.5%	37.6%	39.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(in thousands)

Year ended December 31,	2007	2006
Deferred tax assets:
Allowance for losses on accounts and notes receivable	$7,672	$8,472
Accrued liabilities not currently deductible	9,496	6,912
Employee benefit plans	18,546	18,181
Minimum tax credit and state net operating loss carryforwards	134	10,065
Finance charges	6,635	3,700
Other	6,103	3,440

Total deferred tax assets	48,586	50,770

Deferred tax liabilities:
Merchandise inventories	42,047	69,535
Property and equipment	2,775	2,497
Goodwill	12,779	11,293
Computer software	2,887	2,991
Direct-response advertising costs	4,081	3,828
Other	2,302	639

Total deferred tax liabilities	66,871	90,783

Net deferred tax liability	$(18,285)	$(40,013)

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Management believes it is more likely than not that the company will realize the benefits of the company’s deferred tax assets, net of existing valuation allowances. The state net operating loss carryforwards will expire between 2008 and 2027. The company had a $2,000 and $40,000 valuation allowance related to state net operating loss carryforwards at December 31, 2007 and 2006. At December 31, 2007 and 2006, the company had a $0.4 million valuation allowance for deferred tax assets related to capital losses.

Cash payments for income taxes for 2007, 2006, and 2005 were $34.2 million, $29.6 million, and $40.3 million.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. At January 1, 2007, the liability for unrecognized tax benefits was approximately $25.4 million. At December 31, 2007, the liability for unrecognized tax benefits was approximately $23.9 million.

Included in the balance at January 1, 2007 and December 31, 2007, were $18.1 million and $15.4 million related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred income tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. The remaining $8.5 million of unrecognized tax benefits at December 31, 2007, would impact the company’s effective tax rate if recognized.

The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest accrued at January 1, 2007, was $3.4 million, which is included as a component of the $25.4 million liability for unrecognized tax benefits. The amount of interest accrued at December 31, 2007, was $5.3 million, which is included as a component of the $23.9 million liability for unrecognized tax benefits. There were no penalties accrued at January 1, 2007 or December 31, 2007.

Included in the net balance of unrecognized tax benefits at December 31, 2007, is $1.7 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2008.

The following table presents the activity in unrecognized tax benefits for the year ended December 31, 2007:

(in millions)
2007
Balance, January 1, 2007	$25.4
Tax positions taken during prior periods	3.3
Tax positions taken during current period	0.1
Settlements with taxing authorities	(4.5)
Lapse of statute of limitations	(2.3)
Interest expense	1.9

Balance, December 31, 2007	$23.9

The company’s federal income tax returns are subject to examination for the tax years 2004 through 2006. The company’s income tax returns to state and local jurisdictions are generally open for the same period as the federal income tax return, but certain returns may be subject to examination for a different period.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 13—Net Income Per Common Share

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)

Year ended December 31,	2007	2006	2005
Numerator:
Numerator for net income per basic common share—net income	$72,710	$48,752	$64,420

Denominator:
Denominator for net income per basic common share—weighted average shares	40,250	39,860	39,520
Effect of dilutive securities:
Stock options and restricted stock	406	607	536

Denominator for net income per diluted common share—adjusted weighted average shares and assumed conversions	40,656	40,467	40,056

Net income per basic common share	$1.81	$1.22	$1.63
Net income per diluted common share	$1.79	$1.20	$1.61

During the year ended December 31, 2005, outstanding options to purchase approximately 378,000 common shares were excluded from the calculation of net income per diluted common share, because their exercise price exceeded the average market price of the common stock for the year.

Note 14—Shareholders’ Equity

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

Note 15—Commitments and Contingencies

Effective August 1, 2006, the company extended, through July 31, 2014, its commitment to outsource information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable with 180 days’ notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable was $7.3 million at December 31, 2007, declining each year to zero at the end of the final contract year.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Assuming no early termination of the contract, the fixed and determinable portion of the remaining obligations under this agreement ranges from $40.3 million in 2008 to $19.2 million in 2014, totaling $231.4 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. The company paid $49.0 million, $40.1 million, and $36.9 million under this contract in 2007, 2006, and 2005.

In accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease, the company has recorded approximately $5.3 million of assets associated with this outsourcing contract.

The company has a non-cancelable agreement through September 2008 to receive support and upgrades for certain computer software. Future minimum payments under this agreement for 2008 are $0.6 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. At December 31, 2007, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

(in thousands)
Total
2008	$39,356
2009	34,576
2010	29,843
2011	25,918
2012	19,220
Later years	27,701

Total minimum payments	$176,614

Rent expense for all operating leases for the years ended December 31, 2007, 2006, and 2005 was $51.7 million, $41.6 million, and $37.8 million.

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high credit quality institutions, and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

Revenue from member hospitals under contract with Novation totaled $2.7 billion in 2007, $2.4 billion in 2006, and $2.3 billion in 2005, approximately 40%, 43%, and 47%, of the company’s revenue. Revenue from member hospitals under contract with Broadlane totaled $0.8 billion for 2007, and $0.6 billion each for 2006 and 2005, approximately 12%, 12%, and 13% of the company’s revenue. Revenue from member hospitals under contract with Premier totaled $1.3 billion in 2007, $0.8 billion in 2006, and $0.6 billion in 2005, approximately 19%, 15%, and 13% of the company’s revenue. As members of group purchasing organizations, Novation, Broadlane and Premier members have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Legal Proceedings

In September 2004, the company received a notice from the Internal Revenue Service (IRS) proposing to disallow, effective for the 2001 tax year, certain reductions in the company’s tax-basis last-in, first-out (LIFO) inventory valuation. The company filed an appeal with the IRS in December 2004 to contest the proposed adjustment. In December 2007, the company entered into a settlement agreement with the IRS for the 2001 tax year. In an effort to resolve outstanding issues in later years, concurrent with the settlement agreement, the company filed a request with the National Office of the IRS for permission to change its method of accounting for LIFO inventories for tax purposes.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment; and effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employees’ Accounting for Defined Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 28, 2008

QUARTERLY FINANCIAL INFORMATION

(unaudited)

(in thousands, except per share data)

	2007
Quarters	1st	2nd	3rd	4th
Revenue	$1,686,199	$1,679,044	$1,686,744	$1,748,479
Gross margin	174,661	176,863	178,257	185,203
Net income	10,815	18,266	21,176	22,453
Net income per common share:
Basic	$0.27	$0.45	$0.53	$0.56
Diluted	0.27	0.45	0.52	0.55
Dividends	0.17	0.17	0.17	0.17
Market price
High	$37.25	$37.80	$44.32	$44.52
Low	29.85	33.36	34.33	33.33

	2006
Quarters	1st	2nd	3rd	4th
Revenue	$1,261,999	$1,300,315	$1,319,179	$1,652,243
Gross margin	136,190	141,229	144,480	174,897
Net income	16,503	10,489	14,454	7,306
Net income per common share:
Basic	$0.42	$0.26	$0.36	$0.18
Diluted	0.41	0.26	0.36	0.18
Dividends	0.15	0.15	0.15	0.15
Market price
High	$33.25	$35.24	$33.57	$33.95
Low	27.40	27.78	28.26	29.56

Index to Exhibits

2.1

Asset Purchase and Sale Agreement, dated as of July 10, 2006, among Owens & Minor Distribution, Inc., Owens and Minor, Inc., McKesson Medical-Surgical Inc. and McKesson Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 14, 2006)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 3.1 for the quarter ended March 31, 2004)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K dated February 6, 2008, Exhibit 4.1)

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

4.7	Form of Global Security for the Senior Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated April 7, 2006)

4.8

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

10.7

Owens & Minor, Inc. 2003 Directors’ Compensation Plan (“Directors’ Plan”) (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.8

Resolutions of the Board of Directors of the Company amending the Deferred Fee Program under the Directors’ Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 31, 2004)

10.9

The form of agreement with directors for entering into (i) Deferred Fee Program and (ii) Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9 for the year ended December 31, 2004)*

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

10.20	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.21	Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan*

10.22

Form of Owens & Minor, Inc., Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.23

Form of Owens & Minor, Inc., Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.2, dated June 23, 2005)*

10.24	Form of Performance Accelerated Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 3, 2006)*

10.25	Form of Letter from Owens & Minor, Inc., to Craig Smith (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2005)*

10.26	Compensation Levels for Non-Employee Directors*

10.27	2007 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 22, 2006)*

10.28	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.29	2008 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 19, 2007)*

10.30

Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 13—Net Income per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2008.

OWENS & MINOR, INC.

/s/ CRAIG R. SMITH
Craig R. Smith President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 28th day of February, 2008 and in the capacities indicated:

/s/ CRAIG R. SMITH Craig R. Smith President and Chief Executive Officer	/s/ RICHARD E. FOGG Richard E. Fogg Director

/s/ JAMES L. BIERMAN James L. Bierman Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr. Director

/s/ OLWEN B. CAPE Olwen B. Cape Vice President and Controller (Principal Accounting Officer)	/s/ PETER S. REDDING Peter S. Redding Director

/s/ G. GILMER MINOR, III G. Gilmer Minor, III Chairman of the Board of Directors	/s/ JAMES E. ROGERS James E. Rogers Director

/s/ A. MARSHALL ACUFF, JR. A. Marshall Acuff, Jr. Director	/s/ ROBERT C. SLEDD Robert C. Sledd Director

/s/ J. ALFRED BROADDUS, JR. J. Alfred Broaddus, Jr. Director	/s/ JAMES E. UKROP James E. Ukrop Director

/s/ JOHN T. CROTTY John T. Crotty Director	/s/ ANNE MARIE WHITTEMORE Anne Marie Whittemore Director

Corporate Officers

Craig R. Smith (56)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with the company since 1989.

James L. Bierman (55)

Senior Vice President & Chief Financial Officer

Senior Vice President & Chief Financial Officer since June 2007. Previously, he served as Executive Vice President & Chief Financial Officer at Quintiles Transnational Corp. from 2001 to 2004. He joined Quintiles in 1998. Prior to that Mr. Bierman was a partner of Arthur Andersen LLP from 1988 to 1998.

Richard F. Bozard (60)

Vice President, Treasurer

Vice President, Treasurer since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (58)

Vice President, Controller

Vice President, Controller since 1997. Ms. Cape has been with the company since 1997.

E.V. Clarke (47)

Group Vice President, Sales & Distribution

Group Vice President, Sales & Distribution since October 2006. Previously, Mr. Clarke served as President of Acute Care for McKesson Medical-Surgical from April 2002 until September 2006, when the business was acquired by Owens & Minor.

Charles C. Colpo (50)

Senior Vice President, Operations

Senior Vice President, Operations since 1999 and Senior Vice President, Operations & Technology from April 2005 to July 2006. Mr. Colpo has been with the company since 1981.

Erika T. Davis (44)

Senior Vice President, Human Resources

Senior Vice President, Human Resources since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (56)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary since 2003. Ms. den Hartog previously served as a partner of McGuireWoods LLP from 1990 to 2003.

Hugh F. Gouldthorpe, Jr. (69)

Vice President, Quality & Communications

Vice President, Quality & Communications since 1993. Mr. Gouldthorpe has been with the company since 1986.

Richard W. Mears (47)

Senior Vice President, Chief Information Officer

Senior Vice President, Chief Information Officer since 2005. Previously, Mr. Mears was an Executive Director with Perot Systems from 2003 to 2005, and an account executive from 1998 to 2003.

Scott W. Perkins (51)

Group Vice President, Sales & Distribution

Group Vice President, Sales & Distribution since 2005. Mr. Perkins served as Senior Vice President, Sales & Distribution from January to October 2005. Prior to that, he served as Regional Vice President from March to December 2004, and as Area Vice President from 2002 to 2004. Mr. Perkins has been with Owens & Minor since 1989.

W. Marshall Simpson (39)

Senior Vice President, Sales & Marketing

Senior Vice President, Sales & Marketing since November 2007. Previously, Mr. Simpson served as Group Vice President, Sales & Distribution from October 2005 until November 2007, and as Regional Vice President from 2004 to October 2005. Prior to that, Mr. Simpson served as Operating Vice President of Corporate Accounts from 2003 until 2004, and as Operating Vice President of Business Integration from 2002 to 2003. Mr. Simpson has been with the company since 1991.

Mark A. Van Sumeren (50)

Senior Vice President, Strategic Planning & Business Development

Senior Vice President, Strategic Planning & Business Development since September 2007, and Senior Vice President Business Development since July 2006. Prior to that, Mr. Van Sumeren was Senior Vice President, OMSolutionsSM from 2003 to 2006. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003.

Numbers inside parentheses indicate age.