Form 10-Q
period 2008-03-31
OWENS & MINOR INC/VA/
filed 2008-05-08
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2008, was 41,116,551 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Revenue	$1,752,717	$1,686,199
Cost of revenue	1,565,625	1,511,538

Gross margin	187,092	174,661
Selling, general and administrative expenses	137,108	142,782
Depreciation and amortization	7,805	8,178
Other operating income and expense, net	(1,020)	(1,082)

Operating earnings	43,199	24,783
Interest expense, net	3,514	7,171

Income before income taxes	39,685	17,612
Income tax provision	15,477	6,797

Net income	$24,208	$10,815

Net income per common share – basic	$0.60	$0.27

Net income per common share – diluted	$0.59	$0.27

Cash dividends per common share	$0.20	$0.17

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$2,641	$2,129
Accounts and notes receivable, net of allowances of $27,416 and $24,912	457,345	462,392
Merchandise inventories	607,881	581,569
Other current assets	41,146	43,767

Total current assets	1,109,013	1,089,857
Property and equipment, net of accumulated depreciation of $70,951 and $67,867	74,500	76,122
Goodwill, net	271,699	271,699
Intangible assets, net	30,047	32,517
Other assets, net	51,598	44,885

Total assets	$1,536,857	$1,515,080

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$530,158	$469,102
Accrued payroll and related liabilities	17,683	18,763
Other accrued liabilities	92,696	80,599

Total current liabilities	640,537	568,464
Long-term debt	211,962	283,845
Other liabilities	49,004	48,412

Total liabilities	901,503	900,721

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 41,074 shares and 40,874 shares	82,149	81,748
Paid-in capital	166,572	161,978
Retained earnings	393,925	377,913
Accumulated other comprehensive loss	(7,292)	(7,280)

Total shareholders’ equity	635,354	614,359

Total liabilities and shareholders’ equity	$1,536,857	$1,515,080

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$24,208	$10,815
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	7,805	8,178
Provision for losses on accounts and notes receivable	5,818	6,282
Provision for LIFO reserve	10,468	4,850
Amortization of direct-response advertising costs	1,653	1,595
Deferred direct-response advertising costs	(1,866)	(2,374)
Share-based compensation expense	2,839	1,029
Changes in operating assets and liabilities:
Accounts and notes receivable	(771)	(28,383)
Merchandise inventories	(36,779)	21,936
Accounts payable	81,756	(29,487)
Net change in other current assets and liabilities	14,142	3,189
Other, net	(831)	(940)

Cash provided by (used for) operating activities	108,442	(3,310)

Investing activities
Additions to property and equipment	(2,027)	(5,421)
Additions to computer software	(2,762)	(1,670)
Acquisition of intangible assets	—	(58)
Net cash paid for acquisitions of businesses	—	(1,286)
Other, net	6	275

Cash used for investing activities	(4,783)	(8,160)

Financing activities
Cash dividends paid	(8,197)	(6,859)
Net proceeds from (payments on) revolving credit facility	(76,500)	25,300
Proceeds from exercise of stock options	1,825	1,203
Excess tax benefits related to share-based compensation	1,085	518
Decrease in drafts payable	(20,700)	(8,300)
Other, net	(660)	(546)

Cash provided by (used for) financing activities	(103,147)	11,316

Net increase (decrease) in cash and cash equivalents	512	(154)
Cash and cash equivalents at beginning of period	2,129	5,090

Cash and cash equivalents at end of period	$2,641	$4,936

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2008 and December 31, 2007, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Direct-Response Advertising Costs

The following table presents the activity in capitalized direct-response advertising costs for the three months ended March 31, 2008 and 2007:

(in thousands)	Three Months Ended
	2008	2007
Beginning, direct-response advertising costs, net	$10,469	$9,817
Deferred direct-response advertising costs	1,866	2,374
Amortization	(1,653)	(1,595)

Ending, direct-response advertising costs, net	$10,682	$10,596

Capitalized direct-response advertising costs are included in other assets, net, on the condensed consolidated balance sheets.

4.	Intangible Assets

Intangible assets at March 31, 2008 and December 31, 2007, are as follows:

(in thousands)	Customer Relationships	Other Intangibles	Total
At March 31, 2008:
Gross intangible assets	$49,281	$8,791	$58,072
Accumulated amortization	(24,182)	(3,843)	(28,025)

Net intangible assets	$25,099	$4,948	$30,047

At December 31, 2007:
Gross intangible assets	$49,281	$8,791	$58,072
Accumulated amortization	(22,119)	(3,436)	(25,555)

Net intangible assets	$27,162	$5,355	$32,517

Weighted average useful life	8 years	6 years

Amortization expense for intangible assets was $2.5 million and $3.2 million for the three months ended March 31, 2008 and 2007.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2008 – $6.6 million; 2009 – $ 5.9 million; 2010 – $ 3.6 million; 2011 – $ 2.1 million; 2012 – $ 1.5 million.

5.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months ended March 31, 2008 and 2007, are as follows:

(in thousands)	Three Months Ended March 31,
	2008	2007
Service cost	$195	$227
Interest cost	848	797
Expected return on plan assets	(490)	(459)
Amortization of prior service cost	40	40
Recognized net actuarial loss	186	192

Net periodic pension cost	$779	$797

6.	Comprehensive Income

The company’s comprehensive income for the three months ended March 31, 2008 and 2007, is shown in the table below:

(in thousands)	Three Months Ended March 31,
	2008	2007
Net income	$24,208	$10,815
Other comprehensive income – change in value of cash-flow hedge derivatives, net of tax	(13)	(13)

Comprehensive income	$24,195	$10,802

7.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Numerator:
Numerator for basic and diluted net income per common share – net income	$24,208	$10,815
Denominator:
Denominator for basic net income per common share – weighted average shares	40,581	40,008
Effect of dilutive securities – stock options and restricted stock	635	596

Denominator for diluted net income per common share – adjusted weighted average shares	41,216	40,604

Net income per common share – basic	$0.60	$0.27
Net income per common share – diluted	$0.59	$0.27

8.	Direct-to-Consumer (DTC) Distribution

For the quarters ended March 31, 2008 and 2007, the DTC distribution business contributed $25.4 million and $26.9 million of revenue, and $0.1 million of operating earnings and $1.0 million of operating losses to the company.

9.	Recently Adopted Accounting Pronouncements

Statement of Financial Accounting Standards No. (SFAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, permits the company the irrevocable option to account for most financial assets and liabilities at fair value, rather than at historical cost, with changes in the fair value recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company adopted SFAS 159 beginning in the interim period ended March 31, 2008. The adoption had no impact on the company’s financial statements, as the company did not elect this fair value option for financial assets and liabilities during this quarter.

SFAS 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the effective date of SFAS 157 was deferred to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The company adopted SFAS 157 beginning in the interim period ended March 31, 2008 for financial assets and liabilities. The adoption had no impact on the company’s financial statements for the period ended March 31, 2008.

The company’s interest rate swap agreements are recorded at fair value using observable market inputs, as defined by and in accordance with the fair value hierarchy of SFAS 157. At March 31, 2008, the fair value of interest rate swap agreements was $9.9 million. The fair value of the swap agreements is recorded in other assets, net, on the condensed consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2007. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes thereto and management’s discussion and analysis of financial condition and results of operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

First quarter of 2008 compared with first quarter of 2007

Overview. In the first quarter of 2008, the company earned net income of $24.2 million, improved from $10.8 million in the first quarter of 2007. Net income per diluted common share was $0.59 as compared with $0.27 in the first quarter of 2007. Operating earnings, which were $43.2 million in the first quarter of 2008, increased from $24.8 million in the same period of 2007. Operating earnings in the first quarter of 2007 were negatively affected by the cost of integrating the acquired acute-care distribution business of McKesson Medical-Surgical Inc. Included in operating earnings for the 2008 quarter is $0.1 million of earnings from the direct-to-consumer (DTC) distribution business. In the first quarter of 2007, the DTC business had operating losses of $1.0 million.

Revenue. Revenue in the first quarter of 2008 was $1.75 billion, a 3.9% increase, from $1.69 billion of revenue in the first quarter of 2007. In comparing quarter-to-quarter, there was a decrease of approximately $30 million of revenue from the acquired McKesson business. This decrease was offset by net new business; therefore, the net increase resulted primarily from greater sales volumes to existing customers.

The DTC business contributed $25.4 million of revenue in the first quarter of 2008, decreased from $26.9 million in the same period of 2007. The decrease was primarily due to lower Medicare reimbursement rates on respiratory supplies. There were approximately 183,000 DTC customers at the end of the first quarter 2008, as compared with 188,000 at December 31, 2007 and 177,000 at March 31, 2007. The company made no acquisitions of DTC distributors in 2007 or 2008, while it acquired five such businesses in 2006 and two in 2005.

Gross margin. Gross margin dollars in the first quarter of 2008 were $187.1 million, an increase of $12.4 million, over the first quarter 2007. As a percentage of revenue, gross margin was 10.67% in the first quarter of 2008, increased from 10.36% in the first quarter of 2007. The 31 basis point improvement was primarily the result of improved gross margin from the acquired McKesson business. Gross margins for this business improved as it transitioned to O&M systems and pricing files were brought to O&M standards. Gross margin was also positively affected by greater supplier incentives and cash discounts earned on inventory purchases in the first quarter of 2008 and by greater manufacturers’ price adjustments, partially offset by a greater reserve for last-in, first-out (LIFO) inventory valuation.

The company values inventory for its core distribution business under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been greater by 0.6% and 0.3% of revenue in the first quarters of 2008 and 2007.

Selling, general and administrative (SG&A) expenses. SG&A expense dollars in the first quarter of 2008 were $137.1 million, as compared with $142.8 million in the first quarter of 2007. SG&A expenses were 7.82% as a percentage of revenue in the first quarter of 2008, decreased from 8.47% in the same period of 2007. Expenses in the first quarter of 2007 were greater due to costs associated with the integration of the acquired McKesson business, including the conversion of the acquired customers and their contracts to O&M’s systems, and $6.7 million of transition-related fees paid to McKesson. Expenses in the first quarter of 2007 also included greater allowances for doubtful accounts of approximately $0.7 million, as the company increased allowances, primarily as a result of the acquired McKesson business. SG&A expenses in the first quarter of 2008, as compared with 2007, were positively affected by decreased selling costs of approximately $1.7 million, as the company re-aligned its selling efforts during 2007. Offsetting lesser SG&A expenses in the first quarter of 2008 were approximately $1.0 million of greater fuel costs and $1.8 million of greater share-based compensation expense. The increase in share-based compensation expense is primarily due to the timing of certain awards.

Depreciation and amortization expense. Depreciation and amortization expense decreased $0.4 million to $7.8 million in the first quarter of 2008, from $8.2 million in the first quarter of 2007. Amortization of intangible assets was $0.7 million less in the first quarter of 2008, as compared with the same period of 2007, due to: (i) the adjustment to the McKesson acquired intangibles that occurred in the third quarter of 2007, as the accounting for the purchase transaction was finalized, and (ii) lower amortization expense for acquired intangibles in the DTC business, which are amortized at rates that decline during the amortization period. There were no acquisitions of intangible assets in the DTC business in 2007 or in the first quarter of 2008. This decrease in amortization was partially offset by greater depreciation from capital additions made to facilitate the growth in the healthcare provider business.

Interest expense, net. Net interest expense was $3.5 million in the first quarter of 2008, as compared with $7.2 million in the first quarter of 2007. Decreased interest expense in the first quarter of 2008 was primarily due to lower balances outstanding under the company’s revolving credit agreement, as the company significantly reduced borrowings under this facility since the first quarter of 2007. Borrowings under this facility partially funded the purchase of the McKesson business and its related working capital needs. Interest expense quarter-over-quarter also benefited from lower interest rates.

Income taxes. The provision for income taxes was $15.5 million in the first quarter of 2008, as compared with $6.8 million in the same period of 2007, representing an effective rate of 39.0% for the first quarter of 2008, compared to 38.6% for the same quarter in 2007. The lower effective rate in 2007 was primarily due to adjustments to the company’s liability for unrecognized tax benefits for resolution of outstanding tax issues.

Financial Condition, Liquidity and Capital Resources

Liquidity. In the first quarter of 2008, cash and cash equivalents increased by $0.5 million to $2.6 million at March 31, 2008. In the first quarter of 2008, the company generated $108.4 million of cash from operations, compared with the use of $3.3 million of cash from operations in the same period of 2007. Cash from operations in the first quarter of 2008 was positively affected by the timing of payments for inventory, while negatively affected by greater inventory levels. Cash from operations in the first quarter of 2007 was negatively affected by increases in accounts receivable and the timing of payments for inventory, while positively affected by inventory levels. Cash used for investing activities was $4.8 million in the first quarter of 2008 and $8.2 million in the first quarter of 2007. Capital expenditures in the first quarter of 2007 were made to accommodate the acquired McKesson business. Financing activities used $103.1 million of cash in the first quarter of 2008, primarily to reduce the company’s revolving credit facility by $76.5 million and drafts payable by $20.7 million. Financing activities provided $11.3 million in the first quarter of 2007, primarily from borrowings under the company’s revolving credit facility to fund the working capital needs of the acquired McKesson business. Cash used to pay dividends was $8.2 million and $6.9 million in the first quarters ended March 31, 2008 and 2007, as the company paid a dividend per share of $0.20 in the first quarter of 2008, increased from $0.17 per share in the same quarter of 2007. Accounts receivable days sales outstanding (DSO) at March 31, 2008, were 23.7 days, decreased from 30.0 days at March 31, 2007, based on three months’ sales. Inventory turnover was 10.6 in the first quarter of 2008, increased from 9.2 in the first quarter of 2007. DSO and inventory turnover in the first quarter 2007 were negatively affected by the transition of the acquired McKesson business. As a result of these positive asset management trends, long-term debt at March 31, 2008, was $212.0 million, decreased from $283.8 million at December 31, 2007 and $458.0 million at March 31, 2007.

The company has a $350 million revolving credit facility. The interest rate on the facility is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating.

The company has $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semiannually. In conjunction with the senior notes, the company is a party to interest rate swap agreements, under which the company pays counterparties a variable rate based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At March 31, 2008, the company had $339.3 million of available credit under its revolving credit facility. Based on the company’s leverage ratio at March 31, 2008, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will be LIBOR plus 50.0 basis points at the next adjustment date.

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

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and its revolving credit facility. As of March 31, 2008, the company had $100 million of interest rate swaps under which the company pays counterparties a variable rate based on LIBOR and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had zero outstanding borrowings under its revolving credit facility at March 31, 2008. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Through March 31, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Through March 31, 2008, there have been no material changes in any risk factors reported in such Annual Report.

Item 6.	Exhibits.

(a)	Exhibits

3.1	Amendments to the Company’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Appendices B and C of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 14, 2008).

10.1	Form of Owens & Minor, Inc. Performance Share Award Agreement Under 2005 Stock Incentive Plan.

10.2	Form of Owens & Minor, Inc. Restricted Stock Agreement Under 2005 Stock Incentive Plan.

10.3	Form of Owens & Minor, Inc. Director Restricted Stock Agreement Under 2005 Stock Incentive Plan.

10.4	Resolutions of the Board of Directors of the Company amending the 2005 Stock Incentive Plan.

10.5	Resolutions of the Board of Directors of the Company amending the 1998 Directors’ Compensation Plan.

10.6	Resolutions of the Board of Directors of the Company amending the 2003 Directors’ Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date May 8, 2008	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date May 8, 2008	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date May 8, 2008	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
3.1	Amendments to the Company’s Amended and Restated Articles of Incorporation (incorporated herein by reference to Appendices B and C of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 14, 2008).

10.1	Form of Owens & Minor, Inc. Performance Share Award Agreement Under 2005 Stock Incentive Plan.

10.2	Form of Owens & Minor, Inc. Restricted Stock Agreement Under 2005 Stock Incentive Plan.

10.3	Form of Owens & Minor, Inc. Director Restricted Stock Agreement Under 2005 Stock Incentive Plan.

10.4	Resolutions of the Board of Directors of the Company amending the 2005 Stock Incentive Plan.

10.5	Resolutions of the Board of Directors of the Company amending the 1998 Directors’ Compensation Plan.

10.6	Resolutions of the Board of Directors of the Company amending the 2003 Directors’ Compensation Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.