Form 10-Q
period 2008-06-30
OWENS & MINOR INC/VA/
filed 2008-08-07
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2008, was 41,344,042 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$1,794,915	$1,679,044	$3,547,632	$3,365,243
Cost of revenue	1,604,728	1,502,181	3,170,353	3,013,719

Gross margin	190,187	176,863	377,279	351,524
Selling, general and administrative expenses	141,546	133,456	278,654	276,238
Depreciation and amortization	7,791	8,088	15,596	16,266
Other operating income and expense, net	(948)	(1,388)	(1,968)	(2,470)

Operating earnings	41,798	36,707	84,997	61,490
Interest expense, net	2,826	6,613	6,339	13,784

Income before income taxes	38,972	30,094	78,658	47,706
Income tax provision	15,340	11,828	30,817	18,625

Net income	$23,632	$18,266	$47,841	$29,081

Net income per common share – basic	$0.58	$0.45	$1.18	$0.73

Net income per common share – diluted	$0.57	$0.45	$1.16	$0.71

Cash dividends per common share	$0.20	$0.17	$0.40	$0.34

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$4,932	$2,129
Accounts and notes receivable, net of allowances of $28,701 and $24,912	474,248	462,392
Merchandise inventories	632,877	581,569
Other current assets	54,416	43,767

Total current assets	1,166,473	1,089,857
Property and equipment, net of accumulated depreciation of $73,182 and $67,868	72,875	76,122
Goodwill, net	271,699	271,699
Intangible assets, net	27,625	32,517
Other assets, net	47,509	44,885

Total assets	$1,586,181	$1,515,080

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$555,791	$469,102
Accrued payroll and related liabilities	21,668	18,763
Other accrued liabilities	78,289	80,599

Total current liabilities	655,748	568,464
Long-term debt, excluding current portion	221,081	283,845
Other liabilities	50,037	48,412

Total liabilities	926,866	900,721

Shareholders’ equity
Preferred stock, par value $100 per share; authorized - 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding – 41,373 shares and 40,874 shares	82,745	81,748
Paid-in capital	174,533	161,978
Retained earnings	409,293	377,913
Accumulated other comprehensive loss	(7,256)	(7,280)

Total shareholders’ equity	659,315	614,359

Total liabilities and shareholders’ equity	$1,586,181	$1,515,080

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$47,841	$29,081
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,596	16,266
Provision for losses on accounts and notes receivable	10,827	10,503
Provision for LIFO reserve	10,468	5,900
Amortization of direct-response advertising	3,409	3,501
Deferred direct-response advertising costs	(4,769)	(4,391)
Share-based compensation expense	4,879	3,804
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,683)	13,179
Merchandise inventories	(61,776)	26,591
Accounts payable	82,989	1,838
Net change in other current assets and liabilities	(9,313)	(19,110)
Other, net	1,495	(776)

Cash provided by operating activities	78,963	86,386

Investing activities
Additions to property and equipment	(3,765)	(8,207)
Additions to computer software	(5,895)	(4,842)
Acquisition of intangible assets	—	(58)
Net cash paid for acquisitions of businesses	—	(2,410)
Other, net	8	375

Cash used for investing activities	(9,652)	(15,142)

Financing activities
Cash dividends paid	(16,461)	(13,766)
Net payments on revolving credit facility	(62,200)	(59,800)
Proceeds from exercise of stock options	7,226	4,668
Excess tax benefits related to share-based compensation	2,454	2,076
Increase (decrease) in drafts payable	3,700	(4,000)
Other, net	(1,227)	(1,104)

Cash used for financing activities	(66,508)	(71,926)

Net increase (decrease) in cash and cash equivalents	2,803	(682)
Cash and cash equivalents at beginning of period	2,129	5,090

Cash and cash equivalents at end of period	$4,932	$4,408

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2008 and December 31, 2007, and the consolidated results of operations for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Direct-Response Advertising Costs

The following table presents the activity in capitalized direct-response advertising costs for the three and six months ended June 30, 2008 and 2007:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning, direct-response advertising costs, net	$10,682	$10,596	$10,469	$9,817
Deferred direct-response advertising costs	2,903	2,017	4,769	4,391
Amortization	(1,756)	(1,906)	(3,409)	(3,501)

Ending, direct-response advertising costs, net	$11,829	$10,707	$11,829	$10,707

4.	Intangible Assets

Intangible assets at June 30, 2008 and December 31, 2007, are as follows:

(in thousands)	Customer Relationships	Other Intangibles	Total
At June 30, 2008:
Gross intangible assets	$49,281	$8,791	$58,072
Accumulated amortization	(26,198)	(4,249)	(30,447)

Net intangible assets	$23,083	$4,542	$27,625

At December 31, 2007:
Gross intangible assets	$49,281	$8,791	$58,072
Accumulated amortization	(22,119)	(3,436)	(25,555)

Net intangible assets	$27,162	$5,355	$32,517

Weighted average useful life	8 years	6 years

Amortization expense for intangible assets was $2.4 million and $3.2 million for the three months ended June 30, 2008 and 2007, and $4.9 million and $6.3 million for the six months ended June 30, 2008 and 2007.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2008 – $4.2 million; 2009—$5.9 million; 2010—$3.6 million; 2011—$2.1 million; 2012—$1.5 million.

5.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and six months ended June 30, 2008 and 2007, are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$398	$197	$617	$424
Interest cost	861	776	1,709	1,573
Expected return on plan assets	(490)	(422)	(980)	(881)
Amortization of prior service cost	38	39	78	79
Recognized net actuarial loss	204	187	385	379

Net periodic pension cost	$1,011	$777	$1,809	$1,574

6.	Comprehensive Income

The company’s comprehensive income for the three and six months ended June 30, 2008 and 2007, is shown in the table below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$23,632	$18,266	$47,841	$29,081
Other comprehensive loss – change in value of cash-flow hedge derivatives, net of tax	(11)	(12)	(23)	(25)
Other comprehensive income – adjustments related to pension benefit plans, net of tax	47	—	47	—

Comprehensive income	$23,668	$18,254	$47,865	$29,056

7.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator: Numerator for basic and diluted net income per common share – net income	$23,632	$18,266	$47,841	$29,081
Denominator:
Denominator for basic net income per common share – weighted average shares	40,754	40,213	40,677	40,111
Effect of dilutive securities – stock options and restricted stock	695	550	686	599

Denominator for diluted net income per common share – adjusted weighted average shares	41,449	40,763	41,363	40,710

Net income per common share – basic	$0.58	$0.45	$1.18	$0.73
Net income per common share – diluted	$0.57	$0.45	$1.16	$0.71

8.	Direct-to-Consumer (DTC) Distribution Business

For the three months ended June 30, 2008 and 2007, the DTC distribution business contributed $23.7 million and $27.9 million of revenue, and $1.5 million of operating losses and $2.3 million of operating earnings to the company. For the six months ended June 30, 2008 and 2007, the DTC distribution business contributed $49.1 million and $54.9 million of revenue, and $1.4 million of operating losses and $1.3 million of operating earnings to the company.

9.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the effective date of SFAS 157 was deferred to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The company adopted SFAS 157 beginning in the interim period ended March 31, 2008, for financial assets and liabilities. The adoption had no impact on the company’s financial statements for the periods presented herein. The company is evaluating the impact of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the company’s financial position and results of operations.

The company’s interest rate swap agreements are recorded at fair value using observable market inputs (Level 2), as defined by, and in accordance with, the fair value hierarchy of SFAS 157. At June 30, 2008, the fair value of interest rate swap agreements was $4.9 million. The fair value of the swap agreements is recorded in other assets, net, on the condensed consolidated balance sheet.

The company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. This statement permits the company the irrevocable option to account for most financial assets and financial liabilities at fair value, rather than at historical cost, with changes in the fair value recognized in earnings. The adoption had no impact on the company’s consolidated financial statements for the three and six months ended June 30, 2008, as the company has not elected the fair value option for any of its financial assets or financial liabilities.

The company adopted Emerging Issues Task Force Issue No. (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, as of January 1, 2008 on a prospective basis. EITF 06-11 requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. The impact of EITF 06-11 on the three and six months ended June 30, 2008 was not material.

In March 2008, SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, was issued. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for the company in the first quarter of 2009 and the impact to the company’s consolidated financial statements will be limited to changes in disclosures.

In April 2008, FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, was issued, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, with prospective application to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 is not expected to have a material impact on the company’s consolidated financial statements.

In May 2008, SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of FASB Concept Statements fully authoritative. The effective date for SFAS 162 is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 is not expected to have an impact on the company’s consolidated financial statements.

In June 2008, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The company is evaluating the impact of this pronouncement on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2007. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the condensed consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Second quarter and first six months of 2008 compared with 2007

Overview. In the second quarter and first six months of 2008, the company earned net income of $23.6 million and $47.8 million, improved from $18.3 million and $29.1 million in the comparable periods of 2007. Net income per diluted common share was $0.57 for the second quarter and $1.16 for the first six months of 2008, increased from $0.45 and $0.71 in the comparable periods of 2007. Operating earnings, which were $41.8 million, or 2.33% of revenue, in the second quarter of 2008, increased from $36.7 million, or 2.19% of revenue, in the second quarter of 2007. In the first six months of 2008, operating earnings were $85.0 million, or 2.40% of revenue, also increased from operating earnings in the first six months of 2007, which were $61.5 million, or 1.83% of revenue. Operating earnings in the first six months of 2007 were negatively affected by the cost of integrating the acquired acute-care distribution business of McKesson Medical-Surgical Inc.

Included in operating earnings for the second quarter and first six months of 2008 are $1.5 million and $1.4 million of operating losses from the direct-to-consumer (DTC) distribution business. In the comparable periods of 2007, the DTC distribution business had operating earnings of $2.3 million and $1.3 million.

Revenue. Revenue increased 6.9%, or $115.9 million, to $1.79 billion in the second quarter of 2008, from $1.68 billion in the second quarter of 2007. For the first six months of 2008, revenue increased 5.4%, or $182.4 million, from the comparable period in 2007. In comparing the second quarter of 2008 to the same period of 2007, the increase resulted primarily from greater sales to existing customers. In comparing the six-month period ended June 30, 2008 to the same period ended June 30, 2007, there was a decrease in revenue of approximately $47 million from the acquired McKesson business. Mitigating this decrease was net new business and greater sales to existing customers. The DTC distribution business contributed $23.7 million and $49.1 million of revenue in the second quarter and first six months of 2008, as compared with $27.9 million and $54.9 million in the comparable periods of 2007. The decline in revenue of the DTC distribution business is primarily due to lower Medicare reimbursements for certain respiratory products, higher contractual allowances, adjusted based on historical payment trends, and a slightly lower patient count. There were approximately 182,000 DTC customers at June 30, 2008, as compared with 185,000 at June 30, 2007. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, will reduce reimbursement rates for certain items included in Medicare’s competitive bidding program that are offered by the DTC distribution business. For these products, reimbursement rates will be reduced by 9.5% nationwide beginning January 1, 2009. The competitive bidding program, which was delayed pursuant to this Act, is expected to result in new contracts for these items in 18 to 24 months from the enactment date of this Act.

Gross margin. Gross margin dollars were $190.2 million and $377.3 million in the second quarter and first six months of 2008. For the same periods of 2007, gross margin dollars were $176.9 million and $351.5 million. As a percentage of revenue, gross margin was 10.60% and 10.63% for the second quarter and first six months of 2008, as compared with 10.53% and 10.45% for the same periods of 2007. In comparing quarter-to-quarter, the 7 basis point gross margin improvement was primarily due to additional sales of value-added programs and services, including an approximate 40% increase in revenue from higher margin MediChoice® products, the company’s private-label brand of select medical/surgical products. In comparing the first six months of 2008 to the same period of 2007, gross margin as a percent of revenue increased 18 basis points. This increase resulted from: (i) improved gross margin from the acquired McKesson business as this business transitioned to O&M systems; (ii) additional sales of programs and services; (iii) greater supplier incentives; and (iv) greater manufacturer’s price adjustments, which were partially offset by an increase in the reserve for last-in, first-out (LIFO) inventory valuation.

The company values inventory for its healthcare provider distribution business under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been 0.30% greater in the first six months of 2008 and 0.12% greater in the first six months of 2007.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $141.5 million and $278.7 million for the second quarter and first six months of 2008, as compared with $133.5 million and $276.2 million in the comparable periods of 2007. As a percentage of revenue, SG&A expense was 7.89% in the second quarter and 7.85% in the first six months of 2008, improved from 7.95% and 8.21% in the comparable periods of 2007. In comparing the second quarter of 2008 to the same period of 2007, fuel costs were greater by approximately $1.3 million and incentive compensation expense, including equity-based compensation, was greater by approximately $3.1 million. In comparing the first six-month period of 2008 to the same period of 2007, SG&A expense as a percentage of revenue improved as a result of costs associated with the integration of the acquired McKesson business that were included in 2007, including $6.7 million in service fees paid to McKesson for operational support during the transition period. Additionally, in the first six-month period of 2008, fuel costs were greater by approximately $2.2 million and incentive compensation expense, including equity-based compensation, was greater by approximately $8.4 million than in the same period of 2007. The increase in incentive compensation expense reflects improved achievement against certain performance-based measures, as well as the impact of an increase in the price of the company’s common stock. These expense increases were offset by a decrease in selling costs of $1.7 million in the first six months of 2008 and by the company leveraging its infrastructure over greater sales.

Depreciation and amortization expense for the second quarter and first six months of 2008 was $7.8 million and $15.6 million, a slight decrease from $8.1 million and $16.3 million in the comparable periods of 2007. Amortization of intangible assets was $0.7 million and $1.4 million less in the second quarter and first six months of 2008 compared to the same periods of 2007, due to the accounting for the McKesson purchase transaction being finalized, and lower amortization expense for acquired intangibles in the DTC distribution business, which are amortized at rates that decline during the amortization period. There were no acquisitions of intangible assets in the DTC distribution business in 2007 or in the first six months of 2008. This decrease in amortization was partially offset by greater depreciation from capital additions made to facilitate the growth in the healthcare provider business.

Interest expense, net. Net interest expense was $2.8 million for the second quarter and $6.3 million for the first half of 2008, a decrease from $6.6 million for the second quarter and from $13.8 million for the first half of 2007. Decreased interest expense in the 2008 periods was primarily due to lower balances outstanding under the company’s revolving credit agreement, as the company has significantly reduced borrowings under this facility since the second quarter of 2007. Interest expense also decreased in the 2008 periods due to a more favorable interest rate environment. In the first six months of 2008, the company’s effective interest rate was 6.4% on average borrowings of approximately $210 million, compared to 6.9% on average borrowings of approximately $420 million in the first six months of 2007. Under the company’s interest rate swap agreements related to the company’s senior notes, the counterparties pay the company a fixed interest rate of 6.35%, and the company pays counterparties variable rates based on the London Interbank Offered Rate (LIBOR) which reset every six months in April and October. At the last reset date, the average rate decreased by 250 basis points to 3.75%.

Income taxes. The provision for income taxes was $15.3 million and $30.8 million in the second quarter and first six months of 2008, compared to $11.8 million and $18.6 million in the same periods of 2007. The effective tax rate was 39.4% and 39.2% for the second quarter and first half of 2008, compared to 39.3% and 39.0% in the same periods of 2007. The slightly lower effective rates in 2007 were primarily due to adjustments to the company’s liability for unrecognized tax benefits for resolution of outstanding tax issues.

Financial Condition, Liquidity and Capital Resources

Liquidity. In the first six months of 2008, cash and cash equivalents increased by $2.8 million to $4.9 million at June 30, 2008. In the first half of 2008, the company generated $79.0 million of cash flow from operations, compared with $86.4 million in the first half of 2007. Cash flows in the first six months of 2008 were negatively affected by increases in accounts receivable and inventories, while cash flows in the first six months of 2007 were positively affected by decreases in both of these items. Cash flows in the first six months of 2008 were positively affected by the timing of payments for inventory. Cash used for investing activities decreased to $9.7 million in the first half of 2008 from $15.1 million in the first half of 2007, primarily due to greater capital expenditures in 2007 to accommodate the acquired McKesson business. Capital expenditures were $9.7 million in the first six months of 2008, compared to $13.0 million in the same period of 2007. Financing activities used $66.5 million of cash in the first six months of 2008, and $71.9 million in the first six months of 2007. In both periods, cash was used primarily to reduce the company’s revolving credit facility and to pay dividends. Cash used to pay dividends was $16.5 million in the first six months of 2008, increased from $13.8 million in the same period of 2007, as the company paid a dividend per share of $0.40 in the first half of 2008 as compared with $0.34 per share in the first half of 2007.

Accounts receivable days sales outstanding (DSO) at June 30, 2008, were 24.0 days, improved from 24.3 days at December 31, 2007, and 27.9 days at June 30, 2007, based on three month’s sales. Inventory turnover was 10.4 in the second quarter of 2008, 10.6 in the fourth quarter of 2007 and 9.4 in the second quarter of 2007. Positive asset management trends from the second quarter of 2007 resulted as the company began to realize operational improvements after completing its transition of the acquired McKesson business.

The company has a $350 million revolving credit facility. The interest rate on the facility is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio, as defined by the credit agreement. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating. In July 2008, the credit agreement was amended to improve the company’s flexibility by changing certain restrictions and by releasing certain guarantors.

The company has $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semiannually. In conjunction with the senior notes, the company is a party to interest rate swap agreements, under which the company pays counterparties variable rates based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness under the provisions of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. At June 30, 2008, the company had $325 million of available credit under its revolving credit facility. Based on the company’s leverage ratio at June 30, 2008, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will be LIBOR plus 50 basis points at the next adjustment date.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see note 9 in the Notes to Condensed Consolidated Financial Statements.

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

The company is exposed to market risk from changes in interest rates related to its interest rate swaps and its revolving credit facility. As of June 30, 2008, the company had $100 million of interest rate swaps under which the company pays counterparties variable rates based on LIBOR, and the counterparties pay the company a fixed interest rate of 6.35% on a notional amount of $100 million. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $1.0 million per year in connection with the swaps. The company had $25.0 million of outstanding borrowings and letters of credit under its revolving credit facility at June 30, 2008. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Through June 30, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Through June 30, 2008, there have been no material changes in any risk factors reported in such Annual Report.

Item 4.	Submission of Matters to a Vote of Shareholders

The following matters were submitted to a vote of O&M’s shareholders at its annual meeting held on April 25, 2008, with the voting results designated below for each such matter:

(1)	Election of G. Gilmer Minor, III, J. Alfred Broaddus, Jr., Eddie N. Moore, Jr., Peter S. Redding, Robert C. Sledd and Craig R. Smith as directors of O&M for a two-year term.

Directors	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
G. Gilmer Minor, III	37,349,081	535,047	0	0
J. Alfred Broaddus, Jr.	37,671,832	212,296	0	0
Eddie N. Moore, Jr.	37,672,233	211,895	0	0
Peter S. Redding	37,672,979	211,150	0	0
Robert C. Sledd	37,673,420	210,709	0	0
Craig R. Smith	37,361,957	522,171	0	0

(2)	A resolution to amend the Company’s Amended and Restated Articles of Incorporation to declassify the Board of Directors.

Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
37,389,579	77,155	17,392	0

(3)	A resolution to amend the Company’s Amended and Restated Articles of Incorporation to eliminate provisions authorizing the Series B Cumulative Preferred Stock.

Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
34,890,323	26,105	9,319	2,958,380

(4)	Ratification of the appointment of KPMG LLP as O&M’s independent registered public accountants for 2008.

Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
37,795,050	81,263	7,813	0

Item 6.	Exhibits.

(a)	Exhibits

3.1	Owens & Minor, Inc. Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008).

4.1	Form of Third Amendment and Consent to Amended and Restated Credit Agreement dated as of July 14, 2008 by and among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc., the Company, certain subsidiaries of the Company, the banks identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated July 18, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date	August 7, 2008	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date	August 7, 2008	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President &
Chief Financial Officer

Date	August 7, 2008	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller
Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
3.1	Owens & Minor, Inc. Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008).

4.1	Form of Third Amendment and Consent to Amended and Restated Credit Agreement dated as of July 14, 2008 by and among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc., the Company, certain subsidiaries of the Company, the banks identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated July 18, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.