Form 10-Q/A
period 2008-06-30
OWENS & MINOR INC/VA/
filed 2008-09-09
CIK 75252

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as originally filed with the Securities and Exchange Commission on August 7, 2008 (the “Original Form 10-Q”), of Owens & Minor, Inc. (the “Company”). The Company is filing this Amendment No. 1 to correct an inadvertent omission of language in the introductory language to paragraph 4 of the certifications made pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Original Form 10-Q.

Except for the foregoing amended information, this Amendment No. 1 on Form 10-Q/A continues to speak as of the date of the original filing, and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date. Other events occurring after the date of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in reports filed with the SEC that address financial reporting periods subsequent to the quarter ended June 30, 2008.

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