Form 10-Q
period 2008-09-30
OWENS & MINOR INC/VA/
filed 2008-11-06
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2008, was 41,376,591 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$1,810,468	$1,686,744	$5,358,100	$5,051,987
Cost of revenue	1,616,752	1,508,487	4,787,104	4,522,206

Gross margin	193,716	178,257	570,996	529,781
Selling, general and administrative expenses	140,983	131,365	419,637	407,603
Depreciation and amortization	7,774	7,654	23,370	23,920
Other operating income and expense, net	(1,243)	(1,704)	(3,210)	(4,174)

Operating earnings	46,202	40,942	131,199	102,432
Interest expense, net	6,268	5,418	12,607	19,202

Income before income taxes	39,934	35,524	118,592	83,230
Income tax provision	14,650	14,348	45,468	32,973

Net income	$25,284	$21,176	$73,124	$50,257

Net income per common share – basic	$0.62	$0.53	$1.79	$1.25

Net income per common share – diluted	$0.61	$0.52	$1.76	$1.23

Cash dividends per common share	$0.20	$0.17	$0.60	$0.51

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$25,741	$10,395
Accounts and notes receivable, net of allowances of $31,480 and $24,912	468,304	462,392
Merchandise inventories	609,327	581,569
Other current assets	49,746	43,767

Total current assets	1,153,118	1,098,123
Property and equipment, net of accumulated depreciation of $75,656 and $67,868	78,064	76,122
Goodwill, net	271,699	271,699
Intangible assets, net	25,473	32,517
Other assets, net	43,677	44,885

Total assets	$1,572,031	$1,523,346

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$521,428	$477,368
Accrued payroll and related liabilities	32,766	18,763
Other accrued liabilities	81,884	80,599

Total current liabilities	636,078	576,730
Long-term debt, excluding current portion	208,832	283,845
Other liabilities	47,708	48,412

Total liabilities	892,618	908,987

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares Series A; Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 41,404 shares and 40,874 shares	82,808	81,748
Paid-in capital	177,192	161,978
Retained earnings	426,305	377,913
Accumulated other comprehensive loss	(6,892)	(7,280)

Total shareholders’ equity	679,413	614,359

Total liabilities and shareholders’ equity	$1,572,031	$1,523,346

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$73,124	$50,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,370	23,920
Provision for losses on accounts and notes receivable	16,407	14,497
Provision for LIFO reserve	10,468	7,500
Amortization of direct-response advertising	5,333	5,198
Deferred direct-response advertising costs	(7,927)	(6,402)
Share-based compensation expense	6,369	5,167
Loss on interest rate swaps	3,141	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(22,319)	15,935
Merchandise inventories	(38,226)	61,315
Accounts payable	43,426	9,630
Net change in other current assets and liabilities	9,106	16,705
Other, net	1,291	(1,679)

Cash provided by operating activities	123,563	202,043

Investing activities
Additions to property and equipment	(12,766)	(13,535)
Additions to computer software	(7,439)	(6,875)
Acquisition of intangible assets	—	18
Net cash received related to acquisitions of businesses	—	14,133
Other, net	8	395

Cash used for investing activities	(20,197)	(5,864)

Financing activities
Cash dividends paid	(24,733)	(20,690)
Net payments on revolving credit facility	(76,908)	(200,800)
Proceeds from exercise of stock options	8,140	7,379
Excess tax benefits related to share-based compensation	2,963	2,892
Increase in drafts payable	634	17,662
Proceeds from termination of interest rate swaps	3,795	—
Other, net	(1,911)	(1,750)

Cash used for financing activities	(88,020)	(195,307)

Net increase in cash and cash equivalents	15,346	872
Cash and cash equivalents at beginning of period	10,395	7,990

Cash and cash equivalents at end of period	$25,741	$8,862

Supplemental disclosure of cash flow information
Income taxes paid, net	$53,583	$12,066
Interest paid	$7,119	$16,647

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2008, and December 31, 2007, and the consolidated results of operations for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2008 and 2007, in conformity with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

During the third quarter of 2008, the company identified errors in its previously filed condensed consolidated balance sheets as of December 31, 2007 and 2006 and condensed consolidated statement of cash flows for the nine months ended September 30, 2007. The errors were considered immaterial; however, the company has revised the balance sheet as of December 31, 2007, and the statement of cash flows for the nine months ended September 30, 2007, included in this filing. The errors were the result of the company incorrectly classifying bank overdrafts of $8.3 million and $2.9 million as of December 31, 2007 and 2006, respectively, in cash and cash equivalents rather than in accounts payable, and the company incorrectly classifying an increase in bank overdrafts of $2.3 million for the nine months ended September 30, 2007, as a change in cash and cash equivalents rather than as a change in drafts payable in cash used for financing activities. The correction of these errors did not impact previously reported net income, shareholders’ equity, net income per share or cash flows provided by operating activities for any of the periods presented.

2.	Interim Results of Operations

The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

3.	Direct-Response Advertising Costs

The following table presents the activity in capitalized direct-response advertising costs for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning, direct-response advertising costs, net	$11,829	$10,707	$10,469	$9,817
Deferred direct-response advertising costs	3,157	2,011	7,927	6,402
Amortization	(1,923)	(1,697)	(5,333)	(5,198)

Ending, direct-response advertising costs, net	$13,063	$11,021	$13,063	$11,021

4.	Intangible Assets

Intangible assets at September 30, 2008 and December 31, 2007, are as follows:

	Customer Relationships	Other Intangibles	Total
At September 30, 2008:
Gross intangible assets	$49,281	$8,791	$58,072
Accumulated amortization	(27,944)	(4,655)	(32,599)

Net intangible assets	$21,337	$4,136	$25,473

At December 31, 2007:
Gross intangible assets	$49,281	$8,791	$58,072
Accumulated amortization	(22,119)	(3,436)	(25,555)

Net intangible assets	$27,162	$5,355	$32,517

Weighted average useful life	8 years	6 years

Amortization expense for intangible assets was $2.2 million and $2.6 million for the three months ended September 30, 2008 and 2007, and $7.0 million and $8.9 million for the nine months ended September 30, 2008 and 2007.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2008 – $2.0 million; 2009 – $5.9 million; 2010 – $3.6 million; 2011 – $2.1 million; 2012 – $1.5 million.

5.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and nine months ended September 30, 2008 and 2007, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$308	$211	$925	$635
Interest cost	853	788	2,562	2,361
Expected return on plan assets	(490)	(440)	(1,470)	(1,321)
Amortization of prior service cost	40	39	118	118
Recognized net actuarial loss	193	189	578	569

Net periodic pension cost	$904	$787	$2,713	$2,362

6.	Debt

The company had a $350 million revolving credit facility as of September 30, 2008 and December 31, 2007. In July 2008, this facility was amended to change certain restrictions and to release certain guarantors. On October 1, 2008, Lehman Brothers, Inc. defaulted on its commitment under the revolving credit facility, thereby decreasing the company’s total borrowing capacity to $306 million.

7.	Derivative Financial Instruments

During the three- and nine-month periods ended September 2008 and 2007, the company held interest rate swaps related to a portion of the company’s $200 million fixed-rate debt (Senior Notes).

The swaps were designated as a fair value hedge of the Senior Notes. Accordingly, no net gains or losses were recorded on the statement of income related to the company’s underlying debt and interest rate swap agreements. The fair value of the swaps was determined using observable market inputs (Level 2), as defined by, and in accordance with, the fair value hierarchy of Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements.

During the third quarter of 2008, Lehman Brothers Holdings Inc., guarantor of one of the swaps, declared bankruptcy. The company determined at that date that the swaps were no longer expected to be effective in offsetting interest rate risk. The company discontinued accounting for the swaps as a fair value hedge as of that date. The company terminated the swaps in September 2008 and received proceeds of $3.8 million, plus accrued interest of $0.9 million. The company realized a loss of $3.1 million, included in interest expense, net, in the third quarter of 2008. This loss represents the difference between the fair value of the swaps as of the date that hedge accounting was discontinued and the proceeds received on the termination of the swaps. The fair value adjustment of $6.9 million to the carrying value of the related debt, recorded prior to the discontinuance of hedge accounting, is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

8.	Comprehensive Income

The company’s comprehensive income for the three and nine months ended September 30, 2008 and 2007, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$25,284	$21,176	$73,124	$50,257
Other comprehensive income – adjustments related to retirement benefit plans, net of tax	376	72	424	72
Reclassification of gain on cash-flow hedge derivatives, net of tax	(13)	(12)	(38)	(37)

Comprehensive income	$25,647	$21,236	$73,510	$50,292

9.	Net Income per Common Share

The following sets forth the computation of basic and diluted net income per common share:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted net income per common share – net income	$25,284	$21,176	$73,124	$50,257
Denominator:
Denominator for basic net income per common share – weighted average shares	40,860	40,318	40,744	40,180
Effect of dilutive securities – stock options and restricted stock	684	636	692	690

Denominator for diluted net income per common share – adjusted weighted average shares	41,544	40,954	41,436	40,870

Net income per common share – basic	$0.62	$0.53	$1.79	$1.25
Net income per common share – diluted	$0.61	$0.52	$1.76	$1.23

10.	Direct-to-Consumer (DTC) Distribution Business

The following sets forth the amounts contributed by the DTC distribution business for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$23,610	$26,588	$72,710	$81,474
Operating (losses) earnings	$(338)	$1,200	$(1,767)	$2,477
Intercompany expense included in operating (losses) earnings	$284	$399	$818	$1,222

11.	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc., on a combined basis; the guarantors of Owens & Minor, Inc.’s Senior Notes; and the non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

For the three months ended September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,786,858	$23,610	$—	$1,810,468
Cost of revenue	—	1,608,110	8,642	—	1,616,752

Gross margin	—	178,748	14,968	—	193,716
Selling, general and administrative expenses	32	127,751	13,200	—	140,983
Depreciation and amortization	—	5,668	2,106	—	7,774
Other operating income and expense, net	—	(1,243)	—	—	(1,243)

Operating earnings (loss)	(32)	46,572	(338)	—	46,202
Interest expense, net	2,069	3,595	604	—	6,268

Income (loss) before income taxes	(2,101)	42,977	(942)	—	39,934
Income tax provision (benefit)	(814)	15,801	(337)	—	14,650

Net income (loss)	$(1,287)	$27,176	$(605)	$—	$25,284

Condensed Consolidating Financial Information

For the three months ended September 30, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$1,660,156	$26,588	$—	$1,686,744
Cost of revenue	—	1,499,142	9,345	—	1,508,487

Gross margin	—	161,014	17,243	—	178,257
Selling, general and administrative expenses	(6)	118,016	13,355	—	131,365
Depreciation and amortization	—	4,966	2,688	—	7,654
Other operating income and expense, net	—	(1,704)	—	—	(1,704)

Operating earnings	6	39,736	1,200	—	40,942
Interest (income) expense, net	(39)	4,903	554	—	5,418

Income before income taxes	45	34,833	646	—	35,524
Income tax provision	17	14,078	253	—	14,348

Net income	$28	$20,755	$393	$—	$21,176

Condensed Consolidating Financial Information

For the nine months ended September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$5,285,390	$72,710	$—	$5,358,100
Cost of revenue	—	4,761,085	26,019	—	4,787,104

Gross margin	—	524,305	46,691	—	570,996
Selling, general and administrative expenses	535	377,668	41,434	—	419,637
Depreciation and amortization	—	16,343	7,027	—	23,370
Other operating income and expense, net	—	(3,207)	(3)	—	(3,210)

Operating earnings (loss)	(535)	133,501	(1,767)	—	131,199
Interest expense, net	536	10,395	1,676	—	12,607

Income (loss) before income taxes	(1,071)	123,106	(3,443)	—	118,592
Income tax provision (benefit)	(410)	47,198	(1,320)	—	45,468

Net income (loss)	$(661)	$75,908	$(2,123)	$—	$73,124

Condensed Consolidating Financial Information

For the nine months ended September 30, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$4,970,513	$81,474	$—	$5,051,987
Cost of revenue	—	4,490,697	31,509	—	4,522,206

Gross margin	—	479,816	49,965	—	529,781
Selling, general and administrative expenses	386	368,138	39,079	—	407,603
Depreciation and amortization	—	15,625	8,295	—	23,920
Other operating income and expense, net	—	(4,288)	114	—	(4,174)

Operating earnings (loss)	(386)	100,341	2,477	—	102,432
Interest (income) expense, net	(49)	17,528	1,723	—	19,202

Income (loss) before income taxes	(337)	82,813	754	—	83,230
Income tax provision (benefit)	(132)	32,810	295	—	32,973

Net income (loss)	$(205)	$50,003	$459	$—	$50,257

Condensed Consolidating Financial Information

September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,172	$7,106	$5,463	$—	$25,741
Accounts and notes receivable, net	—	449,974	18,330	—	468,304
Merchandise inventories	—	605,708	3,619	—	609,327
Intercompany advances, net	9,794	(9,794)	—	—	—
Other current assets	192	48,610	944	—	49,746

Total current assets	23,158	1,101,604	28,356	—	1,153,118
Property and equipment, net	—	75,163	2,901	—	78,064
Goodwill, net	—	232,846	38,853	—	271,699
Intangible assets, net	—	17,569	7,904	—	25,473
Intercompany receivables	33,549	—	—	(33,549)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,863	24,612	17,202	—	43,677

Total assets	$503,798	$1,451,794	$95,216	$(478,777)	$1,572,031

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$517,948	$3,480	$—	$521,428
Accrued payroll and related liabilities	—	31,113	1,653	—	32,766
Other accrued liabilities	8,398	71,849	1,637	—	81,884

Total current liabilities	8,398	620,910	6,770	—	636,078
Long-term debt, excluding current portion	206,806	2,026	—	—	208,832
Intercompany long-term debt	—	138,890	33,549	(172,439)	—
Other liabilities	—	47,708	—	—	47,708

Total liabilities	215,204	809,534	40,319	(172,439)	892,618

Shareholders’ equity
Common stock	82,808	—	1,500	(1,500)	82,808
Paid-in capital	177,192	242,024	62,814	(304,838)	177,192
Retained earnings (deficit)	28,218	407,504	(9,417)	—	426,305
Accumulated other comprehensive income (loss)	376	(7,268)	—	—	(6,892)

Total shareholders’ equity	288,594	642,260	54,897	(306,338)	679,413

Total liabilities and shareholders’ equity	$503,798	$1,451,794	$95,216	$(478,777)	$1,572,031

Condensed Consolidating Financial Information

December 31, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$708	$9,316	$371	$—	$10,395
Accounts and notes receivable, net	—	441,402	20,990	—	462,392
Merchandise inventories	—	577,916	3,653	—	581,569
Intercompany advances, net	25,552	(25,552)	—	—	—
Other current assets	20	42,679	1,068	—	43,767

Total current assets	26,280	1,045,761	26,082	—	1,098,123
Property and equipment, net	—	72,299	3,823	—	76,122
Goodwill, net	—	232,846	38,853	—	271,699
Intangible assets, net	—	19,040	13,477	—	32,517
Intercompany receivable	29,180	—	—	(29,180)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	6,516	25,348	13,021	—	44,885

Total assets	$507,204	$1,395,294	$95,256	(474,408)	$1,523,346

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$471,076	$6,292	$—	$477,368
Accrued payroll and related liabilities	—	17,064	1,699	—	18,763
Other accrued liabilities	4,549	74,987	1,063	—	80,599

Total current liabilities	4,549	563,127	9,054	—	576,730
Long-term debt, excluding current portion	204,905	78,940	—	—	283,845
Intercompany long-term debt	—	138,890	29,180	(168,070)	—
Other liabilities	—	48,412	—	—	48,412

Total liabilities	209,454	829,369	38,234	(168,070)	908,987

Shareholders’ equity
Common stock	81,748	—	1,500	(1,500)	81,748
Paid-in capital	161,978	242,023	62,815	(304,838)	161,978
Retained earnings (deficit)	53,611	331,595	(7,293)	—	377,913
Accumulated other comprehensive income (loss)	413	(7,693)	—	—	(7,280)

Total shareholders’ equity	297,750	565,925	57,022	(306,338)	614,359

Total liabilities and shareholders’ equity	$507,204	$1,395,294	$95,256	$(474,408)	$1,523,346

Condensed Consolidating Financial Information

For the nine months ended September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$(661)	$75,908	$(2,123)	$—	$73,124
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	16,343	7,027	—	23,370
Provision for losses on accounts and notes receivable	—	2,367	14,040	—	16,407
Provision for LIFO reserve		10,468	—	—	10,468
Amortization of direct-response advertising	—	—	5,333	—	5,333
Deferred direct-response advertising costs	—	—	(7,927)	—	(7,927)
Share-based compensation expense	—	6,369	—	—	6,369
Loss on interest rate swaps	3,141	—	—	—	3,141
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(10,939)	(11,380)	—	(22,319)
Merchandise inventories	—	(38,259)	33	—	(38,226)
Accounts payable	—	46,238	(2,812)	—	43,426
Net change in other current assets and liabilities	3,187	5,264	655	—	9,106
Other, net	(1,126)	2,415	2	—	1,291

Cash provided by operating activities	4,541	116,174	2,848	—	123,563

Investing activities
Additions to property and equipment	—	(12,583)	(183)	—	(12,766)
Additions to computer software	—	(5,497)	(1,942)	—	(7,439)
Other, net	—	8	—	—	8

Cash used for investing activities	—	(18,072)	(2,125)	—	(20,197)

Financing activities
Change in intercompany advances	17,758	(22,127)	4,369	—	—
Cash dividends paid	(24,733)	—	—	—	(24,733)
Net payments on revolving credit facility	—	(76,908)	—	—	(76,908)
Proceeds from exercise of stock options	8,140	—	—	—	8,140
Excess tax benefits related to share-based compensation	2,963	—	—	—	2,963
Increase in drafts payable	—	634	—	—	634
Proceeds from termination of interest rate swaps	3,795	—	—	—	3,795
Other, net	—	(1,911)	—	—	(1,911)

Cash provided by (used for) financing activities	7,923	(100,312)	4,369	—	(88,020)

Net increase (decrease) in cash and cash equivalents	12,464	(2,210)	5,092	—	15,346
Cash and cash equivalents at beginning of period	708	9,316	371	—	10,395

Cash and cash equivalents at end of period	$13,172	$7,106	$5,463	$—	$25,741

Condensed Consolidating Financial Information

For the nine months ended September 30, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$(205)	$50,003	$459	$—	$50,257
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	—	15,625	8,295	—	23,920
Provision for losses on accounts and notes receivable	—	4,502	9,995	—	14,497
Provision for LIFO reserve	—	7,500	—	—	7,500
Amortization of direct-response advertising	—	—	5,198	—	5,198
Deferred direct-response advertising costs	—	—	(6,402)	—	(6,402)
Share-based compensation expense	—	5,167	—	—	5,167
Changes in operating assets and liabilities:
Accounts and notes receivable	—	30,955	(15,020)	—	15,935
Merchandise inventories	—	61,514	(199)	—	61,315
Accounts payable	—	10,595	(965)	—	9,630
Net change in other current assets and liabilities	3,649	13,917	(861)	—	16,705
Other, net	(547)	(701)	(431)	—	(1,679)

Cash provided by operating activities	2,897	199,077	69	—	202,043

Investing activities
Additions to property and equipment	—	(12,219)	(1,316)	—	(13,535)
Additions to computer software	—	(6,801)	(74)	—	(6,875)
Acquisition of intangible assets	—	—	18	—	18
Increase in intercompany investments	(71)	—	—	71	—
Net cash paid for acquisitions of business	—	14,133	—	—	14,133
Other, net	—	395	—	—	395

Cash provided by (used for) investing activities	(71)	(4,492)	(1,372)	71	(5,864)

Financing activities
Change in intercompany advances	7,610	(7,751)	141	—	—
Increase intercompany investment, net	—	—	71	(71)	—
Cash dividends paid	(20,690)	—	—	—	(20,690)
Net payments on revolving credit facility	—	(200,800)	—	—	(200,800)
Proceeds from exercise of stock options	7,379	—	—	—	7,379
Excess tax benefits related to share-based compensation	2,892	—	—	—	2,892
Increase in drafts payable	—	17,662	—	—	17,662
Other, net	—	(1,750)	—	—	(1,750)

Cash provided by (used for) financing activities	(2,809)	(192,639)	212	(71)	(195,307)

Net increase (decrease) in cash and cash equivalents	17	1,946	(1,091)	—	872
Cash and cash equivalents at beginning of period	850	4,079	3,061	—	7,990

Cash and cash equivalents at end of period	$867	$6,025	$1,970	$—	$8,862

12.	Recent Accounting Pronouncements

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

In October 2008, FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, was issued. This FSP clarifies the application of SFAS 157 in a market that is not active. The company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values as of September 30, 2008, and there was no impact on the company’s financial position or results of operations for either of the three- or nine-month periods ended September 30, 2008.

The company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. This statement permits the company the irrevocable option to account for most financial assets and financial liabilities at fair value, rather than at historical cost, with changes in the fair value recognized in earnings. The adoption had no impact on the company’s consolidated financial statements for the three and nine months ended September 30, 2008, as the company has not elected the fair value option for any of its financial assets or financial liabilities.

The company adopted Emerging Issues Task Force Issue No. (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, as of January 1, 2008, on a prospective basis. EITF 06-11 requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. The impact of the adoption of EITF 06-11 on the three and nine months ended September 30, 2008 was not material.

In March 2008, SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, was issued. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for the company in the first quarter of 2009, and the impact to the company’s consolidated financial statements will be limited to changes in disclosures.

In April 2008, FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, was issued. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008, with prospective application to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 is not expected to have a material impact on the company’s consolidated financial statements.

In May 2008, SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, was issued. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). SFAS 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of FASB Concept Statements fully authoritative. SFAS 162 is effective in the fourth quarter of 2008. The adoption of SFAS 162 is not expected to have an impact on the company’s consolidated financial statements.

In June 2008, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The company is evaluating the impact of this pronouncement on the consolidated financial statements.

13.	Subsequent Event

On October 1, 2008, the company acquired certain assets and liabilities of The Burrows Company, a Chicago-based, privately-held distributor of medical and surgical supplies to the acute care market. The purchase price was $23.7 million of cash, plus $56.1 million of assumed debt, which was paid off on the acquisition date. The company borrowed approximately $80 million under its revolving credit facility to fund this acquisition and the related payment of assumed debt. In conjunction with this acquisition, the company also entered into an agreement to purchase certain real estate used in the operation of this business. The purchase is expected to be completed by year-end 2008 for a purchase price in the range of $20 million.

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

Results of Operations

Third quarter and first nine months of 2008 compared with 2007

Overview. In the third quarter and first nine months of 2008, the company earned net income of $25.3 million and $73.1 million, improved from $21.2 million and $50.3 million in the comparable periods of 2007. Net income per diluted common share was $0.61 for the third quarter and $1.76 for the first nine months of 2008, increased from $0.52 and $1.23 in the comparable periods of 2007. Operating earnings, which were $46.2 million, or 2.55% of revenue, in the third quarter of 2008, increased from $40.9 million, or 2.43% of revenue, in the third quarter of 2007. In the first nine months of 2008, operating earnings were $131.2 million, or 2.45% of revenue, also increased from operating earnings in the first nine months of 2007, which were $102.4 million, or 2.03% of revenue. Operating earnings in the first nine months of 2007 were negatively affected by the cost of integrating the acquired acute-care distribution business of McKesson Medical-Surgical Inc.

Included in operating earnings for the third quarter and first nine months of 2008 are $0.3 million and $1.8 million of operating losses from the direct-to-consumer (DTC) distribution business, including corporate charges of $0.3 million and $0.8 million. In the comparable periods of 2007, the DTC distribution business had operating earnings of $1.2 million and $2.5 million, including corporate charges of $0.4 million and $1.2 million.

On October 1, 2008, the company acquired certain assets and liabilities of The Burrows Company, a privately-held distributor of medical and surgical supplies to the acute care market. The Burrows Company reported sales of $603 million for the year ended December 31, 2007. The purchase price was $23.7 million of cash, plus $56.1 million of assumed debt, which was paid off on the acquisition date. In conjunction with this acquisition, the company also entered into an agreement to purchase certain real estate used in the operation of this business. The purchase is expected to be completed by year-end 2008 for a purchase price in the range of $20 million.

Revenue. Revenue increased 7.3%, or $123.7 million, to $1.81 billion in the third quarter of 2008, from $1.69 billion in the third quarter of 2007. For the first nine months of 2008, revenue increased 6.1%, or $306.1 million, from the comparable period in 2007. In comparing the third quarter and first nine months of 2008 to the comparable periods of 2007, the increases resulted primarily from greater sales to existing customers as well as sales to new customers, partially offset by decreases in revenue from the acquired McKesson business.

The DTC distribution business contributed $23.6 million and $72.7 million of revenue in the third quarter and first nine months of 2008, as compared with $26.6 million and $81.5 million in the comparable periods of 2007. The decline in revenue of the DTC distribution business is primarily due to lower Medicare reimbursements for certain respiratory products, higher contractual allowances, which were adjusted for 2008 based on historical payment trends, and a slightly lower patient count. There were approximately 182,000 DTC customers at September 30, 2008, as compared with 187,000 at September 30, 2007. The Medicare Improvements for Patients and Providers Act of 2008, enacted on July 15, 2008, will reduce reimbursement rates for certain items included in Medicare’s competitive bidding program that are offered by the DTC distribution business. For these products, reimbursement rates will be reduced by 9.5% nationwide beginning January 1, 2009. This Act also delayed the competitive bidding program for at least 18 months from the enactment date and cancelled all contracts previously awarded. Therefore, when this program restarts, new contracts will be necessary.

Gross margin. Gross margin dollars were $193.7 million and $571.0 million in the third quarter and first nine months of 2008. For the same periods of 2007, gross margin dollars were $178.3 million and $529.8 million. As a percentage of revenue, gross margin was 10.70% and 10.66% for the third quarter and first nine months of 2008, as compared with 10.57% and 10.49% for the same periods of 2007. In comparing quarter-to-quarter, the 13 basis point gross margin improvement was primarily due to greater manufacturers’ price increases and additional sales of value-added programs and services, including an approximate 30% increase in revenue from higher margin MediChoice® products, the company’s private-label brand of select medical/surgical products. In comparing the first nine months of 2008 to the same period of 2007, gross margin as a percent of revenue increased 17 basis points. This increase resulted from: (i) improved gross margin from the acquired McKesson business as this business transitioned to O&M systems; (ii) additional sales of programs and services; (iii) greater supplier incentives; and (iv) greater manufacturers’ price increases, which were partially offset by an increase in the reserve for last-in, first-out (LIFO) inventory valuation.

The company values inventory for its healthcare provider distribution business under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been 20 basis points greater in the first nine months of 2008 and 15 basis points greater in the first nine months of 2007.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $141.0 million and $419.6 million for the third quarter and first nine months of 2008, as compared with $131.4 million and $407.6 million in the comparable periods of 2007. As a percentage of revenue, SG&A expense was 7.79% in the third quarter and 7.83% in the first nine months of 2008, consistent with 7.79% in the third quarter of 2007 and improved from 8.07% in the first nine months of 2007. In comparing the third quarter of 2008 to the same period of 2007, SG&A expense increased as a result of increases in fuel costs of $1.1 million, information technology outsourcing fees of $1.0 million, distribution center personnel expenses of $1.4 million, and incentive compensation expense, including equity-based compensation, of $5.5 million.

In comparing the first nine months of 2008 to the same period of 2007, SG&A expense as a percentage of revenue improved as a result of the company leveraging its infrastructure over greater sales. Also, costs associated with the integration of the acquired McKesson business and service fees paid to McKesson for operational support during the transition period of $6.7 million were incurred in 2007 but did not recur in 2008. For the first nine months of 2008 as compared with the same period of 2007, increases in expense included: (i) incentive compensation expense, including equity-based compensation, of $13.8 million; (ii) fuel costs of $3.4 million; (iii) the provision for losses on receivables from DTC distribution business customers of $2.8 million; (iv) employee benefit expense of $2.4 million; (v) workers compensation expense of $1.8 million; and (vi) information technology outsourcing fees of $1.8 million. The increase in incentive compensation expense reflects improved achievement against certain performance-based measures, as well as the impact of an increase in the price of the company’s common stock. These expense increases were offset by a decrease in selling costs of $2.3 million in the first nine months of 2008 compared to the same period of 2007.

Depreciation and amortization expense for the third quarter and first nine months of 2008 was $7.8 million and $23.4 million, a slight increase from $7.7 million in the third quarter of 2007 and a slight decrease from $23.9 million in the first nine months of 2007. Amortization of intangible assets was $0.4 million and $1.8 million less for the third quarter and first nine months of 2008 than for the same periods of 2007, due to the accounting for the McKesson purchase transaction being finalized, and lower amortization expense for acquired intangibles in the DTC distribution business, which are amortized at rates that decline during the amortization period. This decrease in amortization was partially offset by greater depreciation from capital additions made to facilitate the growth in the healthcare provider business. There were no acquisitions of intangible assets in the DTC distribution business in 2007 or in the first nine months of 2008.

Interest expense, net. Net interest expense was $6.3 million for the third quarter and $12.6 million for the first nine months of 2008, an increase from $5.4 million for the third quarter of 2007 and a decrease from $19.2 million for the first nine months of 2007. Decreased interest expense in the first nine months of 2008 was primarily due to lower balances outstanding under the company’s revolving credit agreement, as the company has significantly reduced borrowings under this facility since the second quarter of 2007. Interest expense also decreased in the 2008 periods due to a more favorable interest rate environment. This decrease was partially offset by interest expense recognized during the third quarter of 2008 on the interest rate swaps hedging the company’s $200 million fixed-rate debt. These swaps were designated as a fair value hedge until Lehman Brothers Holdings Inc., guarantor of one of the swaps, declared bankruptcy. The company determined at that date that the swaps were no longer expected to be effective in offsetting interest rate risk. The company discontinued accounting for the swaps as a fair value hedge as of that date and realized a loss of $3.1 million in the third quarter of 2008, representing the difference between the fair value of the swaps as of the date that hedge accounting was discontinued and the proceeds received on termination of the swaps of $3.8 million. The fair value adjustment of $6.9 million to the carrying value of the related debt is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

In the first nine months of 2008, the company’s effective interest rate was 6.3%, excluding interest expense recognized related to the interest rate swaps, on average borrowings of $206.8 million, compared to 6.8% on average borrowings of $384.2 million in the first nine months of 2007.

Income taxes. The provision for income taxes was $14.7 million and $45.5 million in the third quarter and first nine months of 2008, compared to $14.3 million and $33.0 million in the same periods of 2007. The effective tax rate was 36.7% and 38.3% for the third quarter and first nine months of 2008, compared to 40.4% and 39.6% in the same periods of 2007. The lower effective rates in 2008 were due to a decrease in tax accruals related to potential tax liabilities as a result of the resolution of outstanding tax issues.

Financial Condition, Liquidity and Capital Resources

Liquidity. In the first nine months of 2008, cash and cash equivalents increased by $10.4 million to $25.7 million at September 30, 2008. In the first nine months of 2008, the company generated $123.6 million of cash from operations, compared to $202.0 million in the first nine months of 2007. Cash from operations in the first nine months of 2008 was negatively affected by increases in accounts receivable and inventories, while the first nine months of 2007 were positively affected by decreases in both of these items. Cash flows in the first nine months of 2008 and 2007 were positively affected by the timing of payments for inventory.

Cash used for investing activities increased to $20.2 million in the first nine months of 2008 from $5.9 million in the same period of 2007, primarily due to cash received in 2007 related to the acquisition of the McKesson business, partially offset by capital expenditures in 2007 to accommodate the acquired McKesson business. Capital expenditures were $20.2 million in the first nine months of 2008, compared to $20.4 million in the same period of 2007. Capital expenditures in the third quarter of 2008 included the purchase of land for future expansion of the company’s headquarters for approximately $5.4 million.

Financing activities used $88.0 million of cash in the first nine months of 2008, and $195.3 million in the first nine months of 2007. In both periods, cash was used primarily to reduce the company’s revolving credit facility and to pay dividends. Cash used to pay dividends was $24.7 million in the first nine months of 2008, increased from $20.7 million in the same period of 2007, as the company paid a dividend per share of $0.60 in the first nine months of 2008 as compared with $0.51 per share in the first nine months of 2007.

Accounts receivable days sales outstanding (DSO) at September 30, 2008, were 23.8 days, representing a decline from 24.3 days at December 31, 2007, and 27.7 days at September 30, 2007, based on three month’s sales. Inventory turnover was 10.3 in the third quarter of 2008, 10.6 in the fourth quarter of 2007 and 9.8 in the third quarter of 2007.

The company has $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semiannually. During the third quarter of 2008, the company terminated its interest rate swap agreements, under which the company paid counterparties variable rates based on LIBOR, and the counterparties paid the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the notes to variable-rate debt. The company received cash proceeds on termination of the swap agreements totaling $4.7 million, of which $3.8 million related to the fair value of the swaps is included in cash used for financing and $0.9 million related to accrued interest is included in cash provided by operating activities.

The company has a $350 million revolving credit facility. In July 2008, the credit agreement was amended to improve the company’s flexibility by changing certain restrictions and by releasing certain guarantors. The interest rate on the facility is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio, as defined by the credit agreement. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating. At September 30, 2008, approximately $339 million was available for borrowing. On October 1, 2008, Lehman Brothers, Inc. defaulted on its commitment under the revolving credit facility, thereby decreasing the company’s total borrowing capacity to $306 million.

On October 1, 2008, the company acquired certain assets and liabilities of The Burrows Company, in exchange for cash consideration of $23.7 million, plus $56.1 million of assumed debt, which was paid off on the acquisition date. The company borrowed approximately $80 million under its revolving credit facility to fund this acquisition and the related payment of assumed debt. In conjunction with this acquisition, the company also entered into an agreement to purchase certain real estate used in the operation of this business. The purchase is expected to be completed by year-end 2008 for a purchase price in the range of $20 million.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. Based on the company’s leverage ratio at September 30, 2008, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will remain unchanged at LIBOR plus 50 basis points at the next adjustment date.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see note 12 in the Notes to Condensed Consolidated Financial Statements.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	the ability of the company to implement its strategic initiatives;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to the company;

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	the ability of the company to meet customer demand for additional value-added services;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on company operating costs and supplier product prices;

•	the ability of the company to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill;

•	the ability to timely or adequately respond to technological advances in the medical supply industry;

•	the ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies;

•	the ability to manage reimbursements from Medicare, Medicaid, private healthcare insurers and individual customers;

•	changes in government regulations, including healthcare laws and regulations; and

•	changes in reimbursement guidelines of Medicare and Medicaid and/or reimbursement practices of private healthcare insurers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

O&M provides credit, in the normal course of business, to its customers. The company performs ongoing credit evaluations of its customers and maintains reserves for credit losses.

The company has $200 million of outstanding fixed-rate debt maturing in 2016. During the first nine months of 2008, O&M used interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company was exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements and to market risk from changes in interest rates related to these swap agreements. The company terminated these swap agreements during the third quarter of 2008.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. The company had no outstanding borrowings and $10.7 million in letters of credit under its revolving credit facility at September 30, 2008. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Through September 30, 2008, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Through September 30, 2008, there have been no material changes in any risk factors reported in such Annual Report.

Item 6.	Exhibits.

(a)	Exhibits

2.1	Form of Asset Purchase Agreement dated as of August 19, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated August 22, 2008).

2.2	Form of First Amendment to Asset Purchase Agreement dated as of September 30, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated October 6, 2008).

3.1	Owens & Minor, Inc. Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008).

4.1	Form of Third Amendment and Consent to Amended and Restated Credit Agreement dated as of July 14, 2008 by and among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc. the Company, certain subsidiaries of the Company, the banks identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated July 18, 2008).

10.1	Owens & Minor, Inc. Supplemental Executive Retirement Plan

10.2	Third Amendment to the Owens & Minor, Inc. Pension Plan

10.3	Owens & Minor, Inc. Directors’ Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date	November 6, 2008	/s/ CRAIG R. SMITH
Craig R. Smith
President and Chief Executive Officer

Date	November 6, 2008	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date	November 6, 2008	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President & Controller Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
2.1	Form of Asset Purchase Agreement dated as of August 19, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated August 22, 2008).

2.2	Form of First Amendment to Asset Purchase Agreement dated as of September 30, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated October 6, 2008).

3.1	Owens & Minor, Inc. Amended and Restated Articles of Incorporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008).

4.1	Form of Third Amendment and Consent to Amended and Restated Credit Agreement dated as of July 14, 2008 by and among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc. the Company, certain subsidiaries of the Company, the banks identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated July 18, 2008).

10.1	Owens & Minor, Inc. Supplemental Executive Retirement Plan

10.2	Third Amendment to the Owens & Minor, Inc. Pension Plan

10.3	Owens & Minor, Inc. Directors’ Deferred Compensation Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.