Form 10-K
period 2008-12-31
OWENS & MINOR INC/VA/
filed 2009-02-27
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,890,330,999 as of June 30, 2008.

The number of shares of the Company’s common stock outstanding as of February 23, 2009 was 41,418,080 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders on April 24, 2009, is incorporated by reference for Part III.

Form 10-K Table of Contents

“Corporate Officers,” located on page 8 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

The Company

Owens & Minor, Inc. and subsidiaries (Owens & Minor, O&M or the company) is a leading national distributor of medical and surgical supplies to the acute-care market and a healthcare supply-chain management company. In its acute-care supply distribution business, the company distributes over 220,000 finished medical and surgical products produced by over 1,600 suppliers to approximately 4,500 healthcare provider customers from 55 distribution and service centers nationwide. The company’s primary distribution customers are acute-care hospitals. Many of these hospital customers are represented by integrated healthcare networks (IHNs) or group purchasing organizations (GPOs) that negotiate pricing with suppliers and contract for distribution services with the company. Other customers include the federal government, for which Owens & Minor serves as a prime vendor for medical and surgical supply distribution services for the U.S. Department of Defense. On a more limited basis, the company serves alternate care providers including ambulatory surgery centers, physicians’ practices, clinics, home healthcare organizations, nursing homes and rehabilitation facilities. The company typically provides its distribution services under contractual arrangements with terms ranging from three to five years. Most of O&M’s sales consist of consumable goods such as disposable gloves, dressings, endoscopic products, intravenous products, needles and syringes, sterile procedure trays, surgical products and gowns, urological products and wound closure products.

Founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company, the company sold the wholesale drug division in 1992 to concentrate on medical and surgical supply distribution. Since then, O&M has significantly expanded and strengthened its national presence through internal growth and acquisitions, including the October 1, 2008, acquisition of certain assets and liabilities of The Burrows Company, a Chicago-based, privately-held distributor of medical and surgical supplies to the acute-care market. Additional information regarding the acquisition and the company’s other acquisition activity is included in Note 3 of the consolidated financial statements.

The Acute-Care Supply Distribution Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers, including hospitals and hospital-based systems, and alternate care providers. The company contracts with these providers directly under terms negotiated with GPOs and IHNs. The medical/surgical supply distribution industry continues to grow as the aging population in the United States requires more healthcare services and as emerging medical technology leads to the development of new products and procedures. Over the years, healthcare providers have adapted their health systems to meet the evolving needs of the markets they serve. In order to manage supply procurement and distribution challenges, these providers have increasingly forged strategic relationships with national medical and surgical supply distributors. The traditional role of distributors in warehousing and delivering medical and surgical supplies to customers continues to evolve into the role of assisting customers in efficiently managing the entire supply chain.

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

The Acute-Care Supply Distribution Business

Through its healthcare provider distribution business, the company purchases a large volume of medical and surgical products from suppliers, stores these items at its distribution centers, and provides delivery services to its customers. The company has 55 distribution centers located throughout the continental United States, three of which are integrated service centers serving the needs of specific healthcare systems; additional warehouse space in nine locations near the company’s distribution centers; and one warehousing arrangement in Hawaii. The company’s distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most customer orders with a fleet of leased trucks. Almost all of O&M’s delivery personnel are employees of the company, thereby increasing the consistency of customer service. Contract carriers and parcel services are used in situations where it is more cost-effective. The company customizes its product pallets, truckloads and delivery schedules according to the customers’ needs, thus enabling increased efficiency in receiving and storing the product. Sales, logistics, credit management and operations teammates are located at or near distribution centers to manage service to healthcare provider customers.

O&M strives to make the supply chain more efficient through the use of advanced warehousing, delivery and purchasing techniques, enabling customers to order and receive products using just-in-time and stockless services. A key component of this strategy is a significant investment in information technology infrastructure and services. O&M uses a variety of enterprise systems to support its business needs and efficiently manage its business growth, including warehouse management systems, customer service functions, and demand forecasting programs. The company employs a number of customer-facing technology solutions, including OMDirectSM, an Internet-based product catalog and direct ordering system that facilitates commerce with customers and suppliers. O&M also uses its technology and logistics experience to offer customers supply-chain management solutions, including outsourcing and logistics services through its OMSolutionsSM professional services unit.

Products & Services

The distribution of medical and surgical supplies to healthcare providers, including O&M’s MediChoice® private label product line, accounts for over 95% of the company’s revenues.

The company also offers its customers a number of supply-chain management services, including inventory management; information management; strategic, logistical and clinical inventory management consulting; materials management outsourcing; and resource management. Examples are as follows:

•

OMSolutionsSM is comprised of O&M’s supply-chain consulting, customer technology and resource management teams. OMSolutionsSM implements customized healthcare supply chain solutions through the integration of people, processes and technologies. Services offered by OMSolutionsSM create value by decreasing supply chain costs while increasing operating efficiency. For example, OMSolutionsSM provides clinician consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutionsSM services are in-depth value analysis and cost management, receiving and storeroom redesign, conducting physical inventories, and configuration of automatic inventory replenishment systems.

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

•

WISDOM GoldSM is O&M’s Internet-based spend management, data normalization and contract management solution. WISDOM GoldSM is supported by analysts, either on-site or remote, who identify cost saving opportunities for our customers. WISDOM GoldSM enables customers to gain deeper understanding and control over their supply procurement and contracting efforts. WISDOM GoldSM consists of three components: WISDOMSM; a standard product master file (“Gold” file) that includes industry standard information, including catalog numbers, names and product codes; and an Internet-based contract management system that digitizes local and GPO contracts, maintains contract details in a central database, and synchronizes customers’ item files to their contract portfolios.

•

Clinical Supply SolutionsSM (CSS) is an Internet-based order, inventory, contract, revenue, resource and utilization management service that enables healthcare providers to reduce expenses by accurately tracking and managing physician-preference products and medical/surgical inventories in high-cost clinical specialty departments, such as cardiac catheterization labs, radiology and operating rooms. CSS is a service offering that is enabled by O&M’s proprietary technology QSight and WISDOM GoldSM and is supported by an analyst resource center.

Customers

The company currently provides distribution, consulting and outsourcing services to approximately 4,500 healthcare providers, including hospitals, the federal government and alternate care providers, contracting with them directly and through IHNs and GPOs. The company also provides logistics services to manufacturers of medical and surgical products.

GPOs and IHNs

GPOs are entities that act on behalf of a group of healthcare providers to obtain better pricing and other benefits than may be available to individual providers. Hospitals, physicians and other types of healthcare providers have joined GPOs to take advantage of improved economies of scale and to obtain services from medical and surgical supply distributors ranging from discounted product pricing to logistical and clinical support. GPOs negotiate directly with medical and surgical product suppliers and distributors on behalf of their members, establishing exclusive or multi-supplier relationships; however, GPOs cannot ensure that members will purchase their supplies from a particular distributor. O&M is a distributor for Novation, a GPO which represents the purchasing interests of more than 2,400 healthcare organizations. The company has a five-year agreement with Novation expiring in 2011. Sales to Novation members represented approximately 38% of the company’s revenue in 2008 and 41% in 2007. The company is also party to a distribution agreement with Premier, a GPO representing more than 2,100 hospitals. Premier provides resources to support healthcare services, including group purchasing activities. Sales to Premier members represented approximately 20% of O&M’s revenue in both 2008 and 2007. Effective January 1, 2009, the company executed a new three-year agreement with Premier. The company is also a distributor for Broadlane, a GPO providing national contracting for more than 900 acute-care hospitals and more than 2,600 sub-acute-care facilities, including Tenet Healthcare Corporation, one of the largest for-profit hospital chains in the nation. The company has a five-year agreement with Broadlane expiring in 2012. Sales to Broadlane members represented approximately 12% of O&M’s revenue in both 2008 and 2007.

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

Sales and Marketing

O&M’s healthcare provider sales and marketing function is organized to support field sales teams throughout the United States. Local sales teams are positioned to respond to customer needs quickly and efficiently. National account directors work closely with IHNs and GPOs to meet their needs and coordinate activities with individual members. The company also has an enterprise sales team that operates centrally and coordinates the company’s service offerings for large customers. The company’s integrated sales and marketing strategy offers customers value-added services in supplier management, distribution and logistics, analytics, resource management and consulting, and clinical supply management. O&M provides special training and support tools to help its sales teams promote the value of its cost saving portfolio of programs and services.

Pricing

Industry practice is for healthcare providers, or their IHNs or GPOs, to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors.

The majority of O&M’s distribution arrangements compensate the company on a cost-plus percentage basis, under which a negotiated fixed-percentage distribution fee is added to the product cost agreed to by the customer and the supplier or the cost to O&M of procuring the product. The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by either party upon relatively short notice.

In some cases, the company may offer pricing that varies during the life of the contract depending upon purchase volume, and, as a result, the negotiated fixed-percentage distribution fee may increase or decrease over time. Under these contracts, customers’ distribution fees may be reset after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s distribution fee percentage is adjusted, the modified percentage distribution fee applies only to purchases made following the change. Because customer sales volumes typically change gradually, changes in distribution fee percentages for individual customers under this type of arrangement have an insignificant effect on total company results.

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

OMSolutionsSM pricing is based on professional rates and costs of managing and providing a team or individual to provide specific services. Additionally, technology costs are based on the structure and complexity of the customer engagement, including spending level, contracts, system interfacing and, as applicable, number of facilities. The company has certain contracts for its OMSolutionsSM services under which the company is obligated to make payments if performance targets specified by the contract are not achieved.

Suppliers

O&M believes that its size, strength and long-standing relationships enable it to obtain attractive terms from suppliers, and the company has well-established relationships with virtually all major suppliers of medical and surgical supplies. The company works with its largest suppliers to create operating efficiencies in the supply-chain through a number of programs which drive product standardization and consolidation for the company and its healthcare provider customers. By increasing the volume of purchases from the company’s most efficient suppliers, the company provides operational benefits and cost savings throughout the supply-chain.

The company works very closely with its branded supplier base to enlist their participation in a variety of O&M supplier program offerings. O&M supplier programs provide for enhanced levels of support that are closely aligned with annual supplier objectives in the areas of product market share and sales growth attainment. O&M receives incentives from these suppliers, including cash discounts for prompt payment, operational efficiency funding and performance-based incentives. Operational incentives are negotiated annually and are based on improved end-to-end supply-chain expenses realized by the suppliers. Sales of products from suppliers participating in the company’s supply-chain efficiency programs represented 45% of O&M’s 2008 revenue.

The company offers MediChoice®, O&M’s private label brand of medical and surgical products and equipment. O&M partners with a select group of manufacturers known for their quality and high service levels for the MediChoice® products to provide cost savings alternatives on over 1,800 mostly commodity products. MediChoice® supports a savings value and a comprehensive product portfolio for healthcare provider customers in combination with branded supplier partner offerings.

Sales of products of Covidien accounted for approximately 14% and 13% for 2008 and 2007, respectively, of the company’s revenue. Sales of products of Johnson & Johnson Health Care Systems, Inc. were approximately 11% of the company’s revenue for 2008 and 2007.

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

O&M has an agreement with Perot Systems Corporation through 2014 to outsource its information technology operations. This agreement includes the management and operation of information technology and infrastructure, as well as support, development and enhancement of all key business systems.

The company’s technology strategy and expenditures focus on customer service, electronic commerce, data warehousing, decision support, supply-chain management, warehousing management, and sales and marketing programs, as well as significant enhancements to back office systems and overall technology infrastructure. O&M uses electronic commerce technology to conduct business transactions with customers, suppliers and other trading partners. These capabilities in technology include the award-winning OMDirectSM Internet Order Fulfillment system, and the WISDOM GoldSM knowledge management and decision support system.

Asset Management

In the medical/surgical supply distribution industry, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to the company’s profitability. O&M is focused on effective processes to optimize inventory and collect accounts receivable.

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

During 2008, the company invested in certain infrastructure initiatives designed to improve operational efficiency in its operating units. The company installed automation equipment in certain large distribution centers where the high volume of low unit of measure business is expected to benefit the most from the use of such equipment. The company believes it will achieve productivity improvements, such as an increase in the number of lines-picked-per-hour, by adding automation equipment. In addition, the company launched a pilot project for voice-pick technology in selected distribution centers. This hands-free communication technology will enable warehouse teammates to improve speed and accuracy as they compile customer orders in the warehouse setting. Over time, the company intends to install this voice-pick technology, as appropriate, throughout its distribution network.

Accounts Receivable

The company believes its credit practices are consistent with those of other acute-care medical and surgical supply distributors. O&M actively manages its accounts receivable to minimize credit risk and days sales outstanding (DSO). The company maintains reserves for estimated credit losses.

Competition

The acute-care medical/surgical supply distribution industry in the United States is highly competitive. The sector includes two major nationwide distributors: O&M and Cardinal Health, Inc. The company also competes with a smaller national distributor of medical and surgical supplies, Medline, Inc., and a number of regional and local distributors.

Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. O&M believes its emphasis on technology, combined with a customer-focused approach to distribution and value-added services, enables it to compete effectively with both larger and smaller distributors.

Direct-to-Consumer Supply Distribution Business

Starting in 2005, with the acquisition of Access Diabetic Supply, LLC, O&M operated a direct-to-consumer supply distribution business (DTC business) under the trade name AOM Healthcare Solutions (AOM). AOM primarily marketed blood glucose monitoring devices, test strips and other ancillary products used by diabetic consumers for self-testing, mainly through direct-response advertising using a variety of media. AOM shipped products directly to approximately 178,000 customers’ homes throughout the United States by mail or parcel service and managed the documentation and insurance claims-filing process for its customers, collecting most of its revenue directly from Medicare or private insurance providers, and billing the customer for any remainder. As a result, pricing was almost wholly dependent upon the reimbursement rates set by Medicare and private insurers. AOM did not manufacture products, but purchased its products from a number of suppliers.

In December 2008, O&M made a decision to exit the DTC business and entered into a definitive agreement to sell certain assets of the business, including customer data and intellectual property, to Liberty Healthcare

Group, Inc., a subsidiary of Medco Health Solutions, Inc., for $63 million. The transaction closed on January 2, 2009. O&M retained the remaining assets and liabilities, including accounts receivable. Additional information regarding this discontinued operation is included in Note 4 of the consolidated financial statements.

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of O&M’s distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products. The company must comply with laws and regulations, including those addressing operating, storage, transport, safety and security standards for each of its distribution centers, of the Food and Drug Administration, the Department of Transportation, the Department of Homeland Security, the Occupational Safety and Health Administration, state boards of pharmacy, or similar state licensing boards and regulatory agencies. The company also is subject to various federal and state laws intended to protect the privacy of health or other personal information and prevent healthcare fraud and abuse. In addition, the DTC business must comply with Medicare regulations regarding billing practices. O&M believes it is in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare, Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Employees

At the end of 2008, the company had approximately 5,300 full- and part-time teammates. O&M believes that ongoing teammate training is critical to performance, using Owens & Minor University, an in-house training facility, to offer classes in leadership, management development, finance, operations and sales. Management believes that relations with teammates are good.

Available Information

The company makes its Forms 10-K, Forms 10-Q and Forms 8-K (and all amendments to these reports) available free of charge through the “SEC Filings” link in the Investor Relations content section on the company’s website located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on the company’s website is not incorporated by reference into this Annual Report on Form 10-K.

Additionally, the company has adopted a written Code of Honor that applies to all of the company’s directors, officers and teammates, including its principal executive officer and senior financial officers. This Code of Honor (including any amendment to or waiver of a provision thereof) and the company’s Corporate Governance Guidelines are available on the company’s website at www.owens-minor.com.

Item 1A. Certain Risk Factors

Set forth below are certain risk factors that the company believes could affect its business and prospects. These risk factors are in addition to those mentioned in other parts of this report.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive. The company competes with other national distributors and a number of regional and local distributors. Competitive factors within the medical/surgical supply distribution industry include total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, inventory management, information technology, electronic commerce capabilities, and the ability to meet special requirements of customers. The company’s success is dependent on its ability to compete on the above factors and to continually bring greater value to customers at a lower cost. These competitive pressures could have a material adverse effect on the company’s results of operations.

Dependence on Significant Customers

In 2008, the company’s top ten customers represented approximately 20% of its revenue. In addition, in 2008, approximately 70% of the company’s revenue was from sales to member hospitals under contract with its three largest GPOs: Novation, Premier and Broadlane. The company could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of the company’s relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship or a significant individual customer relationship could have a material adverse effect on the company’s results of operations.

The company has a contract with Defense Supply Center, Philadelphia (DSCP) under which the U.S. Department of Defense, the company’s largest customer, and other federal agencies purchase supplies and services. The DSCP contract expires in October 2010. A significant decline in volume of sales under this contract or a failure to renew the contract upon expiration could have a material adverse effect on the company’s results of operations.

Dependence on Significant Suppliers

The company distributes approximately 220,000 products from over 1,600 suppliers and is dependent on these suppliers for the supply of products. In 2008, sales of products of the company’s ten largest suppliers accounted for approximately 56% of revenue. The company relies on suppliers to provide agreeable purchasing and delivery terms and sales performance incentives. The company’s ability to sustain adequate gross margins has been, and will continue to be, partially dependent upon its ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to hospitals rather than through third-party distributors, could have a material adverse effect on the company’s results of operations.

Bankruptcy, Insolvency or other Credit Failure of Customers

The company provides credit, in the normal course of business, to its customers. The company performs initial and ongoing credit evaluations of its customers and maintains reserves for credit losses. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to the company could have a material adverse effect on the company’s results of operations.

Changes in the Healthcare Environment

O&M, its customers and its suppliers are subject to extensive federal and state regulations relating to healthcare, as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; consolidation of competitors, suppliers and customers; and the development of larger, more sophisticated purchasing groups. All of these changes place additional pressure on healthcare providers, who in turn seek to reduce the costs and pricing of products and services provided by the company. The company expects the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and reductions in healthcare reimbursement practices, could have a material adverse effect on the company’s results of operations.

Operating Margin Initiatives

Competitive pricing pressure has been a significant factor in recent years and management expects this trend to continue. In addition, suppliers continue to seek more restrictive agreements with distributors, resulting in lower product margins and reduced profitability. The company is working to counteract the effects of these trends through several margin initiatives, including consulting and outsourcing services, through the OMSolutionsSM business unit, and MediChoice®, the company’s private label brand of select medical/surgical products. In addition, the company offers customers a wide range of value-added services, including PANDAC®, Wisdom GoldSM, Clinical Supply SolutionsSM and others, all of which enhance profitability. The company also works with suppliers on programs to enhance gross margin. If these margin initiatives fail to produce anticipated results, the company’s results of operations could be materially adversely affected.

Reliance on Information Systems and Technological Advancement

The company relies on information systems to receive, process, analyze and manage data in distributing thousands of inventory items to customers from numerous distribution centers across the country. These systems are also relied on for billings and collections from customers, as well as the purchase of and payment for inventory and related transactions from hundreds of suppliers. The company’s business and results of operations may be adversely affected if these systems are interrupted or damaged by unforeseen events or if they fail for any extended period of time. In addition, the success of the company’s long-term growth strategy is dependent upon its ability to continually monitor and upgrade its information systems to provide better service to customers. A third-party service provider, Perot Systems Corporation, is responsible for managing a significant portion of the company’s information systems, including key operational and financial systems. The company’s business and results of operations may be materially adversely affected if the third-party service provider does not perform satisfactorily.

Regulatory Requirements

The company must comply with numerous laws and regulations, including those of the Food and Drug Administration, the Department of Transportation, the Department of Homeland Security, the Occupational Safety and Health Administration, state boards of pharmacy, or similar state licensing boards, and other regulatory agencies. Also, the company is subject to various federal and state laws intended to protect the privacy of health or other personal information and prevent healthcare fraud and abuse. Although the company believes it is in material compliance with all applicable laws and regulations, any failure to comply with existing laws and regulations or the imposition of any additional laws and regulations could have a material adverse effect on the company’s business.

Strategic Initiatives

The company has made and is continuing to make substantial investments in the development and implementation of certain strategic initiatives designed to drive long-term growth in profitability and shareholder value as well as continued improvement in results of operations. There can be no assurance that the company will be able to successfully implement its strategic initiatives or that they will produce the desired results, which could have a material adverse effect on the company’s business and financial performance.

General Economic Climate

Recent deterioration in the financial and economic climate has expanded and intensified, having a negative impact on most sectors of the U.S. economy. This deterioration in the financial and economic climate could reduce patient demand for healthcare services, intensify pressures on healthcare providers to reduce both costs and purchases of products and services of the company and compromise customers’ ability to timely pay for their purchases. These and other possible consequences of financial and economic changes, including but not limited to the ability of banks to honor commitments under the company’s credit facility, could materially and adversely affect the company’s business and financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The company owns its corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia. The company owns nine distribution centers, all of which were acquired from The Burrows Company and are being offered for sale. Three of these distribution centers were closed as of December 31, 2008. The company leases office and warehouse space from unaffiliated third parties for 49 distribution centers across the United States, of which three are integrated service centers. The company also leases additional warehouse space in nine locations near the company’s distribution centers; one distribution center that is closed; offices and shipping facilities for its DTC supply distribution business in southern Florida; and small offices for sales and consulting personnel across the United States. In addition, the company has a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and leases space on a temporary basis from time to time to meet its inventory storage needs.

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

Item 3. Legal Proceedings

The company is subject to various legal actions that are ordinary and incidental to its business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. The company establishes reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, the company believes that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by the company’s insurance coverage, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, the company believes, based on current knowledge and the advice of counsel, that the outcome of these currently pending matters, individually or in the aggregate, will not have a material adverse effect on the company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2008, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 23, 2009, there were approximately 4,200 common shareholders of record. The company believes there are an estimated additional 39,800 beneficial holders of its common stock. See “Quarterly Financial Information” under Item 15 for high and low closing sales prices of the company’s common stock.

The following performance graph compares the performance of the company’s common stock to the S&P 500 Index and an Industry Peer Group (which includes the companies listed below) for the last five years.

5-Year Total Shareholder Return

This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2003, and that all dividends were reinvested.

(Data provided by Standard & Poor’s)

	Base Period 12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
Owens & Minor, Inc.	$100	$130.75	$130.09	$150.62	$208.07	$188.14
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
Peer Group	100	101.17	126.85	126.69	133.16	83.86

The Industry Peer Group, weighted by market capitalization, consists of companies engaged in the business of healthcare product distribution. The Peer Group includes pharmaceutical distribution companies: AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation; and medical product distribution companies: Henry Schein, Inc., Patterson Companies, Inc., and PSS World Medical, Inc.

Item 6. Selected Consolidated Financial Data

(in thousands, except ratios and per share data)

	At or for the Year Ended December 31,(1) (2)
	2008	2007	2006	2005	2004
Summary of Operations:
Revenue	$7,243,237	$6,694,596	$5,441,266	$4,763,183	$4,525,105
Income from continuing operations	$101,257	$71,411	$53,953	$60,343	$60,500
Income (loss) from discontinued operations, net of tax	(7,930)	1,299	(5,201)	4,077	—

Net income	$93,327	$72,710	$48,752	$64,420	$60,500

Per Common Share:
Income (loss) per share—basic:
Continuing operations	$2.48	$1.77	$1.35	$1.53	$1.55
Discontinued operations	(0.19)	0.04	(0.13)	0.10	—

Net income per share—basic	$2.29	$1.81	$1.22	$1.63	$1.55

Income (loss) per share—diluted:
Continuing operations	$2.44	$1.76	$1.33	$1.51	$1.53
Discontinued operations	(0.19)	0.03	(0.13)	0.10	—

Net income per share—diluted	$2.25	$1.79	$1.20	$1.61	$1.53

Cash dividends	$0.80	$0.68	$0.60	$0.52	$0.44
Stock price at year end	$37.65	$42.43	$31.27	$27.53	$28.17
Book value at year end(3)	$16.63	$15.03	$13.60	$12.84	$11.65
Summary of Financial Position:
Total assets	$1,776,190	$1,528,003	$1,697,044	$1,245,522	$1,136,428
Long-term debt, excluding current portion	$359,237	$283,845	$433,133	$204,418	$207,476
Shareholders’ equity(4)(5)	$689,051	$614,359	$547,454	$511,998	$460,256
Selected Ratios:
Gross margin as a percent of revenue	9.90%	9.71%	9.90%	10.02%	10.24%
Selling, general and administrative expense as a percent of revenue	7.20%	7.39%	7.64%	7.43%	7.54%
Operating earnings as a percent of revenue	2.50%	2.10%	2.05%	2.33%	2.43%
Days sales outstanding(6)	24.5	23.6	29.5	25.5	27.2
Average annual inventory turnover(7)	10.4	9.7	8.9	9.8	9.9
Days payables outstanding(7)	28.9	28.6	40.3	33.0	30.9
Debt to equity(8)	0.52	0.46	0.79	0.40	0.45

(1)

In December 2008, the company committed to plans to exit its direct-to-consumer business (the “DTC business”), thereby meeting criteria for classification of the business as a discontinued operation in accordance with generally accepted accounting principles. Accordingly, the DTC business is presented as discontinued operations for all periods presented. For additional information regarding discontinued operations, see Note 4 of “Notes to Consolidated Financial Statements.”

(2)	Certain adjustments have been made to conform to current year presentation. See Note 1 of “Notes to Consolidated Financial Statements.”
(3)	Represents shareholders’ equity divided by year-end common shares outstanding.
(4)

The company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result, the company recognized an increase of $0.8 million to the January 1, 2007, balance of retained earnings. See Note 1 of “Notes to Consolidated Financial Statements.”

(5)

On December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” and recognized an increase of $3.1 million as a direct adjustment to accumulated other comprehensive loss. See Note 1 of “Notes to Consolidated Financial Statements.”

(6)	Based on revenues for the fourth quarter of the year.
(7)	Based on cost of goods sold for the preceding 12 months.
(8)	Represents long-term debt, less current portion, divided by shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2008 Financial Results

Overview. In 2008, the company earned net income of $93.3 million, increased from $72.7 million in 2007, and $48.8 million in 2006. Net income per diluted share was $2.25 in 2008, as compared with $1.79 in 2007, and $1.20 in 2006. Operating earnings, which were $180.7 million in 2008, improved from $140.8 million in 2007 and $111.4 million in 2006. As a percentage of revenue, operating earnings were 2.50%, 2.10% and 2.05% in 2008, 2007 and 2006. Operating earnings in 2008 reflect the cost of integrating a portion of the acquired acute-care distribution business of The Burrows Company. Operating earnings in both 2007 and 2006 were affected by the cost of integrating the acquired acute-care distribution business of McKesson Medical-Surgical Inc. Operating earnings for 2007 and 2006 include $6.7 million and $19.3 million of service fees paid to McKesson for operational support during the transition period.

Acquisitions. The company acquired certain assets and liabilities of The Burrows Company (“Burrows”), a Chicago-based distributor of medical and surgical supplies to the acute-care market, on October 1, 2008. The purchase price, net of a $7.0 million purchase price adjustment receivable at December 31, 2008, and including transaction costs, was approximately $17.2 million in cash, plus $56.1 million of assumed debt. The acquisition included inventory valued at $58.2 million, accounts receivable of $37.5 million, and acute-care customer relationships. The acquisition was financed with borrowings under the company’s revolving credit facility. In connection with the acquisition, the company recorded $6.6 million of estimated involuntary termination and lease exit costs. The company also purchased real property associated with the Burrows business for $17.0 million in December 2008. This property was classified as held for sale at December 31, 2008.

Effective September 30, 2006, the company acquired certain assets of the acute-care medical and surgical supply distribution business of McKesson Medical-Surgical Inc. (“McKesson”), a subsidiary of McKesson Corporation. The adjusted purchase price, including transaction costs, was approximately $152.1 million. The acquisition included inventory valued at $105.4 million, acute-care customer relationships, certain fixed assets, and the assumption of facility leases. The acquisition was financed with borrowings under the company’s revolving credit facility and available cash. In connection with the acquisition, the company recorded $6.2 million of estimated involuntary termination and lease exit costs. During 2007, the company completed its allocation of the purchase price, including its determination of the fair value of acquired intangibles. As a result, intangible assets, which are comprised of customer relationships and a non-compete agreement, were reduced by $8.8 million from the amounts recorded at the date of acquisition. These adjustments resulted in an increase to recorded goodwill. At the effective date of the acquisition, McKesson and the company entered into a transition services agreement, pursuant to which McKesson provided operational support to the company during a transition period. Under this agreement, which ended in March 2007, the company paid McKesson revenue-based service fees.

Divestitures. In December 2008, the company announced its intention to exit its direct-to-consumer distribution business (the “DTC business”), dispose of certain remaining assets, and terminate substantially all of the employees of the business, and the company entered into a definitive agreement to sell certain assets of the business. Accordingly, the DTC business is presented as discontinued operations in the company’s consolidated financial statements, and all prior period information has been reclassified to be consistent with the current period presentation.

Results of Operations

The following table presents highlights from the company’s consolidated statements of income on a percentage of revenue basis:

Year ended December 31,	2008	2007	2006
Gross margin	9.90%	9.71%	9.90%
Selling, general and administrative expenses	7.20	7.39	7.64
Operating earnings	2.50	2.10	2.05
Income from continuing operations	1.40	1.07	0.99

Revenue. Revenue was $7.2 billion for 2008, $6.7 billion for 2007 and $5.4 billion for 2006, representing an increase of 8.2% for 2008 compared to 2007 and an increase of 23.0% for 2007 compared to 2006. Approximately 90% of the increase in revenues for 2008 compared to 2007 was due to greater sales from existing customers. Sales to net new customers, including customers acquired from Burrows, partially offset by expected decreases in revenue from the acquired McKesson business, represented approximately 10% of the increase. Approximately 60% of the increase for 2007 compared to 2006 was due to the acquired McKesson business, which contributed $1.05 billion of revenue in 2007, as compared with $281.5 million in 2006. In addition, greater sales volumes to existing healthcare provider customers accounted for an additional 25% of the increase in 2007, while the remaining 15% resulted from sales to new customers.

Gross margin. Gross margin as a percentage of revenue was 9.90% in 2008, 9.71% in 2007 and 9.90% in 2006. Gross margin dollars were $717.3 million in 2008, as compared with $650.0 million in 2007, and $538.8 million in 2006. The increase in gross margin as a percentage of revenue of 19 basis points for 2008 compared to 2007 resulted from: (i) improved gross margin from the acquired McKesson business as this business transitioned to O&M systems; (ii) additional sales of programs and services; (iii) greater supplier incentives; and (iv) greater impact of manufacturers’ price increases. These increases were partially offset by a decrease in gross margin as a percentage of revenue from the acquired Burrows business and an increase in the reserve for last-in, first-out (LIFO) inventory valuation. The decrease in gross margin as a percentage of revenue of 19 basis points from 2006 to 2007 resulted primarily from the effects of certain contract renewals with major group purchasing organizations under which the company offers more favorable pricing to customers as they purchase in greater volume, as well as increased sales to existing customers under these and other contracts. Additionally, the acquired McKesson business experienced lower gross margins as a percentage of sales until this business was transitioned to O&M systems and pricing files were brought to O&M standards.

The company values inventory for its healthcare provider distribution business under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been higher by 0.2% of revenue in 2008, and 0.1% in 2007 and 2006.

Selling, general and administrative (SG&A) expense. SG&A expenses as a percentage of revenue were 7.20% in 2008, 7.39% in 2007, and 7.64% in 2006. SG&A expenses were $521.4 million in 2008, $494.5 million in 2007, and $415.6 million in 2006. SG&A expense dollars increased in 2008 from 2007, primarily as a result of an increase in incentive and share-based compensation expenses of $18.1 million, reflecting improved achievement against certain performance-based measures, as well as the impact of an increase in the price of the company’s common stock factored into the compensation cost of share-based awards granted in 2008. Also contributing to the increase were increases in personnel expenses of $10.1 million, distribution center occupancy expenses of $3.4 million resulting from sales growth, as well as the acquired Burrows business, and increased information technology outsourcing expenses of $3.8 million. These increases were partially offset by non-recurring costs incurred in 2007 associated with the integration of the acquired McKesson business and service fees of $6.7 million paid to McKesson for operational support during the transition period, a decrease in consulting expenses of $1.1 million, and a $3.4 million lower provision for losses on accounts and notes receivable.

SG&A expenses in 2007 and 2006 include $6.7 million and $19.3 million of transition service fees paid to McKesson for operational support during the transition period which ended in March 2007. The remaining decline in SG&A, as a percent of revenue, resulted from lower infrastructure costs, as the company leveraged its costs over greater revenues, partially offset by higher delivery costs and higher teammate benefit costs.

Depreciation and amortization expense. Depreciation and amortization expense increased from $20.9 million in 2007 to $22.0 million in 2008. This increase was primarily due to greater depreciation expense from warehouse equipment purchased in 2008 to accommodate increased sales volume. Depreciation and amortization expense increased from $15.5 million in 2006 to $20.9 million in 2007. This increase was driven by an increase in the amortization of intangibles of $2.1 million related to the McKesson acquisition and approximately $1.0 million of additional depreciation expense from certain information technology assets capitalized pursuant to an amended outsourcing agreement effective during the latter half of 2006. The remainder resulted from greater depreciation expense from capital additions to accommodate the acquired McKesson business.

Other operating income and expense, net. Other operating income and expense, net, was $6.8 million, $6.2 million and $3.7 million of income in 2008, 2007 and 2006, including finance charge income of $4.4 million, $4.4 million and $3.2 million.

Interest expense, net. Interest expense, net, was $16.0 million for 2008, as compared with $23.1 million in 2007 and $13.4 million in 2006. The decrease of $7.1 million from 2007 to 2008 is primarily due to lower balances outstanding under the company’s revolving credit agreement, as the company has significantly reduced borrowings under this facility during 2008. Interest expense also decreased in 2008 due to a more favorable interest rate environment. These decreases were partially offset by interest expense recognized during 2008 on the borrowings related to the Burrows acquisition and interest rate swaps hedging a portion of the company’s $200 million fixed-rate debt. These swaps were designated as a fair value hedge until Lehman Brothers Holdings Inc., guarantor of one of the swaps, declared bankruptcy in September 2008. The company determined at that date that the swaps were no longer expected to be effective in offsetting interest rate risk. The company discontinued accounting for the swaps as a fair value hedge as of that date and realized a loss of $3.1 million, representing the difference between the fair value of the swaps as of the date that hedge accounting was discontinued and the proceeds received on termination of the swaps of $3.8 million. The fair value adjustment of $6.9 million to the carrying value of the related debt is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

Of the $9.7 million increase in interest expense from 2006 to 2007, $7.3 million was due to the company’s borrowings under its revolving credit facility to finance the McKesson acquisition and its related working capital needs. The remainder of the increase was due to lower cash balances available to invest, partially offset by a decrease in interest expense due to the refinancing of long-term debt at lower rates in April 2006.

In April 2006, the company completed its offering of $200 million of 6.35% Senior Notes maturing in 2016 (Senior Notes) and retired substantially all of its $200 million of 8.5% Senior Subordinated Notes due 2011. The company expects to continue to manage its financing costs by managing working capital levels. Future financing costs will be affected primarily by changes in short-term interest rates, and funds used for working capital requirements, capital improvements and for acquisitions.

In 2008, the company’s effective interest rate was 6.2%, excluding interest expense recognized related to the interest rate swaps, on average borrowings of $215.8 million, compared to 6.8% on average borrowings of $346.3 million in 2007, and 7.2% on average borrowings of $234.4 million in 2006.

Income taxes. The provision for income taxes was $63.5 million in 2008, compared with $46.2 million in 2007, and $32.6 million in 2006. The company’s effective tax rate was 38.5% in 2008, as compared with 39.3% in 2007, and 37.7% in 2006. The lower effective tax rates for 2008 and 2006 were due to decreases in tax accruals as a result of the resolution of outstanding tax issues.

Income from continuing operations. Income from continuing operations increased to $101.3 million for 2008, from $71.4 million for 2007, and $54.0 million for 2006. The increases for 2008 compared to 2007, and

2007 compared to 2006, are primarily due to increases in revenues from existing customers. In addition, the company experienced revenue growth from new customers in 2007 and 2008 from its 2006 acquisition of the McKesson business and, in 2008, from its acquisition of the Burrows business in the fourth quarter.

Income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax, was $7.9 million in 2008, compared to income of $1.3 million in 2007 and loss of $5.2 million in 2006. The decrease of $9.2 million for 2008 compared to 2007 was primarily due to pre-tax charges associated with the exit from the DTC business, including losses recognized for abandoned software, employee severance and accrued contract termination costs totaling $7.8 million. The increase of $6.5 million for 2007 compared to 2006 is primarily due to pre-tax charges for uncollectible accounts receivable of $9.3 million recognized in 2006.

Net income. Net income was $93.3 million in 2008, compared to $72.7 million in 2007 and $48.8 million in 2006. The increase of $20.6 million for 2008 compared to 2007 is a result of an increase in revenue of $548.6 million, primarily due to increased sales to existing customers and the acquired Burrows business, which contributed to an increase of $39.9 million in operating earnings. The increase of $24.0 million for 2007 compared to 2006 is due to an increase in revenue of $1.25 billion, primarily due to an increase in sales to existing customers and the acquired McKesson business, which contributed to an increase of $29.4 million in operating earnings. Net income for 2006 included a pre-tax charge of $11.4 million related to a loss on the early retirement of debt, as the company refinanced $200 million in debt.

Financial Condition, Liquidity and Capital Resources

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006:

(in millions)

	2008	2007	2006
Net cash provided by (used in)—continuing operations:
Operating activities	$62.9	$210.3	$(70.9)
Investing activities	(123.3)	(11.8)	(193.8)
Financing activities	65.3	(202.7)	216.9

Liquidity. During 2008, cash and cash equivalents decreased from $10.4 million at December 31, 2007, to $7.9 million at December 31, 2008. In 2008, the company generated $62.9 million of cash from continuing operations, compared with cash from continuing operations of $210.3 million in 2007 and cash used for continuing operations of $70.9 million in 2006. Cash from continuing operations in 2008 was negatively affected by increases in accounts receivable and inventories largely as a result of the Burrows acquisition. Strong operating cash flows in 2007 were primarily driven by decreases in accounts receivable and inventory which had increased at the end of 2006 as a result of the acquisition of the McKesson business. Accounts receivable days sales outstanding (DSO) at December 31, 2008, based on three months’ sales, were 24.5 days, compared with 23.6 days at December 31, 2007, and 29.5 days at December 31, 2006. In 2006, DSO was negatively affected by the McKesson acquisition. Average annual inventory turnover was 10.4, 9.7, and 8.9 in 2008, 2007, and 2006. Average annual inventory turnover for 2008 compared to 2007, and for 2007 compared to 2006, increased as a result of growth in sales at a higher rate than the increase in average inventory for the corresponding period.

Cash used for investing activities increased to $123.3 million in 2008 from $11.8 million in 2007, which decreased from $193.8 million in 2006. Cash used for investing activities in 2008 and 2006 was largely due to acquisitions, as the company invested $96.8 million in 2008 and $170.7 million in 2006 on acquisitions of businesses, including intangible assets. The company acquired certain assets and liabilities of Burrows, in exchange for cash consideration of $17.2 million, net of a $7.0 million purchase price adjustment receivable at December 31, 2008, and including transaction costs, plus $56.1 million of assumed debt. The assumed debt was satisfied in full on the acquisition date, October 1, 2008. The company borrowed approximately $80 million under its revolving credit facility to fund this acquisition. In connection with the acquisition, the company also acquired real property from Burrows in December 2008 for $17.0 million. In 2008, the company invested $27.0 million in capital expenditures, primarily for software, warehouse equipment and additional land near the corporate headquarters building. Cash provided by investing activities in 2007 includes $15.4 million related to acquisitions, which is primarily due to approximately $16.5 million received from McKesson, as the company finalized the determination of the value of inventory transferred. Investing cash flows also included $27.5 million of capital expenditures in 2007 primarily to accommodate the acquired McKesson and other new business. In 2006, $26.5 million of capital expenditures included spending on construction of the new corporate headquarters building.

The company’s financing activities provided $65.3 million in cash in 2008, used $202.7 million of cash in 2007, and provided $216.9 million of cash in 2006. In 2008, cash provided by financing activities was primarily due to net borrowings under the revolving credit facility of $73.7 million used to partially fund the Burrows acquisition, and the related payment of assumed debt, partially offset by the use of funds for the payment of dividends of $33.0 million. In 2007, the company reduced net borrowings under its revolving credit facility by $152.6 million, which partially funded the McKesson acquisition and its related working capital needs. An additional $27.6 million of cash was used to fund dividends and $34.6 million to reduce drafts payable. In 2006, cash provided by financing activities was primarily due to borrowings under the revolving credit facility of $229.1 million used to partially fund the McKesson acquisition and to fund working capital requirements during the integration of the acquired business, and an increase of $17.1 million in drafts payable. Proceeds from financing activities in 2006 were partially offset by the use of funds for the payment of dividends of $24.1 million and the refinancing of long-term debt.

In April 2006, the company issued $200 million of 6.35% Senior Notes maturing April 15, 2016. The net proceeds from the Senior Notes, together with available cash, were used to retire substantially all of the company’s $200 million of 8.5% Senior Subordinated Notes. Interest on the Senior Notes is paid semi-annually on April 15 and October 15, beginning October 15, 2006. The company has an investment grade rating of “BBB-” from Standard & Poor’s and Fitch Ratings and a rating of “Ba2” from Moody’s.

In conjunction with the Senior Notes, the company entered into interest rate swap agreements, under which the company paid counterparties variable rates based on LIBOR, and the counterparties paid the company a fixed interest rate of 6.35% on a notional amount of $100 million, effectively converting one-half of the Senior Notes to variable-rate debt. These swaps were designated as fair value hedges and were assumed to have no ineffectiveness. During 2008, the company terminated these interest rate swap agreements and received cash proceeds totaling $4.7 million, of which $3.8 million related to the fair value of the swaps is included in cash provided by financing and $0.9 million related to accrued interest is included in cash provided by operating activities.

The company has a $306 million revolving credit facility which expires on May 3, 2011. In July 2008, the credit agreement was amended to improve the company’s flexibility by changing certain restrictions and by releasing certain guarantors. The interest rate on the facility is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio, as defined by the credit agreement. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets. At December 31, 2008, the company was in compliance with these covenants. The company had total borrowing capacity under the facility of $350 million; however, on October 1, 2008, Lehman Brothers, Inc. defaulted on its commitment under the facility, thereby decreasing the company’s total borrowing capacity to $306 million. At December 31, 2008, the following financial institutions had commitments under the facility: Bank of America, N.A., Citibank N.A., SunTrust Bank, Wachovia Bank, National Association, Comerica Bank, KeyBank National Association, Union Bank of California, N.A., U.S. Bank, National Association, The Bank of New York and Fifth Third Bank. At December 31, 2008, Owens & Minor had $159.3 million outstanding under the facility, including outstanding letters of credit, leaving $146.7 million available for borrowing as of December 31, 2008.

On December 22, 2008, the company entered into a definitive agreement to sell certain assets of its DTC business for $63 million in cash. The sale of these assets was completed on January 2, 2009, and the proceeds were used to reduce borrowings under the revolving credit facility.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured, as economic conditions may impact the ability of financial institutions to meet their contractual commitments to the company or may impact O&M’s customers’ ability to meet their obligations to the company. Based on the company’s leverage ratio at December 31, 2008, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will remain unchanged at LIBOR plus 62.5 basis points at the next adjustment date.

The following is a summary of the company’s significant contractual obligations as of December 31, 2008:

(in millions)

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt, including interest payments(1)	$448.2	$14.6	$178.6	$25.4	$229.6
Purchase obligations(2)	193.0	39.3	68.1	66.4	19.2
Operating leases(2)	162.4	41.3	65.7	38.9	16.5
Capital lease obligations(1)	3.8	1.7	1.8	0.3	—
FIN 48 liability(3)	21.2	0.4	—	—	—
Other long-term liabilities(4)	39.2	4.9	7.4	8.5	18.4

Total contractual obligations(5)	$867.8	$102.2	$321.6	$139.5	$283.7

(1)	See Note 10 to the consolidated financial statements. Debt is assumed to be held to maturity with interest paid at the stated rate.
(2)	See Note 17 to the consolidated financial statements.
(3)	Total FIN 48 liability includes $20.8 million, for which the company cannot reasonably estimate the timing of cash settlement.
(4)

Other long-term liabilities include obligations for retirement plans. Expected timing of payments is based on actuarial assumptions; actual timing of payments could vary significantly from amounts projected. See Note 13 to the consolidated financial statements.

(5)

Excludes certain contingent contractual obligations that are required to be paid in the event that performance targets specified by customer contracts are not achieved. See Note 17 to the consolidated financial statements.

Capital expenditures. Capital expenditures were $27.0 million in 2008, compared to $27.5 million in 2007 and $26.5 million in 2006. Capital expenditures in 2008, 2007 and 2006 reflect additions to equipment and software to accommodate the growth in the business. Capital expenditures in 2008 also include the purchase of land for possible future expansion of the company’s headquarters for $5.4 million.

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

Allowances for losses on accounts and notes receivable. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, allowances to contractual amounts expected to be collected from Medicare and other third-party insurers, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2008, the company had accounts and notes receivable of $521.3 million, net of allowances of $14.8 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on net income. The company actively manages its accounts receivable to minimize credit risk.

Inventory valuation. In order to state inventories at the lower of LIFO cost or market, the company maintains an allowance for obsolete and excess inventory based upon the expectation that some inventory will become obsolete and be sold for less than cost or become unsaleable altogether. The allowance is estimated based on factors such as age of the inventory and historical trends. At December 31, 2008, the company had inventory of $679.1 million, net of an allowance of $4.0 million. Changes in product specifications, customer product preferences or the loss of a customer could result in unanticipated impairment in net realizable value that may have a material impact on cost of goods sold, gross margin and net income. The company actively manages its inventory levels to minimize the risk of loss.

Goodwill. The company performs an impairment test of its goodwill based on its reporting units as defined in SFAS 142, Goodwill and Other Intangible Assets, on an annual basis. In performing the impairment test, the company determines the fair value of its reporting units using valuation techniques which can include multiples of the units’ earnings before interest, taxes, depreciation and amortization (EBITDA), present value of expected cash flows, and quoted market prices. The EBITDA multiples are based on an analysis of current market capitalizations and recent acquisition prices of similar companies. The fair value of each reporting unit is then compared to its carrying value to determine potential impairment. The company’s goodwill totaled $252.4 million at December 31, 2008.

The impairment review required by SFAS 142 requires the extensive use of accounting judgment and financial estimates. The application of alternative assumptions, such as different discount rates or EBITDA multiples, or the testing for impairment at a different level of organization or under a different organization structure, could produce materially different results.

Self-insurance liabilities. The company is self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, the company maintains insurance for individual losses exceeding certain limits. The company estimates its liabilities for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors provided by outside actuaries. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then the company may be required to record additional expense or reductions to expense that could be material to the company’s financial condition and results of operations. Self-insurance liabilities recorded in the company’s consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $10.6 million at December 31, 2008.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 in the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Owens & Minor provides credit, in the normal course of business, to its customers and is exposed to losses resulting from nonpayment or delinquent payment by customers. The company performs initial and ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The company measures its performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at December 31, 2008, were $521.3 million and DSO for 2008 was 24.5. A hypothetical increase in DSO of one day would result in an increase in borrowings against the company’s revolving credit facility of approximately $20 million.

The company has $200 million of outstanding fixed-rate debt maturing in 2016. During 2008, O&M used interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company was exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements and to market risk from changes in interest rates related to these swap agreements. The company terminated these swap agreements during 2008.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. The company had $150.6 million of outstanding borrowings and $8.7 million in letters of credit under its revolving credit facility at December 31, 2008. A hypothetical increase in LIBOR, the Federal Funds Rate or the Prime Rate of 100 basis points could result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period, the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the company’s internal control over financial reporting as of December 31, 2008, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

The company acquired certain assets and liabilities of The Burrows Company effective October 1, 2008. The company excluded the acquired business from its assessment of and conclusion on the effectiveness of its internal control over financial reporting. During 2008, the acquired business contributed approximately 2% of the company’s total revenues and, at December 31, 2008, comprised less than 5% of the company’s total assets.

Craig R. Smith President & Chief Executive Officer

James L. Bierman Senior Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens and Minor, Inc.:

We have audited Owens & Minor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired certain assets and liabilities of The Burrows Company (the acquired business) during 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 the acquired business’s internal control over financial reporting, which comprised less than 5% of the Company’s total assets and contributed approximately 2% of the Company’s total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired business.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens and Minor, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009, expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 27, 2009

Part III

Items 10-14.

Information required by Items 10-14 can be found under “Corporate Officers” on page 8 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2009 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because the company’s common stock is listed on the New York Stock Exchange (“NYSE”), the company’s Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. The company’s Chief Executive Officer made his annual certification to that effect to the NYSE as of May 1, 2008. In addition, the company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of its principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of the company’s public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 63.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2008	2007	2006
Revenue	$7,243,237	$6,694,596	$5,441,266
Cost of revenue	6,525,977	6,044,631	4,902,500

Gross margin	717,260	649,965	538,766
Selling, general and administrative expenses	521,401	494,515	415,554
Depreciation and amortization	21,955	20,856	15,512
Other operating income and expense, net	(6,821)	(6,187)	(3,690)

Operating earnings	180,725	140,781	111,390
Interest expense, net	15,999	23,148	13,420
Loss on early extinguishment of debt	—	—	11,411

Income before income taxes	164,726	117,633	86,559
Income tax provision	63,469	46,222	32,606

Income from continuing operations	101,257	71,411	53,953
Income (loss) from discontinued operations, net of tax	(7,930)	1,299	(5,201)

Net income	$93,327	$72,710	$48,752

Income (loss) per share—basic:
Continuing operations	$2.48	$1.77	$1.35
Discontinued operations	(0.19)	0.04	(0.13)

Net income per share—basic	$2.29	$1.81	$1.22

Income (loss) per share—diluted:
Continuing operations	$2.44	$1.76	$1.33
Discontinued operations	(0.19)	0.03	(0.13)

Net income per share—diluted	$2.25	$1.79	$1.20

Cash dividends per common share	$0.80	$0.68	$0.60

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2008	2007
Assets
Current assets
Cash and cash equivalents	$7,886	$10,395
Accounts and notes receivable, net	521,311	441,416
Merchandise inventories	679,069	577,921
Other current assets	71,329	47,360
Current assets of discontinued operations	32,199	25,689

Total current assets	1,311,794	1,102,781
Property and equipment, net	76,949	72,299
Property held for sale	15,730	—
Goodwill, net	252,412	232,846
Intangible assets, net	27,802	19,044
Other assets, net	29,145	32,077
Other assets of discontinued operations	62,358	68,956

Total assets	$1,776,190	$1,528,003

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$513,026	$471,261
Accrued payroll and related liabilities	40,018	17,076
Deferred income taxes	34,407	21,748
Other accrued liabilities	69,022	62,446
Current liabilities of discontinued operations	11,038	8,856

Total current liabilities	667,511	581,387
Long-term debt, excluding current portion	359,237	283,845
Deferred income taxes	2,658	1,264
Other liabilities	57,733	47,148

Total liabilities	1,087,139	913,644

Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—41,441 shares and 40,874 shares	82,881	81,748
Paid-in capital	180,074	161,978
Retained earnings	438,192	377,913
Accumulated other comprehensive loss	(12,096)	(7,280)

Total shareholders’ equity	689,051	614,359

Total liabilities and shareholders’ equity	$1,776,190	$1,528,003

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2008	2007	2006
Operating activities
Net income	$93,327	$72,710	$48,752
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Loss (income) from discontinued operations	7,930	(1,299)	5,201
Depreciation and amortization	21,955	20,856	15,512
Deferred income tax provision	17,618	(5,939)	13,206
Loss on early extinguishment of debt	—	—	11,411
Provision for LIFO reserve	13,172	8,424	3,944
Share-based compensation expense	7,563	5,830	4,862
Loss on interest rate swaps	3,141	—	—
Provision for losses on accounts and notes receivable	4,274	8,009	3,323
Changes in operating assets and liabilities:
Accounts and notes receivable	(48,464)	70,747	(190,785)
Merchandise inventories	(56,156)	60,742	(106,560)
Accounts payable	(13,584)	(33,000)	135,894
Net change in other current assets and current liabilities	9,833	7,100	(15,225)
Other, net	2,269	(3,832)	(431)

Cash provided by (used for) operating activities of continuing operations	62,878	210,348	(70,896)

Investing activities
Additions to property and equipment	(17,669)	(19,104)	(20,657)
Additions to computer software	(9,281)	(8,444)	(5,875)
Net cash (paid) received related to acquisitions of businesses	(96,790)	15,441	(170,680)
Other, net	409	327	3,407

Cash used for investing activities of continuing operations	(123,331)	(11,780)	(193,805)

Financing activities
Net proceeds from issuance of 6.35% Senior Notes	—	—	198,054
Repayment of 8.5% Senior Subordinated Notes	—	—	(210,459)
Cash dividends paid	(33,048)	(27,637)	(24,092)
Net borrowings (payments) on revolving credit facility	73,670	(152,600)	229,100
Proceeds from exercise of stock options	8,968	9,621	4,317
Excess tax benefits related to stock-based compensation	3,421	4,084	1,632
Increase (decrease) in drafts payable	11,316	(34,634)	17,100
Proceeds from termination of interest rate swaps	3,795	—	—
Other, net	(2,859)	(1,491)	1,278

Cash provided by (used for) financing activities of continuing operations	65,263	(202,657)	216,930

Discontinued operations:
Operating cash flows	(7,115)	9,489	(1,247)
Investing cash flows	(204)	(2,995)	(17,189)

Net cash (used for) provided by discontinued operations	(7,319)	6,494	(18,436)

Net (decrease) increase in cash and cash equivalents	(2,509)	2,405	(66,207)
Cash and cash equivalents at beginning of year	10,395	7,990	74,197

Cash and cash equivalents at end of year	$7,886	$10,395	$7,990

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands)
	Common Shares Outstanding	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2005	39,890	$79,781	$133,653	$307,353	$(8,789)	$511,998
Net income				48,752		48,752
Other comprehensive income:
Minimum pension liability adjustment, net of $1,799 tax expense					2,815	2,815
Cash flow hedge activity, net of $296 tax expense					463	463

Comprehensive income						52,030

Adjustment to adopt the provisions of SFAS No. 158					(3,120)	(3,120)
Issuance of restricted stock, net of forfeitures	127	253	(253)			—
Amortization of unearned compensation			5,263			5,263
Cash dividends ($0.60 per share)				(24,092)		(24,092)
Exercise of stock options, including excess tax benefits of $1,632	257	514	5,435			5,949
Other	(17)	(33)	(541)			(574)

Balance December 31, 2006	40,257	$80,515	$143,557	$332,013	$(8,631)	$547,454
Net income				72,710		72,710
Other comprehensive income:
Retirement benefit plan adjustments, net of $896 tax expense					1,402	1,402
Cash flow hedge activity, net of $32 tax benefit					(51)	(51)

Comprehensive income						74,061

Adjustment to adopt the provisions of FIN No. 48				827		827
Issuance of restricted stock, net of forfeitures	113	225	(225)			—
Amortization of unearned compensation			6,507			6,507
Cash dividends ($0.68 per share)				(27,637)		(27,637)
Exercise of stock options, including excess tax benefits of $4,084	521	1,042	12,663			13,705
Other	(17)	(34)	(524)			(558)

Balance December 31, 2007	40,874	$81,748	$161,978	$377,913	$(7,280)	$614,359
Net Income				93,327		93,327
Other comprehensive income:
Retirement benefit plan adjustments, net of $3,049 tax benefit					(4,768)	(4,768)
Cash flow hedge activity, net of $32 tax benefit					(48)	(48)

Comprehensive income						88,511

Issuance of restricted stock, net of forfeitures	210	420	(420)			—
Amortization of unearned compensation			8,067			8,067
Cash dividends ($0.80 per share)				(33,048)		(33,048)
Exercise of stock options, including excess tax benefits of $3,421	383	766	11,623			12,389
Other	(26)	(53)	(1,174)			(1,227)

Balance December 31, 2008	41,441	$82,881	$180,074	$438,192	$(12,096)	$689,051

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation. Owens & Minor, Inc. is a leading national distributor of medical and surgical supplies to acute-care healthcare providers, and a healthcare supply-chain management company. In addition, the company had operations in the direct-to-consumer distribution of diabetic supplies and products for certain other chronic diseases (the “DTC business”). In December 2008, the company signed a definitive agreement to sell certain assets of the DTC business and began to exit the DTC business. Accordingly, the DTC business is presented as discontinued operations for all periods presented and, unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including note disclosures, contain only information related to the company’s continuing operations. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries (the company). All significant intercompany accounts and transactions have been eliminated.

Reclassifications and Adjustments. In 2008, the company identified errors in its previously filed consolidated balance sheet as of December 31, 2007, and consolidated statements of cash flows for the years ended December 31, 2007 and 2006. The errors were the result of the company incorrectly classifying bank overdrafts of $8.3 million as of December 31, 2007, in cash and cash equivalents rather than in accounts payable, and the company incorrectly classifying an increase in bank overdrafts of $5.4 million and $0.6 million for 2007 and 2006, respectively, as a change in cash and cash equivalents rather than in drafts payable in cash used for financing activities. The correction of these errors did not impact previously reported net income, shareholders’ equity, or net income per share for any of the periods presented.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles of the United States requires management to make assumptions and estimates that affect amounts reported. Estimates are used for, but not limited to, the accounting for the allowances for losses on accounts and notes receivable, inventory valuation allowances, depreciation and amortization, goodwill valuation, valuation of intangible assets, self-insurance reserves, tax liabilities, and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost.

Accounts and Notes Receivable. Accounts receivable from healthcare provider customers are recorded at the invoiced amount. The company assesses finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectibility. The company maintains valuation allowances based upon the expected collectibility of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible and for product returns. The allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Allowances for losses on accounts and notes receivable of $14.8 million, $13.3 million and $8.3 million have been applied as reductions of accounts receivable at December 31, 2008, 2007, and 2006. Write-offs of accounts and notes receivable were $2.8 million, $3.0 million and $0.9 million for 2008, 2007 and 2006. Accounts receivable for direct-to-consumer distribution sales are recorded at the estimated contractually allowable amounts based on rates provided by Medicare and other third-party payors and ultimate collectibility of co-payments from consumers and are included in current assets of discontinued operations.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Merchandise Inventories. The company’s merchandise inventories are stated at the lower of cost or market. Inventories are generally valued on a last-in, first-out (LIFO) basis.

Property and Equipment. Property and equipment are stated at cost or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. Depreciation and amortization are provided for financial reporting purposes using the straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to eight years for warehouse equipment, five to 40 years for buildings and building improvements, and three to eight years for computer, furniture and fixtures, and office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes.

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

Direct-Response Advertising Costs. The company deferred those costs of direct-response advertising of its DTC business that met the capitalization requirements of American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs. The company amortized these costs over a four-year period on an accelerated basis. The company’s ability to realize the value of these assets was evaluated periodically by comparing the carrying amounts of the assets to the future net revenues expected to result from sales to customers obtained through the advertising.

Computer Software. The company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2008 and 2007 was $19.6 million and $16.4 million. Depreciation and amortization expense includes $5.9 million, $5.8 million and $5.7 million of software amortization for the years ended December 31, 2008, 2007 and 2006.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date, net of accumulated amortization. Intangible assets consisting of customer relationships, non-competition agreements and trademarks are amortized over their estimated useful lives. Customer relationships are generally amortized for periods between four and 15 years. Other intangible assets are amortized on a straight-line basis, generally for periods between three and 15 years.

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

In the DTC business, revenue was recognized when products ordered by customers were shipped and was recorded net of contractual allowances at the amounts expected to be collected from Medicare, third-party insurers and from patients directly. Contractual allowances were based on reimbursement rates and historical experience of Medicare and other payors.

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

Supplier Incentives. The company has contractual arrangements with certain suppliers that provide for the payment of performance-based incentives. These incentives are accounted for in accordance with the provisions of EITF 02-16, Accounting By a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. These payments are recognized as a reduction in cost of revenue as the associated inventory is sold or, if later, the time at which they become probable and reasonably estimable.

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

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

As permitted by SFAS 123, the company used the intrinsic value method as defined by APB 25 to account for share-based payments prior to January 1, 2006. As a result, the adoption of SFAS 123(R) had, and is expected to continue to have, a significant effect on the company’s results of operations, although it will not significantly affect the company’s overall financial position.

Derivative Financial Instruments. During the years presented, the company entered into interest rate swaps as part of its interest rate risk management strategy. The purpose of these swaps was to maintain a mix of fixed to floating rate financing in order to manage interest rate risk. These swaps were recognized on the balance sheet at their fair value, based on estimates of the prices obtained from a dealer. All of the company’s interest rate swaps were designated as hedges of the fair value of a portion of the company’s long-term debt and, accordingly, the changes in the fair value of the swaps and the changes in the fair value of the hedged item attributable to the hedged risk were recognized as a charge or credit to interest expense. The company assessed, both at the hedge’s inception and on an ongoing basis, whether the swaps were highly effective in offsetting changes in the fair values of the hedged items. If it determined that an interest rate swap ceased to be a highly effective hedge, the company discontinued hedge accounting prospectively. If an interest rate swap was terminated, no gain or loss was recognized, since the swaps were recorded at fair value. However, the change in fair value of the hedged item attributable to hedged risk was amortized to interest expense over the remaining life of the hedged item.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income from continuing operations in the period that includes the enactment date. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized. When the company has claimed tax benefits that may be challenged by a tax authority, these uncertain tax positions are accounted for under Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. We adopted FIN 48 beginning January 1, 2007. Prior to 2007, income tax contingencies were accounted for under FASB Statement No 5, Accounting for Contingencies. Interest and penalties related to income taxes are recognized in income tax expense.

Recent Accounting Pronouncements

On December 31, 2006, the company adopted Statement of Financial Accounting Standards No. (SFAS) 158, which required the company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in its December 31, 2006, consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive income. The adjustment of $5.1 million ($3.1 million, net of tax) is presented as a direct adjustment to accumulated other comprehensive income at December 31, 2006.

On January 1, 2007, the company adopted FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. The adoption of FIN 48 did not have a material effect on the company’s consolidated statement of income for the year ended December 31, 2007.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The company adopted SFAS 157, Fair Value Measurements, beginning in the interim period ended March 31, 2008, for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. In February 2008, the effective date of SFAS 157 was deferred to fiscal years beginning after November 15, 2008, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption had no impact on the company’s results of operations or financial position for the periods presented herein. The company is evaluating the impact of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the company’s financial position and results of operations.

In October 2008, the company adopted FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active. The company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values as of December 31, 2008, and there was no impact on the company’s financial position or results of operations for 2008.

The company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, as of January 1, 2008. This statement permits the company to elect to account for most financial assets and financial liabilities at fair value, rather than at historical cost, with changes in the fair value recognized in earnings. The election may be made on an instrument-by-instrument basis and is irrevocable. The adoption had no impact on the company’s consolidated financial statements for 2008, as the company has not elected the fair value option for any of its financial assets or financial liabilities.

The company adopted Emerging Issues Task Force Issue No. (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, as of January 1, 2008, on a prospective basis. EITF 06-11 requires income tax benefits from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options to be recognized as an increase to additional paid-in capital. The impact of the adoption of EITF 06-11 for 2008 was not material.

The company adopted SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, in the fourth quarter of 2008. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). The adoption of SFAS 162 did not have an impact on the company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including the value of contingent consideration, in-process research and development, and acquisition contingencies. Purchase accounting adjustments will be reflected during the period in which an acquisition was originally recorded. Additionally, SFAS 141(R) requires transaction costs and restructuring charges to be expensed. SFAS 141(R) is effective for the company for acquisitions closing on or after January 1, 2009. SFAS 141(R) will have an impact on the company’s accounting and disclosure practices for any future business combinations.

In March 2008, SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, was issued. This statement requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 will be effective for the company in the first quarter of 2009, and the impact to the company’s consolidated financial statements will be limited to changes in disclosures.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

In April 2008, FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, was issued. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FSP is effective for the company beginning in 2009, with prospective application to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 is not expected to have a material impact on the company’s consolidated financial statements.

In June 2008, FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for the company beginning 2009. All prior period EPS data presented will be adjusted retrospectively. The company expects the adoption of this FSP will result in a decrease in income per basic and diluted share from continuing operations and net income per basic and diluted share of $0.01 to $0.02 for each of the years presented.

In December 2008, FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which requires disclosures about plan assets, including information about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, and the impact to the company’s consolidated financial statements will be limited to changes in disclosures.

Note 2—Significant Risks and Uncertainties

The company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments are placed with high-credit-quality institutions, and concentrations within accounts and notes receivable are limited due to their geographic dispersion.

Revenue from member hospitals under contract with Novation totaled $2.8 billion in 2008, $2.7 billion in 2007, and $2.3 billion in 2006, which is approximately 38%, 41% and 43% of the company’s revenue. Revenue from member hospitals under contract with Premier totaled $1.5 billion in 2008, $1.3 billion in 2007 and $0.8 billion in 2006, or approximately 20%, in 2008 and 2007, and 14%, in 2006, of the company’s revenue. Revenue from member hospitals under contract with Broadlane totaled $0.9 billion in 2008, $0.8 billion for 2007, and $0.6 billion in 2006, or approximately 12% of the company’s revenue for each year. As members of group purchasing organizations, Novation, Premier and Broadlane members have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers.

Note 3—Acquisitions of Businesses and Intangible Assets

The Burrows Company

On October 1, 2008, the company acquired certain assets and liabilities of The Burrows Company, a Chicago-based, privately-held distributor of medical and surgical supplies to the acute-care market. The purchase price was approximately $17.2 million of cash, net of a $7.0 million purchase price adjustment receivable at December 31, 2008, plus $56.1 million of assumed debt, which was satisfied in full on the acquisition date. The

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

company borrowed approximately $80 million under its revolving credit facility to fund this acquisition and the related payment of assumed debt. In conjunction with this acquisition, the company also entered into an agreement to purchase certain real property used in the operation of the business. The purchase of the real property was completed in December 2008, for a purchase price of $17.0 million. The property was recorded at a preliminary estimate of fair value less estimated selling costs and is classified as held for sale at December 31, 2008.

The acquisition is being accounted for as a business combination in accordance with SFAS 141, Business Combinations, and as such, the acquired assets and liabilities are recorded based on their estimated fair values as of the acquisition date. The allocation of the purchase price is expected to be finalized after the valuation of certain assets is complete. Approximately $19.6 million of the preliminary purchase price allocation has been assigned to goodwill, all of which is deductible for tax purposes. Included in the purchase price allocation are acquired identified intangible assets of $10.9 million representing customer relationships with an estimated weighted average life of 15 years. Additionally, the company recorded $6.6 million of estimated involuntary termination costs and costs to exit leases.

The following table presents the preliminary estimated fair values of the assets acquired and liabilities assumed in the acquisition:

Purchase Allocation
Assets acquired
Accounts receivable	$37,484
Inventory	58,164
Other current assets	292
Property and equipment	164
Property held for sale	15,730
Intangible assets	10,900
Goodwill	19,566

Total Assets Acquired	142,300

Liabilities assumed
Current liabilities	52,505

Total Liabilities Assumed	52,505

Net Assets Acquired, less cash	$89,795

The results of operations of the acquired business are included in the company’s financial statements as of the acquisition date. During 2008, the acquired business contributed approximately 2% of the company’s total revenues.

The unaudited pro forma impact of the acquisition, as if the acquisition had been completed as of the beginning of each year, is an increase of less than 10% of consolidated revenues for 2008 and 2007. The unaudited pro forma impact of the acquisition on income from continuing operations and income from continuing operations per diluted share for 2008 and 2007 is not material.

McKesson Acute-Care Business

Effective September 30, 2006, the company acquired certain assets, including inventory, fixed assets and customer contracts, and assumed certain liabilities, including lease obligations, related to the acute-care medical

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

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

During 2007, the company completed its allocation of the purchase price, including the values assigned to a non-compete agreement, acquired customer relationships, involuntary termination costs, and lease exit liabilities. These adjustments resulted in a $12.7 million increase to goodwill. Additionally, the company finalized the determination of the value of inventory transferred, resulting in the receipt of a cash payment of $16.5 million.

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

The acquisition was accounted for as a business combination in accordance with SFAS 141, Business Combinations, and as such, the acquired assets and liabilities were recorded based on their estimated fair values as of the closing date.

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

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

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

Note 4—Discontinued Operations

In December 2008, the company entered into a definitive agreement to sell certain assets of its DTC business for $63.0 million in cash. The sale of these assets was completed in January 2009. Revenues from discontinued operations for 2008, 2007 and 2006 were $94.4 million, $105.9 million and $92.5 million. Income (loss) from discontinued operations before income taxes for 2008, 2007 and 2006 was ($12.5) million, $2.6 million and ($8.5) million. The company recognized losses totaling $7.8 million in 2008 for costs associated with exiting the DTC business, including abandoned software, employee severance and accrued contract termination costs. No debt was required to be repaid as a result of the sale. The company elected not to allocate a portion of consolidated interest expense to discontinued operations.

The assets and liabilities of the discontinued DTC business reflected on the consolidated balance sheets at December 31, 2008 and 2007, are as follows:

December 31,	2008	2007
Accounts and notes receivable, net	$26,606	$20,976
Merchandise inventories	4,549	3,649
Other current assets	1,044	1,064

Current assets of discontinued operations	$32,199	$25,689

Property and equipment, net	2,633	3,823
Goodwill	38,852	38,852
Intangible assets, net	6,611	13,473
Direct response advertising costs, net	13,937	10,469
Other assets, net	325	2,339

Other assets of discontinued operations	$62,358	$68,956

Accounts payable	5,294	6,106
Accrued payroll and related liabilities	3,494	1,687
Other accrued liabilities	2,250	1,063

Current liabilities of discontinued operations	$11,038	$8,856

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The following table presents the activity in capitalized direct-response advertising of the DTC business for the years ended December 31, 2008 and 2007:

	2008	2007
Beginning, capitalized direct-response advertising, net	$10,469	$9,817
Deferred direct-response advertising costs	10,886	7,972
Amortization	(7,418)	(6,756)
Impairment	—	(564)

Ending, capitalized direct-response advertising, net	$13,937	$10,469

Note 5—Fair Value Measurements and Disclosures

The company adopted SFAS 157, Fair Value Measurements, on January 1, 2008, for its financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The company does not have any material financial assets or liabilities that must be recorded at fair value as of December 31, 2008.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. See Notes 10 and 11 for the fair value of the company’s debt instruments and interest rate swaps.

Note 6—Merchandise Inventories

The company’s merchandise inventories are generally valued on a LIFO basis. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $79.2 million and $66.0 million as of December 31, 2008 and 2007.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 7—Property and Equipment

Property and equipment consists of the following:

December 31,	2008	2007
Warehouse equipment	$48,936	$45,341
Computer equipment	26,038	27,386
Building and improvements	23,587	23,267
Office equipment and other	14,486	13,484
Leasehold improvements	11,758	10,037
Furniture and fixtures	10,110	9,829
Land and improvements	13,246	7,787

	148,161	137,131
Accumulated depreciation and amortization	(71,212)	(64,832)

Property and equipment, net	$76,949	$72,299

Depreciation and amortization expense for property and equipment was $ 13.9 million, $12.7 million, and $9.0 million for the years ended December 31, 2008, 2007, and 2006.

Note 8—Goodwill and Intangible Assets

The following table presents the activity in goodwill for the years ended December 31, 2008 and 2007:

Balance, December 31, 2006	$220,818
Additions due to acquisitions	12,028

Balance, December 31, 2007	232,846
Additions due to acquisitions	19,566

Balance, December 31, 2008	$252,412

Intangible assets at December 31, 2008 and 2007, are as follows:

	2008		2007
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$29,183	$4,131	$18,282	$4,131
Accumulated amortization	(3,513)	(1,999)	(2,158)	(1,211)

Net intangible assets	$25,670	$2,132	$16,124	$2,920

Weighted average useful life	15 years	5 years	15 years	5 years

Amortization expense for intangible assets was $2.1 million, $2.4 million, and $0.8 million for the years ended December 31, 2008, 2007, and 2006.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense for the next five years is as follows: 2009—$2.7 million; 2010—$2.7 million; 2011—$2.5 million; 2012—$1.9 million; 2013—$1.9 million.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 9—Accounts Payable

Accounts payable consists of the following:

December 31,	2008	2007
Accounts payable—trade	$457,444	$426,995
Drafts payable	55,582	44,266

Total	$513,026	$471,261

Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 10—Debt

Debt consists of the following:

December 31,	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $200 million par value, maturing April 2016	$206,579	$174,250	$204,905	$203,250
Revolving credit facility with interest based on London Interbank Offered Rate (LIBOR), Federal Funds Rate or Prime Rate, expires May 2011, credit limit of $306 million	150,578	150,578	76,500	76,500
Capital leases	3,847	3,847	4,572	4,572
Other	999	999	999	999

Total debt	362,003	329,674	286,976	285,321
Less current maturities	(2,766)	(2,766)	(3,131)	(3,131)

Long-term debt	$359,237	$326,908	$283,845	$282,190

In April 2006, the company issued $200 million of 6.35% Senior Notes maturing on April 15, 2016 (Senior Notes). Interest on the Senior Notes is payable semi-annually on April 15 and October 15. The Senior Notes are redeemable at the company’s option, subject to certain restrictions, and are unconditionally guaranteed on a joint and several basis by certain subsidiaries of the company. The net proceeds from the Senior Notes, together with available cash, were used to retire 8.5% Senior Subordinated Notes due in 2011 (2011 Notes). The early retirement of the 2011 Notes resulted in a loss of $11.4 million, comprised of $8.0 million of retirement cost in excess of carrying value, a $3.0 million write-off of debt issuance costs, and $0.4 million of fees.

In January 2007, the company amended its $250 million revolving credit facility, increasing its credit limit to $350 million. On October 1, 2008, Lehman Brothers, Inc. defaulted on its commitment under the revolving credit facility, thereby decreasing the company’s total borrowing capacity to $306 million. In July 2008, the company amended its credit facility to change certain restrictions and to release certain guarantors. The interest rate of the amended facility is based on, at the company’s discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee due to the company’s investment grade rating. The terms of the agreement limit the amount of indebtedness that the company may incur, require the company to maintain certain levels of net worth, leverage ratio and fixed charge coverage ratio, and restrict the ability of the company to materially alter the character of the business through consolidation, merger, or purchase or sale of assets.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Cash payments for interest during 2008, 2007, and 2006, were $12.9 million, $23.5 million, and $19.6 million.

The estimated fair value of long-term debt is estimated based on quoted market prices for the same or similar issues or on the borrowing rates currently available to the company for loans with similar terms and average maturities. At December 31, 2008, the company had $150.6 million outstanding on the revolving credit facility, due May 2011, and letters of credit of $8.7 million, leaving $146.7 million available for borrowing. At December 31, 2008, the company had no other long-term debt, other than capital leases, due within the next five years. Future minimum capital lease payments, net of interest, for the five years subsequent to December 31, 2008, are $1.7 million in 2009, $1.2 million in 2010, $0.6 million in 2011, $0.2 million in 2012, and $0.1 million in 2013. At December 31, 2008, the company was in compliance with its debt covenants.

Note 11—Derivative Financial Instruments

In April 2006, in conjunction with the issuance of the Senior Notes, the company entered into interest rate swap agreements of $100 million notional amounts, under which the company paid counterparties a variable rate based on LIBOR, and the counterparties paid the company a fixed interest rate of 6.35%, effectively converting one-half of the Senior Notes to variable-rate debt. The swaps were designated as a fair value hedge of the Senior Notes. Accordingly, no net gains or losses were recorded on the statement of income related to the company’s underlying debt and interest rate swap agreements. The fair value of the swaps was determined using observable market inputs (Level 2), as defined by, and in accordance with, the fair value hierarchy of SFAS 157, Fair Value Measurement.

During 2008, Lehman Brothers Holdings, Inc., guarantor of one of the interest rate swaps, declared bankruptcy. The company determined at that date that the swaps were no longer expected to be effective in offsetting interest rate risk. The company discontinued accounting for the swaps as a fair value hedge as of that date. The company terminated the swaps in 2008 and received proceeds of $3.8 million, plus accrued interest of $0.9 million. The company realized a loss of $3.1 million, included in interest expense, net, in 2008. This loss represents the difference between the fair value of the swaps as of the date that hedge accounting was discontinued and the proceeds received on the termination of the swaps. The fair value adjustment of $6.9 million to the carrying value of the related debt, recorded prior to the discontinuance of hedge accounting, is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

The company has no interest rate swap agreements at December 31, 2008. Based on estimates of the prices obtained from a dealer, the fair value of the company’s interest rate swaps at December 31, 2007, was $5.0 million, net of accrued interest.

In March 2006, the company entered into forward contracts to hedge its future interest rate risk associated with the pricing of the Senior Notes. The contracts were terminated in April 2006, resulting in a gain of $0.8 million, which is being recognized in interest expense, net, ratably over the life of the Senior Notes.

Note 12—Share-Based Compensation

The company maintains a share-based compensation plan (Plan) that provides for the granting of equity-based compensation. The Plan is administered by the Compensation and Benefits Committee of the Board of Directors and allows the company to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, SARs, and restricted and unrestricted stock. The company uses authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2008, approximately 1.9 million common shares were available for issuance under the Plan.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Restricted stock awarded under the Plan generally vests over three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. At December 31, 2008, there were no SARs outstanding. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant.

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

The following table summarizes the activity and terms of outstanding options at December 31, 2008, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2005	1,838	$20.49
Granted	323	31.98
Exercised	(288)	18.31
Forfeited	(93)	18.38

Options outstanding at December 31, 2006	1,780	$23.05
Granted	408	36.03
Exercised	(471)	18.74
Forfeited	(58)	32.41

Options outstanding at December 31, 2007	1,659	$27.14
Exercised	(382)	23.43
Forfeited	(23)	33.53

Options outstanding at December 31, 2008	1,254	$28.15	3.89	$11.9

Vested or expected to vest at December 31, 2008	1,226	$28.05	3.87	$11.8

Exercisable at December 31, 2008	994	$26.39	3.59	$11.2

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

At December 31, 2008, the following option groups were outstanding:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 8.31—12.00	104	$8.91	.93	104	$8.91	.93
$12.01—15.00	7	14.47	.09	7	14.46	.09
$15.01—19.00	121	18.53	2.15	121	18.53	2.15
$19.01—28.00	193	24.35	3.05	193	24.47	3.08
$28.01—40.00	829	32.98	4.74	569	32.03	4.59

	1,254	$28.15	3.89	994	$26.39	3.59

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $8.2 million, $10.4 million, and $3.6 million. The weighted average fair value of options granted was $9.12 and $8.41 for the years ended December 31, 2007 and 2006. No options were granted in 2008.

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

	2007	2006
Expected term	5.0 - 5.9 years	5.1 - 5.8 years
Expected volatility	24.9% - 26.7%	24.6% - 28%
Expected dividend yield	1.9%	1.9%
Risk-free interest rate	4.02% - 5.13%	4.94% - 4.95%

The following table summarizes the activity and value of nonvested restricted stock at December 31, 2008, and for each of the years in the period then ended:

	2008		2007		2006
	Number of Shares (000’s)	Weighted Average Grant-date Value	Number of Shares (000’s)	Weighted Average Grant-date Value	Number of Shares (000’s)	Weighted Average Grant-date Value
Nonvested shares at beginning of year	368	$31.95	301	$28.25	218	$24.12
Granted	232	43.46	134	35.17	132	31.80
Vested	(89)	30.76	(46)	23.31	(40)	18.20
Forfeited	(22)	35.90	(21)	31.15	(9)	27.18

Nonvested shares at end of year	489	$37.98	368	$31.95	301	$28.25

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The total value of restricted stock vesting during the years ended December 31, 2008, 2007, and 2006, was $2.7 million, $1.1 million, and $0.8 million.

Total share-based compensation expense for December 31, 2008, 2007, and 2006, was $7.6 million, $5.8 million, and $4.9 million, with recognized tax benefits of $2.9 million, $2.3 million, and $1.9 million. The total unrecognized compensation cost related to nonvested awards was $8.5 million, expected to be recognized over a weighted-average period of 4.9 years at December 31, 2008.

Note 13—Retirement Plans

Savings and Retirement Plans. The company maintains a voluntary 401(k) savings and retirement plan covering substantially all full-time employees who have completed one month of service and have attained age 18. The company matches a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by the company to the plan for all eligible employees of 1% of their salary, subject to certain limits. This contribution can be increased at the company’s discretion. The company incurred approximately $8.1 million, $7.7 million, and $6.0 million of expenses related to this plan in 2008, 2007, and 2006.

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

Pension Plan. The company has a noncontributory pension plan covering substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under this plan were frozen, with all participants becoming fully vested. The company expects to continue to fund the plan based on federal requirements, amounts deductible for income tax purposes, and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The company contributed $1.5 million to the plan in 2008 and expects to contribute approximately $1.5 million in 2009.

The company invests the assets of the pension plan to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. As of December 31, 2008 and 2007, the plan consisted of the following types of investments, compared to the target allocation:

December 31,	2008		2007
	Actual	Target	Actual	Target
Equity securities	41%	45%	47%	45%
Debt securities	29	25	26	25
Alternative investments	30	30	27	30

Total	100%	100%	100%	100%

As of December 31, 2008 and 2007, plan assets included 34,444 shares of the company’s common stock, representing 6% of total plan assets in 2008 and 5% in 2007.

Retirement Plan. The company also has a noncontributory, unfunded retirement plan for certain officers and other key employees. Benefits are based on a percentage of the employees’ compensation.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The following table sets forth the plans’ financial status and the amounts recognized in the company’s consolidated balance sheets:

	Pension Plan		Retirement Plan
December 31,	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$30,641	$30,566	$26,733	$26,005
Service cost	—	—	1,233	847
Interest cost	1,833	1,725	1,584	1,422
Actuarial gain	(88)	(240)	(633)	(204)
Benefits paid	(1,364)	(1,410)	(1,289)	(1,337)

Benefit obligation, end of year	$31,022	$30,641	$27,628	$26,733

Change in plan assets
Fair value of plan assets, beginning of year	$29,209	$26,420	$—	$—
Actual return on plan assets	(7,504)	2,699	—	—
Employer contribution	1,500	1,500	1,289	1,337
Benefits paid	(1,364)	(1,410)	(1,289)	(1,337)

Fair value of plan assets, end of year	$21,841	$29,209	$—	$—

Funded status at December 31	$(9,181)	$(1,432)	$(27,628)	$(26,733)

Reconciliation of (accrued) prepaid benefit cost
Benefit obligation	$(31,022)	$(30,641)	$(27,628)	$(26,733)
Fair value of assets	21,841	29,209	—	—
Unrecognized net actuarial loss	15,104	6,210	4,448	5,368
Unrecognized prior service cost	—	—	875	1,033

(Accrued) prepaid benefit cost included in other liabilities	$5,923	$4,778	$(22,305)	$(20,332)

Amounts recognized in the consolidated balance sheets
Other liabilities	$(9,181)	$(1,432)	$(27,628)	$(26,732)
Accumulated other comprehensive loss	15,104	6,210	5,323	6,401

Net amount recognized	$5,923	$4,778	$(22,305)	$(20,331)

Accumulated benefit obligation	$31,022	$30,641	$24,452	$22,746
Weighted average assumptions used to determine benefit obligation
Discount rate	6.20%	6.00%	6.20%	6.00%
Rate of increase in compensation levels	—	—	5.5%	5.5%

Plan assets and benefit obligations were measured as of December 31 for each year presented. Benefit obligations are determined using assumptions developed at the end of each year. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the end of the year. When estimating the discount rate, the company reviews yields available on high-quality, fixed income debt instruments. In addition, beginning in 2008, the company also uses a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The components of net periodic pension cost for the Pension and Retirement Plans are as follows:

Year ended December 31,	2008	2007	2006
Service cost	$1,233	$847	$858
Interest cost	3,417	3,147	3,065
Expected return on plan assets	(1,960)	(1,761)	(1,624)
Amortization of prior service cost	158	158	158
Recognized net actuarial loss	770	757	1,086

Net periodic pension cost	$3,618	$3,148	$3,543

Weighted average assumptions used to determine net periodic pension cost
Discount rate	6.00%	6.00%	5.75%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

Net periodic pension cost is determined using assumptions developed at the beginning of each year. To develop the expected long-term rate of return on assets assumption, the company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The assumption also takes into account expenses that are paid directly by the plan.

Amounts related to the company’s Pension and Retirement Plans recognized as a component of other comprehensive income are as follows:

Year ended December 31,	2008	2007	2006
Net actuarial (loss) gain	$(7,817)	$2,298	$4,614
Deferred tax benefit (expense)	3,049	(896)	(1,799)

Other comprehensive income, net of tax	$(4,768)	$1,402	$2,815

Amounts recognized as a component of accumulated other comprehensive loss as of year end that have not been recognized as a component of the net periodic pension cost of the company’s pension and retirement plans are presented in the following table. The company expects to recognize approximately $1.3 million of the net actuarial loss and $0.2 million of the prior service cost reported in the following table as of December 31, 2008, as a component of net periodic pension cost during 2009.

Year ended December 31,	2008	2007
Net actuarial loss	$(19,553)	$(11,578)
Prior service cost	(875)	(1,033)
Deferred tax benefit	7,967	4,918

Amounts included in accumulated other comprehensive loss, net of tax	$(12,461)	$(7,693)

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

As of December 31, 2008, the expected benefit payments for each of the next five years and the five-year period thereafter for the pension and retirement plans are as follows:

Year	Pension Plan	Retirement Plan
2009	1,584	1,432
2010	1,680	1,483
2011	1,751	1,527
2012	1,815	1,667
2013	1,862	1,755
2014-2018	10,334	12,172

Note 14—Income Taxes

Total income tax expense (benefit) is allocated as follows:

Year ended December 31,	2008	2007	2006
Continuing operations	$63,469	$46,222	$32,606
Discontinued operations	(4,557)	1,298	(3,278)

Total income tax expense	$58,912	$47,520	$29,328

The income tax provision for continuing operations consists of the following:

Year ended December 31,	2008	2007	2006
Current tax provision:
Federal	$39,571	$45,895	$17,782
State	6,280	6,266	1,618

Total current provision	45,851	52,161	19,400

Deferred tax provision (benefit):
Federal	15,510	(5,488)	12,278
State	2,108	(451)	928

Total deferred provision (benefit)	17,618	(5,939)	13,206

Total income tax provision	$63,469	$46,222	$32,606

A reconciliation of the federal statutory rate to the company’s effective income tax rate for continuing operations is shown below:

Year ended December 31,	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.3	3.2	1.9
Other	0.2	1.1	0.8

Effective rate	38.5%	39.3%	37.7%

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax (liabilities) are presented below:

Year ended December 31,	2008	2007
Deferred tax assets:
Allowance for losses on accounts and notes receivable	$7,608	$7,672
Accrued liabilities not currently deductible	9,802	9,496
Employee benefit plans	22,170	18,546
Finance charges	8,558	6,635
Other	8,544	6,237

Total deferred tax assets	56,682	48,586

Deferred tax liabilities:
Merchandise inventories	53,795	42,047
Property and equipment	3,793	2,775
Goodwill	17,731	12,779
Computer software	3,161	2,887
Direct-response advertising costs	5,436	4,081
Other	2,940	2,302

Total deferred tax liabilities	86,856	66,871

Net deferred tax liability	$(30,174)	$(18,285)

At December 31, 2008 and 2007, the discontinued operations had deferred tax assets of approximately $6.9 million and $4.3 million. Significant deferred tax items of the discontinued operations include allowances for losses on accounts and notes receivable, accrued liabilities not currently deductible, intangible assets, and direct response advertising costs. Upon the sale of the discontinued operations, the tax attributes of the discontinued operations will remain with the continuing operations.

Management believes it is more likely than not that the company will realize the benefits of the company’s deferred tax assets, net of existing valuation allowances. The state net operating loss carryforwards will expire between 2009 and 2028.

Cash payments for income taxes, including interest, for 2008, 2007, and 2006, were $58.1 million, $34.2 million, and $29.6 million.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recognized a decrease of approximately $0.8 million in its liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of retained earnings. At January 1, 2007, the liability for unrecognized tax benefits was approximately $25.4 million. At December 31, 2008 and 2007, the liability for unrecognized tax benefits was approximately $24.1 million and $23.9 million. At December 31, 2008, the liability for unrecognized tax benefits of the discontinued operations was approximately $0.2 million.

Included in the balance at December 31, 2008 and 2007, respectively, were $17.9 million and $15.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $4.3 million and $5.5 million at December 31, 2008 and 2007, would impact the company’s effective tax rate if recognized.

The company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. The amount of interest accrued at January 1, 2007 was $3.4 million which is included as a component of the $25.4 million liability for unrecognized tax benefits. Interest accrued at December 31, 2008 and 2007, of $3.1 million and $5.3 million is included in the liability for unrecognized tax benefits. There were no penalties accrued at December 31, 2008 or 2007.

Included in the net balance of unrecognized tax benefits at December 31, 2008, is $2.0 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during 2009.

A reconciliation of the change in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2008	2007
Unrecognized tax benefits at January 1,	$23,884	$25,391
Increases for positions taken during current period	4,155	70
Increases for positions taken during prior periods	1,054	11,716
Decreases for positions taken during prior periods	(1,064)	(8,438)
Settlements with taxing authorities	(279)	(4,483)
Lapse of statute of limitations	(1,355)	(2,270)
Interest expense	(2,247)	1,898

Unrecognized tax benefit at December 31,	$24,148	$23,884

The company’s federal income tax returns are subject to examination for the tax years 2005 through 2007. The company’s income tax returns to state and local jurisdictions are generally open for the same period as the federal income tax return, but certain returns may be subject to examination for a different period.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 15—Net Income Per Common Share

Net income per basic share is computed by dividing net income (the numerator) by weighted average number of common shares outstanding during each period (the denominator). Net income per diluted share is similar to the computation for net income per basic share, except that the denominator is increased by the dilutive effect of vested and unvested stock options and restricted stock.

The following sets forth the computation of net income per basic and diluted common share:

(in thousands, except per share data)

Year ended December 31,	2008	2007	2006
Numerator:
Income from continuing operations	$101,257	$71,411	$53,953
Income (loss) from discontinued operations, net of tax	(7,930)	1,299	(5,201)

Net income	$93,327	$72,710	$48,752

Denominator:
Weighted average shares	40,793	40,250	39,860
Effect of dilutive securities:
Stock options and restricted stock	703	406	607

Adjusted weighted average shares, assuming dilution	41,496	40,656	40,467

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

Note 17—Commitments and Contingencies

Effective August 1, 2006, the company extended, through July 31, 2014, its commitment to outsource information technology operations, including the management and operation of its mainframe computer and distributed services processing, as well as application support, development and enhancement services. The commitment is cancelable with 180 days’ notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable was $6.3 million at December 31, 2008, declining each year to zero at the end of the final contract year.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Assuming no early termination of the contract, the fixed and determinable portion of the remaining obligations under this agreement ranges from $38.4 million in 2009 to $19.2 million in 2014, totaling $191.1 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in the company’s medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. The company paid $51.8 million, $49.0 million, and $40.1 million under this contract in 2008, 2007, and 2006.

In accordance with EITF 01-8, Determining Whether an Arrangement Contains a Lease, the company has recorded approximately $5.5 million of assets associated with this outsourcing contract.

The company has a non-cancelable agreement through September 2011 to receive support and upgrades for certain computer software. Future minimum payments under this agreement for 2009 and 2010 are $0.9 million and $1.0 million.

The company has entered into non-cancelable agreements to lease most of its office and warehouse facilities with remaining terms generally ranging from one to five years. Certain leases include renewal options, generally for five-year increments. The company also leases most of its trucks and material handling equipment for terms generally ranging from four to seven years. At December 31, 2008, future minimum annual payments under non-cancelable operating lease agreements with original terms in excess of one year are as follows:

Total
2009	$41,300
2010	36,150
2011	29,566
2012	22,039
2013	16,805
Later years	16,528

Total minimum payments	$162,388

Rent expense for all operating leases for the years ended December 31, 2008, 2007, and 2006, was $50.7 million, $49.1 million, and $39.1 million.

The company has contractual obligations that are required to be paid in the event that certain performance targets specified by customer contracts are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations aggregate to $36.6 million. Based on achievement against performance targets as of December 31, 2008, if none of the remaining performance targets are met as of the specified dates, payments of $4.9 million and $31.7 million will be due in 2010 and 2011, respectively. None of these contingent obligations were accrued at December 31, 2008, as the company does not consider any of them probable.

The state of California is reviewing certain business relocation incentives related to sales tax collections which, depending on the outcome of the administrative review, could result in a cash payment of up to $0.8 million or a cash receipt of up to $3.6 million by the company.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 18—Legal Proceedings

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

Note 19—Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; the guarantors of Owens & Minor, Inc.’s Senior Notes; and the non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and the company believes the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

Year ended December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$7,243,237	$—	$—	$7,243,237
Cost of revenue	—	6,525,977	—	—	6,525,977

Gross margin	—	717,260	—	—	717,260
Selling, general and administrative expenses	1,607	519,794	—	—	521,401
Depreciation and amortization	—	21,955	—	—	21,955
Other operating income and expense, net	—	(6,821)	—	—	(6,821)

Operating earnings (loss)	(1,607)	182,332	—	—	180,725
Interest expense (income), net	(598)	16,597	—	—	15,999
Intercompany dividend income	(15,000)	(30,000)	—	45,000	—

Income (loss) before income taxes	13,991	195,735	—	(45,000)	164,726
Income tax provision (benefit)	(390)	63,859	—	—	63,469

Income from continuing operations	14,381	131,876	—	(45,000)	101,257
Loss from discontinued operations, net of tax	—	—	(7,930)	—	(7,930)

Net income (loss)	$14,381	$131,876	$(7,930)	$(45,000)	$93,327

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$6,694,596	$—	$—	$6,694,596
Cost of revenue	—	6,044,631	—	—	6,044,631

Gross margin	—	649,965	—	—	649,965
Selling, general and administrative expenses	2,007	492,508	—	—	494,515
Depreciation and amortization	—	20,856	—	—	20,856
Other operating income and expense, net	—	(6,187)	—	—	(6,187)

Operating earnings (loss)	(2,007)	142,788	—	—	140,781
Interest expense (income), net	(290)	23,438	—	—	23,148
Intercompany dividend income	(15,000)	(30,000)	—	45,000	—

Income before income taxes	13,283	149,350	—	(45,000)	117,633
Income tax provision (benefit)	(678)	46,900	—	—	46,222

Income from continuing operations	13,961	102,450	—	(45,000)	71,411
Income from discontinued operations, net of tax	—	—	1,299	—	1,299

Net income	$13,961	$102,450	$1,299	$(45,000)	$72,710

Condensed Consolidating Financial Information

Year ended December 31, 2006	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Revenue	$—	$5,441,266	$—	$—	$5,441,266
Cost of revenue	—	4,902,500	—	—	4,902,500

Gross margin	—	538,766	—	—	538,766
Selling, general and administrative expenses	1,573	413,981	—	—	415,554
Depreciation and amortization	—	15,512	—	—	15,512
Other operating income and expense, net	—	(3,690)	—	—	(3,690)

Operating earnings (loss)	(1,573)	112,963	—	—	111,390
Interest expense, net	1,439	11,981	—	—	13,420
Intercompany dividend income	(16,000)	—	—	16,000	—
Loss on early extinguishment of debt	11,411	—	—	—	11,411

Income before income taxes	1,577	100,982	—	(16,000)	86,559
Income tax provision (benefit)	(5,417)	38,023	—	—	32,606

Income from continuing operations	6,994	62,959	—	(16,000)	53,953
Loss from discontinued operations, net of tax	—	—	(5,201)	—	(5,201)

Net income (loss)	$6,994	$62,959	$(5,201)	$(16,000)	$48,752

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,425	$(6,590)	$1,051	$—	$7,886
Accounts and notes receivable, net	—	521,295	16	—	521,311
Merchandise inventories	—	679,059	10	—	679,069
Intercompany advances, net	11,903	(11,903)	—	—	—
Other current assets	98	65,074	6,157	—	71,329
Current assets of discontinued operations	—	—	32,199	—	32,199

Total current assets	25,426	1,246,935	39,433	—	1,311,794
Property and equipment, net	—	76,949	—	—	76,949
Property held for sale	—	15,730	—	—	15,730
Goodwill, net	—	252,412	—	—	252,412
Intangible assets, net	—	27,799	3	—	27,802
Intercompany receivables	37,118	—	—	(37,118)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,817	26,437	891	—	29,145
Other assets of discontinued operations	—	—	62,358	—	62,358

Total assets	$509,589	$1,646,262	$102,685	$(482,346)	$1,776,190

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$512,971	$55	$—	$513,026
Accrued payroll and related liabilities	—	39,993	25	—	40,018
Other accrued liabilities	4,747	98,673	9	—	103,429
Current liabilities of discontinued operations	—	—	11,038	—	11,038

Total current liabilities	4,747	651,637	11,127	—	667,511
Long-term debt, excluding current portion	206,580	152,657	—	—	359,237
Intercompany long-term debt	—	138,465	37,543	(176,008)	—
Other liabilities	—	60,261	130	—	60,391

Total liabilities	211,327	1,003,020	48,800	(176,008)	1,087,139

Shareholders’ equity
Common stock	82,881	—	1,500	(1,500)	82,881
Paid-in capital	180,074	242,024	62,814	(304,838)	180,074
Retained earnings (deficit)	34,944	413,677	(10,429)	—	438,192
Accumulated other comprehensive income (loss)	363	(12,459)	—	—	(12,096)

Total shareholders’ equity	298,262	643,242	53,885	(306,338)	689,051

Total liabilities and shareholders’ equity	$509,589	$1,646,262	$102,685	$(482,346)	$1,776,190

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

December 31, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$708	$9,316	$371	$—	$10,395
Accounts and notes receivable, net	—	441,401	15	—	441,416
Merchandise inventories	—	577,917	4	—	577,921
Intercompany advances, net	25,550	(25,550)	—	—	—
Other current assets	21	42,679	4,660	—	47,360
Current assets of discontinued operations	—	—	25,689	—	25,689

Total current assets	26,279	1,045,763	30,739	—	1,102,781
Property and equipment, net	—	72,299	—	—	72,299
Goodwill, net	—	232,846	—	—	232,846
Intangible assets, net	—	19,040	4	—	19,044
Intercompany payable (receivable)	29,180	—	—	(29,180)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	6,517	25,349	211	—	32,077
Other assets of discontinued operations	—	—	68,956	—	68,956

Total assets	$507,204	$1,395,297	$99,910	$(474,408)	$1,528,003

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$471,076	$185	$—	$471,261
Accrued payroll and related liabilities	—	17,064	12	—	17,076
Other accrued liabilities	4,549	79,645	—	—	84,194
Current liabilities of discontinued operations	—	—	8,856	—	8,856

Total current liabilities	4,549	567,785	9,053	—	581,387
Long–term debt, excluding current portion	204,905	78,940	—	—	283,845
Intercompany long–term debt	—	139,446	28,624	(168,070)	—
Other liabilities	—	47,996	416	—	48,412

Total liabilities	209,454	834,167	38,093	(168,070)	913,644

Shareholders’ equity
Common stock	81,748	—	1,500	(1,500)	81,748
Paid–in capital	161,978	242,023	62,815	(304,838)	161,978
Retained earnings (deficit)	53,611	326,800	(2,498)	—	377,913
Accumulated other comprehensive income (loss)	413	(7,693)	—	—	(7,280)

Total shareholders’ equity	297,750	561,130	61,817	(306,338)	614,359

Total liabilities and shareholders’ equity	$507,204	$1,395,297	$99,910	$(474,408)	$1,528,003

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$14,381	$131,876	$(7,930)	$(45,000)	$93,327
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Loss from discontinued operations	—	—	7,930	—	7,930
Depreciation and amortization	—	21,955	—	—	21,955
Provision for losses on accounts and notes receivable	—	4,274	—	—	4,274
Provision for LIFO reserve	—	13,172	—	—	13,172
Share-based compensation expense	654	6,909	—	—	7,563
Deferred income tax provision	—	17,618	—	—	17,618
Intercompany dividend income	(15,000)	(30,000)	—	45,000	—
Loss on interest rate swaps	3,141		—	—	3,141
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(48,464)	—	—	(48,464)
Merchandise inventories	—	(56,150)	(6)	—	(56,156)
Accounts payable	—	(13,454)	(130)	—	(13,584)
Net change in other current assets and liabilities	121	9,708	4	—	9,833
Other, net	(1,840)	4,109	—	—	2,269

Cash provided by (used for) operating activities of continuing operations	1,457	61,553	(132)	—	62,878

Investing activities
Additions to property and equipment	—	(17,669)	—	—	(17,669)
Additions to computer software	—	(9,339)	58	—	(9,281)
Net cash paid for acquisition of business	—	(96,790)	—	—	(96,790)
Other, net	—	409	—	—	409

Cash provided by (used for) investing activities of continuing operations	—	(123,389)	58	—	(123,331)

Financing activities
Change in intercompany advances	28,124	(36,197)	8,073	—	—
Cash dividends paid	(33,048)	—	—	—	(33,048)
Net borrowings on revolving credit facility	—	73,670	—	—	73,670
Proceeds from exercise of stock options	8,968	—	—	—	8,968
Excess tax benefits related to share-based compensation	3,421	—	—	—	3,421
Increase in drafts payable	—	11,316	—	—	11,316
Proceeds from termination of interest rate swaps	3,795	—	—	—	3,795
Other, net	—	(2,859)	—	—	(2,859)

Cash provided by financing activities of continuing operations	11,260	45,930	8,073	—	65,263

Discontinued operations:
Operating cash flows	—	—	(7,115)	—	(7,115)
Investing cash flows	—	—	(204)	—	(204)

Net cash used for discontinued operations	—	—	(7,319)	—	(7,319)

Net increase (decrease) in cash and cash equivalents	12,717	(15,906)	680	—	(2,509)
Cash and cash equivalents at beginning of year	708	9,316	371	—	10,395

Cash and cash equivalents at end of year	$13,425	$(6,590)	$1,051	$—	$7,886

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2007	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$13,961	$102,450	$1,299	$(45,000)	$72,710
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Income from discontinued operations	—	—	(1,299)	—	(1,299)
Depreciation and amortization	—	20,856	—	—	20,856
Provision for losses on accounts and notes receivable	—	8,009	—	—	8,009
Provision for LIFO reserve	—	8,424	—	—	8,424
Share–based compensation expense	676	5,154	—	—	5,830
Deferred income tax provision	—	(5,939)	—	—	(5,939)
Intercompany dividend income	(15,000)	(30,000)	—	45,000	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	70,768	(21)	—	70,747
Merchandise inventories	—	60,746	(4)	—	60,742
Accounts payable	—	(33,096)	96	—	(33,000)
Net change in other current assets and liabilities	630	6,510	(40)	—	7,100
Other, net	(414)	(3,416)	(2)	—	(3,832)

Cash provided by (used for) operating activities of continuing operations	(147)	210,466	29	—	210,348

Investing activities
Additions to property and equipment	—	(19,104)		—	(19,104)
Additions to computer software	—	(8,440)	(4)	—	(8,444)
Net cash received for acquisition of business	—	15,441		—	15,441
Other, net	—	327	—	—	327

Cash used for investing activities of continuing operations	—	(11,776)	(4)	—	(11,780)

Financing activities
Change in intercompany advances	13,937	(4,728)	(9,209)	—	—
Cash dividends paid	(27,637)	—	—	—	(27,637)
Net payments on revolving credit facility	—	(152,600)	—	—	(152,600)
Proceeds from exercise of stock options	9,621	—	—	—	9,621
Excess tax benefits related to share–based compensation	4,084	—	—	—	4,084
Decrease in drafts payable	—	(34,634)	—	—	(34,634)
Other, net	—	(1,491)	—	—	(1,491)

Cash provided by (used for) financing activities of continuing operations	5	(193,453)	(9,209)	—	(202,657)

Discontinued operations:
Operating cash flows	—	—	9,489	—	9,489
Investing cash flows	—	—	(2,995)	—	(2,995)

Net cash provided by discontinued operations	—	—	6,494	—	6,494

Net increase (decrease) in cash and cash equivalents	(142)	5,237	(2,690)	—	2,405
Cash and cash equivalents at beginning of year	850	4,079	3,061	—	7,990

Cash and cash equivalents at end of year	$708	$9,316	$371	$—	$10,395

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2006	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$6,994	$62,959	$(5,201)	$(16,000)	$48,752
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Loss from discontinued operations	—	—	5,201	—	5,201
Depreciation and amortization	—	15,512	—	—	15,512
Provision for losses on accounts and notes receivable	—	3,323	—	—	3,323
Provision for LIFO reserve	—	3,944	—	—	3,944
Share–based compensation expense	611	4,251	—	—	4,862
Deferred income tax provision	(296)	13,502	—	—	13,206
Loss on early extinguishment of debt	11,411	—	—	—	11,411
Intercompany dividend income	—	(16,000)	—	16,000	—
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(190,791)	6	—	(190,785)
Merchandise inventories	—	(106,560)	—	—	(106,560)
Accounts payable	—	135,805	89	—	135,894
Net change in other current assets and liabilities	(3,700)	(11,574)	49	—	(15,225)
Other, net	(399)	(34)	2	—	(431)

Cash provided by (used for) operating activities of continuing operations	14,621	(85,663)	146	—	(70,896)

Investing activities
Additions to property and equipment	—	(20,657)	—	—	(20,657)
Additions to computer software	—	(5,592)	(283)	—	(5,875)
Net cash paid for acquisition of business	—	(170,680)	—	—	(170,680)
Other, net	—	3,413	(6)	—	3,407

Cash used for investing activities of continuing operations	—	(193,516)	(289)	—	(193,805)

Financing activities
Change in intercompany advances	(53,301)	34,979	18,322	—	—
Cash dividends paid	(24,092)	—	—	—	(24,092)
Net proceeds from issuance of 6.35% Senior Notes	198,054	—	—	—	198,054
Repayment of 8.5% Senior Subordinated Notes	(210,459)	—	—	—	(210,459)
Net borrowings from revolving credit facility	—	229,100	—	—	229,100
Proceeds from exercise of stock options	4,317	—	—	—	4,317
Excess tax benefits related to share–based compensation	1,632	—	—	—	1,632
Increase in drafts payable	—	17,100	—	—	17,100
Other, net	2,493	(1,215)	—	—	1,278

Cash provided by (used for) financing activities of continuing operations	(81,356)	279,964	18,322	—	216,930

Discontinued operations:
Operating cash flows	—	—	(1,247)	—	(1,247)
Investing cash flows	—	—	(17,189)	—	(17,189)

Net cash used for discontinued operations	—	—	(18,436)	—	(18,436)

Net increase (decrease) in cash and cash equivalents	(66,735)	785	(257)	—	(66,207)
Cash and cash equivalents at beginning of year	67,585	3,294	3,318	—	74,197

Cash and cash equivalents at end of year	$850	$4,079	$3,061	$—	$7,990

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens and Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens and Minor, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens and Minor, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements , effective January 1, 2007, the Company adopted the provisions of Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109; and effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employees’ Accounting for Defined Pension and Other Postretirement Plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 27, 2009

QUARTERLY FINANCIAL INFORMATION

(unaudited)

(in thousands, except per share data)

	2008
Quarters	1st	2nd	3rd	4th
Revenue	$1,727,301	$1,771,230	$1,786,858	$1,957,848
Gross margin	170,213	175,342	178,749	192,956
Income from continuing operations	24,040	24,460	25,348	27,409
Income (loss) from discontinued operations, net of tax	168	(828)	(64)	(7,206)
Net income	$24,208	$23,632	$25,284	$20,203
Income (loss) per share—basic:
Continued operations	$0.59	$0.60	$0.62	$0.67
Discontinued operations	0.01	(0.02)	(0.00)	(0.18)

Net income per share—basic	$0.60	$0.58	$0.62	$0.49

Income (loss) per share—diluted:
Continued operations	$0.58	$0.59	$0.61	$0.66
Discontinued operations	0.01	(0.02)	(0.00)	(0.17)

Net income per share—diluted	$0.59	$0.57	$0.61	$0.49

Dividends	$0.20	$0.20	$0.20	$0.20
Market price
High	$45.85	$49.75	$55.00	$48.51
Low	39.09	38.99	44.00	34.90

	2007
Quarters	1st	2nd	3rd	4th
Revenue	$1,659,256	$1,651,101	$1,660,156	$1,724,083
Gross margin	158,922	159,880	161,015	170,148
Income from continuing operations	10,927	17,053	20,522	22,909
Income (loss) from discontinued operations, net of tax	(112)	1,213	654	(456)
Net income	$10,815	$18,266	$21,176	$22,453
Income (loss) per share—basic:
Continued operations	$0.27	$0.42	$0.51	$0.57
Discontinued operations	—	0.03	0.02	(0.01)

Net income per share—basic	$0.27	$0.45	$0.53	$0.56

Income (loss) per share—diluted:
Continued operations	$0.27	$0.42	$0.50	$0.56
Discontinued operations	—	0.03	0.02	(0.01)

Net income per share—diluted	$0.27	$0.45	$0.52	$0.55

Dividends	$0.17	$0.17	$0.17	$0.17
Market price
High	$37.25	$37.80	$44.32	$44.52
Low	29.85	33.36	34.33	33.33

Index to Exhibits

2.1	Asset Purchase and Sale Agreement, dated as of July 10, 2006, among Owens & Minor Distribution, Inc., Owens and Minor, Inc., McKesson Medical-Surgical Inc. and McKesson Corporation (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated July 14, 2006)

2.2	Form of Asset Purchase Agreement dated as of August 19, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated August 22, 2008)

2.3	Form of First Amendment to Asset Purchase Agreement dated as of September 30, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 2.1, dated October 6, 2008)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, May 1, 2008)

4.1	Amended and Restated Credit Agreement dated as of May 4, 2004, by and among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified herein, Wachovia Bank, National Association and SunTrust Bank, as Syndication Agents, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 4.1, for the quarter ended March 31, 2004)

4.2	Joinder agreement between Owens & Minor Healthcare Supply, Inc. and Bank of America, N.A., dated as of March 17, 2005, (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2005)

4.3	Joinder agreement between Access Diabetic Supply, LLC and Bank of America, N.A., dated as of March 17, 2005, (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2005)

4.4	First Amendment to Amended and Restated Credit Agreement, dated as of April 3, 2006, among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as borrowers, the Company and certain of its Subsidiaries, as guarantors, the banks identified on the signature pages thereto and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated April 7, 2006)

4.5	Form of Second Amendment to Amended and Restated Credit Agreement, dated as of January 29, 2007, among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc., the Company, certain subsidiaries of the Company, the banks identified on the signature pages hereto and Bank of America, N.A. (as administrative agent) (incorporated herein by reference to the Company’s Current Report 8-K, Exhibit 4.1, dated February 1, 2007)

4.6	Form of Third Amendment and Consent to Amended and Restated Credit Agreement, dated July 14, 2008, among Owens & Minor Medical, Inc., Owens & Minor Distribution, Inc., the Company, certain subsidiaries of the Company, the banks identified on the signature pages hereto and Bank of America, N.A. (as administrative agent) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated July 18, 2008)

4.7	Indenture, dated as of April 7, 2006, for the Senior Notes due 2016 among the Company, Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated April 7, 2006)

4.8	Form of Global Security for the Senior Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated April 7, 2006)

4.9	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

10.1	Owens & Minor, Inc. 1993 Stock Option Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(k), for the year ended December 31, 1993)*

10.2	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.3	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.4	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.5	Amendment to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarter ended March 31, 2008)*

10.6	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.7	Amendment to 2003 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2008)*

10.8	Form of agreement with directors for entering into (i) Deferred Fee Program and (ii) Stock Purchase Program of the Directors’ Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9, for the year ended December 31, 2004)*

10.9	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.10	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2008)*

10.11	Owens & Minor, Inc. Directors Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.12	Form of Owens & Minor, Inc. Executive Severance Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.6, dated December 31, 2004)*

10.13	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.14	Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program*—filed herewith

10.15	Owens & Minor, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated December 31, 2004)*

10.16	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.17	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.18	Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.19	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.20	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.21	Resolutions of the Board of Directors of the Company amending the Owens & Minor, Inc. Pension Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.22	Amendment No. 3 to Pension Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended September 30, 2008)*

10.23	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.24	Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.25	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.26	Form of Owens & Minor, Inc. Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.27	Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.2, dated June 23, 2005)*

10.28	Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.29	Form of Performance Accelerated Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 3, 2006)*

10.30	Form of 2008 Performance Share Award Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2008)*

10.31	2008 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K dated December 19, 2007)*

10.32	2009 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 22, 2008)*

10.33	Form of 2009 Performance Share Award Agreement—filed herewith

10.34	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.35	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15—Net Income per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

OWENS & MINOR, INC.

/s/ CRAIG R. SMITH
Craig R. Smith President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the 27th day of February, 2009 and in the capacities indicated:

/s/ CRAIG R. SMITH Craig R. Smith President & Chief Executive Officer	/s/ RICHARD E. FOGG Richard E. Fogg Director

/s/ JAMES L. BIERMAN James L. Bierman Senior Vice President & Chief Financial Officer (Principal Financial Officer)	/s/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr. Director

/s/ OLWEN B. CAPE Olwen B. Cape Vice President, Controller (Principal Accounting Officer)	/s/ PETER S. REDDING Peter S. Redding Director

/s/ G. GILMER MINOR, III G. Gilmer Minor, III Chairman of the Board of Directors	/s/ JAMES E. ROGERS James E. Rogers Lead Director

/s/ A. MARSHALL ACUFF, JR. A. Marshall Acuff, Jr. Director	/s/ ROBERT C. SLEDD Robert C. Sledd Director

/s/ J. ALFRED BROADDUS, JR. J. Alfred Broaddus, Jr. Director	/s/ JAMES E. UKROP James E. Ukrop Director

/s/ JOHN T. CROTTY John T. Crotty Director	/s/ ANNE MARIE WHITTEMORE Anne Marie Whittemore Director

Corporate Officers

Craig R. Smith (57)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with the company since 1989.

James L. Bierman (56)

Senior Vice President & Chief Financial Officer

Senior Vice President & Chief Financial Officer since June 2007. Previously, Mr. Bierman served as Executive Vice President & Chief Financial Officer at Quintiles Transnational Corp. from 2001 to 2004. He joined Quintiles in 1998. Prior to that Mr. Bierman was a partner of Arthur Andersen LLP from 1988 to 1998. Mr. Bierman has been with the company since 2007.

Richard F. Bozard (61)

Vice President, Treasurer

Vice President, Treasurer, since 1991. Mr. Bozard has been with the company since 1988.

Olwen B. Cape (59)

Vice President, Controller

Vice President, Controller, since 1997. Ms. Cape has been with the company since 1997.

E.V. Clarke (48)

Executive Vice President, Distribution

Executive Vice President, Distribution, since 2008. Previously Mr. Clarke served as Group Vice President, Sales & Distribution, from October 2006 until 2008. Previously, he served as President of Acute-Care for McKesson Medical-Surgical from April 2002 until September 2006, when the business was acquired by Owens & Minor.

Charles C. Colpo (51)

Executive Vice President, Administration

Executive Vice President, Administration, since 2008. Previously, Mr. Colpo served as Senior Vice President, Operations, from 1999 until 2008. Prior to that, he served as Senior Vice President, Operations & Technology, from April 2005 to July 2006. Mr. Colpo has been with the company since 1981.

Erika T. Davis (45)

Senior Vice President, Human Resources

Senior Vice President, Human Resources, since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (57)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary, since 2003. Ms. den Hartog previously served as a partner of McGuireWoods LLP from 1990 to 2003. Ms. den Hartog has been with the company since 2003.

Hugh F. Gouldthorpe, Jr. (70)

Vice President, Quality & Communications

Vice President, Quality & Communications, since 1993. Mr. Gouldthorpe has been with the company since 1986.

Richard W. Mears (48)

Senior Vice President, Chief Information Officer

Senior Vice President, Chief Information Officer, since 2005. Previously, Mr. Mears was an Executive Director with Perot Systems from 2003 to 2005, and an account executive from 1998 to 2003. He has been with the company since 2005.

Scott W. Perkins (52)

Vice President, West

Vice President, West, since 2008, and Group Vice President, Sales & Distribution, from 2005 to 2008. Mr. Perkins served as Senior Vice President, Sales & Distribution, from January to October 2005. Prior to that, he served as Regional Vice President from March to December 2004, and as Area Vice President from 2002 to 2004. Mr. Perkins has been with the company since 1989.

W. Marshall Simpson (40)

Senior Vice President, Sales & Marketing

Senior Vice President, Sales & Marketing, since November 2007. Previously, Mr. Simpson served as Group Vice President, Sales & Distribution, from 2005 until 2007, and as Regional Vice President from 2004 to 2005. Prior to that, Mr. Simpson served as Operating Vice President of Corporate Accounts from 2003 until 2004, and as Operating Vice President of Business Integration from 2002 to 2003. Mr. Simpson has been with the company since 1991.

Mark A. Van Sumeren (51)

Senior Vice President, Strategic Planning & Business Development

Senior Vice President, Strategic Planning & Business Development, since 2007, and Senior Vice President, Business Development, since 2006. Prior to that, Mr. Van Sumeren was Senior Vice President, OMSolutionsSM from 2003 to 2006. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003. He has been with the company since 2003.

Numbers inside parentheses indicate age.