Form 10-Q
period 2009-03-31
OWENS & MINOR INC/VA/
filed 2009-05-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer (as defined in Rule 12b.2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2009, was 41,650,168 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Revenue	$1,948,628	$1,727,301
Cost of revenue	1,764,995	1,557,088

Gross margin	183,633	170,213
Selling, general and administrative expenses	139,397	122,992
Depreciation and amortization	5,816	5,282
Other operating income, net	(1,460)	(1,021)

Operating earnings	39,880	42,960
Interest expense, net	3,341	3,539

Income before income taxes	36,539	39,421
Income tax provision	14,181	15,381

Income from continuing operations	22,358	24,040
Income (loss) from discontinued operations, net of tax	(8,382)	168

Net income	$13,976	$24,208

Income (loss) per common share – basic:
Continuing operations	$0.54	$0.59
Discontinued operations	(0.20)	—

Net income per common share – basic	$0.34	$0.59

Income (loss) per common share – diluted:
Continuing operations	$0.54	$0.58
Discontinued operations	(0.20)	0.01

Net income per common share – diluted	$0.34	$0.59

Cash dividends per common share	$0.23	$0.20

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$10,520	$7,886
Accounts and notes receivable, net of allowances of $15,755 and $14,808	511,875	521,311
Merchandise inventories	702,253	679,069
Other current assets	57,759	71,329
Current assets of discontinued operations	—	32,199

Total current assets	1,282,407	1,311,794
Property and equipment, net of accumulated depreciation of $73,541 and $71,212	79,162	76,949
Property held for sale	15,730	15,730
Goodwill, net	252,412	252,412
Intangible assets, net	27,130	27,802
Other assets, net	30,185	29,145
Other assets of discontinued operations	—	62,358

Total assets	$1,687,026	$1,776,190

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$572,008	$513,026
Accrued payroll and related liabilities	21,814	40,018
Other accrued liabilities	120,475	103,429
Current liabilities of discontinued operations	2,002	11,038

Total current liabilities	716,299	667,511
Long-term debt, excluding current portion	212,596	359,237
Other liabilities	61,461	60,391

Total liabilities	990,356	1,087,139

Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 41,576 shares and 41,441 shares	83,152	82,881
Paid-in capital	182,819	180,074
Retained earnings	442,645	438,192
Accumulated other comprehensive loss	(11,946)	(12,096)

Total shareholders’ equity	696,670	689,051

Total liabilities and shareholders’ equity	$1,687,026	$1,776,190

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2009	2008
Operating activities:
Net income	$13,976	$24,208
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	8,382	(168)
Provision for LIFO reserve	16,440	10,468
Depreciation and amortization	5,816	5,282
Share-based compensation expense	2,386	2,721
Provision for losses on accounts and notes receivable	1,028	857
Changes in operating assets and liabilities:
Accounts and notes receivable	8,408	11,583
Merchandise inventories	(39,624)	(36,441)
Accounts payable	60,331	82,388
Net change in other current assets and liabilities	5,949	14,328
Other, net	8	(833)

Cash provided by operating activities of continuing operations	83,100	114,393

Investing activities:
Additions to property and equipment	(5,416)	(1,979)
Additions to computer software	(2,717)	(2,306)
Cash received related to acquisition of business	6,994	—
Other, net	—	6

Cash used for investing activities of continuing operations	(1,139)	(4,279)

Financing activities:
Cash dividends paid	(9,523)	(8,197)
Net payments on revolving credit facility	(146,478)	(76,500)
Proceeds from exercise of stock options	740	1,825
Excess tax benefits related to share-based compensation	662	1,085
Decrease in drafts payable	(1,349)	(10,710)
Other, net	(518)	(660)

Cash used for financing activities of continuing operations	(156,466)	(93,157)

Discontinued operations:
Operating cash flows	14,139	(5,952)
Investing cash flows	63,000	(503)

Net cash provided by (used for) discontinued operations	77,139	(6,455)

Net increase in cash and cash equivalents	2,634	10,502
Cash and cash equivalents at beginning of period	7,886	10,395

Cash and cash equivalents at end of period	$10,520	$20,897

Supplemental disclosure of cash flow information
Income taxes paid, net	$598	$5,796
Interest paid	$154	$254

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of March 31, 2009, and December 31, 2008, and the consolidated results of operations and cash flows for the three months ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full-year.

In January 2009, the company exited its direct-to-consumer distribution business (the “DTC business”). Accordingly, the DTC business is presented as discontinued operations for all periods presented, and unless otherwise noted, all amounts presented in the accompanying condensed consolidated financial statements, including note disclosures, contain only information related to the company’s continuing operations.

In 2008, the company identified errors in its previously filed condensed consolidated balance sheets as of December 31, 2007, and March 31, 2008, and condensed consolidated statement of cash flows for the three months ended March 31, 2008. The errors are considered immaterial; however, the company has revised the statement of cash flows for the three months ended March 31, 2008, included in this filing. The errors were the result of the company incorrectly classifying bank overdrafts of $8.3 million as of December 31, 2007, and $18.3 million as of March 31, 2008, in cash and cash equivalents rather than in accounts payable, and the company incorrectly classifying an increase in bank overdraft of $10.0 million for the three months ended March 31, 2008, as a change in cash and cash equivalents rather than in drafts payable in cash used for financing activities. The correction of these errors did not impact previously reported net income, shareholders’ equity, or net income per share for any of the periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2.	Discontinued Operations

The following table provides summary financial information for the DTC distribution business for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenue	$—	$25,416

Income (loss) from discontinued operations before income taxes	$(13,519)	$264
Income tax benefit (expense)	5,137	(96)

Income (loss) from discontinued operations	$(8,382)	$168

The company incurred charges associated with exiting the DTC business during the three months ended March 31, 2009. These charges were related to the valuation of accounts receivable, as the company entered into an agreement with a third party for the collection of remaining accounts receivable, a loss on the disposal of inventory, costs associated with exiting a leased facility, and payments of workforce salaries, including severance, during the three months ended March 31, 2009. The company recognized a $3.2 million pre-tax gain on the sale of certain assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc.

3.	Property Held for Sale

Property held for sale consists of real properties acquired from The Burrows Company that the company is marketing for sale within one year from the acquisition date. The assets are reported at the lower of carrying amount or fair value less estimated selling costs.

4.	Intangible Assets

Intangible assets at March 31, 2009, and December 31, 2008, are as follows:

	Customer Relationships	Other Intangibles	Total
At March 31, 2009:
Gross intangible assets	$29,183	$4,131	$33,314
Accumulated amortization	(3,989)	(2,195)	(6,184)

Net intangible assets	$25,194	$1,936	$27,130

At December 31, 2008:
Gross intangible assets	$29,183	$4,131	$33,314
Accumulated amortization	(3,513)	(1,999)	(5,512)

Net intangible assets	$25,670	$2,132	$27,802

Amortization expense for intangible assets was $0.7 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2009 – $2.0 million; 2010 – $2.7 million; 2011 – $2.5 million; 2012 – $1.9 million; 2013 – $1.9 million.

5.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three months ended March 31, 2009 and 2008, are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost	$317	$195
Interest cost	885	848
Expected return on plan assets	(458)	(490)
Amortization of prior service cost	39	40
Recognized net actuarial loss	228	186

Net periodic pension cost	$1,011	$779

6.	Debt

The company has a revolving credit facility with a total borrowing capacity of $306 million. The facility expires in May 2011. At March 31, 2009, there was $4.1 million outstanding on the revolving credit facility, and letters of credit of $11.0 million, leaving $290.9 million available for borrowing.

7.	Derivative Financial Instruments

During the three-month period ended March 31, 2008, the company held interest rate swaps related to a portion of the company’s $200 million fixed-rate debt (Senior Notes). The swaps were designated as a fair value hedge of the Senior Notes. Accordingly, no net gains or losses were recorded on the statement of income related to the company’s underlying debt and interest rate swap agreements. The fair value of the swaps was determined using observable market inputs (Level 2), as defined by, and in accordance with, the fair value hierarchy of Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements. The company did not hold any derivative financial instruments during the three months ended March 31, 2009.

8.	Comprehensive Income

The company’s comprehensive income for the three months ended March 31, 2009 and 2008, is shown in the table below:

	Three Months Ended March 31,
	2009	2008
Net income	$13,976	$24,208
Other comprehensive income – adjustments related to retirement benefit plans, net of tax	163	—
Reclassification of gain on cash-flow hedge derivatives, net of tax	(13)	(13)

Comprehensive income	$14,126	$24,195

9.	Net Income per Common Share

Basic net income per common share is calculated as net income less declared dividends related to share-based compensation divided by the basic weighted average shares outstanding. Diluted net income per common share is similar to the computation for basic net income per common share, except that the denominator is increased by the dilutive effect of vested and unvested stock options and restricted stock.

The weighted average shares outstanding used to compute net income per common share is as follows:

	Three Months Ended March 31,
	2009	2008
Weighted average shares outstanding – basic	40,994	40,581
Dilutive shares – stock options and restricted stock	543	635

Weighted average shares outstanding – diluted	41,537	41,216

10.	Commitments and Contingencies

The company has contractual obligations to customers that are required to be paid in the event that certain performance targets specified by the contracts are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations aggregate to $36.0 million as of March 31, 2009. If none of the performance targets are met as of the specified dates, and the customers have met their contractual commitments, payments of $4.3 million and $31.7 million would be due in 2010 and 2011, respectively. The company deferred the recognition of contract fees that are contingent upon the company’s future performance under the terms of these contracts in accordance with Emerging Issues Task Force (EITF) Issue 00-21, Multiple-Element Arrangements. As of March 31, 2009, $4.4 million of deferred revenue related to these contracts is included in other accrued liabilities.

The state of California is reviewing certain business relocation incentives related to sales tax collections which, depending on the outcome of the administrative review, could result in a cash payment of up to $0.8 million or a cash receipt of up to $4.5 million by the company.

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

Condensed Consolidating Financial Information

For the three months ended March 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$1,948,423	$205	$—	$1,948,628
Cost of revenue	—	1,764,998	(3)	—	1,764,995

Gross margin	—	183,425	208	—	183,633
Selling, general and administrative expenses	(85)	139,283	199	—	139,397
Depreciation and amortization	—	5,801	15	—	5,816
Other operating income, net	—	(1,460)	—	—	(1,460)

Operating earnings (loss)	85	39,801	(6)	—	39,880
Interest (income) expense, net	(4,555)	7,862	34	—	3,341

Income (loss) before income taxes	4,640	31,939	(40)	—	36,539
Income tax provision (benefit)	1,823	12,374	(16)	—	14,181

Income (loss) from continuing operations	2,817	19,565	(24)	—	22,358
Loss from discontinued operations, net of tax	—	—	(8,382)	—	(8,382)

Net income (loss)	$2,817	$19,565	$(8,406)	$—	$13,976

Condensed Consolidating Financial Information

For the three months ended March 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$1,727,301	$—	$—	$1,727,301
Cost of revenue	—	1,557,088	—	—	1,557,088

Gross margin	—	170,213	—	—	170,213
Selling, general and administrative expenses	(97)	123,089	—	—	122,992
Depreciation and amortization	—	5,282	—	—	5,282
Other operating income, net	—	(1,021)	—	—	(1,021)

Operating earnings	97	42,863	—	—	42,960
Interest (income) expense, net	(482)	4,021	—	—	3,539

Income before income taxes	579	38,842	—	—	39,421
Income tax provision	226	15,155	—	—	15,381

Income from continuing operations	353	23,687	—	—	24,040
Income from discontinued operations, net of tax	—	—	168	—	168

Net income	$353	$23,687	$168	$—	$24,208

Condensed Consolidating Financial Information

March 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$9,703	$(5,373)	$6,190	$—	$10,520
Accounts and notes receivable, net	—	511,863	12	—	511,875
Merchandise inventories	—	702,251	2	—	702,253
Intercompany advances, net	16,776	(86,954)	70,178	—	—
Other current assets	3	51,599	6,157	—	57,759

Total current assets	26,482	1,173,386	82,539	—	1,282,407
Property and equipment, net	—	79,162	—	—	79,162
Property held for sale	—	15,730	—	—	15,730
Goodwill, net	—	252,412	—	—	252,412
Intangible assets, net	—	27,127	3	—	27,130
Intercompany receivables	35,089	—	—	(35,089)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,771	27,537	877	—	30,185

Total assets	$508,570	$1,575,354	$83,419	$(480,317)	$1,687,026

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$571,947	$61	$—	$572,008
Accrued payroll and related liabilities	—	21,802	12	—	21,814
Other accrued liabilities	7,654	112,809	12	—	120,475
Current liabilities of discontinued operations	—	—	2,002	—	2,002

Total current liabilities	7,654	706,558	2,087	—	716,299
Long-term debt, excluding current portion	206,355	6,241	—	—	212,596
Intercompany debt	—	138,125	35,854	(173,979)	—
Other liabilities	—	61,461	—	—	61,461

Total liabilities	214,009	912,385	37,941	(173,979)	990,356

Shareholders’ equity
Common stock	83,152	—	1,500	(1,500)	83,152
Paid-in capital	182,819	242,024	62,814	(304,838)	182,819
Retained earnings (deficit)	28,239	433,242	(18,836)	—	442,645
Accumulated other comprehensive income (loss)	351	(12,297)	—	—	(11,946)

Total shareholders’ equity	294,561	662,969	45,478	(306,338)	696,670

Total liabilities and shareholders’ equity	$508,570	$1,575,354	$83,419	$(480,317)	$1,687,026

Condensed Consolidating Financial Information

December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,425	$(6,590)	$1,051	$—	$7,886
Accounts and notes receivable, net	—	521,295	16	—	521,311
Merchandise inventories	—	679,059	10	—	679,069
Intercompany advances, net	11,903	(11,903)	—	—	—
Other current assets	98	65,074	6,157	—	71,329
Current assets of discontinued operations	—	—	32,199	—	32,199

Total current assets	25,426	1,246,935	39,433	—	1,311,794
Property and equipment, net	—	76,949	—	—	76,949
Property held for sale	—	15,730	—	—	15,730
Goodwill, net	—	252,412	—	—	252,412
Intangible assets, net	—	27,799	3	—	27,802
Intercompany receivables	37,118	—	—	(37,118)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,817	26,437	891	—	29,145
Other assets of discontinued operations	—	—	62,358	—	62,358

Total assets	$509,589	$1,646,262	$102,685	$(482,346)	$1,776,190

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$512,971	$55	$—	$513,026
Accrued payroll and related liabilities	—	39,993	25	—	40,018
Other accrued liabilities	4,747	98,673	9	—	103,429
Current liabilities of discontinued operations	—	—	11,038	—	11,038

Total current liabilities	4,747	651,637	11,127	—	667,511
Long-term debt, excluding current portion	206,580	152,657	—	—	359,237
Intercompany debt	—	138,465	37,543	(176,008)	—
Other liabilities	—	60,261	130	—	60,391

Total liabilities	211,327	1,003,020	48,800	(176,008)	1,087,139

Shareholders’ equity
Common stock	82,881	—	1,500	(1,500)	82,881
Paid-in capital	180,074	242,024	62,814	(304,838)	180,074
Retained earnings (deficit)	34,944	413,677	(10,429)	—	438,192
Accumulated other comprehensive income (loss)	363	(12,459)	—	—	(12,096)

Total shareholders’ equity	298,262	643,242	53,885	(306,338)	689,051

Total liabilities and shareholders’ equity	$509,589	$1,646,262	$102,685	$(482,346)	$1,776,190

Condensed Consolidating Financial Information

For the three months ended March 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income (loss)	$2,817	$19,565	$(8,406)	$—	$13,976
Adjustments to reconcile net income to cash provided by operating activities:
Net loss from discontinued operations	—	—	8,382	—	8,382
Depreciation and amortization	—	5,801	15	—	5,816
Provision for losses on accounts and notes receivable	—	1,028	—	—	1,028
Provision for LIFO reserve		16,440	—	—	16,440
Share-based compensation expense	—	2,386	—	—	2,386
Changes in operating assets and liabilities:
Accounts and notes receivable	—	8,404	4	—	8,408
Merchandise inventories	—	(39,631)	7	—	(39,624)
Accounts payable	—	60,325	6	—	60,331
Net change in other current assets and liabilities	3,002	2,955	(8)	—	5,949
Other, net	(1,000)	1,008	—	—	8

Cash provided by operating activities	4,819	78,281	—	—	83,100

Investing activities
Additions to property and equipment	—	(5,416)	—	—	(5,416)
Additions to computer software	—	(2,717)	—	—	(2,717)
Cash received related to acquisition of business	—	6,994	—	—	6,994

Cash provided by (used for) investing activities	—	(1,139)	—	—	(1,139)

Financing activities
Change in intercompany advances	(420)	72,420	(72,000)	—	—
Cash dividends paid	(9,523)	—	—	—	(9,523)
Net payments on revolving credit facility	—	(146,478)	—	—	(146,478)
Proceeds from exercise of stock options	740	—	—	—	740
Excess tax benefits related to share-based compensation	662	—	—	—	662
Increase in drafts payable	—	(1,349)	—	—	(1,349)
Other, net	—	(518)	—	—	(518)

Cash used for financing activities	(8,541)	(75,925)	(72,000)	—	(156,466)

Discontinued operations
Operating cash flows	—	—	14,139	—	14,139
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	77,139	—	77,139

Net increase (decrease) in cash and cash equivalents	(3,722)	1,217	5,139	—	2,634
Cash and cash equivalents at beginning of period	13,425	(6,590)	1,051	—	7,886

Cash and cash equivalents at end of period	$9,703	$(5,373)	$6,190	$—	$10,520

Condensed Consolidating Financial Information

For the three months ended March 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities
Net income	$353	$23,687	$168	$—	$24,208
Adjustments to reconcile net income to cash provided by operating activities:
Net income from discontinued operations	—	—	(168)	—	(168)
Depreciation and amortization	—	5,282	—	—	5,282
Provision for losses on accounts and notes receivable	—	857	—	—	857
Provision for LIFO reserve	—	10,468	—	—	10,468
Share-based compensation expense	—	2,721	—	—	2,721
Changes in operating assets and liabilities:
Accounts and notes receivable	—	11,594	(11)	—	11,583
Merchandise inventories	—	(36,435)	(6)	—	(36,441)
Accounts payable	—	82,320	68	—	82,388
Net change in other current assets and liabilities	3,059	11,253	16	—	14,328
Other, net	(1,226)	393	—	—	(833)

Cash provided by operating activities	2,186	112,140	67	—	114,393

Investing activities
Additions to property and equipment	—	(1,977)	(2)	—	(1,979)
Additions to computer software	—	(2,320)	14	—	(2,306)
Other, net	—	6	—	—	6

Cash provided by (used for) investing activities	—	(4,291)	12	—	(4,279)

Financing activities
Change in intercompany advances	2,652	(9,975)	7,323	—	—
Cash dividends paid	(8,197)	—	—	—	(8,197)
Net payments on revolving credit facility	—	(76,500)	—	—	(76,500)
Proceeds from exercise of stock options	1,825	—	—	—	1,825
Excess tax benefits related to share-based compensation	1,085	—	—	—	1,085
Increase in drafts payable	—	(10,710)	—	—	(10,710)
Other, net	—	(660)	—	—	(660)

Cash provided by (used for) financing activities	(2,635)	(97,845)	7,323	—	(93,157)

Discontinued operations
Operating cash flows	—	—	(5,952)	—	(5,952)
Investing cash flows	—	—	(503)	—	(503)

Net cash used for discontinued operations	—	—	(6,455)	—	(6,455)
Net increase (decrease) in cash and cash equivalents	(449)	10,004	947	—	10,502
Cash and cash equivalents at beginning of period	708	9,316	371	—	10,395

Cash and cash equivalents at end of period	$259	$19,320	$1,318	$—	$20,897

12.	Recent Accounting Pronouncements

The company adopted SFAS 157, Fair Value Measurements, on January 1, 2008, for financial assets and financial liabilities, and nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a recurring basis. The company adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis on January 1, 2009. The impact of adoption on the company’s financial position and results of operations was not material.

The company adopted SFAS 141(R), Business Combinations, and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, on January 1, 2009. SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including the value of contingent consideration, in-process research and development, and acquisition contingencies. FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. Additionally, it does not permit capitalization of transaction costs associated with acquisitions. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 had no impact on the company’s financial position or results of operations, as the company did not complete any business combinations during the three months ended March 31, 2009. The adoption of these standards will have an impact on the company’s accounting and disclosure practices for any future business combinations.

The company adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, on January 1, 2009. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The adoption of FSP FAS 142-3 had no impact on the company’s financial position and results of operations.

The company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, on January 1, 2009. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings per Share. The adoption of FSP EITF 03-6-1 had an impact on net income per basic share from continuing operations of $0.01 for the quarter ended March 31, 2009 and March 31, 2008.

In December 2008, FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets was issued. This FSP requires disclosures about plan assets, including information about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and the impact to the company’s consolidated financial statements will be limited to changes in disclosures.

In April 2009, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, was issued. This FSP amends SFAS 107, Disclosures about Fair Values of Financial Instruments, to require disclosure about fair value of financial instruments in interim financial statements. It amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009. The impact of adopting this FSP is limited to disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) since December 31, 2008. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

First quarter of 2009 compared with first quarter of 2008

Overview. In the first quarter of 2009, the company earned net income of $14.0 million, decreased from $24.2 million in the first quarter of 2008. Net income per diluted common share was $0.34 for the first quarter of 2009, a decrease from $0.59 in the comparable period of 2008. Operating earnings were $39.9 million, or 2.05% of revenue, in the first quarter of 2009, a decline from $43.0 million, or 2.49% of revenue, in the first quarter of 2008. Operating earnings in the first three months of 2009 were negatively affected by the cost of integrating the acquired acute-care distribution business of The Burrows Company (Burrows).

Divestitures. In January 2009, the company exited its direct-to-consumer distribution business (the “DTC business”). Accordingly, the DTC business is presented as discontinued operations in the company’s condensed consolidated financial statements, and all prior period information has been reclassified to be consistent with the current period presentation.

The following table presents highlights from the company’s condensed consolidated statements of income on a percentage of revenue basis:

For the three months ended March 31,	2009	2008
Gross margin	9.42%	9.85%
Selling, general and administrative expense	7.15%	7.12%
Operating earnings	2.05%	2.49%
Income from continuing operations	1.15%	1.39%

Revenue. Revenue increased 12.8%, or $221.3 million, to $1.95 billion in the first quarter of 2009, from $1.73 billion in the first quarter of 2008. In comparing the first quarter of 2009 to the comparable period of 2008, approximately 70% of the increase resulted largely from the Burrows acquisition, as well as other net new business. The remaining revenue growth resulted from increased sales to existing accounts.

Gross margin. Gross margin dollars were $183.6 million in the first quarter of 2009 compared to $170.2 million for the same period of 2008. As a percentage of revenue, gross margin was 9.42% for the first quarter of 2009, as compared with 9.85% for the same period of 2008. In comparing quarter-to-quarter, the increase in gross margin dollars was primarily due to the increase in revenues. The decline of 43 basis points in gross margin as a percentage of revenue was primarily due to the deferral of revenue, in the first quarter of 2009, related to new contracts signed in 2008, as well as the impact of greater supplier price increases. The deferral of revenue, which totaled $4.4 million, relates to certain customer contracts with performance targets related to services to be performed by the company over the remaining term of the contracts. The supplier price increases were approximately 60% greater than increases experienced in the first quarter of 2008. As a result of these price increases, the LIFO provision increased $6.0 million to $16.4 million for the first quarter of 2009. A portion of the price increases was not eligible for supplier rebates, and as a result, in combination with the increase in the LIFO provision, there was a $4.5 million reduction in gross margin during the first quarter of 2009 as compared with the same period in the prior year.

The company values inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been 84 basis points greater in the first three months of 2009 and 61 basis points greater in the first three months of 2008.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $139.4 million for the first quarter of 2009, as compared with $123.0 million in the comparable period of 2008. As a percentage of revenue, SG&A expense was 7.15% in the first quarter of 2009, increased from 7.12% in the first quarter of 2008. In comparing the first quarter of 2009 to the same period of 2008, SG&A expense increased by $6.6 million for salaries, $1.2 million for occupancy costs, $1.6 million for freight and $2.1 million for other transition expenses, all primarily related to the integration of the Burrows business. Additionally, SG&A expense included increases of $3.7 million in employee benefits and $1.9 million in information technology outsourcing fees. These increases were partially offset by decreases in management incentive expenses of $2.4 million and fuel expenses of $1.3 million.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter of 2009 was $5.8 million, a 10% increase from $5.3 million in the first quarter of 2008. The increase is primarily due to amortization of intangibles from the acquired Burrows business and computer software, as well as depreciation of warehouse equipment.

Interest expense, net. Net interest expense was $3.3 million for the first quarter of 2009, a decrease from $3.5 million for the first quarter of 2008. In the first three months of 2009, the company’s effective interest rate was 6.0% on average borrowings of $228.0 million, compared to 6.9% on average borrowings of $214.1 million in the first three months of 2008.

Income taxes. The provision for income taxes was $14.2 million in the first quarter of 2009, compared to $15.4 million in the same period of 2008. The effective tax rate was 38.8% for the first quarter of 2009, compared to 39.0% in the same period of 2008. The lower effective rate in 2009 was due to lower interest expense related to potential tax liabilities.

Income from continuing operations. Income from continuing operations decreased to $22.4 million for the first quarter of 2009 compared to $24.0 million in the first quarter of 2008. The decrease was due to an increase in SG&A expense of $16.4 million, which was partially offset by an increase in gross margin of $13.4 million and a decline in income tax expense of $1.2 million.

Income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax, was $8.4 million for the first quarter of 2009 compared to income of $0.2 million in the first quarter of 2008. The decrease of $8.6 million was primarily due to charges associated with exiting the DTC business, partially offset by a $3.2 million gain on the sale of the business.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31,	2009	2008
Net cash provided by (used for) continuing operations:
Operating activities	$83.1	$114.4
Investing activities	$(1.1)	$(4.3)
Financing activities	$(156.5)	$(93.2)
Net cash provided by (used for) discontinued operations	$77.1	$(6.5)

Liquidity. In the first three months of 2009, cash and cash equivalents increased by $2.6 million to $10.5 million at March 31, 2009. The company generated $83.1 million of operating cash from continuing operations, compared to $114.4 million in the first three months of 2008. Operating cash from continuing operations in the first three months of 2009 and 2008 was positively affected by the timing of payments for inventory and collections of accounts receivable and, for 2009, was negatively affected by increases in inventory, primarily related to new business and the transition of the Burrows business.

Cash used for investing activities decreased to $1.1 million in the first three months of 2009 from $4.3 million in the same period of 2008. The decrease was due to cash received in 2009 related to the Burrows acquisition, which partially offset increased capital expenditures for software and technology for distribution center efficiency improvements. Capital expenditures were $8.1 million in the first three months of 2009, compared to $4.3 million in the same period of 2008.

Financing activities used $156.5 million of cash in the first three months of 2009, and $93.2 million in the first three months of 2008. During the first quarter of 2009, cash from operating activities of continuing and discontinued operations, along with $63.0 million of proceeds from the sale of the DTC business, was used to reduce the company’s borrowings under the revolving credit facility by $146.5 million and to pay dividends. During the same period of 2008, cash from operating activities of continuing operations was used to reduce the company’s borrowings under the revolving credit facility and bank overdrafts, totaling $87.2 million, and to pay dividends. Cash used to pay dividends was $9.5 million in the first three months of 2009, increased from $8.2 million in the same period of 2008, as the company paid a dividend per share of $0.23 for the first three months of 2009 as compared with $0.20 per share for the first three months of 2008.

Accounts receivable days sales outstanding (DSO) were 23.6 days at March 31, 2009, 24.5 days at December 31, 2008, and 22.6 days at March 31, 2008, based on three months’ sales. Inventory turnover was 10.3 in the first quarter of 2009 and 10.6 in the first quarter of 2008, based on three months’ sales.

The company has $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually.

The company has a revolving credit facility with a total borrowing capacity of $306 million. The facility expires in May 2011. The interest rate on the facility is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio, as defined by the credit agreement. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating. At March 31, 2009, the company had $15.1 million outstanding under the facility, including outstanding letters of credit, leaving $290.9 million available for borrowing.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. Based on the company’s leverage ratio at March 31, 2009, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will decrease to LIBOR plus 50 basis points at the next adjustment date.

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

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although O&M believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	the ability of the company to implement its strategic initiatives;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to the company;

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	the ability of the company to meet customer demand for additional value-added services;

•	the ability to meet performance targets specified by customer contracts under contractual commitments;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on company operating costs and supplier product prices;

•	the ability of the company to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill;

•	the ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	the ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies;

•	the ability to manage reimbursements from Medicare, Medicaid, private healthcare insurers and individual customers; and

•	changes in government regulations, including healthcare laws and regulations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company provides credit, in the normal course of business, to its customers and is exposed to losses resulting from nonpayment or delinquent payment by customers. The company performs initial and ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The company measures its performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at March 31, 2009, were $512 million, and DSO for the three months ended March 31, 2009 was 23.6. A hypothetical increase in DSO of one day would result in an increase in borrowings against the company’s revolving credit facility of approximately $20 million.

The company has $200 million of outstanding fixed-rate debt maturing in 2016. During the first three months of 2008, the company used interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company was exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements and to market risk from changes in interest rates related to these swap agreements. The company terminated these swap agreements during 2008 and does not hold any derivative financial instruments as of March 31, 2009.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. The company had $4.1 million of outstanding borrowings and $11.0 million in letters of credit under its revolving credit facility at March 31, 2009. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There have been no changes in the company’s internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Through March 31, 2009, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Certain Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Through March 31, 2009, there have been no material changes in any risk factors reported in such Annual Report.

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

Owens & Minor, Inc.
(Registrant)

Date: May 5, 2009	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date: May 5, 2009	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date: May 5, 2009	/s/ OLWEN B. CAPE
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