Form 10-Q
period 2009-06-30
OWENS & MINOR INC/VA/
filed 2009-08-05
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2009, was 41,776,874 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue	$2,013,780	$1,771,230	$3,962,408	$3,498,531
Cost of revenue	1,816,081	1,595,888	3,581,076	3,152,976

Gross margin	197,699	175,342	381,332	345,555
Selling, general and administrative expenses	143,972	128,738	283,369	251,730
Depreciation and amortization	6,046	5,394	11,862	10,676
Other operating income, net	(1,265)	(1,898)	(2,725)	(2,919)

Operating earnings	48,946	43,108	88,826	86,068
Interest expense, net	3,291	2,837	6,632	6,376

Income before income taxes	45,655	40,271	82,194	79,692
Income tax provision	17,880	15,811	32,061	31,192

Income from continuing operations	27,775	24,460	50,133	48,500
Loss from discontinued operations, net of tax	(4,127)	(828)	(12,509)	(660)

Net income	$23,648	$23,632	$37,624	$47,840

Income (loss) per common share – basic:
Continuing operations	$0.67	$0.60	$1.21	$1.18
Discontinued operations	(0.10)	(0.02)	(0.30)	(0.01)

Net income per common share – basic	$0.57	$0.58	$0.91	$1.17

Income (loss) per common share – diluted:
Continuing operations	$0.67	$0.59	$1.20	$1.17
Discontinued operations	(0.10)	(0.02)	(0.30)	(0.02)

Net income per common share – diluted	$0.57	$0.57	$0.90	$1.15

Cash dividends per common share	$0.23	$0.20	$0.46	$0.40

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$14,723	$7,886
Accounts and notes receivable, net of allowances of $15,977 and $14,808	500,204	521,311
Merchandise inventories	696,955	679,069
Other current assets	71,500	71,329
Current assets of discontinued operations	—	32,199

Total current assets	1,283,382	1,311,794
Property and equipment, net of accumulated depreciation of $76,913 and $71,212	80,163	76,949
Property held for sale	13,470	15,730
Goodwill, net	252,412	252,412
Intangible assets, net	26,456	27,802
Other assets, net	32,887	29,145
Other assets of discontinued operations	—	62,358

Total assets	$1,688,770	$1,776,190

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$569,735	$513,026
Accrued payroll and related liabilities	22,681	40,018
Other accrued liabilities	106,098	103,429
Current liabilities of discontinued operations	4,074	11,038

Total current liabilities	702,588	667,511
Long-term debt, excluding current portion	208,326	359,237
Other liabilities	63,650	60,391

Total liabilities	974,564	1,087,139

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 41,736 shares and 41,441 shares	83,473	82,881
Paid-in capital	185,861	180,074
Retained earnings	456,686	438,192
Accumulated other comprehensive loss	(11,814)	(12,096)

Total shareholders’ equity	714,206	689,051

Total liabilities and shareholders’ equity	$1,688,770	$1,776,190

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2009	2008
Operating activities:
Net income	$37,624	$47,840
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations	12,509	660
Provision for LIFO reserve	16,440	10,468
Depreciation and amortization	11,862	10,676
Share-based compensation expense	4,159	4,703
Provision for losses on accounts and notes receivable	2,052	1,724
Changes in operating assets and liabilities:
Accounts and notes receivable	19,055	(12,556)
Merchandise inventories	(34,326)	(60,726)
Accounts payable	70,963	81,281
Net change in other current assets and liabilities	(21,440)	(10,037)
Other, net	4,515	1,491

Cash provided by operating activities of continuing operations	123,413	75,524

Investing activities:
Additions to property and equipment	(9,420)	(3,595)
Additions to computer software	(7,311)	(4,658)
Cash received related to acquisition of business	6,994	—
Other, net	—	8

Cash used for investing activities of continuing operations	(9,737)	(8,245)

Financing activities:
Net payments on revolving credit facility	(150,578)	(62,200)
Cash dividends paid	(19,130)	(16,461)
Increase (decrease) in drafts payable	(14,254)	4,759
Proceeds from exercise of stock options	2,170	7,226
Excess tax benefits related to share-based compensation	958	2,454
Other, net	(1,089)	(1,226)

Cash used for financing activities of continuing operations	(181,923)	(65,448)

Discontinued operations:
Operating cash flows	12,084	3,437
Investing cash flows	63,000	(1,406)

Net cash provided by discontinued operations	75,084	2,031

Net increase in cash and cash equivalents	6,837	3,862
Cash and cash equivalents at beginning of period	7,886	10,395

Cash and cash equivalents at end of period	$14,723	$14,257

Supplemental disclosure of cash flow information:
Income taxes paid, net	$27,934	$45,707
Interest paid	$6,611	$6,715

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of June 30, 2009, and December 31, 2008, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and the consolidated cash flows for the six months ended June 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The company has evaluated all subsequent events through August 5, 2009, the date the financial statements were issued.

In January 2009, the company exited its direct-to-consumer distribution business (the “DTC business”). Accordingly, the DTC business is reported as discontinued operations for all periods presented, and unless otherwise noted, all amounts presented in the accompanying condensed consolidated financial statements, including note disclosures, contain only information related to the company’s continuing operations.

In 2008, the company identified errors in its previously filed condensed consolidated balance sheets as of December 31, 2007, and June 30, 2008, and condensed consolidated statement of cash flows for the six months ended June 30, 2008. The errors are considered immaterial; however, the company has revised the condensed consolidated statement of cash flows for the six months ended June 30, 2008, included in this filing. The errors were the result of the company incorrectly classifying bank overdrafts of $8.3 million as of December 31, 2007, and $9.3 million as of June 30, 2008, in cash and cash equivalents rather than in accounts payable, and the company incorrectly classifying an increase in bank overdrafts of $1.1 million for the six months ended June 30, 2008, as a change in cash and cash equivalents rather than as a change in drafts payable in cash used for financing activities. The correction of these errors did not affect previously reported net income, shareholders’ equity, or net income per share for any of the periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2.	Discontinued Operations

The following table provides summary financial information for the DTC business for the three- and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$—	$23,685	$—	$49,101

Loss from discontinued operations before income taxes	$(6,502)	$(1,298)	$(20,021)	$(1,034)
Income tax benefit	2,375	470	7,512	374

Loss from discontinued operations	$(4,127)	$(828)	$(12,509)	$(660)

The company incurred charges associated with exiting the DTC business during the three- and six-month periods ended June 30, 2009. These charges related to the valuation of accounts receivable, as the company entered into an agreement with a third party during the first quarter of 2009 to pursue the collection of remaining accounts receivable, a loss on the disposal of inventory, costs associated with leased facilities, and payroll costs, including severance. The company recognized a $3.2 million pre-tax gain in the six months ended June 30, 2009, on the sale of certain assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc.

3.	Fair Value Measurements

In accordance with Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements (SFAS 157), a fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. SFAS 157 also established a three-tier hierarchy that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the company to use present value and other valuation techniques in the determination of fair value (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. See Notes 7 and 8 for the fair value of the company’s debt instruments and interest rate swaps.

4.	Property Held for Sale

Property held for sale consists of real properties acquired from The Burrows Company that the company is marketing for sale. These assets are reported at estimated fair value less selling costs.

5.	Intangible Assets

Intangible assets at June 30, 2009, and December 31, 2008, are as follows:

	Customer Relationships	Other Intangibles	Total
At June 30, 2009:
Gross intangible assets	$ 29,183	$ 4,131	$ 33,314
Accumulated amortization	(4,463)	(2,395)	(6,858)

Net intangible assets	$ 24,720	$ 1,736	$ 26,456

At December 31, 2008:
Gross intangible assets	$ 29,183	$ 4,131	$ 33,314
Accumulated amortization	(3,513)	(1,999)	(5,512)

Net intangible assets	$ 25,670	$ 2,132	$ 27,802

Amortization expense for intangible assets was $0.7 million and $0.5 million for the three months ended June 30, 2009 and 2008, and $1.3 million and $1.0 million for the six months ended June 30, 2009 and 2008.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense is as follows: Remainder of 2009—$1.3 million; 2010—$2.7 million; 2011—$2.5 million; 2012—$1.9 million, 2013—$1.9 million and 2014—$1.9 million.

6.	Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and six months ended June 30, 2009 and 2008, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$287	$398	$604	$617
Interest cost	856	861	1,741	1,709
Expected return on plan assets	(459)	(490)	(917)	(980)
Amortization of prior service cost	39	38	78	78
Recognized net actuarial loss	197	204	425	385

Net periodic pension cost	$920	$1,011	$1,931	$1,809

7.	Debt

The company has $200 million of senior notes outstanding, which mature in April 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). The fair value of the Senior Notes at June 30, 2009, and December 31, 2008, was $175.5 million and $174.3 million, and the related carrying amount was $206.1 million and $206.6 million. The estimated fair value of the Senior Notes is based on quoted market prices for the company’s Senior Notes traded in the secondary markets (Level 1) or, if market prices are not available, on the borrowing rates currently available to the company for loans with similar terms and average maturities (Level 2).

The company has a revolving credit facility with a total borrowing capacity of $306 million and which expires in May 2011. At June 30, 2009, the company had $11.0 million of letters of credit and no borrowings outstanding under the facility, leaving $295.0 million available for borrowing.

8.	Derivative Financial Instruments

During the six months ended June 30, 2008, the company held interest rate swaps related to a portion of the company’s $200 million Senior Notes. The swaps were designated as a fair value hedge of a portion of the Senior Notes using the shortcut method, as both the swaps and the Senior Notes met all of the conditions for this method under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, no net gains or losses were recorded on the statement of income related to the company’s underlying debt and interest rate swap agreements. The fair value of the swaps was determined using observable market inputs (Level 2). The swaps were terminated in the third quarter of 2008, and the company did not hold any derivative financial instruments during the six months ended June 30, 2009.

9.	Comprehensive Income

The company’s comprehensive income for the three and six months ended June 30, 2009 and 2008, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$23,648	$23,632	$37,624	$47,840
Other comprehensive income:
Retirement benefit plans adjustments, net of tax	144	47	307	47
Cash flow hedge activity, net of tax	(12)	(11)	(25)	(23)

Comprehensive income	$23,780	$23,668	$37,906	$47,864

10.	Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$27,775	$24,460	$50,133	$48,500
Less: income allocated to participating securities	(236)	(166)	(424)	(319)

Income from continuing operations attributable to common shareholders	$27,539	$24,294	$49,709	$48,181

Denominator:
Weighted average shares outstanding — basic	41,070	40,754	41,033	40,677
Dilutive shares - stock options and restricted stock	555	695	575	686

Weighted average shares outstanding — diluted	41,625	41,449	41,608	41,363

Income from continuing operations per share attributable to the common shareholders:(A)
Basic	$0.67	$0.60	$1.21	$1.18
Diluted	$0.67	$0.59	$1.20	$1.17

(A)	The per share amounts presented above may not recalculate precisely due to the rounding of the numerators and denominators for presentation purposes.

11.	Commitments and Contingencies

The company has contractual obligations to customers that are required to be paid in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $18.4 million as of June 30, 2009. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2009—$0.3 million; 2010—$0.8 million; 2011—$14.0 million; 2012—$1.3 million, and 2014—$2.0 million. None of these contingent obligations were accrued at June 30, 2009, as the company does not consider any of them probable. The company deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts in accordance with Emerging Issues Task Force (EITF) Issue 00-21, Multiple-Element Arrangements. As of June 30, 2009, $2.5 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain business relocation incentives related to sales tax collections which could result in an outcome ranging from a loss of less than $1.0 million to a gain in excess of $5.0 million. The company does not believe the matter will be resolved in 2009 and does not consider it probable as of June 30, 2009, that the ultimate resolution of the matter will result in a loss.

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

Condensed Consolidating Financial Information

For the three months ended June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$2,013,570	$210	$—	$2,013,780
Cost of revenue	—	1,816,080	1	—	1,816,081

Gross margin	—	197,490	209	—	197,699
Selling, general and administrative expenses	852	142,982	138	—	143,972
Depreciation and amortization	—	6,031	15	—	6,046
Other operating (income) expense, net	—	(1,390)	125	—	(1,265)

Operating earnings (loss)	(852)	49,867	(69)	—	48,946
Interest (income) expense, net	(3,910)	7,167	34	—	3,291

Income (loss) before income taxes	3,058	42,700	(103)	—	45,655
Income tax provision (benefit)	1,217	16,704	(41)	—	17,880

Income (loss) from continuing operations	1,841	25,996	(62)	—	27,775
Loss from discontinued operations, net of tax	—	—	(4,127)	—	(4,127)

Net income (loss)	$1,841	$25,996	$(4,189)	$—	$23,648

For the three months ended June 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$1,771,230	$—	$—	$1,771,230
Cost of revenue	—	1,595,888	—	—	1,595,888

Gross margin	—	175,342	—	—	175,342
Selling, general and administrative expenses	600	128,138	—	—	128,738
Depreciation and amortization	—	5,394	—	—	5,394
Other operating income, net	—	(1,898)	—	—	(1,898)

Operating earnings (loss)	(600)	43,708	—	—	43,108
Interest (income) expense, net	(1,052)	3,889	—	—	2,837

Income before income taxes	452	39,819	—	—	40,271
Income tax provision	178	15,633	—	—	15,811

Income from continuing operations	274	24,186	—	—	24,460
Loss from discontinued operations, net of tax	—	—	(828)	—	(828)

Net income (loss)	$274	$24,186	$(828)	$—	$23,632

Condensed Consolidating Financial Information

For the six months ended June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$3,961,993	$415	$—	$3,962,408
Cost of revenue	—	3,581,078	(2)	—	3,581,076

Gross margin	—	380,915	417	—	381,332
Selling, general and administrative expenses	767	282,265	337	—	283,369
Depreciation and amortization	—	11,832	30	—	11,862
Other operating (income) expense, net	—	(2,850)	125	—	(2,725)

Operating earnings (loss)	(767)	89,668	(75)	—	88,826
Interest (income) expense, net	(8,465)	15,029	68	—	6,632

Income (loss) before income taxes	7,698	74,639	(143)	—	82,194
Income tax provision (benefit)	3,040	29,078	(57)	—	32,061

Income (loss) from continuing operations	4,658	45,561	(86)	—	50,133
Loss from discontinued operations, net of tax	—	—	(12,509)	—	(12,509)

Net income (loss)	$4,658	$45,561	$(12,595)	$—	$37,624

For the six months ended June 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$3,498,531	$—	$—	$3,498,531
Cost of revenue	—	3,152,976	—	—	3,152,976

Gross margin	—	345,555	—	—	345,555
Selling, general and administrative expenses	503	251,227	—	—	251,730
Depreciation and amortization	—	10,676	—	—	10,676
Other operating income, net	—	(2,919)	—	—	(2,919)

Operating earnings (loss)	(503)	86,571	—	—	86,068
Interest (income) expense, net	(1,534)	7,910	—	—	6,376

Income before income taxes	1,031	78,661	—	—	79,692
Income tax provision	404	30,788	—	—	31,192

Income from continuing operations	627	47,873	—	—	48,500
Loss from discontinued operations, net of tax	—	—	(660)	—	(660)

Net income (loss)	$627	$47,873	$(660)	$—	$47,840

Condensed Consolidating Financial Information

June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$8,980	$5,327	$416	$—	$14,723
Accounts and notes receivable, net	—	500,199	5	—	500,204
Merchandise inventories	—	696,955	—	—	696,955
Intercompany advances, net	5,924	(85,240)	79,316	—	—
Other current assets	409	64,934	6,157	—	71,500

Total current assets	15,313	1,182,175	85,894	—	1,283,382
Property and equipment, net	—	80,159	4	—	80,163
Property held for sale	—	13,470	—	—	13,470
Goodwill, net	—	252,412	—	—	252,412
Intangible assets, net	—	26,456	—	—	26,456
Intercompany receivables	39,658	—	—	(39,658)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,725	30,422	740	—	32,887

Total assets	$501,924	$1,585,094	$86,638	$(484,886)	$1,688,770

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$569,731	$4	$—	$569,735
Accrued payroll and related liabilities	—	22,675	6	—	22,681
Other accrued liabilities	5,648	100,415	35	—	106,098
Current liabilities of discontinued operations	—	—	4,074	—	4,074

Total current liabilities	5,648	692,821	4,119	—	702,588
Long-term debt, excluding current portion	206,131	2,195	—	—	208,326
Intercompany long-term debt	—	137,318	41,230	(178,548)	—
Other liabilities	—	63,650	—	—	63,650

Total liabilities	211,779	895,984	45,349	(178,548)	974,564

Shareholders’ equity
Common stock	83,473	—	1,500	(1,500)	83,473
Paid-in capital	185,861	242,024	62,814	(304,838)	185,861
Retained earnings (deficit)	20,473	459,238	(23,025)	—	456,686
Accumulated other comprehensive income (loss)	338	(12,152)	—	—	(11,814)

Total shareholders’ equity	290,145	689,110	41,289	(306,338)	714,206

Total liabilities and shareholders’ equity	$501,924	$1,585,094	$86,638	$(484,886)	$1,688,770

Condensed Consolidating Financial Information

December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,425	$(6,590)	$1,051	$—	$7,886
Accounts and notes receivable, net	—	521,295	16	—	521,311
Merchandise inventories	—	679,059	10	—	679,069
Intercompany advances, net	11,903	(11,903)	—	—	—
Other current assets	98	65,074	6,157	—	71,329
Current assets of discontinued operations	—	—	32,199	—	32,199

Total current assets	25,426	1,246,935	39,433	—	1,311,794
Property and equipment, net	—	76,949	—	—	76,949
Property held for sale	—	15,730	—	—	15,730
Goodwill, net	—	252,412	—	—	252,412
Intangible assets, net	—	27,799	3	—	27,802
Intercompany receivables	37,118	—	—	(37,118)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,817	26,437	891	—	29,145
Other assets of discontinued operations	—	—	62,358	—	62,358

Total assets	$509,589	$1,646,262	$102,685	$(482,346)	$1,776,190

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$512,971	$55	$—	$513,026
Accrued payroll and related liabilities	—	39,993	25	—	40,018
Other accrued liabilities	4,747	98,673	9	—	103,429
Current liabilities of discontinued operations	—	—	11,038	—	11,038

Total current liabilities	4,747	651,637	11,127	—	667,511
Long-term debt, excluding current portion	206,580	152,657	—	—	359,237
Intercompany long-term debt	—	138,465	37,543	(176,008)	—
Other liabilities	—	60,261	130	—	60,391

Total liabilities	211,327	1,003,020	48,800	(176,008)	1,087,139

Shareholders’ equity
Common stock	82,881	—	1,500	(1,500)	82,881
Paid-in capital	180,074	242,024	62,814	(304,838)	180,074
Retained earnings (deficit)	34,944	413,677	(10,429)	—	438,192
Accumulated other comprehensive income (loss)	363	(12,459)	—	—	(12,096)

Total shareholders’ equity	298,262	643,242	53,885	(306,338)	689,051

Total liabilities and shareholders’ equity	$509,589	$1,646,262	$102,685	$(482,346)	$1,776,190

Condensed Consolidating Financial Information

For the six months ended June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$4,658	$45,561	$(12,595)	$—	$37,624
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Loss from discontinued operations	—	—	12,509	—	12,509
Provision for LIFO reserve		16,440	—	—	16,440
Depreciation and amortization	—	11,832	30	—	11,862
Share-based compensation expense	—	4,159	—	—	4,159
Provision for losses on accounts and notes receivable	—	2,020	32	—	2,052
Changes in operating assets and liabilities:
Accounts and notes receivable	—	19,076	(21)	—	19,055
Merchandise inventories	—	(34,336)	10	—	(34,326)
Accounts payable	—	71,014	(51)	—	70,963
Net change in other current assets and liabilities	(311)	(21,110)	(19)	—	(21,440)
Other, net	(1,336)	5,855	(4)	—	4,515

Cash provided by (used for) operating activities	3,011	120,511	(109)	—	123,413

Investing activities:
Additions to property and equipment	—	(9,420)	—	—	(9,420)
Additions to computer software	—	(7,432)	121	—	(7,311)
Cash received related to acquisition of business	—	6,994	—	—	6,994

Cash provided by (used for) investing activities	—	(9,858)	121	—	(9,737)

Financing activities:
Change in intercompany advances	8,546	67,185	(75,731)	—	—
Net payments on revolving credit facility	—	(150,578)	—	—	(150,578)
Cash dividends paid	(19,130)	—	—	—	(19,130)
Increase in drafts payable	—	(14,254)	—	—	(14,254)
Proceeds from exercise of stock options	2,170	—	—	—	2,170
Excess tax benefits related to share-based compensation	958	—	—	—	958
Other, net	—	(1,089)	—	—	(1,089)

Cash used for financing activities	(7,456)	(98,736)	(75,731)	—	(181,923)

Discontinued operations:
Operating cash flows	—	—	12,084	—	12,084
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	75,084	—	75,084

Net increase (decrease) in cash and cash equivalents	(4,445)	11,917	(635)	—	6,837
Cash and cash equivalents at beginning of period	13,425	(6,590)	1,051	—	7,886

Cash and cash equivalents at end of period	$8,980	$5,327	$416	$—	$14,723

Condensed Consolidating Financial Information

For the six months ended June 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$627	$47,873	$(660)	$—	$47,840
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations	—	—	660	—	660
Depreciation and amortization	—	10,676	—	—	10,676
Provision for LIFO reserve	—	10,468	—	—	10,468
Share-based compensation expense	4,703	—	—	—	4,703
Provision for losses on accounts and notes receivable	—	1,724	—	—	1,724
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(12,561)	5	—	(12,556)
Merchandise inventories	—	(60,727)	1	—	(60,726)
Accounts payable	—	81,275	6	—	81,281
Net change in other current assets and liabilities	(545)	(9,491)	(1)	—	(10,037)
Other, net	(934)	2,425	—	—	1,491

Cash provided by operating activities	3,851	71,662	11	—	75,524

Investing activities:
Additions to property and equipment	—	(3,595)	—	—	(3,595)
Additions to computer software	—	(4,687)	29	—	(4,658)
Other, net	—	8	—	—	8

Cash provided by (used for) investing activities	—	(8,274)	29	—	(8,245)

Financing activities:
Change in intercompany advances	2,520	(4,887)	2,367	—	—
Net payments on revolving credit facility	—	(62,200)	—	—	(62,200)
Cash dividends paid	(16,461)	—	—	—	(16,461)
Increase in drafts payable	—	4,759	—	—	4,759
Proceeds from exercise of stock options	7,226	—	—	—	7,226
Excess tax benefits related to share-based compensation	2,454	—	—	—	2,454
Other, net	—	(1,226)	—	—	(1,226)

Cash provided by (used for) financing activities	(4,261)	(63,554)	2,367	—	(65,448)

Discontinued operations:
Operating cash flows	—	—	3,437	—	3,437
Investing cash flows	—	—	(1,406)	—	(1,406)

Net cash provided by discontinued operations	—	—	2,031	—	2,031

Net increase (decrease) in cash and cash equivalents	(410)	(166)	4,438	—	3,862
Cash and cash equivalents at beginning of period	708	9,316	371	—	10,395

Cash and cash equivalents at end of period	$298	$9,150	$4,809	$—	$14,257

13.	Recent Accounting Pronouncements

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

The company adopted SFAS 141(R), Business Combinations, and FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, on January 1, 2009. SFAS 141(R) expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including the value of contingent consideration, in-process research and development, and acquisition contingencies. Additionally, SFAS 141(R) does not permit capitalization of transaction costs associated with acquisitions. FSP FAS 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. There was no impact on adoption for the three and six months ended June 30, 2009, as FAS 141(R) was applied prospectively and the company did not complete any business combinations during these periods. The adoption of these standards will have an impact on the company’s accounting and disclosure practices for any future business combinations.

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

The company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, on January 1, 2009. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings per Share. The adoption of FSP EITF 03-6-1 decreased previously reported income from continuing operations per basic share, net income per basic share and net income per diluted share by $0.01 each for the six months ended June 30, 2008. The adoption of this FSP had no impact on these measures for the three months ended June 30, 2008 or on previously reported income from continuing operations per diluted share.

The company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, on June 30, 2009. This FSP requires disclosure about the fair value of financial instruments in interim financial statements. The impact of adoption on the company’s financial statements is limited to disclosure.

The company adopted SFAS 165, Subsequent Events, on June 30, 2009. SFAS 165 establishes requirements for the accounting and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The adoption of SFAS 165 had no impact on the company’s financial position or results of operations for the three and six months ended June 30, 2009.

In December 2008, FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, was issued. This FSP requires disclosures about plan assets, including information about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, and the impact to the company’s consolidated financial statements will be limited to changes in disclosures.

In June 2009, SFAS 168, The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was issued. SFAS 168 establishes the FASB Accounting Standards Codification as the authoritative source of GAAP in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of GAAP for SEC registrants. This SFAS is effective for all interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the company’s consolidated financial statements.

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

Results of Operations

Second quarter and first six months of 2009 compared with 2008

Overview. In the second quarter and first six months of 2009, the company earned net income of $23.6 million and $37.6 million, unchanged from the second quarter of 2008 and decreased from $47.8 million for the first six months of 2008. Net income per diluted common share was $0.57 for the second quarter of 2009 and 2008. Net income per diluted common share declined to $0.90 for the first six months of 2009 from $1.15 in the comparable period of 2008 due to losses from discontinued operations. Operating earnings, which were $48.9 million, or 2.43% of revenue, in the second quarter of 2009, increased from $43.1 million, or 2.43% of revenue, in the second quarter of 2008. In the first six months of 2009, operating earnings were $88.8 million, or 2.24% of revenue, increased from operating earnings of $86.1 million in the first six months of 2008, or 2.46% of revenue. Operating earnings in the second quarter and first six months of 2009 were negatively affected by the cost of integrating the acquired acute-care distribution business of The Burrows Company (Burrows).

Divestitures. In January 2009, the company exited its direct-to-consumer distribution business (the “DTC business”). Accordingly, the DTC business is presented as discontinued operations in the company’s condensed consolidated financial statements, and all prior period information has been reclassified to be consistent with the current period presentation.

The following table presents highlights from the company’s condensed consolidated statements of income on a percentage of revenue basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross margin	9.82%	9.90%	9.62%	9.88%
Selling, general and administrative expense	7.15%	7.27%	7.15%	7.20%
Operating earnings	2.43%	2.43%	2.24%	2.46%
Income from continuing operations	1.38%	1.38%	1.27%	1.39%

Revenue. Revenue increased 13.7%, or $242.6 million, to $2.01 billion in the second quarter of 2009, from $1.77 billion in the second quarter of 2008. For the first six months of 2009, revenue increased 13.3%, or $463.9 million, from the comparable period in 2008. In comparing the second quarter and first six months of 2009 to the same periods of 2008, approximately 70% of the increase resulted largely from the Burrows acquisition, as well as other net new business. The remaining revenue growth resulted from a net increase in sales to existing customers.

Gross margin. Gross margin dollars increased 12.8% to $197.7 million in the second quarter of 2009 compared to $175.3 million in the same period of 2008. In comparing quarter-to-quarter, the increase in gross margin dollars was primarily due to an increase in revenues. The decline of 8 basis points in gross margin as a percentage of revenue for the second quarter of 2009 as compared with the same period of 2008 was primarily due to lower gross margin on sales to customers related to the Burrows acquisition. The lower gross margin on sales to customers was partially offset by the recognition of $2.7 million of revenue related to customer contracts with performance targets. The amount recognized in the second quarter includes the reversal of certain amounts previously deferred, due to the company achieving contractual performance targets, and is net of revenues deferred during the second quarter related to outstanding contractual performance targets.

Gross margin dollars increased 10.3% to $381.3 million in the first six months of 2009 compared to $345.6 million in the same period of 2008. The increase in gross margin dollars was primarily due to an increase in revenues. The decline of 26 basis points in gross margin as a percentage of revenue for the first six months of 2009 was primarily comprised of: i) an 11 basis point decrease associated with the impact of greater supplier price increases, which resulted in an increased LIFO provision, ii) lower gross margin on sales to customers related to the Burrows acquisition, representing 8 basis points of the decline, and iii) a 4 basis point decrease from the net deferral of a portion of revenues related to customer contracts with contractual performance targets.

The company values inventory for its healthcare provider distribution business under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been 41 basis points greater in the first six months of 2009 and 30 basis points greater in the first six months of 2008.

One of the company’s suppliers notified the company that it intends to significantly reduce its pricing on certain products during the third quarter of 2009. This price decrease is expected to have a material positive impact on gross margin for the third quarter of 2009, due to a resulting decrease in the LIFO provision. The actual impact will be subject to a variety of other factors that affect the company’s LIFO provision, including inventory quantities and mix, as well as potential changes in other suppliers’ prices.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $144.0 million and $283.4 million for the second quarter and first six months of 2009, as compared with $128.7 million and $251.7 million in the comparable periods of 2008. In comparing the second quarter of 2009 to the same period of 2008, SG&A expenses increased by $7.4 million for compensation costs, $1.4 million in occupancy costs and $1.1 million in freight costs, all of which are primarily related to serving new customers and the acquired Burrows business, and $1.3 million in other transition expenses related to the Burrows acquisition, as well as $2.7 million for outsourcing and other outside services. These increases were partially offset by a decrease of $2.0 million in fuel costs.

In comparing the first six months of 2009 to the same period of 2008, SG&A expenses increased by $14.2 million for compensation costs, $3.1 million in occupancy costs and $2.7 million in freight costs, all of which are primarily related to serving new customers and the acquired Burrows business, and $3.4 million in other transition expenses related to the Burrows acquisition, as well as $5.3 million for outsourcing and other outside services. These increases were partially offset by a decrease of $3.3 million in fuel costs.

Depreciation and amortization. Depreciation and amortization expense for the second quarter and first six months of 2009 was $6.0 million and $11.9 million, increased from $5.4 million and $10.7 million in the comparable periods of 2008. The increases for the second quarter and first six months of 2009 over the comparable periods in 2008 were primarily due to depreciation of warehouse equipment and the amortization of intangible assets related to the acquired Burrows business.

Interest expense, net. Interest expense, net of interest earned on the company’s cash balances, was $3.3 million for the second quarter and $6.6 million for the first six months of 2009, increased from $2.8 million for the second quarter and from $6.4 million for the first six months of 2008. Net interest expense in the 2008 periods included interest income from interest rate swaps that were terminated in the third quarter of 2008. For the first six months of 2009, the company’s effective interest rate was 6.2% on average borrowings of approximately $214.9 million, compared to 6.2% on average borrowings of approximately $207.9 million in the first six months of 2008.

Income tax provision. The provision for income taxes was $17.9 million and $32.1 million in the second quarter and first six months of 2009, compared to $15.8 million and $31.2 million in the same periods of 2008. The effective tax rate was 39.2% and 39.0% for the second quarter and first half of 2009, compared to 39.3% and 39.1% in the same periods of 2008.

Income from continuing operations. Income from continuing operations was $27.8 million and $50.1 million in the second quarter and first six months of 2009, compared to $24.5 million and $48.5 million in the same periods of 2008. The improvement in the second quarter of 2009 was due to an increase in gross margin of $22.4 million, partially offset by increases in SG&A expenses of $15.2 million and income tax expense of $2.1 million. The improvement in the first six months of 2009 over the comparable period of 2008 was due to an increase in gross margin of $35.8 million, partially offset by increases in SG&A expenses of $31.6 million and depreciation and amortization expense of $1.2 million.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, was $4.1 million and $12.5 million in the second quarter and first six months of 2009, compared to $0.8 million and $0.7 million in the same periods of 2008. The increases in the second quarter and first six months of 2009 over the comparable periods of 2008 were primarily due to pre-tax charges associated with exiting the DTC business. The loss in the first six months of 2009 was partially offset by a $3.2 million gain on the sale of this business.

Financial Condition, Liquidity and Capital Resources

For the six months ended June 30,	2009	2008
Net cash provided by (used for) – continuing operations:
Operating activities	$123.4	$75.5
Investing activities	$(9.7)	$(8.2)
Financing activities	$(181.9)	$(65.4)
Net cash provided by discontinued operations	$75.1	$2.0

Liquidity. In the first six months of 2009, cash and cash equivalents increased by $6.8 million to $14.7 million at June 30, 2009. In the first six months of 2009, the company generated $123.4 million of operating cash from continuing operations, compared with $75.5 million in the first six months of 2008. Operating cash from continuing operations in the first six months of 2009 was positively affected by the timing of payments for inventory, primarily related to new business and the transition of the Burrows business, and collections of accounts receivable and was negatively affected by increases in inventory and decreases in payroll related liabilities. Operating cash from continuing operations in the first six months of 2008 was positively affected by the timing of payments for inventory and was negatively affected by increases in accounts receivable and inventory.

Cash used for investing activities increased to $9.7 million in the first six months of 2009 from $8.2 million in the same period of 2008 as an increase in capital expenditures of $8.5 million was partially offset by cash received related to the acquisition of the Burrows business. The increase in capital expenditures to $16.7 million for the first six months of 2009 from $8.3 million in the comparable period of 2008 was related to investments in software, as well as technology for distribution center efficiency improvements and warehouse improvements for the integration of the acquired Burrows business.

Financing activities used $181.9 million of cash in the first six months of 2009 and $65.4 million in the first six months of 2008. In the first six months of 2009, proceeds of $63.0 million from the sale of the company’s DTC business, as well as cash from operating activities of continuing operations and discontinued operations, were used primarily to reduce the company’s revolving credit facility by $150.6 million, pay dividends and reduce drafts payable. For the first six months of 2008, cash was used primarily to reduce the company’s revolving credit facility by $62.2 million and to pay dividends. Cash used to pay dividends was $19.1 million in the first six months of 2009, increased from $16.5 million in the same period of 2008, as the company paid dividends of $0.46 per share in the first six months of 2009, as compared with $0.40 per share in the first six months of 2008.

Cash generated by the operating activities of discontinued operations during the first six months of 2009 was primarily from the collection of accounts receivable, partially offset by the payment of costs associated with exiting the DTC business.

Financial condition. Accounts receivable, net of allowances, decreased 4.0% to $500.2 million at June 30, 2009, from $521.3 million at December 31, 2008, primarily due to improved collections of accounts receivable and a net increase in the allowance for uncollectible accounts of $1.2 million.

Merchandise inventories increased 2.6% to $697.0 million at June 30, 2009, from $679.1 million at December 31, 2008, primarily due to an increase in the volume of inventory held for the transition of the acquired Burrows business, partially offset by an increase in the LIFO provision of $16.4 million.

Capital resources. The company has $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually.

The company has a revolving credit facility with total borrowing capacity of $306 million and which expires in May 2011. The interest rate on the facility is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio, as defined by the credit agreement. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating. At June 30, 2009, the company had $11.0 million of letters of credit and no borrowings outstanding under the facility, leaving $295.0 million available for borrowing.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. Based on the company’s leverage ratio at June 30, 2009, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will remain at LIBOR plus 50 basis points at the next adjustment date.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see note 13 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

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

•	general economic and business conditions;

•	changes in government regulations, including healthcare laws and regulations;

•	the ability of the company to implement its strategic initiatives;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to the company;

•	the ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	the ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	the ability of the company to meet customer demand for additional value-added services;

•	the ability to meet performance targets specified by customer contracts under contractual commitments;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on company operating costs and supplier product prices;

•	the ability of the company to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill;

•	the ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	the ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies; and

•	the ability to manage reimbursements from Medicare, Medicaid, private healthcare insurers and individual customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company provides credit, in the normal course of business, to its customers and is exposed to losses resulting from nonpayment or delinquent payment by customers. The company performs initial and ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The company measures its performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at June 30, 2009, were $500 million, and DSO at June 30, 2009 was 22.6, based on three-months’ sales. A hypothetical increase in DSO of one day would result in an increase in borrowing against the company’s revolving credit facility of approximately $20 million.

The company has $200 million of outstanding fixed-rate debt maturing in 2016. During the first six months of 2008, the company used interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company was exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements and to market risk from changes in interest rates related to these swap agreements. The company terminated these swap agreements during 2008, and does not hold any derivative financial instruments as of June 30, 2009.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. The company had no outstanding borrowings and $11.0 million in letters of credit under its revolving credit facility at June 30, 2009. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Through June 30, 2009, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Through June 30, 2009, there have been no material changes in any risk factors reported in such Annual Report.

Item 4.	Submission of Matters to a Vote of Shareholders

(a)-(c)	The Annual Meeting of Shareholders of the Company (the Meeting) was held on April 24, 2009.

At the Meeting, the shareholders elected four directors, each to serve a one-year term. The voting with respect to each nominee was as follows:

Nominee	Votes For	Votes Against Or Withheld	Abstentions	Broker Non-Votes
John T. Crotty	38,601,105	102,218	0	0
Richard E. Fogg	38,603,245	100,078	0	0
James E. Rogers	38,079,626	623,697	0	0
James E. Ukrop	37,956,211	747,112	0	0

In addition, at the Meeting, the shareholders ratified the appointment of KPMG LLP as O&M’s independent registered public accountants for 2009, as noted below:

Votes For	Votes Against or Withheld	Abstentions	Broker Non-Votes
37,909,864	762,394	31,064	0

Item 5.	Other Information

On July 22, 2009, the company amended its bylaws to make the following changes in the procedures by which shareholders may recommend nominees to the company’s board of directors:

•

Changed the date by which the company must receive written notice of a shareholder nomination to not later than 120 days before the anniversary date of the company’s immediately preceding annual meeting (previously, the date was not later than 90 days before the anniversary date of the release of proxy materials for the immediately preceding annual meeting). Accordingly, the date by which the company must receive written notice of a shareholder nomination to be acted upon at the 2010 annual meeting is not later than December 25, 2009.

•

Requires the inclusion of additional information in the written shareholder notice, including (i) the description of any arrangement by the shareholder intended to mitigate loss or manage risk or benefit from price changes in the company’s stock (or increase or decrease voting power of the shareholder), (ii) the description of any arrangement among the shareholder and its affiliates or associates regarding the nomination and (iii) a representation that the shareholder will notify the company in writing of any changes in certain of the information provided in the notice.

The full text of the changes are set forth in the company’s Amended and Restated Bylaws filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated July 28, 2009.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 28, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date August 5, 2009	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date August 5, 2009	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date August 5, 2009	/s/ OLWEN B. CAPE
Olwen B. Cape
Vice President, Controller & Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 28, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.