Form 10-Q
period 2009-09-30
OWENS & MINOR INC/VA/
filed 2009-11-06
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2009, was 41,864,673 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Revenue	$2,034,792	$1,786,858	$5,997,200	$5,285,389
Cost of revenue	1,830,450	1,608,109	5,411,526	4,761,084

Gross margin	204,342	178,749	585,674	524,305
Selling, general and administrative expenses	142,162	128,656	425,531	380,386
Depreciation and amortization	6,721	5,667	18,583	16,343
Other operating income, net	(1,233)	(1,893)	(3,958)	(4,811)

Operating earnings	56,692	46,319	145,518	132,387
Interest expense, net	3,202	6,284	9,834	12,660

Income before income taxes	53,490	40,035	135,684	119,727
Income tax provision	18,803	14,687	50,864	45,879

Income from continuing operations	34,687	25,348	84,820	73,848
Loss from discontinued operations, net of tax	—	(64)	(12,509)	(724)

Net income	$34,687	$25,284	$72,311	$73,124

Income (loss) per common share—basic:
Continuing operations	$0.83	$0.62	$2.04	$1.80
Discontinued operations	—	(0.01)	(0.30)	(0.02)

Net income per common share—basic	$0.83	$0.61	$1.74	$1.78

Income (loss) per common share—diluted:
Continuing operations	$0.83	$0.61	$2.03	$1.78
Discontinued operations	—	—	(0.30)	(0.02)

Net income per common share—diluted	$0.83	$0.61	$1.73	$1.76

Cash dividends per common share	$0.23	$0.20	$0.69	$0.60

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$42,931	$7,886
Accounts and notes receivable, net of allowances of $16,234 and $14,808	509,497	521,311
Merchandise inventories	679,459	679,069
Other current assets	60,911	71,329
Current assets of discontinued operations	—	32,199

Total current assets	1,292,798	1,311,794
Property and equipment, net of accumulated depreciation of $80,005 and $71,212	82,667	76,949
Property held for sale	12,730	15,730
Goodwill, net	247,271	252,412
Intangible assets, net	28,571	27,802
Other assets, net	32,988	29,145
Other assets of discontinued operations	—	62,358

Total assets	$1,697,025	$1,776,190

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$548,929	$513,026
Accrued payroll and related liabilities	23,128	40,018
Other accrued liabilities	111,263	103,429
Current liabilities of discontinued operations	2,603	11,038

Total current liabilities	685,923	667,511
Long-term debt, excluding current portion	207,999	359,237
Other liabilities	57,601	60,391

Total liabilities	951,523	1,087,139

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized—10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—41,893 shares and 41,441 shares	83,786	82,881
Paid-in capital	191,655	180,074
Retained earnings	481,735	438,192
Accumulated other comprehensive loss	(11,674)	(12,096)

Total shareholders’ equity	745,502	689,051

Total liabilities and shareholders’ equity	$1,697,025	$1,776,190

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2009	2008
Operating activities:
Net income	$72,311	$73,124
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations	12,509	724
Depreciation and amortization	18,583	16,343
Share-based compensation expense	5,860	6,129
Provision for LIFO reserve	4,940	10,468
Provision for losses on accounts and notes receivable	3,387	2,368
Loss on interest rate swaps	—	3,141
Changes in operating assets and liabilities:
Accounts and notes receivable	8,427	(10,940)
Merchandise inventories	(5,330)	(38,258)
Accounts payable	48,485	46,194
Net change in other current assets and liabilities	(4,552)	8,472
Other, net	(3,160)	1,346

Cash provided by operating activities of continuing operations	161,460	119,111

Investing activities:
Additions to property and equipment	(14,123)	(12,586)
Additions to computer software	(9,311)	(5,510)
Cash received related to acquisition of business	6,994	—
Proceeds from sale of property and equipment	2,398	—
Other, net	—	8

Cash used for investing activities of continuing operations	(14,042)	(18,088)

Financing activities:
Net payments on revolving credit facility	(150,578)	(76,908)
Cash dividends paid	(28,755)	(24,733)
Increase (decrease) in drafts payable	(12,582)	634
Proceeds from exercise of stock options	5,228	8,140
Excess tax benefits related to share-based compensation	2,306	2,963
Proceeds from the termination of interest rate swaps	—	3,795
Other, net	(1,604)	(1,911)

Cash used for financing activities of continuing operations	(185,985)	(88,020)

Discontinued operations:
Operating cash flows	10,612	4,452
Investing cash flows	63,000	(2,109)

Net cash provided by discontinued operations	73,612	2,343

Net increase in cash and cash equivalents	35,045	15,346
Cash and cash equivalents at beginning of period	7,886	10,395

Cash and cash equivalents at end of period	$42,931	$25,741

Supplemental disclosure of cash flow information:
Income taxes paid, net	$42,993	$54,006
Interest paid	$6,694	$7,119

See accompanying notes to condensed consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1. Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (O&M or the company) as of September 30, 2009, and December 31, 2008, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated cash flows for the nine months ended September 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The company has evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.

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

2. Acquisitions of Businesses and Intangible Assets

The Burrows Company

On October 1, 2008, the company acquired certain assets and liabilities of The Burrows Company, a Chicago-based, privately-held distributor of medical and surgical supplies to the acute-care market and entered into an agreement to purchase certain real property used in the operation of the business. The acquisition cost was approximately $90.6 million, including transaction costs, comprised of $17.5 million of cash paid at acquisition, net of a $7.0 million purchase price adjustment receivable at December 31, 2008, $56.1 million of assumed debt which was satisfied in full on the acquisition date, and $17.0 million cash paid in December 2008 for the real property. The acquisition was financed with borrowings under the company’s revolving credit facility and available cash.

During the three months ended September 30, 2009, the company finalized its allocation of the purchase price, including the values assigned to real property, acquired customer relationships, non-compete agreement, involuntary termination costs, and lease exit liabilities. These adjustments resulted in a $5.1 million decrease to goodwill. The following table presents the adjusted purchase price allocation of the estimated fair value of the assets acquired and liabilities assumed as of the acquisition date:

Purchase allocation
Assets acquired
Accounts receivable	$37,484
Inventory	58,164
Other current assets	292
Property and equipment	2,094
Property held for sale	15,150
Intangible assets	13,900
Goodwill	14,425

Total assets acquired	141,509

Liabilities assumed
Current liabilities	51,411

Total liabilities assumed	51,411

Net assets acquired, less cash assumed	$90,098

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

The results of operations of the acquired business are included in the company’s financial statements as of the acquisition date.

The unaudited pro forma impact of the acquisition, as if the acquisition had been completed as of the beginning of 2008, is an increase of less than 10% of consolidated revenues for the three and nine months ended September 30, 2008. The unaudited pro forma impact of the acquisition on income from continuing operations and income from continuing operations per diluted share for the three and nine months ended September 30, 2008, is not material.

3. Discontinued Operations

The following table provides summary financial information for the DTC business for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$23,610	$—	$72,710

Income (loss) from discontinued operations before income taxes	$264	$(101)	$(19,757)	$(1,135)
Income tax benefit (expense)	(264)	37	7,248	411

Loss from discontinued operations	$—	$(64)	$(12,509)	$(724)

The company incurred charges associated with exiting the DTC business during the nine-month period ended September 30, 2009. These charges related to the valuation of accounts receivable, as the company entered into an agreement with a third party during the first quarter of 2009 to pursue the collection of remaining accounts receivable, a loss on the disposal of inventory, costs associated with leased facilities, and payroll costs, including severance. The company recognized a $3.2 million pre-tax gain in the first quarter of 2009, on the sale of certain assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc.

4. Fair Value Measurements

Fair value is determined based on the assumptions that a market participant would use in pricing an asset or liability. The assumptions used are in accordance with a three-tier hierarchy, defined by GAAP, that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the company to use present value and other valuation techniques in the determination of fair value (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the condensed consolidated balance sheets approximate fair value due to the short-term nature of these instruments. See Notes 8 and 9 for the fair value of the company’s debt instruments and interest rate swaps.

5. Property Held for Sale

Property held for sale consists of real properties acquired from The Burrows Company that the company is marketing for sale. These assets are reported at estimated fair value less selling costs. See Note 2 for more information on the acquisition.

6. Intangible Assets

Intangible assets at September 30, 2009, and December 31, 2008, are as follows:

	Customer Relationships	Other Intangibles	Total
At September 30, 2009:
Gross intangible assets	$31,582	$4,731	$36,313
Accumulated amortization	(4,951)	(2,791)	(7,742)

Net intangible assets	$26,631	$1,940	$28,571

At December 31, 2008:
Gross intangible assets	$29,183	$4,131	$33,314
Accumulated amortization	(3,513)	(1,999)	(5,512)

Net intangible assets	$25,670	$2,132	$27,802

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

Amortization expense for intangible assets was $0.9 million and $0.5 million for the three months ended September 30, 2009 and 2008, and $2.2 million and $1.5 million for the nine months ended September 30, 2009 and 2008.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense for the next five years is as follows: Remainder of 2009—$0.8 million; 2010—$3.0 million; 2011—$2.8 million; 2012—$2.1 million; 2013—$2.1 million; and 2014—$2.1 million.

7. Retirement Plans

The components of net periodic pension cost of the company’s retirement plans for the three and nine months ended September 30, 2009 and 2008, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$301	$308	$905	$925
Interest cost	871	853	2,612	2,562
Expected return on plan assets	(459)	(490)	(1,376)	(1,470)
Amortization of prior service cost	39	40	117	118
Recognized net actuarial loss	214	193	639	578

Net periodic pension cost	$966	$904	$2,897	$2,713

8. Debt

The company has $200 million of senior notes outstanding, which mature in April 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). The estimated fair value of the Senior Notes was $180.0 million and $174.3 million, and the related carrying amount was $205.9 million and $206.6 million at September 30, 2009, and December 31, 2008. The estimated fair value of the Senior Notes is based on quoted market prices for the identical liability when traded as an asset in an active market (Level 1) or, if a quoted market price is not available, on the borrowing rates currently available to the company for loans with similar terms and average maturities (Level 2).

The company has a revolving credit facility with a total borrowing capacity of $306 million, which expires in May 2011. At September 30, 2009, the company had $11.0 million of letters of credit and no borrowings outstanding under the facility, leaving $295.0 million available for borrowing.

9. Derivative Financial Instruments

During the nine months ended September 30, 2008, the company held interest rate swaps related to a portion of the company’s $200 million Senior Notes. The swaps were designated as a fair value hedge of a portion of the Senior Notes using the shortcut method, as both the swaps and the Senior Notes met all of the conditions for the use of this method. Accordingly, no net gains or losses were recorded in the statement of income related to the company’s underlying debt and interest rate swap agreements. The fair value of the swaps was determined using observable market inputs (Level 2). The swaps were terminated in the third quarter of 2008, and the company did not hold any derivative financial instruments during the nine months ended September 30, 2009.

During the third quarter of 2008, Lehman Brothers Holdings, Inc., guarantor of one of the swaps, declared bankruptcy. The company determined at that date that the swaps were no longer expected to be effective in offsetting interest rate risk. The company discontinued accounting for the swaps as a fair value hedge as of that date. The company terminated the swaps in September 2008 and received proceeds of $3.8 million, plus accrued interest of $0.9 million. The company realized a loss of $3.1 million, included in interest expense, net, in the third quarter of 2008. This loss represents the difference between the fair value of the swaps as of the date that hedge accounting was discontinued and the proceeds received on the termination of the swaps. The fair value adjustment of $6.9 million to the carrying value of the related debt, recorded prior to the discontinuance of the hedge accounting, is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

10. Comprehensive Income

The company’s comprehensive income for the three and nine months ended September 30, 2009 and 2008, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$34,687	$25,284	$72,311	$73,124
Other comprehensive income:
Retirement benefit plans adjustments, net of tax	153	376	460	424
Cash flow hedge activity, net of tax	(13)	(13)	(38)	(38)

Comprehensive income	$34,827	$25,647	$72,733	$73,510

11. Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income from continuing operations	$34,687	$25,348	$84,820	$73,848
Less: income allocated to participating securities	(372)	(183)	(917)	(526)

Income from continuing operations attributable to common shareholders—basic	34,315	25,165	83,903	73,322
Add: undistributed income attributable to participating securities—basic	236	124	523	351
Less: undistributed income reallocated to participating securities—diluted	(234)	(123)	(520)	(347)

Income from continuing operations attributable to common shareholders—diluted	$34,317	$25,166	$83,906	$73,326

Denominator:
Weighted average shares outstanding—basic	41,205	40,860	41,091	40,744
Dilutive shares—stock options and restricted stock	654	684	633	692

Weighted average shares outstanding—diluted	41,859	41,544	41,724	41,436

Income from continuing operations per share attributable to common shareholders:(1)
Basic	$0.83	$0.62	$2.04	$1.80
Diluted	$0.83	$0.61	$2.03	$1.78

(1)	The per share amounts presented above may not recalculate precisely due to the rounding of the numerators and denominators for presentation purposes.

12. Income Taxes

The provision for income taxes was $18.8 million and $50.9 million in the third quarter and first nine months of 2009, and $14.7 million and $45.9 million in the same periods of 2008. The effective tax rate was 35.2% and 37.5% for the third quarter and first nine months of 2009, and 36.7% and 38.3% in the same periods of 2008. The lower effective tax rates in the 2009 periods are primarily the result of recognizing tax benefits totaling approximately $1.7 million due to the conclusion of audits by the Internal Revenue Service (IRS) of the company’s 2007 and 2006 income tax returns in the third quarter of 2009.

13. Commitments and Contingencies

The company has contractual obligations to customers that are required to be paid in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $5.9 million as of September 30, 2009. If none of the performance targets are met as of the specified

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2009—$0.2 million; 2010—$0.4 million; 2011—$2.0 million; 2012—$1.3 million, 2013—none, and 2014—$2.0 million. None of these contingent obligations were accrued at September 30, 2009, as the company does not consider any of them probable. The company deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of September 30, 2009, $0.9 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain business relocation incentives related to sales tax collections which could result in an outcome ranging from a cash payment of less than $1.0 million to a cash receipt in excess of $6.0 million. The company does not believe the matter will be resolved in 2009.

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

Condensed Consolidating Financial Information

For the three months ended September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$2,034,626	$166	$—	$2,034,792
Cost of revenue	—	1,830,418	32	—	1,830,450

Gross margin	—	204,208	134	—	204,342
Selling, general and administrative expenses	174	141,673	315	—	142,162
Depreciation and amortization	—	6,720	1	—	6,721
Other operating income, net	—	(1,228)	(5)	—	(1,233)

Operating earnings (loss)	(174)	57,043	(177)	—	56,692
Interest (income) expense, net	(1,449)	4,629	22	—	3,202

Income (loss) before income taxes	1,275	52,414	(199)	—	53,490
Income tax provision (benefit)	336	18,538	(71)	—	18,803

Income (loss) from continuing operations	939	33,876	(128)	—	34,687
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$939	$33,876	$(128)	$—	$34,687

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

Condensed Consolidating Financial Information

For the three months ended September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$1,786,858	$—	$—	$1,786,858
Cost of revenue	—	1,608,109	—	—	1,608,109

Gross margin	—	178,749	—	—	178,749
Selling, general and administrative expenses	32	128,624	—	—	128,656
Depreciation and amortization	—	5,667	—	—	5,667
Other operating income, net	—	(1,893)	—	—	(1,893)

Operating earnings (loss)	(32)	46,351	—	—	46,319
Interest expense, net	2,070	4,214	—	—	6,284

Income (loss) before income taxes	(2,102)	42,137	—	—	40,035
Income tax (benefit) provision	(814)	15,501	—	—	14,687

Income (loss) from continuing operations	(1,288)	26,636	—	—	25,348
Loss from discontinued operations, net of tax	—	—	(64)	—	(64)

Net income (loss)	$(1,288)	$26,636	$(64)	$—	$25,284

For the nine months ended September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$5,996,619	$581	$—	$5,997,200
Cost of revenue	—	5,411,496	30	—	5,411,526

Gross margin	—	585,123	551	—	585,674
Selling, general and administrative expenses	941	423,894	696	—	425,531
Depreciation and amortization	—	18,552	31	—	18,583
Other operating (income) expense, net	—	(4,078)	120	—	(3,958)

Operating earnings (loss)	(941)	146,755	(296)	—	145,518
Interest (income) expense, net	(9,914)	19,658	90	—	9,834

Income (loss) before income taxes	8,973	127,097	(386)	—	135,684
Income tax provision (benefit)	3,376	47,633	(145)	—	50,864

Income (loss) from continuing operations	5,597	79,464	(241)	—	84,820
Loss from discontinued operations, net of tax	—	—	(12,509)	—	(12,509)

Net income (loss)	$5,597	$79,464	$(12,750)	$—	$72,311

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

Condensed Consolidating Financial Information

For the nine months ended September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$5,285,389	$—	$—	$5,285,389
Cost of revenue	—	4,761,084	—	—	4,761,084

Gross margin	—	524,305	—	—	524,305
Selling, general and administrative expenses	535	379,851	—	—	380,386
Depreciation and amortization	—	16,343	—	—	16,343
Other operating income, net	—	(4,811)	—	—	(4,811)

Operating earnings (loss)	(535)	132,922	—	—	132,387
Interest expense, net	536	12,124	—	—	12,660

Income (loss) before income taxes	(1,071)	120,798	—	—	119,727
Income tax (benefit) provision	(410)	46,289	—	—	45,879

Income (loss) from continuing operations	(661)	74,509	—	—	73,848
Loss from discontinued operations, net of tax	—	—	(724)	—	(724)

Net income (loss)	$(661)	$74,509	$(724)	$—	$73,124

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

Condensed Consolidating Financial Information

September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$37,747	$4,842	$342	$—	$42,931
Accounts and notes receivable, net	—	509,497	—	—	509,497
Merchandise inventories	—	679,459	—	—	679,459
Intercompany advances, net	(20,979)	(55,922)	76,901	—	—
Other current assets	272	54,483	6,156	—	60,911

Total current assets	17,040	1,192,359	83,399	—	1,292,798
Property and equipment, net	—	82,661	6	—	82,667
Property held for sale	—	12,730	—	—	12,730
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	28,571	—	—	28,571
Intercompany receivables	38,450	—	—	(38,450)	—
Intercompany investments	445,228	—	—	(445,228)	—
Other assets, net	1,680	30,565	743	—	32,988

Total assets	$502,398	$1,594,157	$84,148	$(483,678)	$1,697,025

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$548,925	$4	$—	$548,929
Accrued payroll and related liabilities	—	23,123	5	—	23,128
Other accrued liabilities	8,952	102,283	28	—	111,263
Current liabilities of discontinued operations	—	—	2,603	—	2,603

Total current liabilities	8,952	674,331	2,640	—	685,923
Long-term debt, excluding current portion	205,907	2,092	—	—	207,999
Intercompany long-term debt	—	136,966	40,374	(177,340)	—
Other liabilities	—	57,601	—	—	57,601

Total liabilities	214,859	870,990	43,014	(177,340)	951,523

Shareholders’ equity
Common stock	83,786	—	1,500	(1,500)	83,786
Paid-in capital	191,655	242,024	62,814	(304,838)	191,655
Retained earnings (deficit)	11,773	493,142	(23,180)	—	481,735
Accumulated other comprehensive income (loss)	325	(11,999)	—	—	(11,674)

Total shareholders’ equity	287,539	723,167	41,134	(306,338)	745,502

Total liabilities and shareholders’ equity	$502,398	$1,594,157	$84,148	$(483,678)	$1,697,025

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

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

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

Condensed Consolidating Financial Information

For the nine months ended September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$5,597	$79,464	$(12,750)	$—	$72,311
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Loss from discontinued operations	—	—	12,509	—	12,509
Depreciation and amortization	—	18,552	31	—	18,583
Share-based compensation expense	—	5,860	—	—	5,860
Provision for LIFO reserve	—	4,940	—	—	4,940
Provision for losses on accounts and notes receivable	—	3,335	52	—	3,387
Changes in operating assets and liabilities:
Accounts and notes receivable	—	8,463	(36)	—	8,427
Merchandise inventories	—	(5,340)	10	—	(5,330)
Accounts payable	—	48,536	(51)	—	48,485
Net change in other current assets and liabilities	4,017	(8,569)	—	—	(4,552)
Other, net	(1,509)	(1,654)	3	—	(3,160)

Cash provided by (used for) operating activities	8,105	153,587	(232)	—	161,460

Investing activities:
Additions to property and equipment	—	(14,116)	(7)	—	(14,123)
Additions to computer software	—	(9,429)	118	—	(9,311)
Cash received related to acquisition of business	—	6,994	—	—	6,994
Proceeds from sale of property and equipment	—	2,398	—	—	2,398

Cash provided by (used for) investing activities	—	(14,153)	111	—	(14,042)

Financing activities:
Change in intercompany advances	37,438	36,762	(74,200)	—	—
Net payments on revolving credit facility	—	(150,578)	—	—	(150,578)
Cash dividends paid	(28,755)	—	—	—	(28,755)
Decrease in drafts payable	—	(12,582)	—	—	(12,582)
Proceeds from exercise of stock options	5,228	—	—	—	5,228
Excess tax benefits related to share-based compensation	2,306	—	—	—	2,306
Other, net	—	(1,604)	—	—	(1,604)

Cash provided by (used for) financing activities	16,217	(128,002)	(74,200)	—	(185,985)

Discontinued operations:
Operating cash flows	—	—	10,612	—	10,612
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	73,612	—	73,612

Net increase (decrease) in cash and cash equivalents	24,322	11,432	(709)	—	35,045
Cash and cash equivalents at beginning of period	13,425	(6,590)	1,051	—	7,886

Cash and cash equivalents at end of period	$37,747	$4,842	$342	$—	$42,931

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

Condensed Consolidating Financial Information

For the nine months ended September 30, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$(661)	$74,509	$(724)	$—	$73,124
Adjustments to reconcile net income to cash provided by operating activities:
Loss from discontinued operations	—	—	724	—	724
Depreciation and amortization	—	16,343	—	—	16,343
Provision for LIFO reserve	—	10,468	—	—	10,468
Share-based compensation expense	—	6,129	—	—	6,129
Provision for losses on accounts and notes receivable	—	2,368	—	—	2,368
Loss on interest rate swaps	3,141	—	—	—	3,141
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(10,940)	—	—	(10,940)
Merchandise inventories	—	(38,260)	2	—	(38,258)
Accounts payable	—	46,238	(44)	—	46,194
Net change in other current assets and liabilities	3,189	5,264	19	—	8,472
Other, net	(1,128)	2,474	—	—	1,346

Cash provided by operating activities	4,541	114,593	(23)	—	119,111

Investing activities:
Additions to property and equipment	—	(12,586)	—	—	(12,586)
Additions to computer software	—	(5,554)	44	—	(5,510)
Other, net	—	8	—	—	8

Cash provided by (used for) investing activities	—	(18,132)	44	—	(18,088)

Financing activities:
Change in intercompany advances	17,758	(20,486)	2,728	—	—
Net payments on revolving credit facility	—	(76,908)	—	—	(76,908)
Cash dividends paid	(24,733)	—	—	—	(24,733)
Increase in drafts payable	—	634	—	—	634
Proceeds from exercise of stock options	8,140	—	—	—	8,140
Excess tax benefits related to share-based compensation	2,963	—	—	—	2,963
Proceeds from termination of interest rate swaps	3,795	—	—	—	3,795
Other, net	—	(1,911)	—	—	(1,911)

Cash provided by (used for) financing activities	7,923	(98,671)	2,728	—	(88,020)

Discontinued operations:
Operating cash flows	—	—	4,452	—	4,452
Investing cash flows	—	—	(2,109)	—	(2,109)

Net cash provided by discontinued operations	—	—	2,343	—	2,343

Net increase (decrease) in cash and cash equivalents	12,464	(2,210)	5,092	—	15,346
Cash and cash equivalents at beginning of period	708	9,316	371	—	10,395

Cash and cash equivalents at end of period	$13,172	$7,106	$5,463	$—	$25,741

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

15. Recent Accounting Pronouncements

There has been no change in the Company’s significant accounting policies from those contained in our Annual Report on form 10-K for the year ended December 31, 2008, except as discussed below.

In the third quarter, the company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 1, 2009, the FASB Accounting Standards Codification (ASC), is the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. The adoption of the ASC had no impact on the company’s financial position and results of operations.

On January 1, 2009, the company adopted FASB authoritative guidance for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of this guidance had no impact on the company’s financial position and results of operations.

On January 1, 2009, the company adopted FASB authoritative guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance had no impact on the company’s financial position and results of operations.

On January 1, 2009, the company adopted FASB authoritative guidance that addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The adoption of this guidance decreased previously reported income from continuing operations per basic share and net income per basic share by $0.01 each for the nine months ended September 30, 2008. The adoption of this guidance decreased previously reported net income per basic share by $0.01 for the three months ended September 30, 2008.

On January 1, 2009, the company adopted FASB authoritative guidance that expands the definition of a business combination and requires acquisitions to be accounted for at fair value, including the value of contingent consideration, in-process research and development, and acquisition contingencies. Additionally, the new guidance does not permit capitalization of transaction costs associated with acquisitions. Additional guidance adopted on the same date addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. There was no impact on adoption for the three and nine months ended September 30, 2009, as the guidance was applied prospectively, and the company did not complete any business combinations during these periods. The adoption of this guidance will have an impact on the company’s accounting and disclosure practices for any future business combinations.

On June 30, 2009, the company adopted FASB authoritative guidance that requires disclosures about the fair value of financial instruments in interim as well as annual financial statements. The impact of adoption of this guidance on the company’s financial statements was limited to disclosures.

On June 30, 2009, the company adopted FASB authoritative guidance that established requirements for the accounting and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The adoption of this guidance had no impact on the company’s financial position or results of operations for the three and nine months ended September 30, 2009.

In the third quarter of 2009, the company adopted an ASC update that provides additional implementation guidance related to uncertainty in income taxes. The adoption of this update had no impact on the company’s financial position and results of operations.

In December 2008, the FASB issued authoritative guidance requiring disclosures about pension plan assets, including information about how investment allocation decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets and significant concentrations of risk within plan assets. These provisions are effective for the company for the year ending December 31, 2009. The impact to the company’s consolidated financial statements will be limited to changes in disclosures.

In August 2009, the FASB updated the ASC topic for fair value measurements and disclosures. The update provides guidance regarding circumstances in which a quoted price in an active market for an identical liability is not available and allows for a reporting entity to measure fair value using one or more techniques, including using the quoted price of an identical liability when traded as an asset. Furthermore, it clarifies the circumstances in which an entity should adjust the quoted price when estimating fair value. This update is effective for the company for the interim period ending December 31, 2009. The company does not expect adoption of the update to have a material impact on the company’s financial position and results of operations.

Owens & Minor, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(unaudited)

(in thousands, unless otherwise indicated)

In September 2009, the FASB updated the ASC topic for fair value measurements and disclosures related to certain alternative investments. The update applies only if the fair value of the investment is not readily determinable and the investment is in an entity that has attributes of an investment company. It also permits the use of a qualifying investment’s net asset value per share to estimate fair value, as a practical expedient to measuring fair value. The update also requires additional disclosures by major category of investment about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis. This update is effective for the company for the year ending December 31, 2009. The company does not expect the adoption of this update to have a material impact on the company’s financial position and results of operations.

In October 2009, the FASB updated the ASC topic for multiple-deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This update is required for the company beginning 2011, and early adoption is permitted. The company is evaluating the impact of adoption of this update on its consolidated financial position and results of operations.

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

Results of Operations

Third quarter and first nine months of 2009 compared with 2008

Overview. In the third quarter and first nine months of 2009, the company earned net income of $34.7 million and $72.3 million, increased from $25.3 million for the third quarter of 2008 and decreased from $73.1 million for the first nine months of 2008. Net income per diluted common share was $0.83 for the third quarter of 2009 and $0.61 for the third quarter 2008. Net income per diluted common share declined to $1.73 for the first nine months of 2009 from $1.76 in the comparable period of 2008 due to losses from discontinued operations. For the third quarter of 2009, operating earnings were $56.7 million, or 2.79% of revenue, increased from $46.3 million, or 2.59% of revenue, for the third quarter of 2008. In the first nine months of 2009, operating earnings were $145.5 million, or 2.43% of revenue, increased from operating earnings of $132.4 million in the first nine months of 2008, or 2.50% of revenue. Operating earnings in the third quarter and first nine months of 2009 were positively affected by increased revenues from the acquired acute-care distribution business of The Burrows Company (Burrows) and other net new business.

Divestitures. In January 2009, the company exited its direct-to-consumer distribution business (the “DTC business”). Accordingly, the DTC business is presented as discontinued operations in the company’s condensed consolidated financial statements, and all prior period information has been reclassified to be consistent with the current period presentation.

The following table presents highlights from the company’s condensed consolidated statements of income on a percentage of revenue basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross margin	10.04%	10.00%	9.77%	9.92%
Selling, general and administrative expense	6.99%	7.20%	7.10%	7.20%
Operating earnings	2.79%	2.59%	2.43%	2.50%
Income from continuing operations	1.70%	1.42%	1.41%	1.40%

Revenue. Revenue increased 13.9%, or $247.9 million, to $2.03 billion in the third quarter of 2009, from $1.79 billion in the third quarter of 2008. Revenue increased 13.5% to $6.00 billion in the first nine months of 2009 from $5.29 billion in the comparable period of 2008. In comparing the third quarter and first nine months of 2009 to the same periods of 2008, approximately 60% and 65% of the increase resulted largely from the Burrows acquisition, as well as other net new business. The remaining revenue growth resulted from a net increase in sales to existing customers.

Gross margin. Gross margin dollars increased 14.3% to $204.3 million in the third quarter of 2009 compared to $178.7 million in the same period of 2008. In comparing quarter-to-quarter, the increase in gross margin dollars was primarily due to an increase in revenues. The increase of 4 basis points in gross margin as a percentage of revenue for the third quarter of 2009 as compared with the same period of 2008 was primarily due to the positive impact of supplier price changes, as one of the company’s suppliers significantly reduced its prices on a certain set of products during the third quarter of 2009. The effect of this price decrease, net of price increases from other suppliers, resulted in an $11.5 million credit in the company’s provision for last-in, first-out (LIFO) inventory valuation for the third quarter. In addition, gross margin as a percentage of revenue increased due to the recognition of revenue, net of deferrals, of $1.6 million related to certain customer contracts, as a result of the company achieving contractual performance targets. These increases in gross margin as a percentage of revenue were partially offset by lower gross margin as a percentage of revenue on sales to customers, including customers obtained from the Burrows acquisition, and from supplier incentives. In addition, as a result of the company changing its methodology for estimating the provision for sales returns and allowances, gross margin was $1.0 million less for the third quarter and first nine months of 2009 than in the same periods of 2008.

Gross margin dollars increased 11.7% to $585.7 million in the first nine months of 2009 compared to $524.3 million in the same period of 2008. The increase in gross margin dollars was primarily due to an increase in revenues. The decline of 15 basis points in gross margin as a percentage of revenue for the first nine months of 2009 was primarily comprised of lower gross margin as a percentage of revenue on sales to customers, including customers obtained from the Burrows acquisition, and from supplier incentives. These decreases were partially offset by the effect of net supplier price decreases, which resulted in a $5.5 million lower LIFO provision for the first nine months of 2009, compared to the same period in 2008.

The company values inventory for its healthcare provider distribution business under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin would have been 8 basis points greater in the first nine months of 2009 and 20 basis points greater in the first nine months of 2008.

Selling, general and administrative (SG&A) expenses. SG&A expenses were $142.2 million and $425.5 million for the third quarter and first nine months of 2009, as compared with $128.7 million and $380.4 million in the comparable periods of 2008. In comparing the third quarter of 2009 to the same period of 2008, SG&A expenses increased by $7.7 million for compensation costs and $0.8 million in occupancy costs, both of which are primarily related to serving new customers and the acquired Burrows business, $0.8 million in other transition expenses related to the Burrows acquisition, and $2.1 million for outsourcing and consulting services.

In comparing the first nine months of 2009 to the same period of 2008, SG&A expenses increased by $22.8 million for compensation costs and $3.9 million for occupancy costs, both of which are primarily related to serving new customers and the acquired Burrows business, as well as $6.0 million for outsourcing and consulting services, and $4.1 million in other transition expenses related to the Burrows acquisition.

Depreciation and amortization. Depreciation and amortization expense for the third quarter and first nine months of 2009 was $6.7 million and $18.6 million, increased from $5.7 million and $16.3 million in the comparable periods of 2008. The increases for the third quarter and first nine months of 2009 over the comparable periods in 2008 were primarily due to amortization of intangible assets related to the acquired Burrows business, depreciation of warehouse equipment and amortization of leasehold improvements and computer software.

Interest expense, net. Interest expense, net of interest earned on the company’s cash balances, was $3.2 million for the third quarter and $9.8 million for the first nine months of 2009, decreased from $6.3 million for the third quarter and from $12.7 million for the first nine months of 2008. Net interest expense in the 2008 periods included a $3.1 million loss from interest rate swaps that were terminated in the third quarter of 2008. For the first nine months of 2009, the company’s effective interest rate, excluding interest expense recognized related to the interest rate swaps, was 6.4% on average borrowings of approximately $209.9 million compared to 6.3% on average borrowings of approximately $206.8 million in the first nine months of 2008.

Income tax provision. The provision for income taxes was $18.8 million and $50.9 million in the third quarter and first nine months of 2009, compared to $14.7 million and $45.9 million in the same periods of 2008. The effective tax rate was 35.2% and 37.5% for the third quarter and first nine months of 2009, compared to 36.7% and 38.3% in the same periods of 2008. The lower effective tax rates in the 2009 periods are primarily the result of recognizing tax benefits totaling approximately $1.7 million due to the conclusion of audits by the Internal Revenue Service (IRS) of the company’s 2007 and 2006 income tax returns in the third quarter of 2009.

Income from continuing operations. Income from continuing operations was $34.7 million and $84.8 million in the third quarter and first nine months of 2009, compared to $25.3 million and $73.8 million in the same periods of 2008. The improvement in the third quarter of 2009 was due to an increase in gross margin of $25.6 million, partially offset by increases in SG&A expenses of $13.5 million and income tax expense of $4.1 million. The improvement in the first nine months of 2009 over the comparable period of 2008 was due to an increase in gross margin of $61.4 million and a decrease in net interest expense of $2.8 million, partially offset by increases in SG&A expenses of $45.1 million, income tax expense of $5.0 million and depreciation and amortization expense of $2.2 million.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, was $12.5 million in the first nine months of 2009, compared to $0.7 million in the same period of 2008. The increase in the first nine months of 2009 over the comparable period of 2008 was primarily due to pre-tax charges associated with exiting the DTC business. The loss in the first nine months of 2009 was partially offset by a $3.2 million gain on the sale of this business. Losses from discontinued operations, net of tax, were insignificant in the third quarter of 2009 and 2008.

Financial Condition, Liquidity and Capital Resources

For the nine months ended September 30,	2009	2008
Net cash provided by (used for) – continuing operations:
Operating activities	$161.5	$119.1
Investing activities	$(14.0)	$(18.1)
Financing activities	$(186.0)	$(88.0)
Net cash provided by discontinued operations	$73.6	$2.3

Financial condition. Accounts receivable, net of allowances, decreased 2.3% to $509.5 million at September 30, 2009, from $521.3 million at December 31, 2008. The decrease is primarily due to improved collections of accounts receivable and a net increase in the allowance for uncollectible accounts of $1.4 million. Accounts receivable days outstanding (DSO) were 23.0 days at September 30, 2009, and 24.5 days at December 31, 2008, based on three months’ sales.

Merchandise inventories increased slightly to $679.5 million at September 30, 2009, from $679.1 million at December 31, 2008, primarily due to an increase in the volume of inventory held for new business. Average inventory turnover was 10.5 in the third quarter of 2009 and 10.3 in the third quarter of 2008, based on three months’ sales.

Liquidity. In the first nine months of 2009, cash and cash equivalents increased by $35.0 million to $42.9 million at September 30, 2009. In the first nine months of 2009, the company generated $161.5 million of operating cash from continuing operations, compared with $119.1 million in the first nine months of 2008. Operating cash from continuing operations in the first nine months of 2009 was positively affected by operating earnings, compared to the same period of 2008, and by increases in accounts payable and decreases in accounts receivable, partially offset by an increase in inventory. Operating cash from continuing operations in the first nine months of 2008 was positively affected by increases in accounts payable and was negatively affected by increases in accounts receivable and inventory.

Cash used for investing activities decreased to $14.0 million in the first nine months of 2009 from $18.1 million in the same period of 2008. The decrease resulted from the company receiving cash related to the acquisition of the Burrows business and proceeds from the sale of property, offset by an increase in capital expenditures of $5.3 million. The increase in capital expenditures to $23.4 million for the first nine months of 2009 from $18.1 million in the comparable period of 2008 was related to investments in software, as well as technology for distribution center efficiency improvements and warehouse improvements for the integration of the acquired Burrows business. During the third quarter of 2009, $6.3 million of these investments were placed into service. In 2008, the company purchased land for future expansion of the company’s headquarters.

Financing activities used $186.0 million of cash in the first nine months of 2009 and $88.0 million in the same period of 2008. In the first nine months of 2009, proceeds of $63.0 million from the sale of the company’s DTC business, as well as cash from operating activities of continuing and discontinued operations, were used primarily to reduce the company’s revolving credit facility by $150.6 million, pay dividends and reduce drafts payable. For the first nine months of 2008, cash was used primarily to reduce the company’s revolving credit facility by $76.9 million and to pay dividends. Cash used to pay dividends was $28.8 million in the first nine months of 2009, increased from $24.7 million in the same period of 2008, as the company paid dividends of $0.69 per share in the first nine months of 2009, as compared with $0.60 per share in the first nine months of 2008.

Cash generated by the operating activities of discontinued operations during the first nine months of 2009 was primarily from the collection of accounts receivable, partially offset by the payment of costs associated with exiting the DTC business.

Capital resources. The company has $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually.

The company has a revolving credit facility with total borrowing capacity of $306 million and which expires in May 2011. The interest rate on the facility is based on, at the company’s discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the company’s leverage ratio, as defined by the credit agreement. The company is charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility, which includes a 0.05% reduction in the fee based on the company’s investment grade rating. At September 30, 2009, the company had $11.0 million of letters of credit and no borrowings outstanding under the facility, leaving $295.0 million available for borrowing.

The company believes its available financing sources will be sufficient to fund working capital needs and long-term strategic growth, although this cannot be assured. Based on the company’s leverage ratio at September 30, 2009, the company’s interest rate under its revolving credit facility, which is subject to adjustment quarterly, will remain at LIBOR plus 50 basis points at the next adjustment date.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see note 15 in the Notes to Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

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

The company provides credit, in the normal course of business, to its customers and is exposed to losses resulting from nonpayment or delinquent payment by customers. The company performs initial and ongoing credit evaluations of its customers and maintains reserves for estimated credit losses. The company measures its performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at September 30, 2009, were $509 million, and DSO at September 30, 2009, was 23.0, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in the company’s cash balances, an increase in borrowing against the company’s revolving credit facility or a combination thereof of approximately $20 million.

The company has $200 million of outstanding fixed-rate debt maturing in 2016. During the first nine months of 2008, the company used interest rate swaps to modify the company’s balance of fixed and variable rate financing, thus hedging its interest rate risk. The company was exposed to certain losses in the event of nonperformance by the counterparties to these swap agreements and to market risk from changes in interest rates related to these swap agreements. The company terminated these swap agreements during 2008, and does not hold any derivative financial instruments as of September 30, 2009.

The company is exposed to market risk from changes in interest rates related to its revolving credit facility. The company had no outstanding borrowings and $11.0 million in letters of credit under its revolving credit facility at September 30, 2009. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against the company are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Through September 30, 2009, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that the company believes could affect its business and prospects are described in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Through September 30, 2009, there have been no material changes in any risk factors reported in such Annual Report.

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

Owens & Minor, Inc.
(Registrant)

Date November 6, 2009	/S/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date November 6, 2009	/S/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date November 6, 2009	/S/ OLWEN B. CAPE
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