Form 10-Q
period 2010-03-31
OWENS & MINOR INC/VA/
filed 2010-04-30
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 23, 2010, was 63,096,862 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Revenue	$1,969,670	$1,948,628
Cost of revenue	1,779,219	1,764,995

Gross margin	190,451	183,633
Selling, general and administrative expenses	135,163	139,397
Depreciation and amortization	6,789	5,816
Other operating income, net	(652)	(1,460)

Operating earnings	49,151	39,880
Interest expense, net	3,299	3,341

Income from continuing operations before income taxes	45,852	36,539
Income tax provision	18,035	14,181

Income from continuing operations	27,817	22,358
Loss from discontinued operations, net of tax	—	(8,382)

Net income	$27,817	$13,976

Income (loss) per common share – basic:
Continuing operations	$0.44	$0.36
Discontinued operations	—	(0.13)

Net income per share – basic	$0.44	$0.23

Income (loss) per common share – diluted:
Continuing operations	$0.44	$0.36
Discontinued operations	—	(0.14)

Net income per share – diluted	$0.44	$0.22

Cash dividends per common share	$0.177	$0.153

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$146,357	$96,136
Accounts and notes receivable, net of allowances of $17,163 and $16,420	478,234	498,080
Merchandise inventories	669,996	689,889
Other current assets	48,540	57,962

Total current assets	1,343,127	1,342,067
Property and equipment, net of accumulated depreciation of $79,844 and $76,574	86,964	84,965
Goodwill, net	247,271	247,271
Intangible assets, net	27,050	27,809
Other assets, net	44,938	44,976

Total assets	$1,749,350	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$542,163	$546,989
Accrued payroll and related liabilities	8,780	34,885
Deferred income taxes	25,471	25,784
Other accrued liabilities	105,716	90,519
Current liabilities of discontinued operations	1,479	1,939

Total current liabilities	683,609	700,116
Long-term debt, excluding current portion	208,152	208,418
Deferred income taxes	8,512	8,947
Other liabilities	56,575	60,428

Total liabilities	956,848	977,909

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized –10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized –200,000 shares; issued and outstanding – 63,189 shares and 62,870 shares	126,378	83,827
Paid-in capital	157,756	193,905
Retained earnings	521,159	504,480
Accumulated other comprehensive loss	(12,791)	(13,033)

Total shareholders’ equity	792,502	769,179

Total liabilities and shareholders’ equity	$1,749,350	$1,747,088

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Operating activities:
Net income	$27,817	$13,976
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	8,382
Provision for LIFO reserve	8,270	16,440
Depreciation and amortization	6,789	5,816
Share-based compensation expense	2,965	2,386
Provision for losses on accounts and notes receivable	930	1,028
Changes in operating assets and liabilities:
Accounts and notes receivable	18,916	8,408
Merchandise inventories	11,623	(39,624)
Accounts payable	67,474	60,331
Net change in other current assets and current liabilities	(46)	5,949
Other, net	(5,268)	8

Cash provided by operating activities of continuing operations	139,470	83,100

Investing activities:
Additions to property and equipment	(5,848)	(5,416)
Additions to computer software	(2,042)	(2,717)
Cash received related to acquisition of business	—	6,994
Proceeds from sale of property and equipment	33	—

Cash used for investing activities of continuing operations	(7,857)	(1,139)

Financing activities:
Payments on revolving credit facility	—	(264,764)
Borrowings on revolving credit facility	—	118,286
Decrease in drafts payable	(72,300)	(1,349)
Cash dividends paid	(11,138)	(9,523)
Proceeds from exercise of stock options	2,981	740
Excess tax benefits related to share-based compensation	928	662
Other, net	(1,403)	(518)

Cash used for financing activities of continuing operations	(80,932)	(156,466)

Discontinued operations:
Operating cash flows	(460)	14,139
Investing cash flows	—	63,000

Net cash provided by (used for) discontinued operations	(460)	77,139

Net increase in cash and cash equivalents	50,221	2,634
Cash and cash equivalents at beginning of period	96,136	7,886

Cash and cash equivalents at end of period	$146,357	$10,520

Supplemental disclosure of cash flow information
Income taxes paid, net	$1,153	$598
Interest paid	$86	$154

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements Of Changes In Shareholders’ Equity

(unaudited)

(in thousands, except per share data)
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2008	62,162	$82,881	$180,074	$438,192	$(12,096)	$689,051

Net income				13,976		13,976
Other comprehensive income:
Retirement benefit plan adjustments, net of $104 tax expense					163	163
Cash flow hedge activity, net of $8 tax benefit					(13)	(13)

Comprehensive income						14,126

Issuance of restricted stock, net of forfeitures	108	214	(214)			—
Amortization of unearned compensation			2,412			2,412
Cash dividends ($0.153 per share)				(9,523)		(9,523)
Exercise of stock options, including excess tax benefits of $662	75	100	1,302			1,402
Other	19	(43)	(755)			(798)

Balance March 31, 2009	62,364	$83,152	$182,819	$442,645	$(11,946)	$696,670

Balance December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$769,179

Net income				27,817		27,817
Other comprehensive income:
Retirement benefit plan adjustments, net of $162 tax expense					254	254
Cash flow hedge activity, net of $8 tax benefit					(12)	(12)

Comprehensive income						28,059

Issuance of restricted stock, net of forfeitures	162	216	(216)			—
Amortization of unearned compensation			2,965			2,965
Cash dividends ($0.177 per share)				(11,138)		(11,138)
Exercise of stock options, including excess tax benefits of $928	174	232	3,677			3,909
Stock split (three-for-two)		42,126	(42,126)			—
Other	(17)	(23)	(449)			(472)

Balance March 31, 2010	63,189	$126,378	$157,756	$521,159	$(12,791)	$792,502

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us or our) as of March 31, 2010, and December 31, 2009, and the consolidated results of operations and cash flows for the three months ended March 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full-year.

On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010. All share and per-share data (except par value) have been retroactively adjusted to reflect this stock split for all periods presented.

In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations for all periods presented, and unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including note disclosures, contain only information related to our continuing operations.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from those estimates.

2.	Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available to us for loans with similar terms and average maturities (Level 2). See Note 5 for the fair value of long-term debt.

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $11.5 million at both March 31, 2010 and December 31, 2009, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale within one year; however, the ultimate timing is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at March 31, 2010, and December 31, 2009, are as follows:

	Customer Relationships	Other Intangibles	Total
At March 31, 2010:
Gross intangible assets	$31,300	$4,625	$35,925
Accumulated amortization	(5,704)	(3,171)	(8,875)

Net intangible assets	$25,596	$1,454	$27,050

At December 31, 2009:
Gross intangible assets	$31,300	$4,631	$35,931
Accumulated amortization	(5,187)	(2,935)	(8,122)

Net intangible assets	$26,113	$1,696	$27,809

Amortization expense for intangible assets was $0.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively.

Based on the current carrying value of intangible assets subject to amortization, estimated future amortization expense for the next five years is as follows: remainder of 2010 – $2.3 million; 2011 – $2.8 million; 2012 – $2.1 million; 2013 – $2.1 million; 2014 – $2.1 million and 2015 – $2.1 million.

4.	Retirement Plans

The components of net periodic pension cost of our retirement plans for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost	$333	$317
Interest cost	878	885
Expected return on plan assets	(68)	(458)
Amortization of prior service cost	71	39
Recognized net actuarial loss	345	228

Net periodic pension cost	$1,559	$1,011

During the first quarter of 2010, we contributed $5.0 million to our defined benefit pension plan in conjunction with a plan of termination approved by our Board of Directors in December 2009. We expect to make additional contributions of approximately $3.0 million to $8.0 million through the final termination, which is targeted to be in late 2010 or early 2011.

5.	Debt

We have $200 million of senior notes outstanding, which mature in April 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of the remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value of the Senior Notes was $192.0 million and $196.3 million, and the related carrying amount was $205.5 million and $205.7 million at March 31, 2010, and December 31, 2009.

We have a revolving credit facility with a total borrowing capacity of $306 million, which expires in May 2011. At March 31, 2010, we had $10.9 million of letters of credit and no borrowings outstanding under the facility, leaving $295.1 million available for borrowing. We are in the process of refinancing our revolving credit facility, which we are targeting to complete in the second quarter of 2010.

6.	Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the three months ended March 31, 2010 and 2009.

(in thousands, except per share data)

Three months ended March 31,	2010	2009
Numerator:
Income from continuing operations	$27,817	$22,358
Less: income allocated to unvested restricted shares	(303)	(169)

Income from continuing operations attributable to common shareholders—basic	27,514	22,189
Add: undistributed income attributable to unvested restricted shares—basic	151	97
Less: undistributed income reallocated to unvested restricted shares—diluted	(151)	(97)

Income from continuing operations attributable to common shareholders—diluted	$27,514	$22,189

Denominator:
Weighted average shares outstanding—basic	62,089	61,491
Dilutive shares—stock options	304	346

Weighted average shares outstanding—diluted	62,393	61,837

Income from continuing operations per share attributable to common shareholders:
Basic	$0.44	$0.36
Diluted	$0.44	$0.36

7.	Shareholders’ Equity

The number of shares of common stock issuable upon exercise of outstanding stock options or achievement of certain performance criteria, vesting of other stock awards, and the number of shares reserved for issuance under our share-based compensation plan and shareholder rights agreement were proportionately increased for the three-for-two stock split, described in Note 1, in accordance with terms of the respective plans. This stock split was recorded by a transfer of $42.1 million from paid-in capital to common stock, representing a $2 par value for each additional share issued. The number of authorized common shares remained at 200 million, and the number of authorized preferred shares, none of which have been issued, remained at 10 million.

8.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $6.8 million as of March 31, 2010. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2010 – $1.2 million; 2011 – $3.4 million; 2012 – $1.8 million; 2013 – $0.1 million, and 2014 – $0.3 million. None of these contingent obligations were accrued at March 31, 2010, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of March 31, 2010, $1.0 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we may receive retrospective tax incentive payments of up to $1.05 million per quarter for all or some of the period from the beginning of the third quarter of 2007 through final resolution of this matter, and upon final resolution, we may be entitled on a prospective basis to certain local sales tax incentives for qualifying sales. The exact amounts, if any, are dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, the variability in sales and company operations in California. We believe that this matter may be resolved in 2010.

Prior to exiting the DTC business, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

9.	Discontinued Operations

In January 2009, we sold assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc. for $63.0 million in cash and recognized a gain on sale of $3.2 million. The following table provides summary financial information for the DTC business for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenue	$—	$—

Loss from discontinued operations before income taxes	$—	$(13,519)
Income tax benefit	—	5,137

Loss from discontinued operations	$—	$(8,382)

We incurred charges associated with exiting the DTC business during the three months ended March 31, 2009. These charges were related to the valuation of accounts receivable, as we entered into an agreement with a third party to pursue the collection of remaining accounts receivable; losses on the disposal of other remaining assets; costs associated with leased facilities; and payroll costs, including severance.

10.	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc., on a combined basis; the guarantors of Owens & Minor, Inc.’s Senior Notes; and the non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

For the three months ended March 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$1,969,021	$649	$—	$1,969,670
Cost of revenue	—	1,779,197	22	—	1,779,219

Gross margin	—	189,824	627	—	190,451
Selling, general and administrative expenses	311	134,228	624	—	135,163
Depreciation and amortization	—	6,788	1	—	6,789
Other operating income, net	—	(652)	—	—	(652)

Operating earnings (loss)	(311)	49,460	2	—	49,151
Interest expense, net	1,646	1,636	17	—	3,299

Income (loss) from continuing operations before income taxes	(1,957)	47,824	(15)	—	45,852
Income tax provision (benefit)	(770)	18,810	(5)	—	18,035
Equity in earnings of subsidiaries	29,004	—	—	(29,004)	—

Income (loss) from continuing operations	27,817	29,014	(10)	(29,004)	27,817
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$27,817	$29,014	$(10)	$(29,004)	$27,817

For the three months ended March 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$1,948,423	$205	$—	$1,948,628
Cost of revenue	—	1,764,998	(3)	—	1,764,995

Gross margin	—	183,425	208	—	183,633
Selling, general and administrative expenses	(85)	139,283	199	—	139,397
Depreciation and amortization	—	5,801	15	—	5,816
Other operating income, net	—	(1,460)	—	—	(1,460)

Operating earnings (loss)	85	39,801	(6)	—	39,880
Interest (income) expense, net	(4,555)	7,862	34	—	3,341

Income (loss) from continuing operations before income taxes	4,640	31,939	(40)	—	36,539
Income tax provision (benefit)	1,823	12,374	(16)	—	14,181
Equity in earnings of subsidiaries	11,159	—	—	(11,159)	—

Income (loss) from continuing operations	13,976	19,565	(24)	(11,159)	22,358
Loss from discontinued operations, net of tax	—	—	(8,382)	—	(8,382)

Net income (loss)	$13,976	$19,565	$(8,406)	$(11,159)	$13,976

Condensed Consolidating Financial Information

March 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$144,402	$1,672	$283	$—	$146,357
Accounts and notes receivable, net	—	478,234	—	—	478,234
Merchandise inventories	—	669,996	—	—	669,996
Other current assets	—	48,198	342	—	48,540

Total current assets	144,402	1,198,100	625	—	1,343,127
Property and equipment, net	—	86,959	5	—	86,964
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	27,050	—	—	27,050
Due from O&M and subsidiaries	—	51,047	42,519	(93,566)	—
Investment in consolidated subsidiaries	954,629	—	—	(954,629)	—
Other assets, net	1,588	43,349	1	—	44,938

Total assets	$1,100,619	$1,653,776	$43,150	$(1,048,195)	$1,749,350

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$542,158	$5	$—	$542,163
Accrued payroll and related liabilities	—	8,774	6	—	8,780
Other accrued liabilities and deferred income taxes	9,093	121,736	358	—	131,187
Current liabilities of discontinued operations	—	—	1,479	—	1,479

Total current liabilities	9,093	672,668	1,848	—	683,609
Long-term debt, excluding current portion	205,458	2,694	—	—	208,152
Intercompany debt	—	138,890	—	(138,890)	—
Due to O&M and subsidiaries	93,566	—	—	(93,566)	—
Other liabilities and deferred income taxes	—	65,087	—	—	65,087

Total liabilities	308,117	879,339	1,848	(232,456)	956,848

Shareholders’ equity
Common stock	126,378	—	1,500	(1,500)	126,378
Paid-in capital	157,756	242,024	62,814	(304,838)	157,756
Retained earnings (deficit)	521,159	545,504	(23,012)	(522,492)	521,159
Accumulated other comprehensive income (loss)	(12,791)	(13,091)	—	13,091	(12,791)

Total shareholders’ equity	792,502	774,437	41,302	(815,739)	792,502

Total liabilities and shareholders’ equity	$1,100,619	$1,653,776	$43,150	$(1,048,195)	$1,749,350

Condensed Consolidating Financial Information

December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$92,088	$3,765	$283	$—	$96,136
Accounts and notes receivable, net	—	498,080	—	—	498,080
Merchandise inventories	—	689,889	—	—	689,889
Other current assets	136	57,824	2	—	57,962

Total current assets	92,224	1,249,558	285	—	1,342,067
Property and equipment, net	—	84,960	5	—	84,965
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	27,809	—	—	27,809
Due from O&M and subsidiaries	—	—	43,380	(43,380)	—
Investment in consolidated subsidiaries	925,370	—	—	(925,370)	—
Other assets, net	1,633	43,341	2	—	44,976

Total assets	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$546,984	$5	$—	$546,989
Accrued payroll and related liabilities	—	34,870	15	—	34,885
Other accrued liabilities and deferred income taxes	5,684	110,217	402	—	116,303
Current liabilities of discontinued operations	—	—	1,939	—	1,939

Total current liabilities	5,684	692,071	2,361	—	700,116
Long-term debt, excluding current portion	205,682	2,736	—	—	208,418
Intercompany debt	—	138,890	—	(138,890)	—
Due to O&M and subsidiaries	38,682	4,698	—	(43,380)	—
Other liabilities and deferred income taxes	—	69,375	—	—	69,375

Total liabilities	250,048	907,770	2,361	(182,270)	977,909

Shareholders’ equity
Common stock	83,827	—	1,500	(1,500)	83,827
Paid-in capital	193,905	242,024	62,814	(304,838)	193,905
Retained earnings (deficit)	504,480	516,491	(23,003)	(493,488)	504,480
Accumulated other comprehensive (loss)	(13,033)	(13,346)	—	13,346	(13,033)

Total shareholders’ equity	769,179	745,169	41,311	(786,480)	769,179

Total liabilities and shareholders’ equity	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Condensed Consolidating Financial Information

For the three months ended March 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$27,817	$29,014	$(10)	$(29,004)	$27,817
Adjustments to reconcile net income to cash provided by operating activities from continuing operations:
Provision for LIFO reserve		8,270	—	—	8,270
Depreciation and amortization	—	6,788	1	—	6,789
Share-based compensation expense	—	2,965	—	—	2,965
Provision for losses on accounts and notes receivable	—	930	—	—	930
Changes in operating assets and liabilities:
Accounts and notes receivable	—	18,916	—	—	18,916
Merchandise inventories	—	11,623	—	—	11,623
Accounts payable	—	67,474	—	—	67,474
Net change in other current assets and current liabilities	3,545	(3,198)	(393)	—	(46)
Other, net	(669)	(4,599)	—	—	(5,268)

Cash provided by (used for) operating activities	30,693	138,183	(402)	(29,004)	139,470

Investing activities:
Additions to property and equipment	—	(5,848)	—	—	(5,848)
Additions to computer software	—	(2,042)	—	—	(2,042)
Proceeds from the sale of property and equipment	—	33	—	—	33

Cash used for investing activities	—	(7,857)	—	—	(7,857)

Financing activities:
Change in intercompany advances	28.850	(58,716)	862	29,004	—
Decrease in drafts payable	—	(72,300)	—	—	(72,300)
Cash dividends paid	(11,138)	—	—	—	(11,138)
Proceeds from exercise of stock options	2,981	—	—	—	2,981
Excess tax benefits related to share-based compensation	928	—	—	—	928
Other, net	—	(1,403)	—	—	(1,403)

Cash provided by (used for) financing activities	21,621	(132,419)	862	29,004	(80,932)

Discontinued operations:
Operating cash flows	—	—	(460)	—	(460)

Net cash used for discontinued operations	—	—	(460)	—	(460)

Net increase (decrease) in cash and cash equivalents	52,314	(2,093)	—	—	50,221
Cash and cash equivalents at beginning of period	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of period	$144,402	$1,672	$283	$—	$146,357

Condensed Consolidating Financial Information

For the three months ended March 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$13,976	$19,565	$(8,406)	$(11,159)	$13,976
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	—	8,382	—	8,382
Provision for LIFO reserve		16,440	—	—	16,440
Depreciation and amortization	—	5,801	15	—	5,816
Share-based compensation expense	—	2,386	—	—	2,386
Provision for losses on accounts and notes receivable	—	1,028	—	—	1,028
Changes in operating assets and liabilities:
Accounts and notes receivable	—	8,404	4	—	8,408
Merchandise inventories	—	(39,631)	7	—	(39,624)
Accounts payable	—	60,325	6	—	60,331
Net change in other current assets and current liabilities	3,002	2,955	(8)	—	5,949
Other, net	(1,000)	1,008	—	—	8

Cash provided by operating activities	15,978	78,281	—	(11,159)	83,100

Investing activities:
Additions to property and equipment	—	(5,416)	—	—	(5,416)
Additions to computer software	—	(2,717)	—	—	(2,717)
Cash received related to acquisition of business	—	6,994	—	—	6,994

Cash used for investing activities	—	(1,139)	—	—	(1,139)

Financing activities:
Change in intercompany advances	(11,784)	72,625	(72,000)	11,159	—
Net payments on revolving credit facility	—	(146,478)	—	—	(146,478)
Cash dividends paid	(9,523)	—	—	—	(9,523)
Decrease in drafts payable	—	(1,349)	—	—	(1,349)
Proceeds from exercise of stock options	740	—	—	—	740
Excess tax benefits related to share-based compensation	662	—	—	—	662
Other, net	—	(518)	—	—	(518)

Cash used for financing activities	(19,905)	(75,720)	(72,000)	11,159	(156,466)

Discontinued operations:
Operating cash flows	—	—	14,139	—	14,139
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	77,139	—	77,139

Net increase (decrease) in cash and cash equivalents	(3,927)	1,422	5,139	—	2,634
Cash and cash equivalents at beginning of period	5,888	947	1,051	—	7,886

Cash and cash equivalents at end of period	$1,961	$2,369	$6,190	$—	$10,520

11.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed below.

In the first quarter of 2010, we adopted a Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) relating to disclosures about fair value measurements. This ASU clarified existing guidance for disclosures about inputs and valuation techniques used in estimating fair value measurements, requires additional disclosures for significant transfers in and out of Levels 1 and 2, and requires a reconciliation of Level 3 activity to be presented on a gross basis. The adoption of this update had no impact on our financial position and results of operations or disclosures for the quarter ended March 31, 2010.

In the first quarter of 2010, we adopted an ASU that provided additional guidance relating to the evaluation and disclosure of subsequent events. The adoption of this guidance had no impact on our financial position or results of operations for the quarter ended March 31, 2010.

In October 2009, FASB issued an ASU for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. We will adopt this update prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. We are evaluating the impact of adoption of this update on our financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us, or our) since December 31, 2009. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

First quarter of 2010 compared with first quarter of 2009

Overview. In the first quarter of 2010, we earned net income of $27.8 million, an increase from $14.0 million in the first quarter of 2009. Income from continuing operations per diluted common share was $0.44 for the first quarter of 2010, an increase from $0.36 in the comparable period of 2009. Operating earnings were $49.2 million in the first quarter of 2010, an increase from $39.9 million in the first quarter of 2009.

Stock Split. On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010. All share and per-share data (except par value) have been retroactively adjusted to reflect this stock split for all periods presented.

Divestitures. In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations in our consolidated financial statements.

Results of Operations

The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

For the three months ended March 31,	2010	2009
Gross margin	9.67%	9.42%
Selling, general and administrative expense	6.86%	7.15%
Operating earnings	2.50%	2.05%
Income from continuing operations	1.41%	1.15%

Revenue. Revenue increased to $1.97 billion for the first quarter of 2010 from $1.95 billion for the first quarter of 2009. The increase resulted from a $57.4 million increase in sales of products and services to existing customers (a growth rate of 3.2% over the first quarter of 2009) and $50.6 million of sales to new customers, which were partially offset by an $87.7 million decrease in sales to lost customers. We believe that revenue growth was adversely impacted by unfavorable economic conditions and the related effect on hospital utilization trends.

Gross margin. Gross margin dollars increased 3.7% to $190.5 million for the first quarter of 2010 compared to $183.6 million for the first quarter of 2009. Gross margin as a percentage of revenue increased 25 basis points for the first quarter of 2010 compared to the same period in 2009. Gross margin in the first quarter of 2009 was negatively affected by 23 basis points related to the deferral of revenue for customer contracts with performance targets. Additionally, gross margin for the first quarter of 2009 was 18 basis points lower than gross margin for the first quarter of 2010 as a result of supplier price increases, a portion of which were not eligible for supplier rebates, and the resulting impact on the last-in, first-out (LIFO) provision.

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been 42 basis points greater in the first three months of 2010 and 84 basis points greater in the first three months of 2009.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased 3.0% to $135.2 million for the first quarter of 2010, as compared with $139.4 million in the comparable period of 2009. SG&A expenses decreased $2.3 million for information technology outsourcing related to technology infrastructure enhancements completed in the fourth quarter of 2009, $1.5 million for labor costs and $0.8 million for fuel and freight costs. Additionally, SG&A expenses in the first quarter of 2009 included $2.1 million in Burrows acquisition transition-related expenses. The decreases in SG&A expenses were partially offset by increases of $1.2 million for consulting services and $1.2 million for costs incurred related to our third-party logistics services.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter of 2010 increased 17% to $6.8 million from $5.8 million for the first quarter of 2009. The increase is primarily due to amortization of computer software and hardware related to technology infrastructure enhancements, technology for our third-party logistics services, and distribution center voice-pick technology, as well as amortization of leasehold improvements for our third-party logistics distribution center.

Other operating income, net. Other operating income, net, was $0.7 million for the first quarter of 2010 and $1.5 million for the first quarter of 2009, including finance charge income of $0.5 million and $1.3 million, respectively.

Operating earnings. Operating earnings for the first quarter of 2010 increased 23% to $49.2 million from $39.9 million for the first quarter of 2009. The increase resulted primarily from higher gross margin and a reduction in SG&A expenses.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.3 million for the first quarter of both 2010 and 2009. For the first quarter of 2010, our effective interest rate was 6.7% on average borrowings of $200.0 million, compared to 6.0% on average borrowings of $228.0 million for the first quarter of 2009.

Income taxes. The provision for income taxes was $18.0 million, representing a 39.3% effective tax rate, for the first quarter of 2010, compared to $14.2 million, representing a 38.8% effective tax rate, for the same period of 2009. The lower effective rate in the first quarter of 2009 was due to the settlement of potential tax liabilities.

Income from continuing operations. Income from continuing operations increased to $27.8 million for the first quarter of 2010 compared to $22.4 million for the first quarter of 2009. The increase is primarily due to an increase in operating earnings of $9.3 million, which was partially offset by an increase in income tax expense of $3.9 million.

Loss from discontinued operations, net of tax. There was no income or loss from discontinued operations for the first quarter of 2010. Loss from discontinued operations, net of tax, for the first quarter of 2009 was $8.4 million, primarily due to pre-tax charges associated with exiting the DTC business related to the valuation of accounts receivable, as we entered into an agreement with a third party to pursue the collection of remaining accounts receivable; losses on the disposal of remaining assets; costs associated with leased facilities; and payroll costs, including severance.

Financial Condition, Liquidity and Capital Resources

For the three months ended March 31,	2010	2009
Net cash provided by (used for) continuing operations:
Operating activities	$139.5	$83.1
Investing activities	$(7.9)	$(1.1)
Financing activities	$(80.9)	$(156.5)
Net cash provided by (used for) discontinued operations	$(0.5)	$77.1

Financial condition. Accounts receivable, net of allowances, decreased 4.0% to $478.2 million at March 31, 2010, from $498.1 million at December 31, 2009. The decrease was primarily due to increased collections. Accounts receivable days outstanding (DSO) were 20.5 days at March 31, 2010, and 21.4 days at December 31, 2009, based on three months’ sales.

Merchandise inventories decreased to $670.0 million at March 31, 2010, from $689.9 million at December 31, 2009. Average inventory turnover was 10.6 in the first quarter of 2010, 10.6 in the fourth quarter of 2009, and 10.3 in the first quarter of 2009, based on three months’ sales.

Liquidity and capital expenditures. In the first quarter of 2010, cash and cash equivalents increased by $50.2 million to $146.4 million at March 31, 2010. We generated cash from continuing operating activities of $139.5 million, compared to $83.1 million in the first quarter of 2009. Cash from continuing operating activities in the first quarter of 2010 and 2009 was positively affected by operating earnings, increases in accounts payable and decreases in accounts and notes receivable (due to improved collection efforts). Cash from continuing operating activities in 2010 also benefited from lower inventories versus higher inventories in 2009, which were primarily related to new business and the transition of the Burrows business. During the first quarter of 2010, we contributed $5.0 million to our defined benefit pension plan in conjunction with a plan of termination approved by the Board of Directors in December 2009. We expect to make additional contributions of approximately $3.0 to $8.0 million through the final termination, which is targeted to be in late 2010 or early 2011.

Cash used for investing activities increased to $7.9 million for the first quarter of 2010 from $1.1 million for the first quarter of 2009. Capital expenditures were $7.9 million in the first quarter of 2010, compared to $8.1 million in the same period of 2009, and primarily related to our strategic and operational efficiency initiatives, such as investments in leasehold improvements for our third-party logistics service and a relocated distribution center and investments in voice-pick technology. Cash used for investing activities for the first quarter of 2009 included the receipt of a $7.0 million purchase price adjustment related to the Burrows acquisition.

Cash used for financing activities in the first quarter of 2010 was $80.9 million, compared to $156.5 million used in the first quarter of 2009. During the first quarter of 2010, cash from continuing operations was used to pay dividends and reduce drafts payable. During the first quarter of 2009, cash from operating activities of continuing and discontinued operations, along with $63.0 million of proceeds from the sale of the DTC business, was used to reduce our net borrowings under the revolving credit facility by $146.5 million and to pay dividends. Dividends paid were $11.1 million for the first quarter of 2010, an increase from $9.5 million for the first quarter of 2009.

Cash used by the operating activities of discontinued operations declined to $0.5 million for the first quarter of 2010, compared with $14.1 million cash received in the first quarter of 2009, which primarily related to the collection of accounts receivable.

Capital Resources. Our sources of liquidity include cash and cash equivalents and a $306 million revolving credit facility which expires on May 3, 2011. The interest rate on the facility is based on, at our discretion, LIBOR, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio, as defined by the credit agreement. We are charged a commitment fee of between 0.05% and 0.15% on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur, require us to maintain certain levels of net worth and ratios for leverage and fixed charge coverage, and restrict our ability to materially alter the character of the business through consolidation, merger or purchase or sale of assets. We had $10.9 million of letters of credit and no borrowings outstanding, leaving $295.1 million available for borrowing at March 31, 2010. Based on our leverage ratio at March 31, 2010, our interest rate under the revolving credit facility, which is subject to adjustment quarterly, will decrease to LIBOR plus 37.5 basis points at the next adjustment date. We are in the process of refinancing our revolving credit facility, which we are targeting to complete in the second quarter of 2010.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15th and October 15th. We may redeem the senior notes in whole or in part, at a redemption price of the greater of 100% of the principal amount of the senior notes or the present value of the remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. Our revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2010.

We paid cash dividends on our common stock at the rate of $0.177 per share for the first quarter of 2010 and $0.153 per share for the first quarter of 2009. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

We believe available financing sources, including cash generated from continuing operations and borrowings under the revolving credit facility, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 11 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2010.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	changes in government regulations, including healthcare laws and regulations;

•	our ability to implement strategic initiatives;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to the company;

•	our ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	our ability to meet customer demand for additional value-added services;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	our ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	our ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies; and

•	our ability to manage reimbursements from Medicare, Medicaid, private healthcare insurers and individual customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at March 31, 2010, were approximately $478 million, and DSO at March 31, 2010, was 20.5 days based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof, of approximately $22 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $10.9 million in letters of credit under the revolving credit facility at March 31, 2010. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at March 31, 2010, in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal controls over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2009. Through March 31, 2010, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factor entitled “Changes in the Healthcare Environment” set forth under Item 1A to Part I of our Form 10-K for the year ended December 31, 2009 has been revised and restated as follows:

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

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times from 2010 to 2018. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. The uncertainties surrounding the components of this legislation and the impact of its implementation on the healthcare industry may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, which would adversely affect the company’s results of operations.

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

Owens & Minor, Inc.
(Registrant)

Date: April 30, 2010	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date: April 30, 2010	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date: April 30, 2010	/s/ D. ANDREW EDWARDS
D. Andrew Edwards
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