Form 10-Q
period 2010-06-30
OWENS & MINOR INC/VA/
filed 2010-07-30
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 23, 2010, was 63,337,018 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue	$2,019,893	$2,013,780	$3,989,563	$3,962,408
Cost of revenue	1,827,674	1,816,081	3,606,893	3,581,076

Gross margin	192,219	197,699	382,670	381,332
Selling, general and administrative expenses	133,619	143,972	268,782	283,369
Depreciation and amortization	7,107	6,046	13,896	11,862
Other operating income, net	(669)	(1,265)	(1,321)	(2,725)

Operating earnings	52,162	48,946	101,313	88,826
Interest expense, net	3,505	3,291	6,804	6,632

Income from continuing operations before income taxes	48,657	45,655	94,509	82,194
Income tax provision	19,188	17,880	37,223	32,061

Income from continuing operations	29,469	27,775	57,286	50,133
Loss from discontinued operations, net of tax	—	(4,127)	—	(12,509)

Net income	$29,469	$23,648	$57,286	$37,624

Income (loss) per common share – basic:
Continuing operations	$0.47	$0.45	$0.91	$0.81
Discontinued operations	—	(0.07)	—	(0.20)

Net income per share – basic	$0.47	$0.38	$0.91	$0.61

Income (loss) per common share – diluted:
Continuing operations	$0.46	$0.44	$0.91	$0.80
Discontinued operations	—	(0.06)	—	(0.20)

Net income per share – diluted	$0.46	$0.38	$0.91	$0.60

Cash dividends per common share	$0.177	$0.153	$0.354	$0.306

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$157,638	$96,136
Accounts and notes receivable, net of allowances of $17,683 and $16,420	468,026	498,080
Merchandise inventories	712,078	689,889
Other current assets	54,117	57,962

Total current assets	1,391,859	1,342,067
Property and equipment, net of accumulated depreciation of $83,018 and $76,574	92,565	84,965
Goodwill, net	247,271	247,271
Intangible assets, net	26,345	27,809
Other assets, net	46,704	44,976

Total assets	$1,804,744	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$578,627	$546,989
Accrued payroll and related liabilities	14,937	34,885
Deferred income taxes	29,776	25,784
Other accrued liabilities	95,739	90,519
Current liabilities of discontinued operations	1,000	1,939

Total current liabilities	720,079	700,116
Long-term debt, excluding current portion	207,902	208,418
Deferred income taxes	8,851	8,947
Other liabilities	52,384	60,428

Total liabilities	989,216	977,909

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 63,460 shares and 62,870 shares	126,920	83,827
Paid-in capital	161,782	193,905
Retained earnings	539,395	504,480
Accumulated other comprehensive loss	(12,569)	(13,033)

Total shareholders’ equity	815,528	769,179

Total liabilities and shareholders’ equity	$1,804,744	$1,747,088

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Operating activities:
Net income	$57,286	$37,624
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	12,509
Depreciation and amortization	13,896	11,862
Provision for LIFO reserve	8,433	16,440
Share-based compensation expense	4,633	4,159
Provision for losses on accounts and notes receivable	1,450	2,052
Changes in operating assets and liabilities:
Accounts and notes receivable	28,604	19,055
Merchandise inventories	(30,622)	(34,326)
Accounts payable	113,988	70,963
Net change in other assets and liabilities	(9,458)	(18,103)
Other, net	(5,122)	1,178

Cash provided by operating activities of continuing operations	183,088	123,413

Investing activities:
Additions to property and equipment	(15,488)	(9,420)
Additions to computer software	(4,756)	(7,311)
Acquisitions of intangible assets	(55)	—
Cash received related to acquisition of business	—	6,994
Proceeds from sale of property and equipment	1,612	—

Cash used for investing activities of continuing operations	(18,687)	(9,737)

Financing activities:
Payments on revolving credit facility	—	(301,964)
Borrowings on revolving credit facility	—	151,386
Decrease in drafts payable	(82,350)	(14,254)
Cash dividends paid	(22,324)	(19,130)
Proceeds from exercise of stock options	5,602	2,170
Excess tax benefits related to share-based compensation	1,735	958
Other, net (including financing costs of $2.8 million in 2010)	(4,622)	(1,089)

Cash used for financing activities of continuing operations	(101,959)	(181,923)

Discontinued operations:
Operating cash flows	(940)	12,084
Investing cash flows	—	63,000

Net cash (used for) provided by discontinued operations	(940)	75,084

Net increase in cash and cash equivalents	61,502	6,837
Cash and cash equivalents at beginning of period	96,136	7,886

Cash and cash equivalents at end of period	$157,638	$14,723

Supplemental disclosure of cash flow information:
Income taxes paid, net	$32,201	$27,934
Interest paid	$6,602	$6,611

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements Of Changes In Shareholders’ Equity

(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2008	62,162	$82,881	$180,074	$438,192	$(12,096)	$689,051

Net income				37,624		37,624
Other comprehensive income (loss):
Retirement benefit plan adjustments, net of $197 tax expense					307	307
Cash flow hedge activity, net of $16 tax benefit					(25)	(25)

Comprehensive income						37,906

Issuance of restricted stock, net of forfeitures	302	402	(402)			—
Share-based compensation			4,186			4,186
Cash dividends declared ($0.306 per share)				(19,130)		(19,130)
Exercise of stock options, including excess tax benefits of $958	178	239	2,889			3,128
Other	(38)	(49)	(886)			(935)

Balance June 30, 2009	62,604	$83,473	$185,861	$456,686	$(11,814)	$714,206

Balance December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$769,179

Net income				57,286		57,286
Other comprehensive income (loss):
Retirement benefit plan adjustments, net of $312 tax expense					488	488
Cash flow hedge activity, net of $16 tax benefit					(24)	(24)

Comprehensive income						57,750

Issuance of restricted stock, net of forfeitures	310	408	(408)			—
Share-based compensation			4,633			4,633
Cash dividends declared ($0.354 per share)				(22,371)		(22,371)
Exercise of stock options, including excess tax benefits of $1,735	313	626	6,711			7,337
Stock split (three-for-two)		42,126	(42,126)			—
Other	(33)	(67)	(933)			(1,000)

Balance June 30, 2010	63,460	$126,920	$161,782	$539,395	$(12,569)	$815,528

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us or our) as of June 30, 2010, and December 31, 2009, and the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and the consolidated cash flows and changes in shareholders’ equity for the six months ended June 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Property held for sale is reported at the lower of carrying value or estimated fair value less selling costs, with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $10.0 million at June 30, 2010 and $11.5 million at December 31, 2009, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at June 30, 2010, and December 31, 2009, are as follows:

	Customer Relationships	Other Intangibles	Total
At June 30, 2010:
Gross intangible assets	$31,300	$4,670	$35,970
Accumulated amortization	(6,222)	(3,403)	(9,625)

Net intangible assets	$25,078	$1,267	$26,345

At December 31, 2009:
Gross intangible assets	$31,300	$4,631	$35,931
Accumulated amortization	(5,187)	(2,935)	(8,122)

Net intangible assets	$26,113	$1,696	$27,809

Amortization expense for intangible assets was $0.7 million for each of the three months ended June 30, 2010 and 2009, and $1.5 million and $1.3 million for the six months ended June 30, 2010 and 2009.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: remainder of 2010 – $1.5 million; 2011 – $2.8 million; 2012 – $2.1 million; 2013 – $2.1 million, 2014 – $2.1 million and 2015 – $2.1 million.

4.	Retirement Plans

The components of net periodic pension cost of our retirement plans for the three and six months ended June 30, 2010 and 2009, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$326	$287	$659	$604
Interest cost	860	856	1,738	1,741
Expected return on plan assets	(49)	(459)	(117)	(917)
Amortization of prior service cost	68	39	139	78
Recognized net actuarial loss	316	197	661	425

Net periodic pension cost	$1,521	$920	$3,080	$1,931

During the first six months of 2010, we contributed $8.3 million to the defined benefit pension plan in conjunction with a plan of termination approved by our Board of Directors in December 2009. We expect to make additional contributions of approximately $1.0 million through the final termination, which is expected to be in late 2010 or early 2011.

5.	Debt

We have $200 million of senior notes outstanding, which mature in April 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value of the Senior Notes was $199.8 million and $196.3 million, and the related carrying amount was $205.2 million and $205.7 million at June 30, 2010, and December 31, 2009.

On June 7, 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A and a syndication of banks (the “Credit Agreement”). This agreement replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires on June 7, 2013. Under the new facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread), as defined by the Credit Agreement. We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2010, we had $10.5 million of letters of credit and no borrowings outstanding, leaving $339.5 million available for borrowing.

6.	Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the three and six months ended June 30, 2010 and 2009:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$29,469	$27,775	$57,286	$50,133
Less: income allocated to unvested restricted shares	(362)	(236)	(668)	(424)

Income from continuing operations attributable to common shareholders – basic	29,107	27,539	56,618	49,709
Add: undistributed income attributable to unvested restricted shares – basic	173	155	326	263
Less: undistributed income reallocated to unvested restricted shares – diluted	(172)	(154)	(325)	(262)

Income from continuing operations attributable to common shareholders – diluted	$29,108	$27,540	$56,619	$49,710

Denominator:
Weighted average shares outstanding – basic	62,334	61,606	62,213	61,549
Dilutive shares – stock options	272	304	287	337

Weighted average shares outstanding – diluted	62,606	61,910	62,500	61,886

Income from continuing operations per share attributable to common shareholders:
Basic	$0.47	$0.45	$0.91	$0.81
Diluted	$0.46	$0.44	$0.91	$0.80

7.	Shareholders’ Equity

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

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $5.4 million as of June 30, 2010. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2010 – $0.8 million; 2011 – $2.4 million; 2012 – $1.6 million; 2013 – $0.5 million, and 2014 – $0.1 million. None of these contingent obligations were accrued at June 30, 2010, as we do not consider any of them probable. We deferred the recognition of revenues that are contingent upon the company’s future performance under the terms of these contracts. As of June 30, 2010, $0.9 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

We also have contracts with performance targets that, if met, will result in additional fees. We recognize revenues for these contracts when the fees have been earned and are no longer subject to contingent obligations. These contracts have terms ranging from 12 to 36 months.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we may receive tax incentive payments of up to $1.05 million per quarter for all or some of the period beginning with the third quarter of 2007 and through final resolution of this matter. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, the variability in sales and company operations in California. We believe this matter may be resolved in late 2010 or early 2011.

Prior to exiting the DTC business, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

9.	Discontinued Operations

In January 2009, we sold assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc. for $63.0 million in cash and recognized a gain on sale of $3.2 million. The following table provides summary financial information for the DTC business for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—

Loss from discontinued operations before income taxes	$—	$(6,502)	$—	$(20,021)
Income tax benefit	—	2,375	—	7,512

Loss from discontinued operations	$—	$(4,127)	$—	$(12,509)

We incurred charges associated with exiting the DTC business during the three and six months ended June 30, 2009. These charges were related to the valuation of accounts receivable, as we entered into an agreement with a third party during the first quarter of 2009 to pursue the collection of remaining accounts receivable; losses on the disposal of other remaining assets; costs associated with leased facilities; and payroll costs, including severance.

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

For the three months ended June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$2,019,725	$168	$—	$2,019,893
Cost of revenue	—	1,827,651	23	—	1,827,674

Gross margin	—	192,074	145	—	192,219
Selling, general and administrative expenses	(115)	133,376	358	—	133,619
Depreciation and amortization	—	7,106	1	—	7,107
Other operating income, net	—	(669)	—	—	(669)

Operating earnings (loss)	115	52,261	(214)	—	52,162
Interest expense, net	2,413	1,073	19	—	3,505

Income (loss) from continuing operations before income taxes	(2,298)	51,188	(233)	—	48,657
Income tax provision (benefit)	(904)	20,185	(93)	—	19,188
Equity in earnings of subsidiaries	30,863	—	—	(30,863)	—

Income (loss) from continuing operations	29,469	31,003	(140)	(30,863)	29,469
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$29,469	$31,003	$(140)	$(30,683)	$29,469

For the three months ended June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$2,013,570	$210	$—	$2,013,780
Cost of revenue	—	1,816,080	1	—	1,816,081

Gross margin	—	197,490	209	—	197,699
Selling, general and administrative expenses	852	142,982	138	—	143,972
Depreciation and amortization	—	6,031	15	—	6,046
Other operating (income) expense, net	—	(1,390)	125	—	(1,265)

Operating earnings (loss)	(852)	49,867	(69)	—	48,946
Interest (income) expense, net	(3,910)	7,167	34	—	3,291

Income (loss) from continuing operations before income taxes	3,058	42,700	(103)	—	45,655
Income tax provision (benefit)	1,217	16,704	(41)	—	17,880
Equity in earnings of subsidiaries	21,807	—	—	(21,807)	—

Income (loss) from continuing operations	23,648	25,996	(62)	(21,807)	27,775
Loss from discontinued operations, net of tax	—	—	(4,127)	—	(4,127)

Net income (loss)	$23,648	$25,996	$(4,189)	$(21,807)	$23,648

For the six months ended June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$3,988,746	$817	$—	$3,989,563
Cost of revenue	—	3,606,849	44	—	3,606,893

Gross margin	—	381,897	773	—	382,670
Selling, general and administrative expenses	196	267,604	982	—	268,782
Depreciation and amortization	—	13,894	2	—	13,896
Other operating income, net	—	(1,321)	—	—	(1,321)

Operating earnings (loss)	(196)	101,720	(211)	—	101,313
Interest expense, net	4,059	2,709	36	—	6,804

Income (loss) from continuing operations before income taxes	(4,255)	99,011	(247)	—	94,509
Income tax provision (benefit)	(1,674)	38,994	(97)	—	37,223
Equity in earnings of subsidiaries	59,867	—	—	(59,867)	—

Income (loss) from continuing operations	57,286	60,017	(150)	(59,867)	57,286
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$57,286	$60,017	$(150)	$(59,867)	$57,286

For the six months ended June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$3,961,993	$415	$—	$3,962,408
Cost of revenue	—	3,581,078	(2)	—	3,581,076

Gross margin	—	380,915	417	—	381,332
Selling, general and administrative expenses	767	282,265	337	—	283,369
Depreciation and amortization	—	11,832	30	—	11,862
Other operating (income) expense, net	—	(2,850)	125	—	(2,725)

Operating earnings (loss)	(767)	89,668	(75)	—	88,826
Interest (income) expense, net	(8,465)	15,029	68	—	6,632

Income (loss) from continuing operations before income taxes	7,698	74,639	(143)	—	82,194
Income tax provision (benefit)	3,040	29,078	(57)	—	32,061
Equity in earnings of subsidiaries	32,966	—	—	(32,966)	—

Income (loss) from continuing operations	37,624	45,561	(86)	(32,966)	50,133
Loss from discontinued operations, net of tax	—	—	(12,509)	—	(12,509)

Net income (loss)	$37,624	$45,561	$(12,595)	$(32,966)	$37,624

Condensed Consolidating Financial Information

June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$155,117	$2,241	$280	$—	$157,638
Accounts and notes receivable, net	—	468,026	—	—	468,026
Merchandise inventories	—	712,078	—	—	712,078
Other current assets	354	53,763	—	—	54,117

Total current assets	155,471	1,236,108	280	—	1,391,859
Property and equipment, net	—	92,561	4	—	92,565
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	26,345	—	—	26,345
Due from O&M and subsidiaries	—	73,656	42,232	(115,888)	—
Investment in consolidated subsidiaries	985,725	—	—	(985,725)	—
Other assets, net	1,542	45,161	1	—	46,704

Total assets	$1,142,738	$1,721,102	$42,517	$(1,101,613)	$1,804,744

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$578,622	$5	$—	$578,627
Accrued payroll and related liabilities	—	14,922	15	—	14,937
Other accrued liabilities and deferred income taxes	6,088	119,092	335	—	125,515
Current liabilities of discontinued operations	—	—	1,000	—	1,000

Total current liabilities	6,088	712,636	1,355	—	720,079
Long-term debt, excluding current portion	205,234	2,668	—	—	207,902
Intercompany debt	—	138,890	—	(138,890)	—
Due to O&M and subsidiaries	115,888	—	—	(115,888)	—
Other liabilities and deferred income taxes	—	61,235	—	—	61,235

Total liabilities	327,210	915,429	1,355	(254,778)	989,216

Shareholders’ equity
Common stock	126,920	—	1,500	(1,500)	126,920
Paid-in capital	161,782	242,024	62,814	(304,838)	161,782
Retained earnings (deficit)	539,395	576,507	(23,152)	(553,355)	539,395
Accumulated other comprehensive loss	(12,569)	(12,858)	—	12,858	(12,569)

Total shareholders’ equity	815,528	805,673	41,162	(846,835)	815,528

Total liabilities and shareholders’ equity	$1,142,738	$1,721,102	$42,517	$(1,101,613)	$1,804,744

Condensed Consolidating Financial Information

December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$92,088	$3,765	$283	$—	$96,136
Accounts and notes receivable, net	—	498,080	—	—	498,080
Merchandise inventories	—	689,889	—	—	689,889
Other current assets	136	57,824	2	—	57,962

Total current assets	92,224	1,249,558	285	—	1,342,067
Property and equipment, net	—	84,960	5	—	84,965
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	27,809	—	—	27,809
Due from O&M and subsidiaries	—	—	43,380	(43,380)	—
Investment in consolidated subsidiaries	925,370	—	—	(925,370)	—
Other assets, net	1,633	43,341	2	—	44,976

Total assets	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$546,984	$5	$—	$546,989
Accrued payroll and related liabilities	—	34,870	15	—	34,885
Other accrued liabilities and deferred income taxes	5,684	110,217	402	—	116,303
Current liabilities of discontinued operations	—	—	1,939	—	1,939

Total current liabilities	5,684	692,071	2,361	—	700,116
Long-term debt, excluding current portion	205,682	2,736	—	—	208,418
Intercompany debt	—	138,890	—	(138,890)	—
Due to O&M and subsidiaries	38,682	4,698	—	(43,380)	—
Other liabilities and deferred income taxes	—	69,375	—	—	69,375

Total liabilities	250,048	907,770	2,361	(182,270)	977,909

Shareholders’ equity
Common stock	83,827	—	1,500	(1,500)	83,827
Paid-in capital	193,905	242,024	62,814	(304,838)	193,905
Retained earnings (deficit)	504,480	516,491	(23,003)	(493,488)	504,480
Accumulated other comprehensive loss	(13,033)	(13,346)	—	13,346	(13,033)

Total shareholders’ equity	769,179	745,169	41,311	(786,480)	769,179

Total liabilities and shareholders’ equity	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Condensed Consolidating Financial Information

For the six months ended June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$57,286	$60,017	$(150)	$(59,867)	$57,286
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	—	13,894	2	—	13,896
Provision for LIFO reserve	—	8,433	—	—	8,433
Share-based compensation expense	—	4,633	—	—	4,633
Provision for losses on accounts and notes receivable	—	1,450	—	—	1,450
Changes in operating assets and liabilities:
Accounts and notes receivable	—	28,604	—	—	28,604
Merchandise inventories	—	(30,622)	—	—	(30,622)
Accounts payable	—	113,988	—	—	113,988
Net change in other assets and liabilities	(217)	(9,178)	(63)	—	(9,458)
Other, net	(1,040)	(4,080)	(2)	—	(5,122)

Cash provided by (used for) operating activities	56,029	187,139	(213)	(59,867)	183,088

Investing activities:
Additions to property and equipment	—	(15,484)	(4)	—	(15,488)
Additions to computer software	—	(4,756)	—	—	(4,756)
Acquisition of intangible assets	—	(55)	—	—	(55)
Proceeds from sale of property and equipment	—	1,612	—	—	1,612

Cash used for investing activities	—	(18,683)	(4)	—	(18,687)

Financing activities:
Change in intercompany advances	21,987	(83,008)	1,154	59,867	—
Decrease in drafts payable	—	(82,350)	—	—	(82,350)
Cash dividends paid	(22,324)	—	—	—	(22,324)
Proceeds from exercise of stock options	5,602	—	—	—	5,602
Excess tax benefits related to share-based compensation	1,735	—	—	—	1,735
Other, net	—	(4,622)	—	—	(4,622)

Cash provided by (used for) financing activities	7,000	(169,980)	1,154	59,867	(101,959)

Discontinued operations:
Operating cash flows	—	—	(940)	—	(940)

Net cash used for discontinued operations	—	—	(940)	—	(940)

Net increase (decrease) in cash and cash equivalents	63,029	(1,524)	(3)	—	61,502
Cash and cash equivalents at beginning of period	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of period	$155,117	$2,241	$280	$—	$157,638

Condensed Consolidating Financial Information

For the six months ended June 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$37,624	$45,561	$(12,595)	$(32,966)	$37,624
Adjustments to reconcile net income (loss) to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	—	12,509	—	12,509
Provision for LIFO reserve	—	16,440	—	—	16,440
Depreciation and amortization	—	11,832	30	—	11,862
Share-based compensation expense	—	4,159	—	—	4,159
Provision for losses on accounts and notes receivable	—	2,020	32	—	2,052
Changes in operating assets and liabilities:
Accounts and notes receivable	—	19,076	(21)	—	19,055
Merchandise inventories	—	(34,336)	10	—	(34,326)
Accounts payable	—	71,014	(51)	—	70,963
Net change in other assets and liabilities	232	(18,467)	132	—	(18,103)
Other, net	(978)	2,156	—	—	1,178

Cash provided by operating activities	36,878	119,455	46	(32,966)	123,413

Investing activities:
Additions to property and equipment	—	(9,420)	—	—	(9,420)
Additions to computer software	—	(7,311)	—	—	(7,311)
Cash received related to acquisition of business	—	6,994	—	—	6,994

Cash used for investing activities	—	(9,737)	—	—	(9,737)

Financing activities:
Change in intercompany advances	(17,784)	60,583	(75,765)	32,966	—
Payments on revolving credit facility	—	(301,964)	—	—	(301,964)
Borrowings on revolving credit facility	—	151,386	—	—	151,386
Decrease in drafts payable	—	(14,254)	—	—	(14,254)
Cash dividends paid	(19,130)	—	—	—	(19,130)
Proceeds from exercise of stock options	2,170	—	—	—	2,170
Excess tax benefits related to share-based compensation	958	—	—	—	958
Other, net	—	(1,089)	—	—	(1,089)

Cash used for financing activities	(33,786)	(105,338)	(75,765)	32,966	(181,923)

Discontinued operations:
Operating cash flows	—	—	12,084	—	12,084
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	75,084	—	75,084

Net increase (decrease) in cash and cash equivalents	3,092	4,380	(635)	—	6,837
Cash and cash equivalents at beginning of period	5,888	947	1,051	—	7,886

Cash and cash equivalents at end of period	$8,980	$5,327	$416	$—	$14,723

11.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed below.

In the first quarter of 2010, we adopted a Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) relating to disclosures about fair value measurements. This ASU clarified existing guidance for disclosures about inputs and valuation techniques used in estimating fair value measurements, requires additional disclosures for significant transfers in and out of Levels 1 and 2, and requires a reconciliation of Level 3 activity to be presented on a gross basis. The adoption of this update had no impact on our financial position and results of operations or disclosures.

In the first quarter of 2010, we adopted an ASU that provided additional guidance relating to the evaluation and disclosure of subsequent events. The adoption of this guidance had no impact on our financial position or results of operations.

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

Results of Operations

Second quarter and first six months of 2010 compared with 2009

Overview. In the second quarter and first six months of 2010, we earned net income of $29.5 million and $57.3 million, improved from $23.6 million from the second quarter of 2009 and $37.6 million for the first six months of 2009. Income from continuing operations per diluted common share was $0.46 for the second quarter of 2010, an increase from $0.44 for the same period of 2009. Income from continuing operations per diluted common share was $0.91 for the first six months of 2010, improved from $0.80 in the same period of 2009. Operating earnings were $52.2 million for the second quarter of 2010, increased from $48.9 million for the second quarter of 2009. For the first six months of 2010, operating earnings were $101.3 million, increased from $88.8 million for the first six months of 2009.

Stock Split. On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010. All share and per-share data (except par value) have been retroactively adjusted to reflect this stock split for all periods presented.

Divestiture. In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations in our consolidated financial statements.

Financial Highlights. The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross margin	9.52%	9.82%	9.59%	9.62%
Selling, general and administrative expense	6.62%	7.15%	6.74%	7.15%
Operating earnings	2.58%	2.43%	2.54%	2.24%
Income from continuing operations	1.46%	1.38%	1.44%	1.27%

Revenue. Revenue increased to $2.02 billion for the second quarter of 2010 from $2.01 billion for the second quarter of 2009. The increase in revenue resulted from higher sales of products and services to existing customers of $41.2 million (a growth rate of 2.2%) and to new customers of $50.5 million, totaling $91.7 million, which were partially offset by a decrease in sales to lost customers of $85.4 million.

Revenue increased to $3.99 billion for the first six months of 2010 from $3.96 billion for the comparable period in 2009. Higher revenue for this period was due to an increase in sales of products and services to existing customers of $99.8 million (a growth rate of 2.8%) and to new customers of $101.2 million, totaling $201.0 million, which were partially offset by a decrease in sales to lost customers of $174.3 million.

We believe that revenue growth for the second quarter and first six months of 2010 was adversely impacted by unfavorable economic conditions and the related effect on hospital utilization trends.

Gross margin. Gross margin as a percentage of revenue decreased 30 basis points for the second quarter of 2010 compared to the second quarter of 2009. Gross margin dollars decreased 2.8% to $192.2 million for the second quarter of 2010 from $197.7 million for the second quarter of 2009. The decrease of $5.5 million was partially due to a reduction in gross margin dollars from our acute-care distribution customers of $3.4 million, reflecting a shift in the mix of products purchased by customers, as well as pricing pressures in the marketplace. In addition, gross margin in the second quarter of 2009 benefitted from the recognition of previously deferred revenue of $2.7 million related to customer contracts with performance contingencies resulting from the achievement of performance targets.

Gross margin as a percentage of revenue decreased 3 basis points for the first six months of 2010 compared to the same period in 2009. Gross margin dollars increased $1.3 million to $382.7 million for the first six months of 2010 from $381.3 million for the same period of 2009. The increase is comprised of a lower LIFO provision (of $8.0 million), resulting from lower supplier price increases, and revenue from our third-party logistics business in the first six months of 2010. The increase was partially offset by a reduction in gross margin dollars from our acute-care distribution customers.

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been 21 basis points greater for the first six months of 2010 and 41 basis points greater for the first six months of 2009.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased 7.2% to $133.6 million for the second quarter of 2010, compared with $144.0 million for the second quarter of 2009. SG&A expenses decreased $4.8 million for labor costs, including incentive compensation expense, and $2.8 million for information technology outsourcing and consulting primarily related to technology infrastructure enhancements. Additionally, SG&A expenses in the second quarter of 2009 included $1.3 million in Burrows acquisition transition-related expenses. The decreases in SG&A expenses were partially offset by an increase of $1.3 million for costs incurred relating to providing third-party logistics services.

SG&A expenses decreased 5.2% to $268.8 million for the first six months of 2010, compared with $283.4 million for the first six months of last year. SG&A expenses decreased $6.4 million for labor costs, including incentive compensation expense, and $3.9 million for information technology outsourcing related to technology infrastructure enhancements. Additionally, SG&A expenses in the first six months of 2009 included $3.4 million in Burrows acquisition transition-related expenses. These decreases in SG&A expenses were partially offset by increases of $2.6 million for costs incurred related to our third-party logistics business. The decrease in incentive compensation expense for the second quarter and first six months of 2010 compared with last year reflects estimated lower achievement of annual performance targets.

Depreciation and amortization. Depreciation and amortization expense increased $1.1 million for the second quarter and $2.0 million for the first six months of 2010 compared with the same periods of 2009. These increases were primarily due to amortization of computer software related to technology infrastructure enhancements, technology for our third-party logistics business, and distribution center voice-pick technology, as well as amortization of leasehold improvements for our third party logistics business and relocated distribution centers.

Other operating income, net. Other operating income, net, was $0.7 million and $1.3 million for the second quarter of 2010 and 2009, including finance charge income of $0.5 million and $1.2 million. Other operating income, net was $1.3 million and $2.7 million for the first six months of 2010 and 2009, including finance charge income of $1.1 million and $2.5 million.

Operating earnings. Operating earnings increased in the second quarter of 2010 by 6.6% to $52.2 million compared with $48.9 million in 2009, and increased in the first six months of 2010 by 14.1% to $101.3 million compared with $88.8 million in 2009. The increases in operating earnings in the second quarter and first six months were primarily driven by lower SG&A expenses. Decreases in SG&A expenses were partially offset by a lower gross margin in the second quarter but supplemented by slightly higher gross margin during the first six months.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.5 million for the second quarter of 2010 and $6.8 million for the first six months of 2010, which increased slightly from $3.3 million and $6.6 million for the comparable periods in 2009. Our effective interest rate was 6.6% on average borrowings of $209.7 million for the first six months of 2010, compared to 5.9% on average borrowings of $225.1 million for the same period in 2009.

Income taxes. The provision for income taxes was $19.2 million and $37.2 million for the second quarter and first six months of 2010, compared to $17.9 million and $32.1 million for the comparable periods in 2009. The effective tax rate was 39.4% for both the second quarter and first six months of 2010, compared to 39.2% and 39.0% for the same periods of 2009.

Income from continuing operations. Income from continuing operations increased to $29.5 million and $57.3 million for the second quarter and first six months of 2010 compared to $27.8 million and $50.1 million for the comparable periods of 2009. The increases are primarily attributable to increases in operating earnings partially offset by increases in income tax expense.

Loss from discontinued operations, net of tax. There was no income or loss from discontinued operations for the second quarter and first six months of 2010. Loss from discontinued operations, net of tax, for the second quarter and first six months of 2009 was $4.1 million and $12.5 million, primarily due to pre-tax charges associated with exiting the DTC business related to valuation of accounts receivable; losses on the disposal of remaining assets; costs associated with leased facilities; and payroll costs, including severance.

Financial Condition, Liquidity and Capital Resources

(Dollars in millions)

For the six months ended June 30,	2010	2009
Net cash provided by (used for) – continuing operations:
Operating activities	$183.1	$123.4
Investing activities	$(18.7)	$(9.7)
Financing activities	$(102.0)	$(181.9)
Net cash (used for) provided by discontinued operations	$(0.9)	$75.1

Financial condition. Accounts and notes receivable, net of allowances, decreased 6.0% to $468.0 million at June 30, 2010, from $498.1 million at December 31, 2009. The decrease was primarily due to improved collections and a net increase in the allowance for uncollectible accounts of $1.3 million. Accounts receivable days outstanding (DSO) were 19.8 days at June 30, 2010, and 21.4 days at December 31, 2009, based on three months’ sales.

Merchandise inventories increased to $712.1 million at June 30, 2010, from $689.9 million at December 31, 2009. The increase was primarily due to changes in volume, including inventory buildup for new customers and normal fluctuations between periods. Average inventory turnover was 10.6 for the second quarter of 2010, 10.6 for the fourth quarter of 2009, and 10.4 for the second quarter of 2009, based on three months’ sales.

Liquidity and capital expenditures. In the first six months of 2010, cash and cash equivalents increased by $61.5 million to $157.6 million at June 30, 2010. We generated cash from continuing operating activities of $183.1 million, compared to $123.4 million in the first six months of 2009. Cash from continuing operating activities in the first six months of 2010 and 2009 was positively affected by operating earnings, increases in accounts payable and decreases in accounts and notes receivable, partially offset by higher inventories. During the first six months of 2010, we contributed $8.3 million to our defined benefit pension plan in conjunction with a plan of termination approved by the Board of Directors in December 2009. We expect to make additional contributions of approximately $1.0 million through the final termination, which is targeted to be in late 2010 or early 2011.

Cash used for investing activities increased to $18.7 million in the first six months of 2010 from $9.7 million in the same period of 2009. Capital expenditures were $20.2 million in the first six months of 2010, compared to $16.7 million in the same period of 2009, primarily related to our strategic and operational efficiency initiatives, such as investments in leasehold improvements for our third party logistics business and relocated or expanded distribution centers and investments in voice-pick and customer-facing technology. Cash used for investing activities for the first six months of 2009 included the receipt of a $7.0 million purchase price adjustment related to the Burrows acquisition.

Cash used for financing activities in the first six months of 2010 was $102.0 million, compared to $181.9 million used in the comparable period of 2009. During the first six months of 2010, cash from continuing operations was used to reduce drafts payable by $82.4 million and pay dividends of $22.3 million. Additionally, in the first six months of 2009, cash from continuing operations and discontinued operations, along with $63.0 million of proceeds from the sale of the DTC business, was used to reduce our net borrowings under the revolving credit facility by $150.6 million. Dividends of $19.1 million were paid during the first six months of 2009.

Cash used by operating activities of discontinued operations was $0.9 million for the first six months of 2010, related to lease payments, compared with $12.1 million cash received in the first six months of 2009, which primarily related to the collection of accounts receivable, partially offset by the payment of costs associated with exiting the DTC business.

Capital Resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 7, 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A and a syndication of banks (the “Credit Agreement”). This agreement replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires on June 7, 2013. The interest rate on the new facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread), as defined by the Credit Agreement. We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. We had $10.5 million of letters of credit and no borrowings outstanding, leaving $339.5 million available for borrowing at June 30, 2010.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15th and October 15th. We may redeem the senior notes in whole or in part, at a redemption price equal to the greater of 100% of the principal amount of the senior notes or the present value of the remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. Our revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2010.

We paid cash dividends on our common stock at the rate of $0.177 per share and $0.354 per share for the second quarter and first six months of 2010 and $0.153 per share and $0.306 per share for the same periods in 2009. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 11 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	changes in government regulations, including healthcare laws and regulations;

•	our ability to implement strategic initiatives;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to us;

•	our ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	dependence on suppliers;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	our ability to meet customer demand for additional value-added services;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	the availability of supplier incentives;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	our ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	our ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	the outcome of outstanding tax contingencies; and

•	our ability to manage reimbursements from Medicare, Medicaid, private healthcare insurers and individual customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). At June 30, 2010, accounts and notes receivable, net of allowances, were approximately $468 million, and DSO was 19.8 days, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof, of approximately $22 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $10.5 million in letters of credit under the revolving credit facility at June 30, 2010. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at June 30, 2010, in timely alerting them to material information relating to the company required to be included in the company’s periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2009. Through June 30, 2010, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factor entitled “Changes in the Healthcare Environment” set forth under Item 1A to Part I of our Form 10-K for the year ended December 31, 2009 has been revised and restated as follows:

Changes in the Healthcare Environment

O&M, our customers and our suppliers are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; consolidation of competitors, suppliers and customers; and the development of larger, more sophisticated purchasing groups. All of these changes place additional financial pressure on healthcare providers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and reductions in healthcare reimbursement practices, could have a material adverse effect on our results of operations.

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times from 2010 to 2018. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. The uncertainties surrounding the components of this legislation and the impact of its implementation on the healthcare industry may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, which would adversely affect our results of operations.

Item 6.	Exhibits

(a)	Exhibits

4.1	Form of Credit Agreement dated as of June 7, 2010 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as Borrowers, Owens & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndication of banks as specified on the signature pages thereof (incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated June 10, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date July 30, 2010	/s/ CRAIG R. SMITH
Craig R. Smith
President & Chief Executive Officer

Date July 30, 2010	/s/ JAMES L. BIERMAN
James L. Bierman
Senior Vice President & Chief Financial Officer

Date July 30, 2010	/s/ D. ANDREW EDWARDS
D. Andrew Edwards
Vice President, Controller & Chief Accounting Officer

Exhibits Filed with SEC

Exhibit #
4.1	Form of Credit Agreement dated as of June 7, 2010 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc., as Borrowers, Owens & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, N.A., as Syndication Agent, and a syndication of banks as specified on the signature pages thereof (incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated June 10, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.