Form 10-Q
period 2010-09-30
OWENS & MINOR INC/VA/
filed 2010-10-29
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 22, 2010, was 63,336,407 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue	$2,063,879	$2,034,792	$6,053,442	$5,997,200
Cost of revenue	1,866,157	1,830,450	5,473,050	5,411,526

Gross margin	197,722	204,342	580,392	585,674
Selling, general and administrative expenses	135,337	142,162	404,119	425,531
Depreciation and amortization	7,464	6,721	21,360	18,583
Other operating income, net	(392)	(1,233)	(1,713)	(3,958)

Operating earnings	55,313	56,692	156,626	145,518
Interest expense, net	3,758	3,202	10,562	9,834

Income from continuing operations before income taxes	51,555	53,490	146,064	135,684
Income tax provision	20,050	18,803	57,273	50,864

Income from continuing operations	31,505	34,687	88,791	84,820
Loss from discontinued operations, net of tax	—	—	—	(12,509)

Net income	$31,505	$34,687	$88,791	$72,311

Income (loss) per common share – basic:
Continuing operations	$0.50	$0.56	$1.41	$1.36
Discontinued operations	—	—	—	(0.20)

Net income per share – basic	$0.50	$0.56	$1.41	$1.16

Income (loss) per common share – diluted:
Continuing operations	$0.50	$0.55	$1.40	$1.35
Discontinued operations	—	—	—	(0.20)

Net income per share – diluted	$0.50	$0.55	$1.40	$1.15

Cash dividends per common share	$0.177	$0.153	$0.531	$0.459

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$145,070	$96,136
Accounts and notes receivable, net of allowances of $16,943 and $16,420	501,270	498,080
Merchandise inventories	733,296	689,889
Other current assets	49,412	57,962

Total current assets	1,429,048	1,342,067
Property and equipment, net of accumulated depreciation of $85,483 and $76,574	93,714	84,965
Goodwill, net	247,271	247,271
Intangible assets, net	25,585	27,809
Other assets, net	45,721	44,976

Total assets	$1,841,339	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$586,285	$546,989
Accrued payroll and related liabilities	14,240	34,885
Deferred income taxes	38,373	25,784
Other accrued liabilities	101,405	90,519
Current liabilities of discontinued operations	461	1,939

Total current liabilities	740,764	700,116
Long-term debt, excluding current portion	208,576	208,418
Deferred income taxes	9,140	8,947
Other liabilities	45,772	60,428

Total liabilities	1,004,252	977,909

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 63,459 shares and 62,870 shares	126,918	83,827
Paid-in capital	162,806	193,905
Retained earnings	559,701	504,480
Accumulated other comprehensive loss	(12,338)	(13,033)

Total shareholders’ equity	837,087	769,179

Total liabilities and shareholders’ equity	$1,841,339	$1,747,088

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Operating activities:
Net income	$88,791	$72,311
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	12,509
Depreciation and amortization	21,360	18,583
Provision for LIFO reserve	8,433	4,940
Share-based compensation expense	5,452	5,860
Provision for losses on accounts and notes receivable	1,673	3,387
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,863)	8,427
Merchandise inventories	(51,840)	(5,330)
Accounts payable	147,596	48,485
Net change in other assets and liabilities	(5,685)	(6,934)
Other, net	3,574	(778)

Cash provided by operating activities of continuing operations	214,491	161,460

Investing activities:
Additions to property and equipment	(19,884)	(14,123)
Additions to computer software	(7,194)	(9,311)
Acquisitions of intangible assets	(55)	—
Cash received related to acquisition of business	—	6,994
Proceeds from sale of property and equipment	2,422	2,398

Cash used for investing activities of continuing operations	(24,711)	(14,042)

Financing activities:
Payments on revolving credit facility	—	(301,964)
Borrowings on revolving credit facility	—	151,386
Decrease in drafts payable	(108,300)	(12,582)
Cash dividends paid	(33,520)	(28,755)
Proceeds from exercise of stock options	5,736	5,228
Excess tax benefits related to share-based compensation	1,815	2,306
Other, net	(5,099)	(1,604)

Cash used for financing activities of continuing operations	(139,368)	(185,985)

Discontinued operations:
Operating cash flows	(1,478)	10,612
Investing cash flows	—	63,000

Net cash (used for) provided by discontinued operations	(1,478)	73,612

Net increase in cash and cash equivalents	48,934	35,045
Cash and cash equivalents at beginning of period	96,136	7,886

Cash and cash equivalents at end of period	$145,070	$42,931

Supplemental disclosure of cash flow information:
Income taxes paid, net	$41,102	$42,993
Interest paid	$6,618	$6,694

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements Of Changes In Shareholders’ Equity

(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2008	62,162	$82,881	$180,074	$438,192	$(12,096)	$689,051

Net income				72,311		72,311
Other comprehensive income (loss):
Retirement benefit plan adjustments, net of $295 tax expense					460	460
Cash flow hedge activity, net of $24 tax benefit					(38)	(38)

Comprehensive income						72,733

Cash dividends declared ($0.459) per share)				(28,768)		(28,768)
Share-based compensation expense, exercises and other	678	905	11,581			12,486

Balance September 30, 2009	62,840	$83,786	$191,655	$481,735	$(11,674)	$745,502

Balance December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$769,179

Net income				88,791		88,791
Other comprehensive income (loss):
Retirement benefit plan adjustments, net of $468 tax expense					732	732
Cash flow hedge activity, net of $24 tax benefit					(37)	(37)

Comprehensive income						89,486

Stock split (three-for-two)		42,126	(42,126)			—
Cash dividends declared ($0.531 per share)				(33,570)		(33,570)
Share-based compensation expense, exercises and other	589	965	11,027			11,992

Balance September 30, 2010	63,459	$126,918	$162,806	$559,701	$(12,338)	$837,087

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us or our) as of September 30, 2010, and December 31, 2009, and the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated cash flows and changes in shareholders’ equity for the nine months ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Property held for sale is reported at the lower of carrying value or estimated fair value less selling costs, with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $8.9 million at September 30, 2010, and $11.5 million at December 31, 2009, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at September 30, 2010, and December 31, 2009, are as follows:

	Customer Relationships	Other Intangibles	Total
At September 30, 2010:
Gross intangible assets	$31,300	$4,670	$35,970
Accumulated amortization	(6,739)	(3,646)	(10,385)

Net intangible assets	$24,561	$1,024	$25,585

At December 31, 2009:
Gross intangible assets	$31,300	$4,631	$35,931
Accumulated amortization	(5,187)	(2,935)	(8,122)

Net intangible assets	$26,113	$1,696	$27,809

Amortization expense for intangible assets was $0.8 million and $0.9 million for the three months ended September 30, 2010 and 2009, and $2.3 million and $2.2 million for the nine months ended September 30, 2010 and 2009.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: remainder of 2010 – $0.8 million; 2011 – $2.8 million; 2012 – $2.1 million; 2013 – $2.1 million, 2014 – $2.1 million and 2015 – $2.1 million.

4.	Retirement Plans

The components of net periodic pension cost of our retirement plans for the three and nine months ended September 30, 2010 and 2009, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$330	$301	$989	$905
Interest cost	869	871	2,607	2,612
Expected return on plan assets	(59)	(459)	(176)	(1,376)
Amortization of prior service cost	70	39	210	117
Recognized net actuarial loss	330	214	990	639

Net periodic pension cost	$1,540	$966	$4,620	$2,897

During the first nine months of 2010, we contributed $8.3 million to the defined benefit pension plan in conjunction with a plan of termination approved by our Board of Directors in December 2009. Additional contributions may be required in late 2010 or early 2011 to complete final termination. We estimate that additional contributions will not exceed $1 million.

5.	Debt

We have $200 million of senior notes outstanding, which mature in April 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value of the Senior Notes was $204.0 million and $196.3 million, and the related carrying amount was $205.0 million and $205.7 million at September 30, 2010, and December 31, 2009.

On June 7, 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A and a syndication of banks (the “Credit Agreement”). This agreement replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires on June 7, 2013. Under the new facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread), as defined by the Credit Agreement. We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2010, we had $10.5 million of letters of credit and no borrowings outstanding, leaving $339.5 million available for borrowing.

6.	Income Taxes

The provision for income taxes was $20.1 million and $57.3 million for the third quarter and first nine months of 2010, compared to $18.8 million and $50.9 million for the comparable periods in 2009. The effective tax rate was 38.9% and 39.2% for the third quarter and first nine months of 2010, compared to 35.2% and 37.5% for the same periods of 2009. The lower effective tax rates in the 2009 periods are primarily the results of recognizing tax benefits totaling approximately $1.7 million due to the conclusion of audits by the Internal Revenue Service (IRS) of the company’s 2007 and 2006 income tax returns in the third quarter of 2009.

7.	Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the three and nine months ended September 30, 2010 and 2009:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations	$31,505	$34,687	$88,791	$84,820
Less: income allocated to unvested restricted shares	(350)	(372)	(989)	(917)

Income from continuing operations attributable to common shareholders – basic	31,155	34,315	87,802	83,903
Add: undistributed income attributable to unvested restricted shares – basic	195	236	492	523
Less: undistributed income reallocated to unvested restricted shares – diluted	(194)	(234)	(490)	(520)

Income from continuing operations attributable to common shareholders – diluted	$31,156	$34,317	$87,804	$83,906

Denominator:
Weighted average shares outstanding – basic	62,395	61,807	62,278	61,636
Dilutive shares – stock options	217	394	260	369

Weighted average shares outstanding – diluted	62,612	62,201	62,538	62,005

Income from continuing operations per share attributable to common shareholders:
Basic	$0.50	$0.56	$1.41	$1.36
Diluted	$0.50	$0.55	$1.40	$1.35

8.	Shareholders’ Equity

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

9.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $6.5 million as of September 30, 2010. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2010 – $0.2 million; 2011 – $2.4 million; 2012 – $1.0 million and 2013 – $2.9 million. None of these contingent obligations were accrued at September 30, 2010, as we do not consider any of them probable. We deferred the recognition of revenues that are contingent upon the company’s future performance under the terms of these contracts. As of September 30, 2010, $1.4 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

We also have contracts with performance targets that, if met, will result in additional fees. We recognize revenues for these contracts when the fees have been earned and are no longer subject to contingent obligations. These contracts have terms ranging from 12 to 36 months.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we may receive tax incentive payments of up to $1.05 million per quarter for all or some of the period beginning with the third quarter of 2007 and through final resolution of this matter. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, the variability in sales and company operations in California. We believe this matter may be resolved in 2011.

Prior to exiting the DTC business, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

10.	Discontinued Operations

In January 2009, we sold assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc. for $63.0 million in cash and recognized a gain on sale of $3.2 million. The following table provides summary financial information for the DTC business for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	$—	$264	$—	$(19,757)
Income tax benefit (expense)	—	(264)	—	7,248

Loss from discontinued operations	$—	$—	$—	$(12,509)

We incurred charges associated with exiting the DTC business during the three and nine months ended September 30, 2009. These charges were related to the valuation of accounts receivable, as we entered into an agreement with a third party during the first quarter of 2009 to pursue the collection of remaining accounts receivable; losses on the disposal of other remaining assets; costs associated with leased facilities; and payroll costs, including severance.

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

For the three months ended September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$2,063,696	$183	$—	$2,063,879
Cost of revenue	—	1,866,135	22	—	1,866,157

Gross margin	—	197,561	161	—	197,722
Selling, general and administrative expenses	118	134,827	392	—	135,337
Depreciation and amortization	—	7,463	1	—	7,464
Other operating income, net	—	(392)	—	—	(392)

Operating earnings (loss)	(118)	55,663	(232)	—	55,313
Interest expense, net	2,195	1,545	18	—	3,758

Income (loss) from continuing operations before income taxes	(2,313)	54,118	(250)	—	51,555
Income tax provision (benefit)	(900)	21,048	(98)	—	20,050
Equity in earnings of subsidiaries	32,918	—	—	(32,918)	—

Income (loss) from continuing operations	31,505	33,070	(152)	(32,918)	31,505
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$31,505	$33,070	$(152)	$(32,918)	$31,505

For the three months ended September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$2,034,626	$166	$—	$2,034,792
Cost of revenue	—	1,830,418	32	—	1,830,450

Gross margin	—	204,208	134	—	204,342
Selling, general and administrative expenses	174	141,673	315	—	142,162
Depreciation and amortization	—	6,720	1	—	6,721
Other operating income, net	—	(1,228)	(5)	—	(1,233)

Operating earnings (loss)	(174)	57,043	(177)	—	56,692
Interest (income) expense, net	(1,449)	4,629	22	—	3,202

Income (loss) from continuing operations before income taxes	1,275	52,414	(199)	—	53,490
Income tax provision (benefit)	336	18,538	(71)	—	18,803
Equity in earnings of subsidiaries	33,748	—	—	(33,748)	—

Income (loss) from continuing operations	34,687	33,876	(128)	(33,748)	34,687
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$34,687	$33,876	$(128)	$(33,748)	$34,687

For the nine months ended September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$6,052,442	$1,000	$—	$6,053,442
Cost of revenue	—	5,472,983	67	—	5,473,050

Gross margin	—	579,459	933	—	580,392
Selling, general and administrative expenses	314	402,431	1,374	—	404,119
Depreciation and amortization	—	21,357	3	—	21,360
Other operating income, net	—	(1,713)	—	—	(1,713)

Operating earnings (loss)	(314)	157,384	(444)	—	156,626
Interest expense, net	6,254	4,255	53	—	10,562

Income (loss) from continuing operations before income taxes	(6,568)	153,129	(497)	—	146,064
Income tax provision (benefit)	(2,575)	60,043	(195)	—	57,273
Equity in earnings of subsidiaries	92,784	—	—	(92,784)	—

Income (loss) from continuing operations	88,791	93,086	(302)	(92,784)	88,791
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$88,791	$93,086	$(302)	$(92,784)	$88,791

For the nine months ended September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Revenue	$—	$5,996,619	$581	$—	$5,997,200
Cost of revenue	—	5,411,496	30	—	5,411,526

Gross margin	—	585,123	551	—	585,674
Selling, general and administrative expenses	941	423,894	696	—	425,531
Depreciation and amortization	—	18,552	31	—	18,583
Other operating (income) expense, net	—	(4,078)	120	—	(3,958)

Operating earnings (loss)	(941)	146,755	(296)	—	145,518
Interest (income) expense, net	(9,914)	19,658	90	—	9,834

Income (loss) from continuing operations before income taxes	8,973	127,097	(386)	—	135,684
Income tax provision (benefit)	3,376	47,633	(145)	—	50,864
Equity in earnings of subsidiaries	66,714	—	—	(66,714)	—

Income (loss) from continuing operations	72,311	79,464	(241)	(66,714)	84,820
Loss from discontinued operations, net of tax	—	—	(12,509)	—	(12,509)

Net income (loss)	$72,311	$79,464	$(12,750)	$(66,714)	$72,311

Condensed Consolidating Financial Information

September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$133,204	$11,866	$—	$—	$145,070
Accounts and notes receivable, net	—	501,270	—	—	501,270
Merchandise inventories	—	733,296	—	—	733,296
Other current assets	234	49,178	—	—	49,412

Total current assets	133,438	1,295,610	—	—	1,429,048
Property and equipment, net	—	93,710	4	—	93,714
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	25,585	—	—	25,585
Due from O&M and subsidiaries	—	60,527	41,949	(102,476)	—
Advances to and investments in consolidated subsidiaries	1,018,885	—	—	(1,018,885)	—
Other assets, net	1,497	44,224	—	—	45,721

Total assets	$1,153,820	$1,766,927	$41,953	$(1,121,361)	$1,841,339

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$586,282	$3	$—	$586,285
Accrued payroll and related liabilities	—	14,230	10	—	14,240
Other accrued liabilities and deferred income taxes	9,248	130,062	468	—	139,778
Current liabilities of discontinued operations	—	—	461	—	461

Total current liabilities	9,248	730,574	942	—	740,764
Long-term debt, excluding current portion	205,009	3,567	—	—	208,576
Intercompany debt	—	138,890	—	(138,890)	—
Due to O&M and subsidiaries	102,476	—	—	(102,476)	—
Other liabilities and deferred income taxes	—	54,912	—	—	54,912

Total liabilities	316,733	927,943	942	(241,366)	1,004,252

Shareholders’ equity
Common stock	126,918	—	1,500	(1,500)	126,918
Paid-in capital	162,806	242,024	62,814	(304,838)	162,806
Retained earnings (deficit)	559,701	609,574	(23,303)	(586,271)	559,701
Accumulated other comprehensive loss	(12,338)	(12,614)	—	12,614	(12,338)

Total shareholders’ equity	837,087	838,984	41,011	(879,995)	837,087

Total liabilities and shareholders’ equity	$1,153,820	$1,766,927	$41,953	$(1,121,361)	$1,841,339

Condensed Consolidating Financial Information

December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$92,088	$3,765	$283	$—	$96,136
Accounts and notes receivable, net	—	498,080	—	—	498,080
Merchandise inventories	—	689,889	—	—	689,889
Other current assets	136	57,824	2	—	57,962

Total current assets	92,224	1,249,558	285	—	1,342,067
Property and equipment, net	—	84,960	5	—	84,965
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	27,809	—	—	27,809
Due from O&M and subsidiaries	—	—	43,380	(43,380)	—
Advances to and investments in consolidated subsidiaries	925,370	—	—	(925,370)	—
Other assets, net	1,633	43,341	2	—	44,976

Total assets	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$546,984	$5	$—	$546,989
Accrued payroll and related liabilities	—	34,870	15	—	34,885
Other accrued liabilities and deferred income taxes	5,684	110,217	402	—	116,303
Current liabilities of discontinued operations	—	—	1,939	—	1,939

Total current liabilities	5,684	692,071	2,361	—	700,116
Long-term debt, excluding current portion	205,682	2,736	—	—	208,418
Intercompany debt	—	138,890	—	(138,890)	—
Due to O&M and subsidiaries	38,682	4,698	—	(43,380)	—
Other liabilities and deferred income taxes	—	69,375	—	—	69,375

Total liabilities	250,048	907,770	2,361	(182,270)	977,909

Shareholders’ equity
Common stock	83,827	—	1,500	(1,500)	83,827
Paid-in capital	193,905	242,024	62,814	(304,838)	193,905
Retained earnings (deficit)	504,480	516,491	(23,003)	(493,488)	504,480
Accumulated other comprehensive loss	(13,033)	(13,346)	—	13,346	(13,033)

Total shareholders’ equity	769,179	745,169	41,311	(786,480)	769,179

Total liabilities and shareholders’ equity	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Condensed Consolidating Financial Information

For the nine months ended September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$88,791	$93,086	$(302)	$(92,784)	$88,791
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	—	21,357	3	—	21,360
Provision for LIFO reserve	—	8,433	—	—	8,433
Share-based compensation expense	—	5,452	—	—	5,452
Provision for losses on accounts and notes receivable	—	1,673	—	—	1,673
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(4,863)	—	—	(4,863)
Merchandise inventories	—	(51,840)	—	—	(51,840)
Accounts payable	—	147,598	(2)	—	147,596
Net change in other assets and liabilities	2,880	(8,628)	63	—	(5,685)
Other, net	(1,073)	4,646	1	—	3,574

Cash provided by (used for) operating activities	90,598	216,914	(237)	(92,784)	214,491

Investing activities:
Additions to property and equipment	—	(19,882)	(2)	—	(19,884)
Additions to computer software	—	(7,194)	—	—	(7,194)
Acquisition of intangible assets	—	(55)	—	—	(55)
Proceeds from sale of property and equipment	—	2,422	—	—	2,422

Cash used for investing activities	—	(24,709)	(2)	—	(24,711)

Financing activities:
Change in intercompany advances	(23,513)	(70,705)	1,434	92,784	—
Decrease in drafts payable	—	(108,300)	—	—	(108,300)
Cash dividends paid	(33,520)	—	—	—	(33,520)
Proceeds from exercise of stock options	5,736	—	—	—	5,736
Excess tax benefits related to share-based compensation	1,815	—	—	—	1,815
Other, net	—	(5,099)	—	—	(5,099)

Cash provided by (used for) financing activities	(49,482)	(184,104)	1,434	92,784	(139,368)

Discontinued operations:
Operating cash flows	—	—	(1,478)	—	(1,478)

Net cash used for discontinued operations	—	—	(1,478)	—	(1,478)

Net increase (decrease) in cash and cash equivalents	41,116	8,101	(283)	—	48,934
Cash and cash equivalents at beginning of period	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of period	$133,204	$11,866	$—	$—	$145,070

Condensed Consolidating Financial Information

For the nine months ended September 30, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$72,311	$79,464	$(12,750)	$(66,714)	$72,311
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	—	12,509	—	12,509
Provision for LIFO reserve	—	4,940	—	—	4,940
Depreciation and amortization	—	18,552	31	—	18,583
Share-based compensation expense	—	5,860	—	—	5,860
Provision for losses on accounts and notes receivable	—	3,335	52	—	3,387
Changes in operating assets and liabilities:
Accounts and notes receivable	—	8,463	(36)	—	8,427
Merchandise inventories	—	(5,340)	10	—	(5,330)
Accounts payable	—	48,536	(51)	—	48,485
Net change in other assets and liabilities	3,506	(10,443)	3	—	(6,934)
Other, net	(998)	220	—	—	(778)

Cash provided by (used for) operating activities	74,819	153,587	(232)	(66,714)	161,460

Investing activities:
Additions to property and equipment	—	(14,116)	(7)	—	(14,123)
Additions to computer software	—	(9,429)	118	—	(9,311)
Proceeds from sale of property and equipment	—	2,398	—	—	2,398
Cash received related to acquisition of business	—	6,994	—	—	6,994

Cash (used for) provided by investing activities	—	(14,153)	111	—	(14,042)

Financing activities:
Change in intercompany advances	(21,739)	29,225	(74,200)	66,714	—
Payments on revolving credit facility	—	(301,964)	—	—	(301,964)
Borrowings on revolving credit facility	—	151,386	—	—	151,386
Decrease in drafts payable	—	(12,582)	—	—	(12,582)
Cash dividends paid	(28,755)	—	—	—	(28,755)
Proceeds from exercise of stock options	5,228	—	—	—	5,228
Excess tax benefits related to share-based compensation	2,306	—	—	—	2,306
Other, net	—	(1,604)	—	—	(1,604)

Cash used for financing activities	(42,960)	(135,539)	(74,200)	66,714	(185,985)

Discontinued operations:
Operating cash flows	—	—	10,612	—	10,612
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	73,612	—	73,612

Net increase (decrease) in cash and cash equivalents	31,859	3,895	(709)	—	35,045
Cash and cash equivalents at beginning of period	5,888	947	1,051	—	7,886

Cash and cash equivalents at end of period	$37,747	$4,842	$342	$—	$42,931

12.	Recent Accounting Pronouncements

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

In July 2010, FASB issued an ASU requiring increased disclosures related to financing receivables. We will adopt this guidance when it becomes effective in the fourth quarter of 2010. We do not expect that the adoption of this guidance will have an impact on our financial statements.

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

Results of Operations

Third quarter and first nine months of 2010 compared with 2009

Overview. Operating earnings were $55.3 million for the third quarter of 2010, a decrease of 2.4% from $56.7 million for the third quarter of 2009. For the first nine months of 2010, operating earnings were $156.6 million, an increase of 7.6% from $145.5 million for the first nine months of 2009. Net income decreased to $31.5 million for the third quarter of 2010, compared with $34.7 million for the third quarter of 2009, and increased to $88.8 million for the first nine months of 2010, compared with $72.3 million in the same period of 2009. Income from continuing operations per diluted common share was $0.50 for the third quarter of 2010, a decrease from $0.55 for the same period of 2009. Income from continuing operations per diluted common share was $1.40 for the first nine months of 2010, an increase from $1.35 in the same period of 2009.

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

Financial Highlights. The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross margin	9.58%	10.04%	9.59%	9.77%
Selling, general and administrative expense	6.56%	6.99%	6.68%	7.10%
Operating earnings	2.68%	2.79%	2.59%	2.43%
Income from continuing operations	1.53%	1.70%	1.47%	1.41%

Revenue. Revenue increased to $2.06 billion for the third quarter of 2010 from $2.03 billion for the third quarter of 2009. The increase in revenue resulted from greater sales of products and services to existing customers of $46 million (a growth rate of 2.5%) and to new customers of $65 million, totaling $111 million, which were partially offset by a decrease in sales to lost customers of $82 million.

Revenue increased to $6.05 billion for the first nine months of 2010 from $6.00 billion for the comparable period in 2009. The increase in revenue for this period was due to greater sales of products and services to existing customers of $149 million (a growth rate of 2.8%) and to new customers of $167 million, totaling $316 million, which were partially offset by a decrease in sales to lost customers of $260 million.

We believe that revenue growth for the third quarter and first nine months of 2010 was adversely impacted by unfavorable economic conditions and the related effect on hospital utilization trends.

Gross margin. Gross margin as a percentage of revenue decreased 46 basis points for the third quarter of 2010 compared to the third quarter of 2009. Gross margin dollars decreased 3.2% to $197.7 million for the third quarter of 2010 from $204.3 million for the third quarter of 2009. Gross margin in the third quarter of 2009 benefitted from the positive impact of supplier price changes, which resulted in an $11.5 million credit in our provision for last-in, first-out (LIFO) inventory valuation, as well as the recognition of previously deferred revenue of $1.6 million resulting from the achievement of performance targets related to customer contracts. The resulting decreases in gross margin dollars in the third quarter of 2010 were partially offset by an increase in gross margin dollars from greater sales to customers and from supplier incentives.

Gross margin as a percentage of revenue decreased 18 basis points for the first nine months of 2010 compared to the same period in 2009. Gross margin dollars decreased $5.3 million to $580.4 million for the first nine months of 2010 from $585.7 million for the same period of 2009. The decrease was primarily due to a higher LIFO provision of $3.5 million, resulting from greater supplier price increases, and a reduction in gross margin dollars from our acute-care distribution customers (lower percentage margin partially offset by the impact of higher revenue). The decrease was partially offset by revenue from our third-party logistics business in the first nine months of 2010.

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been 14 basis points greater for the first nine months of 2010 and 8 basis points greater for the first nine months of 2009.

Selling, general and administrative (SG&A) expenses. SG&A expenses decreased 4.8% to $135.3 million for the third quarter of 2010, compared with $142.2 million for the third quarter of 2009. SG&A expenses decreased $3.1 million for labor costs, including incentive compensation expense, $3.0 million for information technology outsourcing and consulting primarily related to technology infrastructure enhancements, and $0.9 million in Burrows acquisition transition-related expenses. These decreases in SG&A expenses were partially offset by an increase of $1.1 million for costs incurred relating to providing third-party logistics services.

SG&A expenses decreased 5.0% to $404.1 million for the first nine months of 2010, compared with $425.5 million for the first nine months of last year. SG&A expenses decreased $9.6 million for labor costs, including incentive compensation expense, $6.9 million for information technology outsourcing and consulting related to technology infrastructure enhancements, $2.0 million for delivery costs and $1.7 million resulting from a lower provision for losses on accounts and notes receivable. Additionally, SG&A expenses in the first nine months of 2009 included $4.2 million in Burrows acquisition transition-related expenses. These decreases in SG&A expenses were partially offset by increases of $3.7 million for costs incurred related to our third-party logistics business. The decrease in incentive compensation expense for the third quarter and first nine months of 2010 compared with last year reflects estimated lower achievement of annual performance targets.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million for the third quarter and $2.8 million for the first nine months of 2010 compared with the same periods of 2009. These increases were primarily due to amortization of computer software related to technology infrastructure enhancements, technology for our third-party logistics business, and distribution center voice-pick technology, as well as amortization of leasehold improvements for our third-party logistics business and relocated distribution centers.

Other operating income, net. Other operating income, net, was $0.4 million and $1.2 million for the third quarter of 2010 and 2009, including finance charge income of $0.6 million and $1.3 million. Other operating income, net was $1.7 million and $4.0 million for the first nine months of 2010 and 2009, including finance charge income of $1.6 million and $3.8 million.

Operating earnings. Operating earnings decreased in the third quarter of 2010 by 2.4% to $55.3 million compared with $56.7 million in 2009, and increased in the first nine months of 2010 by 7.6% to $156.6 million compared with $145.5 million in 2009. The decrease in operating earnings in the third quarter was primarily due to a decrease in gross margin, partially offset by a decrease in SG&A expenses. The increase in operating earnings in the first nine months was primarily driven by lower SG&A expenses partially offset by lower gross margin and higher depreciation and amortization.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.8 million for the third quarter of 2010 and $10.6 million for the first nine months of 2010, increased from $3.2 million and $9.8 million for the comparable periods in 2009. Our effective interest rate was 6.7% on average borrowings of $209.6 million for the first nine months of 2010, compared to 6.0% on average borrowings of $220.0 million for the same period in 2009.

Income taxes. The provision for income taxes was $20.1 million and $57.3 million for the third quarter and first nine months of 2010, compared to $18.8 million and $50.9 million for the comparable periods in 2009. The effective tax rate was 38.9% and 39.2% for the third quarter and first nine months of 2010 compared to 35.2% and 37.5% for the same periods of 2009. The lower effective tax rates in the 2009 periods are primarily the results of recognizing tax benefits totaling approximately $1.7 million from the conclusion of audits by the Internal Revenue Service (IRS) of our 2007 and 2006 income tax returns in the third quarter of 2009.

Income from continuing operations. Income from continuing operations decreased to $31.5 million for the third quarter of 2010 from $34.7 million for the comparable period of 2009, primarily due to a decrease in operating earnings and an increase in income tax expense. Income from continuing operations increased to $88.8 million for the first nine months of 2010 from $84.8 million for the comparable period of 2009. This increase is primarily attributable to an increase in operating earnings, partially offset by an increase in income tax expense.

Loss from discontinued operations, net of tax. There was no income or loss from discontinued operations for the third quarters of 2010 and 2009 or for the first nine months of 2010. Loss from discontinued operations, net of tax, for the first nine months of 2009 was $12.5 million, due to pre-tax charges associated with exiting the DTC business related to valuation of accounts receivable; losses on the disposal of remaining assets; costs associated with leased facilities; and payroll costs, including severance.

Financial Condition, Liquidity and Capital Resources

The following table presents highlights from our consolidated statements of cash flows:

(Dollars in millions)

For the nine months ended September 30,	2010	2009
Net cash provided by (used for) – continuing operations:
Operating activities	$214.5	$161.5
Investing activities	$(24.7)	$(14.0)
Financing activities	$(139.4)	$(186.0)
Net cash (used for) provided by discontinued operations	$(1.5)	$73.6

Financial condition. Accounts and notes receivable, net of allowances, increased 0.6% to $501.3 million at September 30, 2010, from $498.1 million at December 31, 2009 due to increased sales. Accounts receivable days outstanding (DSO), based on three months’ sales, were 21.3 days at September 30, 2010, and 21.4 days at December 31, 2009.

Merchandise inventories increased to $733.3 million at September 30, 2010, from $689.9 million at December 31, 2009. The increase was primarily due to changes in volume, including inventory buildup for new customers and normal fluctuations between periods. Average inventory turnover was 10.2 for the third quarter of 2010, 10.6 for the fourth quarter of 2009, and 10.5 for the third quarter of 2009, based on three months’ sales.

Liquidity and capital expenditures. In the first nine months of 2010, cash and cash equivalents increased by $48.9 million to $145.1 million at September 30, 2010. We generated cash from continuing operating activities of $214.5 million, compared to $161.5 million in the first nine months of 2009. Cash from continuing operating activities in the first nine months of 2010 and 2009 was positively affected by operating earnings and increases in accounts payable, partially offset by higher inventories. During the first nine months of 2010, we contributed $8.3 million to our defined benefit pension plan in conjunction with a plan of termination approved by the Board of Directors in December 2009. Additional contributions may be required in late 2010 or early 2011 to complete final termination. We estimate that additional contributions will not exceed $1 million.

Cash used for investing activities increased to $24.7 million in the first nine months of 2010 from $14.0 million in the same period of 2009. Capital expenditures were $27.1 million in the first nine months of 2010, compared to $23.4 million in the same period of 2009, primarily related to our strategic and operational efficiency initiatives, such as investments in leasehold improvements for our third party logistics business and relocated or expanded distribution centers and investments in voice-pick and customer-facing technology. Cash used for investing activities for the first nine months of 2009 included the receipt of a $7.0 million purchase price adjustment related to the Burrows acquisition.

Cash used for financing activities in the first nine months of 2010 was $139.4 million, compared to $186.0 million used in the comparable period of 2009. During the first nine months of 2010, cash from continuing operations was used to reduce drafts payable by $108.3 million, to pay dividends of $33.5 million and to pay financing costs of $2.8 million. In the first nine months of 2009, cash from continuing operations and discontinued operations, along with $63.0 million of proceeds from the sale of the DTC business, was used to reduce our net borrowings under the revolving credit facility by $150.6 million. Dividends of $28.8 million were paid during the first nine months of 2009.

Cash used by operating activities of discontinued operations was $1.5 million for the first nine months of 2010, primarily related to lease payments, compared with $10.6 million cash received in the first nine months of 2009, which primarily related to the collection of accounts receivable, partially offset by the payment of costs associated with exiting the DTC business.

Capital Resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 7, 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A and a syndication of banks (the “Credit Agreement”). This agreement replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires on June 7, 2013. The interest rate on the new facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread), as defined by the Credit Agreement. We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. We had $10.5 million of letters of credit and no borrowings outstanding at September 30, 2010, leaving $339.5 million available for borrowing at that date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15th and October 15th. We may redeem the senior notes in whole or in part, at a redemption price equal to the greater of 100% of the principal amount of the senior notes or the present value of the remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. Our revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2010.

We paid cash dividends on our common stock at the rate of $0.177 per share and $0.531 per share for the third quarter and first nine months of 2010 and $0.153 per share and $0.459 per share for the same periods in 2009. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	our ability to implement strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to us;

•	our ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	changes in government regulations, including healthcare laws and regulations;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	our ability to meet customer demand for additional value-added services;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	our ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	our ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and

•	the outcome of outstanding tax contingencies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). At September 30, 2010, accounts and notes receivable, net of allowances, were approximately $501 million, and DSO was 21.3 days, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof, of approximately $22 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $10.5 million in letters of credit under the revolving credit facility at September 30, 2010. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

The company carried out an evaluation, with the participation of the company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective at September 30, 2010. There has been no change in the company’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2009. Through September 30, 2010, there have been no material developments in any legal proceedings reported in such Annual Report.

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

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times from 2010 to 2018. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. The uncertainties surrounding the components of this legislation and the impact of its implementation on the healthcare industry may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, which could adversely affect our results of operations.

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated October 26, 2010.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date October 29, 2010	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date October 29, 2010	/s/ James L. Bierman
James L. Bierman
Senior Vice President & Chief Financial Officer

Date October 29, 2010	/s/ D. Andrew Edwards
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