Form 10-K
period 2010-12-31
OWENS & MINOR INC/VA/
filed 2011-02-25
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,797,441,907 as of June 30, 2010.

The number of shares of the Company’s common stock outstanding as of February 18, 2011 was 63,456,598 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders to be held on April 29, 2011, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers, located on page 8 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

The Company

Owens & Minor, Inc. and subsidiaries (we, us, or our) is a Fortune 500 company providing distribution, third-party logistics, and other supply-chain management services to healthcare providers and suppliers of medical and surgical products, and is a leading national distributor of medical and surgical supplies to the acute-care market. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Our core service consists of the distribution of finished medical and surgical products procured from over 1,200 suppliers to approximately 4,400 healthcare providers from 52 distribution and service centers nationwide. We also perform distribution and inventory management services on an outsourced basis from facilities that are owned by customers. In serving our healthcare customers, including acute-care and alternate-site providers and healthcare products suppliers (suppliers), we also provide a range of data analysis tools and outsourced resource management and consulting services, such as inventory, supply spending and contract management, as well as low-unit-of measure shipments and tailored deliveries. We also provide third-party logistics services for the manufacturers and suppliers of healthcare and life-science products.

We typically provide supply-chain management services, including distribution services, under contractual arrangements with healthcare providers such as hospitals, hospital-based systems, and alternate-site providers. Most of our revenue is derived from the distribution of consumable medical and surgical goods to healthcare providers. In addition, when providing consulting and outsourcing services to the healthcare market, we enter into fee-based service contracts of varying lengths and terms with customers.

Our company was founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company. Since 1992, when we sold the wholesale drug division, we have been focused on medical and surgical supply distribution and other supply-chain management services. We have significantly expanded and strengthened our national presence through internal growth and acquisitions. Additional information regarding recent acquisition activity is included in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K.

The Healthcare Supply Distribution Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers which include hospitals, hospital-based systems and alternate-site providers. Distributors contract with healthcare providers, including integrated healthcare networks (IHNs), directly and through group purchasing organizations (GPOs) that negotiate distribution contracts on behalf of their members. Distributors also serve suppliers by selling and distributing suppliers’ healthcare products, including supplies used in medical treatment and surgical procedures.

The healthcare industry continues to grow as a percentage of the United States’ gross domestic product, as a result of an aging population that consumes an increasing amount of healthcare services. The healthcare distribution industry is also growing as demand increases from healthcare providers and suppliers focused on improving the management of their supply-chain operations. Healthcare providers rely on strategic relationships with national medical and surgical supply distributors to perform traditional warehousing and delivery functions, as well as to efficiently manage their entire supply chain. Suppliers also turn to distributors for supply-chain management expertise and services.

Consolidation trends in the overall healthcare market, including IHN acquisitions of physicians’ practices and ambulatory surgery centers, have led to the creation of larger and more sophisticated healthcare providers, which increasingly seek methods to lower the total cost of delivering healthcare services. These healthcare providers face a variety of financial challenges, including the cost of purchasing, receiving, storing and tracking medical and surgical supplies. These trends have driven significant consolidation within the healthcare supply distribution industry due to the competitive advantages enjoyed by larger distributors, which include, among other things, the ability to serve customers in widespread geographical locations, buy inventory in large volume, and develop technology platforms and decision support systems. Distributors have also developed services to help reduce supply-chain costs for both healthcare providers and suppliers by streamlining the supply chain through more effective inventory, supply spending and contract management.

The Healthcare Supply Distribution Business Model

Through our healthcare provider distribution business, we purchase a large volume of medical and surgical products from suppliers, store these items at our distribution centers, and provide delivery of these products and related services to our healthcare provider customers. In addition, we have a third-party logistics offering for suppliers that is branded as OM Healthcare Logistics (OM HCL). OM HCL offers flexible warehousing and distribution services and business process outsourcing services to suppliers, enabling them to take advantage of our advanced supply-chain management expertise and significant presence in the healthcare industry.

In serving the healthcare industry, we also provide outsourced resource management and consulting services, which make use of our proprietary supply-chain management programs and technologies. Our OMSolutionsSM team provides, to acute-care providers, fee-based consulting and outsourcing services designed to improve the provider supply chain through better management of inventory, supply spending and related data.

We have 52 distribution centers located throughout the continental United States; three of these are integrated service centers primarily serving the needs of specific healthcare systems and two others are dedicated to OM HCL’s third-party logistics services. Our distribution centers generally serve hospitals and other customers within a 200-mile radius, delivering most customer orders with a fleet of leased trucks. Almost all of our delivery personnel are our employees, thereby ensuring the consistency of customer service. Contract carriers and parcel services are used in situations where they are more cost-effective and timely, including for OM HCL. We customize our product pallets, truckloads and delivery schedules according to customers’ needs, to increase their efficiency in receiving and storing the product. Sales, logistics, credit management and operations teammates are located at or near distribution centers to manage service to customers. In certain of our distribution centers, we utilize automation equipment in low-unit-of-measure picking modules, and we have deployed voice-pick technology company-wide to improve speed and accuracy in certain warehousing processes.

Our supply-chain management offering is supported by a significant investment in information technology infrastructure and services. We use a variety of software and information technology systems to support our business needs and efficiently manage our business growth, including warehouse management systems, customer service functions, and demand forecasting programs. We employ a number of customer-facing technology solutions, including OMDirectSM, an Internet-based product catalog and direct ordering system that facilitates commerce with customers and suppliers.

Products & Services

We offer customers a broad portfolio of products and services. Distribution of medical and surgical supplies to healthcare providers, including our MediChoice® private label product line, accounts for over 95% of our revenues. Additional services include logistics, supplier management, analytics inventory management, outsourced resource management, clinical supply management and business process consulting. Examples of our service offerings include the following:

•	PANDAC® is an operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory. We provide detailed analysis and ongoing reporting which enables customers to decrease redundancy and obsolescence and increase inventory turns, which in turn reduces investment in these high-cost products.

•

SurgiTrack® is a customizable surgical supply service that includes the assembly and delivery of surgical supplies in procedure-based totes, based on a healthcare provider’s surgical schedule. The SurgiTrack program also provides in-depth analysis designed to enable healthcare providers to standardize products used in procedures, reduce inventory and streamline workflow.

•

OMSolutions is a supply-chain consulting, customer technology and resource management service offering. OMSolutions implements customized healthcare supply-chain solutions through the integration of people, processes and technologies. Services offered by OMSolutions decrease supply-chain costs while increasing operating efficiency. For example, OMSolutions provides consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutions services are in-depth value analysis and cost management, cost reduction through the management of purchased services, receiving and storeroom redesign, conducting physical inventories, and configuration of automatic inventory replenishment systems. Additional services offered by OMSolutions are WISDOM GoldSM, Clinical Supply SolutionsSM and Implant Purchase Manager SM.

WISDOM Gold is an Internet-based supply spend management, data normalization and contract management solution, which is supported by OMSolutions analysts who identify cost-saving opportunities for customers. WISDOM Gold enables customers to gain deeper understanding and control over their supply procurement and contracting efforts.

Clinical Supply Solutions is an inventory and contract management service that enables healthcare providers to reduce expenses by accurately tracking and managing physician-preference products and medical/surgical inventories in high-cost clinical specialty departments, such as cardiac catheterization labs, radiology and operating rooms. Clinical Supply Solutions is enabled by our proprietary web-based technology, including a complete database of products, and the expertise of our inventory specialists and professional analysts.

Implant Purchase Manager is a technology-based service that enables healthcare provider customers to better manage their high-dollar implants and devices inventory, through improved tracking of utilization, contract compliance, and billing. Typically, these implants are not held in inventory, but are delivered just-in-time for procedures. We began offering this technology in 2010 to expand our reach into clinical areas of the supply chain and further differentiate our service offering.

•

OM HCL is an offering of customized third-party logistics and business process outsourcing services, primarily provided to medical device and life science companies. This business provides flexible warehousing and distribution services to meet unique product requirements. OM HCL also provides full order-to-cash services, including reverse logistics and chargeback management. The two logistics centers dedicated to OM HCL are state-of-the art facilities that are strategically positioned in central and western U.S. locations. OM HCL’s services are enabled by sophisticated supply-chain management software and technology.

Customers

We currently provide distribution, outsourced resource management and/or consulting services to approximately 4,400 healthcare providers, including acute-care hospitals, which are our primary customers. Many of the hospital customers are represented by IHNs or GPOs that negotiate pricing with suppliers and also contract for distribution services with us. We also serve the federal government, including the U.S. Department of Defense, as a prime vendor for medical and surgical supply distribution services. On a more limited basis, we serve alternate-site providers, including ambulatory surgery centers, physicians’ practices, clinics, home healthcare organizations, nursing homes and rehabilitation facilities. We also provide supply-chain management services, including third-party logistics and business process outsourcing services, to manufacturers of medical and surgical products.

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

We have contracts to provide distribution services to the members of a number of national GPOs, including Novation, LLC (Novation), MedAssets Inc. (MedAssets) and its subsidiary Broadlane, Inc. (Broadlane) and Premier Purchasing Partners, L.P. (Premier). Our agreement with Novation expires in August 2011 and is renewable for two additional years. Sales to Novation members represented approximately 37% of our revenue in 2010. Our agreement with Broadlane expires in January 2012, and our agreement with MedAssets expires in March 2013. Sales to MedAssets and Broadlane members combined represented approximately 22% of our revenue in 2010. Our agreement with Premier expires December 2011. Sales to Premier members represented approximately 20% of our revenue in 2010.

IHNs are typically networks of commonly owned or managed healthcare providers that seek to offer a broad spectrum of healthcare services and geographic coverage to a particular market. IHNs are significant in the acute-care market because of their expanding role in healthcare delivery and cost containment and their reliance upon the hospital as a key component of their organizations. Because IHNs frequently rely on cost containment as a competitive advantage, IHNs have become an important source of demand for our enhanced inventory management and other value-added services.

Individual Providers

In addition to contracting with healthcare providers at the IHN level and through GPOs, we contract directly with individual healthcare providers and smaller networks of healthcare providers that have joined together to negotiate terms.

Sales and Marketing

Our sales and marketing organization is built to support a broad customer base with sales and service teams positioned within the markets we serve so that we can effectively respond to local needs. Enterprise sales and national account teams support IHNs and GPOs, helping to coordinate our multifaceted engagements and implement our service offerings consistently across their network or membership. Our integrated marketing strategy centers around five areas of value-added supply-chain services, including supplier management, distribution and logistics, analytics, outsourced resource management and consulting, and clinical supply management.

Pricing

Industry practice is for healthcare providers, or their IHNs or GPOs, to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. The medical/surgical supply distribution industry is characterized by pricing pressure.

The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage distribution fee is added to the contract price agreed to by the customer and the supplier.

The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by either party upon relatively short notice.

In some cases, we may offer pricing that varies during the life of the contract depending upon purchase volume, and, as a result, the negotiated percentage distribution fee may increase or decrease over time as purchase volumes change. Under these contracts, customers’ percentage distribution fees may be reset after a measurement period to either more or less favorable pricing based on significant changes in purchase volume. If a customer’s percentage distribution fee is adjusted, the modified percentage distribution fee applies only to purchases made following the change. Because customers’ sales volumes typically change gradually, changes in percentage distribution fees for individual customers under this type of arrangement have an insignificant effect on total company results.

Pricing under our CostTrackSM activity-based pricing model differs from pricing under a traditional cost-plus model. With CostTrack, the pricing of services is based on our cost of providing the services required by the customer. As a result, this pricing model aligns distribution fees charged with the costs of the individual services provided.

OMSolutions pricing is based on professional rates and costs of managing and providing a team, or individual, to provide specific services. Additionally, pricing for technology services is based on the structure and complexity of the customer engagement, including spending level and number of contracts, system interfaces and facilities. We have contracts for OMSolutions and other supply-chain management services which include performance targets related to cost-saving initiatives for customers that result from our services. Achievement against these performance targets is measured as determined by contractual terms. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees, or to provide a credit toward future purchases by the customer. When performance targets are achieved, we may be entitled to additional fees.

OM Healthcare Logistics pricing is activity-based, with service-based fees determined by customers’ particular requirements.

Suppliers

We offer a variety of supplier programs that benefit our supplier partners and which are designed to increase market share, drive sales growth for their products, or result in operational efficiencies. Through standardization and consolidation of these suppliers’ products for sale to our customer base, we strive to provide operational benefits and cost savings throughout the supply chain. Supplier programs, which are generally negotiated on an annual basis, provide for enhanced levels of support that are aligned with annual supplier objectives.

We have contractual arrangements with suppliers participating in these programs that provide incentives, including operational efficiency and performance-based incentives, and cash discounts for prompt payment, on a monthly, quarterly or annual basis.

Additionally, we offer customers a private-label brand of medical and surgical products and equipment, known as MediChoice®, which provides cost-saving alternatives on over 2,700 commodity products. We source our MediChoice products from a select group of manufacturers known for their quality and high service levels. Through our offering of both MediChoice products and branded supplier products, we offer a comprehensive product portfolio to our customers.

Sales of products supplied by subsidiaries of Covidien Ltd. accounted for approximately 14% of our revenue for 2010. Sales of products supplied by Johnson & Johnson Health Care Systems, Inc. were approximately 10% of our revenue for 2010.

Information Technology

To support our strategic efforts, we have implemented information systems to manage all aspects of operations, including order fulfillment, customer service, warehouse and inventory management, asset management, electronic commerce, and financial management. We believe our investment in technology in the management of operations provides us with a significant competitive advantage.

We have an agreement with Dell Perot Systems through July 2014 to outsource our information technology operations. This agreement includes the management and operation of information technology and infrastructure, as well as support, development and enhancement of all key business systems.

Our technology strategy and expenditures focus on customer service, electronic commerce, data warehousing, decision support, supply-chain management, warehousing management, and sales and marketing programs, as well as significant enhancements to back office systems and overall technology infrastructure. We use electronic commerce technology to conduct business transactions with customers, suppliers and other trading partners. Our proprietary technology includes the OMDirectSM Internet order fulfillment system, the WISDOM GoldSM knowledge management and decision-support system, and the QSightSM clinical inventory management system.

Asset Management

In the healthcare supply distribution industry, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We are focused on effective processes to optimize inventory and collect accounts receivable.

Inventory

We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with supply-chain partners on inventory productivity initiatives. In 2010, we continued the implementation of voice-pick technology, which is hands-free communication technology that improves inventory accuracy, in addition to improving the productivity of warehouse teammates, and invested in other infrastructure technologies that increase accuracy and efficiency in inventory management. We actively monitor inventory for obsolescence and use inventory turnover and other operational metrics to measure our performance in managing inventory.

Accounts Receivable

We provide credit in the normal course of business to our customers and utilize credit management techniques to evaluate customers’ creditworthiness and to facilitate collection. These techniques include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. As part of credit evaluations, we also use third-party information from sources such as credit reporting agencies, as well as bank and credit references. We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. Field and home office specialists work together in collecting accounts receivable and resolving disputed balances. Our ability to properly invoice and ship product to customers enhances our collection results and, accordingly, our DSO performance. Also, we have arrangements with certain customers under which they make deposits on account, either because they do not meet our standards for creditworthiness or in order to obtain more favorable pricing.

Competition

The acute-care medical/surgical supply distribution industry in the United States is highly competitive. The sector includes two major nationwide distributors: Owens & Minor, Inc. and Cardinal Health, Inc., a smaller national distributor of medical and surgical supplies, Medline, Inc., and a number of regional and local distributors, as well as customer self-distribution models.

Competitive factors within the medical/surgical supply distribution industry include market pricing, expense control, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. We believe our emphasis on technology, combined with a customer-focused approach to distribution and value-added services, enables us to compete effectively with other distribution models.

Direct-to-Consumer Supply Distribution Business

We exited our direct-to-consumer diabetes supply (DTC) business to focus on our distribution business for healthcare providers and suppliers. In January 2009, we sold certain assets of this business, including customer data and intellectual property, to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc., for $63.0 million. We retained the remaining assets and liabilities of the business, including accounts receivable. We operated the DTC business under the trade name AOM Healthcare Solutions (AOM) beginning with our acquisition of Access Diabetic Supply, LLC in 2005. AOM primarily marketed blood glucose monitoring devices, test strips and other ancillary products used by diabetic consumers for self-testing, mainly through direct-response advertising using a variety of media. We substantially completed our exit from this business by the end of the second quarter of 2009, by liquidating our remaining assets and vacating our leased premises. Additional information regarding this discontinued operation is included in Note 4 of the Notes to Consolidated Financial Statements included in this Form 10-K.

Other Matters

Regulation

The medical/surgical supply distribution industry is subject to regulation by federal, state and local government agencies. Each of our distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products. We must comply with laws and regulations, including those governing operating, storage, transportation, safety and security standards for each of our distribution centers, of the Food and Drug Administration, the Drug Enforcement Agency, the Department of Transportation, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies as they apply to the operation of each of our distribution centers. We are also subject to various federal and state laws intended to protect the privacy of health or other personal information and to prevent healthcare fraud and abuse. In addition, the DTC business was required to comply with Medicare regulations regarding billing practices. We believe we are in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare, Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Employees

At the end of 2010, we employed approximately 4,800 full- and part-time teammates. We believe that ongoing teammate training is critical to performance and use Owens & Minor University®, an in-house training facility, to offer classes in leadership, management development, finance, operations, safety and sales. We believe that relations with teammates are good.

Available Information

We make our Forms 10-K, Forms 10-Q and Forms 8-K (and all amendments to these reports) available free of charge through the SEC Filings link in the Investor Relations content section on our website located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding the company (http://www.sec.gov).

Additionally, we have adopted a written Code of Honor that applies to all of our directors, officers and teammates, including our principal executive officer and senior financial officers. This Code of Honor (including any amendments to or waivers of a provision thereof) and our Corporate Governance Guidelines are available on our website at www.owens-minor.com.

Item 1A. Risk Factors

Set forth below are certain risk factors that we believe could materially affect our business, financial condition and prospects. These risk factors are in addition to those mentioned in other parts of this report and are not the only risks we face.

Competition

The medical/surgical supply distribution industry in the United States is highly competitive and characterized by intense pricing pressure. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet special requirements of customers. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses. These competitive pressures could have a material adverse effect on our results of operations.

Dependence on Significant Customers

In 2010, our top ten customers represented approximately 21% of our revenue. In addition, in 2010, approximately 79% of our revenue was from sales to member hospitals under contract with our largest GPOs: Novation, Premier, Broadlane and MedAssets. We could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to our expiration (if permitted by the applicable contract). Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual customer relationship, could have a material adverse effect on our results of operations.

We have a contract with Defense Logistics Agency Troop Support, Philadelphia (DLATS) under which the U.S. Department of Defense, our largest customer, and other federal agencies purchase supplies and services. The DLATS contract, which was due to expire in October 2010, was extended under the existing terms for up to another 18 months. A significant decline in volume of sales under this contract, less favorable terms, or a failure to renew the contract upon expiration, could have a material adverse effect on our results of operations.

Dependence on Significant Suppliers

We distribute products from over 1,200 suppliers and are dependent on these suppliers for the continuing supply of products. In 2010, sales of products of our ten largest suppliers accounted for approximately 54% of revenue. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, partially dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations.

Bankruptcy, Insolvency or other Credit Failure of Customers

We provide credit in the normal course of business to customers. We perform initial and ongoing credit evaluations of customers and maintain reserves for credit losses. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations.

Changes in the Healthcare Environment

We along with our customers and suppliers are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; consolidation of competitors, suppliers and customers; and the development of larger, more sophisticated purchasing groups. All of these changes place additional financial pressure on healthcare providers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and reductions in healthcare reimbursement practices, could have a material adverse effect on our results of operations.

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

Operating Margin Initiatives

Competitive pricing pressure has been a significant factor in recent years, and management expects this trend to continue. In addition, suppliers continue to seek more restrictive agreements with distributors. We are working to counteract the effects of these trends through several profitability improvement initiatives, including resource management outsourcing and consulting services offered through OMSolutionsSM , our MediChoice® private-label brand of select medical and surgical products, the provision of third-party logistics services through OM Healthcare Logistics and investments in technology enhancements to increase operational efficiency in our distribution centers and to improve customer service support. In addition, we offer customers a wide range of value-added services, including PANDAC®, Wisdom GoldSM , Clinical Supply SolutionsSM and others, all of which enhance profitability. If these initiatives are unsuccessful, it could have an adverse effect on our future performance.

Reliance on Information Systems and Technological Advancement

We rely on information systems to receive, process, analyze and manage data in distributing thousands of inventory items to customers from numerous distribution centers across the country. These systems are also relied upon for billings to and collections from customers, as well as the purchase of and payment for inventory and related transactions from our suppliers. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers. A third-party service provider, Dell Perot Systems, is responsible for managing a significant portion of our information systems, including key operational and financial systems. Our business and results of operations may be materially adversely affected if systems are interrupted or damaged by unforeseen events or fail to operate for an extended period of time, if we fail to appropriately enhance our systems to support growth and strategic initiatives or if our third-party service provider does not perform satisfactorily.

Regulatory Requirements

We must comply with numerous laws and regulations, including those of the Food and Drug Administration, the Drug Enforcement Agency, the Department of Transportation, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards, and other regulatory agencies. Also, we are subject to various federal and state laws intended to protect the privacy of health or other personal information and prevent healthcare fraud and abuse. Although we believe we are in material compliance with all applicable laws and regulations, any failure to comply with existing laws and regulations or the imposition of any additional laws and regulations could have a material adverse effect on our business.

Changes in Tax Laws

We operate throughout the United States. As a result we are subjected to the tax laws and regulations of many jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including proposals to repeal LIFO (last-in, first-out) treatment of inventory or change tax accounting methods for inventory or other tax items, that could adversely affect our tax positions, tax rate or cash payments for taxes.

Strategic Initiatives

We have made and are continuing to make substantial investments in the development and implementation of certain strategic initiatives designed to produce long-term growth in profitability and shareholder value. There can be no assurance that we will be able to successfully implement our strategic initiatives or that they will produce the desired results. If we are unsuccessful it could have an adverse effect on our future performance.

General Economic Climate

Deterioration in the financial and economic climate in recent years is continuing to have a negative impact on most sectors of the U.S. economy. This deterioration in the financial and economic climate has reduced patient demand for healthcare services, intensified pressures on healthcare providers to reduce both costs and purchases of our products and services and could compromise customers’ ability to timely pay for their purchases. Poor economic conditions could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. These and other possible consequences of financial and economic changes including, but not limited to, the ability of banks to honor commitments under our credit facility, could materially and adversely affect our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have 52 distribution centers, including office and warehouse space, across the United States as of December 31, 2010. We lease 51 of these distribution centers from unaffiliated third parties and own one. Three of the distribution centers are operating as integrated service centers and two are dedicated to OM Healthcare Logistics. We also lease additional warehouse space near two of our distribution centers, as well as small offices for sales and consulting personnel across the United States. In addition, we have a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and lease space on a temporary basis from time to time to meet our inventory storage needs. We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.

We also own three warehouses, which were acquired from The Burrows Company in 2008 and are closed as of December 31, 2010. These warehouses are being offered for sale. We also have five leases with remaining terms of less than one year for offices and warehouse facilities that we have vacated.

We regularly assess our business needs and make changes to the capacity and location of distribution centers. We believe that our facilities are adequate to carry on our business as currently conducted. A number of leases are scheduled to terminate within the next several years. We believe that, if necessary, we could find facilities to replace these leased premises without suffering a material adverse effect on our business.

Item 3. Legal Proceedings

We are subject to various legal actions that are ordinary and incidental to our business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, we believe that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by our insurance coverage, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, we believe, based on current knowledge and the advice of counsel, that the outcome of these currently pending matters, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 18, 2011, there were approximately 3,900 common shareholders of record. We believe there are an estimated additional 47,000 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.

On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010. The common stock began trading on a post-split basis on April 1, 2010. All share and per-share data (except par value) have been adjusted to reflect this split.

5-Year Total Shareholder Return

The following performance graph compares the performance of our common stock to the S&P 500 Index and an Industry Peer Group (which includes the companies listed below) for the last five years. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2005, and that all dividends were reinvested.

(Data provided by Standard & Poor’s)

	Base Period 12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
Owens & Minor, Inc.	$100.00	$115.78	$159.94	$144.62	$168.67	$177.68
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
Peer Group	100.00	99.88	104.98	66.11	95.90	113.60

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

Item 6. Selected Consolidated Financial Data

(in thousands, except ratios and per share data)

	At or for the Year Ended December 31,(1)
	2010(2)	2009	2008	2007	2006
Summary of Operations:
Net revenue	$8,123,608	$8,037,624	$7,243,237	$6,694,596	$5,441,266
Income from continuing operations	$110,579	$116,859	$101,257	$71,411	$53,953
(Loss) income from discontinued operations, net of tax	—	(12,201)	(7,930)	1,299	(5,201)

Net income	$110,579	$104,658	$93,327	$72,710	$48,752

Per Common Share(3) :
Income (loss) per common share—basic:
Continuing operations	$1.76	$1.87	$1.64	$1.18	$0.90
Discontinued operations	—	(0.19)	(0.13)	0.02	(0.09)

Net income per share—basic	$1.76	$1.68	$1.51	$1.20	$0.81

Income (loss) per common share—diluted:
Continuing operations	$1.75	$1.86	$1.63	$1.17	$0.89
Discontinued operations	—	(0.19)	(0.13)	0.02	(0.09)

Net income per share—diluted	$1.75	$1.67	$1.50	$1.19	$0.80

Cash dividends	$0.708	$0.613	$0.533	$0.453	$0.400
Stock price at year end	$29.43	$28.62	$25.10	$28.29	$20.85
Book value at year end(4)	$13.52	$12.23	$11.08	$10.02	$9.07
Summary of Financial Position:
Total assets	$1,822,039	$1,747,088	$1,776,190	$1,528,003	$1,697,044
Cash and cash equivalents	$159,213	$96,136	$7,886	$10,395	$7,990
Total debt	$210,906	$210,917	$362,003	$286,976	$436,930
Shareholders’ equity	$857,518	$769,179	$689,051	$614,359	$547,454
Selected Ratios:
Gross margin as a percent of revenue	9.94%	10.13%	10.23%	10.02%	10.25%
Selling, general, and administrative expense as a percent of revenue	6.94%	7.37%	7.52%	7.69%	7.97%
Operating earnings as a percent of revenue	2.41%	2.50%	2.50%	2.10%	2.05%
Day sales outstanding(5)	19.6	21.4	24.5	23.6	29.5
Average annual inventory turnover(6)	10.4	10.6	10.4	9.7	8.9
Days payables outstanding(6)	26.5	27.6	28.9	28.6	40.3
Total debt to equity(7)	0.25	0.27	0.53	0.47	0.80

(1)

In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations for all periods presented. For additional information regarding discontinued operations, see Note 4 of Notes to Consolidated Financial Statements.

(2)

We terminated our frozen defined benefit pension plan in the fourth quarter of 2010 and recognized a settlement charge of $19.6 million ($11.9 million after taxes, or $0.19 per common share). See Note 13 of Notes to Consolidated Financial Statements.

(3)	Prior periods have been retroactively adjusted to reflect a three-for-two stock split effected on March 31, 2010. See Note 1 of Notes to Consolidated Financial Statements.
(4)	Represents shareholders’ equity divided by year-end common shares outstanding.

(5)	Based on net revenues for the fourth quarter of the year.
(6)	Based on cost of goods sold for the preceding 12 months.
(7)	Represents total debt divided by shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 Financial Results

Overview. Owens & Minor, Inc. (we, us, or our) earned income from continuing operations of $110.6 million in 2010, $116.9 million in 2009 and $101.3 million in 2008. Income from continuing operations per diluted common share was $1.75 in 2010, $1.86 in 2009 and $1.63 in 2008. Income from continuing operations in 2010 was negatively affected by a settlement charge of $19.6 million recognized due to the termination of our defined benefit pension plan. Income from continuing operations in 2009 was positively affected by increased revenues from the acquired acute-care distribution business of The Burrows Company (Burrows) and other net new business. Income from continuing operations in 2008 reflects the cost of integrating a portion of the acquired acute-care distribution business of Burrows.

Stock Split. On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010. All share and per-share data (except par value) have been retroactively adjusted to reflect this stock split for all periods presented.

Divestiture. In January 2009, we exited our direct-to-consumer distribution business (DTC business). Accordingly, the DTC business is presented as discontinued operations in our consolidated financial statements, and all prior period information has been reclassified to be consistent with the current period presentation.

Acquisitions. We acquired certain assets and liabilities of Burrows, a Chicago-based distributor of medical and surgical supplies to the acute-care market, in the fourth quarter of 2008, and also purchased certain real property used in the operation of the business. The adjusted purchase price, including transaction costs, was approximately $90.6 million.

Results of Operations

Financial highlights. The following table presents highlights from our consolidated statements of income on a percentage-of-revenue basis:

Year ended December 31,	2010	2009	2008
Gross margin	9.94%	10.13%	10.23%
Selling, general, and administrative expenses	6.94%	7.37%	7.52%
Operating earnings	2.41%	2.50%	2.50%
Income from continuing operations	1.36%	1.45%	1.40%

Net revenue. Net revenue was $8.12 billion for 2010, $8.04 billion for 2009 and $7.24 billion for 2008, representing increases of 1.1% for 2010 compared to 2009 and 11.0% for 2009 compared to 2008. For 2010, the increase in net revenue resulted from greater sales of products to existing customers of $189 million and to new customers of $242 million, totaling $431 million, which were partially offset by a decrease in sales to lost customers of $342 million. In 2010, net revenues from provider customers, excluding any new or acquired business, grew at a rate of 2.1% as compared with the prior year.

In comparing 2009 to 2008, the increase in net revenue resulted from greater sales of products to existing customers of $372 million and to customers acquired from Burrows and other new business of $715 million, totaling approximately $1.1 billion, which were partially offset by a decrease in sales to lost customers of $301 million. In 2009, net revenues from provider customers, excluding any new or acquired business, grew at a rate of 5.7% as compared with 2008.

Gross margin. Gross margin dollars decreased 0.8% to $807.7 million for 2010, as compared with $814.4 million for 2009. The decrease in gross margin dollars and a decrease of 19 basis points in gross margin as a percentage of revenue were comprised of lower gross margin as a percentage of revenue on sales to new and existing customers (6 basis points) and a net decrease in fee-for-service revenues (5 basis points). In addition, the decrease in gross margin dollars reflects an $8.4 million greater last-in, first out (LIFO) provision (11 basis points). Gross margin dollars in 2009 benefitted from a lower LIFO provision due primarily to the effect of net supplier price changes.

Gross margin dollars increased 9.9% to $814.4 million for 2009, as compared with $741.1 million for 2008. The increase in gross margin dollars was primarily due to an increase in revenues. The decline of 10 basis points in gross margin as a percentage of revenue for 2009 as compared with 2008 was comprised of lower gross margin as a percentage of revenue on sales to new customers and customers obtained from the Burrows acquisition, and a decrease in supplier incentives as a percentage of revenue. These decreases were partially offset by the effect of net supplier price changes, as well as the impact of changes in inventory mix on the LIFO provision, which resulted in a $10.5 million lower LIFO provision for 2009 compared to 2008.

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been higher by 14 basis points in 2010, 3 basis points in 2009 and 18 basis points in 2008.

Selling, general and administrative (SG&A) expenses. SG&A expenses of $564.2 million for 2010 decreased $28.2 million compared to 2009. SG&A expenses decreased $17.3 million for labor costs, primarily related to incentive compensation expense; $7.6 million for information technology outsourcing and consulting primarily related to technology infrastructure enhancements; $4.3 million in Burrows acquisition transition-related expenses; $1.6 million for delivery costs; and $1.3 million resulting from a lower provision for losses on accounts and notes receivable. These decreases in SG&A expenses were partially offset by an increase of $4.7 million for costs incurred in our third-party logistics operations. The decrease in incentive compensation expense for 2010 compared with 2009 reflects lower achievement against certain performance-based measures.

SG&A expenses of $592.3 million for 2009 increased $47.4 million compared to 2008. Increases in labor costs of $31.2 million and occupancy costs of $3.4 million, both of which primarily relate to serving new and acquired customers, as well as increases of $5.7 million for information technology outsourcing and consulting services and $2.1 million in Burrows acquisition transition-related expenses, represented the majority of the increase. The increase in labor costs is net of a $4.6 million decrease in incentive expense reflecting decreased achievement against certain performance-based measures. Expenses to introduce third-party logistics services in 2009 also increased SG&A expenses $4.4 million for the year.

Pension expense. In 2010, we terminated our defined benefit pension plan (which had been frozen since December 31, 1996), contributed $13.9 million to the plan, and completed the distribution of substantially all of the plan assets to plan participants. Pension expense of $21.4 million for 2010 includes net actuarial losses of $19.6 million recognized due to the settlement of the plan’s obligations and $1.8 million in other net periodic pension cost. The settlement charge had a negative impact of $0.19 on income from continuing operations per diluted common share for 2010.

Depreciation and amortization expense. Depreciation and amortization expense increased to $29.1 million for 2010 from $25.3 million for 2009. The increase was primarily due to amortization of computer software related to enhancements in infrastructure and customer-facing technologies, technology for our third-party logistics operations, and voice-pick systems for our distribution centers, as well as amortization of leasehold improvements for our third-party logistics distribution centers and relocated or expanded distribution centers. Depreciation and amortization expense increased $3.3 million in 2009 from $22.0 million for 2008. The increase was primarily due to depreciation of warehouse equipment and amortization of intangible assets and leasehold improvements related to the acquired Burrows business, as well as amortization of computer software related to warehouse automation and voice-pick technology. Voice-pick is hands-free communication technology that enables warehouse teammates to improve speed and accuracy as they compile and pick customer orders in the warehouse setting.

Other operating income, net. Other operating income, net, was $2.9 million, $5.2 million and $6.8 million for 2010, 2009 and 2008, including finance charge income of $2.3 million for 2010, $4.8 million for 2009, and $4.4 million for 2008.

Operating earnings. Operating earnings for 2010 decreased 2.7% to $195.9 million from $201.3 million for 2009, which was increased 11.4% from $180.7 million for 2008. In comparing 2010 to 2009, the decrease in operating earnings was primarily due to an increase in pension expense, resulting from the termination of our defined benefit pension plan, and a decrease in gross margin, partially offset by a decrease in SG&A expenses. In comparing 2009 to 2008, the increase in operating earnings of $20.6 million was primarily due to sales to customers acquired from Burrows and other new business, partially offset by increased SG&A expenses to service the growth in sales.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $14.3 million for 2010, as compared with $13.0 million for 2009 and $16.0 million for 2008. The increase of $1.3 million in 2010 compared to last year is primarily due to increases in commitment fees and amortization of deferred financing transaction costs related to a new revolving credit facility. Net interest expense for 2008 included a loss of $3.1 million on the termination of interest rate swaps. Excluding this loss, net interest expense increased slightly in 2009 compared to 2008.

Our effective interest rate was 6.8% on average borrowings of $209.8 million in 2010. Our effective interest rate was 6.0% on average borrowings of $217.4 million in 2009. Excluding the $3.1 million loss on interest rate swaps, the effective interest rate for 2008 was 5.7% on average borrowings of $226.3 million.

Income taxes. The provision for income taxes was $71.0 million for 2010, compared with $71.4 million for 2009, and $63.5 million for 2008. Our effective tax rate was 39.1% for 2010, as compared with 37.9% for 2009, and 38.5% for 2008. The lower effective tax rate for 2009 compared to 2010 and 2008 was primarily the result of recognizing tax benefits due to the conclusion of audits by the Internal Revenue Service of our 2007 and 2006 income tax returns.

Income from continuing operations. Income from continuing operations was $110.6 million for 2010, $116.9 million for 2009, and $101.3 million for 2008. The decrease for 2010 compared to 2009 is primarily due to a decrease in operating earnings of $5.3 million, which included a pension settlement charge of $11.9 million, net of tax. The increase for 2009 compared to 2008 is primarily due to an increase in operating earnings of $20.6 million and a decline in net interest expense of $3.0 million, partially offset by a $7.9 million greater income tax provision.

Loss from discontinued operations, net of tax. There was no income or loss from discontinued operations in 2010. Loss from discontinued operations, net of tax, was $12.2 million in 2009 and $7.9 million in 2008. The increased loss of $4.3 million for 2009 compared to 2008 was due to exiting the DTC business, including employee retention and lease exit costs, partially offset by a $3.2 million gain on the sale of the business.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Accounts and notes receivable, net of allowances, decreased 5.3% to $472 million at December 31, 2010, from $498 million at December 31, 2009, primarily due to improved collections. Accounts receivable days outstanding (DSO), based on three months’ sales, improved to 19.6 days at December 31, 2010, from 21.4 days at December 31, 2009, as a result of improved collections and increases in customer deposits compared to last year.

Merchandise inventories increased 4.4% to $720 million at December 31, 2010 from $690 million at December 31, 2009. Average annual inventory turnover was 10.4 and 10.6 in 2010 and 2009. The increase in merchandise inventories at 2010 year-end and the decline in inventory turnover for 2010 compared to the prior year primarily resulted from the inventory buildup for new customers. The improvement in average annual inventory turnover for 2009 compared to 2008 was the result of improved inventory management.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008:

(in millions)
	2010	2009	2008
Net cash provided by (used for) continuing operations:
Operating activities	$244.6	$165.3	$62.9
Investing activities	$(37.4)	$(21.2)	$(123.3)
Financing activities	$(142.4)	$(129.1)	$65.3
Net cash (used for) provided by discontinued operations	$(1.7)	$73.3	$(7.3)

Cash and cash equivalents increased to $159 million at December 31, 2010 from $96 million at December 31, 2009. We generated cash from continuing operations of approximately $245 million in 2010, $165 million in 2009 and $63 million in 2008. Cash from continuing operations for 2010 was positively affected by operating earnings, a decrease in accounts and notes receivable resulting from improved collections and an increase in accounts payable, and was negatively affected by an increase in inventory for new customers. Cash from continuing operations for 2009 was positively affected by operating earnings and a decrease in accounts and notes receivable, and negatively affected by a decrease in accounts payable and an increase in inventory. Cash from continuing operations for 2008 was negatively affected by increases in accounts receivable and inventories largely as a result of the Burrows acquisition.

Cash used for investing activities increased to $37.4 million for 2010 from $21.2 million for 2009, which was decreased from $123.3 million for 2008. Capital expenditures were $41.3 million for 2010, primarily related to relocating or expanding distribution centers for new distribution and third-party logistics business, as well as continued investment in operational efficiency initiatives. Capital expenditures in 2010 also included investments in software for the continued implementation of voice-pick and customer-facing technologies and other technology infrastructure enhancements. These capital expenditures were partially offset by proceeds from the sale of properties acquired from Burrows.

In 2009, capital expenditures were $32.3 million, primarily related to our strategic initiatives, including leasehold improvements and information technology systems for our third-party logistics operations. During 2009, we also invested in infrastructure initiatives designed to improve operational efficiency in our operating units. We installed automation equipment in certain large distribution centers where the high volume of low unit-of-measure business benefits the most from the use of such equipment through productivity improvements, such as an increase in the number of lines-picked-per-hour. In addition, we installed voice-pick technology in 40 distribution centers in 2009. These capital expenditures were partially offset by proceeds from the sale of properties acquired from Burrows and the receipt of a $7.0 million purchase price adjustment.

Cash used for investing activities in 2008 was largely due to acquisition activity, as we invested $96.8 million in the Burrows business, including intangible assets. We acquired certain assets and liabilities of Burrows, in exchange for cash consideration of $17.5 million, net of a $7.0 million purchase price adjustment receivable at December 31, 2008, and including transaction costs, plus $56.1 million of assumed debt. The assumed debt was satisfied in full on the acquisition date. We borrowed approximately $80 million under our revolving credit facility to fund this acquisition. In connection with the acquisition, we also acquired real property from Burrows in December 2008 for $17.0 million. Of the real property acquired, three properties were sold in 2010, two properties were sold in 2009, one is used in our operations and the remaining three are being offered for sale. In 2008, we invested $27.0 million in capital expenditures, primarily for software, warehouse equipment and additional land for possible future expansion of our headquarters.

Our financing activities used cash of $142.4 million in 2010 and $129.1 million in 2009 and provided $65.3 million of cash in 2008. In 2010, we reduced drafts payable by $101.4 million, paid dividends of $44.8 million and paid financing costs of $2.8 million. In 2009, proceeds of $63.0 million from the sale of the DTC business, as well as cash from operating activities of continuing operations and discontinued operations, were used primarily to reduce our revolving credit facility by $150.6 million, net of borrowings, and to pay dividends of $38.4 million. These decreases in cash were partially offset by an increase in drafts payable in 2009. In 2008, cash provided by financing activities was primarily due to net borrowings under the revolving credit facility of $74.1 million, partially offset by the payment of dividends of $33.0 million. The borrowings were used to partially fund the Burrows acquisition in 2008.

Cash generated by the operating activities of discontinued operations during 2009 was primarily from the collection of accounts receivable, partially offset by the payment of costs associated with exiting the DTC business.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 7, 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndication of banks. This agreement replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires on June 7, 2013 (the Revolving Credit Facility). The interest rate on the new facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. At December 31, 2010, the following financial institutions had commitments under the facility: Bank of America, N.A., Wells Fargo Bank, N.A., SunTrust Bank, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A., Branch Banking & Trust Company, Citibank N.A., Comerica Bank, Fifth Third Bank, and PNC Bank N.A. We may utilize the Revolving Credit Facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the Revolving Credit Facility, it could impact our ability to fund these needs.

During 2010, we had no borrowings or repayments under the Revolving Credit Facility. At December 31, 2010, we had $10.4 million of letters of credit and no borrowings outstanding under the facility, leaving $339.6 million available for borrowing. Based on our leverage ratio at December 31, 2010, the interest rate under the Revolving Credit Facility, which is subject to adjustment quarterly, will remain unchanged at LIBOR plus 250 basis points at the next adjustment date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The Revolving Credit Facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2010.

We paid quarterly cash dividends on our outstanding common stock at the rate of $0.177 per share during 2010 and $0.153 per share during 2009. Our annual dividend payout ratio for the three years ended December 31, 2010, was in the range of 35.5% to 40.7%. In February 2011, the Board of Directors approved a 13% increase in the amount of our quarterly dividend to $0.20 per share. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time.

We believe available financing sources, including cash generated from continuing operations and borrowings under the Revolving Credit Facility, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Off-Balance Sheet Arrangements

We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2010:

(in millions)
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
6.35% Senior Notes maturing April 2016 including interest payments(1)	$269.9	$12.7	$25.4	$25.4	$206.4
Operating leases(2)	148.6	42.0	62.6	30.8	13.2
Purchase obligations(2)	112.7	31.9	62.7	18.1	—
Unrecognized tax benefits, net(3)	12.8	0.1	—	—	—
Capital lease obligations(1)	7.0	2.2	2.7	1.6	0.5
Other long-term liabilities(4)	24.4	2.6	4.6	4.1	13.1

Total contractual obligations(5)	$575.4	$91.5	$158.0	$80.0	$233.2

(1)	See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2010.
(2)	See Note 18 of Notes to Consolidated Financial Statements.
(3)	Total liability for unrecognized tax benefits, net, includes $12.7 million, for which we cannot reasonably estimate the timing of cash settlement.
(4)

Other long-term liabilities include estimated minimum required payments for our unfunded retirement plan for certain officers. See Note 14 of Notes to Consolidated Financial Statements. Certain long-term liabilities, including deferred tax liabilities and post-retirement benefit obligations, are excluded as we cannot reasonably estimate the timing of payments for these items.

(5)

Excludes certain contingent contractual obligations that are required to be paid in the event that performance targets specified by customer contracts are not achieved. See Note 18 of Notes to Consolidated Financial Statements.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We continually evaluate the accounting policies and estimates used to prepare the financial statements.

Critical accounting policies are defined as those policies that relate to estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting policies and estimates include allowances for losses on accounts and notes receivable, inventory valuation, accounting for goodwill and long-lived assets, self-insurance liabilities, and supplier incentives.

Allowances for losses on accounts and notes receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2010, accounts and notes receivable were $471.7 million, net of allowances of $15.4 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on the results of operations.

Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise between physical inventory dates. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2010, the carrying value of inventory was $720.1 million, which is $93.0 million less than the value of inventory accounted for on a current cost or first-in, first out (FIFO) basis.

Goodwill and long-lived assets. Goodwill represents the excess of consideration paid over the fair value of identifiable net assets acquired. Long-lived assets, which are a component of identifiable net assets, include intangible assets with finite useful lives, property and equipment, and computer software costs. Intangible assets with finite useful lives consist primarily of customer relationships and non-compete agreements acquired through business combinations. Certain assumptions and estimates are employed in determining the fair value of identifiable net assets acquired.

We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. The carrying value of the reporting unit is then compared to its fair value to determine potential impairment. Goodwill totaled $247.3 million at December 31, 2010.

Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-

lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2010, long-lived assets included property and equipment of $101.5 million, net of accumulated depreciation; intangible assets of $24.8 million, net of accumulated amortization; and computer software costs of $27.3 million, net of accumulated amortization.

We did not record any impairment losses related to goodwill or long-lived assets in 2010. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions could produce materially different results.

Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $11.2 million at December 31, 2010.

Supplier incentives. We have contractual arrangements with certain suppliers that provide incentives, including operational efficiency and performance-based incentives, on a monthly, quarterly or annual basis. These incentives are recognized as a reduction in cost of goods sold as targets become probable of achievement. Supplier incentives receivable are recorded for interim and annual reporting purposes and are based on our estimate of the amounts which are expected to be realized. If we do not achieve required targets under certain programs as estimated, it could have a material effect on our results of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 of Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at December 31, 2010, were $471.7 million, and DSO at December 31, 2010, was 19.6, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof of approximately $24 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $10.4 million in letters of credit under the facility at December 31, 2010. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the company). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Craig R. Smith
President & Chief Executive Officer

James L. Bierman
Senior Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited Owens & Minor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Owens & Minor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011, expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 25, 2011

Part III

Items 10-14.

Information required by Items 10-14 can be found under Corporate Officers on page 8 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2010 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 20, 2010. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 67.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2010	2009	2008
Net revenue	$8,123,608	$8,037,624	$7,243,237
Cost of goods sold	7,315,883	7,223,237	6,502,129

Gross margin	807,725	814,387	741,108
Selling, general, and administrative expenses	564,169	592,340	544,894
Pension expense	21,366	752	355
Depreciation and amortization	29,148	25,265	21,955
Other operating income, net	(2,894)	(5,245)	(6,821)

Operating earnings	195,936	201,275	180,725
Interest expense, net	14,323	13,028	15,999

Income from continuing operations before income taxes	181,613	188,247	164,726
Income tax provision	71,034	71,388	63,469

Income from continuing operations	110,579	116,859	101,257
Loss from discontinued operations, net of tax	—	(12,201)	(7,930)

Net income	$110,579	$104,658	$93,327

Income (loss) per common share—basic:
Continuing operations	$1.76	$1.87	$1.64
Discontinued operations	—	(0.19)	(0.13)

Net income per share—basic	$1.76	$1.68	$1.51

Income (loss) per common share—diluted:
Continuing operations	$1.75	$1.86	$1.63
Discontinued operations	—	(0.19)	(0.13)

Net income per share—diluted	$1.75	$1.67	$1.50

Cash dividends per common share	$0.708	$0.613	$0.533

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2010	2009
Assets
Current assets
Cash and cash equivalents	$159,213	$96,136
Accounts and notes receivable, net	471,661	498,080
Merchandise inventories	720,116	689,889
Other current assets	52,799	57,962

Total current assets	1,403,789	1,342,067
Property and equipment, net	101,545	84,965
Goodwill, net	247,271	247,271
Intangible assets, net	24,825	27,809
Other assets, net	44,609	44,976

Total assets	$1,822,039	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$531,735	$546,989
Accrued payroll and related liabilities	20,588	34,885
Deferred income taxes	39,082	25,784
Other accrued liabilities	102,797	90,519
Current liabilities of discontinued operations	279	1,939

Total current liabilities	694,481	700,116
Long-term debt, excluding current portion	209,096	208,418
Deferred income taxes	12,107	8,947
Other liabilities	48,837	60,428

Total liabilities	964,521	977,909

Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $100 per share, authorized—10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,433 shares and 62,870 shares	126,867	83,827
Paid-in capital	165,447	193,905
Retained earnings	570,320	504,480
Accumulated other comprehensive loss	(5,116)	(13,033)

Total shareholders’ equity	857,518	769,179

Total liabilities and shareholders’ equity	$1,822,039	$1,747,088

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2010	2009	2008
Operating activities:
Net income	$110,579	$104,658	$93,327
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	12,201	7,930
Depreciation and amortization	29,148	25,265	21,955
Pension expense	21,366	752	355
Pension contributions	(13,850)	(1,500)	(1,500)
Share-based compensation expense	6,358	7,035	7,563
Deferred income tax (benefit) provision	(94)	10,869	17,618
Provision for losses on accounts and notes receivable	1,808	3,976	4,274
Provision for LIFO reserve	11,088	2,708	13,172
Loss on interest rate swaps	—	—	3,141
Changes in operating assets and liabilities:
Accounts and notes receivable	24,611	19,255	(48,464)
Merchandise inventories	(41,315)	(13,528)	(56,156)
Accounts payable	86,146	(18,755)	(13,584)
Net change in other assets and liabilities	9,334	13,756	13,859
Other, net	(596)	(1,372)	(612)

Cash provided by operating activities of continuing operations	244,583	165,320	62,878

Investing activities:
Additions to property and equipment	(31,221)	(19,746)	(17,669)
Additions to computer software and intangible assets	(10,128)	(12,543)	(9,281)
Net cash received (paid) related to acquisitions of businesses	—	6,994	(96,790)
Proceeds from sale of property and equipment	3,926	4,080	409

Cash used for investing activities of continuing operations	(37,423)	(21,215)	(123,331)

Financing activities:
Payments on revolving credit facility	—	(301,964)	(668,836)
Borrowings on revolving credit facility	—	151,386	742,914
Cash dividends paid	(44,780)	(38,370)	(33,048)
(Decrease) increase in drafts payable	(101,400)	52,718	11,316
Proceeds from exercise of stock options	7,234	6,593	8,968
Excess tax benefits related to share-based compensation	2,091	2,570	3,421
Proceeds from termination of interest rate swaps	—	—	3,795
Other, net	(5,568)	(2,045)	(3,267)

Cash (used for) provided by financing activities of continuing operations	(142,423)	(129,112)	65,263

Discontinued operations:
Operating cash flows	(1,660)	10,257	(7,115)
Investing cash flows	—	63,000	(204)

Net cash (used for) provided by discontinued operations	(1,660)	73,257	(7,319)

Net increase (decrease) in cash and cash equivalents	63,077	88,250	(2,509)
Cash and cash equivalents at beginning of year	96,136	7,886	10,395

Cash and cash equivalents at end of year	$159,213	$96,136	$7,886

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2007	61,311	$81,748	$161,978	$377,913	$(7,280)	$614,359
Net income				93,327		93,327
Other comprehensive loss:
Retirement and pension benefit plan adjustments, net of $3,049 tax benefit					(4,768)	(4,768)
Cash flow hedge activity, net of $32 tax benefit					(48)	(48)

Comprehensive income						88,511

Dividends declared ($0.533 per share)				(33,048)		(33,048)
Share-based compensation expense, exercises and other	851	1,133	18,096			19,229

Balance December 31, 2008	62,162	82,881	180,074	438,192	(12,096)	689,051
Net income				104,658		104,658
Other comprehensive loss:
Retirement and pension benefit plan adjustments, net of $566 tax benefit					(885)	(885)
Cash flow hedge activity, net of $32 tax benefit					(52)	(52)

Comprehensive income						103,721

Dividends declared ($0.613 per share)				(38,370)		(38,370)
Share-based compensation expense, exercises and other	708	946	13,831			14,777

Balance December 31, 2009	62,870	83,827	193,905	504,480	(13,033)	769,179
Net income				110,579		110,579
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $5,094 tax expense					7,967	7,967
Cash flow hedge activity, net of $32 tax benefit					(50)	(50)

Comprehensive income						118,496

Stock split (three-for-two)		42,126	(42,126)			—
Dividends declared ($0.708 per share)				(44,739)		(44,739)
Share-based compensation expense, exercises and other	563	914	13,668			14,582

Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$857,518

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Owens & Minor, Inc. and its wholly owned subsidiaries (we, us, or our) is a Fortune 500 company providing distribution, third-party logistics, and other supply-chain management services to healthcare providers and suppliers of medical and surgical products, and is a leading national distributor of medical and surgical supplies to the acute-care market. Prior to January 2009, we had operations in the direct-to-consumer diabetes supply (DTC) business.

Basis of Presentation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its wholly owned subsidiaries in conformity with U.S generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated.

On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010 (Stock Split). All share and per-share data (except par value) have been retroactively adjusted to reflect the Stock Split for all periods presented.

In January 2009, we exited the DTC business. Accordingly, the DTC business is reported as discontinued operations for all periods presented and, unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including note disclosures, contain only information related to our continuing operations.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Estimates are used for, but are not limited to, the allowances for losses on accounts and notes receivable, inventory valuation allowances, supplier incentives, depreciation and amortization, goodwill valuation, valuation of intangible assets and other long-lived assets, valuation of property held for sale, self-insurance liabilities, tax liabilities, defined benefit obligations, share-based compensation and other contingencies. Actual results may differ from these estimates.

Cash and Cash Equivalents. Cash and cash equivalents includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost.

Accounts and Notes Receivable, Net. Accounts receivable from customers are recorded at the invoiced amount. We assess finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectability. We have arrangements with certain customers under which they make deposits on account. Customer deposits in excess of outstanding receivable balances are classified as other current liabilities.

We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. Our allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts and general allowances for accounts that may become uncollectible. Allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

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

Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to ten years. We also lease most of our transportation and material handling equipment for terms generally ranging from five to eight years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.

Goodwill. We evaluate goodwill for impairment annually, as of April 30, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. We test goodwill for impairment by first comparing the carrying amount to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to measure the goodwill impairment loss as the excess of the carrying value of the reporting unit’s goodwill over the estimated fair value of its goodwill. We estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and present value of expected cash flows. The EBITDA multiples are based on an analysis of current enterprise values and recent acquisition prices of similar companies, if available. During 2010, 2009, and 2008, the fair value of the reporting units substantially exceeded their carrying value.

Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date, net of accumulated amortization. Intangible assets consisting of customer relationships, non-competition agreements and trademarks are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Customer relationships are generally amortized for 15 years. Other intangible assets are amortized on a straight-line basis, generally for periods between three and 15 years.

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2010 and 2009 was $27.3 million and $25.3 million. Depreciation and amortization expense includes $8.1 million, $6.7 million and, $5.9 million of software amortization for the years ended December 31, 2010, 2009 and 2008.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Long-Lived Assets. Long-lived assets, which excludes goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows.

Self-Insurance Liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense or reductions to expense. Self-insurance liabilities are included in other accrued liabilities on the consolidated balance sheets.

Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectability is reasonably assured.

Under most of our healthcare provider distribution contracts, title passes to the customer when the product is received by the customer. We record product revenue at the time that shipment is completed. Distribution fee revenue, when calculated as a mark-up of the product cost, is also recognized at the time that shipment is completed.

Revenue for activity-based distribution fees and other services is recognized as work is performed and as amounts are earned. Depending on the specific contractual provisions and nature of the deliverable, revenue from services may be recognized on a straight-line basis over the term of the service, on a proportional performance model, based on level of effort, or when final deliverables have been provided. Additionally, we generate fees from arrangements that include performance targets related to cost-savings initiatives for customers that result from our supply-chain management services. Achievement against performance targets, measured in accordance with contractual terms, may result in additional fees paid to us or, if performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees to provide credits toward future purchases by the customer. For these arrangements, all contingent revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released. When we determine that a loss is probable under a contract, the estimated loss is accrued.

We allocate revenue for arrangements with multiple deliverables meeting the criteria for a separate unit of accounting using the relative fair value method and recognize revenue for each deliverable in accordance with applicable revenue recognition criteria.

In most cases, we record revenue gross, as we are the primary obligor in our sales arrangements and bear the risk of general and physical inventory loss. We also have some discretion in supplier selection and carry all credit risk associated with sales. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.

Shipping and Handling Costs. Shipping and handling costs are included in selling, general and administrative expenses on the consolidated statements of income and include costs to store, move and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs billed to customers are included in net revenues. Freight costs incurred for shipments of products from manufacturers to our distribution centers are included in cost of goods sold.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Supplier Incentives. We have contractual arrangements with certain suppliers that provide incentives, including cash discounts for prompt payment, operational efficiency and performance-based incentives. These incentives are recognized as a reduction in cost of goods sold as targets become probable of achievement.

Share-Based Compensation. We account for share-based payments to employees at fair value and recognize the related expense in selling, general and administrative expenses over the service period for awards expected to vest.

Derivative Financial Instruments. During 2008, we held interest rate swaps as part of our interest rate risk management strategy. The purpose of these swaps was to maintain a mix of fixed to floating rate financing in order to manage interest rate risk. These swaps were recognized on the balance sheet at their fair value, based on estimates of the prices obtained from a dealer. All of the interest rate swaps were designated as hedges of the fair value of a portion of long-term debt using the shortcut method, as both the swaps and the long-term debt met all of the conditions for the use of this method. Accordingly, no net gains or losses were recorded in the consolidated statements of income related to our underlying debt and interest rate swaps. The fair value of the swaps was determined using observable market inputs (Level 2). The swaps were terminated in the third quarter of 2008, and we did not hold any derivative financial instruments during 2010 or 2009.

Income Taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income from continuing operations in the period that includes the enactment date. Valuation allowances are provided if it is more likely than not that a deferred tax asset will not be realized. When we have claimed tax benefits that may be challenged by a tax authority, an estimate of the effect of these uncertain tax positions is recorded. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon an assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the tax outcome of these uncertain tax positions changes, based on our assessment, such changes in estimate may impact the income tax provision in the period in which such determination is made.

Fair Value Measurements. Fair value is determined based on assumptions that a market participant would use in pricing an asset or liability. The assumptions used are in accordance with a three-tier hierarchy, defined by GAAP, that draws a distinction between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the use of present value and other valuation techniques in the determination of fair value (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). The fair value of our long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Notes 7, 10 and 11 for the fair value of property held for sale, debt instruments and interest rate swaps.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Income Per Share. Basic and diluted income per share is calculated pursuant to the two-class method, under which unvested share-based payment awards containing nonforfeitable rights to dividends are participating securities.

Recent Accounting Pronouncements

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

In July 2010, FASB issued an ASU requiring increased disclosures related to financing receivables. We adopted this guidance when it became effective in the fourth quarter of 2010. The adoption of this guidance did not have an impact on our financial statements.

In December 2010, FASB issued an ASU regarding how the carrying amount of a reporting unit should be calculated when performing the first step of the goodwill impairment test. We will adopt this guidance when it becomes effective in the first quarter of 2011. We do not expect this guidance to have an impact on our financial statements.

In December 2010, FASB issued an ASU regarding disclosure of supplementary pro forma information for business combinations. We will adopt this guidance prospectively for business combinations completed after December 31, 2010. The adoption of this guidance will not have an impact on our financial statements, except for disclosures.

In the fourth quarter of 2009, FASB issued an ASU for multiple deliverable revenue arrangements. The update requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The update eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. We will adopt this update prospectively for revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect that the adoption of this guidance will have a material impact on our financial position and results of operations.

Note 2—Significant Risks and Uncertainties

Many of our hospital customers are represented by group purchasing organizations (GPOs) that contract with us for distribution services on behalf of the GPO members. GPOs representing a significant portion of our business are Novation, LLC (Novation), MedAssets Inc. (MedAssets) and its subsidiary Broadlane, Inc. (Broadlane) and Premier Purchasing Partners, L.P. (Premier). Members of Novation, Broadlane, MedAssets and Premier have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2010, 2009 and 2008, net revenue from

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

hospitals under contract with these GPOs represented the following percentages of our net revenue annually: Novation—37% to 38%; Broadlane and MedAssets combined—21% to 22%; and Premier—20%.

Net revenue from sales of product supplied by subsidiaries of Covidien Ltd. and Johnson & Johnson Healthcare Systems, Inc. represented approximately 14% and 10% of our net revenue annually for 2010, 2009 and 2008.

Note 3—Acquisitions of Businesses

On October 1, 2008, we acquired certain assets and liabilities of The Burrows Company (Burrows), a Chicago-based, privately-held distributor of medical and surgical supplies to the acute-care market, and entered into an agreement to purchase certain real property used in the operation of the business. The acquisition cost was approximately $90.6 million, including transaction costs, comprised of $17.5 million of cash paid at acquisition, net of a $7.0 million purchase price adjustment receivable at December 31, 2008, $56.1 million of assumed debt which was satisfied in full on the acquisition date, and $17.0 million cash paid in December 2008 for the real property. The acquisition was financed with borrowings under our revolving credit facility and available cash.

The group of assets acquired constitutes a business; therefore, the acquisition was accounted for as a business combination. The acquired assets and liabilities were recorded based on their estimated fair values as of the acquisition date. During the third quarter of 2009, we finalized our allocation of the purchase price, including the values assigned to real property, acquired customer relationships, a non-compete agreement, involuntary termination costs, and lease exit liabilities. These adjustments resulted in a $5.1 million decrease in goodwill. Approximately $14.4 million of the purchase price has been allocated to goodwill, all of which is deductible for tax purposes over 15 years.

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

The results of operations of the acquired business are included in our financial statements as of the acquisition date. The unaudited pro forma impact of the acquisition, as if the acquisition had been completed as

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

of the beginning of 2008 is an increase of less than 10% of consolidated revenues. The unaudited pro forma impact of the acquisition on income from continuing operations and income from continuing operations per diluted common share for 2008 is not material.

Note 4—Discontinued Operations

In January 2009, we sold certain assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc., for $63.0 million in cash and recognized a gain on sale of $3.2 million.

There were no revenues or income or loss from discontinued operations in 2010. The following table provides summary financial information for the DTC business for the years ended December 31, 2009 and 2008:

December 31,	2009	2008
Revenue	$—	$94,417

Loss from discontinued operations before income taxes	$(19,570)	$(12,487)
Income tax benefit	7,369	4,557

Loss from discontinued operations	$(12,201)	$(7,930)

We incurred charges associated with exiting the DTC business during 2009 related to the valuation of accounts receivable, as we entered into an agreement with a third party during 2009 to pursue collection of remaining accounts receivable; losses on the disposal of other remaining assets; costs associated with leased facilities; and payroll costs, including severance. We incurred charges totaling $7.8 million in 2008 for costs associated with exiting the DTC business, including abandoned software, employee severance and accrued contract termination costs. No debt was required to be repaid as a result of the sale. We elected not to allocate a portion of consolidated interest expense to discontinued operations.

Included in the consolidated balance sheets at December 31, 2010 and 2009 are $0.3 million and $1.9 million of accrued liabilities associated with leased facilities of the discontinued DTC business.

Note 5—Accounts and Notes Receivable, Net

Allowances for losses on accounts and notes receivable of $15.4 million, $16.4 million and $14.8 million have been applied as reductions of accounts receivable at December 31, 2010, 2009, and 2008. Write-offs of accounts and notes receivable were $2.9 million, $2.4 million and $2.8 million for 2010, 2009 and 2008.

Note 6—Merchandise Inventories

At December 31, 2010 and 2009, we had inventory of $720.1 million and $689.9 million. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $93.0 million and $81.9 million as of December 31, 2010 and 2009.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 7—Property and Equipment

Property and equipment consists of the following:

December 31,	2010	2009
Warehouse equipment	$72,914	$57,884
Computer equipment	34,006	32,665
Building and improvements	25,204	25,128
Leasehold improvements	25,400	15,613
Land and improvements	13,778	13,759
Furniture and fixtures	10,987	10,586
Office equipment and other	8,504	5,904

	190,793	161,539
Accumulated depreciation and amortization	(89,248)	(76,574)

Property and equipment, net	$101,545	$84,965

Depreciation and amortization expense for property and equipment was $18.0 million, $15.6 million, and $13.9 million for the years ended December 31, 2010, 2009, and 2008.

Property held for sale of $7.4 million and $11.5 million at December 31, 2010 and 2009 is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions.

Note 8—Goodwill and Intangible Assets

Goodwill was $247.3 million at December 31, 2010 and 2009. Goodwill was reduced $5.1 million in 2009 to reflect a purchase price allocation adjustment related to the Burrows acquisition.

Intangible assets at December 31, 2010 and 2009 are as follows:

	2010		2009
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$31,300	$4,670	$31,300	$4,631
Accumulated amortization	(7,257)	(3,888)	(5,187)	(2,935)

Net intangible assets	$24,043	$782	$26,113	$1,696

Weighted average useful life	15 years	5 years	15 years	5 years

Amortization expense for intangible assets was $3.0 million each for 2010 and 2009 and $2.1 million for 2008.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $2.8 million for 2011 and $2.1 million annually for 2012 through 2015.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 9—Accounts and Drafts Payable

Accounts and drafts payable consists of the following:

December 31,	2010	2009
Accounts payable—trade	$524,835	$438,689
Drafts payable	6,900	108,300

Total	$531,735	$546,989

Drafts payable are checks written in excess of bank balances to be funded upon clearing the bank.

Note 10—Debt

Debt consists of the following:

December 31,	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $200 million par value, maturing April 2016	$204,785	$203,250	$205,682	$196,250
Capital leases	6,092	6,092	4,236	4,236
Other	29	29	999	999

Total debt	210,906	209,371	210,917	201,485
Less current maturities	(1,810)	(1,810)	(2,499)	(2,499)

Long-term debt	$209,096	$207,561	$208,418	$198,986

At December 2010 and 2009, we had $200 million of 6.35% Senior Notes outstanding, which mature on April 15, 2016 (Senior Notes). Interest on the Senior Notes is payable semi-annually on April 15 and October 15. We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%.

On June 7, 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A and a syndication of banks. This agreement replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires on June 7, 2013 (the Revolving Credit Facility). Under the new facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The Credit Spread for LIBOR-based borrowings ranges from 225 basis points at a leverage ratio of less than 0.5 to 325 basis points at a leverage ratio of greater than or equal to 2.50. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage (debt to EBITDA ratio of no greater than 3.5) and interest coverage (EBITDA to interest ratio of no less than 3.0), including on a pro forma basis in the event of an acquisition. At December 31, 2010, we had no borrowings and letters of credit of $10.4 million outstanding on the Revolving Credit Facility, leaving $339.6 million available for borrowing.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The Revolving Credit Facility and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2010.

Cash payments for interest during 2010, 2009 and 2008 were $13.8 million, $13.2 million and $12.9 million.

Based on lease commitments outstanding at December 31, 2010, minimum capital lease payments, excluding interest, are $1.8 million in 2011, $1.3 million in 2012, $1.0 million in 2013, $0.8 million in 2014, and $0.6 million in 2015.

Note 11—Derivative Financial Instruments

In April 2006, in conjunction with the issuance of the Senior Notes, we entered into interest rate swap agreements of $100 million notional amounts, under which we paid counterparties a variable rate based on LIBOR, and the counterparties paid us a fixed interest rate of 6.35%, effectively converting one-half of the Senior Notes to variable-rate debt. The swaps were designated as a fair value hedge of a portion of the Senior Notes using the shortcut method, as both the swaps and the Senior Notes met all of the conditions for the use of this method. Accordingly, no net gains or losses were recorded on the consolidated statements of income related to our underlying debt and interest rate swap agreements. The fair value of the swaps was determined using observable market inputs (Level 2).

During 2008, Lehman Brothers Holdings, Inc., guarantor of one of the interest rate swaps, declared bankruptcy. We determined at that date that the swaps were no longer expected to be effective in offsetting interest rate risk. We discontinued accounting for the swaps as a fair value hedge as of that date. We terminated the swaps in the third quarter of 2008 and received proceeds of $3.8 million, plus accrued interest of $0.9 million. We realized a loss of $3.1 million, included in interest expense, net, in 2008. This loss represents the difference between the fair value of the swaps as of the date that hedge accounting was discontinued and the proceeds received on the termination of the swaps. The fair value adjustment of $6.9 million to the carrying value of the related debt, recorded prior to the discontinuance of hedge accounting, is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

We had no interest rate swap agreements or other derivative financial instruments at December 31, 2010 and 2009.

Note 12—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2010, approximately 2.4 million common shares were available for issuance under the Plan.

Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Plan are issuable as restricted stock upon meeting performance goals and vest over three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant.

We have a Management Equity Ownership Program that requires each of our officers to own common stock at specified levels, which gradually increase over five years. Officers and certain other employees who meet specified ownership goals in a given year are awarded restricted stock or performance shares under the provisions of the program. We recognize the fair value of stock-based compensation awards, which is based upon the market price of the underlying common stock at the grant date, on a straight-line basis over the estimated requisite service period, which may be based on a service condition, a performance condition, or a combination of both. The fair value of performance shares as of the date of grant is estimated assuming that performance goals will be achieved at target levels. If such goals are not probable of being met, or are probable of being met at different levels, recognized compensation cost is adjusted to reflect the change in estimated fair value of restricted stock to be issued at the end of the performance period.

Total share-based compensation expense for December 31, 2010, 2009 and 2008, was $6.4 million, $7.0 million and $7.6 million, with recognized tax benefits of $2.5 million, $2.7 million and $2.9 million. The total unrecognized compensation cost related to nonvested awards was $9.0 million, expected to be recognized over a weighted-average period of 2.1 years at December 31, 2010.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)
Nonvested awards at beginning of year	878	$25.00	734	$25.32	552	$21.30
Granted	317	30.05	316	22.93	348	28.97
Vested	(124)	22.34	(144)	14.17	(133)	20.51
Forfeited	(44)	23.50	(28)	25.94	(33)	23.93

Nonvested awards at end of year	1,027	27.61	878	25.00	734	25.32

The total value of restricted stock vesting during the years ended December 31, 2010, 2009 and 2008, was $2.8 million, $2.1 million and $2.7 million. There were no SARs outstanding at December 31, 2010 and 2009.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The following table summarizes the activity and terms of outstanding options at December 31, 2010, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2007	2,489	$18.09
Exercised	(573)	15.62
Forfeited	(35)	22.35

Options outstanding at December 31, 2008	1,881	18.77
Exercised	(473)	13.92
Forfeited	(2)	22.67

Options outstanding at December 31, 2009	1,406	20.39
Exercised	(396)	18.25
Forfeited	(17)	17.69

Options outstanding at December 31, 2010	993	21.30	2.77	$8.1

At December 31, 2010, the following stock option groups were outstanding:

Range of Exercise Prices (per share)	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
$12.32—17.00	79	$14.72	2.09
$17.01—22.00	551	20.46	2.49
$22.01—27.00	363	24.00	3.30

Options outstanding at December 31, 2010	993	21.30	2.77

The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008, was $4.8 million, $6.5 million, and $8.2 million. No options were granted in 2008, 2009 or 2010. All options outstanding at December 31, 2010, were vested and exercisable.

Note 13—Terminated Pension Plan

Pension Plan. We had a noncontributory defined benefit pension plan (the Pension Plan). The plan covered substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under the plan were frozen and all participants became fully vested. In December 2009, the Board of Directors approved a plan to fund and terminate the plan. In 2010, we received final approval to terminate the plan, contributed $13.9 million to the plan, and completed the distribution of substantially all of the plan assets. Pension expense included on the consolidated statement of income for 2010 includes net actuarial losses of $19.6 million recognized due to the settlement of the plan’s obligations and $1.8 million in other net periodic pension cost.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The following table sets forth the Pension Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$36,041	$31,022
Service cost	—	—
Interest cost	1,473	1,853
Actuarial loss	3,198	4,564
Benefits and settlement payments	(39,912)	(1,398)
Prior service cost	—	—

Benefit obligation, end of year	$800	$36,041

Change in plan assets
Fair value of plan assets, beginning of year	$26,693	$21,841
Actual return on plan assets	(240)	4,750
Employer contribution	13,850	1,500
Benefits and settlement payments	(39,912)	(1,398)

Fair value of plan assets, end of year	$391	$26,693

Funded status at December 31	$(409)	$(9,348)

Amounts recognized in the consolidated balance sheets
Other accrued liabilities	$(409)	$—
Other liabilities	—	(9,348)
Accumulated other comprehensive loss	—	16,020

Net amount recognized	$(409)	$6,672

Accumulated benefit obligation	$—	$36,041

Discount rate used to determine obligation	n/a	5.00%

Plan assets and plan benefit obligations of the Pension Plan were measured as of the plan settlement date in 2010 and as of December 31, 2009. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve. The plan benefit obligation as of the plan settlement date was measured based on the amounts to be distributed in the form of lump sum payments and for the purchase of a nonparticipating group annuity contract.

Prior to December 2009, the objective of our investment policy for the management of the assets of the Pension Plan was to achieve an adequate rate of return to satisfy the obligations of the plan while keeping long-term risk to an acceptable level. In preparation for the final termination and distribution, we began investing in cash and cash equivalents with a shorter duration and fewer redemption restrictions.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The major categories of assets held by the Pension Plan, measured at fair value, as of December 31, 2010 and 2009 are as follows:

December 31,	2010	2009
Level 1:
Cash and cash equivalents	$37	$17,784
Common stock	—	1,479
Level 3:
Alternative investment funds	354	7,430

Total investments	$391	$26,693

The table below sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the years ended December 31, 2010 and 2009:

Alternative Investment Funds
Balance, December 31, 2008	$6,494
Unrealized gains	936

Balance December 31, 2009	7,430
Redemption of plan investment in funds	(6,347)
Unrealized losses	(559)
Realized losses	(261)
Realized gains	91

Balance, December 31, 2010	$354

The Level 3 asset held by the Pension Plan at December 31, 2010, consisted of a multi-strategy fund which was sold and proceeds received subsequent to December 31, 2010.

Pension expense is determined using assumptions developed at the beginning of each year. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The assumption also considered expenses that are to be paid directly by the plan.

The components of pension expense for the Pension Plan are as follows:

Year ended December 31,	2010	2009	2008
Interest cost	$1,473	$1,853	$1,833
Expected return on plan assets	(542)	(1,835)	(1,960)
Recognized net actuarial loss	862	734	482
Recognized net actuarial loss due to settlement	19,573	—	—

Pension expense	$21,366	$752	$355

Weighted average assumptions used to determine pension expense
Discount rate	5.00%	6.20%	6.00%
Expected long-term rate of return on plan assets	2.00%	7.00%	7.00%

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Amounts recognized as a component of other comprehensive income for the Pension Plan are as follows:

Year ended December 31,	2010	2009	2008
Net actuarial loss	$(3,553)	$(914)	$(8,895)
Recognized net actuarial loss due to settlement	19,573	—	—
Deferred tax (expense) benefit	(6,248)	356	3,469

Other comprehensive income (loss), net of tax	9,772	(558)	(5,426)
Accumulated other comprehensive loss, net of tax, beginning of year	(9,772)	(9,214)	(3,788)

Accumulated other comprehensive loss, net of tax, end of year	$—	$(9,772)	$(9,214)

Note 14—Retirement Plans

Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our matching contributions at our discretion, on a prospective basis. We incurred $9.1 million, $9.3 million, and $8.1 million of expense related to this plan in 2010, 2009 and 2008.

Additionally, a 401(k) plan was offered to employees of the DTC business. In connection with exiting the DTC business in 2009, we terminated this plan. This plan was voluntary to all full-time and part-time employees of this business who had completed three months of service, attained age 18 and met certain other criteria. We matched a certain percentage of each employee’s contribution and made additional discretionary contributions to eligible employees.

Retirement Plan. We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). Benefits are based on a percentage of the employees’ compensation.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The following table sets forth the Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2010	2009
Change in benefit obligation
Benefit obligation, beginning of year	$29,911	$27,628
Service cost	1,318	1,206
Interest cost	1,708	1,630
Actuarial loss	3,435	811
Benefits paid	(1,465)	(1,364)
Prior service cost	89	—

Benefit obligation, end of year	$34,996	$29,911

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	1,465	1,364
Benefits paid	(1,465)	(1,364)

Fair value of plan assets, end of year	$—	$—

Funded status at December 31	$(34,996)	$(29,911)

Amounts recognized in the consolidated balance sheets
Other accrued liabilities	$(1,606)	$(1,414)
Other liabilities	(33,390)	(28,497)
Accumulated other comprehensive loss	8,818	5,859

Net amount recognized	$(26,178)	$(24,052)

Accumulated benefit obligation	$33,671	$26,657

Weighted average assumptions used to determine benefit obligation
Discount rate	5.20%	5.75%
Rate of increase in compensation levels	3.00%	5.50%

Plan benefit obligations of the Retirement Plan were measured as of December 31, 2010 and 2009. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve. To estimate the rate of increase in compensation levels, we consider historic and expected changes in participant compensation.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The components of net periodic benefit cost for the Retirement Plan, which is included in selling, general and administrative expenses in the consolidated statements of income, are as follows:

Year ended December 31,	2010	2009	2008
Service cost	$1,318	$1,206	$1,233
Interest cost	1,708	1,630	1,584
Amortization of prior service cost	279	158	158
Recognized net actuarial loss	286	117	288

Net periodic benefit cost	$3,591	$3,111	$3,263

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.75%	6.20%	6.00%
Rate of increase in future compensation levels	5.50%	5.50%	5.50%

Amounts recognized as a component of other comprehensive income for the Retirement Plan are as follows:

Year ended December 31,	2010	2009	2008
Net actuarial (loss) gain	$(2,960)	$(537)	$1,078
Deferred tax benefit (expense)	1,155	210	(420)

Other comprehensive (loss) income, net of tax	(1,805)	(327)	658
Accumulated other comprehensive loss, net of tax, beginning of year	(3,574)	(3,247)	(3,905)

Accumulated other comprehensive loss, net of tax, end of year	$(5,379)	$(3,574)	$(3,247)

Amounts recognized as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.6 million of the net actuarial loss and $0.3 million of the prior service cost reported in the following table as of December 31, 2010, as a component of net periodic benefit cost during 2011.

Year ended December 31,	2010	2009
Net actuarial loss	$(8,291)	$(5,142)
Prior service cost	(527)	(717)
Deferred tax benefit	3,439	2,285

Amounts included in accumulated other comprehensive loss, net of tax	$(5,379)	$(3,574)

As of December 31, 2010, the expected benefit payments required for each of the next five years and the five-year period thereafter for the Retirement Plan are as follows:

Year
2011	$1,647
2012	1,741
2013	1,818
2014	1,979
2015	2,022
2016-2020	12,953

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 15—Income Taxes

Total income tax expense (benefit) is allocated as follows:

Year ended December 31,	2010	2009	2008
Continuing operations	$71,034	$71,388	$63,469
Discontinued operations	—	(7,369)	(4,557)

Total income tax expense	$71,034	$64,019	$58,912

The income tax provision for continuing operations consists of the following:

Year ended December 31,	2010	2009	2008
Current tax provision:
Federal	$60,882	$51,548	$39,571
State	10,246	8,971	6,280

Total current provision	71,128	60,519	45,851

Deferred tax provision:
Federal	(545)	9,794	15,510
State	451	1,075	2,108

Total deferred provision	(94)	10,869	17,618

Total income tax provision	$71,034	$71,388	$63,469

A reconciliation of the federal statutory rate to our effective income tax rate for continuing operations is shown below:

Year ended December 31,	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.8%	3.5%	3.3%
Other	0.3%	(0.6%)	0.2%

Effective income tax rate	39.1%	37.9%	38.5%

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Year ended December 31,	2010	2009
Deferred tax assets:
Employee benefit plans	$25,183	$24,844
Allowance for losses on accounts and notes receivable	3,245	12,452
Accrued liabilities not currently deductible	16,735	10,081
Finance charges	7,867	8,609
Intangible assets	3,623	3,100
Other	902	540

Total deferred tax assets	57,555	59,626

Deferred tax liabilities:
Merchandise inventories	68,071	59,428
Goodwill	26,637	23,157
Property and equipment	7,524	7,759
Insurance	1,240	1,958
Computer software	5,104	1,555
Other	168	500

Total deferred tax liabilities	108,744	94,357

Net deferred tax liability	$(51,189)	$(34,731)

At December 31, 2010 and 2009, we had deferred tax assets related to discontinued operations of $0.7 million and $12.6 million. These deferred tax items include allowances for losses on accounts and notes receivable, accrued liabilities not currently deductible, intangible assets, and direct response advertising costs. Upon the sale of the discontinued operations, the tax attributes of the discontinued operations remained with the continuing operations.

Based on management’s judgments using available evidence about future events, management believes it is more likely than not that we will realize the benefits of our deferred tax assets. The valuation allowance at December 31, 2010 and 2009 and changes in the valuation allowance for 2010, 2009 and 2008 were not material.

Cash payments for income taxes, including interest, for 2010, 2009, and 2008 were $55.9 million, $57.3 million, and $58.1 million.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

At December 31, 2010 and 2009, the liability for unrecognized tax benefits was $13.4 million and $21.4 million. At December 31, 2010 and 2009, the liability for unrecognized tax benefits of the discontinued operations was approximately $0.2 million and $2.5 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2010	2009
Unrecognized tax benefits at January 1,	$21,431	$21,081
Increases for positions taken during current period	1,896	2,259
Increases for positions taken during prior periods	61	3,237
Decreases for positions taken during prior periods	(9,902)	(3,287)
Lapse of statute of limitations	(13)	(1,304)
Settlements with taxing authorities	(61)	(555)

Unrecognized tax benefit at December 31,	$13,412	$21,431

Included in the liability for unrecognized tax benefits at December 31, 2010 and 2009, were $10.9 million and $18.9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $2.4 million and $2.3 million at December 31, 2010 and 2009, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2010 and 2009 was $0.6 million and $0.5 million. Interest expense recognized during 2010 was $0.2 million. Interest income recognized during 2009 and 2008 was $1.4 million and $0.3 million. There were no penalties accrued at December 31, 2010 or 2009 or recognized in 2010, 2009 and 2008.

Our 2009 and 2008 federal income tax returns are subject to examination. Our income tax returns for state and local jurisdictions are generally open for the years 2007 through 2009; however, certain returns may be subject to examination for differing periods.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Note 16—Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the years ended December 31, 2010, 2009, and 2008.

Year ended December 31,	2010	2009	2008
Numerator:
Income from continuing operations	$110,579	$116,859	$101,257
Less: income allocated to unvested restricted shares	(1,167)	(1,282)	(793)

Income from continuing operations attributable to common shareholders—basic	109,412	115,577	100,464
Add: undistributed income attributable to unvested restricted shares—basic	555	787	534
Less: undistributed income reallocated to unvested restricted shares—diluted	(553)	(783)	(529)

Income from continuing operations attributable to common shareholders—diluted	$109,414	$115,581	$100,469

Denominator:
Weighted average shares outstanding—basic	62,315	61,716	61,189
Dilutive shares—stock options	248	368	572

Weighted average shares outstanding—diluted	62,563	62,084	61,761

Income from continuing operations per share attributable to common shareholders:
Basic	$1.76	$1.87	$1.64
Diluted	$1.75	$1.86	$1.63

Note 17—Shareholders’ Equity

The number of shares of common stock issuable upon exercise of outstanding stock options or achievement of certain performance criteria and the number of shares reserved for issuance under our share-based compensation plan and shareholder rights agreement were proportionately increased for the Stock Split, described in Note 1, in accordance with terms of the respective plans. The Stock Split was recorded by a transfer of $42.1 million from paid-in capital to common stock, representing a $2 par value for each additional share issued. The number of authorized common shares remained at 200 million, and the number of authorized preferred shares, none of which have been issued, remained at 10 million.

We have a shareholder rights agreement under which one Right is attendant to each outstanding share of our common stock. Adjusted for the Stock Split, each Right entitles the registered holder to purchase from us one fifteen-hundredth of a share of a new Series A Participating Cumulative Preferred Stock (New Series A Preferred Stock) at an exercise price of $66.67 (New Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires more than 15% of the outstanding shares of our common stock, or if the Board of Directors so determines following the commencement of a public announcement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 15% of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the New Purchase Price, New Series A Preferred Stock (or in certain circumstances, cash, property or other securities of ours or a potential acquirer) having a value equal to twice the

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

amount of the New Purchase Price. The agreement is subject to review every three years by our independent directors. The Rights will expire on April 30, 2014, if not earlier redeemed.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time.

Note 18—Commitments and Contingencies

We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services through July 2014. The commitment is cancelable with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. The maximum termination fee payable was $3.6 million at December 31, 2010, declining each year to zero at the end of the final contract year.

Assuming no early termination of the contract, the fixed and determinable portion of the remaining obligations under this agreement ranges from $32.3 million in 2011 to $18.2 million in 2014, totaling $113.6 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in our medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. We paid $46.6 million, $52.9 million, and $51.8 million under this contract in 2010, 2009, and 2008. We have recorded approximately $4.9 million of capital lease assets associated with this outsourcing contract.

We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to ten years. Certain leases include renewal options, generally for five-year increments. We also lease most of our transportation and material handling equipment for terms generally ranging from five to eight years. At December 31, 2010, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year are as follows:

Total
2011	$43,677
2012	35,331
2013	29,668
2014	19,371
2015	13,048
Later years	13,830

Total minimum payments	$154,925

Rent expense for all operating leases for the years ended December 31, 2010, 2009, and 2008, was $55.3 million, $54.2 million, and $50.7 million.

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $4.4 million as of December 31, 2010. If none of the

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: 2011—$1.0 million; 2012—$0.8 million; and 2013—$2.6 million. None of these contingent obligations were accrued at December 31, 2010, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of December 31, 2010, $1.1 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us beginning with the third quarter of 2007. As a result of this review, we may receive tax incentive payments for all or some of these periods. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, the variability in sales and our operations in California.

Prior to exiting the DTC business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

Note 19—Legal Proceedings

We are subject to various legal actions that are ordinary and incidental to our business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, we believe that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by our insurance coverage, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, we believe, based on current knowledge and the advice of counsel, that the outcome of currently pending matters, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Note 20—Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc., on a combined basis; the guarantors of Owens & Minor, Inc.’s Senior Notes; and the non-guarantor subsidiaries of the Senior Notes. Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees, and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,121,944	$1,664	$—	$8,123,608
Cost of goods sold	—	7,315,791	92	—	7,315,883

Gross margin	—	806,153	1,572	—	807,725
Selling, general and administrative expenses	1,900	560,550	1,719	—	564,169
Pension expense	—	21,366	—		21,366
Depreciation and amortization	—	29,144	4	—	29,148
Other operating income, net	(313)	(2,581)	—	—	(2,894)

Operating (loss) earnings	(1,587)	197,674	(151)	—	195,936
Interest expense, net	10,396	3,861	66	—	14,323

Income (loss) from continuing operations before income taxes	(11,983)	193,813	(217)	—	181,613
Income tax (benefit) provision	(4,687)	75,806	(85)	—	71,034
Equity in earnings of subsidiaries	117,875	—	—	(117,875)	—

Income (loss) from continuing operations	110,579	118,007	(132)	(117,875)	110,579
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$110,579	$118,007	$(132)	$(117,875)	$110,579

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,036,886	$738	$—	$8,037,624
Cost of goods sold	—	7,223,185	52	—	7,223,237

Gross margin	—	813,701	686	—	814,387
Selling, general and administrative expenses	2,254	589,025	1,061	—	592,340
Pension expense	—	752	—	—	752
Depreciation and amortization	—	25,233	32	—	25,265
Other operating (income) and expense, net	—	(5,370)	125	—	(5,245)

Operating (loss) earnings	(2,254)	204,061	(532)	—	201,275
Interest (income) expense, net	(1,317)	14,277	68	—	13,028
Equity in earnings of subsidiaries	105,240	—	—	(105,240)	—

Income (loss) from continuing operations before income taxes	104,303	189,784	(600)	(105,240)	188,247
Income tax (benefit) provision	(355)	71,971	(228)	—	71,388

Income (loss) from continuing operations	104,658	117,813	(372)	(105,240)	116,859
Loss from discontinued operations, net of tax	—	—	(12,201)	—	(12,201)

Net income (loss)	$104,658	$117,813	$(12,573)	$(105,240)	$104,658

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$7,243,237	$—	$—	$7,243,237
Cost of goods sold	—	6,502,129	—	—	6,502,129

Gross margin	—	741,108	—	—	741,108
Selling, general and administrative expenses	1,607	543,287	—	—	544,894
Pension expense	—	355	—	—	355
Depreciation and amortization	—	21,955	—	—	21,955
Other operating income, net	—	(6,821)	—	—	(6,821)

Operating (loss) earnings	(1,607)	182,332	—	—	180,725
Interest (income) expense, net	(598)	16,597	—	—	15,999
Equity in earnings of subsidiaries	93,946	—	—	(93,946)	—

Income from continuing operations before income taxes	92,937	165,735	—	(93,946)	164,726
Income tax (benefit) provision	(390)	63,859	—	—	63,469

Income from continuing operations	93,327	101,876	—	(93,946)	101,257
Loss from discontinued operations, net of tax	—	—	(7,930)	—	(7,930)

Net income (loss)	$93,327	$101,876	$(7,930)	$(93,946)	$93,327

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,897	$2,316	$—	$—	$159,213
Accounts and notes receivable, net	313	471,348	—	—	471,661
Merchandise inventories	—	720,116	—	—	720,116
Other current assets	118	52,438	243	—	52,799

Total current assets	157,328	1,246,218	243	—	1,403,789
Property and equipment, net	—	101,542	3	—	101,545
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	24,825	—	—	24,825
Due from O&M and subsidiaries	—	84,966	41,523	(126,489)	—
Advances to and investments in consolidated subsidiaries	1,036,211	—	—	(1,036,211)	—
Other assets, net	1,450	43,159	—	—	44,609

Total assets	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$531,732	$3	$—	$531,735
Accrued payroll and related liabilities	—	20,570	18	—	20,588
Deferred income taxes	—	39,082	—	—	39,082
Other accrued liabilities	6,197	96,311	289	—	102,797
Current liabilities of discontinued operations	—	—	279	—	279

Total current liabilities	6,197	687,695	589	—	694,481
Long-term debt, excluding current portion	204,785	4,311	—	—	209,096
Due to O&M and subsidiaries	126,489	—	—	(126,489)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	12,107	—	—	12,107
Other liabilities	—	48,837	—	—	48,837

Total liabilities	337,471	891,840	589	(265,379)	964,521

Shareholders’ equity
Common stock	126,867	—	1,500	(1,500)	126,867
Paid-in capital	165,447	242,024	62,814	(304,838)	165,447
Retained earnings (deficit)	570,320	619,496	(23,134)	(596,362)	570,320
Accumulated other comprehensive loss	(5,116)	(5,379)	—	5,379	(5,116)

Total shareholders’ equity	857,518	856,141	41,180	(897,321)	857,518

Total liabilities and shareholders’ equity	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$92,088	$3,765	$283	$—	$96,136
Accounts and notes receivable, net	—	498,080	—	—	498,080
Merchandise inventories	—	689,889	—	—	689,889
Other current assets	136	57,824	2	—	57,962

Total current assets	92,224	1,249,558	285	—	1,342,067
Property and equipment, net	—	84,960	5	—	84,965
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	27,809	—	—	27,809
Due from O&M and subsidiaries	—	—	43,380	(43,380)	—
Advances to and investments in consolidated subsidiaries	925,370	—	—	(925,370)	—
Other assets, net	1,633	43,341	2	—	44,976

Total assets	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$546,984	$5	$—	$546,989
Accrued payroll and related liabilities	—	34,870	15	—	34,885
Deferred income taxes	—	25,784	—	—	25,784
Other accrued liabilities	5,684	84,433	402	—	90,519
Current liabilities of discontinued operations	—	—	1,939	—	1,939

Total current liabilities	5,684	692,071	2,361	—	700,116
Long-term debt, excluding current portion	205,682	2,736	—	—	208,418
Due to O&M and subsidiaries	38,682	4,698	—	(43,380)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	8,947			8,947
Other liabilities and deferred income taxes	—	60,428	—	—	60,428

Total liabilities	250,048	907,770	2,361	(182,270)	977,909

Shareholders’ equity
Common stock	83,827	—	1,500	(1,500)	83,827
Paid-in capital	193,905	242,024	62,814	(304,838)	193,905
Retained earnings (deficit)	504,480	516,491	(23,003)	(493,488)	504,480
Accumulated other comprehensive loss	(13,033)	(13,346)	—	13,346	(13,033)

Total shareholders’ equity	769,179	745,169	41,311	(786,480)	769,179

Total liabilities and shareholders’ equity	$1,019,227	$1,652,939	$43,672	$(968,750)	$1,747,088

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$110,579	$118,007	$(132)	$(117,875)	$110,579
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(117,875)	—	—	117,875	—
Depreciation and amortization	—	29,144	4	—	29,148
Pension expense	—	21,366	—	—	21,366
Pension contributions	—	(13,850)	—	—	(13,850)
Share-based compensation expense	534	5,824	—	—	6,358
Deferred income tax benefit	—	(94)	—	—	(94)
Provision for losses on accounts and notes receivable	—	1,808	—	—	1,808
Provision for LIFO reserve	—	11,088	—	—	11,088
Changes in operating assets and liabilities:
Accounts and notes receivable	(313)	24,924	—	—	24,611
Merchandise inventories	—	(41,315)	—	—	(41,315)
Accounts payable	—	86,148	(2)	—	86,146
Net change in other assets and liabilities	(142)	9,825	(349)	—	9,334
Other, net	(1,153)	557	—	—	(596)

Cash provided by (used for) operating activities of continuing operations	(8,370)	253,432	(479)	—	244,583

Investing activities:
Additions to property and equipment	—	(31,221)	—	—	(31,221)
Additions to computer software and intangible assets	—	(10,128)	—	—	(10,128)
Proceeds from sale of property and equipment	—	3,926	—	—	3,926

Cash used for investing activities of continuing operations	—	(37,423)	—	—	(37,423)

Financing activities:
Change in intercompany advances	108,634	(110,490)	1,856	—	—
Cash dividends paid	(44,780)	—	—	—	(44,780)
Decrease in drafts payable	—	(101,400)	—	—	(101,400)
Proceeds from exercise of stock options	7,234	—	—	—	7,234
Excess tax benefits related to share-based compensation	2,091	—	—	—	2,091
Other, net	—	(5,568)	—	—	(5,568)

Cash (used for) provided by financing activities of continuing operations	73,179	(217,458)	1,856	—	(142,423)

Discontinued operations:
Operating cash flows	—	—	(1,660)	—	(1,660)

Net cash used for discontinued operations	—	—	(1,660)	—	(1,660)

Net increase (decrease) in cash and cash equivalents	64,809	(1,449)	(283)	—	63,077
Cash and cash equivalents at beginning of year	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of year	$156,897	$2,316	$—	$—	$159,213

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$104,658	$117,813	$(12,573)	$(105,240)	$104,658
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(105,240)	—	—	105,240	—
Loss from discontinued operations	—	—	12,201	—	12,201
Depreciation and amortization	—	25,233	32	—	25,265
Provision for losses on accounts and notes receivable	—	3,976	—	—	3,976
Provision for LIFO reserve	—	2,708	—	—	2,708
Share-based compensation expense	520	6,515	—	—	7,035
Deferred income tax provision	—	10,869	—	—	10,869
Pension expense	—	752	—	—	752
Pension contributions	—	(1,500)	—	—	(1,500)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	19,239	16	—	19,255
Merchandise inventories	—	(13,538)	10	—	(13,528)
Accounts payable	—	(18,705)	(50)	—	(18,755)
Net change in other assets and liabilities	185	13,667	(96)	—	13,756
Other, net	(1,533)	161	—	—	(1,372)

Cash provided by (used for) operating activities of continuing operations	(1,410)	167,190	(460)	—	165,320

Investing activities:
Additions to property and equipment	—	(19,739)	(7)	—	(19,746)
Additions to computer software	—	(12,543)	—	—	(12,543)
Net cash received for acquisition of business	—	6,994	—	—	6,994
Proceeds from sale of property and equipment	—	4,080	—	—	4,080

Cash used for investing activities of continuing operations	—	(21,208)	(7)	—	(21,215)

Financing activities:
Change in intercompany advances	116,817	(43,259)	(73,558)	—	—
Payments on revolving credit facility	—	(301,964)	—	—	(301,964)
Borrowings on revolving credit facility	—	151,386	—	—	151,386
Cash dividends paid	(38,370)	—	—	—	(38,370)
Increase in drafts payable	—	52,718	—	—	52,718
Proceeds from exercise of stock options	6,593	—	—	—	6,593
Excess tax benefits related to share-based compensation	2,570	—	—	—	2,570
Other, net	—	(2,045)	—	—	(2,045)

Cash used for financing activities of continuing operations	87,610	(143,164)	(73,558)	—	(129,112)

Discontinued operations:
Operating cash flows	—	—	10,257	—	10,257
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	73,257	—	73,257

Net increase (decrease) in cash and cash equivalents	86,200	2,818	(768)	—	88,250
Cash and cash equivalents at beginning of year	5,888	947	1,051	—	7,886

Cash and cash equivalents at end of year	$92,088	$3,765	$283	$—	$96,136

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(in thousands unless otherwise indicated)

Condensed Consolidating Financial Information

Year ended December 31, 2008	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$93,327	$101,876	$(7,930)	$(93,946)	$93,327
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(93,946)	—	—	93,946	—
Loss from discontinued operations	—	—	7,930	—	7,930
Depreciation and amortization	—	21,955	—	—	21,955
Pension expense	—	355	—	—	355
Pension contributions	—	(1,500)	—	—	(1,500)
Provision for losses on accounts and notes receivable	—	4,274	—	—	4,274
Provision for LIFO reserve	—	13,172	—	—	13,172
Share-based compensation expense	654	6,909	—	—	7,563
Deferred income tax provision	—	17,618	—	—	17,618
Loss on interest rate swaps	3,141	—	—	—	3,141
Changes in operating assets and liabilities:					—
Accounts and notes receivable	—	(48,464)	—	—	(48,464)
Merchandise inventories	—	(56,150)	(6)	—	(56,156)
Accounts payable	—	(13,454)	(130)	—	(13,584)
Net change in other assets and liabilities	(410)	14,265	4	—	13,859
Other, net	(1,309)	697	—	—	(612)

Cash provided by (used for) operating activities of continuing operations	1,457	61,553	(132)	—	62,878

Investing activities:
Additions to property and equipment	—	(17,669)	—	—	(17,669)
Additions to computer software	—	(9,339)	58	—	(9,281)
Net cash paid for acquisition of business	—	(96,790)	—	—	(96,790)
Proceeds from sale of property and equipment	—	409	—	—	409

Cash (used for) provided by investing activities of continuing operations	—	(123,389)	58	—	(123,331)

Financing activities:
Change in intercompany advances	20,587	(28,660)	8,073	—	—
Payments on revolving credit facility	—	(668,836)	—	—	(668,836)
Borrowings on revolving credit facility	—	742,914	—	—	742,914
Cash dividends paid	(33,048)	—	—	—	(33,048)
Increase in drafts payable	—	11,316	—	—	11,316
Proceeds from exercise of stock options	8,968	—	—	—	8,968
Excess tax benefits related to share-based compensation	3,421	—	—	—	3,421
Proceeds from termination of interest rate swaps	3,795	—	—	—	3,795
Other, net	—	(3,267)	—	—	(3,267)

Cash (used for) provided by financing activities of continuing operations	3,723	53,467	8,073	—	65,263

Discontinued operations:
Operating cash flows	—	—	(7,115)	—	(7,115)
Investing cash flows	—	—	(204)	—	(204)

Net cash used for discontinued operations	—	—	(7,319)	—	(7,319)

Net increase (decrease) in cash and cash equivalents	5,180	(8,369)	680	—	(2,509)
Cash and cash equivalents at beginning of year	708	9,316	371	—	10,395

Cash and cash equivalents at end of year	$5,888	$947	$1,051	$—	$7,886

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 25, 2011

SELECTED QUARTERLY FINANCIAL INFORMATION

(unaudited)

	Year Ended December 31, 2010(1)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)
Net revenue	$1,969,670	$2,019,893	$2,063,879	$2,070,166
Gross margin	197,001	198,940	203,954	207,830
Income from continuing operations	$27,817	$29,469	$31,505	$21,788
Income (loss) from discontinued operations, net of tax	—	—	—	—

Net income	$27,817	$29,469	$31,505	$21,788

Income per common share—basic:
Continued operations	$0.44	$0.47	$0.50	$0.35
Discontinued operations	—	—	—	—

Net income per share—basic	$0.44	$0.47	$0.50	$0.35

Income per common share—diluted:
Continued operations	$0.44	$0.46	$0.50	$0.34
Discontinued operations	—	—	—	—

Net income per share—diluted	$0.44	$0.46	$0.50	$0.34

Cash dividends per common share	$0.177	$0.177	$0.177	$0.177
Market price:
High	$31.19	$32.60	$29.28	$30.08
Low	26.73	28.06	26.02	27.52

	Year Ended December 31, 2009(1)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$1,948,628	$2,013,780	$2,034,792	$2,040,424
Gross margin	189,896	204,771	211,206	208,513
Income from continuing operations	$22,358	$27,775	$34,687	$32,039
(Loss) income from discontinued operations, net of tax(2)	(8,382)	(4,127)	—	308

Net income	$13,976	$23,648	$34,687	$32,347

Income (loss) per common share—basic:
Continued operations	$0.36	$0.45	$0.56	$0.51
Discontinued operations	(0.13)	(0.07)	—	0.01

Net income per share—basic	$0.23	$0.38	$0.56	$0.52

Income (loss) per common share—diluted:
Continued operations	$0.36	$0.44	$0.55	$0.51
Discontinued operations	(0.14)	(0.06)	—	—

Net income per share—diluted	$0.22	$0.38	$0.55	$0.51

Cash dividends per common share	$0.153	$0.153	$0.153	$0.153
Market price:
High	$28.39	$29.39	$30.83	$32.25
Low	20.13	21.14	28.20	25.52

(1)	Per share data for prior periods have been retroactively adjusted to reflect a three-for-two stock split effected on March 31, 2010. See Note 1 of Notes to Consolidated Financial Statements.
(2)

In January 2009, we exited our direct-to-consumer distribution business (DTC business). We incurred charges associated with exiting the DTC business in the first and second quarters of 2009. See Note 4 of Notes to Consolidated Financial Statements.

(3)	We terminated our defined benefit plan in the fourth quarter of 2010 and recognized a settlement charge of $19.6 million ($11.9 million after taxes, or $0.19 per common share).

Index to Exhibits

2.1	Form of Asset Purchase Agreement dated as of August 19, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated August 22, 2008)

2.2	Form of First Amendment to Asset Purchase Agreement dated as of September 30, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated October 6, 2008)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated October 26, 2010)

4.1	Form of Credit Agreement, dated June 7, 2010, among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified on the signature pages hereto and Bank of America, N.A. (as administrative agent) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated June 10, 2010)

4.2	Indenture, dated as of April 7, 2006, for the Senior Notes due 2016 among the Company, Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated April 7, 2006)

4.3	Form of Global Security for the Senior Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated April 7, 2006)

4.4	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.3	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.4	Amendment to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarter ended March 31, 2008)*

10.5	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.6	Amendment to 2003 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2008)*

10.7	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2008)*

10.8	Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.9	Deferral Election Form for The Owens & Minor, Inc. Directors’ Deferred Compensation Plan* filed herewith.

10.10	Form of Owens & Minor, Inc. Executive Severance Agreement (effective January 1, 2011)* filed herewith.

10.11	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005* (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.12	Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.13	Owens & Minor, Inc. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005* filed herewith.

10.14	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.15	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.16	Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.17	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.18	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.19	Resolutions of the Board of Directors of the Company amending the Owens & Minor, Inc. Pension Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.20	Amendment No. 3 to Pension Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended September 30, 2008)*

10.21	Fourth Amendment to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.24, for the year ended December 31, 2009) *

10.22	Fifth, Sixth, and Seventh Amendments to Pension Plan* filed herewith.

10.23	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.24	Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.25	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.26	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 17, 2010 (File No. 001-09810))*

10.27	Form of Owens & Minor, Inc. Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.28	Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.29	Form of Performance Accelerated Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated May 3, 2006)*

10.30	Form of 2008 Performance Share Award Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2008)*

10.31	Form of 2009 Performance Share Award Agreement (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.33, for the year ended December 31, 2008)*

10.32	Form of Performance Share Award Agreement* filed herewith.

10.33	2010 Incentive Program (incorporated herein by reference to the Company’s Current Report on Form 8-K, dated November 21, 2009)*

10.34	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.35	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.36	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15—Net Income per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2011.

OWENS & MINOR, INC.

/S/ CRAIG R. SMITH
Craig R. Smith President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2011:

/S/ CRAIG R. SMITH Craig R. Smith President & Chief Executive Officer	/S/ JOHN W. GERDELMAN John W. Gerdelman Director

/S/ JAMES L. BIERMAN James L. Bierman Senior Vice President & Chief Financial Officer (Principal Financial Officer)	/S/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr. Director

/S/ D. ANDREW EDWARDS D. Andrew Edwards Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	/S/ PETER S. REDDING Peter S. Redding Director

/S/ G. GILMER MINOR, III G. Gilmer Minor, III Chairman of the Board of Directors	/S/ JAMES E. ROGERS James E. Rogers Lead Director

/S/ A. MARSHALL ACUFF, JR. A. Marshall Acuff, Jr. Director	/S/ ROBERT C. SLEDD Robert C. Sledd Director

/S/ J. ALFRED BROADDUS, JR. J. Alfred Broaddus, Jr. Director	/S/ JAMES E. UKROP James E. Ukrop Director

/S/ JOHN T. CROTTY John T. Crotty Director	/S/ ANNE MARIE WHITTEMORE Anne Marie Whittemore Director

/S/ RICHARD E. FOGG Richard E. Fogg Director

Corporate Officers

Craig R. Smith (59)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with us since 1989.

Charles C. Colpo (53)

Executive Vice President & Chief Operating Officer

Executive Vice President & Chief Operating Officer since 2010. Previously, Mr. Colpo served as Executive Vice President, Administration, from 2008 until 2010. Prior to that, Mr. Colpo served as Senior Vice President, Operations, from 1999 until 2008. He also served as Senior Vice President, Operations & Technology, from April 2005 to July 2006. Mr. Colpo has been with the company since 1981.

James L. Bierman (58)

Senior Vice President & Chief Financial Officer

Senior Vice President & Chief Financial Officer since joining Owens & Minor in June 2007. Previously, Mr. Bierman served as Executive Vice President & Chief Financial Officer at Quintiles Transnational Corp. from 2001 to 2004. He joined Quintiles in 1998. Prior to that Mr. Bierman was a partner of Arthur Andersen LLP from 1988 to 1998.

D. Andrew Edwards (52)

Vice President, Controller & Chief Accounting Officer

Vice President, Controller & Chief Accounting Officer, since April 2010. Previously, Mr. Edwards served as Vice President, Finance, from December 2009 until April 2010. Prior to joining Owens & Minor, Mr. Edwards served as Vice President & Chief Financial Officer at Tredegar Corporation from August 2003 to December 2009. He joined Tredegar in 1992.

E.V. Clarke (50)

Executive Vice President, Supply Chain

Executive Vice President, Supply Chain, since 2010. Previously Mr. Clarke served as Executive Vice President, Distribution, from 2008 until April 2010, and Group Vice President, Sales & Distribution, from October 2006 until 2008. Prior to that, he served as President of Acute-Care for McKesson Medical-Surgical from April 2002 until September 2006, when the business was acquired by Owens & Minor.

Erika T. Davis (47)

Senior Vice President, Human Resources

Senior Vice President, Human Resources, since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with us since 1993.

Grace R. den Hartog (59)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary, since joining Owens & Minor in 2003. Previously, Ms. den Hartog served as a partner of McGuireWoods LLP from 1990 to 2003.

Hugh F. Gouldthorpe, Jr. (72)

Retired Vice President, Quality & Communications

Vice President, Quality & Communications, since 1993. Mr. Gouldthorpe joined the company in 1986. He retired in December 2010.

Richard W. Mears (50)

Senior Vice President, Chief Information Officer

Senior Vice President, Chief Information Officer, since joining Owens & Minor in 2005. Previously, Mr. Mears was an Executive Director with Perot Systems (now Dell Perot Systems) from 2003 to 2005, and an account executive from 1998 to 2003.

W. Marshall Simpson (42)

Senior Vice President, Sales & Operations

Senior Vice President, Sales & Operations, since April 2010. Previously, Mr. Simpson served as Senior Vice President Sales & Marketing, from 2007 until April 2010, Group Vice President, Sales & Distribution, from 2005 until 2007, and as Regional Vice President from 2004 to 2005. Prior to that, Mr. Simpson served as Operating Vice President of Corporate Accounts from 2003 until 2004, and as Operating Vice President of Business Integration from 2002 to 2003. Mr. Simpson has been with the company since 1991.

Mark A. Van Sumeren (53)

Senior Vice President, Strategy & Business Development

Senior Vice President, Strategy & Business Development, since 2007, and Senior Vice President, Business Development, since 2006. Prior to that, Mr. Van Sumeren was Senior Vice President, OMSolutions SM from 2003 to 2006. Mr. Van Sumeren previously served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003. He has been with the company since 2003.

Numbers inside parentheses indicate age.