Form 10-Q
period 2011-03-31
OWENS & MINOR INC/VA/
filed 2011-04-29
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 22, 2011, was 63,745,227 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Net revenue	$2,123,815	$1,969,670
Cost of goods sold	1,913,040	1,772,669

Gross margin	210,775	197,001
Selling, general and administrative expenses	151,631	141,072
Pension expense	—	641
Depreciation and amortization	8,767	6,789
Other operating income, net	(620)	(652)

Operating earnings	50,997	49,151
Interest expense, net	3,717	3,299

Income before income taxes	47,280	45,852
Income tax provision	18,540	18,035

Net income	$28,740	$27,817

Net income per common share – basic	$0.45	$0.44
Net income per common share – diluted	$0.45	$0.44
Cash dividends per common share	$0.200	$0.177

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$185,850	$159,213
Accounts and notes receivable, net of allowances of $15,552 and $15,436	520,688	471,661
Merchandise inventories	729,546	720,116
Other current assets	57,150	52,799

Total current assets	1,493,234	1,403,789
Property and equipment, net of accumulated depreciation of $94,073 and $89,248	100,672	101,545
Goodwill, net	247,271	247,271
Intangible assets, net	24,411	24,825
Other assets, net	45,592	44,609

Total assets	$1,911,180	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$604,477	$531,735
Accrued payroll and related liabilities	11,192	20,588
Deferred income taxes	37,224	39,082
Other accrued liabilities	107,943	103,076

Total current liabilities	760,836	694,481
Long-term debt, excluding current portion	209,007	209,096
Deferred income taxes	12,182	12,107
Other liabilities	48,469	48,837

Total liabilities	1,030,494	964,521

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized –10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized –200,000 shares; issued and outstanding – 63,713 shares and 63,433 shares	127,426	126,867
Paid-in capital	172,028	165,447
Retained earnings	586,274	570,320
Accumulated other comprehensive loss	(5,042)	(5,116)

Total shareholders’ equity	880,686	857,518

Total liabilities and shareholders’ equity	$1,911,180	$1,822,039

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Operating activities:
Net income	$28,740	$27,817
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Provision for LIFO reserve	11,265	8,270
Depreciation and amortization	8,767	6,789
Share-based compensation expense	3,021	2,965
Provision for losses on accounts and notes receivable	359	930
Pension expense	—	641
Pension contributions	(543)	(5,000)
Deferred income tax benefit	(1,830)	(1,323)
Changes in operating assets and liabilities:
Accounts and notes receivable	(49,386)	18,446
Merchandise inventories	(20,695)	11,623
Accounts payable	79,642	67,474
Net change in other assets and liabilities	(8,096)	828
Other, net	175	10

Cash provided by operating activities of continuing operations	51,419	139,470

Investing activities:
Additions to property and equipment	(4,128)	(5,848)
Additions to computer software and intangible assets	(3,010)	(2,042)
Proceeds from sale of property and equipment	41	33

Cash used for investing activities of continuing operations	(7,097)	(7,857)

Financing activities:
Cash dividends paid	(12,786)	(11,138)
Decrease in drafts payable	(6,900)	(72,300)
Proceeds from exercise of stock options	3,594	2,981
Excess tax benefits related to share-based compensation	874	928
Other, net	(2,366)	(1,403)

Cash used for financing activities of continuing operations	(17,584)	(80,932)

Discontinued operations:
Operating cash flows	(101)	(460)

Net cash used for discontinued operations	(101)	(460)

Net increase in cash and cash equivalents	26,637	50,221
Cash and cash equivalents at beginning of period	159,213	96,136

Cash and cash equivalents at end of period	$185,850	$146,357

Supplemental disclosure of cash flow information:
Income taxes paid, net	$5,439	$1,153
Interest paid	$564	$86

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes In Shareholders’ Equity

(unaudited)

(in thousands, except per share data)
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$769,179
Net income				27,817		27,817
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $162 tax expense					254	254
Cash flow hedge activity, net of $8 tax benefit					(12)	(12)

Comprehensive income						28,059

Cash dividends ($0.177 per share)				(11,138)		(11,138)
Stock split (three-for-two)		42,126	(42,126)			—
Share-based compensation expense, excercises and other	319	425	5,977			6,402

Balance March 31, 2010	63,189	$126,378	$157,756	$521,159	$(12,791)	$792,502

Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$857,518
Net income				28,740		28,740
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $55 tax expense					86	86
Cash flow hedge activity, net of $8 tax benefit					(12)	(12)

Comprehensive income						28,814

Cash dividends ($0.200 per share)				(12,786)		(12,786)
Share-based compensation expense, excercises and other	280	559	6,581			7,140

Balance March 31, 2011	63,713	$127,426	$172,028	$586,274	$(5,042)	$880,686

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us or our) as of March 31, 2011, and December 31, 2010, and the consolidated results of operations, cash flows and changes in shareholders’ equity for the three months ended March 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full-year.

On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010 (Stock Split). All share and per-share data (except par value) have been retroactively adjusted to reflect this Stock Split for all periods presented.

In January 2009, we exited the direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations for all periods presented, and unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including note disclosures, contain only information related to our continuing operations.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.

2.	Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 5 for the fair value of long-term debt.

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $7.4 million at March 31, 2011, and December 31, 2010, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale within one year; however, the ultimate timing is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at March 31, 2011, and December 31, 2010, are as follows:

	Customer Relationships	Other Intangibles	Total
At March 31, 2011:
Gross intangible assets	$31,621	$4,720	$36,341
Accumulated amortization	(7,798)	(4,132)	(11,930)

Net intangible assets	$23,823	$588	$24,411

At December 31, 2010:
Gross intangible assets	$31,300	$4,670	$35,970
Accumulated amortization	(7,257)	(3,888)	(11,145)

Net intangible assets	$24,043	$782	$24,825

Amortization expense for intangible assets was $0.8 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: remainder of 2011 – $2.3 million; 2012 – $2.2 million; 2013 – $2.1 million; 2014 – $2.1 million; 2015 – $2.1 million and 2016 – $2.1 million.

4.	Retirement Plan and Terminated Pension Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). The components of net periodic benefit cost of the Retirement Plan, which are included in selling, general and administrative expenses, for the three months ended March 31, 2011 and 2010, are as follows:

	Retirement Plan
Three months ended March 31,	2011	2010
Service cost	$330	$333
Interest cost	427	434
Amortization of prior service cost	70	71
Recognized net actuarial loss	71	80

Net periodic benefit cost	$898	$918

Prior to 2011, we had a noncontributory defined benefit pension plan (the Pension Plan) under which benefits had been frozen since 1996. In the fourth quarter of 2010, we terminated the Pension Plan and completed the distribution of substantially all of the plan assets. During the first quarter of 2010, we contributed $5.0 million to this Pension Plan. The components of pension expense of the Pension Plan for the three months ended March 31, 2010, are as follows:

Terminated Pension Plan
Three months ended March 31,	2010
Interest cost	$444
Expected return on plan assets	(68)
Recognized net actuarial loss	265

Pension expense	$641

5.	Debt

We have $200 million of senior notes outstanding, which mature in April 2016 and bear interest at 6.35%, payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value of the Senior Notes was $204.8 million and $203.3 million, and the related carrying amount was $204.6 million and $204.8 million at March 31, 2011, and December 31, 2010.

We have a $350 million revolving credit facility with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndication of banks which expires on June 7, 2013 (the Revolving Credit Facility). Under this facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The Credit Spread for LIBOR-based borrowings ranges from 225 basis points at a leverage ratio of less than 0.5 to 325 basis points at a leverage ratio of greater than or equal to 2.50. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage (debt to EBITDA ratio of no greater than 3.5) and interest coverage (EBITDA to interest ratio of no less than 3.0), including on a pro forma basis in the event of an acquisition. At March 31, 2011, we had no borrowings and letters of credit of $5.0 million outstanding under the Revolving Credit Facility, leaving $345.0 million available for borrowing.

6.	Income Taxes

The provision for income taxes was $18.5 million for the three months ended March 31, 2011, compared to $18.0 million for the same period of 2010. The effective tax rate was 39.2% for the three months ended March 31, 2011, compared to 39.3% for the same period of 2010.

7.	Net Income per Common Share

The following summarizes the calculation of net income per common share for the three months ended March 31, 2011 and 2010.

(in thousands, except per share data)
Three months ended March 31,	2011	2010
Numerator:
Net income	$28,740	$27,817
Less: income allocated to unvested restricted shares	(379)	(303)

Net income attributable to common shareholders—basic	28,361	27,514
Add: undistributed income attributable to unvested restricted shares—basic	141	151
Less: undistributed income reallocated to unvested restricted shares—diluted	(141)	(151)

Net income attributable to common shareholders—diluted	$28,361	$27,514

Denominator:
Weighted average shares outstanding—basic	62,641	62,089
Dilutive shares—stock options	220	304

Weighted average shares outstanding—diluted	62,861	62,393

Net income per share attributable to common shareholders:
Basic	$0.45	$0.44
Diluted	$0.45	$0.44

8.	Shareholders’ Equity

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

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. Through March 31, 2011, no shares have been repurchased under this program.

9.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $5.2 million as of March 31, 2011. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2011 – $0.8 million; 2012 – $0.6 million; and 2013 – $3.8 million. None of these contingent obligations were accrued at March 31, 2011, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of March 31, 2011, $1.2 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us beginning with the third quarter of 2007. As a result of this review, we may receive tax incentive payments for all or some of the periods. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, the variability in sales and our operations in California.

Prior to exiting the DTC business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

10.	Discontinued Operations

There were no revenues or income or loss from discontinued operations for the three months ended March 31, 2011 and 2010. For the three months ended March 31, 2011 and 2010, we incurred cash outflows of $0.1 million and $0.5 million, primarily associated with leased facilities of the discontinued DTC business.

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

For the three months ended March 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,123,689	$126	$—	$2,123,815
Cost of goods sold	—	1,913,024	16	—	1,913,040

Gross margin	—	210,665	110	—	210,775
Selling, general and administrative expenses	439	150,900	292	—	151,631
Depreciation and amortization	—	8,767	—	—	8,767
Other operating expense (income), net	147	(760)	(7)	—	(620)

Operating (loss) earnings	(586)	51,758	(175)	—	50,997
Interest expense, net	2,825	876	16	—	3,717

(Loss) income before income taxes	(3,411)	50,882	(191)	—	47,280
Income tax (benefit) provision	(1,338)	19,953	(75)	—	18,540
Equity in earnings of subsidiaries	30,813	—	—	(30,813)	—

Net income (loss)	$28,740	$30,929	$(116)	$(30,813)	$28,740

For the three months ended March 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Income
Net revenue	$—	$1,969,021	$649	$—	$1,969,670
Cost of goods sold	—	1,772,647	22	—	1,772,669

Gross margin	—	196,374	627	—	197,001
Selling, general and administrative expenses	311	140,137	624	—	141,072
Pension expense	—	641	—	—	641
Depreciation and amortization	—	6,788	1	—	6,789
Other operating income, net	—	(652)	—	—	(652)

Operating (loss) earnings	(311)	49,460	2	—	49,151
Interest expense, net	1,646	1,636	17	—	3,299

(Loss) income before income taxes	(1,957)	47,824	(15)	—	45,852
Income tax (benefit) provision	(770)	18,810	(5)	—	18,035
Equity in earnings of subsidiaries	29,004	—	—	(29,004)	—

Net income (loss)	$27,817	$29,014	$(10)	$(29,004)	$27,817

March 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$178,527	$7,307	$16	$—	$185,850
Accounts and notes receivable, net	—	520,688	—	—	520,688
Merchandise inventories	—	729,546	—	—	729,546
Other current assets	104	56,804	242	—	57,150

Total current assets	178,631	1,314,345	258	—	1,493,234
Property and equipment, net	—	100,672	—	—	100,672
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	24,411	—	—	24,411
Due from O&M and subsidiaries	—	110,434	41,294	(151,728)	—
Advances to and investments in consolidated subsidiaries	1,067,111	—	—	(1,067,111)	—
Other assets, net	916	44,676	—	—	45,592

Total assets	$1,246,658	$1,841,809	$41,552	$(1,218,839)	$1,911,180

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$604,473	$4	$—	$604,477
Accrued payroll and related liabilities	—	11,182	10	—	11,192
Deferred income taxes	—	37,224	—	—	37,224
Other accrued liabilities	9,683	97,787	296	—	107,766
Current liabilities of discontinued operations	—	—	177	—	177

Total current liabilities	9,683	750,666	487	—	760,836
Long-term debt, excluding current portion	204,561	4,446	—	—	209,007
Due to O&M and subsidiaries	151,728	—	—	(151,728)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	12,182	—	—	12,182
Other liabilities	—	48,469	—	—	48,469

Total liabilities	365,972	954,653	487	(290,618)	1,030,494

Shareholders’ equity
Common stock	127,426	—	1,500	(1,500)	127,426
Paid-in capital	172,028	242,024	62,814	(304,838)	172,028
Retained earnings (deficit)	586,274	650,425	(23,249)	(627,176)	586,274
Accumulated other comprehensive loss	(5,042)	(5,293)	—	5,293	(5,042)

Total shareholders’ equity	880,686	887,156	41,065	(928,221)	880,686

Total liabilities and shareholders’ equity	$1,246,658	$1,841,809	$41,552	$(1,218,839)	$1,911,180

December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,897	$2,316	$—	$—	$159,213
Accounts and notes receivable, net	313	471,348	—	—	471,661
Merchandise inventories	—	720,116	—	—	720,116
Other current assets	118	52,438	243	—	52,799

Total current assets	157,328	1,246,218	243	—	1,403,789
Property and equipment, net	—	101,542	3	—	101,545
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	24,825	—	—	24,825
Due from O&M and subsidiaries	—	84,966	41,523	(126,489)	—
Advances to and investments in consolidated subsidiaries	1,036,211	—	—	(1,036,211)	—
Other assets, net	1,450	43,159	—	—	44,609

Total assets	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$531,732	$3	$—	$531,735
Accrued payroll and related liabilities	—	20,570	18	—	20,588
Deferred income taxes	—	39,082	—	—	39,082
Other accrued liabilities	6,197	96,311	289	—	102,797
Current liabilities of discontinued operations	—	—	279	—	279

Total current liabilities	6,197	687,695	589	—	694,481
Long-term debt, excluding current portion	204,785	4,311	—	—	209,096
Due to O&M and subsidiaries	126,489	—	—	(126,489)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	12,107	—	—	12,107
Other liabilities	—	48,837	—	—	48,837

Total liabilities	337,471	891,840	589	(265,379)	964,521

Shareholders’ equity
Common stock	126,867	—	1,500	(1,500)	126,867
Paid-in capital	165,447	242,024	62,814	(304,838)	165,447
Retained earnings (deficit)	570,320	619,496	(23,134)	(596,362)	570,320
Accumulated other comprehensive loss	(5,116)	(5,379)	—	5,379	(5,116)

Total shareholders’ equity	857,518	856,141	41,180	(897,321)	857,518

Total liabilities and shareholders’ equity	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Three months ended March 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subisidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$28,740	$30,929	$(116)	$(30,813)	$28,740
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(30,813)	—	—	30,813	—
Provision for LIFO reserve	—	11,265	—	—	11,265
Depreciation and amortization	—	8,767	—	—	8,767
Share-based compensation expense	—	3,021	—	—	3,021
Provision for losses on accounts and notes receivable	—	359	—	—	359
Pension contributions	—	(543)	—	—	(543)
Deferred income tax benefit	—	(1,830)	—	—	(1,830)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(49,699)	—	—	(49,386)
Merchandise inventories	—	(20,695)	—	—	(20,695)
Accounts payable	—	79,641	1	—	79,642
Net change in other assets and liabilities	3,595	(11,690)	(1)	—	(8,096)
Other, net	197	(22)	—	—	175

Cash provided by (used for) operating activities	2,032	49,503	(116)	—	51,419

Investing activities:
Additions to property and equipment	—	(4,128)	—	—	(4,128)
Additions to computer software and intangible assets	—	(3,010)	—	—	(3,010)
Proceeds from the sale of property and equipment	—	41	—	—	41

Cash used for investing activities	—	(7,097)	—	—	(7,097)

Financing activities:
Change in intercompany advances	27,916	(28,149)	233	—	—
Cash dividends paid	(12,786)	—	—	—	(12,786)
Decrease in drafts payable	—	(6,900)	—	—	(6,900)
Proceeds from exercise of stock options	3,594	—	—	—	3,594
Excess tax benefits related to share-based compensation	874	—	—	—	874
Other, net	—	(2,366)	—	—	(2,366)

Cash provided by (used for) financing activities	19,598	(37,415)	233	—	(17,584)

Discontinued operations:
Operating cash flows	—	—	(101)	—	(101)

Net cash used for discontinued operations	—	—	(101)	—	(101)

Net increase in cash and cash equivalents	21,630	4,991	16	—	26,637
Cash and cash equivalents at beginning of period	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of period	$178,527	$7,307	$16	$—	$185,850

Three months ended March 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subisidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$27,817	$29,014	$(10)	$(29,004)	$27,817
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(29,004)	—	—	29,004	—
Provision for LIFO reserve	—	8,270	—	—	8,270
Depreciation and amortization	—	6,788	1	—	6,789
Share-based compensation expense	—	2,965	—	—	2,965
Provision for losses on accounts and notes receivable	—	930	—	—	930
Pension expense	—	641	—	—	641
Pension contributions	—	(5,000)	—	—	(5,000)
Deferred income tax benefit	—	(1,323)	—	—	(1,323)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	18,446	—	—	18,446
Merchandise inventories	—	11,623	—	—	11,623
Accounts payable	—	67,474	—	—	67,474
Net change in other assets and liabilities	3,366	(2,145)	(393)	—	828
Other, net	(20)	30	—	—	10

Cash provided by (used for) operating activities	2,159	137,713	(402)	—	139,470

Investing activities:
Additions to property and equipment	—	(5,848)	—	—	(5,848)
Additions to computer software and intangible assets	—	(2,042)	—	—	(2,042)
Proceeds from the sale of property and equipment	—	33	—	—	33

Cash used for investing activities	—	(7,857)	—	—	(7,857)

Financing activities:
Change in intercompany advances	57,384	(58,246)	862	—	—
Cash dividends paid	(11,138)	—	—	—	(11,138)
Decrease in drafts payable	—	(72,300)	—	—	(72,300)
Proceeds from exercise of stock options	2,981	—	—	—	2,981
Excess tax benefits related to share-based compensation	928	—	—	—	928
Other, net	—	(1,403)	—	—	(1,403)

Cash provided by (used for) financing activities	50,155	(131,949)	862	—	(80,932)

Discontinued operations:
Operating cash flows	—	—	(460)	—	(460)

Net cash used for discontinued operations	—	—	(460)	—	(460)

Net increase (decrease) in cash and cash equivalents	52,314	(2,093)	—	—	50,221
Cash and cash equivalents at beginning of period	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of period	$144,402	$1,672	$283	$—	$146,357

12.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed below.

We adopted a Financial Accounting Standards Board Accounting Standards Update (ASU) relating to multiple-deliverable arrangements prospectively for all contracts entered into or amended after January 1, 2011. This ASU requires an entity to allocate contract consideration using the relative selling price method and eliminates the use of the residual method. It also establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on the vendor-specific objective evidence (VSOE), third-party evidence, and the best estimate of selling price.

Our multiple-element arrangements can include a combination of distribution and other supply-chain management services. We evaluate each deliverable within a multiple-element arrangement at inception to determine the separate units of accounting. The adoption of this ASU did not have an impact on our units of accounting as we have historically been able to obtain evidence of fair value for our products and services under the previous accounting standard.

Consideration is allocated to separate units of accounting based on the relative selling price method using VSOE, as most services included in our multiple-element arrangements are sold on a stand-alone basis. If VSOE is unavailable, we utilize third-party evidence or our best estimate of selling price. Revenue is recognized for each separate unit of accounting in accordance with applicable revenue recognition criteria. Generally, products are delivered and services are performed on a continuous basis throughout the life of the arrangement. The adoption of this ASU did not have a material impact on the timing of revenue recognition for the current period and is not expected to have a material impact on future periods.

In the first quarter of 2011, we adopted an ASU relating to how the carrying value of a reporting unit should be calculated when performing the first step of the goodwill impairment test. This update modified the first step of the goodwill impairment test for those reporting units with a zero or negative carrying value. The adoption of this update had no impact on our financial position and results of operations or disclosures for the quarter ended March 31, 2011.

In the first quarter of 2011, we adopted an ASU relating to the disclosure of supplementary pro forma information for business combinations. This update clarifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The adoption of this update had no impact on our financial position and results of operations or disclosures for the quarter ended March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes material changes in the financial condition of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us, or our) since December 31, 2010. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

First quarter of 2011 compared with first quarter of 2010

Overview. Operating earnings were $51.0 million in the first quarter of 2011, an increase of 3.8% from $49.2 million in the first quarter of 2010. In the first quarter of 2011, we earned net income of $28.7 million, an increase of 3.3% from $27.8 million in the first quarter of 2010. Net income per diluted common share was $0.45 for the first quarter of 2011, an increase from $0.44 in the comparable period of 2010.

Financial highlights. The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

Three months ended March 31,	2011	2010
Gross margin	9.92%	10.00%
Selling, general and administrative expenses	7.14%	7.16%
Operating earnings	2.40%	2.50%
Net income	1.35%	1.41%

Net revenue. Net revenue increased 7.8% to $2.12 billion for the first quarter of 2011 from $1.97 billion for the first quarter of 2010. The increase in net revenue resulted primarily from greater sales of products to existing customers of $134.1 million, representing 6.8%, or almost 90% of our sales growth. In addition, sales to new customers contributed $102.9 million to the increase in net revenues, and were partially offset by a decrease in sales to lost customers of $84.4 million.

Gross margin. Gross margin dollars increased 7.0% to $210.8 million for the first quarter of 2011 compared to $197.0 million for the first quarter of 2010. The increase in gross margin dollars was primarily due to an increase in revenues. The decrease of 8 basis points in gross margin as a percentage of revenue is comprised of a $3.0 million greater last-in, first-out (LIFO) provision (11 basis points) and a decrease in supplier incentives as a percentage of revenue (8 basis points). These decreases were partially offset by a net increase in fee-for-service revenues (6 basis points). The increase in the LIFO provision was due to greater inventory purchase price inflation than experienced last year.

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been 53 basis points greater in the first three months of 2011 and 42 basis points greater in the first three months of 2010.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased 7.5% to $151.6 million for the first quarter of 2011, as compared with $141.1 million in the comparable period of 2010. SG&A expenses increased $6.7 million for labor costs, primarily for salaries, incentive compensation and benefits. SG&A expenses were adversely impacted by increased delivery costs of $1.7 million. In addition, SG&A expenses increased by $1.8 million to support new business related to our third-party logistics services.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter of 2011 increased 29% to $8.8 million from $6.8 million for the first quarter of 2010. The increase is primarily due to amortization of leasehold improvements for both relocated or expanded distribution centers and our two third-party logistics facilities, as well as amortization of voice-pick systems and computer software.

Other operating income, net. Other operating income, net, was $0.6 million for the first quarter of 2011 and $0.7 million for the first quarter of 2010, including finance charge income of $0.9 million and $0.5 million, respectively.

Operating earnings. Operating earnings for the first quarter of 2011 increased 3.8% to $51.0 million from $49.2 million for the first quarter of 2010. The increase resulted primarily from greater distribution and fee-for-service revenues, partially offset by additional SG&A expenses to service the growth in business, an increase in the LIFO provision and increased delivery costs.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.7 million for the first quarter of 2011 and $3.3 million for the same period of 2010. For the first quarter of 2011, our effective interest rate was 7.2% on average borrowings of $210.7 million, compared to 6.4% on average borrowings of $209.7 million for the first quarter of 2010. In June 2010, we replaced an existing $306 million revolving credit facility (which was to expire in May 2011) with a $350 million revolving credit facility which expires in June 2013. The increased effective interest rate for the first quarter of 2011 is due to greater commitment fees on the new facility and increased amortization of deferred financing costs.

In April 2011, we entered into interest rate swaps to effectively convert $175 million of our 6.35% fixed-rate debt into variable-rate debt through April 15, 2016, based on six-month LIBOR plus a spread of approximately 393 basis points. As a result, our effective annual interest rate on $175 million of debt will decline approximately 200 basis points for the first six-month pricing period of April 15 to October 15, 2011.

Income taxes. The provision for income taxes was $18.5 million, representing a 39.2% effective tax rate for the first quarter of 2011, compared to $18.0 million, representing a 39.3% effective tax rate for the same period of 2010.

Net income. Net income increased to $28.7 million for the first quarter of 2011 compared to $27.8 million for the first quarter of 2010. The increase is primarily due to an increase in operating earnings.

Financial Condition, Liquidity and Capital Resources

Financial condition. Accounts receivable, net of allowances, increased $49.0 million, or 10.4%, to $520.7 million at March 31, 2011, from $471.7 million at December 31, 2010. Accounts receivable days outstanding (DSO) were 21.1 days at March 31, 2011, and 19.6 days at December 31, 2010, based on three months’ sales and has ranged from 19.6 to 21.3 days over the prior four quarters.

Merchandise inventories increased to $729.5 million at March 31, 2011, from $720.1 million at December 31, 2010. Average inventory turnover was 10.7 in the first quarter of 2011, based on three months’ sales, and has ranged from 10.2 to 10.6 over the prior four quarters. The higher inventory turnover for the first quarter of 2011 was primarily a result of increased sales to new customers.

Liquidity and capital expenditures. The following table summarizes our consolidated statement of cash flows for the three months ended March 31, 2011 and 2010:

(in thousands)
Three months ended March 31,	2011	2010
Net cash provided by (used for) continuing operations:
Operating activities	$51.4	$139.5
Investing activities	$(7.1)	$(7.9)
Financing activities	$(17.6)	$(80.9)
Net cash used for discontinued operations	$(0.1)	$(0.5)

In the first quarter of 2011, cash and cash equivalents increased by $26.6 million to $185.9 million at March 31, 2011. We generated cash from operating activities of $51.4 million, compared to $139.5 million in the first quarter of 2010. Cash from operating activities in the first quarter of 2011 and 2010 was positively affected by operating earnings and an increase in accounts payable. Cash from operating activities in 2011 was negatively affected by increases in accounts and notes receivable and merchandise inventories. Cash from continuing operating activities in 2010 was positively affected by decreases in accounts and notes receivable and inventories. During the first quarter of 2010, we contributed $5.0 million to our defined benefit pension plan, which was terminated in 2010.

Capital expenditures were $7.1 million in the first quarter of 2011, compared to $7.9 million in the same period of 2010. Capital expenditures in the first quarter of 2011 primarily related to our strategic and operational efficiency initiatives. These expenditures included warehouse equipment and technology for both our distribution centers and third-party logistics facilities, as well as investments in certain customer-facing technologies. Capital expenditures for the first quarter of 2010 primarily related to investments in leasehold improvements for our third-party logistics service and a relocated distribution center and investments in voice-pick technology.

Cash used for financing activities in the first quarter of 2011 was $17.6 million, compared to $80.9 million used in the first quarter of 2010. During the first quarter of 2011 and 2010, cash from continuing operations was used to pay dividends and reduce drafts payable.

Cash used by the operating activities of discontinued operations is primarily related to the lease payments for vacated facilities of the direct-to-consumer diabetes supply business, which we exited in 2009.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a $350 million Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndication of banks which expires on June 7, 2013 (the Revolving Credit Facility). The interest rate on the Revolving Credit Facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. We may utilize the Revolving Credit Facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we are unable to access the Revolving Credit Facility, it could impact our ability to fund these needs. During the first quarter of 2011, we had no borrowings or repayments under the Revolving Credit Facility. We had $5.0 million of letters of credit and no borrowings outstanding at March 31, 2011, leaving $345.0 million available for borrowing at that date. Based on our leverage ratio at March 31, 2011, the interest rate under the facility will remain unchanged at LIBOR plus 250 basis points at the next adjustment date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15th and October 15th. Our Revolving Credit Facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2011.

In the first quarter of 2011, we paid cash dividends on our outstanding common stock at the rate of $0.20 per share, which represents a 13% increase over the rate of $0.177 per share paid in the first quarter of 2010. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. Through March 31, 2011, no shares have been repurchased under this program.

We believe existing cash balances, cash generated from operating activities and borrowings under the Revolving Credit Facility will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2011.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	our ability to implement strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to us;

•	our ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	changes in government regulations, including healthcare laws and regulations;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	our ability to meet customer demand for additional value-added services;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	our ability to manage operating expenses;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	our ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and

•	the outcome of outstanding tax contingencies and legislative and tax proposals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at March 31, 2011, were approximately $521 million, and DSO at March 31, 2011, was 21.1 days, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof, of approximately $24 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the revolving credit facility at March 31, 2011. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Through March 31, 2011, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Through March 31, 2011, there have been no material changes in the risk factors described in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2011 (Issuance Date), we issued 50,000 shares of our common stock (Securities), valued at $1,521,500 based on the closing price of our common stock on the Issuance Date of $30.43 per share, as partial consideration for the purchase from an unaffiliated company of certain software and technology assets. The Securities are restricted as to transfer for periods ranging from one to three years. Issuance of the Securities was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (Securities Act), as the offer and sale did not involve a public offering, the purchaser was provided access to information about our company in evaluating the transaction, and we have taken appropriate measures to prevent resales of the Securities that are not registered or exempt from registration under the Securities Act, including placing a legend on the Securities stating that they have not been registered under the Securities Act and setting forth the restrictions on transferability, issuing stop transfer restrictions to our transfer agent with respect to the Securities and obtaining a written agreement from the purchaser that the Securities will only be sold pursuant to an exemption from registration under the Securities Act.

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

Owens & Minor, Inc.
(Registrant)

Date: April 29, 2011	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date: April 29, 2011	/s/ James L. Bierman
James L. Bierman
Senior Vice President & Chief Financial Officer

Date: April 29, 2011	/s/ D. Andrew Edwards
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