Form 10-Q
period 2011-06-30
OWENS & MINOR INC/VA/
filed 2011-07-29
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 22, 2011, was 63,760,698 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net revenue	$2,131,448	$2,019,893	$4,255,263	$3,989,563
Cost of goods sold	1,915,382	1,820,953	3,828,422	3,593,622

Gross margin	216,066	198,940	426,841	395,941
Selling, general and administrative expenses	156,321	139,641	307,294	280,713
Pension expense	—	699	—	1,340
Depreciation and amortization	8,249	7,107	17,016	13,896
Other operating expense (income), net	457	(669)	495	(1,321)

Operating earnings	51,039	52,162	102,036	101,313
Interest expense, net	3,020	3,505	6,737	6,804

Income before income taxes	48,019	48,657	95,299	94,509
Income tax provision	18,855	19,188	37,395	37,223

Net income	$29,164	$29,469	$57,904	$57,286

Net income per common share – basic	$0.46	$0.47	$0.91	$0.91
Net income per common share – diluted	$0.46	$0.46	$0.91	$0.91
Cash dividends per common share	$0.200	$0.177	$0.400	$0.354

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$159,194	$159,213
Accounts and notes receivable, net of allowances of $15,709 and $15,436	504,509	471,661
Merchandise inventories	751,613	720,116
Other current assets	70,600	52,799

Total current assets	1,485,916	1,403,789
Property and equipment, net of accumulated depreciation of $97,709 and $89,248	100,807	101,545
Goodwill, net	247,271	247,271
Intangible assets, net	23,575	24,825
Other assets, net	48,301	44,609

Total assets	$1,905,870	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$581,768	$531,735
Accrued payroll and related liabilities	18,626	20,588
Deferred income taxes	34,810	39,082
Other accrued liabilities	97,829	103,076

Total current liabilities	733,033	694,481
Long-term debt, excluding current portion	212,137	209,096
Deferred income taxes	15,860	12,107
Other liabilities	49,061	48,837

Total liabilities	1,010,091	964,521

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized –10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized –200,000 shares; issued and outstanding – 63,769 shares and 63,433 shares	127,539	126,867
Paid-in capital	175,169	165,447
Retained earnings	597,945	570,320
Accumulated other comprehensive loss	(4,874)	(5,116)

Total shareholders’ equity	895,779	857,518

Total liabilities and shareholders’ equity	$1,905,870	$1,822,039

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
Operating activities:
Net income	$57,904	$57,286
Adjustments to reconcile net income to cash (used for) provided by operating activities of continuing operations:
Provision for LIFO reserve	11,265	8,433
Depreciation and amortization	17,016	13,896
Share-based compensation expense	3,581	4,633
Provision for losses on accounts and notes receivable	758	1,450
Pension expense	—	1,340
Pension contributions	(543)	(8,300)
Deferred income tax (benefit) expense	(674)	4,201
Changes in operating assets and liabilities:
Accounts and notes receivable	(33,606)	28,604
Merchandise inventories	(42,762)	(30,622)
Accounts payable	(24,267)	113,988
Net change in other assets and liabilities	(23,321)	(10,900)
Other, net	114	(921)

Cash (used for) provided by operating activities of continuing operations	(34,535)	183,088

Investing activities:
Additions to property and equipment	(8,175)	(15,488)
Additions to computer software and intangible assets	(5,573)	(4,811)
Proceeds from sale of property and equipment	44	1,612

Cash used for investing activities of continuing operations	(13,704)	(18,687)

Financing activities:
Increase (decrease) in drafts payable	74,300	(82,350)
Proceeds from exercise of stock options	7,394	5,602
Excess tax benefits related to share-based compensation	1,761	1,735
Other, net	(4,514)	(4,622)
Repurchases of common stock	(5,086)	—
Cash dividends paid	(25,496)	(22,324)

Cash provided by (used for) financing activities of continuing operations	48,359	(101,959)

Discontinued operations:
Operating cash flows	(139)	(940)

Net cash used for discontinued operations	(139)	(940)

Net (decrease) increase in cash and cash equivalents	(19)	61,502
Cash and cash equivalents at beginning of period	159,213	96,136

Cash and cash equivalents at end of period	$159,194	$157,638

Supplemental disclosure of cash flow information:
Income taxes paid, net	$42,987	$32,201
Interest paid	$7,445	$6,602

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements Of Changes In Shareholders’ Equity

(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$769,179
Net income				57,286		57,286
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $312 tax expense					488	488
Cash flow hedge activity, net of $16 tax benefit					(24)	(24)

Comprehensive income						57,750

Cash dividends ($0.354 per share)				(22,371)		(22,371)
Stock split (three-for-two)		42,126	(42,126)			—
Share-based compensation expense, exercises and other	590	967	10,003			10,970

Balance June 30, 2010	63,460	$126,920	$161,782	$539,395	$(12,569)	$815,528

Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$857,518
Net income				57,904		57,904
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $171 tax expense					267	267
Cash flow hedge activity, net of $16 tax benefit					(25)	(25)

Comprehensive income						58,146

Cash dividends ($0.400 per share)				(25,496)		(25,496)
Shares repurchased and retired	(152)	(303)		(4,783)		(5,086)
Share-based compensation expense, exercises and other	488	975	9,722			10,697

Balance June 30, 2011	63,769	$127,539	$175,169	$597,945	$(4,874)	$895,779

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us or our) as of June 30, 2011, and December 31, 2010, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and the consolidated cash flows and changes in shareholders’ equity for the six months ended June 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 5 for the fair value of long-term debt. The fair value of interest rate swaps is based on estimates of prices obtained from a dealer (Level 2) and our assessment of both our own and the counterparties’ credit risk. See Note 6 for the fair value of interest rate swaps.

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $7.4 million at June 30, 2011, and December 31, 2010, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at June 30, 2011, and December 31, 2010, are as follows:

	Customer Relationships	Other Intangibles	Total
At June 30, 2011:
Gross intangible assets	$31,621	$4,720	$36,341
Accumulated amortization	(8,388)	(4,378)	(12,766)

Net intangible assets	$23,233	$342	$23,575

At December 31, 2010:
Gross intangible assets	$31,300	$4,670	$35,970
Accumulated amortization	(7,257)	(3,888)	(11,145)

Net intangible assets	$24,043	$782	$24,825

Amortization expense for intangible assets was $0.8 and $0.7 million for the three months ended June 30, 2011 and 2010, and $1.6 million and $1.5 million for the six months ended June 30, 2011 and 2010.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: remainder of 2011 – $1.4 million; 2012 – $2.2 million; 2013 – $2.1 million; 2014 – $2.1 million, 2015 – $2.1 million and 2016 – $2.1 million.

4.	Retirement Plan and Terminated Pension Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). The components of net periodic benefit cost of the Retirement Plan, which are included in selling, general and administrative expenses, for the three and six months ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Retirement Plan	2011	2010	2011	2010
Service cost	$321	$326	$651	$659
Interest cost	475	420	902	854
Amortization of prior service cost	76	68	146	139
Recognized net actuarial loss	221	63	292	143

Net periodic benefit cost	$1,093	$877	$1,991	$1,795

Prior to 2011, we had a noncontributory defined benefit pension plan (the Pension Plan) under which benefits had been frozen since 1996. In the fourth quarter of 2010, we terminated the Pension Plan and completed the distribution of substantially all of the plan assets. During the six months ended June 30, 2010, we contributed $8.3 million to this Pension Plan. The components of pension expense of the Pension Plan for the three and six months ended June 30, 2010, are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Terminated Pension Plan	2010	2010
Interest cost	$440	$884
Expected return on plan assets	(49)	(117)
Recognized net actuarial loss	308	573

Pension expense	$699	$1,340

5.	Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value of the Senior Notes was $209.8 million and $203.3 million, and the related carrying amount was $207.2 million and $204.8 million at June 30, 2011, and December 31, 2010.

We have a $350 million revolving credit facility with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). Under this facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The Credit Spread for LIBOR-based borrowings ranges from 225 basis points at a leverage ratio of less than 0.5 to 325 basis points at a leverage ratio of greater than or equal to 2.50. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage (debt to EBITDA ratio of no greater than 3.5) and interest coverage (EBITDA to interest ratio of no less than 3.0), including on a pro forma basis in the event of an acquisition. At June 30, 2011, we had no borrowings and letters of credit of $5.0 million outstanding on the Revolving Credit Facility, leaving $345.0 million available for borrowing.

6.	Derivatives and Hedging

We use interest rate swaps to manage our cost of debt. In April 2011, we entered into interest rate swap agreements for an aggregate $175 million in notional amounts, under which we pay counterparties a variable rate based on the six-month LIBOR plus a spread of approximately 393 basis points, and the counterparties pay us a fixed rate of 6.35%. These agreements effectively convert 87.5% of our Senior Notes to variable-rate debt. The swaps were designated as fair value hedges of specified portions of the Senior Notes using the shortcut method, as both the swaps and the Senior Notes meet all of the conditions for the use of this method. Accordingly, no net gains or losses are recorded in the consolidated statements of income related to changes in the fair value of the underlying debt and interest rate swap agreements. The amortization of gains or losses related to net settlements of the swaps are included in interest expense, net, on the consolidated statements of income.

These swaps have been recognized in other assets, net, on the consolidated balance sheet at fair value. The fair value of the interest rate swaps at June 30, 2011, was $2.9 million, net of accrued interest. These swaps were terminated in July 2011.

7.	Income Taxes

The provision for income taxes was $18.9 million and $37.4 million for the three and six months ended June 30, 2011, compared to $19.2 million and $37.2 million for the same periods in 2010. The effective tax rate was 39.3% and 39.2% for the three and six months ended June 30, 2011, compared to 39.4% for the same periods in 2010.

8.	Net Income per Common Share

The following summarizes the calculation of net income per common share for the three and six months ended June 30, 2011, and 2010:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$29,164	$29,469	$57,904	$57,286
Less: income allocated to unvested restricted shares	(218)	(362)	(599)	(668)

Net income attributable to common shareholders—basic	28,946	29,107	57,305	56,618
Add: undistributed income attributable to unvested restricted shares—basic	114	173	256	326
Less: undistributed income attributable to unvested restricted shares—diluted	(113)	(172)	(255)	(325)

Net income attributable to common shareholders—diluted	$28,947	$29,108	$57,306	$56,619

Denominator:
Weighted average shares outstanding—basic	63,007	62,334	62,808	62,213
Dilutive shares—stock options	191	272	204	287

Weighted average shares outstanding—diluted	63,198	62,606	63,012	62,500

Net income per share attributable to common shareholders:
Basic	$0.46	$0.47	$0.91	$0.91
Diluted	$0.46	$0.46	$0.91	$0.91

9.	Shareholders’ Equity

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

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the second quarter of 2011, we repurchased in open-market transactions and retired approximately 152 thousand shares of our common stock for an aggregate of $5.1 million, or an average price per share of $33.55. As of June 30, 2011, we have approximately $44.9 million remaining under the repurchase program approved by the Board of Directors. We elected to allocate any excess of share repurchase price over par value to retained earnings.

10.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $3.8 million as of June 30, 2011. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2011 – $0.4 million; 2012 – $0.7 million; 2013 – $1.6 million; and 2014 – $1.1 million. None of these contingent obligations were accrued at June 30, 2011, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of June 30, 2011, $1.1 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

During the second quarter of 2011, we received a $4.6 million settlement payment related to a class action suit of which we were an authorized claimant. This payment was our pro rata portion of a larger settlement pool that was created by the settlement of the class action. This settlement payment is reflected in other accrued liabilities on the consolidated balance sheet because we are acting as an administrative agent in making these funds available to the identified purchasing agent and/or purchasers of the products covered by the class action settlement.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we may receive tax incentive payments for all or some of the quarterly periods, beginning with the third quarter of 2007. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, the variability in sales and our operations in California.

Prior to exiting the DTC business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

11.	Discontinued Operations

There were no revenues or income or loss from discontinued operations for the three and six months ended June 30, 2011, and 2010. For the six months ended June 30, 2011 and 2010, we incurred cash outflows of $0.1 million, associated with administrative costs, and $0.9 million, primarily associated with leased facilities of the discontinued DTC business.

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

Condensed Consolidating Financial Information

For the three months ended June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,131,448	$—	$—	$2,131,448
Cost of goods sold	—	1,915,382	—	—	1,915,382

Gross margin	—	216,066	—	—	216,066
Selling, general and administrative expenses	415	155,944	(38)	—	156,321
Depreciation and amortization	—	8,249	—	—	8,249
Other operating expense, net	—	457	—	—	457

Operating (loss) earnings	(415)	51,416	38	—	51,039
Interest expense, net	1,937	1,064	19	—	3,020

(Loss) income before income taxes	(2,352)	50,352	19	—	48,019
Income tax (benefit) provision	(923)	19,728	50	—	18,855
Equity in earnings of subsidiaries	30,593	—	—	(30,593)	—

Net income (loss)	$29,164	$30,624	$(31)	$(30,593)	$29,164

For the three months ended June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,019,725	$168	$—	$2,019,893
Cost of goods sold	—	1,820,930	23	—	1,820,953

Gross margin	—	198,795	145	—	198,940
Selling, general and administrative expenses	(115)	139,398	358	—	139,641
Pension expense	—	699	—	—	699
Depreciation and amortization	—	7,106	1	—	7,107
Other operating income, net	—	(669)	—	—	(669)

Operating earnings (loss)	115	52,261	(214)	—	52,162
Interest expense, net	2,413	1,073	19	—	3,505

(Loss) income before income taxes	(2,298)	51,188	(233)	—	48,657
Income tax (benefit) provision	(904)	20,185	(93)	—	19,188
Equity in earnings of subsidiaries	30,863	—	—	(30,863)	—

Net income (loss)	$29,469	$31,003	$(140)	$(30,863)	$29,469

Condensed Consolidating Financial Information

For the six months ended June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,255,137	$126	$—	$4,255,263
Cost of goods sold	—	3,828,406	16	—	3,828,422

Gross margin	—	426,731	110	—	426,841
Selling, general and administrative expenses	853	306,186	255	—	307,294
Depreciation and amortization	—	17,016	—	—	17,016
Other operating expense (income), net	148	355	(8)	—	495

Operating (loss) earnings	(1,001)	103,174	(137)	—	102,036
Interest expense, net	4,762	1,940	35	—	6,737

(Loss) income before income taxes	(5,763)	101,234	(172)	—	95,299
Income tax (benefit) provision	(2,262)	39,681	(24)	—	37,395
Equity in earnings of subsidiaries	61,405	—	—	(61,405)	—

Net income (loss)	$57,904	$61,553	$(148)	$(61,405)	$57,904

For the six months ended June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$3,988,746	$817	$—	$3,989,563
Cost of goods sold	—	3,593,578	44	—	3,593,622

Gross margin	—	395,168	773	—	395,941
Selling, general and administrative expenses	196	279,535	982	—	280,713
Pension expense	—	1,340	—	—	1,340
Depreciation and amortization	—	13,894	2	—	13,896
Other operating income, net	—	(1,321)	—	—	(1,321)

Operating (loss) earnings	(196)	101,720	(211)	—	101,313
Interest expense, net	4,059	2,709	36	—	6,804

(Loss) income before income taxes	(4,255)	99,011	(247)	—	94,509
Income tax (benefit) provision	(1,674)	38,994	(97)	—	37,223
Equity in earnings of subsidiaries	59,867	—	—	(59,867)	—

Net income (loss)	$57,286	$60,017	$(150)	$(59,867)	$57,286

Condensed Consolidating Financial Information

June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,785	$2,393	$16	$—	$159,194
Accounts and notes receivable, net	—	504,509	—	—	504,509
Merchandise inventories	—	751,613	—	—	751,613
Other current assets	419	69,595	586	—	70,600

Total current assets	157,204	1,328,110	602	—	1,485,916
Property and equipment, net	—	100,807	—	—	100,807
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	23,575	—	—	23,575
Due from O&M and subsidiaries	—	26,871	40,775	(67,646)	—
Advances to and investments in consolidated subsidiaries	1,097,883	—	—	(1,097,883)	—
Other assets, net	3,767	44,534	—	—	48,301

Total assets	$1,258,854	$1,771,168	$41,377	$(1,165,529)	$1,905,870

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$81,200	$500,564	$4	$—	$581,768
Accrued payroll and related liabilities	—	18,615	11	—	18,626
Deferred income taxes	—	34,810	—	—	34,810
Other accrued liabilities	6,996	90,503	330	—	97,829

Total current liabilities	88,196	644,492	345	—	733,033
Long-term debt, excluding current portion	207,233	4,904	—	—	212,137
Due to O&M and subsidiaries	67,646	—	—	(67,646)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	15,860	—	—	15,860
Other liabilities	—	49,061	—	—	49,061

Total liabilities	363,075	853,207	345	(206,536)	1,010,091

Shareholders’ equity
Common stock	127,539	—	1,500	(1,500)	127,539
Paid-in capital	175,169	242,024	62,814	(304,838)	175,169
Retained earnings (deficit)	597,945	681,049	(23,282)	(657,767)	597,945
Accumulated other comprehensive loss	(4,874)	(5,112)	—	5,112	(4,874)

Total shareholders’ equity	895,779	917,961	41,032	(958,993)	895,779

Total liabilities and shareholders’ equity	$1,258,854	$1,771,168	$41,377	$(1,165,529)	$1,905,870

Condensed Consolidating Financial Information

December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,897	$2,316	$—	$—	$159,213
Accounts and notes receivable, net	313	471,348	—	—	471,661
Merchandise inventories	—	720,116	—	—	720,116
Other current assets	118	52,438	243	—	52,799

Total current assets	157,328	1,246,218	243	—	1,403,789
Property and equipment, net	—	101,542	3	—	101,545
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	24,825	—	—	24,825
Due from O&M and subsidiaries	—	84,966	41,523	(126,489)	—
Advances to and investments in consolidated subsidiaries	1,036,211	—	—	(1,036,211)	—
Other assets, net	1,450	43,159	—	—	44,609

Total assets	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$531,732	$3	$—	$531,735
Accrued payroll and related liabilities	—	20,570	18	—	20,588
Deferred income taxes	—	39,082	—	—	39,082
Other accrued liabilities	6,197	96,311	568	—	103,076

Total current liabilities	6,197	687,695	589	—	694,481
Long-term debt, excluding current portion	204,785	4,311	—	—	209,096
Due to O&M and subsidiaries	126,489	—	—	(126,489)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	12,107	—	—	12,107
Other liabilities	—	48,837	—	—	48,837

Total liabilities	337,471	891,840	589	(265,379)	964,521

Shareholders’ equity
Common stock	126,867	—	1,500	(1,500)	126,867
Paid-in capital	165,447	242,024	62,814	(304,838)	165,447
Retained earnings (deficit)	570,320	619,496	(23,134)	(596,362)	570,320
Accumulated other comprehensive loss	(5,116)	(5,379)	—	5,379	(5,116)

Total shareholders’ equity	857,518	856,141	41,180	(897,321)	857,518

Total liabilities and shareholders’ equity	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Condensed Consolidating Financial Information

Six months ended June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$57,904	$61,553	$(148)	$(61,405)	$57,904
Adjustments to reconcile net income to cash used for operating activities:
Equity in earnings of subsidiaries	(61,405)	—	—	61,405	—
Provision for LIFO reserve	—	11,265	—	—	11,265
Depreciation and amortization	—	17,016	—	—	17,016
Share-based compensation expense	—	3,581	—	—	3,581
Provision for losses on accounts and notes receivable	—	758	—	—	758
Pension expense	—	—	—	—	—
Pension contributions	—	(543)	—	—	(543)
Deferred income tax benefit	—	(674)	—	—	(674)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(33,919)	—	—	(33,606)
Merchandise inventories	—	(42,762)	—	—	(42,762)
Accounts payable	—	(24,268)	1	—	(24,267)
Net change in other assets and liabilities	412	(23,284)	(449)	—	(23,321)
Other, net	122	(8)	—	—	114

Cash used for operating activities	(2,654)	(31,285)	(596)	—	(34,535)

Investing activities:
Additions to property and equipment	—	(8,175)	—	—	(8,175)
Additions to computer software and intangible assets	—	(5,573)	—	—	(5,573)
Proceeds from the sale of property and equipment	—	44	—	—	44

Cash used for investing activities	—	(13,704)	—	—	(13,704)

Financing activities:
Increase in drafts payable	74,300	—	—	—	74,300
Proceeds from exercise of stock options	7,394	—	—	—	7,394
Excess tax benefits related to share-based compensation	1,761	—	—	—	1,761
Change in intercompany advances	(46,828)	46,077	751	—	—
Other, net	(3,503)	(1,011)	—	—	(4,514)
Repurchases of common stock	(5,086)	—	—	—	(5,086)
Cash dividends paid	(25,496)	—	—	—	(25,496)

Cash provided by financing activities	2,542	45,066	751	—	48,359

Discontinued operations:
Operating cash flows	—	—	(139)	—	(139)

Net cash used for discontinued operations	—	—	(139)	—	(139)

Net (decrease) increase in cash and cash equivalents	(112)	77	16	—	(19)
Cash and cash equivalents at beginning of period	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of period	$156,785	$2,393	$16	$—	$159,194

Condensed Consolidating Financial Information

Six months ended June 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$57,286	$60,017	$(150)	$(59,867)	$57,286
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(59,867)	—	—	59,867	—
Provision for LIFO reserve	—	8,433	—	—	8,433
Depreciation and amortization	—	13,894	2	—	13,896
Share-based compensation expense	—	4,633	—	—	4,633
Provision for losses on accounts and notes receivable	—	1,450	—	—	1,450
Pension expense	—	1,340	—	—	1,340
Pension contributions	—	(8,300)	—	—	(8,300)
Deferred income tax benefit	—	4,201	—	—	4,201
Changes in operating assets and liabilities:
Accounts and notes receivable	—	28,604	—	—	28,604
Merchandise inventories	—	(30,622)	—	—	(30,622)
Accounts payable	—	113,988	—	—	113,988
Net change in other assets and liabilities	(217)	(10,620)	(63)	—	(10,900)
Other, net	(1,040)	121	(2)	—	(921)

Cash (used for) provided by operating activities	(3,838)	187,139	(213)	—	183,088

Investing activities:
Additions to property and equipment	—	(15,484)	(4)	—	(15,488)
Additions to computer software and intangible assets	—	(4,811)	—	—	(4,811)
Proceeds from the sale of property and equipment	—	1,612	—	—	1,612

Cash used for investing activities	—	(18,683)	(4)	—	(18,687)

Financing activities:
Change in intercompany advances	164,204	(165,358)	1,154	—	—
Decrease in drafts payable	(82,350)	—	—	—	(82,350)
Proceeds from exercise of stock options	5,602	—	—	—	5,602
Excess tax benefits related to share-based compensation	1,735	—	—	—	1,735
Other, net	—	(4,622)	—	—	(4,622)
Cash dividends paid	(22,324)	—	—	—	(22,324)

Cash provided by (used for) financing activities	66,867	(169,980)	1,154	—	(101,959)

Discontinued operations:
Operating cash flows	—	—	(940)	—	(940)

Net cash used for discontinued operations	—	—	(940)	—	(940)

Net increase in cash and cash equivalents	63,029	(1,524)	(3)	—	61,502
Cash and cash equivalents at beginning of period	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of period	$155,117	$2,241	$280	$—	$157,638

13.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed below.

In the second quarter of 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) for fair value measurement. This update amends and clarifies certain measurement principles and disclosure requirements for fair value measurement. We will adopt this guidance prospectively when it becomes effective in the first quarter of 2012. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

In the second quarter of 2011, FASB issued an ASU regarding the presentation of comprehensive income. This update requires entities to report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. We will adopt this guidance when it becomes effective in the first quarter of 2012. The adoption of this guidance will not have an impact on our financial position or result of operations.

We adopted an ASU relating to multiple-deliverable arrangements prospectively for all contracts entered into or amended after January 1, 2011. This ASU requires an entity to allocate contract consideration using the relative selling price method and eliminates the use of the residual method. It also establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on the vendor-specific objective evidence (VSOE), third-party evidence, and the best estimate of selling price.

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

Consideration is allocated to separate units of accounting based on the relative selling price method using VSOE, as most services included in our multiple-element arrangements are sold on a stand-alone basis. If VSOE is unavailable, we utilize third-party evidence or our best estimate of selling price. Revenue is recognized for each separate unit of accounting in accordance with applicable revenue recognition criteria. Generally, products are delivered and services are performed on a continuous basis throughout the life of the arrangement. The adoption of this ASU did not have a material impact on the timing of revenue recognition for the current period and is not expected to have material impact on future periods.

In the first quarter of 2011, we adopted an ASU relating to how the carrying value of a reporting unit should be calculated when performing the first step of the goodwill impairment test. This update modified the first step of the goodwill impairment test for those reporting units with a zero or negative carrying value. The adoption of this update had no impact on our financial position and results of operations or disclosures for the six months ended June 30, 2011.

In the first quarter of 2011, we adopted an ASU relating to the disclosure of supplementary pro forma information for business combinations. This update clarifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The adoption of this update had no impact on our financial position and results of operations or disclosures for the six months ended June 30, 2011.

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

Results of Operations

Second quarter and first six months of 2011 compared with 2010

Overview. Operating earnings were $51.0 million for the second quarter of 2011, a decrease of 2.2% from $52.2 million for the second quarter of 2010. For the first six months of 2011, operating earnings were $102.0 million, an increase of 0.7% from $101.3 million for the first six months of 2010. In the second quarter of 2011, net income was $29.2 million, slightly less than the same period of 2010. In the first six months of 2011, net income was $57.9 million, an increase of 1.1% from $57.3 million for the first six months of 2010. For the second quarters of both 2011 and 2010, net income per diluted common share was $0.46. For the first six months of both 2011 and 2010, net income per diluted common share was $0.91.

Financial Highlights. The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross margin	10.14%	9.85%	10.03%	9.92%
Selling, general and administrative expenses	7.33%	6.91%	7.22%	7.04%
Operating earnings	2.39%	2.58%	2.40%	2.54%
Net income	1.37%	1.46%	1.36%	1.44%

Net revenue. Net revenue increased 5.5% to $2.13 billion for the second quarter of 2011 from $2.02 billion for the second quarter of 2010. The increase in net revenue resulted from greater sales of products to existing customers of $82.1 million, representing an increase of 4.1%, or approximately 75% of our revenue growth. In addition, sales to new customers contributed $110.0 million to the increase in net revenues, and were partially offset by a decrease in sales to lost customers of $88.8 million.

Net revenue increased 6.7% to $4.26 billion for the first six months of 2011 from $3.99 billion for the comparable period in 2010. The increase in net revenue resulted from greater sales of products to existing customers of $216.2 million, representing an increase of 5.4%, or approximately 81% of our revenue growth. In addition, sales to new customers contributed $212.9 million to the increase in net revenues, which were partially offset by a decrease in sales to lost customers of $173.3 million.

Gross margin. Gross margin dollars increased 8.6% to $216.1 million for the second quarter of 2011 from $198.9 million for the second quarter of 2010. The increase in gross margin dollars was primarily due to an increase in revenues. The increase of 29 basis points in gross margin as a percentage of revenue was due to an increase in fee-for-service revenues (33 basis points), primarily related to our third-party logistics and supply-chain consulting services, partially offset by lower margins resulting from new customer contracts (6 basis points).

Gross margin dollars increased 7.8% to $426.8 million for the first six months of 2011 from $395.9 million for the same period of 2010. The increase in gross margin dollars was primarily due to an increase in revenues. The increase in gross margin as a percentage of revenue of 11 basis points was due to an increase in fee-for-service revenues (19 basis points), primarily related to our third-party logistics and supply-chain consulting services. This increase was partially offset by lower margins from new customer contracts (4 basis points), a greater last-in, first-out (LIFO) provision (5 basis points) and a decrease in supplier incentives as a percentage of revenue (3 basis points).

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been 26 basis points greater for the first six months of 2011 and 21 basis points greater for the first six months of 2010.

Selling, general and administrative (SG&A) expenses. SG&A expenses increased 12.0% to $156.3 million for the second quarter of 2011, compared with $139.6 million for the second quarter of 2010. SG&A expenses increased by $8.4 million for fee-for-service operations, including costs to convert new third-party logistics business. SG&A expenses also increased $4.3 million for labor costs, including incentive compensation expense, $1.9 million for delivery expenses and $1.3 million for consulting expenses.

SG&A expenses increased 9.5% to $307.3 million for the first six months of 2011, compared with $280.7 million for the first six months of 2010. SG&A expenses increased $11.0 million for labor costs, including incentive compensation expense, $10.7 million for fee-for-service operations, including costs to convert new third-party logistics business, $3.6 million for delivery expenses and $1.3 million for consulting expenses.

Depreciation and amortization. Depreciation and amortization expense increased 16.1% to $8.2 million for the second quarter and 22.5% to $17.0 million for the first six months of 2011 compared with the same periods of 2010. These increases are primarily due to depreciation and amortization of warehouse equipment and leasehold improvements for relocated and expanded distribution centers and third-party logistics distribution centers, as well as amortization of certain customer-related technologies.

Other operating expense and income, net. Other operating expense, net, for the second quarter of 2011 was $0.5 million compared to other operating income, net of $0.7 million in the second quarter of 2010. The increase in other operating expense was driven by costs of $1.1 million primarily for the development of a model for partnering with our large customers. Finance charge income of $0.5 million was unchanged in each of these quarters.

Other operating expense, net, for the first six months of 2011 was $0.5 million compared to other operating income, net, of $1.3 million in the same period of 2010, including finance charge income of $1.4 million and $1.1 million, respectively. The increase in other operating expense was driven by costs of $1.7 million primarily related to our efforts to develop a model for partnering with our large customers.

Operating earnings. Operating earnings for the second quarter of 2011 decreased 2.2% to $51.0 million compared with $52.2 million in 2010, and increased 0.7% in the first six months of 2011 to $102.0 million compared with $101.3 million in 2010. The decrease in operating earnings in the second quarter was primarily due to greater SG&A expenses and depreciation and amortization, partially offset by increased sales. The increase in operating earnings in the first six months was primarily driven by greater sales, partially offset by increases in SG&A expenses to convert and service sales growth and depreciation and amortization expenses.

Interest expense, net. Interest expense, net of interest earned on cash balances, decreased to $3.0 million for the second quarter of 2011 from $3.5 million for the same period in 2010 and decreased to $6.7 million for the first six months of 2011 compared to $6.8 million for the same period in 2010. Our effective interest rate was 6.4% on average borrowings of $211.2 million for the first six months of 2011, compared to 6.5% on average borrowings of $209.7 million for the same period in 2010.

In April 2011, we entered into interest rate swaps to effectively convert $175 million of our 6.35% fixed-rate debt into variable-rate debt, based on six-month LIBOR plus a spread of approximately 393 basis points, through April 15, 2016. In June 2010, we incurred approximately $2.8 million of transaction costs related to our $350 million revolving credit facility, which expires in June 2013. In the second quarter and first six months of 2011, compared to the same periods in 2010, interest expense decreased $0.7 million as a result of the interest rate swaps, and the decreases in these periods were partially offset by increases in interest expense of $0.2 million in the second quarter of 2011 and $0.6 million in the year-to-date period due to greater commitment fees on the new facility and increased amortization of deferred financing costs. In July 2011, we terminated the interest rate swaps. The fair value of these swaps of $4.0 million as of the termination date will be amortized into interest income over the remaining term of the underlying debt using the effective interest method.

Income taxes. The provision for income taxes was $18.9 million and $37.4 million for the second quarter and first six months of 2011, compared to $19.2 million and $37.2 million for the comparable periods in 2010. The effective tax rate was 39.3% for the second quarter of 2011 and 39.2% for the first six months of 2011, compared to 39.4% for the same periods of 2010.

Net income. Net income decreased to $29.1 million for the second quarter compared to $29.5 million for the second quarter of 2010. Net income increased to $57.9 million for the first six months of 2011 compared to $57.3 million for the first six months of 2010.

Financial Condition, Liquidity and Capital Resources

Financial condition. Accounts and notes receivable, net of allowances, increased $32.8 million, or 7.0%, to $504.5 million, at June 30, 2011, from $471.7 million at December 31, 2010. Accounts receivable days outstanding (DSO) was 20.6 days at June 30, 2011, based on three months’ sales and has ranged from 19.6 to 21.3 over the prior four quarters.

Merchandise inventories increased to $751.6 million at June 30, 2011, from $720.1 million at December 31, 2010. The increase was primarily due to changes in volume, including inventory buildup for new customers and normal fluctuations between periods. Average inventory turnover was 10.4 for the second quarter of 2011, based on three months’ sales, and has ranged from 10.2 to 10.7 over the prior four quarters.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2011 and 2010.

(in thousands)
Six months ended June 30,	2011	2010
Net cash provided by (used for) continuing operations:
Operating activities	$(34.5)	$183.1
Investing activities	$(13.7)	$(18.7)
Financing activities	$48.4	$(102.0)

The balance of cash and cash equivalents was $159.2 million as of June 30, 2011. Included in the balance at June 30, 2011, was $4.6 million of cash received on behalf of our customers for a litigation-related settlement. Cash used for operating activities of continuing operations was $34.5 million, compared to cash provided by continuing operations of $183.1 million in the first six months of 2010. Cash used for operating activities of continuing operations in the first six months of 2011 included increases in accounts and notes receivable and merchandise inventories along with a decrease in accounts payable, partially offset by operating earnings. Cash from continuing operating activities in the first six months of 2010 was positively affected by operating earnings, increases in accounts payable and decreases in accounts and notes receivable, partially offset by higher inventories.

Cash used for investing activities decreased to $13.7 million in the first six months of 2011 from $18.7 million in the same period of 2010. Capital expenditures were $13.7 million in the first six months of 2011, compared to $20.2 million in the same period of 2010, primarily related to our strategic and operational efficiency initiatives. These expenditures included warehouse equipment both for our distribution centers and third-party logistics facilities, as well as investments in certain customer-facing technologies. Capital expenditures during the first six months of 2010 primarily related to investments in leasehold improvements for our third-party logistics service and several relocated distribution centers and investments in voice-pick technology.

Cash provided by financing activities in the first six months of 2011 was $48.4 million, compared to cash used by financing activities of $102.0 million in the comparable period of 2010. During the first six months of 2011, drafts payable increased $74.3 million, and we paid cash dividends of $25.5 million and repurchased common stock under a share repurchase program for $5.1 million. During the first six months of 2010, cash from continuing operations was used to reduce drafts payable by $82.4 million and pay dividends of $22.3 million.

Cash used by operating activities of discontinued operations was $0.1 million for the first six months of 2011, associated with administrative costs, compared with $0.9 million in the first six months of 2010, primarily associated with leased facilities of the discontinued DTC business.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a $350 million Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). The interest rate on the Revolving Credit Facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. We may utilize the Revolving Credit Facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we are unable to access the Revolving Credit Facility, it could impact our ability to fund these needs. During the second quarter of 2011, we had no borrowings or repayments under the Revolving Credit Facility. We had $5.0 million of letters of credit and no borrowings outstanding at June 30, 2011, leaving $345.0 million available for borrowing at that date. Based on our leverage ratio at June 30, 2011, the interest rate under the facility will be LIBOR plus 250 basis points at the next adjustment date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15th and October 15th. Our Revolving Credit Facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2011.

In the second quarter of 2011, we paid cash dividends on our outstanding common stock at the rate of $0.20 per share, which represents a 13% increase over the rate of $0.177 per share paid in the second quarter of 2010. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. Through June 30, 2011, we have repurchased 151,581 shares at $5.1 million under this program.

We believe available financing sources, including cash generated operating activities and borrowings under the Revolving Credit Facility, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 13 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). At June 30, 2011, accounts and notes receivable, net of allowances, were approximately $505 million, and DSO was 20.6 days, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof, of approximately $23 million.

We use interest rate swap agreements to manage our cost of debt. During the second quarter of 2011, we had an aggregate $175 million in notional amount of interest rate swaps under which we paid counterparties a variable rate based on the six-month London Interbank Offered Rate (LIBOR) plus a spread of approximately 393 basis points, and the counterparties paid us a fixed rate of 6.35%. We were exposed to certain losses in the event of nonperformance by the counterparties to these agreements, and performed ongoing assessments of their credit risk. We were also exposed to market risk from changes in LIBOR at the re-pricing date every six months. We terminated these agreements in July 2011.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the revolving credit facility at June 30, 2011. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Through June 30, 2011, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Through June 30, 2011, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Purchases of Equity Securities

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the second quarter of 2011, we repurchased in open-market transactions and retired 151,581 shares of our common stock for an aggregate of $5.1 million, or an average price per share of $33.55. The following table summarizes share repurchase activity by month during the second quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2011	—	$—	—	$50,000,000
May 2011	42,600	34.03	42,600	48,550,304
June 2011	108,981	33.36	108,981	44,914,678

Total	151,581		151,581

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date July 29, 2011

/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date July 29, 2011

/s/ James L. Bierman
James L. Bierman
Executive Vice President & Chief Financial Officer

Date July 29, 2011

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