Form 10-Q
period 2011-09-30
OWENS & MINOR INC/VA/
filed 2011-10-28
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 21, 2011, was 63,428,055 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net revenue	$2,176,759	$2,063,879	$6,432,022	$6,053,442
Cost of goods sold	1,960,077	1,859,925	5,788,499	5,453,547

Gross margin	216,682	203,954	643,523	599,895
Selling, general and administrative expenses	152,825	141,116	460,119	421,829
Pension expense	—	453	—	1,793
Depreciation and amortization	8,463	7,464	25,479	21,360
Other operating income, net	(3,071)	(392)	(2,576)	(1,713)

Operating earnings	58,465	55,313	160,501	156,626
Interest expense, net	3,426	3,758	10,163	10,562

Income before income taxes	55,039	51,555	150,338	146,064
Income tax provision	21,687	20,050	59,082	57,273

Net income	$33,352	$31,505	$91,256	$88,791

Net income per common share – basic	$0.53	$0.50	$1.44	$1.41
Net income per common share – diluted	$0.53	$0.50	$1.44	$1.40
Cash dividends per common share	$0.200	$0.177	$0.600	$0.531

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$196,852	$159,213
Accounts and notes receivable, net of allowances of $15,997 and $15,436	507,152	471,661
Merchandise inventories	760,992	720,116
Other current assets	64,560	52,799

Total current assets	1,529,556	1,403,789
Property and equipment, net of accumulated depreciation of $101,206 and $89,248	105,065	101,545
Goodwill, net	247,271	247,271
Intangible assets, net	22,802	24,825
Other assets, net	44,920	44,609

Total assets	$1,949,614	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$612,923	$531,735
Accrued payroll and related liabilities	15,302	20,588
Deferred income taxes	31,852	39,082
Other accrued liabilities	99,822	103,076

Total current liabilities	759,899	694,481
Long-term debt, excluding current portion	213,111	209,096
Deferred income taxes	20,477	12,107
Other liabilities	49,148	48,837

Total liabilities	1,042,635	964,521

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $100 per share; authorized – 10,000 shares; Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized – 200,000 shares; issued and outstanding – 63,424 shares and 63,433 shares	126,848	126,867
Paid-in capital	176,540	165,447
Retained earnings	608,344	570,320
Accumulated other comprehensive loss	(4,753)	(5,116)

Total shareholders’ equity	906,979	857,518

Total liabilities and shareholders’ equity	$1,949,614	$1,822,039

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2011	2010
Operating activities:
Net income	$91,256	$88,791
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	25,479	21,360
Provision for LIFO reserve	11,265	8,433
Share-based compensation expense	4,335	5,452
Provision for losses on accounts and notes receivable	1,107	1,673
Pension expense	—	1,793
Deferred income tax expense	908	4,119
Pension contributions	(543)	(8,300)
Changes in operating assets and liabilities:
Accounts and notes receivable	(36,598)	(4,863)
Merchandise inventories	(52,141)	(51,840)
Accounts payable	2,988	147,596
Net change in other assets and liabilities	(18,465)	822
Other, net	335	(545)

Cash provided by operating activities of continuing operations	29,926	214,491

Investing activities:
Additions to property and equipment	(16,846)	(19,884)
Additions to computer software and intangible assets	(8,035)	(7,249)
Proceeds from sale of property and equipment	46	2,422

Cash used for investing activities of continuing operations	(24,835)	(24,711)

Financing activities:
Increase (decrease) in drafts payable	78,200	(108,300)
Proceeds from exercise of stock options	7,937	5,736
Proceeds from the termination of interest rate swap	4,005	—
Excess tax benefits related to share-based compensation	1,977	1,815
Repurchases of common stock	(16,124)	—
Cash dividends paid	(38,156)	(33,520)
Other, net	(5,127)	(5,099)

Cash provided by (used for) financing activities of continuing operations	32,712	(139,368)

Discontinued operations:
Operating cash flows	(164)	(1,478)

Net cash used for discontinued operations	(164)	(1,478)

Net increase in cash and cash equivalents	37,639	48,934
Cash and cash equivalents at beginning of period	159,213	96,136

Cash and cash equivalents at end of period	$196,852	$145,070

Supplemental disclosure of cash flow information:
Income taxes paid, net	$53,356	$41,102
Interest paid	$7,220	$6,618

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes In Shareholders’ Equity

(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$769,179
Net income				88,791		88,791
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $468 tax expense					732	732
Cash flow hedge activity, net of $24 tax benefit					(37)	(37)

Comprehensive income						89,486

Cash dividends ($0.531 per share)				(33,570)		(33,570)
Stock split (three-for-two)		42,126	(42,126)			—
Share-based compensation expense, exercises and other	589	965	11,027			11,992

Balance September 30, 2010	63,459	$126,918	$162,806	$559,701	$(12,338)	$837,087

Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$857,518
Net income				91,256		91,256
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $256 tax expense					400	400
Cash flow hedge activity, net of $24 tax benefit					(37)	(37)

Comprehensive income						91,619

Cash dividends ($0.600 per share)				(38,156)		(38,156)
Shares repurchased and retired	(524)	(1,048)		(15,076)		(16,124)
Share-based compensation expense, exercises and other	515	1,029	11,093			12,122

Balance September 30, 2011	63,424	$126,848	$176,540	$608,344	$(4,753)	$906,979

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements contain all adjustments (which are comprised only of normal recurring accruals and the use of estimates) necessary to present fairly the consolidated financial position of Owens & Minor, Inc. and its wholly-owned subsidiaries (we, us or our) as of September 30, 2011, and December 31, 2010, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and the consolidated cash flows and changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010, in conformity with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $7.2 million at September 30, 2011, compared to $7.4 million at December 31, 2010, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at September 30, 2011, and December 31, 2010, are as follows:

	Customer Relationships	Other Intangibles	Total
At September 30, 2011:
Gross intangible assets	$31,621	$4,720	$36,341
Accumulated amortization	(8,978)	(4,561)	(13,539)

Net intangible assets	$22,643	$159	$22,802

At December 31, 2010:
Gross intangible assets	$31,300	$4,670	$35,970
Accumulated amortization	(7,257)	(3,888)	(11,145)

Net intangible assets	$24,043	$782	$24,825

Amortization expense for intangible assets was $0.8 million for both of the three-month periods ended September 30, 2011 and 2010, and $2.4 million and $2.3 million for the nine months ended September 30, 2011 and 2010.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: remainder of 2011 – $0.7 million; 2012 – $2.2 million; 2013 – $2.1 million; 2014 – $2.1 million, 2015 – $2.1 million and 2016 – $2.1 million.

4.	Retirement Plan and Terminated Pension Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). The components of net periodic benefit cost of the Retirement Plan, which are included in selling, general and administrative expenses, for the three and nine months ended September 30, 2011 and 2010, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Retirement Plan	2011	2010	2011	2010
Service cost	$326	$330	$977	$989
Interest cost	451	427	1,353	1,281
Amortization of prior service cost	73	70	219	209
Recognized net actuarial loss	145	71	437	214

Net periodic benefit cost	$995	$898	$2,986	$2,693

Prior to 2011, we had a noncontributory defined benefit pension plan (the Pension Plan) under which benefits had been frozen since 1996. In the fourth quarter of 2010, we terminated the Pension Plan and completed the distribution of substantially all of the plan assets. During the nine months ended September 30, 2010, we contributed $8.3 million to this Pension Plan. The components of pension expense of the Pension Plan for the three and nine months ended September 30, 2010, are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Terminated Pension Plan	2010	2010
Interest cost	$442	$1,326
Expected return on plan assets	(59)	(176)
Recognized net actuarial loss	70	643

Pension expense	$453	$1,793

5.	Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of September 30, 2011 and December 31, 2010, the estimated fair value of the Senior Notes was $215.4 million and $203.3 million, and the related carrying amount was $207.9 million and $204.8 million.

We have a $350 million revolving credit facility with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). Under this facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The Credit Spread for LIBOR-based borrowings ranges from 225 basis points at a leverage ratio of less than 0.5 to 325 basis points at a leverage ratio of greater than or equal to 2.50. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage (debt to EBITDA ratio of no greater than 3.5) and interest coverage (EBITDA to interest ratio of no less than 3.0), including on a pro forma basis in the event of an acquisition. At September 30, 2011, we had no borrowings and letters of credit of $5.0 million outstanding on the Revolving Credit Facility, leaving $345.0 million available for borrowing.

6.	Derivatives and Hedging

We use interest rate swaps to manage our cost of debt. In April 2011, we entered into interest rate swap agreements for an aggregate $175 million in notional amounts, under which we paid counterparties a variable rate based on the six-month LIBOR plus a spread of approximately 393 basis points, and the counterparties paid us a fixed rate of 6.35%. These agreements effectively converted 87.5% of our Senior Notes to variable-rate debt. The swaps were designated as fair value hedges of specified portions of the Senior Notes using the shortcut method, as both the swaps and the Senior Notes met all of the conditions for the use of this method. Accordingly, no net gains or losses were recorded in the consolidated statements of income related to changes in the fair value of the underlying debt and interest rate swap agreements.

We terminated these swaps in July 2011 and received proceeds of $4.0 million, plus accrued interest of $0.8 million. The fair value adjustment of $4.0 million to the carrying value of the related debt is being recognized as an offset to interest expense using the interest method over the remaining life of the debt.

7.	Income Taxes

The provision for income taxes was $21.7 million and $59.1 million for the three and nine months ended September 30, 2011, compared to $20.1 million and $57.3 million for the same periods in 2010. The effective tax rate was 39.4% and 39.3% for the three and nine months ended September 30, 2011, compared to 38.9% and 39.2% for the same periods in 2010.

8.	Net Income per Common Share

The following summarizes the calculation of net income per common share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income	$33,352	$31,505	$91,256	$88,791
Less: income allocated to unvested restricted shares	(252)	(350)	(856)	(989)

Net income attributable to common shareholders – basic	33,100	31,155	90,400	87,802
Add: undistributed income attributable to unvested restricted shares – basic	136	195	397	492
Less: undistributed income attributable to unvested restricted shares – diluted	(135)	(194)	(396)	(490)

Net income attributable to common shareholders – diluted	$33,101	$31,156	$90,401	$87,804

Denominator:
Weighted average shares outstanding – basic	62,802	62,395	62,801	62,278
Dilutive shares – stock options	145	217	183	260

Weighted average shares outstanding – diluted	62,947	62,612	62,984	62,538

Net income per share attributable to common shareholders:
Basic	$0.53	$0.50	$1.44	$1.41
Diluted	$0.53	$0.50	$1.44	$1.40

9.	Shareholders’ Equity

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

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the third quarter of 2011, we repurchased in open-market transactions and retired approximately 372 thousand shares of our common stock for an aggregate of $11.0 million, or an average price per share of $29.64. For the nine months ended September 30, 2011, we have repurchased in open-market transactions and retired approximately 524 thousand shares of our common stock for an aggregate of $16.1 million, or an average price per share of $30.77. As of September 30, 2011, we have approximately $33.9 million remaining under the repurchase program approved by the Board of Directors. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

10.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $3.0 million as of September 30, 2011. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2011 – $0.2 million; 2012 – $1.0 million; 2013 – $0.8 million; and 2014 – $1.0 million. None of these contingent obligations were accrued at September 30, 2011, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of September 30, 2011, $0.8 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

During the second quarter of 2011, we received a $4.6 million settlement payment related to a class action suit of which we were an authorized claimant. This payment was our pro rata portion of a larger settlement pool that was created by the settlement of the class action. This settlement payment, net of $0.4 million of administrative fees, is reflected in other accrued liabilities on the consolidated balance sheet because we are acting as an administrative agent in making these funds available to the identified purchasing agent and/or purchasers of the products covered by the class action settlement.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we may receive tax incentive payments for all or some of the quarterly periods beginning with the third quarter of 2007. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, variability in sales and our operations in California.

Prior to exiting the DTC business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

11.	Discontinued Operations

There were no revenues or income or loss from discontinued operations for the three and nine months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, we incurred cash outflows of $0.2 million, associated with administrative costs, and $1.5 million, primarily associated with leased facilities of the discontinued DTC business.

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

Condensed Consolidating Financial Information

For the three months ended September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,176,759	$—	$—	$2,176,759
Cost of goods sold	—	1,960,077	—	—	1,960,077

Gross margin	—	216,682	—	—	216,682
Selling, general and administrative expenses	(574)	153,319	80	—	152,825
Depreciation and amortization	—	8,463	—	—	8,463
Other operating income, net	—	(3,071)	—	—	(3,071)

Operating earnings (loss)	574	57,971	(80)	—	58,465
Interest expense, net	2,249	1,155	22	—	3,426

(Loss) income before income taxes	(1,675)	56,816	(102)	—	55,039
Income tax (benefit) provision	(662)	22,389	(40)	—	21,687
Equity in earnings of subsidiaries	34,365	—	—	(34,365)	—

Net income (loss)	$33,352	$34,427	$(62)	$(34,365)	$33,352

For the three months ended September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,063,696	$183	$—	$2,063,879
Cost of goods sold	—	1,859,903	22	—	1,859,925

Gross margin	—	203,793	161	—	203,954
Selling, general and administrative expenses	118	140,606	392	—	141,116
Pension expense	—	453	—	—	453
Depreciation and amortization	—	7,463	1	—	7,464
Other operating income, net	—	(392)	—	—	(392)

Operating earnings (loss)	(118)	55,663	(232)	—	55,313
Interest expense, net	2,195	1,545	18	—	3,758

(Loss) income before income taxes	(2,313)	54,118	(250)	—	51,555
Income tax (benefit) provision	(900)	21,048	(98)	—	20,050
Equity in earnings of subsidiaries	32,918	—	—	(32,918)	—

Net income (loss)	$31,505	$33,070	$(152)	$(32,918)	$31,505

Condensed Consolidating Financial Information

For the nine months ended September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,431,896	$126	$—	$6,432,022
Cost of goods sold	—	5,788,483	16	—	5,788,499

Gross margin	—	643,413	110	—	643,523
Selling, general and administrative expenses	280	459,505	334	—	460,119
Depreciation and amortization	—	25,479	—	—	25,479
Other operating expense (income), net	148	(2,716)	(8)	—	(2,576)

Operating (loss) earnings	(428)	161,145	(216)	—	160,501
Interest expense, net	7,010	3,097	56	—	10,163

(Loss) income before income taxes	(7,438)	158,048	(272)	—	150,338
Income tax (benefit) provision	(2,923)	62,112	(107)	—	59,082
Equity in earnings of subsidiaries	95,771	—	—	(95,771)	—

Net income (loss)	$91,256	$95,936	$(165)	$(95,771)	$91,256

For the nine months ended September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,052,442	$1,000	$—	$6,053,442
Cost of goods sold	—	5,453,480	67	—	5,453,547

Gross margin	—	598,962	933	—	599,895
Selling, general and administrative expenses	314	420,141	1,374	—	421,829
Pension expense	—	1,793	—	—	1,793
Depreciation and amortization	—	21,357	3	—	21,360
Other operating income, net	—	(1,713)	—	—	(1,713)

Operating (loss) earnings	(314)	157,384	(444)	—	156,626
Interest expense, net	6,254	4,255	53	—	10,562

(Loss) income before income taxes	(6,568)	153,129	(497)	—	146,064
Income tax (benefit) provision	(2,575)	60,043	(195)	—	57,273
Equity in earnings of subsidiaries	92,784	—	—	(92,784)	—

Net income (loss)	$88,791	$93,086	$(302)	$(92,784)	$88,791

Condensed Consolidating Financial Information

September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$190,333	$6,503	$16	$—	$196,852
Accounts and notes receivable, net	—	507,152	—	—	507,152
Merchandise inventories	—	760,992	—	—	760,992
Other current assets	279	64,280	1	—	64,560

Total current assets	190,612	1,338,927	17	—	1,529,556
Property and equipment, net	—	105,065	—	—	105,065
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	22,802		—	22,802
Due from O&M and subsidiaries	—	72,998	41,122	(114,120)	—
Advances to and investments in consolidated subsidiaries	1,132,384	—	—	(1,132,384)	—
Other assets, net	824	44,096	—	—	44,920

Total assets	$1,323,820	$1,831,159	$41,139	$(1,246,504)	$1,949,614

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$85,100	$527,819	$4	$—	$612,923
Accrued payroll and related liabilities	—	15,298	4	—	15,302
Deferred income taxes	—	31,852	—	—	31,852
Other accrued liabilities	9,710	89,998	114	—	99,822

Total current liabilities	94,810	664,967	122	—	759,899
Long-term debt, excluding current portion	207,911	5,200	—	—	213,111
Due to O&M and subsidiaries	114,120	—	—	(114,120)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	20,477	—	—	20,477
Other liabilities	—	49,148	—	—	49,148

Total liabilities	416,841	878,682	122	(253,010)	1,042,635

Shareholders’ equity
Common stock	126,848	—	1,500	(1,500)	126,848
Paid-in capital	176,540	242,024	62,814	(304,838)	176,540
Retained earnings (deficit)	608,344	715,431	(23,297)	(692,134)	608,344
Accumulated other comprehensive loss	(4,753)	(4,978)	—	4,978	(4,753)

Total shareholders’ equity	906,979	952,477	41,017	(993,494)	906,979

Total liabilities and shareholders’ equity	$1,323,820	$1,831,159	$41,139	$(1,246,504)	$1,949,614

Condensed Consolidating Financial Information

December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,897	$2,316	$—	$—	$159,213
Accounts and notes receivable, net	313	471,348	—	—	471,661
Merchandise inventories	—	720,116	—	—	720,116
Other current assets	118	52,438	243	—	52,799

Total current assets	157,328	1,246,218	243	—	1,403,789
Property and equipment, net	—	101,542	3	—	101,545
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	24,825	—	—	24,825
Due from O&M and subsidiaries	—	84,966	41,523	(126,489)	—
Advances to and investments in consolidated subsidiaries	1,036,211	—	—	(1,036,211)	—
Other assets, net	1,450	43,159	—	—	44,609

Total assets	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts and drafts payable	$—	$531,732	$3	$—	$531,735
Accrued payroll and related liabilities	—	20,570	18	—	20,588
Deferred income taxes	—	39,082	—	—	39,082
Other accrued liabilities	6,197	96,311	568	—	103,076

Total current liabilities	6,197	687,695	589	—	694,481
Long-term debt, excluding current portion	204,785	4,311	—	—	209,096
Due to O&M and subsidiaries	126,489	—	—	(126,489)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	12,107	—	—	12,107
Other liabilities	—	48,837	—	—	48,837

Total liabilities	337,471	891,840	589	(265,379)	964,521

Shareholders’ equity
Common stock	126,867	—	1,500	(1,500)	126,867
Paid-in capital	165,447	242,024	62,814	(304,838)	165,447
Retained earnings (deficit)	570,320	619,496	(23,134)	(596,362)	570,320
Accumulated other comprehensive loss	(5,116)	(5,379)	—	5,379	(5,116)

Total shareholders’ equity	857,518	856,141	41,180	(897,321)	857,518

Total liabilities and shareholders’ equity	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Condensed Consolidating Financial Information

Nine months ended September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$91,256	$95,936	$(165)	$(95,771)	$91,256
Adjustments to reconcile net income to cash used for operating activities:
Equity in earnings of subsidiaries	(95,771)	—	—	95,771	—
Depreciation and amortization	—	25,479	—	—	25,479
Provision for LIFO reserve	—	11,265	—	—	11,265
Share-based compensation expense	—	4,335	—	—	4,335
Provision for losses on accounts and notes receivable	—	1,107	—	—	1,107
Pension expense	—	—	—	—	—
Deferred income tax expense	—	908	—	—	908
Pension contributions	—	(543)	—	—	(543)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(36,911)	—	—	(36,598)
Merchandise inventories	—	(52,141)	—	—	(52,141)
Accounts payable	—	2,987	1	—	2,988
Net change in other assets and liabilities	2,882	(21,286)	(61)	—	(18,465)
Other, net	70	265	—	—	335

Cash (used for) provided by operating activities	(1,250)	31,401	(225)	—	29,926

Investing activities:
Additions to property and equipment	—	(16,846)	—	—	(16,846)
Additions to computer software and intangible assets	—	(8,035)	—	—	(8,035)
Proceeds from the sale of property and equipment	—	46	—	—	46

Cash used for investing activities	—	(24,835)	—	—	(24,835)

Financing activities:
Change in intercompany advances	(6,490)	6,085	405	—	—
Increase in drafts payable	85,100	(6,900)	—	—	78,200
Proceeds from exercise of stock options	7,937	—	—	—	7,937
Proceeds from termination of interest rate swaps	4,005	—	—	—	4,005
Excess tax benefits related to share-based compensation	1,977	—	—	—	1,977
Repurchases of common stock	(16,124)	—	—	—	(16,124)
Cash dividends paid	(38,156)	—	—	—	(38,156)
Other, net	(3,563)	(1,564)	—	—	(5,127)

Cash provided by (used for) financing activities	34,686	(2,379)	405	—	32,712

Discontinued operations:
Operating cash flows	—	—	(164)	—	(164)

Net cash used for discontinued operations	—	—	(164)	—	(164)

Net increase in cash and cash equivalents	33,436	4,187	16	—	37,639
Cash and cash equivalents at beginning of period	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of period	$190,333	$6,503	$16	$—	$196,852

Condensed Consolidating Financial Information

Nine months ended September 30, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$88,791	$93,086	$(302)	$(92,784)	$88,791
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(92,784)	—	—	92,784	—
Depreciation and amortization	—	21,357	3	—	21,360
Provision for LIFO reserve	—	8,433	—	—	8,433
Share-based compensation expense	—	5,452	—	—	5,452
Provision for losses on accounts and notes receivable	—	1,673	—	—	1,673
Pension expense	—	1,793	—	—	1,793
Deferred income tax expense	—	4,119	—	—	4,119
Pension contributions	—	(8,300)	—	—	(8,300)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(4,863)	—	—	(4,863)
Merchandise inventories	—	(51,840)	—	—	(51,840)
Accounts payable	—	147,598	(2)	—	147,596
Net change in other assets and liabilities	2,880	(2,121)	63	—	822
Other, net	(1,073)	527	1	—	(545)

Cash (used for) provided by operating activities	(2,186)	216,914	(237)	—	214,491

Investing activities:
Additions to property and equipment	—	(19,882)	(2)	—	(19,884)
Additions to computer software and intangible assets	—	(7,249)	—	—	(7,249)
Proceeds from the sale of property and equipment	—	2,422	—	—	2,422

Cash used for investing activities	—	(24,709)	(2)	—	(24,711)

Financing activities:
Change in intercompany advances	69,271	(70,705)	1,434	—	—
Decrease in drafts payable	—	(108,300)	—	—	(108,300)
Proceeds from exercise of stock options	5,736	—	—	—	5,736
Excess tax benefits related to share-based compensation	1,815	—	—	—	1,815
Cash dividends paid	(33,520)	—	—	—	(33,520)
Other, net	—	(5,099)	—	—	(5,099)

Cash provided by (used for) financing activities	43,302	(184,104)	1,434	—	(139,368)

Discontinued operations:
Operating cash flows	—	—	(1,478)	—	(1,478)

Net cash used for discontinued operations	—	—	(1,478)	—	(1,478)

Net increase (decrease) in cash and cash equivalents	41,116	8,101	(283)	—	48,934
Cash and cash equivalents at beginning of period	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of period	$133,204	$11,866	$—	$—	$145,070

13.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2010, except as discussed below.

In the third quarter of 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) for the testing of goodwill. This update allows entities the option to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step impairment test for goodwill. We will adopt this guidance prospectively when it becomes effective in the first quarter of 2012. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

In the second quarter of 2011, the FASB issued an ASU for fair value measurement. This update amends and clarifies certain measurement principles and disclosure requirements for fair value measurement. We will adopt this guidance prospectively when it becomes effective in the first quarter of 2012. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

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

In the first quarter of 2011, we adopted an ASU relating to how the carrying value of a reporting unit should be calculated when performing the first step of the goodwill impairment test. This update modified the first step of the goodwill impairment test for those reporting units with a zero or negative carrying value. The adoption of this update had no impact on our financial position and results of operations or disclosures for the nine months ended September 30, 2011.

In the first quarter of 2011, we adopted an ASU relating to the disclosure of supplementary pro forma information for business combinations. This update clarifies that, if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The adoption of this update had no impact on our financial position and results of operations or disclosures for the nine months ended September 30, 2011.

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

Results of Operations

Third quarter and first nine months of 2011 compared with 2010

Overview. Operating earnings increased 5.7% to $58.5 million for the third quarter of 2011 from $55.3 million for the third quarter of 2010. In the third quarter of 2011, net income was $33.4 million, an increase of 5.9% from $31.5 million for the same period of 2010. For the third quarter of 2011, net income per diluted common share was $0.53, an increase of 6.0% from $0.50 in the same period of 2010. For the first nine months of 2011, net income per diluted common share was $1.44, an increase of 2.9% from $1.40 in the same period of 2010.

Financial highlights. The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross margin	9.95%	9.88%	10.00%	9.91%
Selling, general and administrative expenses	7.02%	6.84%	7.15%	6.97%
Operating earnings	2.69%	2.68%	2.50%	2.59%
Net income	1.53%	1.53%	1.42%	1.47%

Net revenue. Net revenue increased 5.5% to $2.18 billion for the third quarter of 2011 from $2.06 billion for the third quarter of 2010. Net revenue increased 6.3% to $6.43 billion for the first nine months of 2011 from $6.05 billion for the comparable period in 2010.

The following table presents the components of the increase in net revenue for the three and nine months ended September 30, 2011, compared with the same periods in the prior year, and presents new customer changes net of lost customer activity (“net new”). Fee-for-service revenue represents revenue from services provided to customers that are not directly related to sales of product through our traditional distribution services and includes revenue from our OM Healthcare Logistics and OMSolutions businesses.

(Dollars in millions)
Increase (decrease) for the period ended September 30, 2011 versus 2010	Three Months		Nine Months
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Revenue from sales of products to:
Existing customers	$89.0	4.3%	$305.2	5.0%
Net new customers	13.6	0.7%	53.3	0.9%
Fee-for-service revenue	10.3	0.5%	20.1	0.4%

Total increase in net revenues	$112.9	5.5%	$378.6	6.3%

Gross margin. Gross margin dollars increased 6.2% to $216.7 million for the third quarter of 2011 from $204.0 million for the third quarter of 2010. The increase in gross margin dollars was primarily due to an increase in net revenues. The increase of 7 basis points in gross margin as a percentage of revenue was due to an increase in fee-for-service revenues (46 basis points), primarily related to our third-party logistics and supply-chain consulting services, partially offset by lower margins resulting from new customer contracts (18 basis points) and a decrease in supplier incentives as a percentage of revenue (9 basis points).

Gross margin dollars increased 7.3% to $643.5 million for the first nine months of 2011 from $599.9 million for the same period of 2010. The increase in gross margin dollars was primarily due to an increase in net revenues. The increase in gross margin as a percentage of revenue of 9 basis points was due to an increase in fee-for-service revenues (29 basis points), primarily related to our third-party logistics and supply-chain consulting services. This increase was partially offset by lower margins from new customer contracts (8 basis points), a greater last-in, first-out (LIFO) provision (4 basis points) and a decrease in supplier incentives as a percentage of revenue (5 basis points).

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been 18 basis points greater for the first nine months of 2011 and 14 basis points greater for the first nine months of 2010.

Selling, general and administrative (SG&A) expenses. SG&A expenses include labor, warehousing, handling and delivery costs associated with our distribution and third-party logistics services, as well as labor costs for our supply-chain consulting services. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from the new customers. SG&A expenses increased 8.3% to $152.8 million for the third quarter of 2011, compared with $141.1 million for the third quarter of 2010. SG&A expenses increased by $8.4 million for fee-for-service operations, including costs to service new third-party logistics business. SG&A expenses unrelated to fee-for-service operations increased $2.1 million for labor costs (net of a decrease in incentive compensation expense of $1.5 million), $1.3 million for delivery expenses and $0.8 million for consulting expenses. The decrease in incentive compensation expense for the third quarter of 2011 compared with 2010 reflects estimated lower achievement of annual performance targets.

SG&A expenses increased 9.1% to $460.1 million for the first nine months of 2011, compared with $421.8 million for the first nine months of 2010. SG&A expenses increased $19.1 million for fee-for-service operations, including costs to convert new third-party logistics business. SG&A expenses unrelated to fee-for-service operations increased $12.9 million for labor costs, $4.9 million for delivery expenses and $2.1 million for consulting expenses.

Depreciation and amortization. Depreciation and amortization expense increased 13.4% to $8.5 million for the third quarter of 2011 and 19.3% to $25.5 million for the first nine months of 2011 compared with the same periods of 2010. These increases are primarily due to depreciation and amortization of warehouse equipment and leasehold improvements for relocated and expanded distribution centers and third-party logistics distribution centers, as well as amortization of operational software improvements and certain customer-related technologies.

Other operating income, net. Other operating income, net, for the third quarter of 2011 was $3.1 million compared to $0.4 million in the third quarter of 2010, including finance charge income of $0.8 million and $0.6 million, respectively. The increase in other operating income was primarily due to $2.2 million received in settlement of an anti-trust class action lawsuit, partially offset by an increase in expenses of $0.4 million related to establishing a joint venture to provide sourcing services for our private–label offering.

Other operating income, net, for the first nine months of 2011 was $2.6 million compared to $1.7 million in the same period of 2010. The increase in other operating income was primarily due to $2.2 million received in settlement of a class action settlement and an increase in finance charge income of $0.6 million, partially offset by an increase of $2.1 million in transaction-related costs.

Operating earnings. Operating earnings for the third quarter of 2011 increased 5.7% to $58.5 million compared with $55.3 million in 2010, and increased 2.5% in the first nine months of 2011 to $160.5 million compared with $156.6 million in 2010. The increase in operating earnings in the third quarter and the first nine months was primarily driven by increased sales, partially offset by greater SG&A expenses and depreciation and amortization.

With the continuing consolidation of healthcare providers as well as their aggregation for the purpose of purchasing services, we are experiencing a trend of increasingly larger healthcare systems and integrated healthcare networks converting to our distribution and supply chain services. These customers have a relatively lower gross margin profile because of their significant revenue and scale. In response to this change in customer mix, we are making adjustments to our infrastructure to better align our service model for these customers, including the closure of two distribution centers. Our actions to date are expected to result in charges during the fourth quarter of 2011 of approximately $12 million, a significant portion of which relates to loss accruals for operating leases.

Interest expense, net. Interest expense, net of interest earned on cash balances, decreased to $3.4 million for the third quarter of 2011 from $3.8 million for the same period in 2010 and decreased to $10.2 million for the first nine months of 2011 compared to $10.6 million for the same period in 2010. Our effective interest rate was 6.40% on average borrowings of $212.4 million for the first nine months of 2011, compared to 6.74% on average borrowings of $209.6 million for the same period in 2010. The following table presents the components of our effective interest rate for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
September 30,	2011	2010
Senior notes	6.35%	6.35%
Commitment and other fees	1.27%	0.89%
Interest rate swaps	(1.33)%	(0.64)%
Other, net of interest income	0.11%	0.14%

Total effective interest rate	6.40%	6.74%

For the 2011 year-to-date period, the effective interest rate decreased 69 basis points as a result of interest rate swap activities. This decrease was partially offset by an increase of 38 basis points due to greater commitment fees and amortization of deferred transaction costs associated with our $350 million revolving credit facility, which was executed in June 2010.

Income taxes. The provision for income taxes was $21.7 million and $59.1 million for the third quarter and first nine months of 2011, compared to $20.1 million and $57.3 million for the comparable periods in 2010. The effective tax rate was 39.4% for the third quarter of 2011 and 39.3% for the first nine months of 2011, compared to 38.9% and 39.2% for the same periods of 2010.

Net income. Net income increased to $33.4 million for the third quarter of 2011 compared to $31.5 million for the third quarter of 2010. Net income increased to $91.3 million for the first nine months of 2011 compared to $88.8 million for the first nine months of 2010.

Financial Condition, Liquidity and Capital Resources

Financial condition. The balance of cash and cash equivalents was $196.9 million as of September 30, 2011. Our cash and cash equivalents are held in cash depository accounts with major banks in the United States or invested in high-quality, short-term liquid investments.

Accounts and notes receivable, net of allowances, increased $35.5 million, or 7.5%, to $507.2 million, at September 30, 2011, from $471.7 million at December 31, 2010. Accounts receivable days outstanding (DSO) was 20.6 days at September 30, 2011, and 19.6 days at December 31, 2010, based on three months’ sales and has ranged from 19.6 to 21.3 over the prior four quarters.

Merchandise inventories increased to $761.0 million at September 30, 2011, from $720.1 million at December 31, 2010. The increase was primarily due to changes in volume, including inventory buildup for new customers and normal fluctuations between periods. Average inventory turnover was 10.3 for the third quarter of 2011, based on three months’ sales, and has ranged from 10.2 to 10.7 over the prior four quarters.

Liquidity and capital expenditures. The following table presents highlights from our consolidated statements of cash flows:

(in millions)
Nine months ended September 30,	2011	2010
Net cash provided by (used for) continuing operations:
Operating activities	$29.9	$214.5
Investing activities	$(24.8)	$(24.7)
Financing activities	$32.7	$(139.4)

Cash provided by operating activities of continuing operations was $29.9 million in the first nine months of 2011, compared to $214.5 million in the same period of 2010. The increase in cash during the first nine months of 2011 was primarily driven by cash provided by operating activities of continuing operations, which is a result of operating earnings partially offset by increases in working capital. Cash from continuing operating activities in the prior year period was positively affected by operating earnings and increases in accounts payable, partially offset by higher inventories. Changes in accounts payable included in operating activities for the year-to-date periods were impacted by changes in drafts payable to suppliers (an increase of $78.2 million for the 2011 period and a decrease of $108.3 million for the 2010 period), which are classified as financing activities in our statements of cash flows.

Cash used for investing activities increased to $24.8 million in the first nine months of 2011 from $24.7 million in the same period of 2010. We deployed $24.8 million of cash on capital expenditures in the first nine months of 2011 and $27.1 million in the same period of 2010, primarily related to our strategic and operational efficiency initiatives. These expenditures included investments in leasehold improvements and warehouse equipment both for our distribution centers and third-party logistics facilities, as well as investments in operational software improvements and certain customer-facing technologies. Capital expenditures during the first nine months of 2010 primarily related to investments in leasehold improvements for our third-party logistics service and several relocated distribution centers and investments in voice-pick and customer-facing technology.

Cash provided by financing activities in the first nine months of 2011 was $32.7 million, compared to cash used by financing activities of $139.4 million in the comparable period of 2010. During the first nine months of 2011, drafts payable increased $78.2 million, proceeds of $4.0 million were received as a result of the termination of interest rate swaps, and we paid cash dividends of $38.2 million and repurchased common stock under a share repurchase program for $16.1 million. During the first nine months of 2010, drafts payable decreased by $108.3 million and we paid cash dividends of $33.5 million.

Cash used by operating activities of discontinued operations was $0.2 million for the first nine months of 2011, associated with administrative costs, compared with $1.5 million in the first nine months of 2010, primarily associated with leased facilities of the discontinued DTC business.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a $350 million Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). The interest rate on the Revolving Credit Facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. We may utilize the Revolving Credit Facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we are unable to access the Revolving Credit Facility, it could impact our ability to fund these needs. During the third quarter of 2011, we had no borrowings or repayments under the Revolving Credit Facility. We had $5.0 million of letters of credit and no borrowings outstanding at September 30, 2011, leaving $345.0 million available for borrowing at that date. Based on our leverage ratio at September 30, 2011, the interest rate under the facility will be LIBOR plus 250 basis points at the next adjustment date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15th and October 15th. Our Revolving Credit Facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2011.

In the third quarter of 2011, we paid cash dividends on our outstanding common stock at the rate of $0.20 per share, which represents a 13% increase over the rate of $0.177 per share paid in the third quarter of 2010. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. Through September 30, 2011, we have repurchased approximately 524,000 shares at $16.1 million under this program.

We believe available financing sources, including cash generated by operating activities and borrowings under the Revolving Credit Facility, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 13 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions;

•	our ability to implement strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to us;

•	our ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	changes in government regulations, including healthcare laws and regulations;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	competition;

•	changing trends in customer profiles and ordering patterns;

•	our ability to meet customer demand for additional value-added services;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	our ability to successfully identify, manage or integrate acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and

•	the outcome of outstanding tax contingencies and legislative and tax proposals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). At September 30, 2011, accounts and notes receivable, net of allowances, were approximately $507 million, and DSO was 20.6 days, based on three months’ sales. A hypothetical increase in DSO of one day would result in a decrease in our cash balances, an increase in borrowings against our revolving credit facility, or a combination thereof, of approximately $24 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the revolving credit facility at September 30, 2011. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Item 4.	Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Through September 30, 2011, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2010. Through September 30, 2011, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Purchases of Equity Securities

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the third quarter of 2011, we repurchased in open-market transactions and retired 372,490 shares of our common stock for an aggregate of $11.0 million, or an average price per share of $29.64. The following table summarizes share repurchase activity by month during the third quarter of 2011.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 2011	110,440	$32.05	110,440	$41,375,573
August 2011	153,500	28.41	153,500	37,015,350
September 2011	108,550	28.92	108,550	33,875,601

Total	372,490		372,490

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date October 28, 2011	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date October 28, 2011	/s/ James L. Bierman
James L. Bierman
Executive Vice President & Chief Financial Officer

Date October 28, 2011	/s/ D. Andrew Edwards
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