Form 10-K
period 2011-12-31
OWENS & MINOR INC/VA/
filed 2012-02-24
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $2,199,413,952 as of June 30, 2011.

The number of shares of the Company’s common stock outstanding as of February 17, 2012 was 63,542,836 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders to be held on April 27, 2012, is incorporated by reference for Item 5 of Part II and Part III.

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

Our core service consists of the distribution of finished medical and surgical products, procured from nearly 1,200 suppliers, to approximately 4,000 healthcare providers from 48 distribution and service centers nationwide. In certain cases, we also perform distribution and supply-chain management services on an outsourced basis from facilities that are owned by customers. In serving our healthcare customers, including acute-care and alternate-site providers and healthcare products suppliers, we also provide a range of data analysis tools and outsourced resource management and consulting services, such as inventory, supply spending and contract management, as well as low-unit-of measure shipments and tailored deliveries. We also provide third-party logistics services for the manufacturers and suppliers of healthcare and life-science products.

We typically provide supply-chain management services, including distribution services, under contractual arrangements with healthcare providers such as hospitals, hospital-based systems, and alternate-site providers. The majority of our revenue is derived from the distribution of consumable medical and surgical goods to healthcare providers. In addition, when providing consulting and outsourcing services to the healthcare market, we enter into fee-based service contracts of varying lengths and terms with customers.

Our company was founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company. Since 1992, when we sold the wholesale drug division, we have been focused on medical and surgical supply distribution and other supply-chain management services. We have significantly expanded and strengthened our national presence through organic growth and acquisitions.

The Healthcare Supply Distribution Industry

Distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers which include hospitals, hospital-based systems and alternate-site providers. Distributors contract with healthcare providers, including integrated healthcare networks (IHNs), directly and through group purchasing organizations (GPOs) that negotiate distribution contracts on behalf of their members. Distributors also serve suppliers by selling and distributing suppliers’ healthcare products, including supplies used in medical treatment and surgical procedures. In serving suppliers, distributors provide a wide range of other value-added services, including warehousing, handling returns and recalls, and management of accounts receivable.

Healthcare distribution is dependent on utilization of medical/surgical procedures by consumers, which in turn may be affected by the condition of the United States economy. The healthcare industry continues to grow as a percentage of the United States’ gross domestic product, as a result of an aging population that is expected to consume an increasing amount of healthcare services. The healthcare distribution industry is also growing as demand increases from healthcare providers and suppliers focused on improving the management of their supply-chain operations. Healthcare providers and suppliers rely on strategic relationships with national medical and surgical supply distributors to perform traditional warehousing and delivery functions, as well as to provide effective supply-chain management solutions.

Consolidation trends in the overall healthcare market, including acquisitions of physicians’ practices and ambulatory surgery centers by IHN’s, have led to the creation of larger and more sophisticated healthcare providers, which increasingly seek methods to lower the total cost of delivering healthcare services. These healthcare providers face a variety of financial challenges, including managing the cost of purchasing, receiving, storing and tracking medical and surgical supplies. These market trends have also driven significant consolidation within the healthcare supply distribution industry due to the competitive advantages enjoyed by larger distributors. These advantages include, among other things, the ability to serve customers in widespread geographical locations, buy inventory in large volume, develop technology platforms and decision support systems and provide expertise to healthcare providers and suppliers to help reduce supply-chain costs.

The Healthcare Supply Distribution Business Model

Through our traditional distribution business, we purchase a large volume of medical and surgical products from suppliers, store these items at our distribution centers, and provide delivery of these products and related services to healthcare providers. In addition, we have a third-party logistics offering for suppliers that is branded as OM HealthCare Logistics (OM HCL). OM HCL offers flexible warehousing and distribution services and business process outsourcing services to suppliers, enabling them to take advantage of our advanced supply-chain management expertise and significant presence in the healthcare industry. The OM HCL offering provides distribution opportunities for high value products that cannot economically be distributed using a buy-sell model.

In serving the healthcare industry, we also provide outsourced resource management and consulting services, which make use of our proprietary supply-chain management programs and technologies. Our OMSolutionsSM team provides, to acute-care providers, fee-based consulting and outsourcing services designed to improve the provider’s supply chain through more efficient management of inventory, supply spending and supply chain processes.

We have 48 distribution centers located throughout the continental United States; three of these are integrated service centers primarily serving the needs of specific healthcare systems and two others are dedicated to OM HCL’s third-party logistics services. Our distribution centers generally serve hospitals and healthcare providers within a 200-mile radius, delivering most supplies with a fleet of leased trucks. Almost all of our delivery personnel are our employees, thereby ensuring the consistency of customer service. Contract carriers and parcel services are used in situations where they are more cost-effective and timely, including for OM HCL. We customize our product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads, and we also customize delivery schedules according to customers’ needs, to increase their efficiency in receiving and storing the product. Sales, logistics, credit management and operations teammates are located regionally and, in some cases, locally to manage service to customers. In certain of our larger distribution centers, we utilize automation equipment in low-unit-of-measure picking modules, and our distribution centers have voice-pick technology which enhances speed and accuracy in certain warehousing processes.

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

Products & Services

We offer customers a broad portfolio of products and services. Distribution of medical and surgical supplies to healthcare providers, including our MediChoice® private label product line, accounts for over 95% of our revenues. Additional services include logistics, supplier management, analytics inventory management, outsourced resource management, clinical supply management and business process consulting. Examples of our service offerings include the following:

•

PANDACSM is an operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory. We provide detailed analysis and ongoing reporting which enables customers to decrease redundancy and obsolescence and increase inventory turns, which in turn reduces investment in these high-cost products.

•

SurgiTrack® is a customizable surgical supply service that includes the assembly and delivery of surgical supplies in procedure-based totes, based on a healthcare provider’s surgical schedule. The SurgiTrack program also provides in-depth analysis designed to enable healthcare providers to standardize products used in procedures, reduce inventory and streamline workflow.

•

OMSolutions is a supply-chain consulting, customer technology and resource management service offering. OMSolutions implements customized healthcare supply-chain solutions through the integration of people, processes and technologies. Services offered by OMSolutions decrease supply-chain costs while increasing operating efficiency. For example, OMSolutions provides consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OMSolutions services are in-depth value analysis and cost management, cost reduction through the management of purchased services, receiving and storeroom redesign, conducting physical inventories, and configuration of automatic inventory replenishment systems. Additional technology-based services offered by OMSolutions are WISDOM GoldSM, Clinical Supply SolutionsSM and Implant Purchase ManagerSM.

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

Implant Purchase Manager is a technology-based service that enables healthcare provider customers to better manage their inventory of high-dollar implants and devices through improved tracking of utilization, contract compliance, and billing. Typically, these implants are not held in inventory but are delivered just-in-time for procedures.

•

OM HCL is an offering of customized third-party logistics and business process outsourcing services, primarily marketed to suppliers of medical devices and life science companies. This business provides flexible warehousing and distribution services to meet unique product requirements. OM HCL also provides full order-to-cash services, including reverse logistics and chargeback management. The two logistics centers dedicated to OM HCL are state-of-the art facilities that are strategically positioned in central and western U.S. locations. OM HCL’s services are enabled by sophisticated supply-chain management software and technology.

Customers

We currently provide distribution, outsourced resource management and/or consulting services to approximately 4,000 healthcare providers, primarily hospitals in the acute-care market. Many of the hospital customers are represented by IHNs or GPOs that negotiate pricing with suppliers and also contract for distribution services with us. We also serve the federal government, including the U.S. Department of Defense, as a prime vendor for medical and surgical supply distribution services. On a more limited basis, we serve alternate-site providers, including ambulatory surgery centers, physicians’ practices, clinics, home healthcare organizations, nursing homes and rehabilitation facilities. We also provide distribution and supply-chain management services, including third-party logistics and business process outsourcing services, to suppliers of medical and surgical products.

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

We have contracts to provide distribution services to the members of a number of national GPOs, including Novation, LLC (Novation), MedAssets Inc. (MedAssets) and its subsidiary Broadlane, Inc. (Broadlane) and Premier Purchasing Partners, L.P. (Premier). Our agreement with Novation expires in August 2012 and is renewable for up to one additional year. Sales to Novation members represented approximately 35% of our revenue in 2011. Our agreement with MedAssets and Broadlane expires in May 2013. Sales to MedAssets and Broadlane members combined represented approximately 24% of our revenue in 2011. Our agreement with Premier expires December 2012. Sales to Premier members represented approximately 20% of our revenue in 2011.

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

Individual Providers

In addition to contracting with healthcare providers at the IHN level and through GPOs, we contract directly with individual healthcare providers, including surgery centers and physicians’ practices, and smaller networks of healthcare providers that have joined together to negotiate terms.

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

Pricing

Industry practice is for healthcare providers, or their IHNs or GPOs, to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. The medical/surgical supply distribution industry is characterized by pricing pressure on product and distribution pricing.

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

OMSolutions pricing is based on professional rates and costs of managing and providing staffing, to perform specific services. Additionally, pricing for technology services is based on the structure and complexity of the customer engagement, including spending level and number of contracts, system interfaces and facilities. We have contracts for OMSolutions and other supply-chain management services which include performance targets related to cost-saving initiatives for customers that result from our services. Achievement against these performance targets is measured as determined by contractual terms. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees, or to provide a credit toward future purchases by the customer. When performance targets are achieved, we may be entitled to additional fees.

OM HCL pricing is activity-based, with service-based fees determined by customers’ particular requirements for warehousing, handling and delivery services.

Our traditional distribution and OM HCL contracts with healthcare providers and suppliers generally include mutual provisions designed to facilitate targeted efficiencies for our operations and our customers’ operations. These contractual provisions may include financial and nonfinancial incentives or penalties, or a combination of both, for performance against targets.

Suppliers

We offer a variety of supplier programs that benefit our supplier partners, which are designed to increase market share, drive sales growth for their products, or result in operational efficiencies. Through standardization and consolidation of these suppliers’ products for sale to our customer base, we strive to provide operational benefits and cost savings throughout the supply chain. Supplier programs, which are generally negotiated on an annual basis, provide for enhanced levels of support that are aligned with annual supplier objectives and growth goals.

We have contractual arrangements with suppliers participating in these programs that provide performance-based incentives, as well as cash discounts for prompt payment. Program incentives can be earned on a monthly, quarterly or annual basis.

Additionally, we offer customers a private-label brand of medical and surgical products under our proprietary MediChoice brand name which provides cost-saving alternatives on over 2,900 commodity products. We source our MediChoice products from a select group of manufacturers known for their quality and high service levels. Through our offering of both MediChoice products and branded supplier products, we offer a comprehensive product portfolio to our customers. In late 2011, we established a joint venture with a healthcare products developer and manufacturer to provide sourcing services for our MediChoice private label offering. We believe that this expansion of our private label sourcing capabilities will improve service, quality and value for our customers.

Sales of products supplied by subsidiaries of Covidien Ltd. accounted for approximately 14% of our revenue for 2011. Sales of products supplied by Johnson & Johnson Health Care Systems, Inc. were approximately 10% of our revenue for 2011.

Information Technology

To support our strategic efforts, we have implemented information systems to manage all aspects of operations, including order fulfillment, customer service, warehouse and inventory management, asset management, electronic commerce, and financial management. We believe that our investment in technology for the management of operations provides us with a significant competitive advantage.

We have an agreement with Dell Perot Systems, which expires in December 2014, to outsource our information technology operations. This agreement includes the management and operation of information technology and infrastructure, as well as support, development and enhancement of all key business systems.

Our technology strategy and expenditures focus on customer service, electronic commerce, data warehousing, decision support, supply-chain management, warehouse management, and sales and marketing programs, as well as significant enhancements to back office systems and overall technology infrastructure. We use electronic commerce technology to conduct business transactions with customers, suppliers and other trading partners. Our proprietary technology includes the OMDirect Internet order fulfillment system, the WISDOM Gold knowledge management and decision-support system, and the QSightSM clinical inventory management system.

During 2011, we invested in improvements to software used in our operations, including customer-facing technologies. In addition, we purchased technology for our Implant Purchase Manager service offering.

Asset Management

In the healthcare supply distribution industry, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We are focused on effective processes to optimize inventory and collect accounts receivable.

Inventory

We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with supply-chain partners on inventory productivity initiatives. When we convert large-scale, multi-state IHN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required. We actively monitor inventory for obsolescence and use inventory turnover and other operational metrics to measure our performance in managing inventory. We implemented changes throughout 2011 to our systems and the purchasing organizational structure to enhance both the productivity of our inventory and the service level we provide our customers.

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

Competition

The acute-care medical/surgical supply distribution industry in the United States is highly competitive. The sector includes: two major nationwide distributors, Owens & Minor, Inc. and Cardinal Health, Inc.; a smaller national distributor of medical and surgical supplies, Medline, Inc.; and a number of regional and local distributors; as well as customer self-distribution models.

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

Direct-to-Consumer Supply Distribution Business

We exited our direct-to-consumer diabetes supply (DTC) business to focus on our distribution business for healthcare providers and suppliers. In January 2009, we sold certain assets of this business, including customer data and intellectual property, to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc., for $63.0 million. We retained the remaining assets and liabilities of the business, including accounts receivable. We operated the DTC business under the trade name AOM Healthcare Solutions (AOM) beginning with our acquisition of Access Diabetic Supply, LLC in 2005. AOM primarily marketed blood glucose monitoring devices, test strips and other ancillary products used by diabetic consumers for self-testing, mainly through direct-response advertising using a variety of media. We substantially completed our exit from this business by the end of the second quarter of 2009, by liquidating our remaining assets and vacating our leased premises. Additional information regarding this discontinued operation is included in Note 3 of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

Employees

At the end of 2011, we employed approximately 4,800 full- and part-time teammates. We believe that ongoing teammate training is critical to performance and use Owens & Minor University®, an in-house training facility, to offer classes in leadership, management development, finance, operations, safety and sales. We believe that relations with teammates are good.

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

Dependence on Significant Customers

In 2011, our top ten customers represented approximately 23% of our revenue. In addition, in 2011, approximately 78% of our revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Novation, Premier, Broadlane and MedAssets. We could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual customer relationship, could have a material adverse effect on our results of operations.

Dependence on Significant Suppliers

We distribute products from nearly 1,200 suppliers and are dependent on these suppliers for the continuing supply of products. In 2011, sales of products of our ten largest suppliers accounted for approximately 54% of revenue. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, partially dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers’ continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations.

Operating Margin Initiatives

In response to increasing competitive pricing pressure in the medical/surgical supply distribution market, we are working to counteract the effects of lower pricing on operating margin through several initiatives. These initiatives include, but are not limited to (i) expansion and improved sourcing of our MediChoice® private-label brand of medical and surgical products, (ii) implementation of new funding programs with our suppliers, (iii) modernizing our infrastructure for core distribution through standardization and technology enhancements designed to increase operational and data management efficiencies and improve customer service, (iv) growth and management of third-party logistics services through OM HealthCare Logistics, (v) growth in consulting and value-added supply chain management services offered through OMSolutionsSM and (vi) continued expansion in non acute-care markets in healthcare. If one or more of these initiatives is unsuccessful, it could have an adverse effect on our future performance.

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

In March 2010, Congress passed and President Obama signed into law the Patient Protection and Affordable Care Act and related Reconciliation Bill, which includes a variety of healthcare reform provisions and requirements that will become effective at varying times from 2010 to 2018. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. The uncertainties surrounding the components of this legislation and the impact of its implementation on the healthcare industry may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, and may require excise taxes to be paid on sales of certain medical products, all of which could adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We had 48 distribution centers, including office and warehouse space, across the United States as of December 31, 2011. We lease 47 of these distribution centers from unaffiliated third parties and own one. Three of the distribution centers are operating as integrated service centers and two are dedicated to OM HealthCare Logistics. We also lease additional warehouse space near four of our distribution centers, as well as small offices for sales and consulting personnel across the United States. In addition, we have a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and lease space on a temporary basis from time to time to meet our inventory storage needs. We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.

We also own two warehouses, which were acquired from The Burrows Company in 2008 and were closed as of December 31, 2011. These warehouses are being offered for sale. We also have two leases with remaining terms ranging from less than one year to five years for office and warehouse facilities that we have vacated.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 17, 2012, there were approximately 3,700 common shareholders of record. We believe there are an estimated additional 39,700 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.

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

5-Year Total Shareholder Return

The following performance graph compares the performance of our common stock to the S&P 500 Index and an Industry Peer Group (which includes the companies listed below) for the last five years. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2006, and that all dividends were reinvested.

(Data provided by Standard & Poor’s)

	Base Period 12/2006	12/2007	12/2008	12/2009	12/2010	12/2011
Owens & Minor, Inc.	$100.00	$138.14	$124.91	$145.68	$153.46	$148.74
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
Industry Peer Group	100.00	105.10	66.19	96.01	113.74	123.58

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

Share Repurchase Program. In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2011, we repurchased in open-market transactions and retired 524,071 shares at an average price per share of $30.77. As of December 31, 2011, we have $33.9 million remaining under the repurchase program approved by the Board of Directors. There were no repurchases during the fourth quarter of 2011.

Item 6. Selected Consolidated Financial Data

(in thousands, except ratios and per share data)

	At or for the Year Ended December 31,(1)
	2011(3)	2010(2)	2009	2008	2007
Summary of Operations:
Net revenue	$8,627,912	$8,123,608	$8,037,624	$7,243,237	$6,694,596
Income from continuing operations	$115,198	$110,579	$116,859	$101,257	$71,411
(Loss) income from discontinued operations, net of tax	—	—	(12,201)	(7,930)	1,299

Net income	$115,198	$110,579	$104,658	$93,327	$72,710

Per Common Share(4):
Income (loss) per common share—basic:
Continuing operations	$1.82	$1.76	$1.87	$1.64	$1.18
Discontinued operations	—	—	(0.19)	(0.13)	0.02

Net income per share—basic	$1.82	$1.76	$1.68	$1.51	$1.20

Income (loss) per common share—diluted:
Continuing operations	$1.81	$1.75	$1.86	$1.63	$1.17
Discontinued operations	—	—	(0.19)	(0.13)	0.02

Net income per share—diluted	$1.81	$1.75	$1.67	$1.50	$1.19

Cash dividends	$0.800	$0.708	$0.613	$0.533	$0.453
Stock price at year end	$27.79	$29.43	$28.62	$25.10	$28.29
Book value at year end(5)	$14.47	$13.52	$12.23	$11.08	$10.02
Summary of Financial Position:
Total assets	$1,946,815	$1,822,039	$1,747,088	$1,776,190	$1,528,003
Cash and cash equivalents	$135,938	$159,213	$96,136	$7,886	$10,395
Total debt	$214,556	$210,906	$210,917	$362,003	$286,976
Total Owen’s & Minor, Inc. shareholders’ equity	$918,087	$857,518	$769,179	$689,051	$614,359
Selected Ratios:
Gross margin as a percent of revenue	9.94%	9.94%	10.13%	10.23%	10.02%
Selling, general, and administrative expenses as a percent of revenue	7.08%	6.94%	7.37%	7.52%	7.69%
Operating earnings as a percent of revenue	2.36%	2.41%	2.50%	2.50%	2.10%
Day sales outstanding(6)	20.7	19.6	21.4	24.5	23.6
Average annual inventory turnover(7)	10.2	10.4	10.6	10.4	9.7
Days payables outstanding(7)	27.0	26.5	27.6	28.9	28.6
Total debt to equity(8)	0.23	0.25	0.27	0.53	0.47

(1)

In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations for all periods presented. For additional information regarding discontinued operations, see Note 3 of Notes to Consolidated Financial Statements.

(2)

We terminated our frozen defined benefit pension plan in the fourth quarter of 2010 and recognized a settlement charge of $19.6 million ($11.9 million after taxes, or $0.19 per common share). See Note 12 of Notes to Consolidated Financial Statements.

(3)

We incurred charges of $12.7 million associated with exit and realignment activities ($7.7 million after taxes, or $0.13 per common share) in the fourth quarter of 2011. See Note 8 of Notes to Consolidated Financial Statements.

(4)	Prior periods have been retroactively adjusted to reflect a three-for-two stock split effected on March 31, 2010. See Note 1 of Notes to Consolidated Financial Statements.
(5)	Represents Owens & Minor, Inc. shareholders’ equity divided by year-end common shares outstanding.
(6)	Based on net revenue for the fourth quarter of the year.
(7)	Based on cost of goods sold for the preceding 12 months.
(8)	Represents total debt divided by Owens & Minor, Inc. shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis presented below refers to, and should be read in conjunction with, the consolidated financial statements and related notes included in this form 10-K. Unless otherwise indicated, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations we are referring to our continuing operations.

2011 Financial Results

Overview. Owens & Minor, Inc. (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare supply-chain management company. Operating earnings increased 3.9% to $203.5 million for 2011, compared to $195.9 million for 2010. In 2011, net income was $115.2 million, an increase of 4.2% from $110.6 million for 2010. Income from continuing operations per diluted common share was $1.81 in 2011, an increase of 3.4% from $1.75 for 2010. Operating earnings were negatively affected in 2011 by exit and realignment charges of $12.7 million and in 2010 by a settlement charge of $19.6 million recognized due to the termination of our defined benefit pension plan. Excluding these charges, operating earnings, net income and net income per diluted share would have been $216.2 million, $122.9 million and $1.94, in 2011, and $215.5 million, $122.5 million and $1.94 in 2010. See Exhibit 11.2 of this report for a reconciliation of these non-GAAP measures to the corresponding GAAP measures for 2011 and 2010.

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

Results of Operations

Financial highlights. The following table presents highlights from our consolidated statements of income on a percentage-of-revenue basis:

Year ended December 31,	2011	2010	2009
Gross margin	9.94%	9.94%	10.13%
Selling, general, and administrative expenses	7.08%	6.94%	7.37%
Operating earnings	2.36%	2.41%	2.50%
Income from continuing operations	1.34%	1.36%	1.45%

Net revenue. Net revenue was $8.63 billion for 2011, $8.12 billion for 2010 and $8.04 billion for 2009, representing increases of 6.2% for 2011 compared to 2010 and 1.1% for 2010 compared to 2009.

The following table presents the components of the increase in net revenue for the years ended December 31, 2011 and 2010, compared with the same periods in the prior year, and presents new customer changes net of lost customer activity (“net new (lost)”). Fee-for-service revenue represents revenue from services provided to customers that are not directly related to sales of product through our traditional distribution services and includes revenue from our OM HealthCare Logistics and OMSolutionsSM businesses.

(Dollars in millions)
Increase (decrease) for the year ended December 31,	2011 versus 2010		2010 versus 2009
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Revenue from sales of products to:
Existing customers	$381.1	4.7%	$188.9	2.4%
Net new (lost) customers	95.9	1.2%	(100.0)	(1.2)%
Fee-for-service revenue	27.3	0.3%	(2.9)	(0.1)%

Total increase in net revenues	$504.3	6.2%	$86.0	1.1%

Gross margin. Gross margin dollars increased 6.2% to $857.5 million for 2011, from $807.7 million for 2010, which decreased 0.8% from $814.4 million for 2009. The following table presents the components of the increase or decrease in gross margin for the years ended December 31, 2011 and 2010. This table presents gross margin from customer contracts related to sales of product, contribution to gross margin relating to supplier incentives, and gross margin from other services through traditional distribution services (“traditional distribution”) and margin from OM HealthCare Logistics, OMSolutions and other supply-chain services that are not directly related to sales of product (“fee-for-service”).

(Dollars in millions)
Increase (decrease) for the year ended December 31,	2011 versus 2010		2010 versus 2009
	Gross Margin	Impact on gross margin as a percent of revenue	Gross Margin	Impact on gross margin as a percent of revenue
Gross margin components:
Traditional distribution	$25.6	(0.26)%	$1.1	(0.08)%
Fee-for-service	27.3	0.28%	(2.8)	(0.05)%
Provision for LIFO	(2.6)	(0.02)%	(8.4)	(0.11)%
Other	(0.5)	0.00%	3.4	0.05%

Total increase (decrease) in gross margin	$49.8	0.00%	$(6.7)	(0.19)%

Gross margin for traditional distribution services declined in 2011 and 2010 as a result of lower gross margin on sales to new and existing customers, primarily large integrated health networks.

We value inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been higher by 16 basis points in 2011, 14 basis points in 2010 and 3 basis points in 2009.

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

SG&A expenses increased 8.2% to $610.7 million for 2011, compared with $564.2 million for 2010. SG&A expenses increased $25.7 million for fee-for-service operations, including costs to convert new third-party logistics business. SG&A expenses unrelated to fee-for-service operations increased $14.8 million for labor costs, $6.3 million for delivery expenses resulting from increased fuel costs and business growth, and $2.2 million for consulting expenses.

SG&A expenses decreased 4.8% to $564.2 million for 2010 compared with $592.3 million for 2009. SG&A expenses decreased $17.3 million for labor costs, primarily related to incentive compensation expense; $7.6 million for information technology outsourcing and consulting primarily related to technology infrastructure enhancements; $4.3 million in Burrows acquisition transition-related expenses; $1.6 million for delivery costs;

and $1.3 million resulting from a lower provision for losses on accounts and notes receivable. These decreases in SG&A expenses were partially offset by an increase of $2.5 million for costs incurred in our fee-for-service operations. The decrease in incentive compensation expense for 2010 compared with 2009 reflects lower achievement against certain performance-based measures.

Exit and realignment charges. With the continuing consolidation of healthcare providers as well as their aggregation for the purpose of purchasing services, we are experiencing a trend of increasingly larger healthcare systems and integrated healthcare networks converting to our distribution and supply chain services. These customers have a relatively lower gross margin profile because of their significant revenue and scale. In response to this change in customer mix, we are making adjustments to our infrastructure to better align our service model for these customers, including the closure of two distribution centers in 2011. Our actions resulted in total charges of $12.7 million in 2011, associated with exit activities and our organizational realignment. These charges included loss accruals for operating leases of $8.4 million, employee severance costs of $3.0 million, and losses on property and equipment and other expenses of $1.3 million. The exit and realignment charges had a negative impact of $0.13 on income from continuing operations per diluted common share for 2011.

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

Depreciation and amortization expense. Depreciation and amortization expense increased 17.1% to $34.1 million for 2011 from $29.1 million for 2010. The increase was primarily due to depreciation and amortization of warehouse equipment and leasehold improvements for relocated and expanded distribution centers and third-party logistics distribution centers, as well as amortization of operational software improvements and certain customer-related technologies. Depreciation and amortization expense increased to $29.1 million for 2010 from $25.3 million for 2009. The increase was primarily due to amortization of computer software related to enhancements in infrastructure and customer-facing technologies, technology for our third-party logistics operations, and voice-pick systems for our distribution centers, as well as amortization of leasehold improvements for our third-party logistics distribution centers and relocated or expanded distribution centers.

Other operating income, net. Other operating income, net, was $3.5 million, $2.9 million and $5.2 million for 2011, 2010 and 2009, including finance charge income of $2.9 million for 2011, $2.3 million for 2010, and $4.8 million for 2009. Other operating income for 2011 also includes $2.2 million received in settlement of a class action lawsuit, offset by an increase of $2.2 million in transaction-related costs.

Operating earnings. Operating earnings for 2011 increased 3.9% to $203.5 million from $195.9 million for 2010, which decreased 2.7% from $201.3 million for 2009. In comparing 2011 to 2010, the increase in operating earnings was primarily due to an increase in net revenues, partially offset by SG&A expenses to service new business, exit and realignment charges and increased depreciation and amortization expense. In comparing 2010 to 2009, the decrease in operating earnings was primarily due to an increase in pension expense, resulting from the termination of our defined benefit pension plan, and a decrease in gross margin, partially offset by a decrease in SG&A expenses.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $13.7 million for 2011, as compared with $14.3 million for 2010 and $13.0 million for 2009. The following table presents the components of our effective interest rate and average borrowings for years ended December 31, 2011, 2010 and 2009.

(Dollars in millions)
Year ended December 31,	2011	2010	2009
Senior notes	6.35%	6.35%	6.35%
Commitment and other fees	1.27%	0.98%	0.46%
Interest rate swaps	(1.28)%	(0.64)%	(0.67)%
Other, net of interest income	0.08%	0.14%	(0.14)%

Total effective interest rate	6.42%	6.83%	6.00%

Average borrowings	$213.0	$209.8	$217.4

For 2011, the effective interest rate decreased 41 basis points due to amortization of gains resulting from interest rate swap activities (64 basis points), partially offset by greater commitment fees and amortization of deferred transaction costs associated with our $350 million revolving credit facility, which was executed in June 2010 (29 basis points).

Income taxes. The provision for income taxes was $74.6 million for 2011, compared with $71.0 million for 2010, and $71.4 million for 2009. Our effective tax rate was 39.3% for 2011, as compared with 39.1% for 2010, and 37.9% for 2009. The lower effective tax rate for 2009 compared to 2011 and 2010 was primarily the result of recognizing tax benefits due to the conclusion of audits by the Internal Revenue Service of our 2007 and 2006 income tax returns.

Income from continuing operations. Income from continuing operations was $115.2 million for 2011, $110.6 million for 2010, and $116.9 million for 2009. The increase for 2011 compared to 2010 is primarily due to an increase in operating earnings of $7.5 million, which includes exit and realignment charges of $7.7 million, net of tax. The decrease for 2010 compared to 2009 is primarily due to a decrease in operating earnings of $5.3 million, which includes a pension settlement charge of $11.9 million, net of tax.

Loss from discontinued operations, net of tax. There was no income or loss from discontinued operations in 2011 or 2010. Loss from discontinued operations, net of tax, was $12.2 million in 2009, and included costs related to exiting the DTC business.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Cash and cash equivalents decreased to $135.9 million at December 31, 2011 from $159.2 million at December 31, 2010. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States or invested in high-quality, short-term liquid investments.

Accounts and notes receivable, net of allowances, increased $35.1 million, or 7.4%, to $507 million at December 31, 2011, from $472 million at December 31, 2010, primarily due to an increase in accounts receivable days outstanding (DSO) of 1.1 days and increased sales. DSO was 20.7 days at December 31, 2011, 19.6 days at December 31, 2010, and 21.4 days at December 31, 2009, based on three months’ sales.

Merchandise inventories increased to $806 million at December 31, 2011 from $720 million at December 31, 2010. Average annual inventory turnover was 10.2 in 2011 and 10.4 in 2010. The increase in merchandise inventories at 2011 year-end and the decline in inventory turnover for 2011 compared to the prior year-end primarily resulted from growth in business, which requires higher levels of available inventory and the build-up inventory for new customers in anticipation of their full conversion.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2011, 2010 and 2009:

(Dollars in millions)	2011	2010	2009
Net cash provided by (used for) continuing operations:
Operating activities	$68.4	$143.2	$218.0
Investing activities	(33.9)	(37.4)	(21.2)
Financing activities	(57.5)	(41.0)	(181.8)
Net cash (used for) provided by discontinued operations	(0.3)	(1.7)	73.3

(Decrease) increase in cash and cash equivalents	$(23.3)	$63.1	$88.3

Cash provided by operating activities was $68.4 million in 2011, compared to $143.2 million in 2010 and $218.0 million in 2009. Cash from operating activities in 2011 was a result of operating earnings and an increase in accounts payable, due to increased inventory purchases, offset by a build-up of inventory of approximately $100 million for new business, an increase in DSO of 1.1 days (adverse impact on cash of $26.3 million), and an increase in other current assets related to our growth in revenues. Cash from operating activities for 2010 was positively affected by operating earnings, a decrease in DSO of 1.8 days (positive impact on cash of approximately $43 million), and an increase in accounts payable. Cash from operating activities for 2010 was negatively affected by an increase in inventory for new customers.

Cash used for investing activities decreased to $33.9 million for 2011 from $37.4 million for 2010, which was increased from $21.2 million for 2009. Capital expenditures were $36.3 million for 2011, primarily related to our strategic and operational efficiency initiatives. These expenditures included investments in leasehold improvements and warehouse equipment both for our distribution centers and third-party logistics facilities, as well as investments in operational software improvements and certain customer-facing technologies.

Capital expenditures were $41.3 million for 2010, primarily related to relocating or expanding distribution centers for new distribution and third-party logistics business, as well as continued investment in operational efficiency initiatives. Capital expenditures in 2010 also included investments in software for the continued implementation of voice-pick and customer-facing technologies and other technology infrastructure enhancements. These capital expenditures were partially offset by proceeds from the sale of properties acquired from The Burrows Company (Burrows).

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

Net cash used in financing activities was $57.5 million in 2011, $41.0 million in 2010, and $181.8 million in 2009. In 2011, we paid dividends of $50.9 million, repurchased common stock under a share repurchase program for $16.1 million of cash, and received proceeds of $4.0 million as a result of the termination of interest rate swaps. In 2010, we paid dividends of $44.8 million and financing costs of $2.8 million. In 2009, proceeds of $63.0 million from the sale of the DTC business, as well as cash from operating activities of continuing operations and discontinued operations, were used primarily to reduce our revolving credit facility by $150.6 million, net of borrowings, and to pay dividends of $38.4 million. We received proceeds from exercises of stock options of $9.2 million, $7.2 million and $6.6 million in 2011, 2010 and 2009. Although our stock options generally have an exercise period of 10 years, we believe that this trend may not continue as we have not issued stock options since 2007.

Cash used by operating activities of discontinued operations was $0.3 million for 2011, associated with administrative costs, compared with $1.7 million in 2010, primarily associated with leased facilities of the discontinued DTC business.

2012 Planned Capital Expenditures. In late 2011, we initiated a multi-year transformation of our information technology infrastructure to improve operational and data management efficiencies and customer service and to reduce future operating expense increases. As part of this initiative, we have extended and amended our contract for outsourced information technology operations, which expires in December 2014. We anticipate that our capital expenditures will increase $20 million to $25 million for 2012, as compared with 2011, with resulting increases in depreciation and amortization targeted to begin in the second half of 2012. In addition, we are targeting expenses for IT outsourcing and maintenance to decrease over the same timeframe, thereby offsetting the negative financial impact of these operational initiatives on our results of operations.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a $350 million Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). The interest rate on the Revolving Credit Facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. At December 31, 2011, the following financial institutions had commitments under the facility: Bank of America, N.A., Wells Fargo Bank, N.A., SunTrust Bank, N.A., U.S. Bank National Association, JPMorgan Chase Bank N.A., Branch Banking & Trust Company, Citibank N.A., Comerica Bank, Fifth Third Bank, and PNC Bank N.A. We may utilize the Revolving Credit Facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the Revolving Credit Facility, it could impact our ability to fund these needs.

During 2011, we had no borrowings or repayments under the Revolving Credit Facility. At December 31, 2011, we had $5.0 million of letters of credit and no borrowings outstanding under the facility, leaving $345.0 million available for borrowing. Based on our leverage ratio at December 31, 2011, the interest rate under the facility will remain unchanged at LIBOR plus 250 basis points at the next adjustment date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The Revolving Credit Facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2011.

We paid quarterly cash dividends on our outstanding common stock at the rate of $0.20 per share during 2011, $0.177 per share during 2010, and $0.153 per share during 2009. Our annual dividend payout ratio for the three years ended December 31, 2011, was in the range of 36.7% to 44.2%. In February 2012, the Board of Directors approved a 10% increase in the amount of our quarterly dividend to $0.22 per common share. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During 2011, we repurchased approximately 524,000 shares at $16.1 million under this program.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2011:

(in millions)
Contractual obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
6.35% Senior Notes maturing April 2016 including interest payments(1)	$257.2	$12.7	$25.4	$219.1	$—
Operating leases(2)	135.6	39.6	57.0	29.3	9.7
Purchase obligations(2)	128.6	44.0	84.6	—	—
Unrecognized tax benefits, net(3)	12.8	—	—	—	—
Capital lease obligations(1)	7.5	2.3	3.3	1.6	0.3
Other long-term liabilities(4)	74.7	3.7	5.8	5.2	60.0

Total contractual obligations(5)	$616.4	$102.3	$176.1	$255.2	$70.0

(1)	See Note 9 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2011.
(2)	See Note 17 of Notes to Consolidated Financial Statements.
(3)	We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits.
(4)

Other long-term liabilities include estimated minimum required payments for our unfunded retirement plan for certain officers. See Note 13 of Notes to Consolidated Financial Statements. Certain long-term liabilities, including deferred tax liabilities and post-retirement benefit obligations, are excluded as we cannot reasonably estimate the timing of payments for these items.

(5)

Excludes certain contingent contractual obligations that are required to be paid in the event that performance targets specified by customer contracts are not achieved. See Note 17 of Notes to Consolidated Financial Statements.

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

Allowances for losses on accounts and notes receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2011, accounts and notes receivable were $506.8 million, net of allowances of $15.6 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on the results of operations.

Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise between physical inventory dates. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2011, the carrying value of inventory was $806.4 million, which is $106.7 million less than the value of inventory accounted for on a current cost or first-in, first out (FIFO) basis.

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

We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. The carrying value of the reporting unit is then compared to its fair value to determine potential impairment. Goodwill totaled $248.5 million at December 31, 2011.

Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2011, long-lived assets included property and equipment of $115.1 million, net of accumulated depreciation; intangible assets of $22.1 million, net of accumulated amortization; and computer software costs of $29.7 million, net of accumulated amortization.

We did not record any material impairment losses related to goodwill or long-lived assets in 2011. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions could produce materially different results.

Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’

compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $11.5 million at December 31, 2011.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at December 31, 2011, were $506.8 million, and DSO at December 31, 2011, was 20.7, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $24 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the facility at December 31, 2011. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature of our distribution services, which generally include delivery of product to specified locations, we are exposed to potential volatility in fuel prices. The price and availability of fuel fluctuates due to market conditions generally outside of our control. Increased fuel costs may have a negative impact on our results of operations by increasing the costs we incur to deliver product, either through utilizing our own fleet or third-party carriers.

Fuel costs related to deliveries, excluding any amounts recovered through fuel surcharges and activity-based transportation fees, increased by approximately $6 million in 2011 from 2010. We estimate that approximately $4 million of this increase was related to increases in diesel prices. We benchmark our diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (the “Diesel Benchmark Price”) as quoted on the website of the U.S. Energy Information Administration. The Diesel Benchmark Price averaged $3.84 per gallon in 2011, up 28% from $2.99 per gallon in 2010. Accordingly, in 2011 we estimate that every 10 cents per gallon increase in the Diesel Benchmark Price reduced our operating earnings by approximately $470,000. Our strategies for helping to mitigate our exposure to changing fuel prices include the use of fuel surcharges, activity-based pricing and hedging alternatives.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the company). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Craig R. Smith
President & Chief Executive Officer

James L. Bierman
Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited Owens & Minor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Owens & Minor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012, expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 24, 2012

Part III

Items 10-14.

Information required by Items 10-14 can be found under Corporate Officers on page 8 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2011 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 24, 2011. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 65.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2011	2010	2009
Net revenue	$8,627,912	$8,123,608	$8,037,624
Cost of goods sold	7,770,375	7,315,883	7,223,237

Gross margin	857,537	807,725	814,387
Selling, general, and administrative expenses	610,657	564,169	592,340
Exit and realignment charges	12,708	—	—
Pension expense	—	21,366	752
Depreciation and amortization	34,135	29,148	25,265
Other operating income, net	(3,478)	(2,894)	(5,245)

Operating earnings	203,515	195,936	201,275
Interest expense, net	13,682	14,323	13,028

Income from continuing operations before income taxes	189,833	181,613	188,247
Income tax provision	74,635	71,034	71,388

Income from continuing operations	115,198	110,579	116,859
Loss from discontinued operations, net of tax	—	—	(12,201)

Net income	$115,198	$110,579	$104,658

Income (loss) per common share—basic:
Continuing operations	$1.82	$1.76	$1.87
Discontinued operations	—	—	(0.19)

Net income per share—basic	$1.82	$1.76	$1.68

Income (loss) per common share—diluted:
Continuing operations	$1.81	$1.75	$1.86
Discontinued operations	—	—	(0.19)

Net income per share—diluted	$1.81	$1.75	$1.67

Cash dividends per common share	$0.800	$0.708	$0.613

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2011	2010
Assets
Current assets
Cash and cash equivalents	$135,938	$159,213
Accounts and notes receivable, net	506,758	471,661
Merchandise inventories	806,366	720,116
Other current assets	76,763	52,799

Total current assets	1,525,825	1,403,789
Property and equipment, net	108,061	101,545
Goodwill, net	248,498	247,271
Intangible assets, net	22,142	24,825
Other assets, net	42,289	44,609

Total assets	$1,946,815	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$575,793	$531,735
Accrued payroll and related liabilities	20,668	20,588
Deferred income taxes	42,296	39,082
Other accrued liabilities	93,608	103,076

Total current liabilities	732,365	694,481
Long-term debt, excluding current portion	212,681	209,096
Deferred income taxes	21,894	12,107
Other liabilities	60,658	48,837

Total liabilities	1,027,598	964,521

Commitments and contingencies
Shareholders’ equity
Preferred stock, par value $100 per share, authorized—10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,449 shares and 63,433 shares	126,900	126,867
Paid-in capital	179,052	165,447
Retained earnings	619,629	570,320
Accumulated other comprehensive loss	(7,494)	(5,116)

Total Owens & Minor, Inc. shareholders’ equity	918,087	857,518
Noncontrolling interest	1,130	—

Total shareholders’ equity	919,217	857,518

Total liabilities and shareholders’ equity	$1,946,815	$1,822,039

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2011	2010	2009
Operating activities:
Net income	$115,198	$110,579	$104,658
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Loss from discontinued operations, net of tax	—	—	12,201
Depreciation and amortization	34,135	29,148	25,265
Deferred income tax expense (benefit)	14,520	(94)	10,869
Provision for LIFO reserve	13,700	11,088	2,708
Share-based compensation expense	5,674	6,358	7,035
Provision for losses on accounts and notes receivable	2,176	1,808	3,976
Pension expense	—	21,366	752
Pension contributions	(409)	(13,850)	(1,500)
Changes in operating assets and liabilities:
Accounts and notes receivable	(37,273)	24,611	19,255
Merchandise inventories	(99,950)	(41,315)	(13,528)
Accounts payable	44,058	(15,254)	33,963
Net change in other assets and liabilities	(24,654)	9,334	13,756
Other, net	1,244	(596)	(1,372)

Cash provided by operating activities of continuing operations	68,419	143,183	218,038

Investing activities:
Additions to property and equipment	(24,981)	(31,221)	(19,746)
Additions to computer software and intangible assets	(11,334)	(10,128)	(12,543)
Net cash received related to acquisitions of businesses	—	—	6,994
Proceeds from sale of property and equipment	2,430	3,926	4,080

Cash used for investing activities of continuing operations	(33,885)	(37,423)	(21,215)

Financing activities:
Payments on revolving credit facility	—	—	(301,964)
Borrowings on revolving credit facility	—	—	151,386
Cash dividends paid	(50,909)	(44,780)	(38,370)
Repurchases of common stock	(16,124)	—	—
Excess tax benefits related to share-based compensation	2,154	2,091	2,570
Proceeds from termination of interest rate swaps	4,005	—	—
Proceeds from exercise of stock options	9,179	7,234	6,593
Other, net	(5,836)	(5,568)	(2,045)

Cash used for financing activities of continuing operations	(57,531)	(41,023)	(181,830)

Discontinued operations:
Operating cash flows	(278)	(1,660)	10,257
Investing cash flows	—	—	63,000

Net cash (used for) provided by discontinued operations	(278)	(1,660)	73,257

Net (decrease) increase in cash and cash equivalents	(23,275)	63,077	88,250
Cash and cash equivalents at beginning of year	159,213	96,136	7,886

Cash and cash equivalents at end of year	$135,938	$159,213	$96,136

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Owens & Minor, Inc. Shareholders’ Equity
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Shareholders’ Equity
Balance December 31, 2008	62,162	$82,881	$180,074	$438,192	$(12,096)	$—	$689,051
Net income				104,658			104,658
Other comprehensive loss:
Retirement and pension benefit plan adjustments, net of $566 tax benefit					(885)		(885)
Cash flow hedge activity, net of $32 tax benefit					(52)		(52)

Comprehensive income							103,721

Dividends declared ($0.613 per share)				(38,370)			(38,370)
Share-based compensation expense, exercises and other	708	946	13,831				14,777

Balance December 31, 2009	62,870	83,827	193,905	504,480	(13,033)	—	769,179
Net income				110,579			110,579
Other comprehensive income (loss):
Retirement and pension benefit plan adjustments, net of $5,094 tax expense					7,967		7,967
Cash flow hedge activity, net of $32 tax benefit					(50)		(50)

Comprehensive income							118,496

Stock split (three-for-two)		42,126	(42,126)
Dividends declared ($0.708 per share)				(44,739)			(44,739)
Share-based compensation expense, exercises and other	563	914	13,668				14,582

Balance December 31, 2010	63,433	126,867	165,447	570,320	(5,116)	—	857,518
Net income				115,198			115,198
Other comprehensive loss:
Retirement and pension benefit plan adjustments, net of $1,488 tax benefit					(2,328)		(2,328)
Cash flow hedge activity, net of $32 tax benefit					(50)		(50)

Comprehensive income							112,820

Non-cash contribution from noncontrolling interest						1,130	1,130
Dividends declared ($0.800 per share)				(50,813)			(50,813)
Shares repurchased and retired	(524)	(1,048)		(15,076)			(16,124)
Share-based compensation expense, exercises and other	540	1,081	13,605				14,686

Balance December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Owens & Minor, Inc. along with its subsidiaries (we, us, or our) is a Fortune 500 company providing distribution, third-party logistics, and other supply-chain management services to healthcare providers and suppliers of medical and surgical products, and is a leading national distributor of medical and surgical supplies to the acute-care market.

Basis of Presentation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and its subsidiaries it controls, in conformity with U.S generally accepted accounting principles (GAAP). For the consolidated subsidiary in which our ownership is less than 100%, the outside stockholder’s interest is presented as a noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

On March 31, 2010, we effected a three-for-two stock split of our outstanding shares of common stock in the form of a stock dividend of one share of common stock for every two shares outstanding to stockholders of record on March 15, 2010 (Stock Split). All share and per-share data (except par value) have been retroactively adjusted to reflect the Stock Split for all periods presented.

Prior to January 2009, we had operations in the direct-to-consumer diabetes supply (DTC) business. In January 2009, we exited this business. Accordingly, the DTC business is reported as discontinued operations for all periods presented and, unless otherwise noted, all amounts presented in the accompanying consolidated financial statements, including note disclosures, contain only information related to our continuing operations.

Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.

Amounts previously reported as drafts payable represent outstanding checks issued but not yet presented to banks for disbursement (“book overdrafts”). We have revised the classification of the change in book overdrafts from financing activities to operating activities on the consolidated statements of cash flows for the years ended December 31, 2010 and 2009 to conform to the current year presentation. We concluded this classification is preferable, as book overdrafts do not result in bank financing but rather are similar to trade payables at the end of a reporting period, and presenting changes in book overdrafts within operating activities eliminates operating and financing cash flow volatility that is not representative of actual borrowing and repayment activity or economic performance. These book overdrafts are included within the accounts payable balance in our consolidated balance sheets. The revision in classification had an effect on cash provided by operating activities of a decrease of $101.4 million for 2010 and an increase of $52.7 million for 2009. The revisions had no effect on previously reported results of operations, financial position or shareholders’ equity.

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

Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to eight years. We also lease most of our transportation and material handling equipment for terms generally ranging from five to eight years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.

Goodwill. We evaluate goodwill for impairment annually, as of April 30, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. We test goodwill for impairment by first comparing the carrying amount to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to measure the goodwill impairment loss as the excess of the carrying value of the reporting unit’s goodwill over the estimated fair value of its goodwill. We estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and present value of expected cash flows. The EBITDA multiples are based on an analysis of current enterprise values and recent acquisition prices of similar companies, if available. During 2011, 2010, and 2009, the fair value of the reporting units substantially exceeded their carrying value.

Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date, net of accumulated amortization. Intangible assets, consisting of customer relationships, non-competition agreements and trademarks, are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Customer relationships are generally amortized for 15 years. Other intangible assets are amortized on a straight-line basis, generally for periods between three and 15 years.

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2011 and 2010 was $29.7 million and $27.3 million. Depreciation and amortization expense includes $9.9 million, $8.1 million and $6.7 million of software amortization for the years ended December 31, 2011, 2010 and 2009.

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

Revenue for activity-based distribution fees and other services is recognized as work is performed and as amounts are earned. Depending on the specific contractual provisions and nature of the deliverable, revenue from services may be recognized on a straight-line basis over the term of the service, on a proportional performance model, based on level of effort, or when final deliverables have been provided. Additionally, we generate fees from arrangements that include performance targets related to cost-saving initiatives for customers that result from our supply-chain management services. Achievement against performance targets, measured in accordance with contractual terms, may result in additional fees paid to us or, if performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees to provide credits toward future purchases by the customer. For these arrangements, all contingent revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released. When we determine that a loss is probable under a contract, the estimated loss is accrued.

We allocate revenue for arrangements with multiple deliverables meeting the criteria for a separate unit of accounting using the relative selling price method and recognize revenue for each deliverable in accordance with applicable revenue recognition criteria.

In most cases, we record revenue gross, as we are the primary obligor in our sales arrangements, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include labor and warehousing costs associated with our distribution and third-party logistics services, as well as labor costs for our supply-chain consulting services. Shipping and handling costs are included in SG&A on the consolidated statements of income and include costs to store, move and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs billed to customers are included in net revenues. Freight costs incurred for shipments of products from manufacturers to our distribution centers are included in cost of goods sold.

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

Derivative Financial Instruments. We enter into interest rate swaps as part of our interest rate risk management strategy. The purpose of these swaps is to maintain a mix of fixed to floating rate financing in order to manage interest rate risk. Generally, the interest rate swaps are designated as fair value hedges of specified portions of long-term debt using the shortcut method, when both the swaps and the long-term debt meet all of the conditions for the use of this method. Accordingly, no net gains or losses are typically recorded in the consolidated statements of income related to changes in the fair value of the underlying debt and interest rate swaps. These swaps are recognized on the balance sheet at their value, which is determined by using observable market inputs (Level 2).

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). The fair value of our long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Notes 6, 9 and 10 for the fair value of property held for sale, debt instruments and interest rate swaps.

Exit and realignment costs. Costs associated with exit and realignment activities are recorded at their fair value when a liability has been incurred. Liabilities are established at the cease-use date for remaining operating lease and other contractual obligations, net of estimated sub-lease income. The net lease termination cost is discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. The current portion of accrued lease and other contractual termination costs is included in other accrued liabilities on the consolidated balance sheets, and the non-current portion is included in other liabilities. Severance benefits are recorded when payment is considered probable and reasonably estimable.

Income Per Share. Basic and diluted income per share is calculated pursuant to the two-class method, under which unvested share-based payment awards containing nonforfeitable rights to dividends are participating securities.

Recent Accounting Pronouncements

In the first quarter of 2011, we adopted an Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB) relating to multiple-deliverable arrangements prospectively for all contracts entered into or amended after January 1, 2011. This ASU requires an entity to allocate contract consideration using the relative selling price method and eliminates the use of the residual method. It also establishes a hierarchy of evidence to determine the stand-alone selling price of a deliverable based on the vendor-specific objective evidence (VSOE), third-party evidence, and the best estimate of selling price.

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

In the third quarter of 2011, the FASB issued an ASU for the testing of goodwill. This update allows entities the option to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step impairment test for goodwill. We will adopt this guidance prospectively when it becomes effective in the first quarter of 2012. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

Note 2—Significant Risks and Uncertainties

Many of our hospital customers are represented by group purchasing organizations (GPOs) that contract with us for distribution services on behalf of the GPO members. GPOs representing a significant portion of our business are Novation, LLC (Novation), MedAssets Inc. (MedAssets) and its subsidiary Broadlane, Inc. (Broadlane) and Premier Purchasing Partners, L.P. (Premier). Members of Novation, Broadlane, MedAssets and Premier have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2011, 2010 and 2009, net revenue from hospitals under contract with these GPOs represented the following percentages of our net revenue annually: Novation—35% to 37%; Broadlane and MedAssets combined—21% to 24%; and Premier—20%.

Net revenue from sales of product supplied by subsidiaries of Covidien Ltd. and Johnson & Johnson Healthcare Systems, Inc. represented approximately 14% and 10% of our net revenue annually for 2011, 2010 and 2009.

Note 3—Discontinued Operations

In January 2009, we sold certain assets of the DTC business to Liberty Healthcare Group, Inc., a subsidiary of Medco Health Solutions, Inc., for $63.0 million in cash and recognized a gain on sale of $3.2 million.

There were no revenues or income or loss from discontinued operations in 2011 or 2010. Cash used by operating activities of discontinued operations was $0.3 million for 2011, associated with administrative costs, and $1.7 million in 2010, primarily associated with leased facilities of the discontinued DTC business. The following table provides summary financial information for the DTC business for the year ended December 31, 2009:

Year ended December 31,	2009
Revenue	$—

Loss from discontinued operations before income taxes	$(19,570)
Income tax benefit	7,369

Loss from discontinued operations	$(12,201)

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

Note 4—Accounts and Notes Receivable, Net

Allowances for losses on accounts and notes receivable of $15.6 million, $15.4 million and $16.4 million have been applied as reductions of accounts receivable at December 31, 2011, 2010, and 2009. Write-offs of accounts and notes receivable were $2.3 million, $2.9 million and $2.4 million for 2011, 2010 and 2009.

Note 5—Merchandise Inventories

At December 31, 2011 and 2010, we had inventory of $806.4 million and $720.1 million. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $106.7 million and $93.0 million as of December 31, 2011 and 2010.

Note 6—Property and Equipment

Property and equipment consists of the following:

December 31,	2011	2010
Warehouse equipment	$82,813	$72,914
Computer equipment	33,471	34,006
Building and improvements	25,223	25,204
Leasehold improvements	32,536	25,400
Land and improvements	13,778	13,778
Furniture and fixtures	11,330	10,987
Office equipment and other	11,814	8,504

	210,965	190,793
Accumulated depreciation and amortization	(102,904)	(89,248)

Property and equipment, net	$108,061	$101,545

Depreciation and amortization expense for property and equipment was $21.2 million, $18.0 million, and $15.6 million for the years ended December 31, 2011, 2010, and 2009.

Property held for sale of $4.2 million and $7.4 million at December 31, 2011 and 2010 is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions.

Note 7—Goodwill and Intangible Assets

Goodwill was $248.5 million and $247.3 million at December 31, 2011 and 2010. Goodwill was increased $1.2 million in 2011 to reflect the contribution of a business to one of our consolidated subsidiaries by a noncontrolling interest.

Intangible assets at December 31, 2011 and 2010 are as follows:

	2011		2010
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$31,622	$4,720	$31,300	$4,670
Accumulated amortization	(9,569)	(4,631)	(7,257)	(3,888)

Net intangible assets	$22,053	$89	$24,043	$782

Weighted average useful life	15 years	5 years	15 years	5 years

Amortization expense for intangible assets was $3.1 million for 2011 and 3.0 million each for 2010 and 2009.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $2.2 million for 2012 and $2.1 million annually for 2013 through 2016.

Note 8—Exit and Realignment Costs

During 2011 we recognized total charges of $12.7 million associated with exit activities and our organizational realignment. These charges included loss accruals for operating leases of $8.4 million, employee severance costs of $3.0 million and losses on property and equipment and other expenses of $1.3 million.

The accrual for exit costs includes the following activity for the year ended December 31, 2011:

Year ended December 31, 2011	Lease obligations	Severance and Other	Total
Accrued exit costs, January 1, 2011	$—	$—	$—
Provision for exit activities	8,362	3,002	11,364
Cash payments	(98)	(1,171)	(1,269)

Accrued exit costs, December 31, 2011	$8,264	$1,831	$10,095

Note 9—Debt

Debt consists of the following:

	2011		2010
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $200 million par value, maturing April 2016	$207,479	$217,000	$204,785	$203,250
Capital leases	7,077	7,077	6,092	6,092
Other	—	—	29	29

Total debt	214,556	224,077	210,906	209,371
Less current maturities	(1,875)	(1,875)	(1,810)	(1,810)

Long-term debt	$212,681	$222,202	$209,096	$207,561

At December 31, 2011 and 2010, we had $200 million of 6.35% Senior Notes outstanding, which mature on April 15, 2016 (Senior Notes). Interest on the Senior Notes is payable semi-annually on April 15 and October 15. We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value interest rate used to compute the fair value of the Senior Notes at December 31, 2011 was 4.16%.

In June 2010, we entered into a Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks. This agreement replaced an existing $306 million revolving credit facility with a $350 million revolving credit facility which expires on June 7, 2013 (the Revolving Credit Facility). Under the facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the Revolving Credit Facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The Credit Spread for LIBOR-based borrowings ranges from 225 basis points (at a leverage ratio of less than 0.5) to 325 basis points (at a leverage ratio of greater than or equal to 2.50). The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage (debt to EBITDA ratio of no greater than 3.5) and interest coverage (EBITDA to interest ratio of no less than 3.0), including on a pro forma basis in the event of an acquisition. At December 31, 2011, we had no borrowings and letters of credit of $5.0 million outstanding on the Revolving Credit Facility, leaving $345.0 million available for borrowing.

The Revolving Credit Facility and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2011.

Cash payments for interest during 2011, 2010 and 2009 were $14.1 million, $13.8 million and $13.2 million.

Based on lease commitments outstanding at December 31, 2011, minimum capital lease payments, excluding interest, are $1.5 million in 2012, $1.3 million in 2013, $1.2 million in 2014, $1.0 million in 2015 and $0.4 million in 2016.

Note 10—Derivative Financial Instruments

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

We terminated these swaps in July 2011 and received proceeds of $4.0 million, plus accrued interest of $0.8 million. The fair value adjustment of $4.0 million to the carrying value of the related debt, plus the remaining balance of a fair value adjustment related to interest rate swaps terminated in 2008, are being recognized as an offset to interest expense using the interest method over the remaining life of the debt. We did not hold any derivative financial instruments during 2010 or 2009.

Note 11—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2011, approximately 2.3 million common shares were available for issuance under the Plan.

Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and vest over three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant.

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

Total share-based compensation expense for December 31, 2011, 2010 and 2009, was $5.7 million, $6.4 million and $7.0 million, with recognized tax benefits of $2.2 million, $2.5 million and $2.7 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $8.7 million at December 31, 2011. This amount is expected to be recognized over a weighted-average period of 2.1 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is less than $0.5 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2011 is $1.9 million and will be recognized in 2012 if the related performance targets are met.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)
Nonvested awards at beginning of year	1,027	$27.61	878	$25.00	734	$25.32
Granted	318	31.45	317	30.05	316	22.93
Vested	(369)	26.17	(124)	22.34	(144)	14.17
Forfeited	(150)	28.43	(44)	23.50	(28)	25.94

Nonvested awards at end of year	826	27.97	1,027	27.61	878	25.00

The total value of restricted stock vesting during the years ended December 31, 2011, 2010 and 2009, was $9.7 million, $2.8 million and $2.1 million. There were no SARs outstanding at December 31, 2011 and 2010.

The following table summarizes the activity and terms of outstanding options at December 31, 2011, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2008	1,881	$18.77
Exercised	(473)	13.92
Forfeited	(2)	22.67

Options outstanding at December 31, 2009	1,406	20.39
Exercised	(396)	18.25
Forfeited	(17)	17.69

Options outstanding at December 31, 2010	993	21.30
Exercised	(432)	20.74
Forfeited	(5)	23.50

Options outstanding at December 31, 2011	556	21.72	2.21	$3.4

At December 31, 2011, the following stock option groups were outstanding:

Range of Exercise Prices (per share)	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
$12.32—17.00	27	$14.56	1.71
$17.01—22.00	304	20.64	2.17
$22.01—27.00	225	24.03	2.31

Options outstanding at December 31, 2011	556	21.72	2.21

The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009, was $4.9 million, $4.8 million, and $6.5 million. No options were granted in 2009, 2010 or 2011. All options outstanding at December 31, 2011, were vested and exercisable.

Note 12—Terminated Pension Plan

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

The following table sets forth the Pension Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$800	$36,041
Interest cost	—	1,473
Actuarial loss	—	3,198
Benefits paid and settlement payments	(800)	(39,912)

Benefit obligation, end of year	$—	$800

Change in plan assets
Fair value of plan assets, beginning of year	$391	$26,693
Actual return on plan assets	—	(240)
Employer contribution	409	13,850
Benefits paid and settlement payments	(800)	(39,912)

Fair value of plan assets, end of year	$—	$391

Funded status at December 31	$—	$(409)

Amounts recognized in the consolidated balance sheets
Other accrued liabilities	$—	$(409)

Net amount recognized	$—	$(409)

Accumulated benefit obligation	$—	$—

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

The table below sets forth a summary of changes in the fair value of the Pension Plan’s Level 3 assets for the years ended December 31, 2011 and 2010:

Alternative Investment Funds
Balances December 31, 2009	$7,430
Redemption of plan investment in funds	(6,347)
Unrealized losses	(559)
Realized losses	(261)
Realized gains	91

Balance, December 31, 2010	$354
Redemption of plan investment in funds	(354)
Unrealized losses	559
Realized losses	(559)
Realized gains	—

Balance, December 31, 2011	$—

Pension expense is determined using assumptions developed at the beginning of each year. To develop the expected long-term rate of return on assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The assumption also considered expenses to be paid directly by the plan.

The components of pension expense for the Pension Plan are as follows:

Year ended December 31,	2010	2009
Interest cost	$1,473	$1,853
Expected return on plan assets	(542)	(1,835)
Recognized net actuarial loss	862	734
Recognized net actuarial loss due to settlement	19,573	—

Pension expense	$21,366	$752

Weighted average assumptions used to determine pension expense
Discount rate	5.00%	6.20%
Expected long-term of rate of return on plan assets	2.00%	7.00%

Amounts recognized as a component of other comprehensive income for the Pension Plan are as follows:

Year ended December 31,	2010	2009
Net actuarial loss	$(3,553)	$(914)
Recognized net actuarial loss due to settlement	19,573	—
Deferred tax (expense) benefit	(6,248)	356

Other comprehensive income (loss), net of tax	9,772	(558)
Accumulated other comprehensive loss, net of tax, beginning of year	(9,772)	(9,214)

Accumulated other comprehensive loss, net of tax, end of year	$—	$(9,772)

Note 13—Retirement Plans

Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our matching contributions at our discretion, on a prospective basis. We incurred $9.8 million, $9.1 million, and $9.3 million of expense related to this plan in 2011, 2010 and 2009.

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

Retirement Plan. We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). Benefits are based on a percentage of the employees’ compensation. In February 2012, our Board of Directors amended the Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012. We do not anticipate material changes to the amount of net periodic benefit cost to be recognized in 2012 as a result of the Board of Directors’ actions.

The measurement of the Retirement Plan benefit obligations and related disclosures that follow are based on assumptions in effect on December 31, 2011 as an ongoing plan.

The following table sets forth the Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$34,996	$29,911
Service cost	1,302	1,318
Interest cost	1,805	1,708
Actuarial loss	4,691	3,435
Benefits paid	(1,624)	(1,465)
Prior service cost	—	89

Benefit obligation, end of year	$41,170	$34,996

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	1,624	1,465
Benefits paid	(1,624)	(1,465)

Fair value of plan assets, end of year	$—	$—

Funded status at December 31	$(41,170)	$(34,996)

Amounts recognized in the consolidated balance sheets
Other accrued liabilities	$(1,715)	$(1,606)
Other liabilities	(39,454)	(33,390)
Accumulated other comprehensive loss	12,634	8,818

Net amount recognized	$(28,535)	$(26,178)

Accumulated benefit obligation	$39,780	$33,671

Weighted average assumptions used to determine benefit obligation
Discount rate	4.00%	5.20%
Rate of increase in compensation levels	3.00%	3.00%

Plan benefit obligations of the Retirement Plan were measured as of December 31, 2011 and 2010. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve. To estimate the rate of increase in compensation levels, we consider historic and expected changes in participant compensation.

The components of net periodic benefit cost for the Retirement Plan, which is included in selling, general and administrative expenses in the consolidated statements of income, are as follows:

Year ended December 31,	2011	2010	2009
Service cost	$1,302	$1,318	$1,206
Interest cost	1,805	1,708	1,630
Amortization of prior service cost	293	279	158
Recognized net actuarial loss	582	286	117

Net periodic benefit cost	$3,982	$3,591	$3,111

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	5.20%	5.75%	6.20%
Rate of increase in future compensation levels	3.00%	5.50%	5.50%

Amounts recognized as a component of other comprehensive income for the Retirement Plan are as follows:

Year ended December 31,	2011	2010	2009
Net actuarial loss	$(3,816)	$(2,960)	$(537)
Deferred tax benefit	1,488	1,155	210

Other comprehensive loss, net of tax	(2,328)	(1,805)	(327)
Accumulated other comprehensive loss, net of tax, beginning of year	(5,379)	(3,574)	(3,247)

Accumulated other comprehensive loss, net of tax, end of year	$(7,707)	$(5,379)	$(3,574)

Amounts recognized as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We would have expected to recognize approximately $1.2 million of the net actuarial loss and $0.2 million of the prior service cost reported in the following table as of December 31, 2011, as a component of net periodic benefit cost during 2012.

Year ended December 31,	2011	2010
Net actuarial loss	$(12,400)	$(8,291)
Prior service cost	(234)	(527)
Deferred tax benefit	4,927	3,439

Amounts included in accumulated other comprehensive loss, net of tax	$(7,707)	$(5,379)

As of December 31, 2011, the expected benefit payments required for each of the next five years and the five-year period thereafter for the Retirement Plan would have been as follows:

Year
2012	$1,749
2013	1,832
2014	2,011
2015	2,045
2016	2,165
2017-2021	14,076

Note 14—Income Taxes

Total income tax expense (benefit) is allocated as follows:

Year ended December 31,	2011	2010	2009
Continuing operations	$74,635	$71,034	$71,388
Discontinued operations	—	—	(7,369)

Total income tax expense	$74,635	$71,034	$64,019

The income tax provision for continuing operations consists of the following:

Year ended December 31,	2011	2010	2009
Current tax provision:
Federal	$50,780	$60,882	$51,548
State	9,335	10,246	8,971

Total current provision	60,115	71,128	60,519

Deferred tax provision:
Federal	12,983	(545)	9,794
State	1,537	451	1,075

Total deferred provision	14,520	(94)	10,869

Total income tax provision	$74,635	$71,034	$71,388

A reconciliation of the federal statutory rate to our effective income tax rate for continuing operations is shown below:

Year ended December 31,	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.7%	3.8%	3.5%
Other	0.6%	0.3%	(0.6%)

Effective income tax rate	39.3%	39.1%	37.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Year ended December 31,	2011	2010
Deferred tax assets:
Employee benefit plans	$27,506	$25,183
Accrued liabilities not currently deductible	18,943	16,735
Finance charges	7,407	7,867
Intangible assets	3,969	3,623
Allowance for losses on accounts and notes receivable	3,868	3,245
Other	1,367	902

Total deferred tax assets	63,060	57,555

Deferred tax liabilities:
Merchandise inventories	74,200	68,071
Goodwill	28,594	26,637
Property and equipment	13,983	7,524
Computer software	9,076	5,104
Insurance	1,258	1,240
Other	136	168

Total deferred tax liabilities	127,247	108,744

Net deferred tax liability	$(64,187)	$(51,189)

Based on management’s judgments using available evidence about future events, management believes it is more likely than not that we will realize the benefits of our deferred tax assets. The valuation allowance at December 31, 2011 and 2010 and changes in the valuation allowance for 2011, 2010 and 2009 were not material.

Cash payments for income taxes, including interest, for 2011, 2010, and 2009 were $61.8 million, $55.9 million, and $57.3 million.

At December 31, 2011 and 2010, the liability for unrecognized tax benefits was $13.2 million and $13.4 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2011	2010
Unrecognized tax benefits at January 1,	$13,412	$21,431
Increases for positions taken during current period	1,340	1,896
Increases for positions taken during prior periods	4	61
Decreases for positions taken during prior periods	(1,383)	(9,902)
Lapse of statute of limitations	(25)	(13)
Settlements with taxing authorities	(196)	(61)

Unrecognized tax benefit at December 31,	$13,152	$13,412

Included in the liability for unrecognized tax benefits at December 31, 2011 and 2010, were $11.5 million and $10.9 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $1.9 million and $2.4 million at December 31, 2011 and 2010, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2011 and 2010 was $0.7 million and $0.6 million. Interest expense recognized annually during 2011 and 2010 was $0.2 million. Interest income recognized during 2009 was $1.4 million. There were no penalties accrued at December 31, 2011 or 2010 or recognized in 2011, 2010 and 2009.

Our federal income tax returns for the years 2008 through 2010 are subject to examination. Our income tax returns for state and local jurisdictions are generally open for the years 2008 through 2010; however, certain returns may be subject to examination for differing periods.

Note 15—Income from Continuing Operations per Common Share

The following summarizes the calculation of income from continuing operations per common share for the years ended December 31, 2011, 2010, and 2009.

Year ended December 31,	2011	2010	2009
Numerator:
Income from continuing operations	$115,198	$110,579	$116,859
Less: income allocated to unvested restricted shares	(1,059)	(1,167)	(1,282)

Income from continuing operations attributable to common shareholders—basic	114,139	109,412	115,577
Add: undistributed income attributable to unvested restricted shares—basic	480	555	787
Less: undistributed income reallocated to unvested restricted shares—diluted	(479)	(553)	(783)

Income from continuing operations attributable to common shareholders—diluted	$114,140	$109,414	$115,581

Denominator:
Weighted average shares outstanding—basic	62,756	62,315	61,716
Dilutive shares—stock options	168	248	368

Weighted average shares outstanding—diluted	62,924	62,563	62,084

Income from continuing operations per share attributable to common shareholders:
Basic	$1.82	$1.76	$1.87
Diluted	$1.81	$1.75	$1.86

Note 16—Shareholders’ Equity

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

We have a shareholder rights agreement under which one Right is attendant to each outstanding share of our common stock. Adjusted for the Stock Split, each Right entitles the registered holder to purchase from us one fifteen-hundredth of a share of a new Series A Participating Cumulative Preferred Stock (New Series A Preferred Stock) at an exercise price of $66.67 (New Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires more than 15% of the outstanding shares of our common stock, or if the Board of Directors so determines following the commencement of a public announcement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 15% of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the New Purchase Price, New Series A Preferred Stock (or in certain circumstances, cash, property or other securities of ours or a potential acquirer) having a value equal to twice the amount of the New Purchase Price. The agreement is subject to review every three years by our independent directors. The Rights will expire on April 30, 2014, if not earlier redeemed.

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2011, we repurchased in open-market transactions and retired approximately 524 thousand shares of our common stock for an aggregate of $16.1 million, or an average price per share of $30.77. As of December 31, 2011, we have approximately $33.9 million remaining under the repurchase program approved by the Board of Directors. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 17—Commitments and Contingencies

We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services. This agreement was amended in January 2012 to extend the terms of service through December 2014. The commitment is cancelable with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. Based on the amended terms, the maximum termination fee payable was $4.1 million at December 31, 2011, declining each year to zero at the end of the final contract year.

Assuming no early termination of the contract, the fixed and determinable portion of the remaining obligations under this agreement ranges from $43 million in 2012 to $42 million in 2014, totaling $126 million. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in our medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. We paid $48.4 million, $46.6 million, and $52.9 million under this contract in 2011, 2010, and 2009. We have recorded approximately $5.1 million of capital lease assets associated with this outsourcing contract.

We have a contractual commitment to purchase certain products in 2016. The maximum penalty which we would incur if we do not fulfill this commitment is $1 million.

We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to eight years. Certain leases include renewal options, generally for five-year increments. We also lease most of our transportation and material handling equipment for terms generally ranging from five to eight years. At December 31, 2011, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, are as follows:

Total
2012	$39,620
2013	33,493
2014	23,520
2015	17,458
2016	11,751
Later years	9,735

Total minimum payments	$135,577

Rent expense for all operating leases for the years ended December 31, 2011, 2010, and 2009, was $56.3 million, $55.3 million, and $54.2 million.

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $2.6 million as of December 31, 2011. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: 2012—$1.2 million; 2013—$0.9 million; and 2014—$0.5 million. None of these contingent obligations were accrued at December 31, 2011, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of December 31, 2011, $0.9 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we could potentially receive tax incentive payments for all or some of the quarterly periods beginning with the first quarter of 2009. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, collection of amounts from the parties involved, the variability in sales and our operations in California. As of December 31, 2011, the estimated potential payment we could receive and related contingent gain related to prior periods is up to $7.4 million.

Prior to exiting the DTC business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

Note 18—Legal Proceedings

We are subject to various legal actions that are ordinary and incidental to our business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. We have insurance coverage for employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters.

Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2011 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as either the claims are insignificant, individually and in the aggregate, or are expected to be adequately covered by insurance.

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

Condensed Consolidating Financial Information

Year ended December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,627,786	$126	$—	$8,627,912
Cost of goods sold	—	7,770,359	16	—	7,770,375

Gross margin	—	857,427	110	—	857,537
Selling, general and administrative expenses	1,123	608,905	629	—	610,657
Exit and realignment charges	—	12,708	—	—	12,708
Depreciation and amortization	—	34,135	—	—	34,135
Other operating expense (income), net	677	(4,051)	(104)	—	(3,478)

Operating (loss) earnings	(1,800)	205,730	(415)	—	203,515
Interest expense, net	9,749	3,855	78	—	13,682

Income (loss) from continuing operations before income taxes	(11,549)	201,875	(493)	—	189,833
Income tax provision (benefit)	(4,538)	79,320	(147)	—	74,635
Equity in earnings of subsidiaries	122,209	—	—	(122,209)	—

Income (loss) from continuing operations	115,198	122,555	(346)	(122,209)	115,198
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$115,198	$122,555	$(346)	$(122,209)	$115,198

Condensed Consolidating Financial Information

Year ended December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,121,944	$1,664	$—	$8,123,608
Cost of goods sold	—	7,315,791	92	—	7,315,883

Gross margin	—	806,153	1,572	—	807,725
Selling, general and administrative expenses	1,900	560,550	1,719	—	564,169
Pension expense	—	21,366	—		21,366
Depreciation and amortization	—	29,144	4	—	29,148
Other operating income, net	(313)	(2,581)	—	—	(2,894)

Operating (loss) earnings	(1,587)	197,674	(151)	—	195,936
Interest expense, net	10,396	3,861	66	—	14,323

Income (loss) from continuing operations before income taxes	(11,983)	193,813	(217)	—	181,613
Income tax (benefit) provision	(4,687)	75,806	(85)	—	71,034
Equity in earnings of subsidiaries	117,875	—	—	(117,875)	—

Income (loss) from continuing operations	110,579	118,007	(132)	(117,875)	110,579
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$110,579	$118,007	$(132)	$(117,875)	$110,579

Condensed Consolidating Financial Information

Year ended December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,036,886	$738	$—	$8,037,624
Cost of goods sold	—	7,223,185	52	—	7,223,237

Gross margin	—	813,701	686	—	814,387
Selling, general and administrative expenses	2,254	589,025	1,061	—	592,340
Pension expense	—	752	—	—	752
Depreciation and amortization	—	25,233	32	—	25,265
Other operating (income) expense, net	—	(5,370)	125	—	(5,245)

Operating (loss) earnings	(2,254)	204,061	(532)	—	201,275
Interest (income) expense, net	(1,317)	14,277	68	—	13,028

Income (loss) from continuing operations before income taxes	(937)	189,784	(600)	—	188,247
Income tax (benefit) provision	(355)	71,971	(228)	—	71,388
Equity in earnings of subsidiaries	105,240	—	—	(105,240)	—

Income (loss) from continuing operations	104,658	117,813	(372)	(105,240)	116,859
Loss from discontinued operations, net of tax	—	—	(12,201)	—	(12,201)

Net income (loss)	$104,658	$117,813	$(12,573)	$(105,240)	$104,658

Condensed Consolidating Financial Information

December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$120,010	$14,809	$1,119	$—	$135,938
Accounts and notes receivable, net	—	506,633	125	—	506,758
Merchandise inventories	—	806,281	85	—	806,366
Other current assets	139	76,696	35	(107)	76,763

Total current assets	120,149	1,404,419	1,364	(107)	1,525,825
Property and equipment, net	—	107,878	183	—	108,061
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	22,142	—	—	22,142
Due from O&M and subsidiaries	—	—	40,888	(40,888)	—
Advances to and investments in consolidated subsidiaries	1,142,592	—	—	(1,142,592)	—
Other assets, net	779	41,373	137	—	42,289

Total assets	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$113,100	$462,604	$89	$—	$575,793
Accrued payroll and related liabilities	—	20,653	15	—	20,668
Deferred income taxes	—	42,296	—	—	42,296
Other accrued liabilities	6,505	86,980	230	(107)	93,608

Total current liabilities	119,605	612,533	334	(107)	732,365
Long-term debt, excluding current portion	207,480	5,201	—	—	212,681
Due to O&M and subsidiaries	18,348	22,540	—	(40,888)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	21,894	—	—	21,894
Other liabilities	—	60,658	—	—	60,658

Total liabilities	345,433	861,716	334	(179,885)	1,027,598

Shareholders’ equity
Common stock	126,900	—	1,500	(1,500)	126,900
Paid-in capital	179,052	242,024	64,314	(306,338)	179,052
Retained earnings (deficit)	619,629	727,050	(23,479)	(703,571)	619,629
Accumulated other comprehensive loss	(7,494)	(7,707)	—	7,707	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	918,087	961,367	42,335	(1,003,702)	918,087

Noncontrolling interest	—	—	1,130	—	1,130

Total shareholders’ equity	918,087	961,367	43,465	(1,003,702)	919,217

Total liabilities and shareholders’ equity	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Condensed Consolidating Financial Information

December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,897	$2,316	$—	$—	$159,213
Accounts and notes receivable, net	313	471,348	—	—	471,661
Merchandise inventories	—	720,116	—	—	720,116
Other current assets	118	52,438	243	—	52,799

Total current assets	157,328	1,246,218	243	—	1,403,789
Property and equipment, net	—	101,542	3	—	101,545
Goodwill, net	—	247,271	—	—	247,271
Intangible assets, net	—	24,825	—	—	24,825
Due from O&M and subsidiaries	—	84,966	41,523	(126,489)	—
Advances to and investments in consolidated subsidiaries	1,036,211	—	—	(1,036,211)	—
Other assets, net	1,450	43,159	—	—	44,609

Total assets	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$—	$531,732	$3	$—	$531,735
Accrued payroll and related liabilities	—	20,570	18	—	20,588
Deferred income taxes	—	39,082	—	—	39,082
Other accrued liabilities	6,197	96,311	568	—	103,076

Total current liabilities	6,197	687,695	589	—	694,481
Long-term debt, excluding current portion	204,785	4,311	—	—	209,096
Due to O&M and subsidiaries	126,489	—	—	(126,489)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	12,107	—	—	12,107
Other liabilities	—	48,837	—	—	48,837

Total liabilities	337,471	891,840	589	(265,379)	964,521

Shareholders’ equity
Common stock	126,867	—	1,500	(1,500)	126,867
Paid-in capital	165,447	242,024	62,814	(304,838)	165,447
Retained earnings (deficit)	570,320	619,496	(23,134)	(596,362)	570,320
Accumulated other comprehensive loss	(5,116)	(5,379)	—	5,379	(5,116)

Total Owens & Minor, Inc. shareholders’ equity	857,518	856,141	41,180	(897,321)	857,518

Noncontrolling interest	—	—	—	—	—

Total shareholders’ equity	857,518	856,141	41,180	(897,321)	857,518

Total liabilities and shareholders’ equity	$1,194,989	$1,747,981	$41,769	$(1,162,700)	$1,822,039

Condensed Consolidating Financial Information

Year ended December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$115,198	$122,555	$(346)	$(122,209)	$115,198
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(122,209)	—	—	122,209	—
Depreciation and amortization	—	34,135	—	—	34,135
Deferred income tax expense	—	14,520	—	—	14,520
Provision for LIFO reserve		13,700			13,700
Share-based compensation expense	—	5,674	—	—	5,674
Provision for losses on accounts and notes receivable	—	2,176	—	—	2,176
Pension contributions	—	(409)	—	—	(409)
Changes in operating assets and liabilities:					—
Accounts and notes receivable	313	(37,461)	(125)	—	(37,273)
Merchandise inventories	—	(99,865)	(85)	—	(99,950)
Accounts payable	113,100	(69,128)	86	—	44,058
Net change in other assets and liabilities	539	(25,338)	145	—	(24,654)
Other, net	(998)	2,339	(97)	—	1,244

Cash provided by (used for) operating activities of continuing operations	105,943	(37,102)	(422)	—	68,419

Investing activities:
Additions to property and equipment	—	(24,798)	(183)	—	(24,981)
Additions to computer software and intangible assets	—	(11,197)	(137)	—	(11,334)
Proceeds from sale of property and equipment	—	2,430	—	—	2,430

Cash used for investing activities of continuing operations	—	(33,565)	(320)	—	(33,885)

Financing activities:
Change in intercompany advances	(87,415)	85,276	2,139	—	—
Cash dividends paid	(50,909)	—	—	—	(50,909)
Repurchases of common stock	(16,124)	—	—	—	(16,124)
Excess tax benefits related to share-based compensation	2,154	—	—	—	2,154
Proceeds from termination of interest rate swaps	4,005	—	—	—	4,005
Proceeds from exercise of stock options	9,179	—	—	—	9,179
Other, net	(3,720)	(2,116)	—	—	(5,836)

Cash (used for) provided by financing activities of continuing operations	(142,830)	83,160	2,139	—	(57,531)

Discontinued operations:
Operating cash flows	—	—	(278)	—	(278)

Net cash used for discontinued operations	—	—	(278)	—	(278)

Net (decrease) increase in cash and cash equivalents	(36,887)	12,493	1,119	—	(23,275)
Cash and cash equivalents at beginning of year	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of year	$120,010	$14,809	$1,119	$—	$135,938

Condensed Consolidating Financial Information

Year ended December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$110,579	$118,007	$(132)	$(117,875)	$110,579
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(117,875)	—	—	117,875	—
Depreciation and amortization	—	29,144	4	—	29,148
Deferred income tax benefit	—	(94)	—	—	(94)
Provision for LIFO reserve	—	11,088	—	—	11,088
Share-based compensation expense	534	5,824	—	—	6,358
Provision for losses on accounts and notes receivable	—	1,808	—	—	1,808
Pension expense	—	21,366	—	—	21,366
Pension contributions	—	(13,850)	—	—	(13,850)
Changes in operating assets and liabilities:
Accounts and notes receivable	(313)	24,924	—	—	24,611
Merchandise inventories	—	(41,315)	—	—	(41,315)
Accounts payable	—	(15,252)	(2)	—	(15,254)
Net change in other assets and liabilities	(142)	9,825	(349)	—	9,334
Other, net	(1,153)	557	—	—	(596)

Cash (used for) provided by operating activities of continuing operations	(8,370)	152,032	(479)	—	143,183

Investing activities:
Additions to property and equipment	—	(31,221)	—	—	(31,221)
Additions to computer software and intangible assets	—	(10,128)	—	—	(10,128)
Proceeds from sale of property and equipment	—	3,926	—	—	3,926

Cash used for investing activities of continuing operations	—	(37,423)	—	—	(37,423)

Financing activities:
Change in intercompany advances	108,634	(110,490)	1,856	—	—
Cash dividends paid	(44,780)	—	—	—	(44,780)
Excess tax benefits related to share-based compensation	2,091	—	—	—	2,091
Proceeds from exercise of stock options	7,234	—	—	—	7,234
Other, net	—	(5,568)	—	—	(5,568)

Cash provided by (used for) financing activities of continuing operations	73,179	(116,058)	1,856	—	(41,023)

Discontinued operations:
Operating cash flows	—	—	(1,660)	—	(1,660)

Net cash used for discontinued operations	—	—	(1,660)	—	(1,660)

Net increase (decrease) in cash and cash equivalents	64,809	(1,449)	(283)	—	63,077
Cash and cash equivalents at beginning of year	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of year	$156,897	$2,316	$—	$—	$159,213

Condensed Consolidating Financial Information

Year ended December 31, 2009	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$104,658	$117,813	$(12,573)	$(105,240)	$104,658
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subisidiaries	(105,240)	—	—	105,240	—
Loss from discontinued operations, net of tax	—	—	12,201	—	12,201
Depreciation and amortization	—	25,233	32	—	25,265
Deferred income tax expense	—	10,869	—	—	10,869
Provision for LIFO reserve	—	2,708	—	—	2,708
Share-based compensation expense	520	6,515	—	—	7,035
Provision for losses on accounts and notes receivable	—	3,976	—	—	3,976
Pension expense	—	752	—	—	752
Pension contributions	—	(1,500)	—	—	(1,500)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	19,239	16	—	19,255
Merchandise inventories	—	(13,538)	10	—	(13,528)
Accounts payable	—	34,013	(50)	—	33,963
Net change in other assets and liabilities	185	13,667	(96)	—	13,756
Other, net	(1,533)	161	—	—	(1,372)

Cash (used for) provided by operating activities of continuing operations	(1,410)	219,908	(460)	—	218,038

Investing activities:
Additions to property and equipment	—	(19,739)	(7)	—	(19,746)
Additions to computer software and intangible assets	—	(12,543)	—	—	(12,543)
Net cash received related to acquisition of business	—	6,994	—	—	6,994
Proceeds from sale of property and equipment	—	4,080	—	—	4,080

Cash used for investing activities of continuing operations	—	(21,208)	(7)	—	(21,215)

Financing activities:
Change in intercompany advances	116,817	(43,259)	(73,558)	—	—
Payments on revolving credit facility	—	(301,964)	—	—	(301,964)
Borrowings on revolving credit facility	—	151,386	—	—	151,386
Cash dividends paid	(38,370)	—	—	—	(38,370)
Excess tax benefits related to share-based compensation	2,570	—	—	—	2,570
Proceeds from exercise of stock options	6,593	—	—	—	6,593
Other, net	—	(2,045)	—	—	(2,045)

Cash provided by (used for) financing activities of continuing operations	87,610	(195,882)	(73,558)	—	(181,830)

Discontinued operations:
Operating cash flows	—	—	10,257	—	10,257
Investing cash flows	—	—	63,000	—	63,000

Net cash provided by discontinued operations	—	—	73,257	—	73,257

Net increase (decrease) in cash and cash equivalents	86,200	2,818	(768)	—	88,250
Cash and cash equivalents at beginning of year	5,888	947	1,051	—	7,886

Cash and cash equivalents at end of year	$92,088	$3,765	$283	$—	$96,136

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for book overdrafts from financing activities to operating activities in the consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia

February 24, 2012

SELECTED QUARTERLY FINANCIAL INFORMATION

(unaudited)

	Year Ended December 31, 2011
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Net revenue	$2,123,815	$2,131,448	$2,176,759	$2,195,890
Gross margin	210,775	216,066	216,682	214,014

Net income	$28,740	$29,164	$33,352	$23,942

Net income per common share:
Basic	$0.45	$0.46	$0.53	$0.38
Diluted	$0.45	$0.46	$0.53	$0.38
Cash dividends per common share	$0.20	$0.20	$0.20	$0.20
Market price:
High	$32.48	$35.20	$35.48	$31.52
Low	28.92	32.45	26.74	26.67

	Year Ended December 31, 2010(2)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(3)
Net revenue	$1,969,670	$2,019,893	$2,063,879	$2,070,166
Gross margin	197,001	198,940	203,954	207,830

Net income	$27,817	$29,469	$31,505	$21,788

Net income per common share:
Basic	$0.44	$0.47	$0.50	$0.35
Diluted	$0.44	$0.46	$0.50	$0.34
Cash dividends per common share	$0.177	$0.177	$0.177	$0.177
Market price:
High	$31.19	$32.60	$29.28	$30.08
Low	26.73	28.06	26.02	27.52

(1)	We incurred charges of $12.7 million in the fourth quarter of 2011 associated with exit and realignment activities ($7.7 million after taxes, or $0.13 per diluted common share).
(2)	Per share data for prior periods have been retroactively adjusted to reflect a three-for-two stock split effected on March 31, 2010. See Note 1 of Notes to Consolidated Financial Statements.
(3)	We terminated our defined benefit plan in the fourth quarter of 2010 and recognized a settlement charge of $19.6 million ($11.9 million after taxes, or $0.19 per diluted common share).

Index to Exhibits

2.1	Form of Asset Purchase Agreement dated as of August 19, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated August 22, 2008)

2.2	Form of First Amendment to Asset Purchase Agreement dated as of September 30, 2008 by and among Owens & Minor Distribution, Inc., The Burrows Company and George J. Burrows (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated October 6, 2008)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated May 5, 2011)

4.1	Form of Credit Agreement, dated June 7, 2010, among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. as Borrowers, Owens & Minor, Inc. and certain of its Subsidiaries, as Guarantors, the banks identified on the signature pages hereto and Bank of America, N.A. (as administrative agent) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated June 10, 2010)

4.2	Indenture, dated as of April 7, 2006, for the Senior Notes due 2016 among the Company, Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated April 7, 2006)

4.3	Form of Global Security for the Senior Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated April 7, 2006)

4.4	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.3	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.4	Amendment to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarter ended March 31, 2008)*

10.5	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.6	Amendment to 2003 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2008)*

10.7	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2008)*

10.8	Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.9	Deferral Election Form for The Owens & Minor, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9 for the year ended December 31, 2010)*

10.10	Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10 for the year ended December 31, 2010)*

10.11	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.12	Resolutions of the Board of Directors of the Company amending the SERP *—filed herewith

10.13	Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.14	Owens & Minor, Inc. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005(incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 10.13 for the year ended December 31, 2010)*

10.15	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.16	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.17	Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.18	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.19	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.20	Resolutions of the Board of Directors of the Company amending the Owens & Minor, Inc. Pension Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.21	Amendment No. 3 to Pension Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended September 30, 2008)*

10.22	Fourth Amendment to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.24, for the year ended December 31, 2009)*

10.23	Fifth, Sixth, and Seventh Amendments to Pension Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.22 for the year ended December 31, 2010)*

10.24	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.25	Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.26	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.27	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 17, 2010 (File No. 001-09810))*

10.28	Form of Owens & Minor, Inc. Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.29	Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.30	Form of Performance Share Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.32 for the year ended December 31, 2010)*

10.31	Form of Performance Share Award Agreement *—filed herewith.

10.32	Form of Annual Executive Incentive Program* —filed herewith

10.33	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.34	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.35	Medical-Surgical Distribution Agreement between Novation, LLC and Owens & Minor Distribution, Inc. effective September 1, 2006 (incorporated herein by reference to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)**

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15—Net Income per Common Share

11.2	Supplemental Information, GAAP reconciliation

18.1	Preferability letter of KPMG LLP, independent registered public accounting firm

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment by the Commission of certain portions of this Agreement, which portions have been omitted and filed separately with the Commission.
†	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2012.

OWENS & MINOR, INC.

/S/ CRAIG R. SMITH
Craig R. Smith President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2012:

/S/ CRAIG R. SMITH Craig R. Smith President & Chief Executive Officer	/S/ JOHN W. GERDELMAN John W. Gerdelman Director

/S/ JAMES L. BIERMAN James L. Bierman Executive Vice President & Chief Financial Officer (Principal Financial Officer)	/S/ LEMUEL E. LEWIS Lemuel E. Lewis Director

/S/ D. ANDREW EDWARDS D. Andrew Edwards Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	/S/ EDDIE N. MOORE, JR. Eddie N. Moore, Jr. Director

/S/ G. GILMER MINOR, III G. Gilmer Minor, III Chairman of the Board of Directors	/S/ PETER S. REDDING Peter S. Redding Director

/S/ A. MARSHALL ACUFF, JR. A. Marshall Acuff, Jr. Director	/S/ JAMES E. ROGERS James E. Rogers Lead Director

/S/ J. ALFRED BROADDUS, JR. J. Alfred Broaddus, Jr. Director	/S/ ROBERT C. SLEDD Robert C. Sledd Director

/S/ RICHARD E. FOGG Richard E. Fogg Director	/S/ ANNE MARIE WHITTEMORE Anne Marie Whittemore Director

Corporate Officers

Craig R. Smith (60)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with the company since 1989.

James L. Bierman (59)

Executive Vice President & Chief Financial Officer

Executive Vice President & Chief Financial Officer since April 2011. Previously, Mr. Bierman served as Senior Vice President & Chief Financial Officer from June 2007 to April 2011. Prior to joining Owens & Minor, Mr. Bierman served as Executive Vice President & Chief Financial Officer at Quintiles Transnational Corp. from 2001 to 2004. He joined Quintiles in 1998. Prior to that Mr. Bierman was a partner of Arthur Andersen LLP from 1988 to 1998.

Charles C. Colpo (54)

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

Erika T. Davis (48)

Senior Vice President, Human Resources

Senior Vice President, Human Resources, since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (60)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary, since joining Owens & Minor in 2003. Previously, Ms. den Hartog served as a partner of McGuireWoods LLP from 1990 to 2003.

D. Andrew Edwards (53)

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

Richard W. Mears (51)

Senior Vice President, Chief Information Officer

Senior Vice President, Chief Information Officer, since joining Owens & Minor in 2005. Previously, Mr. Mears was an Executive Director with Perot Systems (now Dell Perot Systems) from 2003 to 2005, and an account executive from 1998 to 2003.

Brian J. Shotto (48)

Senior Vice President, Specialty Services

Senior Vice President, Specialty Services since joining Owens & Minor in October 2011. Previously, Mr. Shotto served as a Principal Consultant for the Blue Fin Group from 2009 until 2011. From 2006 to 2009, he served as Vice President, Distribution Strategy—Healthcare, UPS, a company he joined in 2000. Mr. Shotto also served the American Red Cross as Vice President, Supply Chain Operations from 1999 to 2000. Previously, Mr. Shotto was Vice President, Operations—Healthcare, FedEx Supply Chain Services from 1996 to 1999, a company he joined in 1990.

Mark A. Van Sumeren (54)

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