Form 10-Q
period 2012-03-31
OWENS & MINOR INC/VA/
filed 2012-04-27
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 20, 2012, was 63,528,748 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net revenue	$2,217,882	$2,123,815
Cost of goods sold	2,003,554	1,913,040

Gross margin	214,328	210,775
Selling, general, and administrative expenses	155,572	150,973
Depreciation and amortization	8,578	8,767
Other operating (income) loss, net	(1,694)	38

Operating earnings	51,872	50,997
Interest expense, net	3,422	3,717

Income before income taxes	48,450	47,280
Income tax provision	19,090	18,540

Net income	$29,360	$28,740

Net income per common share—basic	$0.46	$0.45
Net income per common share—diluted	$0.46	$0.45
Cash dividends per common share	$0.22	$0.20

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$29,360	$28,740
Other comprehensive income, net of tax:
Amounts recognized in net periodic benefit cost (net of income tax expense—$225 in 2012 and $55 in 2011)	351	86
Amounts recognized in interest expense, net (net of income tax benefit—$8 in 2012 and 2011)	(13)	(12)

Other comprehensive income	338	74

Comprehensive income	$29,698	$28,814

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$213,927	$135,938
Accounts and notes receivable, net of allowances of $15,423 and $15,622	499,015	506,758
Merchandise inventories	724,206	806,366
Other current assets	66,647	76,763

Total current assets	1,503,795	1,525,825
Property and equipment, net of accumulated depreciation of $106,510 and $102,904	107,705	108,061
Goodwill, net	248,498	248,498
Intangible assets, net	21,547	22,142
Other assets, net	43,265	42,289

Total assets	$1,924,810	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$537,514	$575,793
Accrued payroll and related liabilities	10,471	20,668
Deferred income taxes	39,437	42,296
Other accrued liabilities	104,856	93,608

Total current liabilities	692,278	732,365
Long-term debt, excluding current portion	212,285	212,681
Deferred income taxes	23,505	21,894
Other liabilities	60,816	60,658

Total liabilities	988,884	1,027,598

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized—10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,521 shares and 63,449 shares	127,041	126,900
Paid-in capital	183,390	179,052
Retained earnings	631,521	619,629
Accumulated other comprehensive loss	(7,156)	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	934,796	918,087
Noncontrolling interest	1,130	1,130

Total equity	935,926	919,217

Total liabilities and equity	$1,924,810	$1,946,815

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Operating activities:
Net income	$29,360	$28,740
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	8,578	8,767
Provision for LIFO reserve	5,223	11,265
Share-based compensation expense	2,385	3,021
Provision for losses on accounts and notes receivable	190	359
Deferred income tax benefit	(1,465)	(1,830)
Changes in operating assets and liabilities:
Accounts and notes receivable	7,553	(49,386)
Merchandise inventories	76,937	(20,695)
Accounts payable	(38,279)	72,742
Net change in other assets and liabilities	11,609	(8,639)
Other, net	(194)	175

Cash provided by operating activities of continuing operations	101,897	44,519

Investing activities:
Additions to property and equipment	(4,536)	(4,128)
Additions to computer software and intangible assets	(3,840)	(3,010)
Proceeds from sale of property and equipment	99	41

Cash used for investing activities of continuing operations	(8,277)	(7,097)

Financing activities:
Cash dividends paid	(14,001)	(12,786)
Repurchases of common stock	(3,750)	—
Excess tax benefits related to share-based compensation	690	874
Proceeds from exercise of stock options	3,371	3,594
Other, net	(1,941)	(2,366)

Cash used for financing activities of continuing operations	(15,631)	(10,684)

Discontinued operations:
Operating cash flows	—	(101)

Net cash used for discontinued operations	—	(101)

Net increase in cash and cash equivalents	77,989	26,637
Cash and cash equivalents at beginning of period	135,938	159,213

Cash and cash equivalents at end of period	$213,927	$185,850

Supplemental disclosure of cash flow information:
Income taxes paid, net	$1,201	$5,439
Interest paid	$541	$564

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$—	$857,518
Net income				28,740			28,740
Other comprehensive income					74		74

Comprehensive income							28,814

Dividends declared ($0.20 per share)				(12,786)			(12,786)
Share-based compensation expense, exercises and other	280	559	6,581				7,140

Balance March 31, 2011	63,713	$127,426	$172,028	$586,274	$(5,042)	$—	$880,686

Balance December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				29,360			29,360
Other comprehensive income					338		338

Comprehensive income							29,698

Dividends declared ($0.22 per share)				(13,967)			(13,967)
Shares repurchased and retired	(125)	(249)		(3,501)			(3,750)
Share-based compensation expense, exercises and other	197	390	4,338				4,728

Balance March 31, 2012	63,521	$127,041	$183,390	$631,521	$(7,156)	$1,130	$935,926

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands, unless otherwise indicated)

1.	Basis of Presentation and Use of Estimates

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). For the consolidated subsidiary in which our ownership is less than 100%, the outside stockholder’s interest is presented as a noncontrolling interest. All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.

2.	Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 6 for the fair value of long-term debt.

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $4.2 million at March 31, 2012, and December 31, 2011, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing of sale is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at March 31, 2012, and December 31, 2011, are as follows:

	Customer Relationships	Other Intangibles	Total
At March 31, 2012:
Gross intangible assets	$31,622	$4,720	$36,342
Accumulated amortization	(10,159)	(4,636)	(14,795)

Net intangible assets	$21,463	$84	$21,547

At December 31, 2011:
Gross intangible assets	$31,622	$4,720	$36,342
Accumulated amortization	(9,569)	(4,631)	(14,200)

Net intangible assets	$22,053	$89	$22,142

Amortization expense for intangible assets was $0.6 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $1.6 million for the remainder of 2012 and $2.1 annually for 2013 through 2016.

4.	Exit and Realignment Costs

During the fourth quarter of 2011, we recognized total charges of $12.7 million associated with exit activities and our organizational realignment. These charges included loss accruals for operating leases of $8.4 million, employee severance costs of $3.0 million and losses on property and equipment and other expenses of $1.3 million.

The following table summarizes the activity related to exit cost accruals for the three months ended March 31, 2012:

Three months ended March 31, 2012	Lease Obligations	Severance and Other	Total
Accrued exit costs, beginning of period	$8,264	$1,831	$10,095
Interest accretion	74	—	74
Cash payments, net of sublease income	(445)	(1,149)	(1,594)

Accrued exit costs, end of period	$7,893	$682	$8,575

There were no accruals for exit costs for the three months ended March 31, 2011.

5.	Retirement Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). In February 2012, our Board of Directors amended the Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012. As a result, we recognized a curtailment loss of $234 thousand for the three months ended March 31, 2012. The reduction of the projected benefit obligation as a result of the amendment was less than $1 million.

The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three months ended March 31, 2012 and 2011, are as follows:

Three months ended March 31,	2012	2011
Service cost	$130	$330
Interest cost	404	427
Amortization of prior service cost	—	70
Recognized net actuarial loss	257	71
Curtailment loss	234	—

Net periodic benefit cost	$1,025	$898

6.	Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of March 31, 2012 and December 31, 2011, the estimated fair value of the Senior Notes was $215.8 million and $217.0 million, and the related carrying amount was $207.0 million and $207.5 million. The estimated fair value interest rate used to compute the fair value of the Senior Notes at March 31, 2012 was 4.21%.

We have a $350 million revolving credit facility with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). Under this facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The Credit Spread for LIBOR-based borrowings ranges from 225 basis points (at a leverage ratio of less than 0.5) to 325 basis points (at a leverage ratio of greater than or equal to 2.50). The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage (debt to EBITDA ratio of no greater than 3.5) and interest coverage (EBITDA to interest ratio of no less than 3.0), including on a pro forma basis in the event of an acquisition. At March 31, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the Revolving Credit Facility, leaving $345.0 million available for borrowing.

7.	Income Taxes

The provision for income taxes was $19.1 million for the three months ended March 31, 2012, compared to $18.5 million for the same period of 2011. The effective tax rate was 39.4% for the three months ended March 31, 2012, compared to 39.2% for the same period of 2011.

8.	Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Numerator:
Net income	$29,360	$28,740
Less: income allocated to unvested restricted shares	(234)	(379)

Net income attributable to common shareholders—basic	29,126	28,361
Add: undistributed income attributable to unvested restricted shares—basic	96	141
Less: undistributed income attributable to unvested restricted shares—diluted	(96)	(141)

Net income attributable to common shareholders—diluted	$29,126	$28,361

Denominator:
Weighted average shares outstanding—basic	62,802	62,641
Dilutive shares—stock options	99	220

Weighted average shares outstanding—diluted	62,901	62,861

Net income per share attributable to common shareholders:
Basic	$0.46	$0.45
Diluted	$0.46	$0.45

9.	Shareholders’ Equity

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the first quarter of 2012, we repurchased in open-market transactions and retired approximately 125 thousand shares of our common stock for an aggregate of $3.8 million, or an average price per share of $30.08. Through March 31, 2011, no shares had been repurchased. As of March 31, 2012, we have approximately $30.1 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

10.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $2.5 million as of March 31, 2012. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2012 – $0.8 million; 2013 – $1.0 million; and 2014 – $0.7 million. None of these contingent obligations were accrued at March 31, 2012, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of March 31, 2012, $0.9 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we could potentially receive tax incentive payments for all or some of the quarterly periods beginning with the first quarter of 2009. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, collection of amounts from the parties involved, the variability in sales and our operations in California. As of March 31, 2012, the estimated potential payment we could receive and related contingent gain related to prior periods is up to $7.4 million.

Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

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

For the three months ended March 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,217,882	$1,340	$(1,340)	$2,217,882
Cost of goods sold	—	2,003,578	1,265	(1,289)	2,003,554

Gross margin	—	214,304	75	(51)	214,328
Selling, general and administrative expenses	472	154,669	431	—	155,572
Depreciation and amortization	—	8,564	14	—	8,578
Other operating (income) expense, net	—	(1,696)	2	—	(1,694)

Operating (loss) earnings	(472)	52,767	(372)	(51)	51,872
Interest expense, net	2,769	630	23	—	3,422

(Loss) income before income taxes	(3,241)	52,137	(395)	(51)	48,450
Income tax (benefit) provision	(1,271)	20,444	(83)	—	19,090
Equity in earnings of subsidiaries	31,330	—	—	(31,330)	—

Net income (loss)	$29,360	$31,693	$(312)	$(31,381)	$29,360

For the three months ended March 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,123,689	$126	$—	$2,123,815
Cost of goods sold	—	1,913,024	16	—	1,913,040

Gross margin	—	210,665	110	—	210,775
Selling, general and administrative expenses	439	150,242	292	—	150,973
Depreciation and amortization	—	8,767	—	—	8,767
Other operating expense (income), net	147	(102)	(7)	—	38

Operating (loss) earnings	(586)	51,758	(175)	—	50,997
Interest expense, net	2,825	876	16	—	3,717

(Loss) income before income taxes	(3,411)	50,882	(191)	—	47,280
Income tax (benefit) provision	(1,338)	19,953	(75)	—	18,540
Equity in earnings of subsidiaries	30,813	—	—	(30,813)	—

Net income (loss)	$28,740	$30,929	$(116)	$(30,813)	$28,740

March 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$200,533	$11,772	$1,622	$—	$213,927
Accounts and notes receivable, net	—	498,088	226	701	499,015
Merchandise inventories	—	724,257	—	(51)	724,206
Other current assets	49	67,263	36	(701)	66,647

Total current assets	200,582	1,301,380	1,884	(51)	1,503,795
Property and equipment, net	—	107,528	177	—	107,705
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	21,547	—	—	21,547
Due from O&M and subsidiaries	—	182,997	40,710	(223,707)	—
Advances to and investments in consolidated subsidiaries	1,174,274	—	—	(1,174,274)	—
Other assets, net	732	42,401	132	—	43,265

Total assets	$1,375,588	$1,903,124	$44,130	$(1,398,032)	$1,924,810

Liabilities and equity
Current liabilities
Accounts payable	$—	$536,661	$853	$—	$537,514
Accrued payroll and related liabilities	—	10,430	41	—	10,471
Deferred income taxes	—	39,437	—	—	39,437
Other accrued liabilities	10,037	94,736	83	—	104,856

Total current liabilities	10,037	681,264	977	—	692,278
Long-term debt, excluding current portion	207,048	5,237	—	—	212,285
Due to O&M and subsidiaries	223,707	—	—	(223,707)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	23,505	—	—	23,505
Other liabilities	—	60,816	—	—	60,816

Total liabilities	440,792	909,712	977	(362,597)	988,884

Equity
Common stock	127,041	—	1,500	(1,500)	127,041
Paid-in capital	183,390	242,024	64,314	(306,338)	183,390
Retained earnings (deficit)	631,521	758,744	(23,791)	(734,953)	631,521
Accumulated other comprehensive loss	(7,156)	(7,356)	—	7,356	(7,156)

Total Owens & Minor, Inc. shareholders’ equity	934,796	993,412	42,023	(1,035,435)	934,796
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	934,796	993,412	43,153	(1,035,435)	935,926

Total liabilities and equity	$1,375,588	$1,903,124	$44,130	$(1,398,032)	$1,924,810

December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$120,010	$14,809	$1,119	$—	$135,938
Accounts and notes receivable, net	—	506,633	125	—	506,758
Merchandise inventories	—	806,281	85	—	806,366
Other current assets	139	76,696	35	(107)	76,763

Total current assets	120,149	1,404,419	1,364	(107)	1,525,825
Property and equipment, net	—	107,878	183	—	108,061
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	22,142	—	—	22,142
Due from O&M and subsidiaries	—	—	40,888	(40,888)	—
Advances to and investments in consolidated subsidiaries	1,142,592	—	—	(1,142,592)	—
Other assets, net	779	41,373	137	—	42,289

Total assets	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$113,100	$462,604	$89	$—	$575,793
Accrued payroll and related liabilities	—	20,653	15	—	20,668
Deferred income taxes	—	42,296	—	—	42,296
Other accrued liabilities	6,505	86,980	230	(107)	93,608

Total current liabilities	119,605	612,533	334	(107)	732,365
Long-term debt, excluding current portion	207,480	5,201	—	—	212,681
Due to O&M and subsidiaries	18,348	22,540	—	(40,888)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	21,894	—	—	21,894
Other liabilities	—	60,658	—	—	60,658

Total liabilities	345,433	861,716	334	(179,885)	1,027,598

Equity
Common stock	126,900	—	1,500	(1,500)	126,900
Paid-in capital	179,052	242,024	64,314	(306,338)	179,052
Retained earnings (deficit)	619,629	727,050	(23,479)	(703,571)	619,629
Accumulated other comprehensive loss	(7,494)	(7,707)	—	7,707	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	918,087	961,367	42,335	(1,003,702)	918,087
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	918,087	961,367	43,465	(1,003,702)	919,217

Total liabilities and equity	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Three months ended March 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subisidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$29,360	$31,693	$(312)	$(31,381)	$29,360
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(31,330)	—	—	31,330	—
Depreciation and amortization	—	8,564	14	—	8,578
Provision for LIFO reserve	—	5,223	—	—	5,223
Share-based compensation expense	—	2,385	—	—	2,385
Provision for losses on accounts and notes receivable	—	190	—	—	190
Deferred income tax benefit	—	(1,465)	—	—	(1,465)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	8,355	(101)	(701)	7,553
Merchandise inventories	—	76,801	85	51	76,937
Accounts payable	(113,100)	74,057	764	—	(38,279)
Net change in other assets and liabilities	3,622	7,408	(122)	701	11,609
Other, net	(423)	230	(1)	—	(194)

Cash (used for) provided by operating activities	(111,871)	213,441	327	—	101,897

Investing activities:
Additions to property and equipment	—	(4,534)	(2)	—	(4,536)
Additions to computer software and intangible assets	—	(3,840)	—	—	(3,840)
Proceeds from the sale of property and equipment	—	99	—	—	99

Cash used for investing activities	—	(8,275)	(2)	—	(8,277)

Financing activities:
Change in intercompany advances	207,520	(207,698)	178	—	—
Cash dividends paid	(14,001)	—	—	—	(14,001)
Cash paid for share repurchases	(3,750)	—	—	—	(3,750)
Excess tax benefits related to share-based compensation	690	—	—	—	690
Proceeds from exercise of stock options	3,371	—	—	—	3,371
Other, net	(1,436)	(505)	—	—	(1,941)

Cash provided by (used for) financing activities	192,394	(208,203)	178	—	(15,631)

Net increase (decrease) in cash and cash equivalents	80,523	(3,037)	503	—	77,989
Cash and cash equivalents at beginning of period	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of period	$200,533	$11,772	$1,622	$—	$213,927

Three months ended March 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subisidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$28,740	$30,929	$(116)	$(30,813)	$28,740
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(30,813)	—	—	30,813	—
Depreciation and amortization	—	8,767	—	—	8,767
Provision for LIFO reserve	—	11,265	—	—	11,265
Share-based compensation expense	—	3,021	—	—	3,021
Provision for losses on accounts and notes receivable	—	359	—	—	359
Deferred income tax benefit	—	(1,830)	—	—	(1,830)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(49,699)	—	—	(49,386)
Merchandise inventories	—	(20,695)	—	—	(20,695)
Accounts payable	—	72,741	1	—	72,742
Net change in other assets and liabilities	3,595	(12,233)	(1)	—	(8,639)
Other, net	197	(22)	—	—	175

Cash provided by (used for) operating activities	2,032	42,603	(116)	—	44,519

Investing activities:
Additions to property and equipment	—	(4,128)	—	—	(4,128)
Additions to computer software and intangible assets	—	(3,010)	—	—	(3,010)
Proceeds from the sale of property and equipment	—	41	—	—	41

Cash used for investing activities	—	(7,097)	—	—	(7,097)

Financing activities:
Change in intercompany advances	27,916	(28,149)	233	—	—
Cash dividends paid	(12,786)	—	—	—	(12,786)
Excess tax benefits related to share-based compensation	874	—	—	—	874
Proceeds from exercise of stock options	3,594	—	—	—	3,594
Other, net	—	(2,366)	—	—	(2,366)

Cash provided by (used for) financing activities	19,598	(30,515)	233	—	(10,684)

Discontinued operations:
Operating cash flows	—	—	(101)	—	(101)

Net cash used for discontinued operations	—	—	(101)	—	(101)

Net increase in cash and cash equivalents	21,630	4,991	16	—	26,637
Cash and cash equivalents at beginning of period	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of period	$178,527	$7,307	$16	$—	$185,850

12.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2011, except as discussed below.

We adopted an Accounting Standard Update (ASU) issued by the Financial Accounting Standards Board (FASB) for fair value measurement. This update amends and clarifies certain measurement principles and disclosure requirements for fair value measurement. The adoption of this guidance did not have an impact on our financial position or results of operations.

We adopted an ASU regarding the presentation of comprehensive income. This update requires entities to report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The adoption of this guidance did not have an impact on our financial position or result of operations.

We adopted an ASU for the testing of goodwill. This update allows entities the option to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step impairment test for goodwill. The adoption of this guidance did not have an impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2011. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

First quarter of 2012 compared with first quarter of 2011

Overview. Owens & Minor, Inc. (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare supply-chain management company. Operating earnings increased 1.7% to $51.9 million for the first quarter of 2012, from $51.0 million in the first quarter of 2011. In the first quarter of 2012, net income increased 2.2% to $29.4 million, from $28.7 million in the first quarter of 2011. Net income per diluted common share was $0.46 for the first quarter of 2012, an increase from $0.45 in the comparable period of 2011.

Financial highlights. The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended March 31,
	2012	2011
Gross margin	9.66%	9.92%
Selling, general and administrative expenses	7.01%	7.11%
Operating earnings	2.34%	2.40%
Net income	1.32%	1.35%

Net revenue. Net revenue was $2.22 billion for the first quarter of 2012, representing an increase of 4.4% from $2.12 billion for the first quarter of 2011.

The following table presents the components of the increase in net revenue for the three-month periods ended March 31, 2012 and 2011, compared with the same periods in the prior year, and presents new customer changes net of lost customer activity (“net new”). Fee-for-service revenue represents revenue from services provided to customers that are not directly related to sales of product through our traditional distribution services and includes revenue from our OM Healthcare Logistics and OMSolutionsSM businesses.

(Dollars in millions)
Increase for the three months ended March 31,	2012 versus 2011		2011 versus 2010
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Revenue from sales of products to:
Existing customers	$55.9	2.6%	$133.5	6.8%
Net new customers	33.1	1.6%	18.6	0.9%
Fee-for-service revenue	5.1	0.2%	2.0	0.1%

Total increase in net revenues	$94.1	4.4%	$154.1	7.8%

Gross margin. Gross margin dollars increased 1.7% to $214.3 million for the first quarter of 2012 from $210.8 million for the first quarter of 2011. The following table presents the components of the increase or decrease in total company gross margin for the three-month periods ended March 31, 2012 and 2011. Total company gross margin primarily includes gross margin from customer contracts related to sales of product, contribution to gross margin relating to supplier incentives (“traditional distribution”), fees generated from other services, including OM Healthcare Logistics, OMSolutions and other supply-chain services that are not directly related to sales of product (“fee-for-service”) and the effect of inventory valuation and other operational components, excluding the impact of applying the last-in first-out (LIFO) method (“other”).

(Dollars in millions)
Increase (decrease) for the three months ended March 31,	2012 versus 2011		2011 versus 2010
	Gross Margin	Impact on gross margin as a percent of revenue	Gross Margin	Impact on gross margin as a percent of revenue
Gross margin components:
Traditional distribution	$(0.6)	(0.42)%	$12.3	(0.10)%
Fee-for-service	5.1	0.20%	2.0	0.06%
Provision for LIFO	6.0	0.29%	(3.0)	(0.11)%
Other	(6.9)	(0.33)%	2.5	0.07%

Total increase (decrease) in gross margin	$3.6	(0.26%)	$13.8	(0.08)%

The decline in gross margin as a percentage of revenue versus the first quarter of 2011 primarily relates to changes in customer mix, including lower margin on new contracts with large integrated health networks and competitive pressures.

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

SG&A expenses increased 3.0% to $155.6 million for the first quarter of 2012, compared with $151.0 million in the first quarter of 2011. SG&A expenses increased by $3.6 million for fee-for-service operations, including costs to service new third-party logistics business. SG&A expenses unrelated to fee-for-service operations decreased as a percentage of revenue due to lower incentive compensation accruals, consulting expenses, selling expenses and occupancy costs, partially offset by greater warehouse expenses and fuel costs.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter of 2012 decreased 2.2% to $8.6 million from $8.8 million for the first quarter of 2011. The decrease is primarily due to the expiration of noncompete agreements.

Other operating income, net. Other operating income, net, was $1.7 million for the first quarter of 2012 compared to other operating expense of less than $0.1 million for the first quarter of 2011, including finance charge income of $1.0 million and $0.9 million, respectively. Other operating income in the first quarter of 2012 benefited from income of $0.5 million related to the settlement of a class action litigation. Other operating expense in the first quarter of 2011 was adversely impacted by costs of $0.7 million for the development of a model for partnering with our large customers.

Operating earnings. Operating earnings for the first quarter of 2012 increased 1.7% to $51.9 million from $51.0 million for the first quarter of 2011. The increase resulted primarily from a $3.6 million increase in gross margin and an increase of $1.7 million in other operating income, partially offset by additional SG&A expenses to service the growth in business.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.4 million for the first quarter of 2012, as compared with $3.7 million for the first quarter of 2011. The following table presents the components of our effective interest rate and average borrowings for three months ended March 31, 2012 and 2011.

(Dollars in millions)
Three months ended March 31,	2012	2011
Interest on senior notes	6.35%	6.35%
Commitment and other fees	1.26%	1.28%
Interest rate swaps	(0.85)%	(0.48)%
Other, net of interest income	(0.33)%	—

Total effective interest rate	6.43%	7.15%

Average total debt	$214.2	$210.7

For the three months ended March 31, 2012, the effective interest rate decreased 72 basis points, primarily due to a 37 basis point decrease as a result of interest rate swap activities.

Income taxes. The provision for income taxes was $19.1 million, representing a 39.4% effective tax rate for the first quarter of 2012, compared to $18.5 million, representing a 39.2% effective tax rate, for the same period of 2011.

Net income. Net income increased to $29.4 million for the first quarter of 2012 compared to $28.7 million for the first quarter of 2011. The increase is primarily due to an increase in operating earnings.

Financial Condition, Liquidity and Capital Resources

Financial condition. Cash and cash equivalents increased to $214 million at March 31, 2012 from $136 million at December 31, 2011. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States or invested in high-quality, short-term liquid investments.

Accounts receivable, net of allowances, decreased $7.7 million, or 1.5%, to $499 million at March 31, 2012, from $507 million at December 31, 2011. Accounts receivable days outstanding (DSO) was 19.9 days at March 31, 2012, and 20.7 days at December 31, 2011, based on three months’ sales, and has ranged from 20.6 to 21.1 days over the prior four quarters.

Merchandise inventories decreased 10% to $724 million at March 31, 2012, from $806 million at December 31, 2011. Average inventory turnover was 10.5 in the first quarter of 2012, based on three months’ sales, and has ranged from 10.0 to 10.7 over the prior four quarters.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2012 and 2011:

(in millions)
Three months ended March 31,	2012	2011
Net cash provided by (used for) continuing operations:
Operating activities	$101.9	$44.5
Investing activities	(8.3)	(7.1)
Financing activities	(15.6)	(10.7)
Net cash used for discontinued operations	—	(0.1)

Increase in cash and cash equivalents	$78.0	$26.6

Cash provided by operating activities was $101.9 million in the first quarter of 2012, compared to $44.5 million in the first quarter of 2011. Cash from operating activities in the first quarter of 2012 was a result of operating earnings, a decrease in merchandise inventories and a decrease in DSO of 0.8 days (favorable impact on cash of $19.5 million), partially offset by a decrease in accounts payable. Cash from operating activities in the first quarter of 2011 was a result of operating earnings and an increase in accounts payable, partially offset by increases in accounts and notes receivable and merchandise inventories. We had a build up of inventory levels during the fourth quarter of 2011 to support the conversion of large new customers. Inventories returned to normalized levels post-conversion in the first quarter of 2012.

Capital expenditures were $8.3 million in the first quarter of 2012, compared to $7.1 million in the same period of 2011. Capital expenditures in 2012 primarily related to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements. Capital expenditures in the first quarter of 2011 primarily included warehouse equipment and technology for both our distribution centers and third-party logistics facilities, as well as investments in certain customer-facing technologies.

Cash used for financing activities in the first quarter of 2012 was $15.6 million, compared to $10.7 million used in the first quarter of 2011. During the first quarter of 2012, we paid dividends of $14.0 million, repurchased common stock under a share repurchase program for $3.8 million of cash, and received proceeds of $3.4 million from the exercise of stock options. During the first quarter of 2011, we paid dividends of $12.8 million and received proceeds of $3.6 from the exercise of stock options.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a $350 million Credit Agreement with Bank of America, N.A., Wells Fargo Bank, N.A. and a syndicate of banks which expires on June 7, 2013 (the Revolving Credit Facility). The interest rate on the Revolving Credit Facility, which is subject to adjustment quarterly, is based on, at our discretion, the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on our leverage ratio (Credit Spread). We are charged a commitment fee of between 37.5 and 62.5 basis points on the unused portion of the facility. The terms of the agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage. We may utilize the Revolving Credit Facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the Revolving Credit Facility, it could impact our ability to fund these needs. During the first quarter of 2012, we had no borrowings or repayments under the Revolving Credit Facility. We had $5.0 million of letters of credit and no borrowings outstanding at March 31, 2012, leaving $345.0 million available for borrowing at that date. Based on our leverage ratio at March 31, 2012, the interest rate under the facility will remain unchanged at LIBOR plus 250 basis points at the next adjustment date.

We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The Revolving Credit Facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at March 31, 2012.

In the first quarter of 2012, we paid cash dividends on our outstanding common stock at the rate of $0.22 per share, which represents a 10% increase over the rate of $0.20 per share paid in the first quarter of 2011. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. During the first quarter of 2012, we repurchased approximately 125,000 shares at $3.8 million under this program. The remaining amount authorized for repurchases under this program is $30.1 million at March 31, 2012.

We believe available financing sources, including cash generated by operating activities and borrowings under the Revolving Credit Facility, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us and/or (iii) our cost of borrowing.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2012.

Recent Development

In April 2012, the company and Novation, LLC (Novation), a group purchasing organization, entered into a new distribution agreement that will replace our existing distribution agreement with Novation effective September 1, 2012. Under the new agreement, our status as an authorized distributor for Novation’s member healthcare facilities will continue, allowing us to compete with other authorized distributors to secure individual member business, which is typically accomplished through individual contract arrangements with the member healthcare facilities. The new agreement has a five-year term with two one-year renewal options.

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

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at March 31, 2012, were approximately $499 million, and DSO at March 31, 2012, was 19.9 days, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof, of approximately $24 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the revolving credit facility at March 31, 2012. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

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

We estimate that approximately $0.4 million of an increase in delivery costs for the first quarter of 2012 was related to increases in diesel prices. We benchmark our diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (the “Diesel Benchmark Price”) as quoted on the website of the U.S. Energy Information Administration. The Diesel Benchmark Price averaged $3.96 per gallon for three months ended March 31, 2012, representing an increase of 9.8% from $3.61 per gallon for the same period in 2011. Accordingly, on an annualized basis, we estimate that every 10 cents per gallon increase in the Diesel Benchmark Price reduced our operating earnings by approximately $470,000, excluding the effect of mitigating strategies. Our strategies for helping to mitigate our exposure to changing fuel prices include the use of fuel surcharges, activity-based pricing and fixed-price contracts with suppliers.

On January 31, 2012, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated fuel usage for 2012 at an equivalent Diesel Benchmark Price of $3.90 per gallon.

Item 4.	Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Through March 31, 2012, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Through March 31, 2012, there have been no material changes in the risk factors described in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the first quarter of 2012, we repurchased in open-market transactions and retired 124,655 shares of our common stock for an aggregate of $3.8 million, or an average price per share of $30.08. The following table summarizes share repurchase activity by month during the first quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
January 2012	—	$—	—	$33,875,601
February 2012	53,505	30.33	53,505	32,253,062
March 2012	71,150	29.90	71,150	30,125,608

Total	124,655		124,655

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: April 27, 2012	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date: April 27, 2012	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President, Controller & Interim Chief Financial Officer

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