Form 10-Q
period 2012-06-30
OWENS & MINOR INC/VA/
filed 2012-07-27
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 20, 2012, was 63,503,881 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net revenue	$2,185,444	$2,131,448	$4,403,326	$4,255,263
Cost of goods sold	1,974,015	1,915,382	3,977,569	3,828,422

Gross margin	211,429	216,066	425,757	426,841
Selling, general, and administrative expenses	150,288	156,321	305,860	307,294
Depreciation and amortization	8,515	8,249	17,093	17,016
Other operating (income) loss, net	(551)	457	(2,245)	495

Operating earnings	53,177	51,039	105,049	102,036
Interest expense, net	3,487	3,020	6,909	6,737

Income before income taxes	49,690	48,019	98,140	95,299
Income tax provision	19,577	18,855	38,667	37,395

Net income	$30,113	$29,164	$59,473	$57,904

Net income per common share:
Basic	$0.48	$0.46	$0.94	$0.91
Diluted	$0.48	$0.46	$0.94	$0.91
Cash dividends per common share	$0.22	$0.20	$0.44	$0.40

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$30,113	$29,164	$59,473	$57,904
Other comprehensive income, net of tax:
Amounts recognized in net periodic benefit cost (net of income tax expense - $92 and $317 in 2012 and $116 and $171 in 2011)	145	181	496	267
Amounts recognized in interest expense, net (net of income tax benefit - $8 and $16 for 2012 and $8 and $16 for 2011)	(11)	(13)	(24)	(25)

Other comprehensive income	134	168	472	242

Comprehensive income	$30,247	$29,332	$59,945	$58,146

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	June 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$224,937	$135,938
Accounts and notes receivable, net of allowances of $15,259 and $15,622	485,249	506,758
Merchandise inventories	748,847	806,366
Other current assets	72,346	76,763

Total current assets	1,531,379	1,525,825
Property and equipment, net of accumulated depreciation of $110,957 and $102,904	103,889	108,061
Goodwill, net	248,498	248,498
Intangible assets, net	21,018	22,142
Other assets, net	50,640	42,289

Total assets	$1,955,424	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$559,718	$575,793
Accrued payroll and related liabilities	17,738	20,668
Deferred income taxes	37,879	42,296
Other accrued liabilities	92,462	93,608

Total current liabilities	707,797	732,365
Long-term debt, excluding current portion	212,032	212,681
Deferred income taxes	25,467	21,894
Other liabilities	60,165	60,658

Total liabilities	1,005,461	1,027,598

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,504 shares and 63,449 shares	127,008	126,900
Paid - in capital	184,627	179,052
Retained earnings	644,220	619,629
Accumulated other comprehensive loss	(7,022)	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	948,833	918,087
Noncontrolling interest	1,130	1,130

Total equity	949,963	919,217

Total liabilities and equity	$1,955,424	$1,946,815

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating activities:
Net income	$59,473	$57,904
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	17,093	17,016
Provision for LIFO reserve	5,223	11,265
Share-based compensation expense	4,126	3,581
Provision for losses on accounts and notes receivable	270	758
Pension contributions	—	(543)
Deferred income tax benefit	(1,146)	(674)
Changes in operating assets and liabilities:
Accounts and notes receivable	21,239	(33,606)
Merchandise inventories	52,296	(42,762)
Accounts payable	(16,075)	50,033
Net change in other assets and liabilities	684	(23,321)
Other, net	(404)	114

Cash provided by operating activities of continuing operations	142,779	39,765

Investing activities:
Additions to property and equipment	(5,460)	(8,175)
Additions to computer software and intangible assets	(12,697)	(5,573)
Proceeds from sale of property and equipment	115	44

Cash used for investing activities of continuing operations	(18,042)	(13,704)

Financing activities:
Cash dividends paid	(27,956)	(25,496)
Repurchases of common stock	(7,500)	(5,086)
Financing costs paid	(1,303)	—
Excess tax benefits related to share-based compensation	1,160	1,761
Proceeds from exercise of stock options	3,761	7,394
Other, net	(3,900)	(4,514)

Cash used for financing activities of continuing operations	(35,738)	(25,941)

Discontinued operations:
Operating cash flows	—	(139)

Net cash used for discontinued operations	—	(139)

Net increase (decrease) in cash and cash equivalents	88,999	(19)
Cash and cash equivalents at beginning of period	135,938	159,213

Cash and cash equivalents at end of period	$224,937	$159,194

Supplemental disclosure of cash flow information:
Income taxes paid, net	$38,113	$42,987
Interest paid	$7,372	$7,445

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$—	$857,518
Net income				57,904			57,904
Other comprehensive income					242		242

Comprehensive income							58,146

Dividends declared ($0.40 per share)				(25,496)			(25,496)
Shares repurchased and retired	(152)	(303)		(4,783)			(5,086)
Share-based compensation expense, exercises and other	488	975	9,722				10,697

Balance June, 2011	63,769	$127,539	$175,169	$597,945	$(4,874)	$—	$895,779

Balance December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				59,473			59,473
Other comprehensive income					472		472

Comprehensive income							59,945

Dividends declared ($0.44 per share)				(27,895)			(27,895)
Shares repurchased and retired	(256)	(513)		(6,987)			(7,500)
Share-based compensation expense, exercises and other	311	621	5,575				6,196

Balance June 30, 2012	63,504	127,008	$184,627	$644,220	$(7,022)	$1,130	$949,963

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

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $4.2 million at June 30, 2012, and December 31, 2011, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing of sale is dependent on local market conditions.

3.	Intangible Assets

Intangible assets at June 30, 2012, and December 31, 2011, are as follows:

	Customer Relationships	Other Intangibles	Total
At June 30, 2012:
Gross intangible assets	$31,622	$4,720	$36,342
Accumulated amortization	(10,683)	(4,641)	(15,324)

Net intangible assets	$20,939	$79	$21,018

At December 31, 2011:
Gross intangible assets	$31,622	$4,720	$36,342
Accumulated amortization	(9,569)	(4,631)	(14,200)

Net intangible assets	$22,053	$89	$22,142

Amortization expense for intangible assets was $0.5 million and $0.8 million for the three months ended June 30, 2012 and 2011, and $1.1 million and $1.6 million for the six months ended June 30, 2012 and 2011.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $1.0 million for the remainder of 2012 and $2.1 million annually for 2013 through 2017.

4.	Exit and Realignment Costs

During the fourth quarter of 2011, we recognized total charges of $12.7 million associated with exit activities and our organizational realignment. These charges included loss accruals for operating leases of $8.4 million, employee severance costs of $3.0 million and losses on property and equipment and other expenses of $1.3 million.

The following table summarizes the activity related to exit cost accruals for the six months ended June 30, 2012:

Six months ended June 30, 2012	Lease Obligations	Severance and Other	Total
Accrued exit costs, beginning of period	$8,264	$1,831	$10,095
Interest accretion	144	—	144
Cash payments, net of sublease income	(734)	(1,770)	(2,504)

Accrued exit costs, end of period	$7,674	$61	$7,735

There were no accruals for exit costs for the six months ended June 30, 2011.

5.	Retirement Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees (the Retirement Plan). In February 2012, our Board of Directors amended the Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012. As a result, we recognized a curtailment loss of $0.2 million for the six months ended June 30, 2012. The reduction of the projected benefit obligation as a result of the amendment was less than $1 million.

The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and six months ended June 30, 2012 and 2011, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$—	$321	$130	$651
Interest cost	404	475	808	902
Amortization of prior service cost	—	76	—	146
Recognized net actuarial loss	237	221	495	292
Curtailment loss	—	—	234	—

Net periodic benefit cost	$641	$1,093	$1,667	$1,991

6.	Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of June 30, 2012 and December 31, 2011, the estimated fair value of the Senior Notes was $218.0 million and $217.0 million, and the related carrying amount was $206.6 million and $207.5 million. The estimated fair value interest rate used to compute the fair value of the Senior Notes at June 30, 2012 was 3.77%.

On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. This agreement replaced an existing $350 million credit agreement set to expire on June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.

7.	Income Taxes

The provision for income taxes was $19.6 million and $38.7 million for the three and six months ended June 30, 2012, compared to $18.9 million and $37.4 million for the same periods in 2011. The effective tax rate was 39.4% for both the three and six months ended June 30, 2012, compared to 39.3% and 39.2% for the same periods in 2011.

8.	Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)
	2012	2011	2012	2011
Numerator:
Net income	$30,113	$29,164	$59,473	$57,904
Less: income allocated to unvested restricted shares	(194)	(218)	(421)	(599)

Net income attributable to common shareholders—basic	29,919	28,946	59,052	57,305

Add: undistributed income attributable to unvested restricted shares—basic	87	114	176	256
Less: undistributed income attributable to unvested restricted shares—diluted	(87)	(113)	(175)	(255)

Net income attributable to common shareholders—diluted	$29,919	$28,947	$59,053	$57,306

Denominator:
Weighted average shares outstanding—basic	62,815	63,007	62,825	62,808
Dilutive shares—stock options	80	191	89	204

Weighted average shares outstanding—diluted	62,895	63,198	62,914	63,012

Net income per share attributable to common shareholders:
Basic	$0.48	$0.46	$0.94	$0.91
Diluted	$0.48	$0.46	$0.94	$0.91

9.	Shareholders’ Equity

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the six months ended June 30, 2012, we repurchased in open-market transactions and retired approximately 257 thousand shares of our common stock for an aggregate of $7.5 million, or an average price per share of $29.23. As of June 30, 2012, we have approximately $26.4 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

10.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $4.2 million as of June 30, 2012. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2012 – $0.9 million; 2013 – $2.3 million; 2014 – $0.7 million; and 2015 – $0.3 million. None of these contingent obligations were accrued at June 30, 2012, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of June 30, 2012, $1.5 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is continuing its administrative review of certain ongoing local sales tax incentives that may be available to us. Upon completion of this review, we could potentially receive tax incentive payments for all or some of the quarterly periods beginning with the first quarter of 2009. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, collection of amounts from the parties involved, the variability in sales and our operations in California. As of June 30, 2012, the estimated potential payment we may receive (and related contingent gain) related to prior periods could be more than $7 million.

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

Condensed Consolidating Financial Information

For the three months ended June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,185,444	$5,378	$(5,378)	$2,185,444
Cost of goods sold	—	1,974,114	5,053	(5,152)	1,974,015

Gross margin	—	211,330	325	(226)	211,429
Selling, general and administrative expenses	183	149,542	563	—	150,288
Depreciation and amortization	—	8,494	21	—	8,515
Other operating income, net	—	(414)	(137)	—	(551)

Operating (loss) earnings	(183)	53,708	(122)	(226)	53,177
Interest expense (income), net	4,797	(1,334)	24	—	3,487

(Loss) income before income taxes	(4,980)	55,042	(146)	(226)	49,690
Income tax (benefit) provision	(1,963)	21,569	(29)	—	19,577
Equity in earnings of subsidiaries	33,130	—	—	(33,130)	—

Net income (loss)	30,113	33,473	(117)	(33,356)	30,113
Other comprehensive income	134	145	—	(145)	134

Comprehensive income	$30,247	$33,618	$(117)	$(33,501)	$30,247

For the three months ended June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,131,448	$—	$—	$2,131,448
Cost of goods sold	—	1,915,382	—	—	1,915,382

Gross margin	—	216,066	—	—	216,066
Selling, general and administrative expenses	415	155,944	(38)	—	156,321
Depreciation and amortization	—	8,249	—	—	8,249
Other operating expense, net	—	457	—	—	457

Operating (loss) earnings	(415)	51,416	38	—	51,039
Interest expense, net	1,937	1,064	19	—	3,020

(Loss) income before income taxes	(2,352)	50,352	19	—	48,019
Income tax (benefit) provision	(923)	19,728	50	—	18,855
Equity in earnings of subsidiaries	30,593	—	—	(30,593)	—

Net income (loss)	29,164	30,624	(31)	(30,593)	29,164
Other comprehensive income	168	181	—	(181)	168

Comprehensive income	$29,332	$30,805	$(31)	$(30,774)	$29,332

Condensed Consolidating Financial Information

For the six months ended June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,403,326	$6,718	$(6,718)	$4,403,326
Cost of goods sold	—	3,977,692	6,318	(6,441)	3,977,569

Gross margin	—	425,634	400	(277)	425,757
Selling, general and administrative expenses	655	304,210	995	—	305,860
Depreciation and amortization	—	17,058	35	—	17,093
Other operating income, net	—	(2,111)	(134)	—	(2,245)

Operating (loss) earnings	(655)	106,477	(496)	(277)	105,049
Interest expense (income), net	7,567	(705)	47	—	6,909

(Loss) income before income taxes	(8,222)	107,182	(543)	(277)	98,140
Income tax (benefit) provision	(3,234)	42,014	(113)	—	38,667
Equity in earnings of subsidiaries	64,461	—	—	(64,461)	—

Net income (loss)	59,473	65,168	(430)	(64,738)	59,473
Other comprehensive income	472	496	—	(496)	472

Comprehensive income	$59,945	$64,672	$(430)	$(65,234)	$59,945

For the six months ended June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,255,137	$126	$—	$4,255,263
Cost of goods sold	—	3,828,406	16	—	3,828,422

Gross margin	—	426,731	110	—	426,841
Selling, general and administrative expenses	853	306,186	255	—	307,294
Depreciation and amortization	—	17,016	—	—	17,016
Other operating expense (income), net	148	355	(8)	—	495

Operating (loss) earnings	(1,001)	103,174	(137)	—	102,036
Interest expense, net	4,762	1,940	35	—	6,737

(Loss) income before income taxes	(5,763)	101,234	(172)	—	95,299
Income tax (benefit) provision	(2,262)	39,681	(24)	—	37,395
Equity in earnings of subsidiaries	61,405	—	—	(61,405)	—

Net income (loss)	57,904	61,553	(148)	(61,405)	57,904
Other comprehensive income	242	267	—	(267)	242

Comprehensive income	$58,146	$61,820	$(148)	$(61,672)	$58,146

Condensed Consolidating Financial Information

June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$214,248	$9,362	$1,327	$—	$224,937
Accounts and notes receivable, net	—	482,803	2,446	—	485,249
Merchandise inventories	—	749,123	—	(276)	748,847
Other current assets	309	71,987	51	(1)	72,346

Total current assets	214,557	1,313,275	3,824	(277)	1,531,379
Property and equipment, net	—	103,723	166	—	103,889
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	21,018	—	—	21,018
Due from O&M and subsidiaries	—	220,236	40,405	(260,641)	—
Advances to and investments in consolidated subsidiaries	1,207,551	—	—	(1,207,551)	—
Other assets, net	687	49,687	266	—	50,640

Total assets	$1,422,795	$1,955,210	$45,888	$(1,468,469)	$1,955,424

Liabilities and equity
Current liabilities
Accounts payable	$—	$556,915	$2,803	$—	$559,718
Accrued payroll and related liabilities	—	17,618	120	—	17,738
Deferred income taxes	—	37,879	—	—	37,879
Other accrued liabilities	6,705	85,827	(70)	—	92,462

Total current liabilities	6,705	698,239	2,853	—	707,797
Long-term debt, excluding current portion	206,616	5,416	—	—	212,032
Due to O&M and subsidiaries	260,641	—	—	(260,641)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,467	—	—	25,467
Other liabilities	—	60,165	—	—	60,165

Total liabilities	473,962	928,177	2,853	(399,531)	1,005,461

Equity
Common stock	127,008	—	1,500	(1,500)	127,008
Paid-in capital	184,627	242,024	64,314	(306,338)	184,627
Retained earnings (deficit)	644,220	792,219	(23,909)	(768,310)	644,220
Accumulated other comprehensive loss	(7,022)	(7,210)	—	7,210	(7,022)

Total Owens & Minor, Inc. shareholders’ equity	948,833	1,027,033	41,905	(1,068,938)	948,833
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	948,833	1,027,033	43,035	(1,068,938)	949,963

Total liabilities and equity	$1,422,795	$1,955,210	$45,888	$(1,468,469)	$1,955,424

Condensed Consolidating Financial Information

December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$120,010	$14,809	$1,119	$—	$135,938
Accounts and notes receivable, net	—	506,633	125	—	506,758
Merchandise inventories	—	806,281	85	—	806,366
Other current assets	139	76,696	35	(107)	76,763

Total current assets	120,149	1,404,419	1,364	(107)	1,525,825
Property and equipment, net	—	107,878	183	—	108,061
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	22,142	—	—	22,142
Due from O&M and subsidiaries	—	—	40,888	(40,888)	—
Advances to and investments in consolidated subsidiaries	1,142,592	—	—	(1,142,592)	—
Other assets, net	779	41,373	137	—	42,289

Total assets	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$113,100	$462,604	$89	$—	$575,793
Accrued payroll and related liabilities	—	20,653	15	—	20,668
Deferred income taxes	—	42,296	—	—	42,296
Other accrued liabilities	6,505	86,980	230	(107)	93,608

Total current liabilities	119,605	612,533	334	(107)	732,365
Long-term debt, excluding current portion	207,480	5,201	—	—	212,681
Due to O&M and subsidiaries	18,348	22,540	—	(40,888)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	21,894	—	—	21,894
Other liabilities	—	60,658	—	—	60,658

Total liabilities	345,433	861,716	334	(179,885)	1,027,598

Equity
Common stock	126,900	—	1,500	(1,500)	126,900
Paid-in capital	179,052	242,024	64,314	(306,338)	179,052
Retained earnings (deficit)	619,629	727,050	(23,479)	(703,571)	619,629
Accumulated other comprehensive loss	(7,494)	(7,707)	—	7,707	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	918,087	961,367	42,335	(1,003,702)	918,087
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	918,087	961,367	43,465	(1,003,702)	919,217

Total liabilities and equity	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Condensed Consolidating Financial Information

Six months ended June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$59,473	$65,168	$(430)	$(64,738)	$59,473
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(64,461)	—	—	64,461	—
Depreciation and amortization	—	17,058	35	—	17,093
Provision for LIFO Reserve	—	5,223	—	—	5,223
Share-based compensation expense	—	4,126	—	—	4,126
Provision for losses on accounts and notes receivable	—	270	—	—	270
Deferred income tax benefit	—	(1,146)	—	—	(1,146)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	23,560	(2,218)	(103)	21,239
Merchandise inventories	—	51,935	85	276	52,296
Accounts payable	(113,100)	94,311	2,714	—	(16,075)
Net change in other assets and liabilities	19	874	(313)	104	684
Other, net	(862)	596	(138)	—	(404)

Cash (used for) provided by operating activities	(118,931)	261,975	(265)	—	142,779

Investing activities:
Additions to property and equipment	—	(5,452)	(8)	—	(5,460)
Additions to computer software and intangible assets	—	(12,695)	(2)	—	(12,697)
Proceeds from sale of property and equipment	—	115	—	—	115

Cash used for investing activities	—	(18,032)	(10)	—	(18,042)

Financing activities:
Change in intercompany advances	246,583	(247,066)	483	—	—
Cash dividends paid	(27,956)	—	—	—	(27,956)
Repurchases of common stock	(7,500)	—	—	—	(7,500)
Financing costs paid	—	(1,303)	—	—	(1,303)
Excess tax benefits related to share-based compensation	1,160	—	—	—	1,160
Proceeds from exercise of stock options	3,761	—	—	—	3,761
Other, net	(2,879)	(1,021)	—	—	(3,900)

Cash provided by (used for) financing activities	213,169	(249,390)	483	—	(35,738)

Net increase in cash and cash equivalents	94,238	(5,447)	208	—	88,999
Cash and cash equivalents at beginning of period	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of period	$214,248	$9,362	$1,327	$—	$224,937

Condensed Consolidating Financial Information

Six months ended June 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$57,904	$61,553	$(148)	$(61,405)	$57,904
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(61,405)	—	—	61,405	—
Depreciation and amortization	—	17,016	—	—	17,016
Provision for LIFO reserve	—	11,265	—	—	11,265
Share-based compensation expense	—	3,581	—	—	3,581
Provision for losses on accounts and notes receivable	—	758	—	—	758
Pension contributions	—	(543)	—	—	(543)
Deferred income tax benefit	—	(674)	—	—	(674)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(33,919)	—	—	(33,606)
Merchandise inventories	—	(42,762)	—	—	(42,762)
Accounts payable	74,300	(24,268)	1	—	50,033
Net change in other assets and liabilities	412	(23,284)	(449)	—	(23,321)
Other, net	122	(8)	—	—	114

Cash provided by (used for) operating activities	71,646	(31,285)	(596)	—	39,765

Investing activities:
Additions to property and equipment	—	(8,175)	—	—	(8,175)
Additions to computer software and intangible assets	—	(5,573)	—	—	(5,573)
Proceeds from the sale of property and equipment	—	44	—	—	44

Cash used for investing activities	—	(13,704)	—	—	(13,704)

Financing activities:
Change in intercompany advances	(46,828)	46,077	751	—	—
Cash dividends paid	(25,496)	—	—	—	(25,496)
Repurchases of common stock	(5,086)	—	—	—	(5,086)
Excess tax benefits related to share-based compensation	1,761	—	—	—	1,761
Proceeds from exercise of stock options	7,394	—	—	—	7,394
Other, net	(3,503)	(1,011)	—	—	(4,514)

Cash (used for) provided by financing activities	(71,758)	45,066	751	—	(25,941)

Discontinued operations:
Operating cash flows	—	—	(139)	—	(139)

Net cash used for discontinued operations	—	—	(139)	—	(139)

Net (decrease) increase in cash and cash equivalents	(112)	77	16	—	(19)
Cash and cash equivalents at beginning of period	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of period	$156,785	$2,393	$16	$—	$159,194

12.	Recent Accounting Pronouncements

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

13.	Subsequent Events

On July 23, 2012, we entered into a binding offer to purchase from Celesio AG, a leading international trading company and provider of logistics and services in the pharmaceutical and healthcare sector (“Celesio”), the majority of Celesio’s healthcare third-party logistics business known as the Movianto Group (“Movianto”) for cash consideration of approximately €130 million ($158 million). Movianto, a leading third party logistics provider in Europe, currently services customers globally from 23 logistics centers located in 11 European countries with approximately 1,800 teammates. The offer and related share purchase agreement contain customary representations, warranties, covenants and conditions as well as indemnification rights and obligations. Completion of the transaction is subject to customary closing conditions, including satisfaction of certain legal provisions in Europe, and is expected to close in the third quarter of 2012.

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

Results of Operations

Second quarter and first six months of 2012 compared with 2011

Financial highlights. Owens & Minor, Inc. (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare supply-chain management company. Operating earnings increased 4.2% to $53.2 million for the second quarter of 2012, from $51.0 million in the second quarter of 2011. For the first six months of 2012, operating earnings were $105.0 million, an increase of 3.0% from $102.0 million for the first six months of 2011. In the second quarter of 2012, net income increased 3.3% to $30.1 million, from $29.2 million in the second quarter of 2011. In the first six months of 2012, net income was $59.5 million, an increase of 2.7% from $57.9 million for the first six months of 2011. Net income per diluted common share was $0.48 for the second quarter of 2012, an increase from $0.46 in the comparable period of 2011. For the first six months of 2012, net income per diluted common share was $0.94, an increase from $0.91 for the first six months of 2011.

The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross margin	9.67%	10.14%	9.67%	10.03%
Selling, general and administrative expenses	6.88%	7.33%	6.95%	7.22%
Operating earnings	2.43%	2.39%	2.39%	2.40%
Net income	1.38%	1.37%	1.35%	1.36%

Net revenue. Net revenue was $2.19 billion for the second quarter of 2012, representing an increase of 2.5% from $2.13 billion for the second quarter of 2011. Net revenue increased 3.5% to $4.40 billion for the first six months of 2012 from $4.26 billion for the comparable period in 2011.

The following tables present the components of the increase in net revenue for the three- and six-month periods ended June 30, 2012 and 2011, compared with the same periods in the prior year, and presents new customer changes net of lost customer activity (“net new (lost)”). Fee-for-service revenue represents revenue from services provided to customers that are not directly related to sales of product through our traditional distribution services and includes revenue from our OM Healthcare Logistics and OMSolutionsSM businesses.

(Dollars in millions)

Increase (decrease) for the three months ended June 30,	2012 versus 2011		2011 versus 2010
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Revenue from sales of products to:
Existing customers	$57.6	2.7%	$82.1	4.1%
Net new (lost) customers	(4.0)	(0.2)%	22.0	1.1%
Fee-for-service revenue	0.4	0.0%	7.5	0.3%

Total increase in net revenues	$54.0	2.5%	$111.6	5.5%

(Dollars in millions)

Increase for the six months ended June 30,	2012 versus 2011		2011 versus 2010
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Revenue from sales of products to:
Existing customers	$113.6	2.7%	$215.9	5.4%
Net new (lost) customers	29.1	0.7%	40.2	1.0%
Fee-for-service revenue	5.4	0.1%	9.6	0.3%

Total increase in net revenues	$148.1	3.5%	$265.7	6.7%

Gross margin. Gross margin dollars decreased 2.2% to $211.4 million for the second quarter of 2012 from $216.1 million for the second quarter of 2011. Gross margin dollars decreased 0.3% to $425.8 million for the first six months of 2012 from $426.8 million for the same period of 2011.

The following tables present the components of the increase or decrease in gross margin for the three- and six-month periods ended June 30, 2012 and 2011. Gross margin primarily includes gross margin from customer contracts related to sales of product and contribution to gross margin relating to supplier incentives (“traditional distribution”), fees generated from other services, including OM Healthcare Logistics, OMSolutions and other supply-chain services that are not directly related to sales of product (“fee-for-service”) and the effect of inventory valuation and other operational components, excluding the impact of applying the last-in first-out (LIFO) method (“other”).

(Dollars in millions)

Increase (decrease) for the three months ended June 30,	2012 versus 2011		2011 versus 2010
	Gross Margin	Impact on gross margin as a percent of revenue	Gross Margin	Impact on gross margin as a percent of revenue
Gross margin components:
Traditional distribution	$(3.5)	(0.40)%	$9.8	(0.03)%
Fee-for-service	0.4	0.00%	7.5	0.33%
Provision for LIFO	0.0	0.00%	0.2	0.01%
Other	(1.5)	(0.07)%	(0.4)	(0.02)%

Total (decrease) increase in gross margin	$(4.6)	(0.47)%	$17.1	0.29%

(Dollars in millions)

Increase (decrease) for the six months ended June 30,	2012 versus 2011		2011 versus 2010
	Gross Margin	Impact on gross margin as a percent of revenue	Gross Margin	Impact on gross margin as a percent of revenue
Gross margin components:
Traditional distribution	$(4.1)	(0.40)%	$22.1	(0.07)%
Fee-for-service	5.4	0.10%	9.6	0.19%
Provision for LIFO	6.0	0.14%	(2.8)	(0.05)%
Other	(8.4)	(0.20)%	2.0	0.04%

Total (decrease) increase in gross margin	$(1.1)	(0.36)%	$30.9	0.11%

The declines in gross margin as a percentage of revenue in the first quarter and first six months of 2012 compared to the same period of 2011 primarily relate to changes in customer mix, including lower margin on new contracts with large integrated health networks and competitive pressures.

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

SG&A expenses decreased 3.86% to $150.3 million for the second quarter of 2012, compared with $156.3 million in the second quarter of 2011. SG&A expenses decreased by $4.3 million for fee-for-service operations, including lower costs for our third-party logistics business that was converting a large new customer during the second quarter of 2011. SG&A expenses unrelated to fee-for-service operations declined $1.8 million due to decreases resulting from our organizational realignment in the fourth quarter of 2011 and lower consulting and information technology outsourcing expenses, partially offset by greater warehouse and delivery expenses to support growth in business.

SG&A expenses decreased 0.5% to $305.9 million for the first six months of 2012, compared with $307.3 million for the first six months of 2011. SG&A expenses related to fee-for-service operations decreased $0.7 million due to higher expenses in the first half of 2011 to support the conversion of new third-party logistics business. SG&A expenses unrelated to fee-for-service operations also decreased $0.7 million despite an increase in revenue of $142.7 million due to lower compensation and benefit costs driven by organizational realignment, lower consulting and outsourcing fees, and a lower provision for losses on accounts and notes receivable, partially offset by greater warehouse and delivery expenses to support growth in business.

Depreciation and amortization expense. Depreciation and amortization expense increased 3.23% to $8.5 million from $8.2 million for the second quarter and was approximately $17.0 million for the first six months of 2012 and 2011. The second quarter increase is related to leasehold improvements and enhanced warehouse equipment technology, partially offset by lower amortization resulting from the expiration of noncompete agreements.

Other operating income, net. Net other operating income was $0.6 million for the second quarter of 2012 compared to net other operating expense of $0.5 million for the second quarter of 2011, including finance charge income of $1.0 million and $0.5 million, respectively. Net other operating income for the second quarter of 2012 includes $0.6 million of legal and other expenses largely related to the planned acquisition of Movianto (see Recent Developments). Net other operating expense in the second quarter of 2011 was driven by costs of $1.1 million primarily for the development of a model for partnering with new customers.

Net other operating income was $2.2 million for the first six months of 2012 compared to net other operating expense of $0.5 million for the comparable period of 2011, including finance charge income of $2.1 million and $1.4 million, respectively. Net other operating income for the first six months of 2011 includes costs of $1.7 million primarily related to our efforts to develop a model for partnering with new customers.

Operating earnings. Operating earnings for the second quarter of 2012 increased 4.2% to $53.2 million from $51.0 million for the second quarter of 2011, and increased 3.0% in the first six months of 2012 to $105.0 million compared with $102.0 million in 2011. The increases in operating earnings for the second quarter and first six months of 2012 were primarily due to cost reduction efforts as well as lower corporate development expenses incurred in the 2012 periods, partially offset by decreases in gross margin.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.5 million for the second quarter of 2012, as compared with $3.0 million for the second quarter of 2011, and $6.9 million for the first six months of 2012 as compared with $6.7 million for the first six months of 2011. The following table presents the components of our effective interest rate and average total debt for the six month periods ended June 30, 2012 and 2011.

(Dollars in millions)

Six months ended June 30,	2012	2011
Interest on senior notes	6.35%	6.35%
Commitment and other fees	0.69%	0.68%
Interest rate swaps	(1.09)%	(1.32)%
Other, net of interest income	0.54%	0.72%

Total effective interest rate	6.49%	6.43%

Average total debt	$214.0	$211.2

Income taxes. The provision for income taxes was $19.6 million and $38.7 million for the second quarter and first six months of 2012, compared to $18.9 million and $37.4 million for the comparable periods in 2011. The effective tax rate was 39.4% for the second quarter and first six months of 2012, compared to 39.3% and 39.2% for the comparable periods of 2011.

Net income. Net income increased to $30.1 million for the second quarter of 2012 compared to $29.2 million for the second quarter of 2011. Net income increased to $59.5 million for the first six months of 2012 compared to $57.9 million for the first six months of 2011. The increases are primarily due to increases in operating earnings.

Financial Condition, Liquidity and Capital Resources

Financial condition. Cash and cash equivalents increased to $225 million at June 30, 2012 from $136 million at December 31, 2011. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States or invested in high-quality, short-term liquid investments.

Accounts receivable, net of allowances, decreased 4.2% to $485 million at June 30, 2012, from $507 million at December 31, 2011. Accounts receivable days outstanding (DSO) was 19.5 days at June 30, 2012, and 20.7 days at December 31, 2011, based on three months’ sales, and has ranged from 19.9 to 20.7 days over the prior four quarters.

Merchandise inventories decreased 7.1% to $749 million at June 30, 2012, from $806 million at December 31, 2011. Average inventory turnover was 10.8 in the second quarter of 2012, based on three months’ cost of goods sold, and has ranged from 10.0 to 10.5 over the prior four quarters.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2012 and 2011:

(in millions)

Six months ended June 30,	2012	2011
Net cash provided by (used for) continuing operations:
Operating activities	$142.7	$39.8
Investing activities	(18.0)	(13.7)
Financing activities	(35.7)	(25.9)
Net cash used for discontinued operations	—	(0.2)

Increase in cash and cash equivalents	$89.0	$—

Cash provided by operating activities was $142.7 million in the first six months of 2012, compared to $39.8 million for the same period of 2011. Cash from operating activities in the first six months of 2012 was a result of operating earnings, a decrease in merchandise inventories and a decrease in DSO of 1.2 days (favorable impact on cash of approximately $29 million), partially offset by a decrease in accounts payable. Cash from operating activities in the first six months of 2011 was a result of operating earnings and an increase in accounts payable, partially offset by increases in accounts and notes receivable and merchandise inventories. We had a buildup of inventory levels during the fourth quarter of 2011 to support the conversion of large new customers. Inventories returned to normalized levels post-conversion in the first quarter of 2012.

Capital expenditures were $18.2 million in the first six months of 2012, compared to $13.7 million in the same period of 2011. Capital expenditures in 2012 primarily related to our operational efficiency initiatives, particularly initiatives relating to information technology enhancements. Capital expenditures in the first six months of 2011 primarily included warehouse equipment and technology for our distribution centers and third-party logistics facilities, as well as investments in certain customer-facing technologies.

Cash used for financing activities in the first six months of 2012 was $35.7 million, compared to $25.9 million in the first six months of 2011. During the first six months of 2012, we paid dividends of $27.9 million, repurchased 256,607 common shares under a share repurchase program for $7.5 million of cash, paid financing costs of $1.3 million related to a new credit facility, and received proceeds of $3.8 million from the exercise of stock options. During the first six months of 2011, we paid dividends of $25.5 million, repurchased 151,581 common shares under a share repurchase program for $5.1 million, and received proceeds of $7.4 million from the exercise of stock options.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. This agreement replaced an existing $350 million credit agreement set to expire on June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first six months of 2012, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at June 30, 2012, the interest rate under the new credit facility is LIBOR plus 1.375% . We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at June 30, 2012.

In the second quarter of 2012, we paid cash dividends on our outstanding common stock at the rate of $0.22 per share, which represents a 10% increase over the rate of $0.20 per share paid in the second quarter of 2011. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. During the second quarter of 2012, we repurchased approximately 131,952 shares at $3.7 million under this program. The remaining amount authorized for repurchases under this program is $26.4 million at June 30, 2012.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 12 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2012.

Recent Developments

On July 20, 2012, we entered into master lease and technology agreements with Penske Truck Leasing Co., L.P. and Penske Logistics LLC (“Penske”) to consolidate our national delivery fleet under one vendor. The master lease agreement, which is effective immediately, requires approximately $63 million of minimum lease payments over the seven-year terms of the associated lease schedules, subject to certain cost adjustments. The technology services agreement, which is effective August 1, 2012, requires approximately $5 million of payments over a 36 month term and may be terminated at any time with prior notice.

For a description of the planned Movianto acquisition, see Note 13 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2012. We expect to fund the purchase price of the Movianto transaction from cash on hand.

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

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at June 30, 2012, were approximately $485 million, and DSO at June 30, 2012, was 19.5 days, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof, of approximately $24 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the revolving credit facility at June 30, 2012. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature of our distribution services, which generally include delivery of product to specified locations, we are exposed to potential volatility in fuel prices. The price of fuel fluctuates due to market conditions generally outside of our control. Increased fuel costs may have a negative impact on our results of operations by increasing the costs we incur to deliver product, either through utilizing our own fleet or third-party carriers.

We estimate that approximately $460,000 of an increase in delivery costs for the first half of 2012 was related to increases in diesel prices. We benchmark our diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (the “Diesel Benchmark Price”) as quoted on the website of the U.S. Energy Information Administration. The Diesel Benchmark Price averaged $3.96 per gallon for six months ended June 30, 2012, representing an increase of 3.9% from $3.81 per gallon for the same period in 2011. Accordingly, on an annualized basis and based on the quantity of fuel purchased in the first half of 2012, we estimate that every 10 cents per gallon increase (decrease) in the Diesel Benchmark Price decreases (increases) our operating earnings by approximately $600,000, excluding the effect of mitigating strategies. Our strategies for helping to mitigate our exposure to changing fuel prices include the use of fuel surcharges, activity-based pricing and fixed-price contracts with suppliers.

On January 31, 2012, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated fuel usage for 2012 at an equivalent Diesel Benchmark Price of $3.90 per gallon.

Item 4.	Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Through June 30, 2012, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Through June 30, 2012, there have been no material changes in the risk factors described in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the second quarter of 2012, we repurchased in open-market transactions and retired 131,952 shares of our common stock for an aggregate of $3.7 million, or an average price per share of $28.42. The following table summarizes share repurchase activity by month during the second quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2012	5,000	$29.37	5,000	$29,978,751
May 2012	110,000	28.36	110,000	26,858,814
June 2012	16,952	28.52	16,952	26,375,628

Total	131,952		131,952

Item 6.	Exhibits

(a)	Exhibits

10.1	Form of Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc, as Borrowers, Owens & Minor, Inc and certain of its domestic subsidiaries, as Guarantors, Wells Fargo, N.A., as Administrative Agent, JP Morgan Chase, N.A., as Syndication Agent and a syndication of banks as specified on the signature pages thereof (incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: July 27, 2012	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date: July 27, 2012	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President, Controller & Interim Chief Financial Officer

Exhibits Filed with SEC

Exhibit #
10.1	Form of Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc, as Borrowers, Owens & Minor, Inc and certain of its domestic subsidiaries, as Guarantors, Wells Fargo, N.A., as Administrative Agent, JP Morgan Chase, N.A., as Syndication Agent and a syndication of banks as specified on the signature pages thereof (incorporated by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document