Form 10-Q
period 2012-09-30
OWENS & MINOR INC/VA/
filed 2012-11-02
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 26, 2012, was 63,397,422 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Net revenue	$2,179,895	$2,176,759	$6,583,221	$6,432,022
Cost of goods sold	1,951,772	1,960,077	5,929,341	5,788,499

Gross margin	228,123	216,682	653,880	643,523
Selling, general, and administrative expenses	165,320	152,825	471,179	460,119
Acquisition-related and exit and realignment charges	7,831	351	8,448	351
Depreciation and amortization	10,090	8,463	27,184	25,479
Other operating income, net	(1,781)	(3,422)	(4,643)	(2,927)

Operating earnings	46,663	58,465	151,712	160,501
Interest expense, net	3,066	3,426	9,975	10,163

Income before income taxes	43,597	55,039	141,737	150,338
Income tax provision	19,000	21,687	57,667	59,082

Net income	$24,597	$33,352	$84,070	$91,256

Net income per common share:
Basic	$0.39	$0.53	$1.33	$1.44
Diluted	$0.39	$0.53	$1.33	$1.44
Cash dividends per common share	$0.22	$0.20	$0.66	$0.60

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$24,597	$33,352	$84,070	$91,256
Other comprehensive income, net of tax:
Currency translation adjustments	1,927	—	1,927	—
Amounts recognized in net periodic benefit cost (net of income tax expense - $93 and $410 in 2012 and $85 and $256 in 2011)	146	133	642	400
Amounts recognized in interest expense, net (net of income tax benefit- $8 and $24 in 2012 and 2011)	(14)	(12)	(38)	(37)

Other comprehensive income	2,059	121	2,531	363

Comprehensive income	$26,656	$33,473	$86,601	$91,619

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$79,667	$135,938
Accounts and notes receivable, net of allowances of $16,228 and $15,622	582,994	506,758
Merchandise inventories	776,898	806,366
Other current assets	211,967	76,763

Total current assets	1,651,526	1,525,825
Property and equipment, net of accumulated depreciation of $113,137 and $102,904	176,035	108,061
Goodwill, net	285,363	248,498
Intangible assets, net	44,540	22,142
Other assets, net	64,285	42,289

Total assets	$2,221,749	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$642,123	$575,793
Accrued payroll and related liabilities	18,033	20,668
Deferred income taxes	36,982	42,296
Other current liabilities	252,131	93,608

Total current liabilities	949,269	732,365
Long-term debt, excluding current portion	214,795	212,681
Deferred income taxes	31,311	21,894
Other liabilities	66,312	60,658

Total liabilities	1,261,687	1,027,598

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,380 shares and 63,449 shares	126,762	126,900
Paid-in capital	185,695	179,052
Retained earnings	651,438	619,629
Accumulated other comprehensive loss	(4,963)	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	958,932	918,087
Noncontrolling interest	1,130	1,130

Total equity	960,062	919,217

Total liabilities and equity	$2,221,749	$1,946,815

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2012	2011
Operating activities:
Net income	$84,070	$91,256
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	27,184	25,479
Provision for LIFO reserve	5,223	11,265
Share-based compensation expense	4,844	4,335
Deferred income tax expense	1,098	908
Provision for losses on accounts and notes receivable	414	1,107
Pension contributions	—	(543)
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,886)	(36,598)
Merchandise inventories	40,078	(52,141)
Accounts payable	32,467	81,188
Net change in other assets and liabilities	(16,355)	(18,465)
Other, net	(773)	335

Cash provided by operating activities of continuing operations	170,364	108,126

Investing activities:
Acquisition, net of cash acquired	(149,910)	—
Additions to computer software and intangible assets	(19,934)	(8,035)
Additions to property and equipment	(7,890)	(16,846)
Proceeds from sale of property and equipment	3,237	46

Cash used for investing activities of continuing operations	(174,497)	(24,835)

Financing activities:
Cash dividends paid	(41,791)	(38,156)
Repurchases of common stock	(11,250)	(16,124)
Financing costs paid	(1,303)	—
Proceeds from termination of interest rate swap	—	4,005
Excess tax benefits related to share-based compensation	1,223	1,977
Proceeds from exercise of stock options	4,114	7,937
Other, net	(4,444)	(5,127)

Cash used for financing activities of continuing operations	(53,451)	(45,488)

Discontinued operations:
Operating cash flows	—	(164)

Net cash used for discontinued operations	—	(164)
Effect of exchange rate changes on cash and cash equivalents	1,313	—

Net (decrease) increase in cash and cash equivalents	(56,271)	37,639
Cash and cash equivalents at beginning of period	135,938	159,213

Cash and cash equivalents at end of period	$79,667	$196,852

Supplemental disclosure of cash flow information:
Income taxes paid, net	$50,114	$53,356
Interest paid	$7,549	$7,220

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$—	$857,518
Net income				91,256			91,256
Other comprehensive income					363		363

Comprehensive income							91,619

Dividends declared ($0.60 per share)				(38,156)			(38,156)
Shares repurchased and retired	(524)	(1,048)		(15,076)			(16,124)
Share-based compensation expense, exercises and other	515	1,029	11,093				12,122

Balance September 30, 2011	63,424	$126,848	$176,540	$608,344	$(4,753)	$—	$906,979

Balance December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				84,070			84,070
Other comprehensive income					2,531		2,531

Comprehensive income							86,601

Dividends declared ($0.66 per share)				(41,791)			(41,791)
Shares repurchased and retired	(390)	(780)		(10,470)			(11,250)
Share-based compensation expense, exercises and other	321	642	6,643				7,285

Balance September 30, 2012	63,380	$126,762	$185,695	$651,438	$(4,963)	$1,130	$960,062

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

2.	Acquisition

On August 31, 2012, we acquired from Celesio AG (Celesio) all of the voting interests of certain subsidiaries comprising the majority of Celesio’s healthcare third-party logistics business known as the Movianto Group (the acquired portion is referred to herein as Movianto) for consideration of approximately $157 million (€125 million), net of cash acquired and including debt assumed of $2.1 million (primarily capitalized lease obligations) and a remaining working capital adjustment due of $5.3 million. As a result of the acquisition of Movianto, we have entered into third-party logistics for the pharmaceutical and medical device industries in the European market with an existing platform that also expands our ability to serve our U.S.-based customers globally.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The purchase price exceeded the preliminary fair value of the net tangible and identifiable intangible assets by $36 million, which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date.

Recognized as of August 31, 2012
Assets acquired:
Current assets	$219,810
Property and equipment	72,778
Goodwill	35,990
Intangible assets	24,278
Other noncurrent assets	12,109

Total assets	364,965
Liabilities assumed:
Current liabilities	197,742
Noncurrent liabilities	9,915

Total liabilities	207,657

Fair value of net assets acquired, net of cash	$157,308

We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 6 years.

Goodwill of $36.0 million arising from the acquisition consists largely of expected opportunities to provide additional services to existing manufacturer customers and to expand our third-party logistics services globally. All of the goodwill was assigned to our International segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The allocation of the purchase price to the fair value of identifiable assets and liabilities acquired is preliminary pending receipt of final valuations.

Pro forma results of operations for this acquisition have not been presented because the effects of revenue and net income were not material to our historic consolidated financial statements.

We present costs incurred in connection with acquisitions in acquisition-related and exit and realignment charges in our consolidated statements of income. Acquisition-related costs consist primarily of transaction costs and integration costs. Transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as due diligence activities. Integration costs relate to activities needed to combine the operations of an acquired enterprise into our operations. We recognized acquisition-related expenses of $7.8 million and $8.4 million for the three and nine months ended September 30, 2012. Acquisition-related expenses includes transaction costs of $7.1 million and $7.7 million, respectively, and post-acquisition integration costs of $0.7 million for the three and nine month periods.

3.	Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 8 for the fair value of long-term debt.

Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). Property held for sale of $1.1 million at September 30, 2012, and $4.2 million at December 31, 2011, is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing of sale is dependent on local market conditions.

4.	Financing Receivables

As a result of the Movianto acquisition we have an order-to-cash program under which we invoice manufacturer’s customers and remit collected amounts to the manufacturers. We had receivables for which we retain credit risk under this program (referred to as financing receivables) of $124.7 million and related amounts due (referred to as financing payables) of $118.4 million, included in other current assets and other current liabilities, respectively, in the consolidated balance sheet at September 30, 2012. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer.

5.	Intangible Assets

Intangible assets at September 30, 2012, and December 31, 2011, are as follows:

	Customer Relationships	Other Intangibles	Total
At September 30, 2012:
Gross intangible assets	$50,558	$10,122	$60,680
Accumulated amortization	(11,403)	(4,737)	(16,140)

Net intangible assets	$39,155	$5,385	$44,540

At December 31, 2011:
Gross intangible assets	$31,622	$4,720	$36,342
Accumulated amortization	(9,569)	(4,631)	(14,200)

Net intangible assets	$22,053	$89	$22,142

Gross intangible assets increased $24.3 million from December 31, 2011 as a result of the Movianto acquisition.

Amortization expense for intangible assets was $0.8 million for the three-month periods ended September 30, 2012 and 2011, and $1.9 million and $2.4 million for the nine months ended September 30, 2012 and 2011.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $1.4 million for the remainder of 2012, $5.2 million for 2013, and $4.6 million annually for 2014 through 2017.

6.	Exit and Realignment Costs

The following table summarizes the activity related to exit cost accruals for the nine months ended September 30, 2012:

Nine months ended September 30, 2012	Lease Obligations	Severance and Other	Total
Accrued exit costs, beginning of period	$8,264	$1,831	$10,095
Interest accretion	211	—	211
Cash payments, net of sublease income	(1,160)	(1,788)	(2,948)

Accrued exit costs, end of period	$7,315	$43	$7,358

We present charges for exit costs in acquisition-related and exit and realignment charges in our consolidated statements of income. There were no charges for exit costs for the nine months ended September 30, 2012 and 2011. Accrued exit costs at September 30, 2012 relate to exit activities and organizational realignment initiated during the fourth quarter of 2011.

7.	Retirement Plan

We have a domestic noncontributory, unfunded retirement plan for certain officers and other key employees. We also sponsor defined benefit plans in some of the European countries in which we operate. In February 2012, our Board of Directors amended the domestic retirement plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012. As a result, we recognized a curtailment loss of $0.2 million for the nine months ended September 30, 2012. The reduction of the projected benefit obligation as a result of the amendment was less than $1 million.

The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and nine months ended September 30, 2012 and 2011, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$4	$326	$134	$977
Interest cost	410	451	1,218	1,353
Amortization of prior service cost	—	73	—	219
Recognized net actuarial loss	239	145	733	437
Curtailment loss	—	—	234	—

Net periodic benefit cost	$653	$995	$2,319	$2,986

8.	Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of September 30, 2012 and December 31, 2011, the estimated fair value of the Senior Notes was $220.8 million and $217.0 million, and the related carrying amount was $206.2 million and $207.5 million. The estimated fair value interest rate used to compute the fair value of the Senior Notes at September 30, 2012 was 3.22%.

On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. This agreement replaced an existing $350 million credit agreement set to expire June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.

We assumed debt (primarily capitalized lease obligations) of approximately $2.1 million with the acquisition of Movianto.

9.	Income Taxes

The provision for income taxes was $19.0 million and $57.7 million for the three and nine months ended September 30, 2012, compared to $21.7 million and $59.1 million for the same periods in 2011. The effective tax rate was 43.6% and 40.7% for the three and nine months ended September 30, 2012, compared to 39.4% and 39.3% for the same periods in 2011. The increases in the effective tax rate for the 2012 periods are related to non-deductible acquisition-related costs of $4.7 million incurred in the third quarter of 2012. The effective tax rate excluding acquisition-related costs was 39.4% for the three months and first nine months of 2012, which included a benefit to the rate of 0.7% in the third quarter primarily for the recognition of tax benefits due to the expiration of the statute of limitations for the 2008 U.S. federal income tax return, offset by the effect of valuation allowances recognized on potential income tax benefits from losses in certain foreign tax jurisdictions. A similar impact for both items exists for the year-to-date effective tax rate.

10.	Net Income per Common Share

The following table summarizes the calculation of net income per share attributable to common shareholders for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income	$24,597	$33,352	$84,070	$91,256
Less: income allocated to unvested restricted shares	(153)	(252)	(574)	(856)

Net income attributable to common shareholders—basic	24,444	33,100	83,496	90,400
Add: undistributed income attributable to unvested restricted shares—basic	53	136	229	397
Less: undistributed income attributable to unvested restricted shares—diluted	(53)	(135)	(228)	(396)

Net income attributable to common shareholders—diluted	$24,444	$33,101	$83,497	$90,401

Denominator:
Weighted average shares outstanding—basic	62,763	62,802	62,806	62,801
Dilutive shares—stock options	78	145	84	183

Weighted average shares outstanding—diluted	62,841	62,947	62,890	62,984

Net income per share attributable to common shareholders:
Basic	$0.39	$0.53	$1.33	$1.44
Diluted	$0.39	$0.53	$1.33	$1.44

11.	Shareholders’ Equity

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the nine months ended September 30, 2012, we repurchased in open-market transactions and retired approximately 390 thousand shares of our common stock for an aggregate of $11.3 million, or an average price per share of $28.84. As of September 30, 2012, we have approximately $22.6 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

12.	Foreign Currency Translation

Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive loss in shareholders’ equity. Realized gains and losses from currency exchange transactions are recorded in other operating income, net in the consolidated statements of operations and were not material to our consolidated results of operations for the three- and nine-month periods ended September 30, 2012.

13.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $3.6 million as of September 30, 2012. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2012 - $0.5 million; 2013 - $2.5 million; 2014 - $0.4 million; and 2015 - $0.2 million. None of these contingent obligations were accrued at September 30, 2012, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of September 30, 2012, $1.5 million of deferred revenue related to outstanding contractual performance targets is included in other current liabilities.

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

In connection with the acquisition of Movianto, our commitments under operating leases increased by $12.7 million, due as follows: remainder of 2012 - $1.2 million; 2013 - $3.9 million; 2014 - $3.2 million; 2015 - $2.0 million; 2016 - $1.7 million; and 2017 - $0.7 million.

Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

14.	Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. As a result of the August 31, 2012 acquisition of Movianto, we will now report Movianto as a separate International business segment. Prior to the acquisition, we had one reportable business segment, which now comprises the Domestic business segment. Accordingly, the Domestic business segment includes traditional distribution, OM HealthCare Logistics, and other supply-chain management services, such as OM SolutionsSM, which provide solutions to healthcare providers and suppliers of medical and surgical products in the United States.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net revenue:
Domestic	$2,130,226	$2,176,759	$6,533,552	$6,432,022
International	49,669	—	49,669	—

Consolidated net revenue	$2,179,895	$2,176,759	$6,583,221	$6,432,022

Operating earnings (loss):
Domestic	$55,120	$58,816	$160,786	$160,852
International	(626)	—	(626)	—
Acquisition-related and exit and realignment charges	(7,831)	(351)	(8,448)	(351)

Consolidated operating earnings	$46,663	$58,465	$151,712	$160,501

Depreciation and amortization:
Domestic	$8,801	$8,463	$25,895	$25,479
International	1,289	—	1,289	—

Consolidated depreciation and amortization	$10,090	$8,463	$27,184	$25,479

Capital expenditures:
Domestic	$8,929	$11,133	$27,086	$24,881
International	738	—	738	—

Consolidated capital expenditures	$9,667	$11,133	$27,824	$24,881

	September 30, 2012	December 31, 2011
Total assets:
Domestic	$1,732,460	$1,810,877
International	409,622	—

Segment assets	2,142,082	1,810,877
Cash and cash equivalents	79,667	135,938

Consolidated total assets	$2,221,749	$1,946,815

15.	Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc. (O&M), on a combined basis; the guarantors of O&M’s Senior Notes; and the subsidiaries of O&M that are not guarantors of the Senior Notes (Non-guarantor subsidiaries). Separate financial statements of the guarantor subsidiaries are not presented because the guarantors are jointly, severally and unconditionally liable under the guarantees and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

For the three months ended September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,130,226	$59,200	$(9,531)	$2,179,895
Cost of goods sold	—	1,921,975	39,074	(9,277)	1,951,772

Gross margin	—	208,251	20,126	(254)	228,123
Selling, general and administrative expenses	23	144,882	20,415	—	165,320
Acquisition-related and exit and realignment charges	—	104	7,727	—	7,831
Depreciation and amortization	—	8,783	1,307	—	10,090
Other operating income, net	—	(1,396)	(385)	—	(1,781)

Operating (loss) earnings	(23)	55,878	(8,938)	(254)	46,663
Interest expense (income), net	3,951	(866)	(19)	—	3,066

(Loss) income before income taxes	(3,974)	56,744	(8,919)	(254)	43,597
Income tax (benefit) provision	(1,634)	23,411	(2,777)	—	19,000
Equity in earnings of subsidiaries	26,937	—	—	(26,937)	—

Net income (loss)	24,597	33,333	(6,142)	(27,191)	24,597
Other comprehensive income	2,059	146	1,926	(2,072)	2,059

Comprehensive income (loss)	$26,656	$33,479	$(4,216)	$(29,263)	$26,656

For the three months ended September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,176,759	$—	$—	$2,176,759
Cost of goods sold	—	1,960,077	—	—	1,960,077

Gross margin	—	216,682	—	—	216,682
Selling, general and administrative expenses	(574)	153,319	80	—	152,825
Acquisition-related and exit and realignment charges	—	351	—	—	351
Depreciation and amortization	—	8,463	—	—	8,463
Other operating expense, net	—	(3,422)	—	—	(3,422)

Operating (loss) earnings	574	57,971	(80)	—	58,465
Interest expense, net	2,249	1,155	22	—	3,426

(Loss) income before income taxes	(1,675)	56,816	(102)	—	55,039
Income tax (benefit) provision	(662)	22,389	(40)	—	21,687
Equity in earnings of subsidiaries	34,365	—	—	(34,365)	—

Net income (loss)	33,352	34,427	(62)	(34,365)	33,352
Other comprehensive income (loss)	121	133	—	(133)	121

Comprehensive income	$33,473	$34,560	$(62)	$(34,498)	$33,473

Condensed Consolidating Financial Information

For the nine months ended September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,533,552	$65,918	$(16,249)	$6,583,221
Cost of goods sold	—	5,899,666	45,393	(15,718)	5,929,341

Gross margin	—	633,886	20,525	(531)	653,880
Selling, general and administrative expenses	678	449,092	21,409	—	471,179
Acquisition-related and exit and realignment charges	—	721	7,727	—	8,448
Depreciation and amortization	—	25,842	1,342	—	27,184
Other operating income, net	—	(4,123)	(520)	—	(4,643)

Operating (loss) earnings	(678)	162,354	(9,433)	(531)	151,712
Interest expense (income), net	11,518	(1,573)	30	—	9,975

(Loss) income before income taxes	(12,196)	163,927	(9,463)	(531)	141,737
Income tax (benefit) provision	(4,872)	65,514	(2,975)	—	57,667
Equity in earnings of subsidiaries	91,394	—	—	(91,394)	—

Net income (loss)	84,070	98,413	(6,488)	(91,925)	84,070
Other comprehensive income	2,531	642	1,926	(2,568)	2,531

Comprehensive income (loss)	$86,601	$99,055	$(4,562)	$(94,493)	$86,601

For the nine months ended September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,431,896	$126	$—	$6,432,022
Cost of goods sold	—	5,788,483	16	—	5,788,499

Gross margin	—	643,413	110	—	643,523
Selling, general and administrative expenses	280	459,505	334	—	460,119
Acquisition-related and exit and realignment charges	—	351	—	—	351
Depreciation and amortization	—	25,479	—	—	25,479
Other operating expense, net	148	(3,067)	(8)	—	(2,927)

Operating (loss) earnings	(428)	161,145	(216)	—	160,501
Interest expense, net	7,010	3,097	56	—	10,163

(Loss) income before income taxes	(7,438)	158,048	(272)	—	150,338
Income tax (benefit) provision	(2,923)	62,112	(107)	—	59,082
Equity in earnings of subsidiaries	95,771	—	—	(95,771)	—

Net income (loss)	91,256	95,936	(165)	(95,771)	91,256
Other comprehensive income	363	400	—	(400)	363

Comprehensive income (loss)	$91,619	$96,336	$(165)	$(96,171)	$91,619

Condensed Consolidating Financial Information

September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$29,538	$14,744	$35,385	$—	$79,667
Accounts and notes receivable, net	—	491,008	94,602	(2,616)	582,994
Merchandise inventories	—	750,958	26,470	(530)	776,898
Other current assets	244	66,546	145,182	(5)	211,967

Total current assets	29,782	1,323,256	301,639	(3,151)	1,651,526
Property and equipment, net	—	102,508	73,527	—	176,035
Goodwill, net	—	247,271	38,092	—	285,363
Intangible assets, net	—	20,496	24,044	—	44,540
Due from O&M and subsidiaries	—	244,094	40,730	(284,824)	—
Advances to and investments in consolidated subsidiaries	1,430,878	—	—	(1,430,878)	—
Other assets, net	641	49,974	13,670	—	64,285

Total assets	$1,461,301	$1,987,599	$491,702	$(1,718,853)	$2,221,749

Liabilities and equity
Current liabilities
Accounts payable	$1,575	$562,268	$80,901	$(2,621)	$642,123
Accrued payroll and related liabilities	—	11,801	6,232	—	18,033
Deferred income taxes	—	36,982	—	—	36,982
Other current liabilities	9,785	83,338	159,008	—	252,131

Total current liabilities	11,360	694,389	246,141	(2,621)	949,269
Long-term debt, excluding current portion	206,185	6,349	2,261	—	214,795
Due to O&M and subsidiaries	284,824	—	—	(284,824)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	28,693	2,618	—	31,311
Other liabilities	—	58,855	7,457	—	66,312

Total liabilities	502,369	927,176	258,477	(426,335)	1,261,687

Equity
Common stock	126,762	—	1,500	(1,500)	126,762
Paid-in capital	185,695	242,024	258,635	(500,659)	185,695
Retained earnings (deficit)	651,438	825,464	(29,967)	(795,497)	651,438
Accumulated other comprehensive loss	(4,963)	(7,065)	1,927	5,138	(4,963)

Total Owens & Minor, Inc. shareholders’ equity	958,932	1,060,423	232,095	(1,292,518)	958,932
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	958,932	1,060,423	233,225	(1,292,518)	960,062

Total liabilities and equity	$1,461,301	$1,987,599	$491,702	$(1,718,853)	$2,221,749

Condensed Consolidating Financial Information

December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$120,010	$14,809	$1,119	—	$135,938
Accounts and notes receivable, net	—	506,633	125	—	506,758
Merchandise inventories	—	806,281	85	—	806,366
Other current assets	139	76,696	35	(107)	76,763

Total current assets	120,149	1,404,419	1,364	(107)	1,525,825
Property and equipment, net	—	107,878	183	—	108,061
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	22,142	—	—	22,142
Due from O&M and subsidiaries	—	—	40,888	(40,888)	—
Advances to and investments in consolidated subsidiaries	1,142,592	—	—	(1,142,592)	—
Other assets, net	779	41,373	137	—	42,289

Total assets	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$113,100	$462,604	$89	$—	$575,793
Accrued payroll and related liabilities	—	20,653	15	—	20,668
Deferred income taxes	—	42,296	—	—	42,296
Other current liabilities	6,505	86,980	230	(107)	93,608

Total current liabilities	119,605	612,533	334	(107)	732,365
Long-term debt, excluding current portion	207,480	5,201	—	—	212,681
Due to O&M and subsidiaries	18,348	22,540	—	(40,888)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	21,894	—	—	21,894
Other liabilities	—	60,658	—	—	60,658

Total liabilities	345,433	861,716	334	(179,885)	1,027,598

Equity
Common stock	126,900	—	1,500	(1,500)	126,900
Paid-in capital	179,052	242,024	64,314	(306,338)	179,052
Retained earnings (deficit)	619,629	727,050	(23,479)	(703,571)	619,629
Accumulated other comprehensive loss	(7,494)	(7,707)	—	7,707	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	918,087	961,367	42,335	(1,003,702)	918,087
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	918,087	961,367	43,465	(1,003,702)	919,217

Total liabilities and equity	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Condensed Consolidating Financial Information

Nine months ended September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$84,070	$98,413	$(6,488)	$(91,925)	$84,070
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(91,394)	—	—	91,394	—
Depreciation and amortization	—	25,842	1,342	—	27,184
Provision for LIFO reserve	—	5,223	—	—	5,223
Share-based compensation expense	—	4,844	—	—	4,844
Deferred income tax expense	—	1,098	—	—	1,098
Provision for losses on accounts and notes receivable	—	311	103	—	414
Changes in operating assets and liabilities:
Accounts and notes receivable	—	15,314	(25,817)	2,617	(7,886)
Merchandise inventories	—	50,100	(10,552)	530	40,078
Accounts payable	(111,525)	99,664	46,949	(2,621)	32,467
Net change in other assets and liabilities	3,070	(3,214)	(16,216)	5	(16,355)
Other, net	(1,270)	712	(215)	—	(773)

Cash provided by (used for) operating activities	(117,049)	298,307	(10,894)	—	170,364

Investing activities:
Acquisition, net of cash acquired			(149,910)		(149,910)
Additions to computer software and intangible assets	—	(18,911)	(1,023)	—	(19,934)
Additions to property and equipment	—	(8,159)	269	—	(7,890)
Proceeds from the sale of property and equipment	—	3,237	—	—	3,237

Cash used for investing activities	—	(23,833)	(150,664)	—	(174,497)

Financing activities:
Change in intercompany advances	77,168	(271,650)	194,482	—	—
Cash dividends paid	(41,791)	—	—	—	(41,791)
Repurchases of common stock	(11,250)	—	—	—	(11,250)
Financing costs paid	—	(1,303)		—	(1,303)
Excess tax benefits related to share-based compensation	1,223	—	—	—	1,223
Proceeds from exercise of stock options	4,114	—	—	—	4,114
Other, net	(2,887)	(1,586)	29	—	(4,444)

Cash provided by (used for) financing activities	26,577	(274,539)	194,511	—	(53,451)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,313	—	1,313

Net (decrease) increase in cash and cash equivalents	(90,472)	(65)	34,266	—	(56,271)
Cash and cash equivalents at beginning of period	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of period	$29,538	$14,744	$35,385	$—	$79,667

Condensed Consolidating Financial Information

Nine months ended September 30, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$91,256	$95,936	$(165)	$(95,771)	$91,256
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(95,771)	—	—	95,771	—
Depreciation and amortization	—	25,479	—	—	25,479
Provision for LIFO reserve	—	11,265	—	—	11,265
Share-based compensation expense	—	4,335	—	—	4,335
Deferred income tax expense	—	908	—	—	908
Provision for losses on accounts and notes receivable	—	1,107	—	—	1,107
Pension contributions	—	(543)	—	—	(543)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(36,911)	—	—	(36,598)
Merchandise inventories	—	(52,141)	—	—	(52,141)
Accounts payable	—	81,187	1	—	81,188
Net change in other assets and liabilities	2,882	(21,286)	(61)	—	(18,465)
Other, net	70	265	—	—	335

Cash provided by (used for) operating activities	(1,250)	109,601	(225)	—	108,126

Investing activities:
Additions to computer software and intangible assets	—	(8,035)	—	—	(8,035)
Additions to property and equipment	—	(16,846)	—	—	(16,846)
Proceeds from the sale of property and equipment	—	46	—	—	46

Cash used for investing activities	—	(24,835)	—	—	(24,835)

Financing activities:
Change in intercompany advances	78,610	(79,015)	405	—	—
Cash dividends paid	(38,156)	—	—	—	(38,156)
Repurchases of common stock	(16,124)	—	—	—	(16,124)
Proceeds from termination of interest rate swap	4,005	—	—	—	4,005
Excess tax benefits related to share-based compensation	1,977	—	—	—	1,977
Proceeds from exercise of stock options	7,937	—	—	—	7,937
Other, net	(3,563)	(1,564)	—	—	(5,127)

Cash provided by (used for) financing activities	34,686	(80,579)	405	—	(45,488)

Discontinued operations:
Operating cash flows	—	—	(164)	—	(164)

Net cash used for discontinued operations	—	—	(164)	—	(164)

Net increase (decrease) in cash and cash equivalents	33,436	4,187	16	—	37,639
Cash and cash equivalents at beginning of period	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of period	$190,333	$6,503	$16	$—	$196,852

16.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2011, except as discussed below.

In the first quarter of 2012, we adopted an Accounting Standard Update (ASU) issued by the Financial Accounting Standards Board (FASB) for fair value measurement. This update amends and clarifies certain measurement principles and disclosure requirements for fair value measurement. The adoption of this guidance did not have an impact on our financial position or results of operations.

In the first quarter of 2012, we adopted an ASU regarding the presentation of comprehensive income. This update requires entities to report comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The adoption of this guidance did not have an impact on our financial position or results of operations.

In the first quarter of 2012, we adopted an ASU for the testing of goodwill. This update allows entities the option to first assess qualitative factors as a basis for determining whether it is necessary to perform the two-step impairment test for goodwill. The adoption of this guidance did not have an impact on our financial position or results of operations.

In the third quarter of 2012, we adopted an ASU for the testing of long-lived assets. This update allows entities the option to first assess qualitative factors as a basis for determining whether it is necessary to perform the quantitative test. The adoption of this guidance did not have an impact on our financial position or results of operations.

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

Overview

Third quarter and first nine months of 2012 compared with 2011

Acquisition. Owens & Minor, Inc. (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare supply-chain management company. As a result of the August 31, 2012 acquisition of Movianto, we will now report Movianto as a separate International business segment. Prior to the acquisition, we had one reportable business segment, which now comprises the Domestic business segment. Accordingly, the Domestic business segment includes traditional distribution, OM HealthCare Logistics, and other supply-chain management services, such as OM SolutionsSM, which provide solutions to healthcare providers and suppliers of medical and surgical products in the United States. Segment information for revenues, operating earnings, depreciation and amortization, capital expenditures and total assets are provided in Note 14 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Financial Highlights. The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

	Three Months Ended		Nine Months Ended
(Dollars in thousands except EPS data)	September 30,		September 30,
	2012	2011	2012	2011
Operating earnings, as reported (GAAP)	$46,663	$58,465	$151,712	$160,501
Acquisition-related and exit and realignment charges	7,831	351	8,448	351

Operating earnings, adjusted (Non-GAAP) (Adjusted Operated Earnings)	$54,494	$58,816	$160,160	$160,852
Adjusted Operating Earnings as a percent of revenue (Non-GAAP)	2.50%	2.70%	2.43%	2.50%
Net income, as reported (GAAP)	$24,597	$33,352	$84,070	$91,256
Acquisition-related and exit and realignment charges, after-tax	6,588	213	6,963	213

Net income, adjusted (Non-GAAP) (Adjusted Net Income)	$31,185	$33,565	$91,033	$91,469
Net income per diluted common share, as reported (GAAP)	$0.39	$0.53	$1.33	$1.44
Acquisition-related and exit and realignment charges	0.10	—	0.11	—

Net income per diluted common share, adjusted (Non-GAAP) (Adjusted EPS)	$0.49	$0.53	$1.44	$1.44

Use of Non-GAAP Measures

Our management’s discussion and analysis contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). In general, the measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. Management uses these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.

Management provides these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on its financial and operating results and in comparing our performance to that of our competitors. However, the non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

There were no exit and realignment expenses in the first nine months of 2012 or 2011. Acquisition-related expenses are associated with Movianto in 2012 and with the establishment of our joint venture in China in 2011. During the third quarter and first nine months of 2012 and 2011, the difference between our GAAP and Non-GAAP measures were related entirely to acquisition-related costs. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment expenses.

Adjusted EPS (Non-GAAP) declined by four cents in the third quarter of 2012 compared with the third quarter of last year due to a decrease in Adjusted Operating Earnings (Non-GAAP) of $4.3 million or 7.3%. The decrease in Adjusted Operating Earnings (Non-GAAP) for this period was primarily due to lower Domestic segment revenues and gross margin (Domestic gross margin declined by $8.2 million) and an operating loss of $0.6 million for the International segment, partially offset by lower Domestic segment SG&A expenses of $6.6 million. In addition, the third quarter of 2011 included income of $2.2 million relating to an anti-trust lawsuit that did not exist in 2012.

Adjusted EPS (Non-GAAP) for the first nine months of this year was flat compared with the same period last year. Adjusted Operating Earnings (Non-GAAP) for the first nine months of 2012 declined slightly ($0.7 million or 0.4%) compared to last year as lower Domestic segment gross margin of $9.2 million was partially offset by lower Domestic SG&A expenses of $8.1 million. Also contributing to the change between these periods was higher other operating income of $1.7 million in 2012 partially offset by the International segment operating loss of $0.6 million and higher Domestic depreciation and amortization in 2012 of $0.4 million.

The following table presents our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross margin	10.46%	9.95%	9.93%	10.00%
Selling, general and administrative expenses	7.58%	7.02%	7.16%	7.15%
Adjusted Operating Earnings (Non-GAAP)	2.50%	2.70%	2.43%	2.50%

Results of Operations

Net revenue. Net revenue was $2.18 billion for the third quarter of 2012 and 2011. Net revenue increased 2.4% to $6.58 billion for the first nine months of 2012 from $6.43 billion for the comparable period in 2011.

The following tables present the components of the increase in net revenue for the three- and nine-month periods ended September 30, 2012 and 2011, compared with the same periods in the prior year, and present Domestic segment new customer changes net of lost customer activity (“net new (lost)”). Domestic segment fee-for-service revenue represents revenue from services provided to customers in the U.S. that are not directly related to sales of product through our traditional distribution services and includes revenue from our OM Healthcare Logistics and OM SolutionsSM businesses.

(Dollars in millions)
Increase (decrease) for the three months ended September 30,	2012 versus 2011		2011 versus 2010
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Domestic segment:
Revenue from sales of products to:
Existing customers	$(29.5)	(1.4)%	$89.0	4.3%
Net new (lost) customers	(13.7)	(0.6)%	13.6	0.7%
Fee-for-service revenue	(3.3)	(0.2)%	10.3	0.5%

Domestic segment	(46.5)	(2.2)%	112.9	5.5%
International segment	49.7	2.3%	—	—

Consolidated	$3.2	0.1%	$112.9	5.5%

(Dollars in millions)
Increase (decrease) for the nine months ended September 30,	2012 versus 2011		2011 versus 2010
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Domestic segment:
Revenue from sales of products to:
Existing customers	$84.1	1.3%	$305.5	5.1%
Net new (lost) customers	15.3	0.2%	53.3	0.9%
Fee-for-service revenue	2.1	0.1%	19.8	0.3%

Domestic segment	101.5	1.6%	378.6	6.3%
International segment	49.7	0.8%	—	—

Consolidated	$151.2	2.4%	$378.6	6.3%

In the third quarter of 2012, Domestic segment revenues were $2.13 billion, a decrease of $46.5 million compared to the same quarter of 2011. The decline resulted from a combination of factors, including: one less sales day in the quarter, lower comparative utilization of healthcare services coupled with reduced product price inflation, and a lower level of government purchasing, as well as ongoing rationalization of the company’s supplier base. The decline in the existing Domestic segment sales growth rate for the first nine months was primarily due to the same factors.

The International segment net revenue represents the net revenue of Movianto for one month since its acquisition on August 31, 2012.

Gross margin. The following tables present gross margin information by segment for the three- and nine-month periods ended September 30, 2012 and 2011.

(Dollars in millions)
Gross margin	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Domestic segment	$208.5	$216.7	$634.3	$643.5
International segment	19.6	—	19.6	—

Consolidated gross margin	$228.1	$216.7	$653.9	$643.5

Gross margin by segment as a percentage of related revenue	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Domestic segment	9.79%	9.95%	9.71%	10.00%
International segment	39.39%	—	39.39%	—
Consolidated gross margin as percentage of revenue	10.46%	9.95%	9.93%	10.00%

The following tables present the components of the increase or decrease in consolidated gross margin for the three- and nine-month periods ended September 30, 2012 and 2011. Domestic segment gross margin includes gross margin from customer contracts related to sales of product and contribution to gross margin relating to supplier incentives (traditional distribution), fees generated from other services, including OM Healthcare Logistics, OM Solutions and other supply-chain services that are not directly related to sales of product (fee-for-service) and the effect of inventory valuation and other operational components, excluding the impact of applying the last-in first-out (LIFO) method (other).

(Dollars in millions)
Increase (decrease) for the three months ended September 30,	2012 versus 2011		2011 versus 2010
	Gross Margin	Impact on gross margin as a percent of revenue	Gross Margin	Impact on gross margin as a percent of revenue
Domestic segment:
Traditional distribution	$(5.5)	(0.06)%	$4.9	(0.20)%
Fee-for-service	(3.3)	(0.14)%	10.3	0.43%
Provision for LIFO	—	—	—	—
Other	0.6	0.04%	(2.5)	(0.16)%

Domestic segment	(8.2)	(0.16)%	12.7	0.07%
International segment	19.6	0.67%	—	—

Consolidated	$11.4	0.51%	$12.7	0.07%

(Dollars in millions)
Increase (decrease) for the nine months ended September 30,	2012 versus 2011		2011 versus 2010
	Gross Margin	Impact on gross margin as a percent of revenue	Gross Margin	Impact on gross margin as a percent of revenue
Domestic segment:
Traditional distribution	$(9.4)	(0.26)%	$26.7	(0.10)%
Fee-for-service	2.1	0.03%	19.8	0.28%
Provision for LIFO	6.0	0.09%	(2.8)	(0.04)%
Other	(7.9)	(0.15)%	(0.1)	(0.04)%

Domestic segment	(9.2)	(0.29)%	43.6	0.10%
International segment	19.6	0.22%	—	—

Consolidated	$10.4	(0.07)%	$43.6	0.10%

The decline in Domestic gross margin in the third quarter of 2012 versus last year is primarily due to lower sales resulting in $4.0 million of the $5.5 million decline for traditional distribution. Lower fee-for-service revenue also contributed to the lower gross margin for the quarter, including OM Healthcare Logistics which had higher fees last year from higher costs incurred to convert a large new customer.

The decline in Domestic gross margin for the first nine months of 2012 versus last year is primarily due to lower percentage margins driven by changes in customer mix, including lower margin on new contracts with large integrated health networks and competitive pressures representing 26 basis points of the decline. The decline in gross margin dollars resulting from these new contracts was partially offset by an increase in gross margin of $9.3 million from increased sales for the year-to-date period.

The International segment gross margin represents the gross margin for Movianto for one month since its acquisition on August 31, 2012, which resulted in a contribution to consolidated gross margin as a percentage of net revenue of 67 basis points in the third quarter and 22 basis points for the first nine months of 2012 compared with 2011.

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

The following table presents SG&A expenses by segment for the three- and nine-month periods ended September 30, 2012 and 2011.

(Dollars in millions)
SG&A expenses	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Domestic segment	$146.1	$152.8	$452.0	$460.1
International segment	19.2	—	19.2	—

Consolidated selling, general, and administrative expenses	$165.3	$152.8	$471.2	$460.1

SG&A by segment as a percentage of related revenue	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Domestic segment	6.86%	7.02%	6.92%	7.15%
International segment	38.56%	—	38.56%	—
Consolidated SG&A as a percentage of revenue	7.58%	7.02%	7.16%	7.15%

The International segment represents SG&A expenses of Movianto for one month since its acquisition on August 31, 2012.

The decrease in Domestic segment SG&A expenses of $6.6 million or 4.3% for the third quarter of 2012 compared to the third quarter of 2011 is primarily due to decreases of $4.5 million for fee-for-service operations, including lower costs for our third-party logistics business that was converting a large new customer during the second and third quarters of 2011. SG&A expenses unrelated to fee-for-service operations decreased by $2.1 million due mainly to lower incentive compensation and benefit costs and lower expenses resulting from our organizational realignment in the fourth quarter of 2011.

The decrease in Domestic segment SG&A expenses of $8.1 million or 1.8% for the first nine months of 2012 compared to the same period in 2011 is primarily due to decreases of $5.3 million related to fee-for service operations and a decline of $2.8 million in other SG&A expenses. The reason for the decline in Domestic SG&A expenses in these areas for the first nine months is primarily the same as the third quarter described above.

Depreciation and amortization expense. Depreciation and amortization expense increased to $10.1 million from $8.5 million for the third quarter and to $27.2 million from $25.5 million for the first nine months of 2012 compared with the same periods of 2011. The increase is primarily related to the Movianto acquisition, which resulted in additional depreciation and amortization expense of $1.3 million.

Other operating income, net. Other operating income, net, was $1.8 million for the third quarter of 2012 compared to other operating income, net of $3.4 million for the third quarter of 2011, including finance charge income of $0.8 million in both of the quarterly periods. Other operating income, net, was $4.6 million for the first nine months of 2012 compared to $2.9 million for the comparable period of 2011, including finance charge income of $2.8 million and $2.2 million, respectively. Other operating income for the third quarter and year-to-date period of 2011 benefitted from $2.2 million received from settlement of an anti-trust class action lawsuit. In addition, other operating income in the first nine months of 2011 included expenses of $1.7 million primarily for the development of a model for partnering with customers.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.1 million for the third quarter of 2012, as compared with $3.4 million for the third quarter of 2011, and $10.0 million for the first nine months of 2012 as compared with $10.2 million for the first nine months of 2011.

The following table presents the components of our effective interest rate and average borrowings for first nine months of September 30, 2012 and 2011.

(Dollars in millions)
Nine months ended September 30,	2012	2011
Interest on senior notes	6.35%	6.35%
Commitment and other fees	0.83%	1.27%
Interest rate swaps	(1.08)%	(1.33)%
Other, net of interest income	0.16%	0.11%

Total effective interest rate	6.26%	6.40%

Average total debt	$214.0	$212.4

For the nine months ended September 30, 2012, the effective interest rate decreased 14 basis points, primarily due to a 44 basis point decrease as a result of replacing our revolving credit facility in June 2012 with a new revolving credit facility with lower commitment fees (refer to Capital Resources in Management’s Discussion and Analysis of Financial Condition for a description of the new revolving credit facility). The decrease in commitment fees was partially offset by a decline in interest income from interest rate swaps, which were terminated in the third quarter of 2012.

Income taxes. The provision for income taxes was $19.0 million and $57.7 million for the third quarter and first nine months of 2012, compared to $21.7 million and $59.1 million for the comparable periods in 2011. The effective tax rate was 43.6% and 40.7% for the third quarter and first nine months of 2012, compared to 39.4% and 39.3% for the comparable periods of 2011. Excluding the acquisition-related costs in 2012, of which approximately $4.7 million are not expected to be tax deductible, the effective tax rate was 39.4% for the third quarter and first nine months of 2012. The 39.4% effective tax rate for the third quarter of 2012 included a benefit to the rate of 0.7% primarily for the recognition of tax benefits due to the expiration of the statute of limitations for the 2008 U.S. federal income tax return, offset by the effect of valuation allowances recognized on potential income tax benefits from losses in certain foreign jurisdictions. A similar impact for both items exists for the year-to-date effective income tax rate.

Net income. Adjusted Net Income (Non-GAAP) declined to $31.2 million in the third quarter of 2012 compared with $33.6 million in the third quarter of 2011. Adjusted Net Income (Non-GAAP) declined to $91.0 million in the first nine months of 2012 from $91.5 million in the first nine months of 2011. The changes in Adjusted Net Income (Non-GAAP) were due to the changes in Adjusted Operating Earnings (Non-GAAP), net interest expense and income taxes discussed above.

Financial Condition, Liquidity and Capital Resources

Financial condition. Cash and cash equivalents decreased to approximately $80 million at September 30, 2012 from $136 million at December 31, 2011, primarily as a result of the Movianto acquisition in the third quarter of 2012. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks or invested in high-quality, short-term liquid investments.

Accounts receivable, net of allowances, increased $76 million, or 15.0%, to $583 million at September 30, 2012, from $507 million at December 31, 2011, primarily as a result of acquiring accounts receivable of approximately $79 million in the Movianto acquisition. Accounts receivable days outstanding (DSO) of the Domestic segment were 20.7 days at September 30, 2012, and 20.7 days at December 31, 2011, based on three months’ sales, and has ranged from 19.5 to 20.7 days over the prior four quarters.

Merchandise inventories decreased 3.7% to $777 million at September 30, 2012, from $806 million at December 31, 2011. Average inventory turnover of the Domestic segment was 10.2 in the third quarter of 2012, based on three months’ sales, and has ranged from 10.0 to 10.8 over the prior four quarters.

The International segment’s net working capital of approximately $25 million at September 30, 2012, excluding cash and cash equivalents, is comprised of accounts and financing receivables of $215 million, inventories of $26 million and other current assets of $20 million and accounts payable and other current liabilities of $236 million. See Note 4 to the Notes to Consolidated Financial Statements for further information on financing receivables.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011:

(in millions)
Nine months ended September 30,	2012	2011
Net cash provided by (used for) continuing operations:
Operating activities	$170.4	$108.1
Investing activities	(174.5)	(24.8)
Financing activities	(53.5)	(45.5)
Discontinued operations	—	(0.2)
Effect of exchange rate changes	1.3	—

(Decrease) increase in cash and cash equivalents	$(56.3)	$37.6

Cash provided by operating activities was $170.4 million in the first nine months of 2012, compared to $108.1 million for the same period of 2011. Cash from operating activities in the first nine months of 2012 was a result of operating earnings and a decrease in Domestic segment merchandise inventories. Cash from operating activities in the first nine months of 2011 was a result of operating earnings, partially offset by an increase in working capital. We had a buildup of inventory levels during the third and fourth quarter of 2011 to support the conversion of large new customers. Domestic segment inventories returned to normalized levels post-conversion in the first half of 2012.

Cash used for investing activities in the year-to-date period of 2012 was largely due to the acquisition of Movianto. We acquired Movianto in exchange for approximately $150 million of cash plus assumed third-party debt (primarily capitalized leases) of $2.1 million plus a remaining working capital adjustment due of $5.3 million. Capital expenditures of the Domestic segment were $27.1 million in the first nine months of 2012, compared to $24.9 million in the same period of 2011. Capital expenditures in 2012 primarily related to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements. Capital expenditures in the first nine months of 2011 primarily included leasehold improvements and warehouse equipment for our distribution centers and third-party logistics facilities, as well as investments in operational software improvements and certain customer-facing technologies.

Cash used for financing activities in the first nine months of 2012 was $53.5 million, compared to $45.5 million used in the first nine months of 2011. During the first nine months of 2012, we paid dividends of $41.8 million, repurchased common stock under a share repurchase program for $11.3 million of cash, paid financing costs of $1.3 million related to a new credit facility, and received proceeds of $4.1 million from the exercise of stock options. During the first nine months of 2011, we paid dividends of $38.2 million, repurchased common stock under a share repurchase program for $16.1 million and received proceeds of $7.9 million from the exercise of stock options.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). This agreement replaced an existing $350 million credit agreement set to expire on June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the credit agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first nine months of 2012, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at September 30, 2012, the interest rate under the new credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at September 30, 2012.

In the third quarter of 2012, we paid cash dividends on our outstanding common stock at the rate of $0.22 per share, which represents a 10% increase over the rate of $0.20 per share paid in the third quarter of 2011. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. During the third quarter of 2012, we repurchased approximately 133,000 shares at $3.7 million under this program. The remaining amount authorized for repurchases under this program is approximately $22.6 million at September 30, 2012.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2012.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	general economic and business conditions in both the United States and international marketplaces in which we operate or that we serve;

•

changing trends in customer profiles, including continued consolidation in the healthcare industry that may result in greater bargaining power of our customers to achieve lower prices for our products and services;

•	competition in the marketplace and related pressure to reduce pricing;

•	our ability to implement strategic initiatives;

•	our ability to integrate and realize the synergies and benefits we expect from our acquisition of Movianto in a timely manner while managing costs and any unanticipated expenses and compliance issues;

•

our ability to manage risks associated with operating in foreign markets, including but not limited to, currency exchange risks, the political, economic and regulatory environments in these markets, potential adverse tax and cash repatriation issues and compliance with applicable anti-bribery/anti-corruption and other laws and regulations;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	dependence on sales to certain customers;

•	the ability of customers to meet financial commitments due to us;

•	our ability to retain existing customers and the success of marketing and other programs in attracting new customers;

•	changes in government regulations, including healthcare laws and regulations;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	our ability to meet customer demand for additional value-added services;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	access to special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the risk that information systems are interrupted or damaged by unforeseen events or fail for any extended period of time;

•	our ability to successfully identify, manage or integrate future acquisitions;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and

•	the outcome of outstanding tax contingencies and legislative and tax proposals.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at September 30, 2012, were approximately $583 million, and consolidated DSO at September 30, 2012, was 22.9 days, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof, of approximately $25 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the revolving credit facility at September 30, 2012. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

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

We estimate that approximately $0.6 million of an increase in delivery costs for the first nine months of 2012 was related to increases in diesel prices. We benchmark our Domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (the “Diesel Benchmark Price”) as quoted on the website of the U.S. Energy Information Administration. The Diesel Benchmark Price averaged $3.95 per gallon for nine months ended September 30, 2012, representing an increase of 3.2% from $3.83 per gallon for the same period in 2011. Accordingly, on an annualized basis, we estimate that every 10 cents per gallon increase in the Diesel Benchmark Price reduced our operating earnings by approximately $650,000, excluding the effect of mitigating strategies. Our strategies for helping to mitigate Domestic segment exposure to changing fuel prices include the use of fuel surcharges, activity-based pricing, fixed-price contracts with suppliers and a new truck lease program with improved fuel efficiency.

On January 31, 2012, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated fuel usage for 2012 at an equivalent Diesel Benchmark Price of $3.90 per gallon.

In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the U.S. are primarily denominated in the Euro and British Pound. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. However, we believe that our foreign currency transaction risks are low since our revenues and expenses are typically denominated in the same currency.

Item 4.	Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

On August 31, 2012, we completed our acquisition of Movianto. As permitted by the SEC under the current year acquisition scope exception, we plan to exclude the Movianto acquisition from our 2012 assessment of the effectiveness of our internal controls over financial reporting. However, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include Movianto’s operations. Except for the effect of the Movianto acquisition, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are subject to customary legal proceedings of the type described in our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, we do not believe these proceedings, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2011. Through September 30, 2012, other than the additional risk factors described below, there have been no material changes in the risk factors described in such Annual Report.

Integration of Acquisitions

In connection with our growth strategy, we from time to time acquire other businesses that we believe will expand or complement our existing businesses and operations. On August 31, 2012, we completed our first international acquisition through our purchase of Movianto, which has facilities in 11 European countries and operates throughout the European marketplace. The integration of acquisitions, particularly international acquisitions, involves a number of significant risks, which may include but are not limited to, the following:

•	Difficulties in the transition and integration of operations and systems

•	The assimilation and retention of personnel, including management personnel, in the acquired businesses

•	Accounting, tax, regulatory and compliance issues that could arise

•

Difficulties in implementing uniform controls, procedures and policies in our acquired companies, or in remediating control deficiencies in acquired companies not formerly subject to the Sarbanes-Oxley Act of 2002

•	Retention of current customers and the ability to obtain new customers

•	Unanticipated expenses incurred or charges to earnings based on unknown circumstances or liabilities

•	Failure to realize the synergies and other benefits we expect from the acquisition at the pace we anticipate

•	General economic and market conditions in the United States and the markets in which the acquired businesses operate

•	Difficulties encountered in conducting business in markets where we have limited experience and expertise

If we are unable to successfully complete and integrate our strategic acquisitions in a timely manner, our business, growth strategies and results of operations could be adversely affected.

International Operations

Our acquisition of Movianto represents our first significant movement into the international marketplace. Additionally in 2011 we entered into a joint venture in China to provide product sourcing services. Operations outside the United States involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:

•	Lack of familiarity with and expertise in conducting business in foreign markets

•	Foreign currency fluctuations and exchange risk

•	Unexpected changes in foreign regulations or conditions relating to labor, economic or political environment, and social norms or requirements

•	Adverse tax consequences and difficulties in repatriating cash generated or held abroad

•	Local economic environments, such as in the European markets served by Movianto, including recession, inflation, indebtedness, currency volatility and competition

•	Changes in trade protection laws and other laws affecting trade and investment, including import/export regulations in both the United States and foreign countries

International operations are also subject to risks of violation of laws that prohibit improper payments to and bribery of government officials and other individuals and organizations for the purpose of obtaining or retaining business. These laws include the U.S. Foreign Corrupt Practices Act and similar laws and regulations in foreign jurisdictions. Failure to comply with these laws could subject us to civil and criminal penalties that could adversely affect our business and results of operations.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the third quarter of 2012, we repurchased in open-market transactions and retired 133,409 shares of our common stock for an aggregate of $3.7 million, or an average price per share of $28.11. The following table summarizes share repurchase activity by month during the third quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 2012	10,000	28.33	10,000	26,092,280
August 2012	115,000	28.08	115,000	22,863,424
September 2012	8,409	28.32	8,409	22,625,641

Total	133,409		133,409

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 3.1, dated October 23, 2012).

10.1	Share Purchase Agreement dated August 31, 2012 (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated September 4, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: November 2, 2012	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date: November 2, 2012	/s/ D. Andrew Edwards
D. Andrew Edwards
Vice President, Controller & Interim Chief Financial Officer

Exhibits Filed with SEC

Exhibit #

3.1	Amended and Restated Bylaws (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 3.1, dated October 23, 2012).

10.1	Share Purchase Agreement dated August 31, 2012 (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated September 4, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document