Form 10-K
period 2012-12-31
OWENS & MINOR INC/VA/
filed 2013-02-22
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,945,123,875 as of June 30, 2012.

The number of shares of the Company’s common stock outstanding as of February 15, 2013 was 63,287,200 shares.

Documents Incorporated by Reference

The proxy statement for the annual meeting of shareholders to be held on April 26, 2013, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers, located on page 8 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business

Owens & Minor, Inc. and subsidiaries (we, us, or our) is a Fortune 500 company providing distribution, third-party logistics, and other supply-chain management services to healthcare providers and suppliers of medical and surgical products, and is a leading national distributor of medical and surgical supplies to the acute-care market in the United States. In the European market, the company has a leading position as a provider of third-party logistics (3PL) services to manufacturers and suppliers of healthcare and life-science products. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.

Our company was founded in 1882 and incorporated in 1926 in Richmond, Virginia, as a wholesale drug company. Since 1992, when we sold the wholesale drug division, our operations in the United States have been focused on medical and surgical supply distribution and other supply-chain management services. We have significantly expanded and strengthened our national presence through organic growth and acquisitions. Our OM HealthCare Logistics (OM HCL) third-party logistics service was launched in 2010 and began offering transportation, warehousing and order-to-cash services to manufacturers. On August 31, 2012, we acquired the Movianto Group (Movianto), an established European third-party-logistics provider, for approximately $157 million. For the fourth quarter of 2012, which was the first quarter that our consolidated financial results included a full three months of Movianto’s financial results, Movianto represented 5.5% of our consolidated revenue.

Our core domestic business consists of the distribution of finished medical and surgical products, including our private label line, to approximately 3,600 healthcare providers in the United States, primarily to the acute-care market. We procure these products from nearly 1,300 suppliers and distribute from 48 distribution centers nationwide. In late 2011, we established a sourcing unit in China that conducts sourcing activities, quality assurance, logistics and transportation of products for our private label line. In serving customers, we also provide a range of data analysis tools and outsourced resource management and consulting services, such as inventory, supply spending and contract management, as well as low-unit-of-measure shipments and tailored deliveries. In certain cases, we also perform distribution and supply-chain management services on an outsourced basis from facilities that are owned by customers. We typically provide distribution and supply-chain management services under contractual arrangements of varying lengths and terms with hospitals, hospital-based systems, large integrated healthcare networks, and alternate-site providers. The majority of our revenue is derived from the distribution of consumable medical and surgical goods to these healthcare providers. In addition, we enter into fee-based service contracts of varying lengths and terms to provide consulting and outsourcing services to the healthcare market.

We began reporting Domestic and International business segments in 2012 following the acquisition of Movianto. The Domestic segment includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers. The International segment includes Movianto, our European third-party logistics service. Financial information by segment and geographic area beginning with the acquisition of Movianto in 2012 appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in this annual report.

The Domestic Segment

The Healthcare Supply Distribution Industry in the United States

In the healthcare supply distribution industry in the United States, distributors of medical and surgical supplies provide a wide variety of products and services to healthcare providers which include hospitals, hospital-based systems and alternate-site providers. Distributors contract with healthcare providers directly and through group purchasing organizations (GPOs) that negotiate distribution contracts on behalf of their members. Distributors also serve suppliers by selling and distributing suppliers’ medical and surgical products and by providing a wide range of other value-added services, including warehousing, handling returns and recalls, and management of accounts receivable.

Healthcare distribution in the United States is dependent on utilization of medical/surgical procedures by consumers, which in turn may be affected by the condition of the domestic economy. Healthcare spending continues to represent a significant percentage of the United States’ gross domestic product, and an aging population is expected to consume an increasing amount of healthcare services. The healthcare distribution industry is also experiencing growing demand from healthcare providers and suppliers focused on improving the management of their supply-chain operations. Healthcare providers and suppliers rely on strategic relationships with national medical and surgical supply distributors to perform warehousing and delivery functions, as well as to provide effective supply-chain management solutions.

Consolidation trends in the overall United States healthcare market, including acquisitions of physicians’ practices and ambulatory surgery centers by integrated healthcare networks (IHNs), have led to the creation of larger and more sophisticated healthcare providers, which increasingly seek methods to lower the total cost of delivering healthcare services. These healthcare providers face a variety of financial challenges, including managing the cost of purchasing, receiving, storing and tracking medical and surgical supplies. These market trends have also driven significant consolidation within the healthcare supply distribution industry due to the competitive advantages enjoyed by larger distributors. These advantages include, among other things, the ability to serve customers in widespread geographic locations, buy inventory in large volume, develop technology platforms and decision-support systems and provide expertise to healthcare providers and suppliers to help reduce supply chain costs.

The Healthcare Supply Distribution Business Model in the United States

Through our distribution model in the United States, we purchase a large volume of medical and surgical products from suppliers, store these items at our distribution centers, and provide delivery of these products and related services to healthcare providers. In order to support our private label line of products, we also operate a sourcing joint venture in Shanghai, China that conducts sourcing activities, quality assurance, logistics and transportation of these products to our distribution centers.

We have 48 distribution centers located throughout the continental United States that generally serve hospitals and healthcare providers within a 200-mile radius, delivering most supplies with a fleet of leased trucks. Almost all of our delivery personnel are our employees, thereby ensuring the consistency of customer service. Contract carriers and parcel services are used in situations where they are more cost-effective and timely, including for OM HCL. We customize our product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads, and we also customize delivery schedules according to customers’ needs, to increase their efficiency in receiving and storing the product. Sales, logistics, credit management and operations teammates are located regionally and, in some cases, locally, to manage service to customers. In certain of our larger distribution centers, we utilize automation equipment in low-unit-of-measure picking modules, and our distribution centers have voice-pick technology which enhances speed and accuracy in certain warehousing processes.

Our OM SolutionsSM team provides outsourced resource management and fee-based consulting services, which make use of our proprietary supply-chain management programs and technologies, to acute-care providers. OM Solutions deploys experienced analysts and project managers to provide these services under structured but customizable programs that are designed to improve the provider’s supply chain through more efficient management of inventory, supply spending and supply chain processes.

Our domestic supply-chain management offerings are supported by a significant investment in information technology infrastructure and services. We use a variety of software and information technology systems to support our business needs and efficiently manage our business growth, including warehouse management systems, customer service functions, and demand forecasting programs. We employ a number of customer-facing technology solutions, including OMDirectSM, an Internet-based product catalog and direct ordering system that facilitates commerce with customers and suppliers. We also provide a tablet-based ordering application for use by our physician-practice customers to place their typically smaller orders.

Domestic Segment Products & Services

We offer customers a broad portfolio of products and services. Distribution of medical and surgical supplies to healthcare providers, including our MediChoice® private label product line, account for over 95% of our Domestic segment revenues. Additional services include logistics, supplier management, analytics, inventory management, outsourced resource management, clinical supply management and business process consulting. Examples of our service offerings include the following:

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

•

OM Solutions is a supply-chain consulting, customer technology and resource management service offering. OM Solutions implements customized healthcare supply-chain solutions through the integration of people, processes and technologies. Services offered by OM Solutions decrease supply-chain costs while increasing operating efficiency. For example, OM Solutions provides consultants who work one-on-one with hospital staff to standardize and efficiently utilize products, processes and technologies. Other examples of OM Solutions services are in-depth value analysis and cost management, cost reduction through the management of purchased services, receiving and storeroom redesign, conducting physical inventories, and configuration of automatic inventory replenishment systems. Additional technology-based services offered by OM Solutions are WISDOM GoldSM, Clinical Supply SolutionsSM and Implant Purchase ManagerSM.

•

OM HCL is an offering of customized third-party logistics and order-to-cash services, primarily marketed to suppliers of medical devices and life science companies. This business model provides flexible warehousing and distribution services to meet unique product requirements. OM HCL provides full order-to-cash services, including reverse logistics and value-added services. The two logistics centers dedicated to OM HCL are state-of-the art facilities that are strategically positioned in central and western locations of the United States. OM HCL’s services are enabled by sophisticated supply-chain management software and technology.

Domestic Segment Customers

We currently provide distribution, outsourced resource management and/or consulting services to approximately 3,600 healthcare providers in the United States, primarily hospitals in the acute-care market. Many of the hospital customers are represented by IHNs or GPOs that negotiate pricing with suppliers and also contract for distribution services with us. We also serve the federal government, including the U.S. Department of Defense, as a prime vendor for medical and surgical supply distribution services. On a more limited basis, we serve alternate-site providers, including ambulatory surgery centers, physicians’ practices, clinics, home healthcare organizations, nursing homes and rehabilitation facilities. We also provide distribution and supply-chain management services, including third-party logistics and business process outsourcing services, to suppliers of medical and surgical products.

GPOs and IHNs in the United States

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

In most instances, GPOs enter into distribution agreements with multiple medical/surgical supply distributors which then compete to secure the business of and separately contract with the individual independent hospital or system members. Accordingly, we have our own independent relationships with most of our hospital customers with separate contractual commitments between us and our customers that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers. In addition to our separate contractual and/or business relationships with these customers, many hospital customers are members of multiple GPOs so, in the event we are not an authorized distributor of one GPO, we could continue to distribute to the customer as an authorized distributor of another GPO.

We have contracts to provide distribution services to the members of a number of national GPOs, including Novation, LLC (Novation), MedAssets Inc. (MedAssets) and its subsidiary Broadlane, Inc. (Broadlane), and Premier Purchasing Partners, L.P. (Premier). Our agreement with MedAssets and Broadlane expires in August 2013.

Effective September 1, 2012, we entered into a new distribution agreement with Novation that replaced our previous distribution agreement with them. The new agreement continues our status as an authorized distributor for Novation’s member healthcare facilities, allowing us to compete with other authorized distributors to secure individual member business, which is typically accomplished through individual contract arrangements with the member healthcare facilities. The new agreement has a five-year term with two one-year renewal options. Sales to Novation members represented approximately 33% of our revenue in 2012. In addition, we entered into a new three-year agreement with Premier effective January 1, 2013. Sales to Premier members represented approximately 22% of our revenue in 2012. MedAssets and Broadlane, together, represented approximately 24% of our revenue in 2012.

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

Individual Providers in the United States

In addition to contracting with healthcare providers at the IHN level and through GPOs, we contract directly with individual healthcare providers, including surgery centers and physicians’ practices, and smaller networks of healthcare providers that have joined together to negotiate terms.

Domestic Segment Sales and Marketing

Our sales and marketing organization in the United States is built to support a broad customer base with sales and service teams positioned within the markets we serve so that we can effectively respond to local needs. Enterprise sales and national account teams support IHNs and GPOs, helping to coordinate our multifaceted engagements and implement our service offerings consistently across their network or membership. Our integrated marketing strategy centers around six areas of value-added supply-chain services, including supplier management, distribution and logistics, analytics, outsourced resource management, consulting, and clinical supply management.

Domestic Segment Pricing

Industry practice in the United States is for healthcare providers, or their IHNs or GPOs, to negotiate product pricing directly with suppliers and then negotiate distribution pricing terms with distributors. The medical/surgical supply distribution industry is characterized by pressure on product and distribution pricing. The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage distribution fee is added to the contract cost agreed to by the customer and the supplier. The determination of this percentage distribution fee is typically based on purchase volume, as well as other factors, and usually remains constant for the life of the contract. In many cases, distribution contracts in the medical/surgical supply industry specify a minimum volume of product to be purchased and are terminable by either party upon relatively short notice.

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

Pricing under our CostTrackSM activity-based pricing model differs from pricing under a cost-plus model. With CostTrack, the pricing of services is based on our cost of providing the services required by the customer. As a result, this pricing model aligns distribution fees charged with the costs of the individual services provided.

OM Solutions pricing is based on professional rates and costs of managing and providing staffing to perform specific services. Additionally, pricing for technology services is based on the structure and complexity of the customer engagement, including spending level and number of contracts, system interfaces and facilities. We have contracts for OM Solutions and other supply-chain management services which include performance targets related to cost-saving initiatives for customers that result from our services. Achievement against these performance targets is measured as determined by contractual terms. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees, or to provide a credit toward future purchases by the customer. When performance targets are achieved, we may be entitled to additional fees.

Our distribution contracts with healthcare providers, suppliers and manufacturers, generally include mutual provisions designed to facilitate targeted efficiencies for our operations and our customers’ operations. These contractual provisions may include financial and nonfinancial incentives or penalties, or a combination of both, for performance against targets.

Domestic Segment Suppliers

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

Additionally, we offer U.S.-based customers a private label brand of approximately 2,900 medical and surgical products under our proprietary MediChoice brand name which provides cost-saving alternatives. We source our MediChoice products from a select group of manufacturers known for their quality and high service levels. Through our offering of both MediChoice products and branded supplier products, we offer a comprehensive product portfolio to our customers. In late 2011, we established a joint venture, based in Shanghai, China, with a healthcare products developer and manufacturer to provide sourcing services for our MediChoice private label offering. We believe that this expansion of our private label sourcing capabilities improves service, quality and value for our customers.

Our domestic 3PL services are targeted directly at suppliers and manufacturers of healthcare, biotech, device and pharmaceutical products and supplies. Our services to these suppliers and manufacturers include the full range of third party logistics services, providing cost-effective alternatives to self-distribution of vital products.

Sales of products supplied by subsidiaries of Covidien Ltd. accounted for approximately 14% of our revenue for 2012. Sales of products supplied by Johnson & Johnson Health Care Systems, Inc. were approximately 10% of our revenue for 2012.

Domestic Segment Information Technology

To support our strategic efforts, we have implemented information systems to manage all aspects of domestic operations, including order fulfillment, customer service, warehouse and inventory management, asset management, electronic commerce, and financial management. We believe that our investment in technology for the management of operations provides us with a significant competitive advantage.

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

During 2012, we initiated a multi-year, $50 million transformation of our information technology infrastructure in the United States to improve operational and data management efficiencies and customer service and to reduce future operating expense increases.

Domestic Segment Asset Management

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

Accounts Receivable

We provide credit in the normal course of business to our domestic customers and utilize credit management techniques to evaluate customers’ creditworthiness and to facilitate collection. These techniques include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. As part of credit evaluations, we also use third-party information from sources such as credit reporting agencies, as well as bank and credit references. We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. Field and home office specialists work together in collecting accounts receivable and resolving disputed balances. Our ability to properly invoice and ship product to customers enhances our collection results and, accordingly, our DSO performance. Also, we have arrangements with certain customers under which they make deposits on account, either because they do not meet our standards for creditworthiness or in order to obtain more favorable pricing.

Domestic Segment Competition

The medical/surgical supply distribution industry in the United States is highly competitive. The sector includes: two major nationwide distributors, Owens & Minor, Inc. and Cardinal Health, Inc.; Medline, Inc., a privately-held national distributor; and a number of regional and local distributors; as well as customer self-distribution models.

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

Other Domestic Segment Matters

Regulation

The medical/surgical supply distribution industry in the United States is subject to regulation by federal, state and local government agencies. Each of our distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products. We must comply with laws and regulations, including those governing operating, storage, transportation, safety and security standards for each of our distribution centers, of the Food and Drug Administration, the Drug Enforcement Agency, the Department of Transportation, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies as they apply to the operation of each of our distribution centers. We are also subject to various federal and state laws intended to protect the privacy of health or other personal information and to prevent healthcare fraud and abuse. We believe we are in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare, Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Employees

At the end of 2012, we employed approximately 4,800 full- and part-time teammates in the Domestic segment. We believe that ongoing teammate training is critical to performance and use Owens & Minor University®, an in-house training facility, to offer classes in leadership, management development, finance, operations, safety and sales. We believe that relations with teammates are good.

The International Segment

Our International segment, which is comprised of Movianto, represented 5.5% of our consolidated net revenues during the fourth quarter of 2012, the first quarter that included a full three months of Movianto’s operations since it was acquired by us on August 31, 2012. Movianto is a European contract logistics service provider to the pharmaceutical, biotechnology and healthcare industry, offering a broad range of supply chain services including transportation, warehousing, controlled-substance handling, cold-chain delivery, re-labeling, kitting, packaging and order-to-cash management. Movianto has a diverse customer base of approximately 600 clients and has a network of 22 logistics centers in 11 European countries, including Belgium, Czech Republic, Denmark, France, Germany, Netherlands, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.

Movianto’s contracts with its clients are generally for three-year terms with rolling automatic one year extension periods. The tendering or competitive bidding process typically takes 12 to 18 months from the initial client request for proposal until becoming operational. Movianto offers significant flexibility to tailor contracts to specific client requirements and benefits from the expansion of clients into additional European countries. Pricing may be activity-based, with service-based fees determined by clients’ particular requirements for warehousing, handling and delivery services, or it may be based on buy-sell wholesaler arrangements for product and distribution services. Major competitors in Europe include United Parcel Service, Deutsche Post DHL and FedEx Corporation. The average length of relationship for Movianto’s top 75% of clients is over seven years.

Movianto delivers product using a fleet of leased and owned trucks, including cold-chain delivery trucks. Contract carriers and parcel services are used in situations where they are more cost-effective and timely.

As a part of the Movianto acquisition in 2012, we entered into transition support services agreements with the former owner of Movianto under which it provides certain information technology and support services for terms ranging from six to 24 months.

Movianto is subject to local, country and European-wide regulations, including those promulgated by the European Medicines Agency (EMA), a decentralized agency of the European Union responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the European Union. In addition, quality requirements are imposed by healthcare industry manufacturers which audit Movianto on a regular basis. Each of our logistics centers in Europe is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products, according to the country-specific requirements. We believe we are in material compliance with all statutes and regulations. Movianto is also ISO 9001:2008 certified across the entire enterprise.

At the end of 2012, Movianto employed approximately 1,700 full- and part-time teammates, most of whom are covered by collective bargaining agreements. We believe that relations with teammates and unions are good.

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

Item 1A. Risk Factors

Set forth below are certain risk factors that we currently believe could materially affect our business, financial condition and prospects. These risk factors are in addition to those mentioned in other parts of this report and are not all of the risks that we face.

Competition in the United States

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

In addition, in recent years, the healthcare industry in the United States has experienced and continues to experience significant consolidation in response to cost containment legislation and general market pressures to reduce costs. This consolidation of our customers and suppliers generally gives them greater bargaining power to reduce the pricing available to them, which may adversely impact our results of operations.

Dependence on Significant Healthcare Provider Customers

In 2012, our top ten customers in the United States represented approximately 23% of our consolidated net revenue. In addition, in 2012, approximately 80% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Novation, Premier, Broadlane and MedAssets. We could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual customer relationship, could have a material adverse effect on our results of operations.

Dependence on Significant Domestic Suppliers

In the United States, we distribute products from nearly 1,300 suppliers and are dependent on these suppliers for the continuing supply of products. In 2012, sales of products of our ten largest domestic suppliers accounted for approximately 55% of revenue. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, partially dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations.

Integration of Acquisitions

In connection with our growth strategy, we from time to time acquire other businesses that we believe will expand or complement our existing businesses and operations. On August 31, 2012, we completed our first international acquisition through our purchase of Movianto, which has facilities in 11 European countries and operates throughout the European marketplace. The integration of acquisitions, particularly international acquisitions, involves a number of significant risks, which may include but are not limited to, the following:

•	Expenses and difficulties in the transition and integration of operations and systems

•	The assimilation and retention of personnel, including management personnel, in the acquired businesses

•	Accounting, tax, regulatory and compliance issues that could arise

•

Difficulties in implementing uniform controls, procedures and policies in our acquired companies, or in remediating control deficiencies in acquired companies not formerly subject to the Sarbanes-Oxley Act of 2002

•	Retention of current customers and the ability to obtain new customers

•	Unanticipated expenses incurred or charges to earnings based on unknown circumstances or liabilities

•	Failure to realize the synergies and other benefits we expect from the acquisition at the pace we anticipate

•	General economic conditions in the markets in which the acquired businesses operate

•	Difficulties encountered in conducting business in markets where we have limited experience and expertise

If we are unable to successfully complete and integrate our strategic acquisitions in a timely manner, our business, growth strategies and results of operations could be adversely affected.

International Operations

Our acquisition of Movianto represents our first significant movement into the international marketplace. Additionally, in 2011, we entered into a joint venture in China to provide product sourcing services. Operations outside the United States involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:

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

International operations are also subject to risks of violation of laws that prohibit improper payments to and bribery of government officials and other individuals and organizations for the purpose of obtaining or retaining business. These laws include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws and regulations in foreign jurisdictions, any violation of which could result in substantial liability and a loss of reputation in the marketplace. Failure to comply with these laws also could subject us to civil and criminal penalties that could adversely affect our business and results of operations.

Healthcare Third Party Logistics Business

The healthcare third party logistics business in both the United States and abroad is characterized by intense competition from a number of international, regional and local companies, including large conventional logistics companies that are moving into healthcare and pharmaceutical distribution business. This competitive market places continuous pricing pressure on us from customers and suppliers that could adversely affect our results of operations and financial condition if we are unable to continue to increase our revenues and to offset margin reductions caused by pricing pressures through cost control measures.

Changes in the Healthcare Environment in the United States

We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; reductions in Medicare and Medicaid reimbursement levels; consolidation of competitors, suppliers and customers; and the development of larger, more sophisticated purchasing groups. All of these changes place additional financial pressure on healthcare providers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our results of operations.

In March 2010, federal healthcare legislation known as the Affordable Care Act was enacted. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. Effective January 1, 2013, the Affordable Care Act imposes a 2.3% federal excise tax on manufacturers for sales of certain medical devices. In the event these manufacturers attempt to pass all or a portion of this excise tax through to us, or in the event such tax leads manufacturers to offer less favorable terms and incentives to distributors, our profitability could be adversely impacted. The provisions of the Affordable Care Act will not be fully implemented until 2018 and, although there is no way to predict the full impact of the law on the healthcare industry and our operations, its implementation may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, all of which could adversely affect our results of operations.

Regulatory Requirements

We must comply with numerous laws and regulations in the United States, Europe and China. We also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operation and financial condition. In addition, we are subject to various federal and state laws intended to prevent healthcare fraud and abuse. The requirements of these fraud and abuse laws are complicated and subject to interpretation and may be applied by a regulator, prosecutor or judge in a manner that could negatively impact us financially or operationally.

General Economic Climate

The deteriorating or stagnant financial and economic climate in recent years continues to have a negative impact on most sectors of the domestic economy and the international markets in which Movianto operates. This uncertain financial and economic climate has reduced patient demand for healthcare services, reduced product price inflation, intensified pressures on healthcare providers to reduce both costs and purchases of our products and services and could compromise our customers’ ability to timely pay for their purchases. Poor economic conditions could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. These and other possible consequences of financial and economic changes, including, but not limited to, the ability of banks to honor commitments under our credit facility, could materially and adversely affect our business and results of operations.

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

Reliance on Information Systems and Technological Advancement

We rely on information systems to receive, process, analyze and manage data in distributing thousands of inventory items to customers from numerous distribution and logistics centers. These systems are also relied upon for billings to and collections from customers, as well as the purchase of and payment for inventory and related transactions from our suppliers. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers. A third-party service provider in the United States, Dell Perot Systems, is responsible for managing a significant portion of our domestic information systems, including key operational and financial systems. Our business and results of operations may be materially adversely affected if systems are interrupted or damaged by unforeseen events (including cyber attacks) or fail to operate for an extended period of time, if we fail to appropriately enhance our systems to support growth and strategic initiatives or if our third-party service provider does not perform satisfactorily.

Changes in Tax Laws

We operate throughout the United States, Europe, and China. As a result we are subjected to the tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal LIFO (last-in, first-out) treatment of domestic inventory or changes in tax accounting methods for inventory or other tax items, that could adversely affect our tax positions, tax rate or cash payments for taxes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Domestic segment had 48 distribution centers, including office and warehouse space across the United States and China as of December 31, 2012. We lease 47 of these distribution centers from unaffiliated third parties and own one. We also lease additional warehouse space near two of our distribution centers, as well as small offices for sales and consulting personnel across the United States. In addition, we have a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and lease space on a temporary basis from time to time to meet our inventory storage needs. We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.

Our Domestic segment also owns one warehouse that was closed as of December 31, 2012. This warehouse is being offered for sale. We also have two leases with remaining terms ranging from nine months to 27 months for office and warehouse facilities that we have vacated.

Our International segment leases 19 and owns three logistics centers across 11 European countries. We also operate seven transport depots, of which we lease six and own one. We lease our corporate offices in Stuttgart, Germany.

We regularly assess our business needs and make changes to the capacity and location of distribution and logistics centers. We believe that our facilities are adequate to carry on our business as currently conducted. A number of leases are scheduled to terminate within the next several years. We believe that, if necessary, we could find facilities to replace these leased premises without suffering a material adverse effect on our business.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 15, 2013, there were approximately 3,622 common shareholders of record. We believe there are an estimated additional 28,220 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.

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

5-Year Total Shareholder Return

The following performance graph compares the performance of our common stock to the S&P 500 Index and an Industry Peer Group (which includes the companies listed below) for the last five years. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2007, and that all dividends were reinvested.

	Base Period	Years Ended
Company Name / Index	12/2007	12/2008	12/2009	12/2010	12/2011	12/2012
Owens & Minor, Inc.	$100.00	$90.42	$105.62	$111.34	$107.99	$114.20
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	62.98	91.96	108.93	118.36	139.41

The Industry Peer Group, weighted by market capitalization, consists of companies engaged in the business of healthcare product distribution. The Peer Group includes pharmaceutical distribution companies: AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation; and medical product distribution companies: Henry Schein, Inc., PSS World Medical, which announced in October 2012 that it was being acquired by McKesson Corporation, and Patterson Companies, Inc.

Share Repurchase Program. In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2012, we repurchased in open-market transactions and retired 521,704 shares at an average price per share of $28.75. As of December 31, 2012, we have $18.9 million remaining under the repurchase program approved by the Board of Directors. The following table summarizes the share repurchase activity by month during the fourth quarter of 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
November 2012	110,000	$28.74	110,000	$19,468,543
December 2012	21,688	27.36	21,688	18,875,648

Total	131,688		131,688

Item 6. Selected Consolidated Financial Data

(in thousands, except ratios and per share data)

	At or for the Year Ended December 31,
	2012(2)	2011(3)	2010(4)	2009	2008
Summary of Operations:
Net revenue	$8,908,145	$8,627,912	$8,123,608	$8,037,624	$7,243,237
Income from continuing operations	$109,003	$115,198	$110,579	$116,859	$101,257
Income (loss) from discontinued operations, net of tax (1)	—	—	—	(12,201)	(7,930)

Net income	$109,003	$115,198	$110,579	$104,658	$93,327

Per Common Share(5) :
Net income (loss) attributable to Owens & Minor, Inc. per common share—basic:
Continuing operations	$1.72	$1.82	$1.76	$1.87	$1.64
Discontinued operations	—	—	—	(0.19)	(0.13)

Net income per share—basic	$1.72	$1.82	$1.76	$1.68	$1.51

Net income (loss) attributable to Owens & Minor, Inc. per common share—diluted:
Continuing operations	$1.72	$1.81	$1.75	$1.86	$1.63
Discontinued operations	—	—	—	(0.19)	(0.13)

Net income per share—diluted	$1.72	$1.81	$1.75	$1.67	$1.50

Cash dividends	$0.880	$0.800	$0.708	$0.613	$0.533
Stock price at year end	$28.51	$27.79	$29.43	$28.62	$25.10
Book value per common share at year end(6)	$15.38	$14.47	$13.52	$12.23	$11.08
Summary of Financial Position:
Total assets	$2,207,701	$1,946,815	$1,822,039	$1,747,088	$1,776,190
Cash and cash equivalents	$97,888	$135,938	$159,213	$96,136	$7,886
Total debt	$217,591	$214,556	$210,906	$210,917	$362,003
Total Owens & Minor, Inc. shareholders’ equity	$972,526	$918,087	$857,518	$769,179	$689,051
Selected Ratios:
Gross margin as a percent of revenue	10.38%	9.94%	9.94%	10.13%	10.23%
Selling, general, and administrative expenses as a percent of revenue	7.66%	7.08%	6.94%	7.37%	7.52%
Operating earnings as a percent of revenue	2.21%	2.36%	2.41%	2.50%	2.50%
Day sales outstanding(7)	21.2	20.7	19.6	21.4	24.5
Average annual inventory turnover(8)	10.2	10.2	10.4	10.6	10.4
Days payables outstanding(8)	27.6	27.0	26.5	27.6	28.9
Total debt to equity(9)	0.22	0.23	0.25	0.27	0.53

(1)	In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations for all periods presented.
(2)

We incurred charges of $10.2 million ($8.2 million after tax, or $0.13 per common share) associated with acquisition-related and exit and realignment activities in 2012. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(3)

We incurred charges of $13.2 million ($8.0 million after tax, or $0.13 per common share) associated with acquisition-related and exit and realignment activities in 2011. See Note 9 of Notes to Consolidated Financial Statements.

(4)

We terminated our frozen defined benefit pension plan in the fourth quarter of 2010 and recognized a settlement charge of $19.6 million ($11.9 million after tax, or $0.19 per common share). See Note 13 of Notes to Consolidated Financial Statements.

(5)	Prior periods have been retroactively adjusted to reflect a three-for-two stock split effected on March 31, 2010. See Note 1 of Notes to Consolidated Financial Statements.
(6)	Represents Owens & Minor, Inc. shareholders’ equity divided by year-end common shares outstanding.
(7)	Based on net revenue for the fourth quarter of the year.
(8)	Based on cost of goods sold for the preceding 12 months.
(9)	Represents total debt divided by Owens & Minor, Inc. shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations is intended to assist the reader in the understanding and assessment of significant changes and trends related to the results of operations of the Company together with its subsidiaries. The discussion and analysis presented below refers to, and should be read in conjunction with, the consolidated financial statements and accompanying notes included in Item 8 of Part II of this Annual Report on Form 10-K. Unless otherwise indicated, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations we are referring to our continuing operations.

Overview

Acquisition. Owens & Minor, Inc., along with our subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. On August 31, 2012, we acquired the Movianto Group (Movianto), which comprised the majority of Celesio AG’s healthcare third-party logistics business, for consideration of approximately $157 million. As a result of the acquisition of Movianto, we have entered into third-party logistics for the pharmaceutical and medical device industries in the European market with an existing platform that also expands our ability to serve our United States (U.S.)-based manufacturer customers globally.

As a result of the acquisition of Movianto, we now report Movianto as a separate International business segment. Prior to the acquisition, we had one reportable business segment, which now comprises the Domestic segment. Accordingly, the Domestic segment includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers. Segment financial information is provided in Note 20 of Notes to Consolidated Financial Statements included in this annual report.

Financial Highlights. The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

(Dollars in thousands except per share data)
For the years ended December 31,	2012	2011	2010
Operating earnings, as reported (GAAP)	$196,753	$203,515	$195,936
Acquisition-related and exit and realignment charges	10,164	13,168	—
Pension settlement charge	—	—	19,573

Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings (Loss))	$206,917	$216,683	$215,509
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.32%	2.51%	2.65%
Net income attributable to Owens & Minor, Inc., as reported (GAAP)	$109,003	$115,198	$110,579
Acquisition-related and exit and realignment charges, net of tax	8,200	7,993	—
Pension settlement charge, net of tax	—	—	11,918

Net income, adjusted (non-GAAP) (Adjusted Net Income)	$117,203	$123,191	$122,497
Net income attributable to Owens & Minor, Inc. per diluted common share, as reported (GAAP)	$1.72	$1.81	$1.75
Acquisition-related and exit and realignment charges, per diluted common share	0.13	0.13	0.19

Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$1.85	$1.94	$1.94

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

Management provides these non-GAAP financial measures to investors as supplemental metrics to assist readers in assessing the effects of items and events on our financial and operating results and in comparing our performance to that of our competitors. However, the non-GAAP financial measures used by us may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies.

The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP.

Acquisition-related expenses are associated with Movianto in 2012 and with the establishment of our joint venture in China in 2011. Acquisition-related charges in 2012 consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the acquisition, costs to perform post-closing activities to establish a tax-efficient organizational structure, and costs to transition Movianto’s information technology and other operations and administrative functions from the former owner. Exit and realignment charges are associated with optimizing our operations and include the consolidation and closure of distribution centers and offsite warehouses. The pension settlement charge represents net actuarial losses recognized due to the settlement of the obligations of our defined benefit pension plan in 2010. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment expenses and the pension settlement charge. More information about these charges is provided in Notes 3, 9 and 13 of Notes to Consolidated Financial Statements included in this annual report.

Adjusted EPS (non-GAAP) declined to $1.85 in 2012 compared with $1.94 in 2011 due to a decrease in Adjusted Operating Earnings (non-GAAP) of $9.8 million. Domestic segment operating earnings were $212.3 million for 2012, a decrease of $4.4 million when compared to the prior year. International segment operating losses were $5.4 million for 2012.

Domestic segment operating earnings comparability between periods is adversely affected by legal expenses and loss contingencies of $2.0 million associated with California-specific litigation and compensation and benefits requirements, partially offset by income of $1.1 million from the settlement of a class action litigation. The net effect was a $0.9 million reduction in operating earnings in 2012. This compares to $2.2 million received from settlement of an anti-trust class action lawsuit in 2011. The effect on the comparison of 2012 and 2011 operating earnings is a decline of $3.1 million.

Results of Operations

The following table presents highlights from our consolidated statements of income on a percentage-of-revenue basis:

Year ended December 31,	2012	2011	2010
Gross margin	10.38%	9.94%	9.94%
Selling, general, and administrative expenses	7.66%	7.08%	6.94%
Adjusted Operating Earnings (non-GAAP)	2.32%	2.51%	2.65%

Net revenue. Net revenue was $8.91 billion for 2012, $8.63 billion for 2011 and $8.12 billion for 2010, representing increases of 3.2% for 2012 compared to 2011 and 6.2% for 2011 compared to 2010. Domestic segment net revenue was $8.73 billion for 2012. International segment net revenue of $176.7 million represents the net revenue of Movianto for four months since its acquisition on August 31, 2012.

The following table presents the components of the increase in net revenue for the years ended December 31, 2012 and 2011, compared with the same periods in the prior year, and presents Domestic segment new customer changes net of lost customer activity (“net new (lost)”). Domestic segment fee-for-service revenue represents revenue from services provided to customers in the U.S. that are not directly related to sales and distribution services provided under buy-sell wholesaler arrangements.

(Dollars in millions)
Increase (decrease) for the year ended December 31,	2012 versus 2011		2011 versus 2010
	Net Revenue	Contribution to Total	Net Revenue	Contribution to Total
Domestic segment:
Distribution revenue related to:
Existing customers	$128.5	1.5%	$381.1	4.7%
Net new (lost) customers	(24.6)	(0.3)	95.9	1.2
Fee-for-service revenue	(0.4)	—	27.3	0.3

Domestic segment	103.5	1.2	504.3	6.2
International segment	176.7	2.0	—	—

Consolidated net revenue	$280.2	3.2%	$504.3	6.2%

Factors affecting Domestic segment revenue include: lower comparative utilization of healthcare services, reduced product price inflation, and a lower level of government purchasing, as well as ongoing rationalization of certain of the company’s suppliers.

Gross Margin. Gross margin dollars increased 7.8% to $924.7 million for 2012 from $857.5 million for 2011, which increased 6.2% from $807.7 million from 2010. The following table presents the components of the increase or decrease in gross margin for the years ended December 31, 2012, 2011, and 2010. This table presents gross margin from sales and distribution of product under domestic and European buy-sell wholesaler arrangements (Distribution), as well as fee-for-services that are not directly related to sales of product (Fee-for-service) and the effect of inventory valuation and other operational components, excluding the impact of applying the last-in first-out (LIFO) method (Other).

(Dollars in millions)
Increase (decrease) for the year ended December 31,	2012 versus 2011		2011 versus 2010
	Gross Margin	Impact on Gross Margin as a Percent of Net Revenue	Gross Margin	Impact on Gross Margin as a Percent of Net Revenue
Gross margin components:
Distribution	$(3.4)	(0.16)%	$25.6	(0.21)%
Fee-for-service	74.3	0.67	27.3	0.28
Provision for LIFO	9.5	0.11	(2.6)	(0.03)
Other	(13.3)	(0.18)	(0.5)	(0.04)

Total increase in gross margin	$67.1	0.44%	$49.8	—%

The increase in gross margin dollars and gross margin percentage for 2012 versus 2011 is primarily due to gross margin contributed by Movianto for four months since its acquisition on August 31, 2012. Lower percentage margins for distribution services for 2012 and 2011 versus the prior year are driven by changes in Domestic segment customer mix, including lower margin on new contracts with large integrated health networks and competitive pressures, representing 16 basis points of the decline.

We value Domestic segment inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of revenue would have been higher by 5 basis points in 2012, 16 basis points in 2011 and 14 basis points in 2010.

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

SG&A expenses were $682.6 million for 2012, $610.7 million for 2011 and $564.2 million for 2010. SG&A expenses increased $71.9 million in 2012 compared to 2011, primarily as a result of the acquisition of Movianto, which is included for four months since its acquisition on August 31, 2012. International segment SG&A expenses include costs for information technology and other transition services provided by the former owners of Movianto, as well as information technology outsourcing and consulting for support and maintenance of its information systems. The increase from Movianto was partially offset by decreased SG&A expense for Domestic segment fee-for-service operations of $6.3 million, including lower costs for our third-party logistics business that converted a large new customer during 2011. SG&A expenses unrelated to Movianto and fee-for-service operations declined $5.1 million in 2012, due to lower labor costs of $2.8 million, lower distribution center occupancy expenses of $1.4 million, primarily resulting from our exit and organizational realignment in the fourth quarter of 2011, and a lower provision for losses on accounts and notes receivable of $1.0 million. The decrease in labor costs includes decreased incentive compensation for lower achievement against performance thresholds in 2012. These decreases in SG&A expense in 2012 were partially offset by increased delivery expenses of $3.4 million resulting from increased fuel costs and business growth.

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

Depreciation and amortization expense. Depreciation and amortization expense increased 16.0% to $39.6 million for 2012 from $34.1 million for 2011. Depreciation and amortization increased $4.6 million, primarily related to warehouse equipment and information technology hardware and software, in 2012 as a result of the acquisition of Movianto. Domestic segment depreciation and amortization increased $1.1 million for operational software improvements and $1.3 million for warehouse equipment and leasehold improvements related to warehouse automation and the relocation of a distribution center. This increase was partially offset by lower amortization resulting from the expiration of noncompete agreements. Depreciation and amortization expense increased 17.1% to $34.1 million for 2011 from $29.1 million for 2010. The increase was primarily due to depreciation and amortization of warehouse equipment and leasehold improvements for relocated and expanded distribution centers and third-party logistics centers, as well as amortization of operational software improvements and certain customer-related technologies.

Other operating income, net. Other operating income, net was $4.5 million, $3.9 million and $2.9 million in 2012, 2011 and 2010, including finance charge income of $4.9 million, $2.9 million and $2.3 million for the same periods. Finance charge income for 2012 includes income from customer inventory financing arrangements in Europe. Other operating income, net, in 2012 includes legal expenses and loss contingencies expense of approximately $2.0 million associated with California-specific litigation and compensation and benefits requirements, partially offset by income of $1.1 million from the settlement of a class action litigation. Other operating income for 2011 benefitted from $2.2 million received from settlement of an anti-trust class action lawsuit. In addition, other operating income in 2011 included expenses of $1.7 million primarily for the development of a model for partnering with customers.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $13.4 million for 2012, as compared with $13.7 million for 2011 and $14.3 million for 2010. The following table presents the components of our effective interest rate and average borrowings for years ended December 31, 2012, 2011 and 2010.

(Dollars in millions)
Year ended December 31,	2012	2011	2010
Interest on senior notes	6.35%	6.35%	6.35%
Commitment and other fees	0.97	1.27	0.98
Interest rate swaps	(1.08)	(1.28)	(0.64)
Other, net of interest income	(0.07)	0.08	0.14

Total effective interest rate	6.17%	6.42%	6.83%

Average total debt	$214.7	$213.0	$209.8

For 2012, the effective interest rate decreased to 6.17% primarily due to a 30 basis point decrease as a result of replacing our revolving credit facility in June 2012 with a new revolving credit facility with lower commitment fees (refer to Capital Resources in Management’s Discussion and Analysis of Financial Condition for a description of the new revolving credit facility). The decrease in commitment fees was partially offset by a decline in interest income from interest rate swaps, which were terminated in 2011.

Income taxes. The provision for income taxes was $74.4 million for 2012, compared with $74.6 million for 2011, and $71.0 million for 2010. Our effective tax rate was 40.6% for 2012, as compared with 39.3% for 2011, and 39.1% for 2010. Excluding the acquisition-related and exit and realignment costs in 2012, of which approximately $4.6 million are not tax deductible, the effective tax rate was 39.4% for 2012. The Domestic segment effective tax rate was 39.1% for 2012.

Financial Condition, Liquidity and Capital Resources

Financial Condition. Cash and cash equivalents decreased to $98 million at December 31, 2012 from $136 million at December 31, 2011, primarily as a result of the Movianto acquisition in 2012. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments.

Accounts and notes receivable, net of allowances, increased nearly $47 million, or 9.2%, to $554 million at December 31, 2012, from $507 million at December 31, 2011. Consolidated accounts receivable days outstanding (DSO) was 21.2 at December 31, 2012. Domestic segment DSO was 19.1 days at December 31, 2012, 20.7 days at December 31, 2011, and 19.6 days at December 31, 2010, based on three months’ sales. Accounts receivable increased by approximately $66 million due to the acquisition of Movianto and growth in sales, partially offset by the effect of a decrease in Domestic segment DSO of 1.6 days.

Merchandise inventories decreased to $764 million at December 31, 2012 from $806 million at December 31, 2011. Domestic segment average annual inventory turnover was 10.1 in 2012 and 10.2 in 2011. Merchandise inventories increased by approximately $15 million due to the acquisition of Movianto. The Domestic segment had a build-up of inventory levels during the fourth quarter of 2011 to support the conversion of large new customers. Inventories returned to normalized levels post-conversion in 2012.

The International segment’s net working capital of approximately $29 million at December 31, 2012, excluding cash and cash equivalents, is comprised of accounts receivable of $78 million, financing receivables and other current assets of $136 million, inventories of $14 million, accounts payable of $37 million and financing payables and other current liabilities of approximately $162 million. See Note 6 to the Notes to Consolidated Financial Statements for further information on financing receivables.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010:

(Dollars in millions)	2012	2011	2010
Net cash provided by (used for) continuing operations:
Operating activities	$218.5	$68.4	$143.2
Investing activities	(190.8)	(33.9)	(37.4)
Financing activities	(68.4)	(57.5)	(41.0)
Discontinued operations	—	(0.3)	(1.7)
Effect of exchange rate changes on cash	2.7	—	—

(Decrease) increase in cash and cash equivalents	$(38.0)	$(23.3)	$63.1

Cash provided by operating activities was $218.5 million in 2012, compared to $68.4 million in 2011 and $143.2 million in 2010. Cash from operating activities for 2012 increased over 2011 due to the reduction of Domestic segment inventories and benefitted from a decrease in Domestic segment DSO of 1.6 days in 2012 (favorable impact of approximately $38.3 million). Cash from operating activities in 2011 was a result of operating earnings and an increase in accounts payable, due to increased inventory purchases, offset by a build-up of inventory of approximately $100 million for new business, an increase in DSO of 1.1 days (adverse impact on cash of $26.3 million), and an increase in other current assets related to our growth in revenues. Cash from operating activities for 2010 was positively affected by operating earnings, a decrease in DSO of 1.8 days (positive impact on cash of approximately $43 million), and an increase in accounts payable. Cash from operating activities for 2010 was negatively affected by an increase in inventory for new customers.

Cash used for investing activities increased to $190.8 million for 2012 from $33.9 million for 2011 and $37.4 million for 2010, largely due to the acquisition of Movianto. We acquired Movianto in exchange for approximately $155.2 million of cash plus assumed third-party debt (primarily capitalized leases) of $2.1 million. Domestic segment capital expenditures were $34.5 million in 2012, compared to $36.3 million in 2011, primarily related to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements. Capital expenditures in 2011 primarily included leasehold improvements and warehouse equipment for our distribution centers and third-party logistics facilities, as well as investments in operational software improvements and certain customer-facing technologies. Capital expenditures were $41.3 million for 2010, primarily related to relocating or expanding distribution centers for new distribution and third-party logistics business, as well as continued investment in operational efficiency initiatives. Capital expenditures in 2010 also included investments in software for the continued implementation of voice-pick and customer-facing technologies and other technology infrastructure enhancements. These capital expenditures were partially offset by proceeds from the sale of properties acquired from The Burrows Company.

Net cash used in financing activities was $68.4 million in 2012, $57.5 million in 2011, and $41.0 million in 2010. In 2012, we paid dividends of $55.7 million and repurchased common stock under a share repurchase program for $15.0 million. In 2011, we paid dividends of $50.9 million, repurchased common stock under a share repurchase program for $16.1 million of cash, and received proceeds of $4.0 million as a result of the termination of interest rate swaps. In 2010, we paid dividends of $44.8 million and financing costs of $2.8 million. We received proceeds from exercises of stock options of $5.0 million, $9.2 million and $7.2 million in 2012, 2011 and 2010.

Cash used by operating activities of discontinued operations was $0.3 million for 2011, associated with administrative costs, compared with $1.7 million in 2010, primarily associated with leased facilities of the discontinued direct-to-consumer business.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). This agreement replaced an existing $350 million credit agreement set to expire on June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the credit agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At December 31, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During 2012, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at December 31, 2012, the interest rate under the new credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at December 31, 2012.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $24.9 million as of December 31, 2012. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.

We paid quarterly cash dividends on our outstanding common stock at the rate of $0.22 per share during 2012, $0.20 per share during 2011, and $0.177 per share during 2010. Our annual dividend payout ratio for the three years ended December 31, 2012, based on Adjusted EPS, was in the range of 36.5% to 47.6%. In February 2013, the Board of Directors approved a 9% increase in the amount of our quarterly dividend to $0.24 per common share. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During 2012, we repurchased approximately 521,704 shares at $15.0 million under this program. At December 31, 2012, we had up to $18.9 million remaining under our share repurchase authorization.

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

Contractual Obligations

The following is a summary of our significant contractual obligations as of December 31, 2012:

(in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$244.5	$12.7	$25.4	$206.4	$—
Purchase obligations (2)	84.6	43.1	41.5	—	—
Operating leases (2)	274.9	58.9	85.7	54.8	75.5
Capital lease obligations (1)	12.8	3.8	5.5	3.0	0.5
Unrecognized tax benefits, net (3)	11.7	—	—	—	—
Other long-term liabilities (4)	80.7	3.7	7.1	4.3	65.6

Total contractual obligations (5)	$709.2	$122.2	$165.2	$268.5	$141.6

(1)	See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2012.
(2)	See Note 18 of Notes to Consolidated Financial Statements.
(3)	We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits.
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

Critical accounting policies are defined as those policies that relate to estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting policies and estimates include allowances for losses on accounts and notes receivable, inventory valuation, accounting for goodwill and long-lived assets, self-insurance liabilities, supplier incentives, and business combinations.

Allowances for losses on accounts and notes receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2012, accounts and notes receivable were $553.5 million, net of allowances of $14.7 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on the results of operations.

Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for Domestic segment inventories and the first-in, first-out (FIFO) method for International segment inventories. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise between physical inventory dates. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2012, the carrying value of inventory was $763.8 million, which is $110.9 million less than the value of inventory had it all been accounted for on a FIFO basis.

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

We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we perform qualitative assessments based on macroeconomic conditions, structural changes in the industry, estimated financial performance, and other relevant information. If necessary, we estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the reporting unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. The carrying value of the reporting unit is then compared to its fair value to determine potential impairment. Goodwill totaled $274.9 million at December 31, 2012.

Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2012, long-lived assets included property and equipment of $191.8 million, net of accumulated depreciation; intangible assets of $42.3 million, net of accumulated amortization; and computer software costs of $59.7 million, net of accumulated amortization.

We did not record any material impairment losses related to goodwill or long-lived assets in 2012. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions could produce materially different results.

Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $12.9 million at December 31, 2012.

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

Business Combinations. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 of Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable from continuing operations at December 31, 2012, were $553.5 million, and consolidated DSO at December 31, 2012, was 21.2, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $25 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the facility at December 31, 2012. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.97 per gallon in 2012, increased 3% from $3.84 per gallon in 2011. Based on our fuel consumption in 2012, we estimate that every 10 cents per gallon increase in the benchmark reduced our Domestic segment operating earnings by approximately $600,000. In January 2013, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated Domestic segment fuel usage for 2013 at an equivalent benchmark price of $3.91 per gallon.

In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are primarily denominated in the Euro and British Pound. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. However, we believe that our foreign currency transaction risks are low since our revenues and expenses are typically denominated in the same currency.

Item 8. Financial Statements and Supplementary Data

See Item 15, Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

On August 31, 2012, we completed our acquisition of Movianto. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we have excluded the Movianto acquisition from our 2012 assessment of the effectiveness of our internal control over financial reporting since it was not practicable for management to conduct an assessment of internal control over financial reporting between the acquisition date and the date of management’s assessment. However, we have extended our oversight and monitoring processes that support our internal control over financial reporting to include Movianto’s operations.

Except for the effect of the Movianto acquisition, there has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the company). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management determined that it would exclude the Movianto business, which was acquired on August 31, 2012, from the scope of the assessment of the effectiveness of our internal control over financial reporting. The reason for this exclusion is that we acquired Movianto in August 2012 and it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. Accordingly, management excluded Movianto from its assessment of internal control over financial reporting. Movianto represents $411.0 million of total assets and $176.7 million of revenues as of and for the year ended December 31, 2012, of our consolidated financial statements. Movianto will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2013.

Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

Craig R. Smith
President & Chief Executive Officer

Michael W. Lowry
Treasurer, Interim Chief Financial Officer, and Interim Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited Owens & Minor, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Owens & Minor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Owens & Minor, Inc. acquired Movianto on August 31, 2012, and management excluded from its assessment of the effectiveness of Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2012, Movianto’s internal control over financial reporting associated with total assets of $411.0 million and total revenues of $176.7 million included in the consolidated financial statements of Owens & Minor, Inc. Our audit of internal control over financial reporting of Owens & Minor, Inc. also excluded an evaluation of the internal control over financial reporting of Movianto.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013, expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia

February 22, 2013

Part III

Items 10-14.

Information required by Items 10-14 can be found under Corporate Officers on page 8 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2013 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.

Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 23, 2012. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a) The following documents are filed as part of this report:

b) Exhibits:

See Index to Exhibits on page 64.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

Year ended December 31,	2012	2011	2010
Net revenue	$8,908,145	$8,627,912	$8,123,608
Cost of goods sold	7,983,491	7,770,375	7,315,883

Gross margin	924,654	857,537	807,725
Selling, general, and administrative expenses	682,595	610,657	564,169
Acquisition-related and exit and realignment charges	10,164	13,168	—
Pension expense	—	—	21,366
Depreciation and amortization	39,604	34,135	29,148
Other operating income, net	(4,462)	(3,938)	(2,894)

Operating earnings	196,753	203,515	195,936
Interest expense, net	13,397	13,682	14,323

Income before income taxes	183,356	189,833	181,613
Income tax provision	74,353	74,635	71,034

Net income	$109,003	$115,198	$110,579

Net income attributable to Owens & Minor, Inc. per common share:
Basic	$1.72	$1.82	$1.76
Diluted	$1.72	$1.81	$1.75

Cash dividends per common share	$0.880	$0.800	$0.708

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Year ended December 31,	2012	2011	2010
Net income	$109,003	$115,198	$110,579
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax expense of $210)	9,749	—	—
Net actuarial loss recognized during the year (net of income tax benefit: $2,140 in 2012, $1,829 in 2011, and $2,927 in 2010)	(3,346)	(2,861)	(4,578)
Amounts recognized in net periodic benefit cost (net of income tax expense: $470 in 2012, $341 in 2011, and $8,020 in 2010)	735	533	12,545
Amounts recognized in interest expense, net (net of income tax benefit: $32 in 2012, 2011 and 2010)	(50)	(50)	(50)

Other comprehensive income (loss)	7,088	(2,378)	7,917

Comprehensive income	$116,091	$112,820	$118,496

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

December 31,	2012	2011
Assets
Current assets
Cash and cash equivalents	$97,888	$135,938
Accounts and notes receivable, net	553,502	506,758
Merchandise inventories	763,756	806,366
Other current assets	213,748	76,763

Total current assets	1,628,894	1,525,825
Property and equipment, net	191,841	108,061
Goodwill, net	274,884	248,498
Intangible assets, net	42,313	22,142
Other assets, net	69,769	42,289

Total assets	$2,207,701	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$603,137	$575,793
Accrued payroll and related liabilities	25,468	20,668
Deferred income taxes	40,758	42,296
Other current liabilities	254,924	93,608

Total current liabilities	924,287	732,365
Long-term debt, excluding current portion	215,383	212,681
Deferred income taxes	30,921	21,894
Other liabilities	63,454	60,658

Total liabilities	1,234,045	1,027,598

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity
Preferred stock, par value $100 per share, authorized—10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,271 shares and 63,449 shares	126,544	126,900
Paid-in capital	187,394	179,052
Retained earnings	658,994	619,629
Accumulated other comprehensive loss	(406)	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	972,526	918,087
Noncontrolling interest	1,130	1,130

Total equity	973,656	919,217

Total liabilities and equity	$2,207,701	$1,946,815

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

Year ended December 31,	2012	2011	2010
Operating activities:
Net income	$109,003	$115,198	$110,579
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	39,604	34,135	29,148
Share-based compensation expense	5,697	5,674	6,358
Provision for LIFO reserve	4,194	13,700	11,088
Deferred income tax expense (benefit)	1,060	14,520	(94)
Provision for losses on accounts and notes receivable	1,004	2,176	1,808
Pension expense	—	—	21,366
Pension contributions	—	(409)	(13,850)
Changes in operating assets and liabilities:
Accounts and notes receivable	27,161	(37,273)	24,611
Merchandise inventories	54,540	(99,950)	(41,315)
Accounts payable	(18,694)	44,058	(15,254)
Net change in other assets and liabilities	(4,490)	(24,654)	9,334
Other, net	(573)	1,244	(596)

Cash provided by operating activities of continuing operations	218,506	68,419	143,183

Investing activities:
Acquisition, net of cash acquired	(155,210)	—	—
Additions to computer software and intangible assets	(29,131)	(11,334)	(10,128)
Additions to property and equipment	(9,832)	(24,981)	(31,221)
Proceeds from sale of property and equipment	3,298	2,430	3,926

Cash used for investing activities of continuing operations	(190,875)	(33,885)	(37,423)

Financing activities:
Cash dividends paid	(55,681)	(50,909)	(44,780)
Repurchases of common stock	(15,000)	(16,124)	—
Financing costs paid	(1,303)	—	(2,795)
Proceeds from exercise of stock options	4,986	9,179	7,234
Excess tax benefits related to share-based compensation	1,293	2,154	2,091
Proceeds from termination of interest rate swaps	—	4,005	—
Other, net	(2,710)	(5,836)	(2,773)

Cash used for financing activities of continuing operations	(68,415)	(57,531)	(41,023)

Discontinued operations:
Operating cash flows	—	(278)	(1,660)

Net cash used for discontinued operations	—	(278)	(1,660)
Effect of exchange rate changes on cash and cash equivalents	2,734	—	—

Net (decrease) increase in cash and cash equivalents	(38,050)	(23,275)	63,077
Cash and cash equivalents at beginning of year	135,938	159,213	96,136

Cash and cash equivalents at end of year	$97,888	$135,938	$159,213

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per share data)

	Owens & Minor, Inc. Shareholders’ Equity
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, December 31, 2009	62,870	$83,827	$193,905	$504,480	$(13,033)	$—	$769,179
Net income				110,579			110,579
Other comprehensive income					7,917		7,917

Comprehensive income							118,496

Stock split (three-for-two)		42,126	(42,126)
Dividends declared ($0.708 per share)				(44,739)			(44,739)
Share-based compensation expense, exercises and other	563	914	13,668				14,582

Balance, December 31, 2010	63,433	126,867	165,447	570,320	(5,116)	—	857,518
Net income				115,198			115,198
Other comprehensive loss					(2,378)		(2,378)

Comprehensive income							112,820

Non-cash contribution from noncontrolling interest						1,130	1,130
Dividends declared ($0.800 per share)				(50,813)			(50,813)
Shares repurchased and retired	(524)	(1,048)		(15,076)			(16,124)
Share-based compensation expense, exercises and other	540	1,081	13,605				14,686

Balance, December 31, 2011	63,449	126,900	179,052	619,629	(7,494)	1,130	919,217
Net income				109,003			109,003
Other comprehensive income					7,088		7,088

Comprehensive income							116,091

Dividends declared ($0.880 per share)				(55,681)			(55,681)
Shares repurchased and retired	(522)	(1,043)		(13,957)			(15,000)
Share-based compensation expense, exercises and other	344	687	8,342				9,029

Balance, December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656

See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Owens & Minor, Inc. along with its subsidiaries (we, us, or our) is a Fortune 500 company providing distribution, third-party logistics, and other supply-chain management services to healthcare providers and suppliers of medical and surgical products, and is a leading national distributor of medical and surgical supplies to the acute-care market in the United States. In the European market, the company has a leading position as a provider of third-party logistics services to manufacturers and suppliers of healthcare and life-science products. We began reporting Domestic and International business segments in 2012 in conjunction with the acquisition of Movianto Group (Movianto) on August 31, 2012 (see Notes 3 and 20 for more information).

Basis of Presentation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls, in conformity with U.S generally accepted accounting principles (GAAP). For the consolidated subsidiary in which our ownership is less than 100%, the outside stockholder’s interest is presented as a noncontrolling interest. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents. Cash and cash equivalents includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost. Nearly all of our cash and cash equivalents are held in cash depository accounts in major banks in the United States and Europe.

Book overdrafts represent the amount of outstanding checks issued in excess of related bank balances and are included in accounts payable in our consolidated balance sheets, as they are similar to trade payables and are not subject to finance charges or interest. Changes in book overdrafts are classified as operating activities in our consolidated statements of cash flows.

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

Financing Receivables. We have an order-to-cash program in our International segment under which we invoice manufacturers’ customers and remit collected amounts to the manufacturers. We retain credit risk for uncollected receivables under this program. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer. Balances receivable and related amounts payable under this program are classified in other current assets and other current liabilities in the consolidated balance sheet.

Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method for Domestic segment inventories. Cost of International segment inventories is determined using the first-in, first out (FIFO) method.

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

Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to twenty years. We also lease most of our transportation and material handling equipment for terms generally ranging from five to eight years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.

Goodwill. We evaluate goodwill for impairment annually, as of April 30, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. We review goodwill first by performing a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If not, we then perform a quantitative assessment by first comparing the carrying amount to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to measure the goodwill impairment loss as the excess of the carrying value of the reporting unit’s goodwill over the estimated fair value of its goodwill. We estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and present value of expected cash flows. The EBITDA multiples are based on an analysis of current enterprise values and recent acquisition prices of similar companies, if available.

Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts, non-competition agreements, trademarks, and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Customer relationships are generally amortized over 10 to 15 years and other intangible assets are amortized generally for periods between one and 15 years, based on their pattern of economic benefit or on a straight-line basis.

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and five years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2012 and 2011 was $59.7 million and $29.7 million. Depreciation and amortization expense includes $11.0 million, $9.9 million and $8.1 million of software amortization for the years ended December 31, 2012, 2011 and 2010.

Long-Lived Assets. Long-lived assets, which include property and equipment, finite-lived intangible assets, and unamortized software costs, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows.

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

In most cases, we record revenue gross, as we are the primary obligor in our sales arrangements, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. When we act as an agent in a sales arrangement and do not bear a significant portion of these risks, primarily for our third-party logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include labor and warehousing costs associated with our distribution and third-party logistics services, as well as labor costs for our supply-chain consulting services. Shipping and handling costs are included in SG&A expenses on the consolidated statements of income and include costs to store, move and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs billed to customers are included in net revenues. Freight costs incurred for shipments of products from manufacturers to our distribution centers are included in cost of goods sold.

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

Derivative Financial Instruments. We enter into interest rate swaps as part of our interest rate risk management strategy. The purpose of these swaps is to maintain a mix of fixed to floating rate financing in order to manage interest rate risk. Generally, the interest rate swaps are designated as fair value hedges of specified portions of long-term debt using the shortcut method, when both the swaps and the long-term debt meet all of the conditions for the use of this method. Accordingly, no net gains or losses are typically recorded in the consolidated statements of income related to changes in the fair value of the underlying debt and interest rate swaps. These swaps are recognized on the balance sheet at their fair value, which is determined by using observable market inputs (Level 2).

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

We earn a portion of our operating earnings in foreign jurisdictions outside the United States, which we consider to be indefinitely reinvested. Accordingly, no United States federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled

$24.9 million as of December 31, 2012. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.

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

Acquisition-Related and Exit and Realignment Costs. We present costs incurred in connection with acquisitions in acquisition-related and exit and realignment charges in our consolidated statements of income. Acquisition-related charges consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate an acquisition, costs to perform post-closing activities to establish a tax-efficient organizational structure, and costs to transition the acquired company’s information technology and other operations and administrative functions from the former owner.

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

Income Per Share. Basic and diluted income per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing nonforfeitable rights to dividends are participating securities.

Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive loss in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of operations and were not material to our consolidated results of operations in 2012, 2011, and 2010.

Currency translation adjustments included in other comprehensive income in 2012 are primarily related to the translation of Movianto’s functional currency-denominated accounts for four months since its acquisition on August 31, 2012.

Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

Recent Accounting Pronouncements. During 2012, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB) for fair value measurement, testing of goodwill, presentation of comprehensive income and testing of long-lived assets. The adoption of these ASU’s did not have an impact on our financial position or results of operations.

In 2013, the FASB issued an ASU for reporting amounts reclassified out of accumulated other comprehensive income. We will adopt the ASU in the first quarter of 2013. Adoption of this ASU will not have an impact on our financial position or results of operations.

Note 2—Significant Risks and Uncertainties

Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for distribution services on behalf of the GPO members. GPOs representing a significant portion of our business are Novation, LLC (Novation), MedAssets Inc. (MedAssets) and its subsidiary Broadlane, Inc. (Broadlane) and Premier Purchasing Partners, L.P. (Premier). Members of Novation, Broadlane, MedAssets and Premier have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2012, 2011 and 2010, net revenue from hospitals under contract with these GPOs represented the following percentages of our net revenue annually: Novation—33% to 37%; Broadlane and MedAssets combined—22% to 24%; and Premier—20% to 22%.

Net revenue from sales of product supplied by subsidiaries of Covidien Ltd. and Johnson & Johnson Healthcare Systems, Inc. represented approximately 14% and 10% of our net revenue annually for 2012, 2011 and 2010, respectively.

Note 3—Acquisition

On August 31, 2012, we acquired from Celesio AG (Celesio) all of the voting interests of certain subsidiaries comprising the majority of Celesio’s healthcare third-party logistics business known as the Movianto Group (the acquired portion is referred to herein as Movianto) for consideration of approximately $157 million (€125 million), net of cash acquired and including debt assumed of $2.1 million (primarily capitalized lease obligations). As a result of the acquisition of Movianto, we have entered into third-party logistics for the pharmaceutical and medical device industries in the European market with an existing platform that also expands our ability to serve our U.S.-based manufacturer customers globally.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $25.0 million, which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. Adjustments relate to revised estimates, which are preliminary, pending completion of our valuation. The effect of these changes on net income for the period August 31, 2012 through September 30, 2012 was not material.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and Current Period Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$219,810	$(8,758)	$211,052
Property and equipment	72,778	17,951	90,729
Goodwill	35,990	(10,948)	25,042
Intangible assets	24,278	(2,735)	21,543
Other noncurrent assets	12,109	(445)	11,664

Total assets	364,965	(4,935)	360,030
Liabilities assumed:
Current liabilities	197,742	(7,257)	190,485
Noncurrent liabilities	9,915	2,322	12,237

Total liabilities	207,657	(4,935)	202,722

Fair value of net assets acquired, net of cash	$157,308	$—	$157,308

(1)	As previously reported in our third quarter 2012 Form 10-Q.

We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 9 years.

Goodwill of $25.0 million arising from the acquisition consists largely of expected opportunities to provide additional services to existing manufacturer customers and to expand our third-party logistics services globally. All of the goodwill was assigned to our International segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Pro forma results of operations for this acquisition have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.

The fair value of financial assets and financial liabilities acquired includes financing receivables with a fair value of $106.8 million and financing payables with a fair value of $130.4 million.

We recognized acquisition-related expenses of $10.5 million for the year ended December 31, 2012. Acquisition-related expenses include transaction costs of $8.0 million and transition costs of $2.5 million.

Note 4—Accounts and Notes Receivable, Net

Allowances for losses on accounts and notes receivable of $14.7 million, $15.6 million and $15.4 million have been applied as reductions of accounts receivable at December 31, 2012, 2011, and 2010. Write-offs of accounts and notes receivable were $1.9 million, $2.0 million and $2.8 million for 2012, 2011 and 2010.

Note 5—Merchandise Inventories

At December 31, 2012 and 2011, we had inventory of $763.8 million and $806.4 million. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $110.9 million and $106.7 million as of December 31, 2012 and 2011.

Note 6—Financing Receivables

At December 31, 2012, we had financing receivables of $124.5 million and related payables of $130.1 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.

Note 7—Property and Equipment

Property and equipment consists of the following:

December 31,	2012	2011
Warehouse equipment	$148,037	$82,813
Computer equipment	36,007	33,471
Building and improvements	62,225	25,223
Leasehold improvements	34,034	32,536
Land and improvements	16,269	13,778
Furniture and fixtures	11,132	11,330
Office equipment and other	6,010	11,814

	313,714	210,965
Accumulated depreciation and amortization	(121,873)	(102,904)

Property and equipment, net	$191,841	$108,061

Depreciation and amortization expense for property and equipment was $26.1 million, $21.2 million, and $18.0 million for the years ended December 31, 2012, 2011, and 2010.

Property held for sale of $1.1 million and $4.2 million at December 31, 2012 and 2011 is included in other assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing of sale is dependent on local market conditions.

Note 8—Goodwill and Intangible Assets

Goodwill was $274.9 million and $248.5 million at December 31, 2012 and 2011. Goodwill increased $25.0 million in 2012 as a result of the Movianto acquisition (see Note 3), $1.4 million in 2012 due to currency translation adjustments, and $1.2 million in 2011 to reflect the contribution of a business to one of our consolidated subsidiaries by a noncontrolling interest.

Intangible assets at December 31, 2012 and 2011 are as follows:

	2012		2011
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$51,603	$2,848	$31,622	$120
Accumulated amortization	(11,717)	(421)	(9,569)	(31)

Net intangible assets	$39,886	$2,427	$22,053	$89

Weighted average useful life	13 years	6years	15 years	10 years

Gross intangible assets, primarily customer relationships, increased $21.5 million in 2012 as a result of the Movianto acquisition and $1.2 million in 2012 due to currency translation adjustments. Amortization expense for intangible assets was $2.5 million for 2012, $3.1 million for 2011, and $3.0 million for 2010.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $3.2 million for 2013, $4.3 million for 2014, $4.9 million for 2015, $4.9 million for 2016 and $4.8 million for 2017.

Note 9—Exit and Realignment Costs

During the fourth quarter of 2012, we recognized total charges in our Domestic segment of $2.2 million associated with exit and realignment activities. These charges include $0.8 million related to impairment losses associated with property, plant and equipment, $1.1 million in employee severance, and $0.3 million in other expenses. We are targeting additional charges of approximately $4 million in 2013 for lease exit and other related costs.

During 2011, we recognized total charges of $12.7 million associated with exit activities and our organizational realignment. These charges included loss accruals for operating leases of $8.4 million, employee severance costs of $3.0 million and losses on property and equipment and other expenses of $1.3 million. In the fourth quarter of 2012, we recorded income of $2.6 million related to a favorable lease settlement associated with the 2011 activities.

There were no charges for exit and realignment costs in 2010.

The accrual for exit and realignment costs includes the following activity for the years ended December 31, 2012 and 2011:

	Lease obligations	Severance and Other	Total
Accrued exit and realignment costs, January 1, 2011	$—	$—	$—
Provision for exit and realignment activities	8,362	3,002	11,364
Cash payments	(98)	(1,171)	(1,269)

Accrued exit and realignment costs, December 31, 2011	8,264	1,831	10,095
Provision for exit and realignment activities	95	1,088	1,183
Change in estimate	(2,183)	—	(2,183)
Interest accretion	267	—	267
Cash payments, net of sublease income	(1,345)	(1,803)	(3,148)

Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214

Note 10—Debt

Debt consists of the following:

	2012		2011
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $ 200 million par value, maturing April 2016	$205,754	$219,500	$207,479	$217,000
Capital leases	11,837	11,837	7,077	7,077

Total debt	217,591	231,337	214,556	224,077
Less current maturities	(2,208)	(2,208)	(1,875)	(1,875)

Long-term debt	$215,383	$229,129	$212,681	$222,202

At December 31, 2012 and 2011, we had $200 million of 6.35% Senior Notes outstanding, which mature on April 15, 2016 (Senior Notes). Interest on the Senior Notes is payable semi-annually on April 15 and October 15. We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The estimated fair value interest rate used to compute the fair value of the Senior Notes at December 31, 2012 was 3.194%.

On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. This agreement replaced an existing $350 million credit agreement set to expire June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At December 31, 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit supporting our European leased facilities outstanding as of December 31, 2012 not issued under our Credit Agreement.

The Revolving Credit Facility and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2012.

We assumed debt (primarily capitalized lease obligations) of approximately $2.1 million with the acquisition of Movianto.

Cash payments for interest during 2012, 2011 and 2010 were $14.7 million, $14.1 million and $13.8 million.

Based on lease commitments outstanding at December 31, 2012, minimum capital lease payments, excluding interest, are $3.3 million in 2013, $2.7 million in 2014, $2.2 million in 2015, $1.7 million in 2016 and $1.1 million in 2017.

Note 11—Derivative Financial Instruments

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

We terminated these swaps in July 2011 and received proceeds of $4.0 million, plus accrued interest of $0.8 million. The fair value adjustment of $4.0 million to the carrying value of the related debt, plus the remaining balance of a fair value adjustment related to interest rate swaps terminated in 2008, are being recognized as an offset to interest expense using the interest method over the remaining life of the debt. We did not hold any derivative financial instruments during 2012 or 2010.

Note 12—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2012, approximately 2.1 million common shares were available for issuance under the Plan.

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

Total share-based compensation expense for December 31, 2012, 2011 and 2010, was $5.7 million, $5.7 million and $6.4 million, with recognized tax benefits of $2.2 million, $2.2 million and $2.5 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $8.8 million at December 31, 2012. This amount is expected to be recognized over a weighted-average period of 2.2 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is less than $0.5 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2012 was $2.0 million and will be recognized in 2013 if the related performance targets are met.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)

Nonvested awards at beginning of year	826	$27.97	1,027	$27.61	878	$25.00
Granted	298	29.86	318	31.45	317	30.05
Vested	(300)	23.69	(369)	26.17	(124)	22.34
Forfeited	(104)	30.35	(150)	28.43	(44)	23.50

Nonvested awards at end of year	720	30.14	826	27.97	1,027	27.61

The total value of restricted stock vesting during the years ended December 31, 2012, 2011 and 2010, was $7.1 million, $9.7 million and $2.8 million. There were no SARs outstanding at December 31, 2012 and 2011.

The following table summarizes the activity and terms of outstanding options at December 31, 2012, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2009	1,406	$20.39
Exercised	(396)	18.25
Forfeited	(17)	17.69

Options outstanding at December 31, 2010	993	21.30
Exercised	(432)	20.74
Forfeited	(5)	23.50

Options outstanding at December 31, 2011	556	21.72
Exercised	(237)	21.04
Forfeited	(7)	21.07

Options outstanding at December 31, 2012	312	22.25	1.54	$2.0

At December 31, 2012, the following stock option groups were outstanding:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Range of Exercise Prices (per share)
$12.32—17.00	15	$16.05	1.33
$17.01—22.00	136	20.78	1.81
$22.01—27.00	161	24.06	1.32

Options outstanding at December 31, 2012	312	22.25	1.54

The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010, was $1.9 million, $4.9 million, and $4.8 million. No options were granted in 2012, 2011 or 2010. All options outstanding at December 31, 2012, were vested and exercisable.

Note 13—Terminated Pension Plan

We had a noncontributory defined benefit pension plan (the Pension Plan) which covered substantially all employees who had earned benefits as of December 31, 1996. On that date, substantially all of the benefits of employees under the plan were frozen and all participants became fully vested. In 2010, we received final approval to terminate the plan, contributed $13.9 million to the plan, and completed the distribution of substantially all of the plan assets. Pension expense included on the consolidated statement of income for 2010 includes net actuarial losses of $19.6 million recognized due to the settlement of the plan’s obligations and $1.8 million in other net periodic pension cost.

Note 14—Retirement Plans

Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our matching contributions at our discretion, on a prospective basis. We incurred $9.8 million, $9.8 million, and $9.1 million of expense related to this plan in 2012, 2011 and 2010. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2012.

Retirement Plans. We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). We also sponsor defined benefit plans in some of the European countries in which we operate (International Retirement Plans). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The following table sets forth the Domestic Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$41,170	$34,996
Service cost	130	1,302
Interest cost	1,616	1,805
Actuarial loss	6,125	4,691
Benefits paid	(1,644)	(1,624)
Curtailment gain	(638)	—

Benefit obligation, end of year	$46,759	$41,170

Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Actual return on plan assets	—	—
Employer contribution	1,644	1,624
Benefits paid	(1,644)	(1,624)

Fair value of plan assets, end of year	$—	$—

Funded status at December 31	$(46,759)	$(41,170)

Amounts recognized in the consolidated balance sheets
Other current liabilities	$(1,643)	$(1,715)
Other liabilities	(45,115)	(39,454)
Accumulated other comprehensive loss	16,915	12,634

Net amount recognized	$(29,843)	$(28,535)

Accumulated benefit obligation	$46,759	$39,780

Weighted average assumptions used to determine benefit obligation
Discount rate	3.50%	4.00%
Rate of increase in compensation levels	N/A	3.00%

Plan benefit obligations of the Domestic Retirement Plan were measured as of December 31, 2012 and 2011 and as of March 31, 2012. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the Domestic Retirement Plan, which is included in selling, general, and administrative expenses in the consolidated statements of income, are as follows:

Year ended December 31,	2012	2011	2010
Service cost	$130	$1,302	$1,318
Interest cost	1,616	1,805	1,708
Amortization of prior service cost	—	293	279
Recognized net actuarial loss	971	582	286
Curtailment loss	234	—	—

Net periodic benefit cost	$2,951	$3,982	$3,591

Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.00%	5.20%	5.75%
Rate of increase in future compensation levels	3.00%	3.00%	5.50%

Amounts recognized as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $1.4 million of the net actuarial loss reported in the following table as of December 31, 2012, as a component of net periodic benefit cost during 2013.

Year ended December 31,	2012	2011
Net actuarial loss	$(16,915)	$(12,400)
Prior service cost	—	(234)
Deferred tax benefit	6,597	4,927

Amounts included in accumulated other comprehensive loss, net of tax	$(10,318)	$(7,707)

As of December 31, 2012, the expected benefit payments required for each of the next five years and the five-year period thereafter for the Domestic Retirement Plan are as follows:

Year
2013	$1,672
2014	1,774
2015	1,855
2016	1,980
2017	2,200
2018-2022	13,159

International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2012, the accumulated benefit obligation under these plans was $2.2 million.

Note 15—Income Taxes

The components of income (loss) before income taxes consists of the following:

Year ended December 31,	2012	2011	2010
Income (loss) before income taxes:
U.S.	$192,978	$189,833	$181,613
Foreign	(9,622)	—	—

Income before income taxes	$183,356	$189,833	$181,613

The income tax provision consists of the following:

Year ended December 31,	2012	2011	2010
Current tax provision:
Federal	$62,859	$50,780	$60,882
State	10,537	9,335	10,246
Foreign	(103)	—	—

Total current tax provision	73,293	60,115	71,128

Deferred tax provision (benefit):
Federal	2,529	12,983	(545)
State	438	1,537	451
Foreign	(1,907)	—	—

Total deferred tax provision (benefit)	1,060	14,520	(94)

Total income tax provision	$74,353	$74,635	$71,034

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.9%	3.7%	3.8%
Foreign income taxes	0.7%	0.0%	0.0%
Other	1.0%	0.6%	0.3%

Effective income tax rate	40.6%	39.3%	39.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2012	2011
Deferred tax assets:
Employee benefit plans	$30,138	$27,506
Accrued liabilities not currently deductible	17,610	18,943
Finance charges	7,042	7,407
Intangible assets	2,749	3,969
Property and equipment	1,593	—
Allowance for losses on accounts and notes receivable	3,885	3,868
Net operating loss carryforwards	5,540	85
Other	1,901	1,308

Total deferred tax assets	70,458	63,086
Less: valuation allowances	(3,683)	(26)

Net deferred tax assets	66,775	63,060

Deferred tax liabilities:
Merchandise inventories	70,916	74,200
Goodwill	31,020	28,594
Property and equipment	18,110	13,983
Computer software	10,576	9,076
Insurance	1,030	1,258
Intangible assets	5,266	—
Employee benefit plans	188	—
Other	1,309	136

Total deferred tax liabilities	138,415	127,247

Net deferred tax liability	$(71,640)	$(64,187)

The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2012. The valuation allowances primarily relate to net operating loss carryforwards in non-U.S. jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period.

It is our intention to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2012, we have not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are permanently reinvested, and there are no deferred tax liabilities that have not been provided.

Cash payments for income taxes, including interest, for 2012, 2011, and 2010 were $78.5 million, $61.8 million, and $55.9 million.

At December 31, 2012 and 2011, the liability for unrecognized tax benefits was $12.3 million and $13.2 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2012	2011
Unrecognized tax benefits at January 1,	$13,152	$13,412
Increases for positions taken during current period	574	1,340
Increases for positions taken during prior periods	191	4
Decreases for positions taken during prior periods	(432)	(1,383)
Lapse of statute of limitations	(1,182)	(25)
Settlements with taxing authorities	—	(196)

Unrecognized tax benefits at December 31,	$12,303	$13,152

Included in the liability for unrecognized tax benefits at December 31, 2012 and 2011, were $10.7 million and $11.5 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $1.7 million and $1.9 million at December 31, 2012 and 2011, would impact our effective tax rate if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2012 and 2011 was $0.6 million and $0.7 million. Interest income recognized during 2012 was $0.1 million. Interest expense recognized in 2011 was $0.2 million. There were no penalties accrued at December 31, 2012 or 2011 or recognized in 2012, 2011 and 2010.

We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2009 through 2011 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2009 through 2011; however, certain returns may be subject to examination for differing periods. The seller is contractually obligated to indemnify us for all income tax liabilities incurred by the Movianto business prior to its acquisition on August 31, 2012.

Note 16—Net Income per Common Share

The following table summarizes the calculation of net income per share attributable to common shareholders for the years ended December 31, 2012, 2011, and 2010.

Year ended December 31,	2012	2011	2010
Numerator:
Net income attributable to Owens & Minor, Inc.	$109,003	$115,198	$110,579
Less: income allocated to unvested restricted shares	(749)	(1,059)	(1,167)

Net income attributable to common shareholders—basic	108,254	114,139	109,412
Add: undistributed income attributable to unvested restricted shares—basic	292	480	555
Less: undistributed income attributable to unvested restricted shares—diluted	(292)	(479)	(553)

Net income attributable to common shareholders—diluted	$108,254	$114,140	$109,414

Denominator:
Weighted average shares outstanding—basic	62,765	62,756	62,315
Dilutive shares—stock options	79	168	248

Weighted average shares outstanding—diluted	62,844	62,924	62,563

Net income attributable to common shareholders:
Basic	$1.72	$1.82	$1.76
Diluted	$1.72	$1.81	$1.75

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

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2012, we repurchased in open-market transactions and retired approximately 522 thousand shares of our common stock for an aggregate of $15.0 million, or an average price per share of $28.75. As of December 31, 2012, we have approximately $18.9 million remaining under the repurchase program approved by the Board of Directors. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

The noncontrolling interest in net income was not material in 2012 or 2011.

Note 18—Commitments and Contingencies

We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services. This agreement was amended in January 2012 to extend the terms of service through December 2014. The commitment is cancelable with 180 days notice and payment of a termination fee. The termination fee is based upon certain costs which would be incurred by the vendor as a direct result of the early termination of the agreement. Based on the amended terms, the maximum termination fee payable was $3.5 million at December 31, 2012, declining each year to zero at the end of the final contract year.

Assuming no early termination of the contract, the fixed and determinable portion of the remaining obligations under this agreement are $42 million annually in 2013 and 2014. These obligations can vary annually up to a certain level for changes in the Consumer Price Index or for a significant increase in our medical/surgical distribution business. Additionally, the service fees under this contract can vary to the extent additional services are provided by the vendor which are not covered by the negotiated base fees, or as a result of reduction in services that were included in these base fees. We paid $52.5 million, $48.4 million, and $46.6 million under this contract in 2012, 2011, and 2010. We have recorded approximately $5.2 million of capital lease assets associated with this outsourcing contract.

We have a contractual commitment to the partner in our joint venture in China to purchase a minimum dollar value of products in 2016. The maximum penalty which we would incur if we do not fulfill this commitment is $1 million.

We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for five-year increments. We also lease most of our transportation and material handling equipment for terms generally ranging from five to eight years. At December 31, 2012, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, are as follows:

Total
2013	$58,944
2014	47,003
2015	38,692
2016	31,980
2017	22,786
Thereafter	75,502

Total minimum payments	$274,907

Rent expense for all operating leases for the years ended December 31, 2012, 2011, and 2010, was $60.9 million, $56.3 million, and $55.3 million.

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations total $3.0 million as of December 31, 2012. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: 2013—$2.1 million; 2014—$0.1 million; and 2015—$0.7 million. None of these contingent obligations were accrued at December 31, 2012, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of December 31, 2012, $1.4 million of deferred revenue related to outstanding contractual performance targets is included in other current liabilities.

The state of California is continuing its administrative review of certain ongoing local sales tax incentives that may be available to us. Upon completion of this review, we could potentially receive tax incentive payments for all or some of the quarterly periods beginning with the first quarter of 2009. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, collection of amounts from the parties involved, the variability in sales and our operations in California. The estimated potential payment we may receive (and related contingent gain) for prior periods could be up to $7 million.

Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

In connection with the Movianto acquisition, we entered into transition services agreements with the former owner under which it provides certain information technology and support services. The contract terms range from six to 24 months and are cancellable without penalty with thirty days notice. The maximum aggregate fees payable in 2013 under these agreements is approximately $6 million.

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

Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2012 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as either the claims are insignificant, individually and in the aggregate, or are expected to be adequately covered by insurance.

Note 20—Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. As a result of the August 31, 2012 acquisition of Movianto, we now report Movianto as a separate International business segment. Prior to the acquisition, we had one reportable business segment, which now comprises the Domestic segment. Accordingly, the Domestic segment now includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers.

We evaluate the performance of our segments based on the operating earnings of our segments excluding acquisition-related, exit and realignment, and pension settlement charges.

The following tables present financial information by segment:

Year ended December 31,	2012	2011	2010
Net revenue:
Domestic	$8,731,484	$8,627,912	$8,123,608
International	176,661	—	—

Consolidated net revenue	$8,908,145	$8,627,912	$8,123,608

Operating earnings (loss):
Domestic	$212,335	$216,683	$215,509
International	(5,418)	—	—
Acquisition-related and exit and realignment charges	(10,164)	(13,168)	—
Pension settlement charge	—	—	(19,573)

Consolidated operating earnings	$196,753	$203,515	$195,936

Interest expense, net:
Domestic	$13,091	$13,682	$14,323
International	306	—	—

Consolidated interest expense, net	$13,397	$13,682	$14,323

Income tax expense (benefit):
Domestic	$77,953	$79,810	$78,689
International	(1,636)	—	—
Acquisition-related and exit and realignment charges	(1,964)	(5,175)	—
Pension settlement charge	—	—	(7,655)

Consolidated income tax expense (benefit)	$74,353	$74,635	$71,034

Depreciation and amortization:
Domestic	$35,016	$34,135	$29,148
International	4,588	—	—

Consolidated depreciation and amortization	$39,604	$34,135	$29,148

Capital expenditures:
Domestic	$34,450	$36,315	$41,349
International	4,513	—	—

Consolidated capital expenditures	$38,963	$36,315	$41,349

December 31,	2012	2011
Total assets:
Domestic	$1,723,699	$1,810,877
International	386,114	—

Segment assets	2,109,813	1,810,877
Cash and cash equivalents	97,888	135,938

Consolidated total assets	$2,207,701	$1,946,815

The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services. International operations consist of Movianto’s operations in the United Kingdom, Germany, France, and other European countries.

Year ended December 31,	2012	2011	2010
Net revenue:
United States	$8,731,484	$8,627,912	$8,123,608
United Kingdom	86,332	—	—
France	54,159	—	—
Germany	13,670	—	—
Other European countries	22,500	—	—

Total net revenue	$8,908,145	$8,627,912	$8,123,608

December 31,	2012	2011	2010
Long-lived assets:
United States	$162,333	$159,939	$153,637
Germany	54,826	—	—
United Kingdom	40,609	—	—
France	7,960	—	—
Other European countries	28,159	—	—

Total long-lived assets	$293,887	$159,939	$153,637

Note 21—Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc.; the guarantors of Owens & Minor, Inc.’s Senior Notes, on a combined basis; and the non-guarantor subsidiaries of the Senior Notes, on a combined basis. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several, and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

Year ended December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,731,484	$205,009	$(28,348)	$8,908,145
Cost of goods sold	—	7,885,030	126,128	(27,667)	7,983,491

Gross margin	—	846,454	78,881	(681)	924,654
Selling, general and administrative expenses	1,573	599,046	81,976	—	682,595
Acquisition-related and exit and realignment charges	—	(366)	10,530	—	10,164
Depreciation and amortization	1	34,944	4,659	—	39,604
Other operating (income) expense, net	—	(3,015)	(1,447)	—	(4,462)

Operating (loss) earnings	(1,574)	215,845	(16,837)	(681)	196,753
Interest expense (income), net	16,677	(3,588)	308	—	13,397

(Loss) income before income taxes	(18,251)	219,433	(17,145)	(681)	183,356
Income tax (benefit) provision	(7,121)	85,157	(3,683)	—	74,353
Equity in earnings of subsidiaries	120,133	—	—	(120,133)	—

Net income (loss)	109,003	134,276	(13,462)	(120,814)	109,003
Other comprehensive income (loss), net of tax	7,088	(2,611)	9,749	(7,138)	7,088

Comprehensive income (loss)	$116,091	$131,665	$(3,713)	$(127,952)	$116,091

Condensed Consolidating Financial Information

Year ended December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,627,786	$126	$—	$8,627,912
Cost of goods sold	—	7,770,359	16	—	7,770,375

Gross margin	—	857,427	110	—	857,537
Selling, general and administrative expenses	1,123	608,905	629	—	610,657
Acquisition-related and exit and realignment charges	—	13,168	—	—	13,168
Depreciation and amortization	—	34,135	—	—	34,135
Other operating expense (income), net	677	(4,511)	(104)	—	(3,938)

Operating (loss) earnings	(1,800)	205,730	(415)	—	203,515
Interest expense, net	9,749	3,855	78	—	13,682

Income (loss) before income taxes	(11,549)	201,875	(493)	—	189,833
Income tax (benefit) provision	(4,538)	79,320	(147)	—	74,635
Equity in earnings of subsidiaries	122,209	—	—	(122,209)	—

Net income (loss)	115,198	122,555	(346)	(122,209)	115,198
Other comprehensive loss, net of tax	(2,378)	(2,328)	—	2,328	(2,378)

Comprehensive income (loss)	$112,820	$120,227	$(346)	$(119,881)	$112,820

Condensed Consolidating Financial Information

Year ended December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,121,944	$1,664	$—	$8,123,608
Cost of goods sold	—	7,315,791	92	—	7,315,883

Gross margin	—	806,153	1,572	—	807,725
Selling, general and administrative expenses	1,900	560,550	1,719	—	564,169
Pension expense	—	21,366	—	—	21,366
Depreciation and amortization	—	29,144	4	—	29,148
Other operating (income) expense, net	(313)	(2,581)	—	—	(2,894)

Operating (loss) earnings	(1,587)	197,674	(151)	—	195,936
Interest expense, net	10,396	3,861	66	—	14,323

(Loss) income before income taxes	(11,983)	193,813	(217)	—	181,613
Income tax (benefit) provision	(4,687)	75,806	(85)	—	71,034
Equity in earnings of subsidiaries	117,875	—	—	(117,875)	—

Net income (loss)	110,579	118,007	(132)	(117,875)	110,579
Other comprehensive income, net of tax	7,917	7,967	—	(7,967)	7,917

Comprehensive income (loss)	$118,496	$125,974	$(132)	$(125,842)	$118,496

Condensed Consolidating Financial Information

December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$58,190	$13,641	$26,057	$—	$97,888
Accounts and notes receivable, net	—	474,533	82,216	(3,247)	553,502
Merchandise inventories	—	750,046	14,391	(681)	763,756
Other current assets	1,627	76,036	137,593	(1,508)	213,748

Total current assets	59,817	1,314,256	260,257	(5,436)	1,628,894
Property and equipment, net	16	95,516	96,309	—	191,841
Goodwill, net	—	247,271	27,613	—	274,884
Intangible assets, net	—	19,972	22,341	—	42,313
Due from O&M and subsidiaries	—	236,612	34,248	(270,860)	—
Advances to and investments in consolidated subsidiaries	1,434,186	—	—	(1,434,186)	—
Other assets, net	6,885	55,781	14,238	(7,135)	69,769

Total assets	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$45,300	$518,545	$42,542	$(3,250)	$603,137
Accrued payroll and related liabilities	—	18,201	7,267	—	25,468
Deferred income taxes	—	43,110	—	(2,352)	40,758
Other current liabilities	6,464	92,318	156,142	—	254,924

Total current liabilities	51,764	672,174	205,951	(5,602)	924,287
Long-term debt, excluding current portion	205,754	6,592	3,037	—	215,383
Due to O&M and subsidiaries	270,860	—	—	(270,860)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	30,141	7,069	(6,289)	30,921
Other liabilities	—	58,578	4,876	—	63,454

Total liabilities	528,378	906,375	220,933	(421,641)	1,234,045

Equity					—
Common stock	126,544	—	1,500	(1,500)	126,544
Paid-in capital	187,394	242,024	258,635	(500,659)	187,394
Retained earnings (deficit)	658,994	831,327	(36,941)	(794,386)	658,994
Accumulated other comprehensive loss	(406)	(10,318)	9,749	569	(406)

Total Owens & Minor, Inc. shareholders’ equity	972,526	1,063,033	232,943	(1,295,976)	972,526

Noncontrolling interest	—	—	1,130	—	1,130

Total equity	972,526	1,063,033	234,073	(1,295,976)	973,656

Total liabilities and equity	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Condensed Consolidating Financial Information

December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$120,010	$14,809	$1,119	$—	$135,938
Accounts and notes receivable, net	—	506,633	125	—	506,758
Merchandise inventories	—	806,281	85	—	806,366
Other current assets	139	76,696	35	(107)	76,763

Total current assets	120,149	1,404,419	1,364	(107)	1,525,825
Property and equipment, net	—	107,878	183	—	108,061
Goodwill, net	—	247,271	1,227	—	248,498
Intangible assets, net	—	22,142	—	—	22,142
Due from O&M and subsidiaries	—	—	40,888	(40,888)	—
Advances to and investments in consolidated subsidiaries	1,142,592	—	—	(1,142,592)	—
Other assets, net	779	41,373	137	—	42,289

Total assets	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Liabilities and equity
Current liabilities
Accounts payable	$113,100	$462,604	$89	$—	$575,793
Accrued payroll and related liabilities	—	20,653	15	—	20,668
Deferred income taxes	—	42,296	—	—	42,296
Other current liabilities	6,505	86,980	230	(107)	93,608

Total current liabilities	119,605	612,533	334	(107)	732,365
Long-term debt, excluding current portion	207,480	5,201	—	—	212,681
Due to O&M and subsidiaries	18,348	22,540	—	(40,888)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	21,894	—	—	21,894
Other liabilities	—	60,658	—	—	60,658

Total liabilities	345,433	861,716	334	(179,885)	1,027,598

Equity
Common stock	126,900	—	1,500	(1,500)	126,900
Paid-in capital	179,052	242,024	64,314	(306,338)	179,052
Retained earnings (deficit)	619,629	727,050	(23,479)	(703,571)	619,629
Accumulated other comprehensive loss	(7,494)	(7,707)	—	7,707	(7,494)

Total Owens & Minor, Inc. shareholders’ equity	918,087	961,367	42,335	(1,003,702)	918,087

Noncontrolling interest	—	—	1,130	—	1,130

Total equity	918,087	961,367	43,465	(1,003,702)	919,217

Total liabilities and equity	$1,263,520	$1,823,083	$43,799	$(1,183,587)	$1,946,815

Condensed Consolidating Financial Information

Year ended December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$109,003	$134,276	$(13,462)	$(120,814)	$109,003
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(120,133)	—	—	120,133	—
Depreciation and amortization	1	34,944	4,659	—	39,604
Deferred income tax expense	—	2,933	(1,873)	—	1,060
Provision for LIFO reserve	—	4,194	—	—	4,194
Share-based compensation expense	—	5,697	—	—	5,697
Provision for losses on accounts and notes receivable	—	587	417	—	1,004
Changes in operating assets and liabilities:
Accounts and notes receivable	—	31,513	(7,599)	3,247	27,161
Merchandise inventories	—	52,041	1,818	681	54,540
Accounts payable	(67,800)	55,941	(3,585)	(3,250)	(18,694)
Net change in other assets and liabilities	19	(2,653)	(1,859)	3	(4,490)
Other, net	(1,738)	1,236	(71)	—	(573)

Cash provided by (used for) operating activities	(80,648)	320,709	(21,555)	—	218,506

Investing activities:
Acquisition, net of cash acquired	—	—	(155,210)	—	(155,210)
Additions to property and equipment	—	(4,249)	(5,583)	—	(9,832)
Additions to computer software and intangible assets	—	(27,960)	(1,171)	—	(29,131)
Proceeds from sale of property and equipment	—	1,057	2,241	—	3,298

Cash used for investing activities	—	(31,152)	(159,723)	—	(190,875)

Financing activities:
Change in intercompany advances	86,131	(287,200)	201,069	—	—
Cash dividends paid	(55,681)	—	—	—	(55,681)
Repurchases of common stock	(15,000)	—	—	—	(15,000)
Financing costs paid	—	(1,303)	—	—	(1,303)
Excess tax benefits related to share-based compensation	1,293	—	—	—	1,293
Proceeds from exercise of stock options	4,986	—	—	—	4,986
Other, net	(2,901)	(2,222)	2,413	—	(2,710)

Cash provided by (used for) financing activities	18,828	(290,725)	203,482	—	(68,415)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,734	—	2,734

Net increase (decrease) in cash and cash equivalents	(61,820)	(1,168)	24,938	—	(38,050)
Cash and cash equivalents at beginning of year	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of year	$58,190	$13,641	$26,057	$—	$97,888

Condensed Consolidating Financial Information

Year ended December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$115,198	$122,555	$(346)	$(122,209)	$115,198
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(122,209)	—	—	122,209	—
Depreciation and amortization	—	34,135	—	—	34,135
Deferred income tax expense	—	14,520	—	—	14,520
Provision for LIFO reserve		13,700			13,700
Share-based compensation expense	—	5,674	—	—	5,674
Provision for losses on accounts and notes receivable	—	2,176	—	—	2,176
Pension contributions	—	(409)	—	—	(409)
Changes in operating assets and liabilities:					—
Accounts and notes receivable	313	(37,461)	(125)	—	(37,273)
Merchandise inventories	—	(99,865)	(85)	—	(99,950)
Accounts payable	113,100	(69,128)	86	—	44,058
Net change in other assets and liabilities	539	(25,338)	145	—	(24,654)
Other, net	(998)	2,339	(97)	—	1,244

Cash provided by (used for) operating activities of continuing operations	105,943	(37,102)	(422)	—	68,419

Investing activities:
Additions to property and equipment	—	(24,798)	(183)	—	(24,981)
Additions to computer software and intangible assets	—	(11,197)	(137)	—	(11,334)
Proceeds from sale of property and equipment	—	2,430	—	—	2,430

Cash used for investing activities of continuing operations	—	(33,565)	(320)	—	(33,885)

Financing activities:
Change in intercompany advances	(87,415)	85,276	2,139	—	—
Cash dividends paid	(50,909)	—	—	—	(50,909)
Repurchases of common stock	(16,124)	—	—	—	(16,124)
Excess tax benefits related to share-based compensation	2,154	—	—	—	2,154
Proceeds from termination of interest rate swaps	4,005	—	—	—	4,005
Proceeds from exercise of stock options	9,179	—	—	—	9,179
Other, net	(3,720)	(2,116)	—	—	(5,836)

Cash provided by (used for) financing activities of continuing operations	(142,830)	83,160	2,139	—	(57,531)

Discontinued operations:
Operating cash flows	—	—	(278)	—	(278)

Net cash used for discontinued operations	—	—	(278)	—	(278)

Net increase (decrease) in cash and cash equivalents	(36,887)	12,493	1,119	—	(23,275)
Cash and cash equivalents at beginning of year	156,897	2,316	—	—	159,213

Cash and cash equivalents at end of year	$120,010	$14,809	$1,119	$—	$135,938

Condensed Consolidating Financial Information

Year ended December 31, 2010	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$110,579	$118,007	$(132)	$(117,875)	$110,579
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(117,875)	—	—	117,875	—
Depreciation and amortization	—	29,144	4	—	29,148
Deferred income tax benefit	—	(94)	—	—	(94)
Provision for LIFO reserve	—	11,088	—	—	11,088
Share-based compensation expense	534	5,824	—	—	6,358
Provision for losses on accounts and notes receivable	—	1,808	—	—	1,808
Pension expense	—	21,366	—	—	21,366
Pension contributions	—	(13,850)	—	—	(13,850)
Changes in operating assets and liabilities:
Accounts and notes receivable	(313)	24,924	—	—	24,611
Merchandise inventories	—	(41,315)	—	—	(41,315)
Accounts payable	—	(15,252)	(2)	—	(15,254)
Net change in other assets and liabilities	(142)	9,825	(349)	—	9,334
Other, net	(1,153)	557	—	—	(596)

Cash provided by (used for) operating activities of continuing operations	(8,370)	152,032	(479)	—	143,183

Investing activities:
Additions to property and equipment	—	(31,221)	—	—	(31,221)
Additions to computer software and intangible assets	—	(10,128)	—	—	(10,128)
Proceeds from sale of property and equipment	—	3,926	—	—	3,926

Cash used for investing activities of continuing operations	—	(37,423)	—	—	(37,423)

Financing activities:
Change in intercompany advances	108,634	(110,490)	1,856	—	—
Cash dividends paid	(44,780)	—	—	—	(44,780)
Financing costs paid		(2,795)			(2,795)
Excess tax benefits related to share-based compensation	2,091	—	—	—	2,091
Proceeds from exercise of stock options	7,234	—	—	—	7,234
Other, net	—	(2,773)	—	—	(2,773)

Cash provided by (used for) financing activities of continuing operations	73,179	(116,058)	1,856	—	(41,023)

Discontinued operations:
Operating cash flows	—	—	(1,660)	—	(1,660)

Net cash used for discontinued operations	—	—	(1,660)	—	(1,660)

Net increase (decrease) in cash and cash equivalents	64,809	(1,449)	(283)	—	63,077
Cash and cash equivalents at beginning of year	92,088	3,765	283	—	96,136

Cash and cash equivalents at end of year	$156,897	$2,316	$—	$—	$159,213

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Owens & Minor, Inc.:

We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Owens & Minor, Inc. acquired Movianto on August 31, 2012, and management excluded from its assessment of the effectiveness of Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2012, Movianto’s internal control over financial reporting associated with total assets of $411.0 million and total revenues of $176.7 million included in the consolidated financial statements of Owens & Minor, Inc. Our audit of internal control over financial reporting of Owens & Minor, Inc. also excluded an evaluation of the internal control over financial reporting of Movianto.

Richmond, Virginia

February 22, 2013

SELECTED QUARTERLY FINANCIAL INFORMATION

(unaudited)

	Year Ended December 31, 2012(1)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$2,217,882	$2,185,444	$2,179,895	$2,324,924
Gross margin	$214,328	$211,429	$228,123	$270,774
Net income	$29,360	$30,113	$24,597	$24,934
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.46	$0.48	$0.39	$0.40
Diluted	$0.46	$0.48	$0.39	$0.39
Cash dividends per common share	$0.22	$0.22	$0.22	$0.22
Market price:
High	$31.28	$30.63	$31.10	$30.27
Low	$27.59	$27.64	$27.81	$27.01

	Year Ended December 31, 2011
	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter(2)	Quarter(2)
Net revenue	$2,123,815	$2,131,448	$2,176,759	$2,195,890
Gross margin	$210,775	$216,066	$216,682	$214,014
Net income	$28,740	$29,164	$33,352	$23,942
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.45	$0.46	$0.53	$0.38
Diluted	$0.45	$0.46	$0.53	$0.38
Cash dividends per common share	$0.20	$0.20	$0.20	$0.20
Market price:
High	$32.48	$35.20	$35.48	$31.52
Low	$28.92	$32.45	$26.74	$26.67

(1)

We incurred charges of $0.6 million ($0.4 million after tax) in the second quarter of 2012, $7.8 million ($6.6 million after tax, or $0.10 per diluted common share) in the third quarter of 2012 and $1.7 million ($1.2 million after tax, or $0.02 per diluted common share) in the fourth quarter of 2012 associated with acquisition-related and exit and realignment activities.

(2)

We incurred charges of $0.4 million ($0.2 million after tax) in the third quarter of 2011 and $12.8 million ($7.8 million after tax, or $0.13 per diluted common share) in the fourth quarter of 2011 associated with exit and realignment activities.

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated October 23, 2012)

4.1	Indenture, dated as of April 7, 2006, for the Senior Notes due 2016 among the Company, Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Owens & Minor Healthcare Supply, Inc., Access Diabetic Supply, LLC and SunTrust Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated April 7, 2006)

4.2	Form of Global Security for the Senior Notes due 2016 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated April 7, 2006)

4.3	Rights Agreement dated as of April 30, 2004, between Owens & Minor, Inc., and Bank of New York, as Rights Agent (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 4.6, for the year ended December 31, 2003)

10.1	Owens & Minor, Inc. 1998 Stock Option and Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-61550, Exhibit 4)*

10.2	Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference from Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 1998 (File No. 001-09810))*

10.3	Amendment No. 1 to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 1998)*

10.4	Amendment to Owens & Minor, Inc. 1998 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarter ended March 31, 2008)*

10.5	Owens & Minor, Inc. 2003 Directors’ Compensation Plan (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

10.6	Amendment to 2003 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2008)*

10.7	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2008)*

10.8	Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.9	Deferral Election Form for The Owens & Minor, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9 for the year ended December 31, 2010)*

10.10	Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10 for the year ended December 31, 2010)*

10.11	Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.12	Resolutions of the Board of Directors of the Company amending the SERP (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.12 for the year ended December 31, 2011)*

10.13	Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.14	Owens & Minor, Inc. Executive Deferred Compensation Plan as amended and restated effective January 1, 2005 (incorporated by reference to the Company’s Annual Report on Form 10-K Exhibit 10.13 for the year ended December 31, 2010)*

10.15	Amended and Restated Owens & Minor, Inc. Deferred Compensation Trust Agreement (“Deferred Compensation Trust”) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.4, dated December 31, 2004)*

10.16	Resolutions of the Board of Directors of the Company amending the Deferred Compensation Trust (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated December 31, 2004)*

10.17	Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.18	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.19	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.20	Resolutions of the Board of Directors of the Company amending the Owens & Minor, Inc. Pension Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.21	Amendment No. 3 to Pension Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended September 30, 2008)*

10.22	Fourth Amendment to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.24, for the year ended December 31, 2009)*

10.23	Fifth, Sixth, and Seventh Amendments to Pension Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.22 for the year ended December 31, 2010)*

10.24	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.25	Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.26	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.27	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 17, 2010 (File No. 001-09810))*

10.28	Form of Owens & Minor, Inc. Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.29	Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.30	Form of Performance Share Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.31 for the year ended December 31, 2011) *

10.31	Form of Performance Share Award Agreement*—filed herewith

10.32	Form of Annual Executive Incentive Program (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.32 for the year ended December 31, 2011) *

10.33	Form of Annual Executive Incentive Program*—filed herewith

10.34	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.35	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.36	Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc., and Owens & Minor Medical, Inc. (as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors), Wells Fargo Bank, N.A. (as Administrative Agent), JPMorgan Chase Bank, N.A. (as Syndication Agent) and a syndicate of banks as specified on the signature pages thereof (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012)

10.37	Share Purchase Agreement dated August 31, 2012 between Celesio AG, Admenta Deutschland GmbH, Admenta Denmark ApS, Admenta France S.A. and OCP Portugal Produtos Farmaceuticos, S.A. (as Sellers) and O&M-Movianto Nederland B.V., O&M-Movianto UK Holdings Ltd, O&M-Movianto France Holdings SAS (as Purchasers) and Owens & Minor, Inc. (as Purchasers’ Guarantor) (incorporated herein by reference to our Current Report on Form 8-K, Exhibit10.1, dated September 4, 2012)

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16—Net Income per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February, 2013.

OWENS & MINOR, INC.

/s/ Craig R. Smith
Craig R. Smith President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of February, 2013:

/s/ Craig R. Smith	/s/ John W. Gerdelman
Craig R. Smith	John W. Gerdelman
President & Chief Executive Officer	Director

/s/ Michael W. Lowry	/s/ Lemuel E. Lewis
Michael W. Lowry	Lemuel E. Lewis
Treasurer, Interim Chief Financial Officer, and Interim Chief Accounting Officer (Principal Financial Officer & Principal Accounting Officer)	Director

/s/ G. Gilmer Minor, III	/s/ Martha H. Marsh
G. Gilmer Minor, III	Martha H. Marsh
Chairman of the Board of Directors	Director

/s/ A. Marshall Acuff, Jr.	/s/ Eddie N. Moore, Jr.
A. Marshall Acuff, Jr. Director	Eddie N. Moore, Jr. Director

/s/ J. Alfred Broaddus, Jr.	/s/ James E. Rogers
J. Alfred Broaddus, Jr. Director	James E. Rogers Lead Director

/s/ Richard E. Fogg	/s/ Robert C. Sledd
Richard E. Fogg Director	Robert C. Sledd Director

/s/ Anne Marie Whittemore
Anne Marie Whittemore Director

Corporate Officers

Craig R. Smith (61)

President & Chief Executive Officer

President since 1999 and Chief Executive Officer since July 2005. Mr. Smith has been with the company since 1989.

James L. Bierman (60)

Executive Vice President & Chief Operating Officer

Executive Vice President & Chief Operating Officer since March 2012. Previously, Mr. Bierman served as Executive Vice President & Chief Financial Officer from April 2011 to March 2012. Prior to that, Mr. Bierman served as Senior Vice President & Chief Financial Officer from June 2007 to April 2011. Prior to joining Owens & Minor, Mr. Bierman served as Executive Vice President & Chief Financial Officer at Quintiles Transnational Corp. from 2001 to 2004. He joined Quintiles in 1998. Prior to that Mr. Bierman was a partner of Arthur Andersen LLP from 1988 to 1998. Mr. Bierman joined the company in 2007.

Charles C. Colpo (55)

Senior Vice President, Operations

Senior Vice President, Operations, since March 2012. Prior to that, Mr. Colpo served as Executive Vice President & Chief Operating Officer from 2010 to 2012. Mr. Colpo served as Executive Vice President, Administration from 2008 until 2010 and as Senior Vice President, Operations, from 1999 until 2008. Mr. Colpo has been with the company since 1981.

Erika T. Davis (49)

Senior Vice President, Human Resources

Senior Vice President, Human Resources, since 2001. From 1999 to 2001, Ms. Davis was Vice President of Human Resources. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (61)

Senior Vice President, General Counsel & Corporate Secretary

Senior Vice President, General Counsel & Corporate Secretary since joining Owens & Minor in 2003. Previously, Ms. den Hartog served as a partner of McGuireWoods LLP from 1990 to 2003.

Michael W. Lowry (51)

Treasurer, Interim Chief Financial Officer, and Interim Chief Accounting Officer

Interim Chief Financial Officer and Interim Chief Accounting Officer since February 2013, and Operating Vice President, Treasurer since 2009. Since joining Owens & Minor in 1988, Mr. Lowry has served in a variety of finance roles and has expertise in credit management, treasury operations, and mergers & acquisitions, as well as accounting. He joined the company in 1988 after working in public accounting.

Richard W. Mears (52)

Senior Vice President, Chief Information Officer

Senior Vice President, Chief Information Officer since joining Owens & Minor in 2005. Previously, Mr. Mears was an Executive Director with Perot Systems (now Dell Perot Systems) from 2003 to 2005.

Brian J. Shotto (49)

Senior Vice President, Specialty Services

Senior Vice President, Specialty Services since joining Owens & Minor in October 2011. Mr. Shotto served as a Principal Consultant for the Blue Fin Group from 2009 until 2011. Prior to that he served as Vice President, Distribution Strategy – Healthcare Logistics Strategy Group, UPS, from 2006 to 2009, a company he joined in 2000. Mr. Shotto also served the American Red Cross as Vice President, Supply Chain Operations from 1999 to 2000. Previously, Mr. Shotto was Vice President, Operations – Healthcare, FedEx Supply Chain Services / Caliber Logistics from 1996 to 1999, a company he joined in 1990.

Mark A. Van Sumeren (55)

Senior Vice President, Strategy & Business Development

Senior Vice President, Strategy & Business Development since 2009 and Senior Vice President, Business Development, from 2007 to 2009. Prior to that, Mr. Van Sumeren was Senior Vice President, OMSolutionsSM from 2003 to 2006. Mr. Van Sumeren served as Vice President for Cap Gemini Ernst & Young from 2000 to 2003. He has been with the company since 2003.

Numbers inside parentheses indicate age.