Form 10-Q
period 2013-03-31
OWENS & MINOR INC/VA/
filed 2013-05-03
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 19, 2013, was 63,326,242 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Net revenue	$2,275,709	$2,217,882
Cost of goods sold	1,996,657	2,003,554

Gross margin	279,052	214,328
Selling, general, and administrative expenses	217,721	155,572
Acquisition-related and exit and realignment charges	2,010	—
Depreciation and amortization	12,629	8,578
Other operating income, net	(1,192)	(1,694)

Operating earnings	47,884	51,872
Interest expense, net	3,199	3,422

Income before income taxes	44,685	48,450
Income tax provision	18,587	19,090

Net income	$26,098	$29,360

Net income per common share—basic	$0.41	$0.46
Net income per common share—diluted	$0.41	$0.46
Cash dividends per common share	$0.24	$0.22

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Net income	$26,098	$29,360
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax benefit of $385)	(7,827)	—
Change in unrecognized net periodic pension costs (net of income tax benefit: $134 in 2013 and $225 in 2012)	208	351
Amounts recognized in interest expense, net (net of income tax benefit: $8 in 2013 and 2012)	(13)	(13)

Other comprehensive income (loss)	(7,632)	338

Comprehensive income	$18,466	$29,698

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012
(in thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$218,563	$97,888
Accounts and notes receivable, net of allowances of $14,472 and $14,722	581,121	553,502
Merchandise inventories	743,247	763,756
Other current assets	205,342	213,748

Total current assets	1,748,273	1,628,894
Property and equipment, net of accumulated depreciation of $128,867 and $121,873	187,927	191,841
Goodwill, net	272,878	274,884
Intangible assets, net	39,645	42,313
Other assets, net	72,199	69,769

Total assets	$2,320,922	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$693,616	$603,137
Accrued payroll and related liabilities	18,823	25,468
Deferred income taxes	41,455	40,758
Other accrued liabilities	282,974	254,924

Total current liabilities	1,036,868	924,287
Long-term debt, excluding current portion	214,243	215,383
Deferred income taxes	28,639	30,921
Other liabilities	63,622	63,454

Total liabilities	1,343,372	1,234,045

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized—10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,335 shares and 63,271 shares	126,672	126,544
Paid-in capital	190,004	187,394
Retained earnings	667,782	658,994
Accumulated other comprehensive loss	(8,038)	(406)

Total Owens & Minor, Inc. shareholders’ equity	976,420	972,526
Noncontrolling interest	1,130	1,130

Total equity	977,550	973,656

Total liabilities and equity	$2,320,922	$2,207,701

See accompanying notes to financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012
Operating activities:
Net income	$26,098	$29,360
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	12,629	8,578
Share-based compensation expense	1,910	2,385
Provision for losses on accounts and notes receivable	107	190
Deferred income tax benefit	(56)	(1,465)
Changes in operating assets and liabilities:
Accounts and notes receivable	(34,575)	7,553
Merchandise inventories	21,784	82,160
Accounts payable	98,198	(38,279)
Net change in other assets and liabilities	28,981	11,609
Other, net	(465)	(194)

Cash provided by operating activities	154,611	101,897

Investing activities:
Additions to property and equipment	(7,513)	(4,536)
Additions to computer software and intangible assets	(7,264)	(3,840)
Proceeds from sale of property and equipment	44	99

Cash used for investing activities	(14,733)	(8,277)

Financing activities:
Cash dividends paid	(15,199)	(14,001)
Repurchases of common stock	(2,282)	(3,750)
Excess tax benefits related to share-based compensation	207	690
Proceeds from exercise of stock options	1,792	3,371
Other, net	(1,958)	(1,941)

Cash used for financing activities	(17,440)	(15,631)

Effect of exchange rate changes on cash and cash equivalents	(1,763)	—

Net increase in cash and cash equivalents	120,675	77,989
Cash and cash equivalents at beginning of period	97,888	135,938

Cash and cash equivalents at end of period	$218,563	$213,927

Supplemental disclosure of cash flow information:
Income taxes paid, net	$1,540	$1,201
Interest paid	$698	$541

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
(in thousands, except per share data)
Balance, December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				29,360			29,360
Other comprehensive income					338		338

Comprehensive income							29,698

Dividends declared ($0.22 per share)				(13,967)			(13,967)
Shares repurchased and retired	(125)	(249)		(3,501)			(3,750)
Share-based compensation expense, exercises and other	197	390	4,338				4,728

Balance, March 31, 2012	63,521	$127,041	$183,390	$631,521	$(7,156)	$1,130	$935,926

Balance, December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				26,098			26,098
Other comprehensive loss					(7,632)		(7,632)

Comprehensive income							18,466

Dividends declared ($0.24 per share)				(15,176)			(15,176)
Shares repurchased and retired	(74)	(148)		(2,134)			(2,282)
Share-based compensation expense, exercises and other	138	276	2,610				2,886

Balance, March 31, 2013	63,335	$126,672	$190,004	$667,782	$(8,038)	$1,130	$977,550

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

The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 8 for the fair value of long-term debt.

3.	Acquisition

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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $25 million, which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date, pending completion of our valuation. There were no adjustments to our preliminary fair value estimates in the first three months of 2013.

	Preliminary Fair Value Originally Estimated as of Acquisition Date(1)	Measurement Period Adjustments Recorded During the Period	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$211,052	$—	$211,052
Property and equipment	90,729	—	90,729
Goodwill	25,042	—	25,042
Intangible assets	21,543	—	21,543
Other noncurrent assets	11,664	—	11,664

Total assets	360,030	—	360,030
Liabilities assumed:
Current liabilities	190,485	—	190,485
Noncurrent liabilities	12,237	—	12,237

Total liabilities	202,722	—	202,722

Fair value of net assets acquired, net of cash	$157,308	$—	$157,308

(1)	As previously reported in our 2012 Form 10-K.

We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 9 years.

Goodwill of $25,042 thousand arising from the acquisition consists largely of expected opportunities to provide additional services to existing manufacturer customers and to expand our third-party logistics services globally. All of the goodwill was assigned to our International segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of financial assets and financial liabilities acquired includes financing receivables with a fair value of $106.8 million and financing payables with a fair value of $130.4 million.

Acquisition-related costs consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate an acquisition, costs to perform post-closing activities to establish a tax-efficient organizational structure, and costs to transition the acquired company’s information technology and other operations and administrative functions from the former owner. We incurred $0.6 million in pre-tax acquisition-related costs in the first three months of 2013.

4.	Financing receivables

At March 31, 2013 and December 31, 2012, we had financing receivables of $125.1 million and $124.5 million and related payables of $146.1 million and $130.1 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill were as follows:

	Domestic Segment	International Segment	Total
At December 31, 2012:	$248,498	$26,386	$274,884
Currency translation adjustments	—	(2,006)	(2,006)

At March 31, 2013:	$248,498	$24,380	$272,878

There were no changes to goodwill for the three month period ended March 31, 2012.

Intangible assets at March 31, 2013, and December 31, 2012, were as follows:

	Customer Relationships	Other Intangibles	Total
At March 31, 2013:
Gross intangible assets	$49,700	$2,577	$52,277
Accumulated amortization	(12,106)	(526)	(12,632)

Net intangible assets	$37,594	$2,051	$39,645

At December 31, 2012:
Gross intangible assets	$51,603	$2,848	$54,451
Accumulated amortization	(11,717)	(421)	(12,138)

Net intangible assets	$39,886	$2,427	$42,313

Amortization expense for intangible assets was $0.9 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $2.2 million for the remainder of 2013, $4.2 million for 2014, $4.8 million for 2015, $4.9 million for 2016 and $4.7 million for 2017.

6.	Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of distribution centers and closure of offsite warehouses. During the first three months of 2013, we recognized total charges of $0.9 million in the Domestic segment and $0.5 million in the International segment associated with these activities. These charges include $0.5 million in loss accruals for operating leases, and the remainder is due to losses on property and equipment and other expenses. We expect additional exit and realignment charges of approximately $3.1 million over the remainder of 2013 for activities initiated in the Domestic segment through March 31, 2013.

The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2013:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214
Provision for exit and realignment activities	538	3	541
Cash payments, net of sublease income	(4,844)	(147)	(4,991)

Accrued exit and realignment costs, March 31, 2013	$792	$972	$1,764

7.	Retirement Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The components of net periodic pension cost for the Domestic Retirement Plan, which are included in selling, general and administrative expenses, for the three months ended March 31, 2013 and 2012, are as follows:

Three months ended March 31,	2013	2012
Service cost	$—	$130
Interest cost	402	404
Recognized net actuarial loss	342	257
Curtailment loss	—	234

Net periodic pension cost	$744	$1,025

Certain of our foreign subsidiaries have defined benefit and health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.3 million for the three months ended March 31, 2013.

8.	Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of March 31, 2013 and December 31, 2012, the estimated fair value of the Senior Notes was $218.5 million and $219.5 million, and the related carrying amount was $205.3 million and $205.8 million. The estimated fair value interest rate used to compute the fair value of the Senior Notes at March 31, 2013 and December 31, 2012 was 3.129% and 3.194%.

We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. Under this credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At March 31, 2013, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit outstanding as of March 31, 2013, which supports our European leased facilities.

9.	Income Taxes

The provision for income taxes was $18.6 million for the three months ended March 31, 2013, compared to $19.1 million for the same period of 2012. The effective tax rate was 41.6% for the three months ended March 31, 2013, compared to 39.4% for the same period of 2012. This increase is largely due to the impact of foreign taxes.

10.	Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Numerator:
Net income	$26,098	$29,360
Less: income allocated to unvested restricted shares	(195)	(234)

Net income attributable to common shareholders—basic	25,903	29,126
Add: undistributed income attributable to unvested restricted shares—basic	58	96
Less: undistributed income attributable to unvested restricted shares—diluted	(58)	(96)

Net income attributable to common shareholders—diluted	$25,903	$29,126

Denominator:
Weighted average shares outstanding—basic	62,687	62,802
Dilutive shares—stock options	58	99

Weighted average shares outstanding—diluted	62,745	62,901

Net income per share attributable to common shareholders:
Basic	$0.41	$0.46
Diluted	$0.41	$0.46

11.	Shareholders’ Equity

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the first three months of 2013, we repurchased in open-market transactions and retired approximately 74 thousand shares of our common stock for an aggregate of $2.3 million, or an average price per share of $30.79. During the first quarter of 2012, we repurchased in open-market transactions and retired approximately 125 thousand shares of our common stock for an aggregate of $3.8 million, or an average price per share of $30.08. As of March 31, 2013, we had approximately $16.6 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

12.	Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 and 2012:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
At December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	—	(8,212)	—	(8,212)
Amounts reclassified from accumulated other comprehensive income (loss)	342	—	(21)	321
Income tax	(134)	385	8	259

Other comprehensive income (loss)	208	(7,827)	(13)	(7,632)

At March 31, 2013	$(10,110)	$1,922	$150	$(8,038)

At December 31, 2011	$(7,707)	$—	$213	$(7,494)
Other comprehensive income (loss) before reclassifications	85	—	—	85
Amounts reclassified from accumulated other comprehensive income (loss)	491	—	(21)	470
Income tax	(225)	—	8	(217)

Other comprehensive income (loss)	351	—	(13)	338

At March 31, 2012	$(7,356)	$—	$200	$(7,156)

We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three months ended March 31, 2012 we reclassified $0.2 million of prior service costs. For the three months ended March 31, 2013 and 2012, we reclassified $0.3 million of actuarial net losses.

13.	Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $3.5 million as of March 31, 2013. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2013 – $1.8 million; 2014 – $0.8 million; 2015 – $0.8 million; and 2016 – $0.1 million. None of these contingent obligations were accrued at March 31, 2013, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of March 31, 2013, $1.0 million of deferred revenue related to outstanding contractual performance targets is included in other accrued liabilities.

The state of California is conducting an administrative review of certain ongoing local sales tax incentives that may be available to us. As a result of this review, we could potentially receive tax incentive payments for all or some of the quarterly periods beginning with the first quarter of 2009. The exact amount, if any, is dependent upon a number of factors, including the timing of negotiation and execution of certain customer agreements, collection of amounts from the parties involved, the variability in sales and our operations in California. As of March 31, 2013, the estimated potential payment we could receive and related contingent gain related to prior periods is up to $7.0 million.

Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

In connection with the Movianto acquisition, we entered into transition services agreements with the former owner under which it provides certain information technology and support services. The contract terms range from six to 24 months and are cancellable without penalty with thirty days notice. As a result of terminating certain of these agreements, the maximum aggregate fees payable in 2013 under these agreements declined from approximately $6 million at December 31, 2012 to approximately $4 million at March 31, 2013.

14.	Segment Information

We evaluate the performance of our segments based on the operating earnings of the segments excluding acquisition-related and exit and realignment charges.

The following tables present financial information by segment:

Three months ended March 31,	2013	2012
Net revenue:
Domestic	$2,154,715	$2,217,882
International	120,994	—

Consolidated net revenue	$2,275,709	$2,217,882

Operating earnings (loss):
Domestic	$52,907	$51,872
International	(3,013)	—
Acquisition-related and exit and realignment charges	(2,010)	—

Consolidated operating earnings	$47,884	$51,872

Depreciation and amortization:
Domestic	$9,082	$8,578
International	3,547	—

Consolidated depreciation and amortization	$12,629	$8,578

Capital expenditures:
Domestic	$11,602	$8,376
International	3,175	—

Consolidated capital expenditures	$14,777	$8,376

	March 31, 2013	December 31, 2012
Total assets:
Domestic	$1,706,767	$1,723,699
International	395,592	386,114

Segment assets	2,102,359	2,109,813
Cash and cash equivalents	218,563	97,888

Consolidated total assets	$2,320,922	$2,207,701

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

For the three months ended March 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,154,716	$131,305	$(10,312)	$2,275,709
Cost of goods sold	—	1,936,091	70,607	(10,041)	1,996,657

Gross margin	—	218,625	60,698	(271)	279,052
Selling, general and administrative expenses	654	156,347	60,720	—	217,721
Acquisition-related and exit and realignment charges	—	862	1,148	—	2,010
Depreciation and amortization	3	9,060	3,566	—	12,629
Other operating (income) expense, net	—	(643)	(549)	—	(1,192)

Operating (loss) earnings	(657)	52,999	(4,187)	(271)	47,884
Interest expense (income), net	4,395	(911)	(285)	—	3,199

(Loss) income before income taxes	(5,052)	53,910	(3,902)	(271)	44,685
Income tax (benefit) provision	(1,962)	21,455	(906)	—	18,587
Equity in earnings of subsidiaries	29,188	—	—	(29,188)	—

Net income (loss)	26,098	32,455	(2,996)	(29,459)	26,098
Other comprehensive income (loss), net of tax	(7,632)	208	(7,828)	7,620	(7,632)

Comprehensive income (loss)	$18,466	$32,663	$(10,824)	$(21,839)	$18,466

For the three months ended March 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,217,882	$1,340	$(1,340)	$2,217,882
Cost of goods sold	—	2,003,578	1,265	(1,289)	2,003,554

Gross margin	—	214,304	75	(51)	214,328
Selling, general and administrative expenses	472	154,669	431	—	155,572
Depreciation and amortization	—	8,564	14	—	8,578
Other operating (income) expense, net	—	(1,696)	2	—	(1,694)

Operating (loss) earnings	(472)	52,767	(372)	(51)	51,872
Interest expense, net	2,769	630	23	—	3,422

(Loss) income before income taxes	(3,241)	52,137	(395)	(51)	48,450
Income tax (benefit) provision	(1,271)	20,444	(83)	—	19,090
Equity in earnings of subsidiaries	31,330	—	—	(31,330)	0

Net income (loss)	29,360	31,693	(312)	(31,381)	29,360
Other comprehensive income (loss), net of tax	338	351	—	(351)	338

Comprehensive income (loss)	$29,698	$32,044	$(312)	$(31,732)	$29,698

March 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$148,611	$14,786	$55,166	$—	$218,563
Accounts and notes receivable, net	—	486,235	97,657	(2,771)	581,121
Merchandise inventories	—	727,546	16,652	(951)	743,247
Other current assets	117	68,373	136,855	(3)	205,342

Total current assets	148,728	1,296,940	306,330	(3,725)	1,748,273
Property and equipment, net	12	96,014	91,901	—	187,927
Goodwill, net	—	247,271	25,607	—	272,878
Intangible assets, net	—	19,450	20,195	—	39,645
Due from O&M and subsidiaries	—	378,759	34,381	(413,140)	—
Advances to and investments in consolidated subsidiaries	1,455,754	—	—	(1,455,754)	—
Other assets, net	549	58,355	13,295	—	72,199

Total assets	$1,605,043	$2,096,789	$491,709	$(1,872,619)	$2,320,922

Liabilities and equity
Current liabilities
Accounts payable	$—	$626,178	$70,211	$(2,773)	$693,616
Accrued payroll and related liabilities	—	11,431	7,392	—	18,823
Deferred income taxes	—	42,302	(847)	—	41,455
Other accrued liabilities	10,161	93,256	179,557	—	282,974

Total current liabilities	10,161	773,167	256,313	(2,773)	1,036,868
Long-term debt, excluding current portion	205,322	6,260	2,661	—	214,243
Due to O&M and subsidiaries	413,140	—	—	(413,140)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	23,906	4,733	—	28,639
Other liabilities	—	58,870	4,752	—	63,622

Total liabilities	628,623	1,001,093	268,459	(554,803)	1,343,372

Equity
Common stock	126,672	—	1,500	(1,500)	126,672
Paid-in capital	190,004	242,024	258,635	(500,659)	190,004
Retained earnings (deficit)	667,782	863,782	(39,936)	(823,846)	667,782
Accumulated other comprehensive loss	(8,038)	(10,110)	1,921	8,189	(8,038)

Total Owens & Minor, Inc. shareholders’ equity	976,420	1,095,696	222,120	(1,317,816)	976,420
Noncontrolling interest	—	—	1,130	—	1,130

Total equity	976,420	1,095,696	223,250	(1,317,816)	977,550

Total liabilities and equity	$1,605,043	$2,096,789	$491,709	$(1,872,619)	$2,320,922

December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$58,190	$13,641	$26,057	$—	$97,888
Accounts and notes receivable, net	—	474,533	82,216	(3,247)	553,502
Merchandise inventories	—	750,046	14,391	(681)	763,756
Other current assets	1,627	76,036	137,593	(1,508)	213,748

Total current assets	59,817	1,314,256	260,257	(5,436)	1,628,894
Property and equipment, net	16	95,516	96,309	—	191,841
Goodwill, net	—	247,271	27,613	—	274,884
Intangible assets, net	—	19,972	22,341	—	42,313
Due from O&M and subsidiaries	—	236,612	34,248	(270,860)	—
Advances to and investments in consolidated subsidiaries	1,434,186	—	—	(1,434,186)	—
Other assets, net	6,885	55,781	14,238	(7,135)	69,769

Total assets	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$45,300	$518,545	$42,542	$(3,250)	$603,137
Accrued payroll and related liabilities	—	18,201	7,267	—	25,468
Deferred income taxes	—	43,110	—	(2,352)	40,758
Other current liabilities	6,464	92,318	156,142	—	254,924

Total current liabilities	51,764	672,174	205,951	(5,602)	924,287
Long-term debt, excluding current portion	205,754	6,592	3,037	—	215,383
Due to O&M and subsidiaries	270,860	—	—	(270,860)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	30,141	7,069	(6,289)	30,921
Other liabilities	—	58,578	4,876	—	63,454

Total liabilities	528,378	906,375	220,933	(421,641)	1,234,045

Equity

Common stock	126,544	—	1,500	(1,500)	126,544
Paid-in capital	187,394	242,024	258,635	(500,659)	187,394
Retained earnings (deficit)	658,994	831,327	(36,941)	(794,386)	658,994
Accumulated other comprehensive loss	(406)	(10,318)	9,749	569	(406)

Total Owens & Minor, Inc. shareholders’ equity	972,526	1,063,033	232,943	(1,295,976)	972,526

Noncontrolling interest	—	—	1,130	—	1,130

Total equity	972,526	1,063,033	234,073	(1,295,976)	973,656

Total liabilities and equity	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Three months ended March 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$26,098	$32,455	$(2,996)	$(29,459)	$26,098
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(29,188)	—	—	29,188	—
Depreciation and amortization	3	9,060	3,566	—	12,629
Share-based compensation expense	—	1,910	—	—	1,910
Provision for losses on accounts and notes receivable	—	53	54	—	107
Deferred income tax expense (benefit)	—	626	(682)	—	(56)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(11,755)	(22,344)	(476)	(34,575)
Merchandise inventories	—	24,300	(2,786)	270	21,784
Accounts payable	—	60,533	37,188	477	98,198
Net change in other assets and liabilities	3,720	2,813	22,448	—	28,981
Other, net	(406)	(39)	(20)	—	(465)

Cash (used for) provided by operating activities	227	119,956	34,428	—	154,611

Investing activities:
Additions to property and equipment	—	(5,816)	(1,697)	—	(7,513)
Additions to computer software and intangible assets	—	(5,786)	(1,478)	—	(7,264)
Proceeds from the sale of property and equipment	—	45	(1)	—	44

Cash used for investing activities	—	(11,557)	(3,176)	—	(14,733)

Financing activities:
Change in intercompany advances	106,661	(106,529)	(132)	—	—
Cash dividends paid	(15,199)	—	—	—	(15,199)
Repurchases of common stock	(2,282)	—	—	—	(2,282)
Excess tax benefits related to share-based compensation	207	—	—	—	207
Proceeds from exercise of stock options	1,792	—	—	—	1,792
Other, net	(985)	(725)	(248)	—	(1,958)

Cash provided by (used for) financing activities	90,194	(107,254)	(380)	—	(17,440)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,763)	—	(1,763)

Net increase (decrease) in cash and cash equivalents	90,421	1,145	29,109	—	120,675
Cash and cash equivalents at beginning of period	58,190	13,641	26,057	—	97,888

Cash and cash equivalents at end of period	$148,611	$14,786	$55,166	$—	$218,563

Three months ended March 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$29,360	$31,693	$(312)	$(31,381)	$29,360
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(31,330)	—	—	31,330	—
Depreciation and amortization	—	8,564	14	—	8,578
Share-based compensation expense	—	2,385	—	—	2,385
Provision for losses on accounts and notes receivable	—	190	—	—	190
Deferred income tax expense (benefit)	—	(1,465)	—	—	(1,465)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	8,355	(101)	(701)	7,553
Merchandise inventories	—	82,024	85	51	82,160
Accounts payable	(113,100)	74,057	764	—	(38,279)
Net change in other assets and liabilities	3,622	7,408	(122)	701	11,609
Other, net	(423)	230	(1)	—	(194)

Cash (used for) provided by operating activities	(111,871)	213,441	327	—	101,897

Investing activities:
Additions to property and equipment	—	(4,534)	(2)	—	(4,536)
Additions to computer software and intangible assets	—	(3,840)	—	—	(3,840)
Proceeds from the sale of property and equipment	—	99	—	—	99

Cash used for investing activities	—	(8,275)	(2)	—	(8,277)

Financing activities:
Change in intercompany advances	207,520	(207,698)	178	—	—
Cash dividends paid	(14,001)	—	—	—	(14,001)
Repurchases of common stock	(3,750)	—	—	—	(3,750)
Excess tax benefits related to share-based compensation	690	—	—	—	690
Proceeds from exercise of stock options	3,371	—	—	—	3,371
Other, net	(1,436)	(505)	—	—	(1,941)

Cash provided by (used for) financing activities	192,394	(208,203)	178	—	(15,631)

Net increase (decrease) in cash and cash equivalents	80,523	(3,037)	503	—	77,989
Cash and cash equivalents at beginning of period	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of period	$200,533	$11,772	$1,622	$—	$213,927

16.	Recent Accounting Pronouncements

There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2012, except as discussed below.

We adopted an Accounting Standard Update (ASU) issued by the Financial Accounting Standards Board (FASB) for clarifying disclosures of offsetting assets and liabilities. This clarifies the scope and treatment of derivatives that are offset or subject to an enforceable master netting arrangements. The adoption of this guidance did not have an impact on our financial position or results of operations.

We adopted an ASU for reporting amounts reclassified out of accumulated other comprehensive income. This update requires entities to disclose the amounts reclassified out of accumulated other comprehensive income by component. The adoption of this guidance did not have an impact on our financial position or results of operations.

We have adopted an ASU for reporting cumulative translation adjustment upon derecognition of foreign subsidiaries, assets or investments. This update requires the release of related cumulative translation adjustment when the parent ceases to have a controlling financial interest. The adoption of this guidance did not have an impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2012. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

First quarter of 2013 compared with first quarter of 2012

Overview

Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. The Domestic segment includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers. The International segment provides third-party logistics for the pharmaceutical and medical device industries in the European market. Segment financial information is provided in Note 14 of Notes to Consolidated Financial Statements included in this quarterly report.

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

	Three months ended March 31,
(Dollars in thousands except per share data)	2013	2012
Operating earnings, as reported (GAAP)	$47,884	$51,872
Acquisition-related and exit and realignment charges	2,010	—

Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$49,894	$51,872

Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.19%	2.34%

Net income (GAAP)	$26,098	$29,360
Acquisition-related and exit and realignment charges, net of tax	1,521	—

Net income, adjusted (non-GAAP) (Adjusted Net Income)	$27,619	$29,360

Net income per diluted common share, as reported (GAAP)	$0.41	$0.46
Acquisition-related and exit and realignment charges, per diluted common share	0.03	—

Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.44	$0.46

Adjusted EPS (non-GAAP) declined to $0.44 in 2013 compared with $0.46 in 2012 due to a decrease in Adjusted Operating Earnings (non-GAAP) of $2.0 million. Domestic segment operating earnings increased $1.0 million to $52.9 million. International segment operating losses were $3.0 million for the first quarter of 2013.

Use of Non-GAAP Measures

This management’s discussion and analysis contains financial measures that are not calculated in accordance with U.S. generally accepted accounting principles (GAAP). In general, the measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. Management uses these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.

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

The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth above should be carefully evaluated.

Acquisition-related charges in the first quarter of 2013 consist primarily of costs to transition Movianto’s information technology and other operations and administrative functions from the former owner. Exit and realignment charges are associated with optimizing our operations and include the consolidation of distribution centers and closure of offsite warehouses in the United States and Europe. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges. More information about these charges is provided in Notes 3 and 6 of Notes to Consolidated Financial Statements included in this quarterly report.

Results of Operations

The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended March 31,
	2013	2012
Gross margin	12.26%	9.66%
Selling, general and administrative expenses	9.57%	7.01%
Adjusted Operating Earnings (non-GAAP)	2.19%	2.34%

Net revenue. Net revenue was $2.28 billion for the first quarter of 2013, representing an increase of 2.6% from $2.22 billion for the first quarter of 2012. For the first quarter of 2013, Domestic segment net revenue was $2.15 billion, and International segment net revenue was $121.0, of which approximately 50% was fee-for-service revenues. The increase in consolidated net revenue was primarily due to net revenues contributed by Movianto, which was acquired in the third quarter of 2012.

The decline in quarter-over-quarter Domestic segment net revenues is partially due to our rationalization of smaller, less profitable healthcare provider customers and suppliers. Consistent with prior periods, additional factors contributing to the decline in Domestic segment net revenues for the first quarter of 2013 included lower hospital utilization and reduced government purchases. Domestic segment revenue declined 1.3% quarter-over-quarter on a per sales day basis, which was a lower rate of decline than in the fourth quarter of 2012.

Gross margin. Gross margin dollars increased $64.7 million to $279.1 million for the first quarter of 2013 compared to the first quarter of 2012. The increase in gross margin dollars and gross margin percentage for 2013 versus 2012 is primarily due to gross margin contributed by Movianto. Domestic segment gross margin as a percentage of segment net revenues versus the first quarter of 2012 benefitted from supplier price changes. We are expecting a portion of this benefit to be offset in future quarters of 2013 as other contract terms are affected by the supplier price changes. International segment gross margin as a percentage of segment net revenue was approximately 50% for the first quarter. We expect this metric to vary in future quarters based on seasonality and mix of buy-sell versus fee-for-service business.

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

SG&A expenses increased $62.1 million to $217.7 million for the first quarter of 2013 compared to $155.6 million for the same period in 2012, primarily as a result of the acquisition of Movianto in the third quarter of 2012. International segment SG&A expenses also include ongoing costs for information technology and other transition services. Domestic segment SG&A expenses increased $2.0 million in 2013 primarily due to greater workers’ compensation and consulting expenses.

Depreciation and amortization expense. Depreciation and amortization expense for the first quarter of 2013 increased $4.1 million to $12.6 million from $8.6 million for the first quarter of 2012, primarily related to warehouse equipment and information technology hardware and software acquired with Movianto.

Other operating income, net. Other operating income, net, was $1.2 million for the first quarter of 2013 compared to $1.7 million for the first quarter of 2012, including finance charge income of $0.6 million and $1.0 million, respectively. Other operating income in the first quarter of 2012 benefited from income of $0.5 million related to the settlement of a class action litigation compared to 2013.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.2 million for the first quarter of 2013, as compared with $3.4 million for the first quarter of 2012. The following table presents the components of our effective interest rate and average borrowings for the three months ended March 31, 2013 and 2012.

(Dollars in millions)
Three months ended March 31,	2013	2012
Interest on senior notes	6.35%	6.35%
Commitment and other fees	0.62	1.26
Interest rate swaps	(0.84)	(0.85)
Other, net of interest income	(0.14)	(0.33)

Total effective interest rate	5.99%	6.43%

Average total debt	$216.7	$214.2

For the three months ended March 31, 2013, the effective interest rate decreased 44 basis points, primarily as a result of replacing our revolving credit facility in the second quarter of 2012 with a new revolving credit facility with lower commitment fees.

Income taxes. The provision for income taxes was $18.6 million for the first quarter of 2013 compared to $19.1 million for the same period in 2012. The effective tax rate increased to 41.6% for the first quarter of 2013 from 39.4% for the same period of 2012, largely due to the impact of foreign taxes.

Financial Condition, Liquidity and Capital Resources

Financial condition. Cash and cash equivalents increased to $218.6 million at March 31, 2013 from $97.9 million at December 31, 2012. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments.

Accounts receivable, net of allowances, increased $27.6 million, or 5.0%, to $581.1 million at March 31, 2013, from $553.5 million at December 31, 2012. Consolidated accounts receivable days outstanding (DSO) was 22.3 and 21.2 at March 31, 2013 and December 31, 2012 due to an increase in International segment receivables outstanding. Domestic segment DSO was 19.6 days at March 31, 2013, and 19.1 days at December 31, 2012, based on three months’ sales, and has ranged from 19.1 to 20.7 days over the prior four quarters.

Merchandise inventories decreased 2.7% to $743.2 million at March 31, 2013, from $763.8 million at December 31, 2012. Consolidated average inventory turnover was 10.7 for the first quarter of 2013. Domestic segment average inventory turnover was 10.6 in the first quarter of 2013, based on three months’ sales, and has ranged from 10.2 to 10.8 over the prior four quarters.

The International segment’s net working capital deficit of approximately $5.1 million at March 31, 2013, excluding cash and cash equivalents, is comprised of accounts receivable of $93.8 million, financing receivables and other current assets of $135.9 million, inventories of $16.7 million, accounts payable of $65.8 million and financing payables and other current liabilities of approximately $185.7 million. See Note 4 to the Notes to Consolidated Financial Statements for further information regarding financing receivables.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2013 and 2012:

(in millions)
Three months ended March 31,	2013	2012
Net cash provided by (used for)
Operating activities	$154.6	$101.9
Investing activities	(14.7)	(8.3)
Financing activities	(17.4)	(15.6)
Effect of exchange rate changes	(1.8)	—

Increase in cash and cash equivalents	$120.7	$78.0

Cash provided by operating activities was $154.6 million in the first quarter of 2013, compared to $101.9 million in the first quarter of 2012. The increase in cash from operating activities in the first quarter of 2013 compared to the prior year quarter was primarily the result of an increase in accounts payable due to timing of payments.

Capital expenditures were $14.8 million in the first quarter of 2013, compared to $8.4 million in the same period of 2012. Capital expenditures in 2013 and 2012 primarily relate to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements in the Domestic and International segments and optimizing our domestic distribution network. Capital expenditures in 2012 primarily related to similar initiatives in the Domestic segment.

Cash used for financing activities in the first quarter of 2013 was $17.4 million, compared to $15.6 million used in the first quarter of 2012. During the first quarter of 2013, we paid dividends of $15.2 million, repurchased common stock under a share repurchase program for $2.3 million of cash, and received proceeds of $1.8 million from the exercise of stock options. During the first quarter of 2012, we paid dividends of $14.0 million, repurchased common stock under a share repurchase program for $3.8 million, and received proceeds of $3.4 million from the exercise of stock options.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). Under this credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the credit agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At March 31, 2013, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit outstanding as of March 31, 2013, which supports our European leased facilities.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first three months of 2013, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at March 31, 2013, the interest rate under the new credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at March 31, 2013.

In the first quarter of 2013, we paid cash dividends on our outstanding common stock at the rate of $0.24 per share, which represents a 9% increase over the rate of $0.22 per share paid in the first quarter of 2012. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. During the first quarter of 2013, we repurchased 74,112 shares at $2.3 million under this program. The remaining amount authorized for repurchases under this program is $16.6 million at March 31, 2013.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $55.2 million as of March 31, 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2013.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	competitive pressures in the marketplace, including intense pricing pressure;

•	our ability to retain existing and attract new customers in a market characterized by significant customer consolidation and intense cost-containment initiatives;

•	our dependence on sales to certain customers or the loss or material reduction in purchases by key customers;

•	our dependence on distribution of product of certain suppliers;

•	our ability to successfully identify, manage or integrate acquisitions, including the management and integration of our acquisition of Movianto;

•

our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, changes in regulatory conditions, deteriorating economic conditions, adverse tax consequences, and other risks of operating in international markets;

•	uncertainties related to and our ability to adapt to changes in government regulations, including healthcare laws and regulations (including the Affordable Care Act);

•	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;

•	uncertainties related to general economic, regulatory and business conditions;

•	our ability to successfully implement our strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	the ability of customers and suppliers to meet financial commitments due to us;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	changing trends in customer profiles and ordering patterns and our ability to meet customer demand for additional value-added services;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	availability of and our ability to access special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that information systems are interrupted or damaged or fail for any extended period of time or that there is a data security breach;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims; and

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at March 31, 2013, were approximately $581.1 million, and consolidated DSO at March 31, 2013, was 22.3 days, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof, of approximately $25 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5.0 million in letters of credit under the revolving credit facility at March 31, 2013. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.03 per gallon in the first quarter of 2013, increased 2% from $3.96 per gallon in the first quarter of 2012. Based on our fuel consumption in the first quarter of 2013, we estimate that every 10 cents per gallon increase in the benchmark reduced our Domestic segment operating earnings by approximately $400,000 on an annualized basis. In January 2013, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated Domestic segment fuel usage for 2013 at an equivalent benchmark price of $3.91 per gallon.

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

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Through March 31, 2013, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Through March 31, 2013, there have been no material changes in the risk factors described in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the first quarter of 2013, we repurchased in open-market transactions and retired 74,112 shares of our common stock for an aggregate of $2.3 million, or an average price per share of $30.79. The following table summarizes share repurchase activity by month during the first quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
January 2013	—	$—	—	$18,875,648
February 2013	40,000	$30.74	40,000	$17,646,177
March 2013	34,112	$30.86	34,112	$16,593,401

Total	74,112		74,112

Item 6.	Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated May 1, 2013).

10.1	Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: May 3, 2013	/s/ Craig R. Smith
Craig R. Smith
President & Chief Executive Officer

Date: May 3, 2013	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Exhibits Filed with SEC

Exhibit #
3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated May 1, 2013).

10.1	Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document