Form 10-Q
period 2013-06-30
OWENS & MINOR INC/VA/
filed 2013-08-02
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 26, 2013, was 63,293,001 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1.	Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands , except per share data)	2013	2012	2013	2012
Net revenue	$2,266,687	$2,185,444	$4,542,395	$4,403,326
Cost of goods sold	1,993,256	1,974,015	3,989,913	3,977,569

Gross margin	273,431	211,429	552,482	425,757
Selling, general and administrative expenses	212,548	150,288	430,269	305,860
Acquisition-related and exit and realignment charges	638	617	2,648	617
Depreciation and amortization	12,276	8,515	24,905	17,093
Other operating income, net	(2,081)	(1,168)	(3,274)	(2,862)

Operating earnings	50,050	53,177	97,934	105,049
Interest expense, net	3,248	3,487	6,446	6,909

Income before income taxes	46,802	49,690	91,488	98,140
Income tax provision	17,930	19,577	36,518	38,667

Net income	$28,872	$30,113	$54,970	$59,473

Net income per common share:
Basic	$0.46	$0.48	$0.87	$0.94
Diluted	$0.46	$0.48	$0.87	$0.94
Cash dividends per common share	$0.24	$0.22	$0.48	$0.44

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands )	2013	2012	2013	2012
Net income	$28,872	$30,113	$54,970	$59,473
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax expense of $56 and benefit of $539 in 2013)	1,683	—	(6,144)	—
Change in unrecognized net periodic pension costs (net of income tax benefit - $132 and $266 in 2013 and $92 and $317 in 2012)	209	145	417	496
Amounts recognized in interest expense (net of income tax benefit - $8 and $16 for 2013 and $8 and $16 for 2012)	(12)	(11)	(25)	(24)

Other comprehensive income (loss)	1,880	134	(5,752)	472

Comprehensive income	$30,752	$30,247	$49,218	$59,945

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
(in thousands , except share data)	2013	2012
Assets
Current assets
Cash and cash equivalents	$207,826	$97,888
Accounts and notes receivable, net of allowances of $15,304 and $14,722	550,642	553,502
Merchandise inventories	794,020	763,756
Other current assets	248,219	213,748

Total current assets	1,800,707	1,628,894
Property and equipment, net of accumulated depreciation of $132,893 and $121,873	187,512	191,841
Goodwill, net	272,597	274,884
Intangible assets, net	40,050	42,313
Other assets, net	78,628	69,769

Total assets	$2,379,494	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$791,004	$603,137
Accrued payroll and related liabilities	27,106	25,468
Deferred income taxes	46,646	40,758
Other accrued liabilities	225,428	254,924

Total current liabilities	1,090,184	924,287
Long-term debt, excluding current portion	214,682	215,383
Deferred income taxes	29,501	30,921
Other liabilities	55,306	63,454

Total liabilities	1,389,673	1,234,045

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,333 shares and 63,271 shares	126,665	126,544
Paid - in capital	192,326	187,394
Retained earnings	675,858	658,994
Accumulated other comprehensive loss	(6,158)	(406)

Total Owens & Minor, Inc. shareholders’ equity	988,691	972,526
Noncontrolling interest	1,130	1,130

Total equity	989,821	973,656

Total liabilities and equity	$2,379,494	$2,207,701

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands )	2013	2012
Operating activities:
Net income	$54,970	$59,473
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,905	17,093
Share-based compensation expense	3,449	4,126
Provision for losses on accounts and notes receivable	315	270
Deferred income tax expense (benefit)	5,777	(1,146)
Changes in operating assets and liabilities:
Accounts and notes receivable	1,789	21,239
Merchandise inventories	(31,176)	57,519
Accounts payable	191,406	(16,075)
Net change in other assets and liabilities	(69,462)	684
Other, net	(2,794)	(404)

Cash provided by operating activities	179,179	142,779

Investing activities:
Additions to property and equipment	(16,221)	(5,460)
Additions to computer software and intangible assets	(14,826)	(12,697)
Proceeds from sale of property and equipment	68	115

Cash used for investing activities	(30,979)	(18,042)

Financing activities:
Cash dividends paid	(30,411)	(27,956)
Repurchases of common stock	(8,297)	(7,500)
Financing costs paid	—	(1,303)
Excess tax benefits related to share-based compensation	550	1,160
Proceeds from exercise of stock options	4,195	3,761
Other, net	(5,167)	(3,900)

Cash used for financing activities	(39,130)	(35,738)
Effect of exchange rate changes on cash and cash equivalents	868	—

Net increase in cash and cash equivalents	109,938	88,999
Cash and cash equivalents at beginning of period	97,888	135,938

Cash and cash equivalents at end of period	$207,826	$224,937

Supplemental disclosure of cash flow information:
Income taxes paid, net	$40,364	$38,113
Interest paid	$7,691	$7,372

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

	Owens & Minor, Inc . Shareholders’ Equity
(in thousands , except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
Balance December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				59,473			59,473
Other comprehensive income					472		472
Dividends declared ($0.44 per share)				(27,895)			(27,895)
Shares repurchased and retired	(256)	(513)		(6,987)			(7,500)
Share-based compensation expense, exercises and other	311	621	5,575				6,196

Balance June 30, 2012	63,504	$127,008	$184,627	$644,220	$(7,022)	$1,130	$949,963

Balance December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				54,970			54,970
Other comprehensive income					(5,752)		(5,752)
Dividends declared ($0.48 per share)				(30,324)			(30,324)
Shares repurchased and retired	(257)	(515)		(7,782)			(8,297)
Share-based compensation expense, exercises and other	319	636	4,932				5,568

Balance June 30, 2013	63,333	$126,665	$192,326	$675,858	$(6,158)	$1,130	$989,821

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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by approximately $25 million, which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date, pending completion of our valuation.

	Preliminary Fair Value Orginally Estimated as of Acquisition Date (1)	Measurement Period Adjustments Recorded in 2013	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$211,052	$295	$211,347
Property and equipment	90,729	(2,385)	88,344
Goodwill	25,042	(528)	24,514
Intangible assets	21,543	1,335	22,878
Other noncurrent assets	11,664	512	12,176

Total assets	360,030	(771)	359,259

Liabilities assumed:
Current liabilities	190,485	(534)	189,951
Noncurrent liabilities	12,237	(237)	12,000

Total liabilities	202,722	(771)	201,951

Fair value of net assets acquired, net of cash	$157,308	$—	$157,308

(1)	As previously reported in our 2012 Form 10-K

Measurement period adjustments primarily relate to additional market information obtained regarding acquired assets.

We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 9 years.

Goodwill of $24,514 thousand arising from the acquisition consists largely of expected opportunities to provide additional services to existing manufacturer customers and to expand our third-party logistics services globally. All of the goodwill was assigned to our International segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of financial assets and financial liabilities acquired includes financing receivables with a fair value of $106.8 million and financing payables with a fair value of $130.4 million.

Acquisition-related costs consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate an acquisition, costs to perform post-closing activities to establish a tax-efficient organizational structure, and costs to transition the acquired company’s information technology and other operations and administrative functions from the former owner. We incurred $0.9 million in pre-tax acquisition-related costs in the first six months of 2013.

4.     Financing receivables

At June 30, 2013 and December 31, 2012, we had financing receivables of $150.8 million and $124.5 million and related payables of $107.1 million and $130.1 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

5.     Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill through June 30, 2013:

	Domestic	International
	Segment	Segment	Total
Carrying amount of goodwill, December 31, 2012	$248,498	$26,386	$274,884
Currency translation adjustments	—	(1,759)	(1,759)
Fair value adjustments (See Note 3)	—	(528)	(528)

Carrying amount of goodwill, June 30, 2013	$248,498	$24,099	$272,597

Intangible assets at June 30, 2013, and December 31, 2012, were as follows:

	Customer Relationships	Other Intangibles	Total
At June 30, 2013
Gross intangible assets	$50,136	$3,612	$53,748
Accumulated amortization	(12,833)	(865)	(13,698)

Net intangible assets, June 30, 2013	$37,303	$2,747	$40,050

At December 31, 2012
Gross intangible assets	$51,603	$2,848	$54,451
Accumulated amortization	(11,717)	(421)	(12,138)

Net intangible assets, December 31, 2012	$39,886	$2,427	$42,313

Amortization expense for intangible assets was $1.0 million and $0.5 million for the three months ended June 30, 2013 and 2012, and $1.9 million and $1.1 million for the six months ended June 30, 2013 and 2012.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $1.4 million for the remainder of 2013, $4.4 million for 2014, $5.0 million for 2015, $5.1 million for 2016, $4.9 million for 2017 and $4.1 million for 2018.

6.     Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of distribution centers and closure of offsite warehouses. During the first six months of 2013, we recognized total charges of $1.3 million in the Domestic segment and $0.5 million in the International segment associated with these activities. These charges include $0.5 million in loss accruals for operating leases and the remainder was due to losses on property and equipment and other expenses. We expect additional exit and realignment charges of approximately $2.7 million over the remainder of 2013 for activities initiated in the Domestic segment through June 30, 2013.

The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2013:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214
Provision for exit and realignment activities	538	3	541
Cash payments, net of sublease income	(4,962)	(284)	(5,246)

Accrued exit and realignment costs, June 30, 2013	$674	$835	$1,509

7.     Retirement Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and six months ended June 30, 2013 and 2012, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$33	$—	$66	$130
Interest cost	413	404	827	808
Recognized net actuarial loss	341	237	683	495
Curtailment loss	—	—	—	234

Net periodic benefit cost	$787	$641	$1,576	$1,667

Certain of our foreign subsidiaries have defined benefit and health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.6 million for the six months ended June 30, 2013.

8.     Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of June 30, 2013 and December 31, 2012, the estimated fair value of the Senior Notes was $216.8 million and $219.5 million, and the related carrying amount was $204.9 million and $205.8 million. The estimated fair value interest rate used to compute the fair value of the Senior Notes at June 30, 2013 and December 31, 2012 was 3.180% and 3.194%.

We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. Under this credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2013, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit outstanding as of June 30, 2013, which supports our facilities leased in Europe.

9.     Income Taxes

The provision for income taxes was $17.9 million and $36.5 million for the three and six months ended June 30, 2013, compared to $19.6 million and $38.7 million for the same periods in 2012. The effective tax rate was 38.3% and 39.9% for the three and six months ended June 30, 2013, compared to 39.4% for the same periods in 2012. The decrease in the effective tax rate for the second quarter of 2013 is primarily the result of benefits recognized upon the conclusion of examinations of our 2009 and 2010 federal income tax returns and certain state income tax returns. These benefits were partially offset by the impact of foreign taxes. As a result of the conclusion of the examinations, we reduced the liability for unrecognized tax benefits to $4.7 million at June 30, 2013, from $12.3 million at December 31, 2012. Included in the liability at June 30, 2013 were $3.3 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The increase in the effective tax rate for the six months ended June 30, 2013 over the same period in 2012 was largely due to the impact of foreign taxes.

10.     Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$28,872	$30,113	$54,970	$59,473
Less: income allocated to unvested restricted shares	(156)	(194)	(351)	(421)

Net income attributable to common shareholders—basic	28,716	29,919	54,619	59,052
Add: undistributed income attributable to unvested restricted shares—basic	64	87	122	176
Less: undistributed income attributable to unvested restricted shares—diluted	(64)	(87)	(122)	(175)

Net income attributable to common shareholders—diluted	$28,716	$29,919	$54,619	$59,053

Denominator:
Weighted average shares outstanding—basic	62,707	62,815	62,695	62,825
Dilutive shares—stock options	45	80	51	89

Weighted average shares outstanding—diluted	62,752	62,895	62,746	62,914

Net income per share attributable to common shareholders:
Basic	$0.46	$0.48	$0.87	$0.94
Diluted	$0.46	$0.48	$0.87	$0.94

11.     Shareholders’ Equity

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the six months ended June 30, 2013, we repurchased in open-market transactions and retired approximately 257 thousand shares of our common stock for an aggregate of $8.3 million, or an average price per share of $32.22. As of June 30, 2013, we have approximately $10.6 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

12.     Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013 and 2012:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), March 31, 2013	$(10,110)	$1,922	$150	$(8,038)
Other comprehensive income (loss) before reclassifications	—	1,739	—	1,739
Income tax	—	(56)	—	(56)

Other comprehensive income (loss) before reclassifications, net of tax	—	1,683	—	1,683
Amounts reclassified from accumulated other comprehensive income (loss)	341	—	(20)	321
Income tax	(132)	—	8	(124)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	209	—	(12)	197
Other comprehensive income (loss)	209	1,683	(12)	1,880

Accumulated other comprehensive income (loss), June 30, 2013	$(9,901)	$3,605	$138	$(6,158)

Accumulated other comprehensive income (loss), March 31, 2012	$(7,356)	$—	$200	$(7,156)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Income tax	—	—	—	—

Other comprehensive income (loss) before reclassifications, net of tax	—	—	—	—
Amounts reclassified from accumulated other comprehensive income (loss)	237	—	(19)	218
Income tax	(92)	—	8	(84)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	145	—	(11)	134
Other comprehensive income (loss)	145	—	(11)	134

Accumulated other comprehensive income (loss), June 30, 2012	$(7,211)	$—	$189	$(7,022)

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	—	(6,683)	—	(6,683)
Income tax	—	539	—	539

Other comprehensive income (loss) before reclassifications, net of tax	—	(6,144)	—	(6,144)
Amounts reclassified from accumulated other comprehensive income (loss)	683	—	(41)	642
Income tax	(266)	—	16	(250)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	417	—	(25)	392
Other comprehensive income (loss)	417	(6,144)	(25)	(5,752)

Accumulated other comprehensive income (loss), June 30, 2013	$(9,901)	$3,605	$138	$(6,158)

Accumulated other comprehensive income (loss), December 31, 2011	$(7,707)	$—	$213	$(7,494)
Other comprehensive income (loss) before reclassifications	85	—	—	85
Income tax	(33)	—	—	(33)

Other comprehensive income (loss) before reclassifications, net of tax	52	—	—	52
Amounts reclassified from accumulated other comprehensive income (loss)	728	—	(40)	688
Income tax	(284)	—	16	(268)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	444	—	(24)	420
Other comprehensive income (loss)	496	—	(24)	472

Accumulated other comprehensive income (loss), June 30, 2012	$(7,211)	$—	$189	$(7,022)

We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three months ended June 30, 2012 we reclassified $0.2 million of prior service costs. For the three months ended June 30, 2013 and 2012, we reclassified $0.3 million and $0.2 million of actuarial net losses. For the six months ended June 30, 2013 and 2012, we reclassified $0.7 million and $0.5 million of actuarial net losses.

13.     Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $1.9 million as of June 30, 2013. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: Remainder of 2013 – $0.5 million; 2014 – $0.6 million; 2015 – $0.7 million; and 2016 – $0.1 million. None of these contingent obligations were accrued at June 30, 2013, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of June 30, 2013, $1.2 million of deferred revenue related to outstanding contractual performance targets was included in other accrued liabilities.

During the second quarter of 2013, we reached a settlement in the administrative proceedings pending before the California Board of Equalization related to certain municipal sales tax incentives. Under the terms of the settlement, we expect to receive approximately $4.3 million for the period January 1, 2009 through June 30, 2013, of which $0.8 million was recognized prior to 2013. In subsequent quarters, the company will receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers.

Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

In connection with the Movianto acquisition, we entered into transition services agreements with the former owner under which it provides certain information technology and support services. The contract terms range from six to 24 months and are cancellable without penalty with thirty days notice. Since the acquisition we have terminated certain of these agreements and the maximum aggregate fees payable in 2013 under these agreements is approximately $4.0 million.

14.     Segment Information

We evaluate the performance of our segments based on the operating earnings of the segments, excluding acquisition-related and exit and realignment charges.

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue:
Domestic	$2,143,690	$2,185,444	$4,298,406	$4,403,326
International	122,997	—	243,989	—

Consolidated net revenue	$2,266,687	$2,185,444	$4,542,395	$4,403,326

Operating earnings (loss):
Domestic	$51,245	$53,794	$104,151	$105,666
International	(557)	—	(3,569)	—
Acquisition-related and exit and realignment charges	(638)	(617)	(2,648)	(617)

Consolidated operating earnings	$50,050	$53,177	$97,934	$105,049

Depreciation and amortization:
Domestic	$8,887	$8,515	$17,969	$17,093
International	3,389	—	6,936	—

Consolidated depreciation and amortization	$12,276	$8,515	$24,905	$17,093

Capital expenditures:
Domestic	$12,872	$9,781	$24,474	$18,157
International	3,398	—	6,573	—

Consolidated capital expenditures	$16,270	$9,781	$31,047	$18,157

	June 30, 2013	December 31, 2012
Total assets:
Domestic	$1,757,369	$1,723,699
International	414,299	386,114

Segment assets	2,171,668	2,109,813
Cash and cash equivalents	207,826	97,888

Consolidated total assets	$2,379,494	$2,207,701

15.     Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for: Owens & Minor, Inc. (O&M); the guarantors of Owens & Minor, Inc.’s Senior Notes, on a combined basis; and the non-guarantor subsidiaries of the Senior Notes, on a combined basis. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several, and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Three months Ended June 30, 2013	Owens & Minor, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,143,576	$134,869	$(11,758)	$2,266,687
Cost of goods sold	—	1,932,112	72,811	(11,667)	1,993,256

Gross margin	—	211,464	62,058	(91)	273,431
Selling, general and administrative expenses	221	152,387	59,940	—	212,548
Acquisition-related and exit and realignment charges	—	397	241	—	638
Depreciation and amortization	3	8,865	3,408	—	12,276
Other operating (income) expense, net	—	(1,498)	(583)	—	(2,081)

Operating earnings (loss)	(224)	51,313	(948)	(91)	50,050
Interest expense (income), net	5,154	(1,696)	(210)	—	3,248

Income (loss) before income taxes	(5,378)	53,009	(738)	(91)	46,802
Income tax provision (benefit)	(2,045)	20,594	(618)	(1)	17,930
Equity in earnings of subsidiaries	32,205	—	—	(32,205)	—

Net income (loss)	28,872	32,415	(120)	(32,295)	28,872
Other comprehensive income (loss), net of tax	1,880	209	1,682	(1,891)	1,880

Comprehensive income (loss)	$30,752	$32,624	$1,562	$(34,186)	$30,752

Three months ended June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,185,444	$5,378	$(5,378)	$2,185,444
Cost of goods sold	—	1,974,114	5,053	(5,152)	1,974,015

Gross margin	—	211,330	325	(226)	211,429
Selling, general and administrative expenses	183	149,542	563	—	150,288
Acquisition-related and exit and realignment charges	—	397	220	—	617
Depreciation and amortization	—	8,494	21	—	8,515
Other operating income, net	—	(811)	(357)	—	(1,168)

Operating earnings (loss)	(183)	53,708	(122)	(226)	53,177
Interest expense (income), net	4,797	(1,334)	24	—	3,487

Income (loss) before income taxes	(4,980)	55,042	(146)	(226)	49,690
Income tax provision (benefit)	(1,963)	21,569	(29)	—	19,577
Equity in earnings of subsidiaries	33,130	—	—	(33,130)	—

Net income (loss)	30,113	33,473	(117)	(33,356)	30,113
Other comprehensive income (loss), net of tax	134	145	—	(145)	134

Comprehensive income (loss)	$30,247	$33,618	$(117)	$(33,501)	$30,247

Condensed Consolidating Financial Information

Six months ended June 30, 2013	Owens & Minor, Inc.	Guarantors	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,298,290	$266,174	$(22,069)	$4,542,395
Cost of goods sold	—	3,868,204	143,417	(21,708)	3,989,913

Gross margin	—	430,086	122,757	(361)	552,482
Selling, general and administrative expenses	874	308,735	120,660	—	430,269
Acquisition-related and exit and realignment charges	—	1,259	1,389	—	2,648
Depreciation and amortization	7	17,924	6,974	—	24,905
Other operating (income) expense, net	—	(2,142)	(1,132)	—	(3,274)

Operating earnings (loss)	(881)	104,310	(5,134)	(361)	97,934
Interest expense (income), net	9,549	(2,585)	(518)	—	6,446

Income (loss) before income taxes	(10,430)	106,895	(4,616)	(361)	91,488
Income tax provision (benefit)	(4,007)	42,051	(1,526)	—	36,518
Equity in earnings of subsidiaries	61,393	—	—	(61,393)	—

Net income (loss)	54,970	64,844	(3,090)	(61,754)	54,970
Other comprehensive income (loss), net of tax	(5,752)	416	(6,146)	5,730	(5,752)

Comprehensive income (loss)	$49,218	$65,260	$(9,236)	$(56,024)	$49,218

Six months ended June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,403,326	$6,718	$(6,718)	$4,403,326
Cost of goods sold	—	3,977,692	6,318	(6,441)	3,977,569

Gross margin	—	425,634	400	(277)	425,757
Selling, general and administrative expenses	655	304,210	995	—	305,860
Acquisition-related and exit and realignment charges	—	397	220	—	617
Depreciation and amortization	—	17,058	35	—	17,093
Other operating income, net	—	(2,508)	(354)	—	(2,862)

Operating earnings (loss)	(655)	106,477	(496)	(277)	105,049
Interest expense (income), net	7,567	(705)	47	—	6,909

Income (loss) before income taxes	(8,222)	107,182	(543)	(277)	98,140
Income tax provision (benefit)	(3,234)	42,014	(113)	—	38,667
Equity in earnings of subsidiaries	64,461	—	—	(64,461)	—

Net income (loss)	59,473	65,168	(430)	(64,738)	59,473
Other comprehensive income (loss), net of tax	472	496	—	(496)	472

Comprehensive income (loss)	$59,945	$65,664	$(430)	$(65,234)	$59,945

Condensed Consolidating Financial Information

June 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$158,697	$14,082	$35,047	$—	$207,826
Accounts and notes receivable, net	—	471,174	81,017	(1,549)	550,642
Merchandise inventories	—	773,197	21,866	(1,043)	794,020
Other current assets	308	83,194	164,720	(3)	248,219

Total current assets	159,005	1,341,647	302,650	(2,595)	1,800,707
Property and equipment, net	9	97,559	89,944	—	187,512
Goodwill, net	—	247,271	25,326	—	272,597
Intangible assets, net	—	18,927	21,123	—	40,050
Due from O&M and subsidiaries	—	451,918	—	(451,918)	—
Advances to and investment in consolidated subsidiaries	1,489,851	—	—	(1,489,851)	—
Other assets, net	504	62,819	15,305	—	78,628

Total assets	$1,649,369	$2,220,141	$454,348	$(1,944,364)	$2,379,494

Liabilities and equity
Current liabilities
Accounts payable	$—	$715,053	$77,503	$(1,552)	$791,004
Accrued payroll and related liabilities	—	18,955	8,151	—	27,106
Deferred income taxes	—	47,473	(827)	—	46,646
Other accrued liabilities	7,013	87,879	130,536	—	225,428

Total current liabilities	7,013	869,360	215,363	(1,552)	1,090,184
Long-term debt, excluding current portion	204,891	7,054	2,737	—	214,682
Due to O&M and subsidiaries	448,774	—	2,014	(450,788)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,657	3,844	—	29,501
Other liabilities	—	50,885	4,421	—	55,306

Total liabilities	660,678	1,091,846	228,379	(591,230)	1,389,673

Equity
Common stock	126,665	—	1,500	(1,500)	126,665
Paid-in capital	192,326	242,025	259,864	(501,889)	192,326
Retained earnings (deficit)	675,858	896,171	(40,129)	(856,042)	675,858
Accumulated other comprehensive income (loss)	(6,158)	(9,901)	3,604	6,297	(6,158)

Total shareholders’ equity	988,691	1,128,295	224,839	(1,353,134)	988,691

Noncontrolling Interest	—	—	1,130	—	1,130

Total equity	988,691	1,128,295	225,969	(1,353,134)	989,821
Total liabilities and equity	$1,649,369	$2,220,141	$454,348	$(1,944,364)	$2,379,494

Condensed Consolidating Financial Information

December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$58,190	$13,641	$26,057	$—	$97,888
Accounts and notes receivable, net	—	474,533	82,216	(3,247)	553,502
Merchandise inventories	—	750,046	14,391	(681)	763,756
Other current assets	1,627	76,036	137,593	(1,508)	213,748

Total current assets	59,817	1,314,256	260,257	(5,436)	1,628,894
Property and equipment, net	16	95,516	96,309	—	191,841
Goodwill, net	—	247,271	27,613	—	274,884
Intangible assets, net	—	19,972	22,341	—	42,313
Due from O&M and subsidiaries	—	236,612	34,248	(270,860)	—
Advances to and investments in consolidated subsidiaries	1,434,186	—	—	(1,434,186)	—
Other assets, net	6,885	55,781	14,238	(7,135)	69,769

Total assets	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$45,300	$518,545	$42,542	$(3,250)	$603,137
Accrued payroll and related liabilities	—	18,201	7,267	—	25,468
Deferred income taxes	—	43,110	—	(2,352)	40,758
Other current liabilities	6,464	92,318	156,142	—	254,924

Total current liabilities	51,764	672,174	205,951	(5,602)	924,287
Long-term debt, excluding current portion	205,754	6,592	3,037	—	215,383
Due to O&M and subsidiaries	270,860	—	—	(270,860)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	30,141	7,069	(6,289)	30,921
Other liabilities	—	58,578	4,876	—	63,454

Total liabilities	528,378	906,375	220,933	(421,641)	1,234,045

Equity
Common stock	126,544	—	1,500	(1,500)	126,544
Paid-in capital	187,394	242,024	258,635	(500,659)	187,394
Retained earnings (deficit)	658,994	831,327	(36,941)	(794,386)	658,994
Accumulated other comprehensive income (loss)	(406)	(10,318)	9,749	569	(406)

Total shareholders’ equity	972,526	1,063,033	232,943	(1,295,976)	972,526

Noncontrolling interest	—	—	1,130	—	1,130

Total equity	972,526	1,063,033	234,073	(1,295,976)	973,656

Total liabilities and equity	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Condensed Consolidating Financial Information

Six months ended June 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$54,970	$64,844	$(3,090)	$(61,754)	$54,970
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(61,393)	—	—	61,393	—
Depreciation and amortization	7	17,924	6,974	—	24,905
Share-based compensation expense	—	3,449	—	—	3,449
Provision for losses on accounts and notes receivable	—	297	18	—	315
Deferred income tax expense (benefit)	—	7,443	(1,666)	—	5,777
Changes in operating assets and liabilities:
Accounts and notes receivable	—	3,061	426	(1,698)	1,789
Merchandise inventories	—	(23,151)	(8,386)	361	(31,176)
Accounts payable	—	151,208	38,500	1,698	191,406
Net change in other assets and liabilities	636	(24,934)	(45,164)	—	(69,462)
Other, net	(809)	331	(2,316)	—	(2,794)

Cash provided by (used for) operating activities	(6,589)	200,472	(14,704)	—	179,179

Investing activities:
Additions to property and equipment	—	(12,640)	(3,581)	—	(16,221)
Additions to computer software and intangible assets	—	(11,816)	(3,010)	—	(14,826)
Proceeds from the sale of property and equipment	—	59	9	—	68

Cash used for investing activities	—	(24,397)	(6,582)	—	(30,979)

Financing activities:
Change in intercompany advances	143,569	(174,270)	30,701	—	—
Cash dividends paid	(30,411)	—	—	—	(30,411)
Repurchases of common stock	(8,297)	—	—	—	(8,297)
Excess tax benefits related to share-based compensation	550	—	—	—	550
Proceeds from exercise of stock options	4,195	—	—	—	4,195
Other, net	(2,510)	(1,364)	(1,293)	—	(5,167)

Cash provided by (used for) financing activities	107,096	(175,634)	29,408	—	(39,130)
Effect of exchange rate changes on cash and cash equivalents	—	—	868	—	868

Net increase (decrease) in cash and cash equivalents	100,507	441	8,990	—	109,938
Cash and cash equivalents at beginning of period	58,190	13,641	26,057	—	97,888

Cash and cash equivalents at end of period	$158,697	$14,082	$35,047	$—	$207,826

Condensed Consolidating Financial Information

Six months ended June 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$59,473	$65,168	$(430)	$(64,738)	$59,473
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(64,461)	—	—	64,461	—
Depreciation and amortization	—	17,058	35	—	17,093
Share-based compensation expense	—	4,126	—	—	4,126
Provision for losses on accounts and notes receivable	—	270	—	—	270
Deferred income tax expense (benefit)	—	(1,146)	—	—	(1,146)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	23,560	(2,218)	(103)	21,239
Merchandise inventories	—	57,158	85	276	57,519
Accounts payable	(113,100)	94,311	2,714	—	(16,075)
Net change in other assets and liabilities	19	874	(313)	104	684
Other, net	(862)	596	(138)	—	(404)

Cash (used for) provided by operating activities	(118,931)	261,975	(265)	—	142,779

Investing activities:
Additions to property and equipment	—	(5,452)	(8)	—	(5,460)
Additions to computer software and intangible assets	—	(12,695)	(2)	—	(12,697)
Proceeds from sale of property and equipment	—	115	—	—	115

Cash used for investing activities	—	(18,032)	(10)	—	(18,042)

Financing activities:
Change in intercompany advances	246,583	(247,066)	483	—	—
Cash dividends paid	(27,956)	—	—	—	(27,956)
Repurchases of common stock	(7,500)	—	—	—	(7,500)
Financing costs paid	—	(1,303)	—	—	(1,303)
Excess tax benefits related to share-based compensation	1,160	—	—	—	1,160
Proceeds from exercise of stock options	3,761	—	—	—	3,761
Other, net	(2,879)	(1,021)	—	—	(3,900)

Cash provided by (used for) financing activities	213,169	(249,390)	483	—	(35,738)

Net increase (decrease) in cash and cash equivalents	94,238	(5,447)	208	—	88,999
Cash and cash equivalents at beginning of period	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of period	$214,248	$9,362	$1,327	$—	$224,937

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

We adopted an ASU for reporting cumulative translation adjustment upon derecognition of foreign subsidiaries, assets or investments. This update requires the release of related cumulative translation adjustment when the parent ceases to have a controlling financial interest. The adoption of this guidance did not have an impact on our financial position or results of operations.

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

Second quarter and first six months of 2013 compared with 2012

Overview

Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. The Domestic segment includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers. The International segment provides third-party logistics for the pharmaceutical and medical device industries in the European market. Segment financial information is provided in Note 14 of Notes to the Consolidated Financial Statements included in this quarterly report.

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2013	2012	2013	2012
Operating earnings, as reported (GAAP)	$50,050	$53,177	$97,934	$105,049
Acquisition-related and exit and realignment charges	638	617	2,648	617

Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$50,688	$53,794	$100,582	$105,666

Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.24%	2.46%	2.21%	2.40%

Net income, as reported (GAAP)	$28,872	$30,113	$54,970	$59,473
Acquisition-related and exit and realignment charges, net of tax	412	375	1,933	375

Net income, adjusted (non-GAAP) (Adjusted Net Income)	$29,284	$30,488	$56,903	$59,848

Net income per diluted common share, as reported (GAAP)	$0.46	$0.48	$0.87	$0.94
Acquisition-related and exit and realignment charges, per diluted common share	—	—	0.03	—

Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.46	$0.48	$0.90	$0.94

Adjusted EPS (non-GAAP) declined to $0.46 in the second quarter of 2013 compared with $0.48 in the second quarter of 2012 due to a decrease in Adjusted Operating Earnings (non-GAAP) of $3.1 million. Adjusted EPS (non-GAAP) declined to $0.90 for the six months ended June 30, 2013 compared with $0.94 in the same period of 2012 due to a decrease in Adjusted Operating Earnings (non-GAAP) of $5.1 million. Domestic segment operating earnings decreased $2.5 million to $51.2 million for the second quarter of 2013 and decreased $1.5 million to $104.2 million for the six months ended June 30, 2013. International segment operating losses were $0.6 million and $3.6 million for the three and six months ended June 30, 2013.

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

Acquisition-related charges in the first six months of 2013 consist primarily of costs to transition Movianto’s information technology and other operations and administrative functions from the former owner. Exit and realignment charges are associated with optimizing our operations and include the consolidation of distribution centers and closure of offsite warehouses in the United States and Europe. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges. More information about these charges is provided in Notes 3 and 6 of Notes to Consolidated Financial Statements included in this quarterly report.

Results of Operations

The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Gross margin	12.06%	9.67%	12.16%	9.67%
Selling, general, and administrative expenses	9.38%	6.88%	9.47%	6.95%
Adjusted Operating Earnings (non-GAAP)	2.24%	2.46%	2.21%	2.40%

Net revenue. Net revenue was $2.27 billion and $4.54 billion for the three and six months ended June 30, 2013, representing an increase of 3.7% and 3.2% from $2.19 billion and $4.40 billion for the same periods in 2012. For the three and six months ended June 30, 2013, Domestic segment net revenue was $2.14 billion and $4.30 billion. International segment net revenue was $123.0 million and $244.0 million for the three and six months ended June 30, 2013, of which approximately 50% was fee-for-service revenues. The increases in consolidated net revenue were primarily due to net revenues contributed by Movianto, which was acquired in the third quarter of 2012.

Declines in Domestic segment net revenues of $41.8 million in the second quarter and $104.9 million in the first six months of 2013, compared to the same periods of 2012, are primarily due to ongoing market trends, including lower rates of healthcare utilization and reduced government purchases, as well as our continued rationalization of smaller, less profitable healthcare provider customers and suppliers. Domestic segment revenue declined 1.9% quarter-over-quarter.

Gross margin. Gross margin dollars increased 29.3% to $273.4 million for the second quarter of 2013 from $211.4 million for the second quarter of 2012. Gross margin dollars increased 29.8% to $552.5 million for the first six months of 2013 from $425.8 million for the same period of 2012. Domestic segment gross margin as a percentage of segment net revenues for the three and six months ended June 30, 2013 versus 2012 benefitted from supplier price changes and our sourcing efforts, partially offsetting a decline in gross margin as a percentage of revenue from customers. We are expecting a portion of the benefit from supplier price changes to be offset in future quarters of 2013 as other contract terms are affected by the supplier price changes. International segment gross margin as a percentage of segment net revenue was approximately 50% for the second quarter and year-to-date period of 2013. We expect this metric to vary in future quarters based on seasonality and mix of buy-sell versus fee-for-service business.

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

SG&A expenses increased $62.3 million and $124.4 million to $212.5 million and $430.3 million for the three and six months ended June 30, 2013 compared to $150.3 million and $305.9 million for the same periods in 2012, primarily as a result of the acquisition of Movianto in the third quarter of 2012. International segment SG&A expenses also include ongoing costs for information technology and other transition services. During the second quarter of 2013, we reached a settlement in the administrative proceedings pending before the California Board of Equalization related to certain municipal sales tax incentives. As a result, SG&A expenses were reduced by a net amount of $3.5 million. The majority of the benefit to SG&A expenses was offset by certain expenses, including greater healthcare costs, litigation expenses, adjustments to benefit accruals, and expenses associated with the transition to a new fleet contract. In subsequent quarters, the company will receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers. More information about this incentive is provided in Note 13 of Notes to Consolidated Financial Statements included in this quarterly report.

Depreciation and amortization expense. Depreciation and amortization expense increased $3.8 million to $12.3 million for the second quarter of 2013 and increased $7.8 million to $24.9 million for the first six months of 2013, compared to the same periods in 2012, primarily related to warehouse equipment and information technology hardware and software acquired with Movianto. In addition, depreciation and amortization expense increased $0.9 million in the Domestic segment primarily due to software enhancements for operational efficiency improvements.

Other operating income, net. Net other operating income was $2.1 million for the second quarter of 2013 compared to $1.2 million for the second quarter of 2012, including finance charge income of $1.2 million and $1.0 million, respectively. Net other operating income includes $0.6 million of income associated with product financing arrangements with customers in Europe.

Net other operating income was $3.3 million for the first six months of 2013 compared to $2.9 million for the comparable period of 2012, including finance charge income of $1.8 million and $2.1 million, respectively.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.2 million for the second quarter of 2013, as compared with $3.5 million for the second quarter of 2012, and $6.4 million for the first six months of 2013 as compared with $6.9 million for the first six months of 2012. The following table presents the components of our effective interest rate and average total debt for the six month periods ended June 30, 2013 and 2012.

(Dollars in millions)
Six months ended June 30,	2013	2012
Interest on senior notes	6.35%	6.35%
Commitment and other fees	0.36%	0.69%
Interest rate swaps	(1.04)%	(1.09)%
Other, net of interest income	0.33%	0.54%

Total effective interest rate	6.00%	6.49%

Average total debt	$216.6	$214.0

Income taxes. The provision for income taxes, including income taxes on acquisition-related and exit and realignment charges, was $17.9 million and $36.5 million for the second quarter and first six months of 2013, compared to $19.6 million and $38.7 million for the comparable periods in 2012. The effective tax rate was 38.3% for the second quarter and 39.9% for the first six months of 2013, compared to 39.4% for the comparable periods of 2012. The decrease in the effective tax rate for the second quarter of 2013 is primarily the result of benefits recognized upon the conclusion of examinations of our 2009 and 2010 federal income tax returns and certain state income tax returns. These benefits were partially offset by the impact of foreign taxes. The increase in the effective tax rate for the six months ended June 30, 2013 over the same period in 2012 was largely due to the impact of foreign taxes.

Financial Condition, Liquidity and Capital Resources

Financial condition. Cash and cash equivalents increased to $207.8 million at June 30, 2013 from $97.9 million at December 31, 2012. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments.

Accounts receivable, net of allowances, decreased $2.9 million, or 0.5%, to $550.6 million at June 30, 2013, from $553.5 million at December 31, 2012. Consolidated accounts receivable days outstanding (DSO) were 21.4 days and 21.2 days at June 30, 2013 and December 31, 2012. Domestic segment DSO was 19.3 days at June 30, 2013, and 19.1 days at December 31, 2012, based on three months’ sales, and has ranged from 19.1 to 19.7 days over the prior four quarters.

Merchandise inventories increased 4.0% to $794.0 million at June 30, 2013, from $763.8 million at December 31, 2012. Consolidated average inventory turnover was 10.4 for the second quarter of 2013. Domestic segment average inventory turnover was 10.3 in the second quarter of 2013, based on three months’ sales, and has ranged from 10.2 to 10.8 over the prior four quarters.

The International segment’s net working capital of approximately $53.3 million at June 30, 2013, excluding cash and cash equivalents, is comprised of accounts receivable of $78.7 million, financing receivables and other current assets of $163.8 million, inventories of $21.9 million, accounts payable of $73.6 million and financing payables and other current liabilities of approximately $137.5 million. See Note 4 to the Notes to Consolidated Financial Statements for further information regarding financing receivables.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2013 and 2012:

(in millions)
Six months ended June 30,	2013	2012
Net cash provided by (used for):
Operating activities	$179.2	$142.7
Investing activities	(31.0)	(18.0)
Financing activities	(39.1)	(35.7)
Effect of exchange rate changes	1.0	—

Increase in cash and cash equivalents	$110.1	$89.0

Cash provided by operating activities was $179.2 million in the first six months of 2013, compared to $142.8 million in the same period of 2012. The increase in cash from operating activities for the first six months of 2013 compared to same period in 2012 was primarily the result of an increase in accounts payable primarily due to an increase in inventories and timing of payments. Cash from operating activities in the first six months of 2012 was a result of operating earnings, a decrease in inventories and a decrease in DSO of 1.2 days (favorable impact on cash of approximately $29 million), partially offset by a decrease in accounts payable.

Capital expenditures were $31.0 million in the first six months of 2013, compared to $18.2 million in the same period of 2012. Capital expenditures in 2013 and 2012 primarily relate to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.

Cash used for financing activities in the first six months of 2013 was $39.1 million, compared to $35.7 million used in the first six months of 2012. During the first six months of 2013, we paid dividends of $30.4 million, repurchased common stock under a share repurchase program for $8.3 million of cash, and received proceeds of $4.2 million from the exercise of stock options. During the first six months of 2012, we paid dividends of $27.9 million, repurchased common stock under a share repurchase program for $7.5 million, paid financing costs of $1.3 million related to a new credit facility, and received proceeds of $3.8 million from the exercise of stock options.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). Under this credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the credit agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2013, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit outstanding as of June 30, 2013, which supports facilities leased in Europe.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first six months of 2013, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at June 30, 2013, the interest rate under the credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at June 30, 2013.

In the second quarter of 2013, we paid cash dividends on our outstanding common stock at the rate of $0.24 per share, which represents a 9% increase over the rate of $0.22 per share paid in the second quarter of 2012. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. During the second quarter of 2013, we repurchased approximately 183,400 shares for $6.0 million under this program. The remaining amount authorized for repurchases under this program is $10.6 million at June 30, 2013.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $35.0 million as of June 30, 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2013.

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

•	uncertainties related to and our ability to adapt to changes in government regulations, including healthcare laws and regulations (including the Affordable Care Act);

•	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;

•	uncertainties related to general economic, regulatory and business conditions;

•	our ability to successfully implement our strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	the ability of customers and suppliers to meet financial commitments due to us;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	changing trends in customer profiles and ordering patterns and our ability to meet customer demand for additional value-added services;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	availability of and our ability to access special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that information systems are interrupted or damaged or fail for any extended period of time or that there is a data security breach;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals; and

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at June 30, 2013, were approximately $550.6 million, and consolidated DSO at June 30, 2013, was 21.4 days, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof, of approximately $25 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at June 30, 2013. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.87 per gallon in the first six months of 2013, decreased 2% from $3.96 per gallon in the first six months of 2012. Based on our fuel consumption in the first six months of 2013, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $400,000 on an annualized basis. In January 2013, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated Domestic segment fuel usage for 2013 at an equivalent benchmark price of $3.91 per gallon.

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

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Through June 30, 2013, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A.	Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Through June 30, 2013, there have been no material changes in the risk factors described in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the second quarter of 2013, we repurchased in open-market transactions and retired 183,368 shares of our common stock for an aggregate of $6.0 million, or an average price per share of $32.80. The following table summarizes share repurchase activity by month during the second quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2013	86,595	$31.38	86,595	$13,875,663
May 2013	5,000	$34.32	5,000	$13,704,050
June 2013	91,773	$34.06	91,773	$10,578,502

Total	183,368		183,368

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)
Date: August 2, 2013	/s/ Craig R. Smith

Craig R. Smith
Chief Executive Officer

Date: August 2, 2013	/s/ Richard A. Meier

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