Form 10-Q
period 2013-09-30
OWENS & MINOR INC/VA/
filed 2013-11-07
CIK 75252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Owens & Minor, Inc.’s common stock outstanding as of November 1, 2013, was 63,121,207 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Net revenue	$2,304,599	$2,179,895	$6,846,995	$6,583,221
Cost of goods sold	2,031,270	1,951,772	6,021,183	5,929,341

Gross margin	273,329	228,123	825,812	653,880
Selling, general and administrative expenses	211,344	165,320	641,613	471,179
Acquisition-related and exit and realignment charges	2,747	7,831	5,395	8,448
Depreciation and amortization	12,441	10,090	37,347	27,184
Other operating income, net	(2,418)	(1,781)	(5,693)	(4,643)

Operating earnings	49,215	46,663	147,150	151,712
Interest expense, net	3,389	3,066	9,835	9,975

Income before income taxes	45,826	43,597	137,315	141,737
Income tax provision	17,856	19,000	54,374	57,667

Net income	$27,970	$24,597	$82,941	$84,070

Net income per common share:
Basic	$0.44	$0.39	$1.31	$1.33
Diluted	$0.44	$0.39	$1.31	$1.33
Cash dividends per common share	$0.24	$0.22	$0.72	$0.66

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Net income	$27,970	$24,597	$82,941	$84,070
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax expense - $1,072 and $533 in 2013 and $0 in 2012)	8,340	1,927	2,196	1,927
Change in unrecognized net periodic pension costs (net of income tax benefit - $134 and $400 in 2013 and $93 and $410 in 2012)	208	146	625	642
Other (net of income tax expense - $8 and $24 for both 2013 and 2012)	1	(14)	(24)	(38)

Other comprehensive income	8,549	2,059	2,797	2,531

Comprehensive income	$36,519	$26,656	$85,738	$86,601

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2013	2012
Assets
Current assets
Cash and cash equivalents	$153,789	$97,888
Accounts and notes receivable, net of allowances of $15,328 and $14,722	571,458	553,502
Merchandise inventories	787,803	763,756
Other current assets	246,242	213,748

Total current assets	1,759,292	1,628,894
Property and equipment, net of accumulated depreciation of $139,047 and $121,873	192,672	191,841
Goodwill, net	274,896	274,884
Intangible assets, net	40,519	42,313
Other assets, net	80,287	69,769

Total assets	$2,347,666	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$689,554	$603,137
Accrued payroll and related liabilities	24,793	25,468
Deferred income taxes	49,860	40,758
Other accrued liabilities	276,697	254,924

Total current liabilities	1,040,904	924,287
Long-term debt, excluding current portion	214,416	215,383
Deferred income taxes	30,185	30,921
Other liabilities	55,841	63,454

Total liabilities	1,341,346	1,234,045

Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,162 shares and 63,271 shares	126,326	126,544
Paid - in capital	194,762	187,394
Retained earnings	681,711	658,994
Accumulated other comprehensive income (loss)	2,391	(406)

Total Owens & Minor, Inc. shareholders’ equity	1,005,190	972,526
Noncontrolling interest	1,130	1,130

Total equity	1,006,320	973,656

Total liabilities and equity	$2,347,666	$2,207,701

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$82,941	$84,070
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,347	27,184
Share-based compensation expense	5,162	4,844
Provision for losses on accounts and notes receivable	179	414
Deferred income tax expense	8,424	1,098
Changes in operating assets and liabilities:
Accounts and notes receivable	(20,703)	(7,886)
Merchandise inventories	(23,690)	45,301
Accounts payable	93,950	32,467
Net change in other assets and liabilities	(21,285)	(16,355)
Other, net	(1,159)	(773)

Cash provided by operating activities	161,166	170,364

Investing activities:
Acquisition, net of cash acquired	—	(149,910)
Additions to property and equipment	(25,144)	(7,890)
Additions to computer software and intangible assets	(20,361)	(19,934)
Proceeds from sale of property and equipment	2,020	3,237

Cash used for investing activities	(43,485)	(174,497)

Financing activities:
Cash dividends paid	(45,587)	(41,791)
Repurchases of common stock	(15,701)	(11,250)
Financing costs paid	—	(1,303)
Excess tax benefits related to share-based compensation	733	1,223
Proceeds from exercise of stock options	4,821	4,114
Other, net	(6,769)	(4,444)

Cash used for financing activities	(62,503)	(53,451)
Effect of exchange rate changes on cash and cash equivalents	723	1,313

Net increase (decrease) in cash and cash equivalents	55,901	(56,271)
Cash and cash equivalents at beginning of period	97,888	135,938

Cash and cash equivalents at end of period	$153,789	$79,667

Supplemental disclosure of cash flow information:
Income taxes paid, net	$51,567	$50,114
Interest paid	$7,926	$7,549

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				84,070			84,070
Other comprehensive income					2,531		2,531
Dividends declared ($0.66 per share)				(41,791)			(41,791)
Shares repurchased and retired	(390)	(780)		(10,470)			(11,250)
Share-based compensation expense, exercises and other	321	642	6,643				7,285

Balance September 30, 2012	63,380	$126,762	$185,695	$651,438	$(4,963)	$1,130	$960,062

Balance December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				82,941			82,941
Other comprehensive income					2,797		2,797
Dividends declared ($0.72 per share)				(45,466)			(45,466)
Shares repurchased and retired	(471)	(942)		(14,758)			(15,700)
Share-based compensation expense, exercises and other	362	724	7,368				8,092

Balance September 30, 2013	63,162	$126,326	$194,762	$681,711	$2,391	$1,130	$1,006,320

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

2. Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 8 for the fair value of long-term debt.

3. Acquisition

On August 31, 2012, we acquired from Celesio AG (Celesio) all of the voting interests of certain subsidiaries comprising the majority of Celesio’s healthcare third-party logistics business known as the Movianto Group (the acquired portion is referred to herein as Movianto) for consideration of $157.3 million (€125 million), net of cash acquired and including debt assumed of $2.1 million (primarily capitalized lease obligations). As a result of the acquisition of Movianto, we have entered into third-party logistics for the pharmaceutical and medical device industries in the European market with an existing platform that also expands our ability to serve our U.S.-based manufacturer customers globally.

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The purchase price exceeded the estimated fair value of the net tangible and identifiable intangible assets by $25.4 million, which was allocated to goodwill. The following table presents the estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date.

	Preliminary Fair Value Orginally Estimated as of Acquisition Date (1)	Measurement Period Adjustments Recorded in 2013	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$211,052	$295	$211,347
Property and equipment	90,729	(2,385)	88,344
Goodwill	25,042	387	25,429
Intangible assets	21,543	1,335	22,878
Other noncurrent assets	11,664	512	12,176

Total assets	360,030	144	360,174

Liabilities assumed:
Current liabilities	190,485	414	190,899
Noncurrent liabilities	12,237	(270)	11,967

Total liabilities	202,722	144	202,866

Fair value of net assets acquired, net of cash	$157,308	$—	$157,308

(1)	As previously reported in our 2012 Form 10-K

Measurement period adjustments primarily relate to additional market information obtained regarding acquired assets.

We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 9 years.

Goodwill of $25.4 million arising from the acquisition consists largely of expected opportunities to provide additional services to existing manufacturer customers and to expand our third-party logistics services globally. All of the goodwill was assigned to our International segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

The fair value of financial assets and financial liabilities acquired includes financing receivables with a fair value of $106.8 million and financing payables with a fair value of $130.4 million.

Acquisition-related costs consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the acquisition, costs to perform post-closing activities to establish a tax-efficient organizational structure, and costs to transition the acquired company’s information technology and other operations and administrative functions from the former owner. We incurred $1.5 million and $8.4 million in pre-tax acquisition-related costs in the first nine months of 2013 and 2012.

4. Financing Receivables

At September 30, 2013 and December 31, 2012, we had financing receivables of $148.8 million and $124.5 million and related payables of $149.2 million and $130.1 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

5. Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill through September 30, 2013:

	Domestic	International
	Segment	Segment	Total
Carrying amount of goodwill, December 31, 2012	$248,498	$26,386	$274,884
Currency translation adjustments	—	(375)	(375)
Fair value adjustments (See Note 3)	—	387	387

Carrying amount of goodwill, September 30, 2013	$248,498	$26,398	$274,896

Intangible assets at September 30, 2013, and December 31, 2012, were as follows:

	Customer Relationships	Other Intangibles	Total
At September 30, 2013
Gross intangible assets	$51,174	$3,838	$55,012
Accumulated amortization	(13,576)	(917)	(14,493)

Net intangible assets, September 30, 2013	$37,598	$2,921	$40,519

At December 31, 2012
Gross intangible assets	$51,603	$2,848	$54,451
Accumulated amortization	(11,717)	(421)	(12,138)

Net intangible assets, December 31, 2012	$39,886	$2,427	$42,313

Amortization expense for intangible assets was $0.7 million and $0.8 million for the three months ended September 30, 2013 and 2012, and $2.7 million and $1.9 million for the nine months ended September 30, 2013 and 2012.

Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $0.7 million for the remainder of 2013, $4.5 million for 2014, $5.1 million for 2015, $5.2 million for 2016, $5.0 million for 2017 and $4.1 million for 2018.

6. Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of distribution centers, the realignment of our distribution network, and the closure of offsite warehouses. In the current quarter, we recognized $2.1 million associated with these activities, of which $1.9 million was in the Domestic segment and $0.2 million was in the International segment. During the first nine months of 2013, we recognized total charges of $3.9 million, including $3.2 million in the Domestic segment and $0.7 million in the International segment. The year to date charge includes $1.3 million in loss accruals associated with our operating leases and estimated severance. The remaining charges of $2.6 million are comprised of costs that are expensed as incurred and not reflected in the table below, including $1.4 million in product move costs and the remainder in losses on property and equipment and other expenses. We expect additional exit and realignment charges of approximately $3.0 million over the remainder of 2013 for activities initiated in the Domestic segment through September 30, 2013.

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2013

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214
Provision for exit and realignment activities	1,186	79	1,265
Change in estimate	—	(79)	(79)
Cash payments, net of sublease income	(5,425)	(389)	(5,814)

Accrued exit and realignment costs, September 30, 2013	$859	$727	$1,586

There were no exit and realignment charges in the third quarter or year to date period for 2012.

7. Retirement Plan

We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.9 million for the nine months ended September 30, 2013.

The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and nine months ended September 30, 2013 and 2012, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$24	$4	$89	$134
Interest cost	414	410	1,241	1,218
Recognized net actuarial loss	341	239	1,024	733
Curtailment loss	—	—	—	234

Net periodic benefit cost	$779	$653	$2,354	$2,319

8. Debt

We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of September 30, 2013 and December 31, 2012, the estimated fair value of the Senior Notes was $217.5 million and $219.5 million, and the related carrying amount was $204.5 million and $205.8 million. The estimated fair value interest rate used to compute the fair value of the Senior Notes at September 30, 2013 and December 31, 2012 was 2.75% and 3.19%.

We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2013, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Credit Agreement, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit outstanding as of September 30, 2013, which supports our facilities leased in Europe.

9. Income Taxes

The provision for income taxes was $17.9 million and $54.4 million for the three and nine months ended September 30, 2013, compared to $19.0 million and $57.7 million for the same periods in 2012. The effective tax rate was 39.0% and 39.6% for the three and nine months ended September 30, 2013, compared to 43.6% and 40.7% for the same periods in 2012. The decrease in the effective tax rate quarter over quarter is due to the impact of non-deductable acquisition-related costs in the third quarter of 2012 incurred as a result of the Movianto acquisition. The decrease in the effective tax rate for the year-to-date period of 2013 is primarily the result of benefits recognized upon the conclusion of examinations of our 2009 and 2010 federal income tax returns and certain state income tax returns. The liability for unrecognized tax benefits was $4.8 million at September 30, 2013, compared to $12.3 million at December 31, 2012. The decrease was a result of the conclusion of these examinations. Included in the liability at September 30, 2013 were $3.4 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

10. Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income	$27,970	$24,597	$82,941	$84,070
Less: income allocated to unvested restricted shares	(186)	(153)	(541)	(574)

Net income attributable to common shareholders - basic	27,784	24,444	82,400	83,496
Add: undistributed income attributable to unvested restricted shares - basic	59	53	185	229
Less: undistributed income attributable to unvested restricted shares - diluted	(59)	(53)	(185)	(228)

Net income attributable to common shareholders - diluted	$27,784	$24,444	$82,400	$83,497

Denominator:
Weighted average shares outstanding - basic	62,605	62,763	62,678	62,806
Dilutive shares - stock options	26	78	41	84

Weighted average shares outstanding - diluted	62,631	62,841	62,719	62,890

Net income per share attributable to common shareholders:
Basic	$0.44	$0.39	$1.31	$1.33
Diluted	$0.44	$0.39	$1.31	$1.33

11. Shareholders’ Equity

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plans and may be suspended or discontinued at any time. During the nine months ended September 30, 2013, we repurchased in open-market transactions and retired approximately 471 thousand shares of our common stock for an aggregate of $15.7 million, or an average price per share of $33.32. As of September 30, 2013, we have approximately $3.2 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

12. Accumulated Other Comprehensive Income

The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2013 and 2012:

	Defined Benefit	Currency
	Pension	Translation
	Plans	Adjustments	Other	Total
Accumulated other comprehensive income (loss), June 30, 2013	$(9,901)	$3,605	$138	$(6,158)
Other comprehensive income (loss) before reclassifications	—	9,412	14	9,426
Income tax	—	(1,072)	—	(1,072)

Other comprehensive income (loss) before reclassifications, net of tax	—	8,340	14	8,354
Amounts reclassified from accumulated other comprehensive income (loss)	342	—	(21)	321
Income tax	(134)	—	8	(126)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	208	—	(13)	195
Other comprehensive income (loss)	208	8,340	1	8,549

Accumulated other comprehensive income (loss), September 30, 2013	$(9,693)	$11,945	$139	$2,391

	Defined Benefit	Currency
	Pension	Translation
	Plans	Adjustments	Other	Total
Accumulated other comprehensive income (loss), June 30, 2012	$(7,211)	$—	$189	$(7,022)
Other comprehensive income (loss) before reclassifications	—	1,927		1,927
Income tax	—		—	—

Other comprehensive income (loss) before reclassifications, net of tax	—	1,927	—	1,927
Amounts reclassified from accumulated other comprehensive income (loss)	239	—	(22)	217
Income tax	(93)	—	8	(85)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	146	—	(14)	132
Other comprehensive income (loss)	146	1,927	(14)	2,059

Accumulated other comprehensive income (loss), September 30, 2012	$(7,065)	$1,927	$175	$(4,963)

The following table shows the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 and 2012:

	Defined Benefit	Currency
	Pension	Translation
	Plans	Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	—	2,729	14	2,743
Income tax	—	(533)	—	(533)

Other comprehensive income (loss) before reclassifications, net of tax	—	2,196	14	2,210
Amounts reclassified from accumulated other comprehensive income (loss)	1,025	—	(62)	963
Income tax	(400)	—	24	(376)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	625	—	(38)	587
Other comprehensive income (loss)	625	2,196	(24)	2,797

Accumulated other comprehensive income (loss), September 30, 2013	$(9,693)	$11,945	$139	$2,391

	Defined Benefit	Currency
	Pension	Translation
	Plans	Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2011	$(7,707)	$—	$213	$(7,494)
Other comprehensive income (loss) before reclassifications	84	1,927		2,011
Income tax	(33)		—	(33)

Other comprehensive income (loss) before reclassifications, net of tax	51	1,927	—	1,978
Amounts reclassified from accumulated other comprehensive income (loss)	968	—	(62)	906
Income tax	(377)	—	24	(353)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax	591	—	(38)	553
Other comprehensive income (loss)	642	1,927	(38)	2,531

Accumulated other comprehensive income (loss), September 30, 2012	$(7,065)	$1,927	$175	$(4,963)

We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three months ended September 30, 2013 and 2012, we reclassified $0.3 million and $0.2 million of actuarial net losses. For the nine months ended September 30, 2013, we reclassified $1.0 million of actuarial net losses. For the nine months ended September 30, 2012 we reclassified $0.8 million of actuarial net losses and $0.2 million of prior service costs.

13. Commitments and Contingencies

We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $2.6 million as of September 30, 2013. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: remainder of 2013 – $0.3 million; 2014 – $0.9 million; 2015 – $0.7 million; and 2016 – $0.7 million. None of these contingent obligations were accrued at September 30, 2013, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon the company’s future performance under the terms of these contracts. As of September 30, 2013, $1.2 million of deferred revenue related to outstanding contractual performance targets was included in other accrued liabilities.

During the second quarter of 2013, we reached a settlement in the administrative proceedings pending before the California Board of Equalization related to certain municipal sales tax incentives. Under the terms of the settlement, we expect to receive approximately $4.3 million for the period January 1, 2009 through June 30, 2013, of which $0.8 million was recognized prior to 2013. In the future, the company will receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers, which amounted to $0.4 million in the current quarter.

Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.

In connection with the Movianto acquisition, we entered into transition services agreements with the former owner under which it provides certain information technology and support services. The contract terms range from six to 24 months and are cancellable without penalty with thirty days notice. Since the acquisition we have terminated certain of these agreements and the maximum obligations in 2013 under these agreements is approximately $3.9 million, of which $3.8 million was incurred through the end of the third quarter.

Various issues and potential claims related to the acquisition and transition of Movianto remain outstanding and under review and discussion with the former owner. The ultimate outcomes of these issues and potential claims, including their impact on future financial results, cannot be ascertained or estimated at this time.

14. Segment Information

We evaluate the performance of our segments based on the operating earnings of the segments, excluding acquisition-related and exit and realignment charges.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue:
Domestic	$2,175,663	$2,130,226	$6,474,069	$6,533,552
International	128,936	49,669	372,926	49,669

Consolidated net revenue	$2,304,599	$2,179,895	$6,846,995	$6,583,221

Operating earnings (loss):
Domestic	$51,213	$55,120	$155,364	$160,786
International	749	(626)	(2,819)	(626)
Acquisition-related and exit and realignment charges	(2,747)	(7,831)	(5,395)	(8,448)

Consolidated operating earnings	$49,215	$46,663	$147,150	$151,712

Depreciation and amortization:
Domestic	$8,805	$8,801	$26,775	$25,895
International	3,636	1,289	10,572	1,289

Consolidated depreciation and amortization	$12,441	$10,090	$37,347	$27,184

Capital expenditures:
Domestic	$10,032	$8,929	$34,506	$27,086
International	4,426	738	10,999	738

Consolidated capital expenditures	$14,458	$9,667	$45,505	$27,824

	September 30, 2013	December 31, 2012
Total assets:
Domestic	$1,749,805	$1,723,699
International	444,072	386,114

Segment assets	2,193,877	2,109,813
Cash and cash equivalents	153,789	97,888

Consolidated total assets	$2,347,666	$2,207,701

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

	Owens &	Guarantor	Non-guarantor
Three Months Ended September 30, 2013	Minor, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,175,663	$140,836	$(11,900)	$2,304,599
Cost of goods sold	—	1,965,696	77,290	(11,716)	2,031,270

Gross margin	—	209,967	63,546	(184)	273,329
Selling, general and administrative expenses	264	151,107	59,973	—	211,344
Acquisition-related and exit and realignment charges	—	1,856	891	—	2,747
Depreciation and amortization	3	8,780	3,658	—	12,441
Other operating income, net	—	(1,454)	(964)	—	(2,418)

Operating (loss) earnings	(267)	49,678	(12)	(184)	49,215
Interest expense (income), net	5,791	(2,364)	(38)	—	3,389

(Loss) income before income taxes	(6,058)	52,042	26	(184)	45,826
Income tax (benefit) provision	(2,319)	20,694	(519)	—	17,856
Equity in earnings of subsidiaries	31,709	—	—	(31,709)	—

Net income (loss)	27,970	31,348	545	(31,893)	27,970
Other comprehensive income (loss)	8,549	207	8,341	(8,548)	8,549

Comprehensive income (loss)	$36,519	$31,555	$8,886	$(40,441)	$36,519

Three Months Ended September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,130,226	$59,200	$(9,531)	$2,179,895
Cost of goods sold	—	1,921,975	39,074	(9,277)	1,951,772

Gross margin	—	208,251	20,126	(254)	228,123
Selling, general and administrative expenses	23	144,882	20,415	—	165,320
Acquisition-related and exit and realignment charges	—	104	7,727	—	7,831
Depreciation and amortization	—	8,783	1,307	—	10,090
Other operating income, net	—	(1,396)	(385)	—	(1,781)

Operating (loss) earnings	(23)	55,878	(8,938)	(254)	46,663
Interest expense (income), net	3,951	(866)	(19)	—	3,066

(Loss) income before income taxes	(3,974)	56,744	(8,919)	(254)	43,597
Income tax (benefit) provision	(1,634)	23,411	(2,777)	—	19,000
Equity in earnings of subsidiaries	26,937	—	—	(26,937)	—

Net income (loss)	24,597	33,333	(6,142)	(27,191)	24,597
Other comprehensive income (loss)	2,059	146	1,926	(2,072)	2,059

Comprehensive income (loss)	$26,656	$33,479	$(4,216)	$(29,263)	$26,656

Condensed Consolidating Financial Information

	Owens &	Guarantor	Non-guarantor
Nine Months Ended September 30, 2013	Minor, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,473,954	$407,010	$(33,969)	$6,846,995
Cost of goods sold	—	5,833,900	220,707	(33,424)	6,021,183

Gross margin	—	640,054	186,303	(545)	825,812
Selling, general and administrative expenses	1,138	459,780	180,695	—	641,613
Acquisition-related and exit and realignment charges	—	3,116	2,279	—	5,395
Depreciation and amortization	10	26,705	10,632	—	37,347
Other operating income, net	—	(3,597)	(2,096)	—	(5,693)

Operating (loss) earnings	(1,148)	154,050	(5,207)	(545)	147,150
Interest expense (income), net	15,340	(5,096)	(409)	—	9,835

(Loss) income before income taxes	(16,488)	159,146	(4,798)	(545)	137,315
Income tax (benefit) provision	(6,327)	62,758	(2,057)	—	54,374
Equity in earnings of subsidiaries	93,102	—	—	(93,102)	—

Net income (loss)	82,941	96,388	(2,741)	(93,647)	82,941
Other comprehensive income (loss)	2,797	623	2,195	(2,818)	2,797

Comprehensive income (loss)	$85,738	$97,011	$(546)	$(96,465)	$85,738

Nine months ended September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,533,552	$65,918	$(16,249)	$6,583,221
Cost of goods sold	—	5,899,666	45,393	(15,718)	5,929,341

Gross margin	—	633,886	20,525	(531)	653,880
Selling, general and administrative expenses	678	449,092	21,409	—	471,179
Acquisition-related and exit and realignment charges	—	721	7,727	—	8,448
Depreciation and amortization	—	25,842	1,342	—	27,184
Other operating income, net	—	(4,123)	(520)	—	(4,643)

Operating (loss) earnings	(678)	162,354	(9,433)	(531)	151,712
Interest expense (income), net	11,518	(1,573)	30	—	9,975

(Loss) income before income taxes	(12,196)	163,927	(9,463)	(531)	141,737
Income tax (benefit) provision	(4,872)	65,514	(2,975)	—	57,667
Equity in earnings of subsidiaries	91,394	—	—	(91,394)	—

Net income (loss)	84,070	98,413	(6,488)	(91,925)	84,070
Other comprehensive income (loss)	2,531	642	1,926	(2,568)	2,531

Comprehensive income (loss)	$86,601	$99,055	$(4,562)	$(94,493)	$86,601

Condensed Consolidating Financial Information

			Non-
	Owens &	Guarantor	guarantor
September 30, 2013	Minor, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$110,160	$15,218	$28,411	$—	$153,789
Accounts and notes receivable, net	—	473,974	98,071	(587)	571,458
Merchandise inventories	—	765,114	23,915	(1,226)	787,803
Other current assets	198	80,168	165,881	(5)	246,242

Total current assets	110,358	1,334,474	316,278	(1,818)	1,759,292
Property and equipment, net	6	99,222	93,444	—	192,672
Goodwill, net	—	247,271	27,625	—	274,896
Intangible assets, net	—	18,404	22,115	—	40,519
Due from O&M and subsidiaries	—	424,398	—	(424,398)	—
Advances to and investment in consolidated subsidiaries	1,530,124	—	—	(1,530,124)	—
Other assets, net	456	62,415	17,416	—	80,287

Total assets	$1,640,944	$2,186,184	$476,878	$(1,956,340)	$2,347,666

Liabilities and equity
Current liabilities
Accounts payable	$—	$643,839	$46,305	$(590)	$689,554
Accrued payroll and related liabilities	—	15,750	9,043	—	24,793
Deferred income taxes	—	50,977	(1,117)	—	49,860
Other accrued liabilities	10,299	91,405	174,993	—	276,697

Total current liabilities	10,299	801,971	229,224	(590)	1,040,904
Long-term debt, excluding current portion	204,460	7,401	2,555	—	214,416
Due to O&M and subsidiaries	420,995	—	2,273	(423,268)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	26,484	3,701	—	30,185
Other liabilities	—	51,375	4,466	—	55,841

Total liabilities	635,754	1,026,121	242,219	(562,748)	1,341,346

Equity
Common stock	126,326	—	1,500	(1,500)	126,326
Paid-in capital	194,762	242,025	259,864	(501,889)	194,762
Retained earnings (deficit)	681,711	927,716	(39,780)	(887,936)	681,711
Accumulated other comprehensive income (loss)	2,391	(9,678)	11,945	(2,267)	2,391

Total O&M shareholders’ equity	1,005,190	1,160,063	233,529	(1,393,592)	1,005,190

Noncontrolling Interest	—	—	1,130	—	1,130

Total equity	1,005,190	1,160,063	234,659	(1,393,592)	1,006,320
Total liabilities and equity	$1,640,944	$2,186,184	$476,878	$(1,956,340)	$2,347,666

Condensed Consolidating Financial Information

December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$58,190	$13,641	$26,057	$—	$97,888
Accounts and notes receivable, net	—	474,533	82,216	(3,247)	553,502
Merchandise inventories	—	750,046	14,391	(681)	763,756
Other current assets	1,627	76,036	137,593	(1,508)	213,748

Total current assets	59,817	1,314,256	260,257	(5,436)	1,628,894
Property and equipment, net	16	95,516	96,309	—	191,841
Goodwill, net	—	247,271	27,613	—	274,884
Intangible assets, net	—	19,972	22,341	—	42,313
Due from O&M and subsidiaries	—	236,612	34,248	(270,860)	—
Advances to and investments in consolidated subsidiaries	1,434,186	—	—	(1,434,186)	—
Other assets, net	6,885	55,781	14,238	(7,135)	69,769

Total assets	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Liabilities and equity
Current liabilities
Accounts payable	$45,300	$518,545	$42,542	$(3,250)	$603,137
Accrued payroll and related liabilities	—	18,201	7,267	—	25,468
Deferred income taxes	—	43,110	—	(2,352)	40,758
Other current liabilities	6,464	92,318	156,142	—	254,924

Total current liabilities	51,764	672,174	205,951	(5,602)	924,287
Long-term debt, excluding current portion	205,754	6,592	3,037	—	215,383
Due to O&M and subsidiaries	270,860	—	—	(270,860)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	30,141	7,069	(6,289)	30,921
Other liabilities	—	58,578	4,876	—	63,454

Total liabilities	528,378	906,375	220,933	(421,641)	1,234,045

Equity
Common stock	126,544	—	1,500	(1,500)	126,544
Paid-in capital	187,394	242,024	258,635	(500,659)	187,394
Retained earnings (deficit)	658,994	831,327	(36,941)	(794,386)	658,994
Accumulated other comprehensive income (loss)	(406)	(10,318)	9,749	569	(406)

Total O&M shareholders’ equity	972,526	1,063,033	232,943	(1,295,976)	972,526

Noncontrolling interest	—	—	1,130	—	1,130

Total equity	972,526	1,063,033	234,073	(1,295,976)	973,656

Total liabilities and equity	$1,500,904	$1,969,408	$455,006	$(1,717,617)	$2,207,701

Condensed Consolidating Financial Information

	Owens &	Guarantor	Non-guarantor
Nine Months Ended September 30, 2013	Minor, Inc.	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$82,941	$96,388	$(2,741)	$(93,647)	$82,941
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(93,102)	—	—	93,102	—
Depreciation and amortization	10	26,705	10,632	—	37,347
Share-based compensation expense	—	5,162	—	—	5,162
Provision for losses on accounts and notes receivable	—	110	69	—	179
Deferred income tax expense (benefit)	—	11,649	(3,225)	—	8,424
Changes in operating assets and liabilities:
Accounts and notes receivable	—	449	(18,493)	(2,659)	(20,703)
Merchandise inventories	—	(15,068)	(9,166)	544	(23,690)
Accounts payable	—	79,994	11,296	2,660	93,950
Net change in other assets and liabilities	5,264	(21,493)	(5,056)	—	(21,285)
Other, net	972	466	(2,597)	—	(1,159)

Cash provided by (used for) operating activities	(3,915)	184,362	(19,281)	—	161,166

Investing activities:					—
Additions to property and equipment	—	(18,972)	(6,172)	—	(25,144)
Additions to computer software and intangible assets	—	(15,534)	(4,827)	—	(20,361)
Proceeds from the sale of property and equipment	—	1,829	191	—	2,020

Cash used for investing activities	—	(32,677)	(10,808)	—	(43,485)

Financing activities:
Change in intercompany advances	114,145	(148,109)	33,964	—	—
Cash dividends paid	(45,587)	—	—	—	(45,587)
Repurchases of common stock	(15,701)	—	—	—	(15,701)
Excess tax benefits related to share-based compensation	733	—	—	—	733
Proceeds from exercise of stock options	4,821	—	—	—	4,821
Other, net	(2,526)	(1,999)	(2,244)	—	(6,769)

Cash provided by (used for) financing activities	55,885	(150,108)	31,720	—	(62,503)
Effect of exchange rate changes on cash and cash equivalents	—	—	723	—	723

Net increase (decrease) in cash and cash equivalents
	51,970	1,577	2,354	—	55,901
Cash and cash equivalents at beginning of period	58,190	13,641	26,057	—	97,888

Cash and cash equivalents at end of period	$110,160	$15,218	$28,411	$—	$153,789

Condensed Consolidating Financial Information

Nine Months Ended September 30, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$84,070	$98,413	$(6,488)	$(91,925)	$84,070
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(91,394)	—	—	91,394	—
Depreciation and amortization	—	25,842	1,342	—	27,184
Share-based compensation expense	—	4,844	—	—	4,844
Deferred income tax expense	—	1,098	—	—	1,098
Provision for losses on accounts and notes receivable	—	311	103	—	414
Changes in operating assets and liabilities:
Accounts and notes receivable	—	15,314	(25,817)	2,617	(7,886)
Merchandise inventories	—	55,323	(10,552)	530	45,301
Accounts payable	(111,525)	99,664	46,949	(2,621)	32,467
Net change in other assets and liabilities	3,070	(3,214)	(16,216)	5	(16,355)
Other, net	(1,270)	712	(215)	—	(773)

Cash provided by (used for) operating activities	(117,049)	298,307	(10,894)	—	170,364

Investing activities:
Acquisition, net of cash acquired			(149,910)		(149,910)
Additions to computer software and intangible assets	—	(18,911)	(1,023)	—	(19,934)
Additions to property and equipment	—	(8,159)	269	—	(7,890)
Proceeds from the sale of property and equipment	—	3,237	—	—	3,237

Cash used for investing activities	—	(23,833)	(150,664)	—	(174,497)

Financing activities:
Change in intercompany advances	77,168	(271,650)	194,482	—	—
Cash dividends paid	(41,791)	—	—	—	(41,791)
Repurchases of common stock	(11,250)	—	—	—	(11,250)
Financing costs paid	—	(1,303)		—	(1,303)
Excess tax benefits related to share-based compensation	1,223	—	—	—	1,223
Proceeds from exercise of stock options	4,114	—	—	—	4,114
Other, net	(2,887)	(1,586)	29	—	(4,444)

Cash provided by (used for) financing activities	26,577	(274,539)	194,511	—	(53,451)

Effect of exchange rate changes on cash and cash equivalents	—	—	1,313	—	1,313

Net (decrease) increase in cash and cash equivalents	(90,472)	(65)	34,266	—	(56,271)
Cash and cash equivalents at beginning of period	120,010	14,809	1,119	—	135,938

Cash and cash equivalents at end of period	$29,538	$14,744	$35,385	$—	$79,667

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

Third quarter and first nine months of 2013 compared with 2012

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

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2013	2012	2013	2012
Operating earnings, as reported (GAAP)	$49,215	$46,663	$147,150	$151,712
Acquisition-related and exit and realignment charges	2,747	7,831	5,395	8,448

Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$51,962	$54,494	$152,545	$160,160

Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.25%	2.50%	2.23%	2.43%
Net income, as reported (GAAP)	$27,970	$24,597	$82,941	$84,070
Acquisition-related and exit and realignment charges, net of tax	1,899	6,588	3,832	6,963

Net income, adjusted (non-GAAP) (Adjusted Net Income)	$29,869	$31,185	$86,773	$91,033

Net income per diluted common share, as reported (GAAP)	$0.44	$0.39	$1.31	$1.33
Acquisition-related and exit and realignment charges, per diluted common share	0.03	0.10	0.06	0.11

Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.47	$0.49	$1.37	$1.44

Adjusted EPS (non-GAAP) declined to $0.47 in the third quarter of 2013 compared with $0.49 in the third quarter of 2012 due to a decrease in Adjusted Operating Earnings (non-GAAP) of $2.5 million. Adjusted EPS (non-GAAP) declined to $1.37 for the nine months ended September 30, 2013 compared with $ 1.44 in the same period of 2012 due to a decrease in Adjusted Operating Earnings (non-GAAP) of $7.6 million. Domestic segment operating earnings decreased $3.9 million to $51.2 million for the third quarter of 2013 and decreased $5.4 million to $155.4 million for the nine months ended September 30, 2013. The International segment had operating earnings of $0.7 million and operating losses of $2.8 million for the three and nine months ended September 30, 2013.

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

Acquisition-related charges in the first nine months of 2013 consist primarily of costs to transition Movianto’s information technology and other operations and administrative functions from the former owner. Exit and realignment charges are associated with optimizing our operations and include the consolidation of distribution centers and closure of offsite warehouses in the United States and Europe. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges. More information about these charges is provided in Notes 3 and 6 of Notes to Consolidated Financial Statements included in this quarterly report.

Results of Operations

The following table presents highlights from our consolidated statements of income on a percentage of revenue basis:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross margin	11.86%	10.46%	12.06%	9.93%
Selling, general, and administrative expenses	9.17%	7.58%	9.37%	7.16%
Adjusted Operating Earnings (non-GAAP)	2.25%	2.50%	2.23%	2.43%

Net revenue. Net revenue was $2.30 billion and $6.85 billion for the three and nine months ended September 30, 2013, representing increases of 5.7% and 4.0% from $2.18 billion and $6.58 billion for the same periods in 2012. The increases in consolidated net revenue were primarily due to net revenues contributed by Movianto, which was acquired in August of 2012. For the three and nine months ended September 30, 2013, Domestic segment net revenue was $2.18 billion and $6.47 billion. Domestic segment net revenues increased $45.4 million quarter-over-quarter primarily due to one additional sales day in the current year. In the first nine months of 2013, Domestic segment net revenue decreased $59.5 million compared to the same period of 2012 primarily due to ongoing market trends, including lower rates of healthcare utilization and reduced government purchases, as well as our continued rationalization of smaller, less profitable healthcare provider customers and suppliers.

International segment net revenue was $129.0 million and $372.9 million for the three and nine months ended September 30, 2013, of which approximately 50% was fee-for-service revenues. Net revenue for the same periods in 2012 were $49.7 million.

Gross margin. Gross margin dollars increased 19.8% to $273.3 million for the third quarter of 2013 from $228.1 million for the third quarter of 2012. Gross margin dollars increased 26.3% to $825.8 million for the first nine months of 2013 from $653.9 million for the same period of 2012. These increases are primarily due to a full quarter of Movianto activity in the current year. Domestic gross margin for the nine months ended September 30, 2013 benefitted from supplier price changes in the first and second quarters of the year at a higher level than 2012. However, for the quarter, supplier price change benefits were lower than the same period last year, and had minimal impact on the current quarter results. International segment gross margin as a percentage of segment net revenue was approximately 50% for the third quarter and year-to-date period of 2013. We expect this metric to vary in future quarters based on seasonality and mix of buy-sell versus fee-for-service business.

Selling, general and administrative (SG&A) expenses. SG&A expenses include labor, warehousing, handling and delivery costs associated with our distribution and third-party logistics services, as well as labor costs for our supply-chain consulting services. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from the new customers. A portion of the International segment SG&A expenses includes ongoing costs for information technology and other transition services.

SG&A expenses increased $46.0 million and $170.4 million to $211.3 million and $641.6 million for the three and nine months ended September 30, 2013 compared to $165.3 million and $471.2 million for the same periods in 2012, primarily as a result of the acquisition of Movianto in August of 2012. Domestic SG&A expenses in the third quarter increased over the prior year due to increased sales activity and greater healthcare costs. During the second quarter of 2013, we reached a settlement in the administrative proceedings pending before the California Board of Equalization related to certain municipal sales tax incentives. As a result, SG&A expenses were reduced year-to-date by a net amount of $3.9 million, of which $0.4 million was attributable to the third quarter. The majority of the settlement benefit was offset by the increases noted above, as well as increased litigation expenses and expenses associated with the transition to a new delivery fleet contract in the second quarter. In the future, the company expects to receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers. More information about this incentive is provided in Note 13 of Notes to Consolidated Financial Statements included in this quarterly report.

Depreciation and amortization expense. Depreciation and amortization expense increased $2.4 million to $12.4 million for the third quarter of 2013 and increased $10.2 million to $37.3 million for the first nine months of 2013, compared to the same periods in 2012, primarily related to warehouse equipment and information technology hardware and software acquired with Movianto. In addition, depreciation and amortization expense increased $0.9 million in the Domestic segment primarily due to software enhancements for operational efficiency improvements.

Other operating income, net. Net other operating income was $2.4 million and $5.7 million for the third quarter and nine months of 2013 compared to $1.8 million and $4.6 million for the same periods in 2012. Net other operating income included finance charge income of $1.1 million and $2.9 million for the third quarter and year-to-date period in 2013 compared to $0.8 million and $2.8 million for 2012. In addition, net other operating income included income associated with product financing arrangements with customers in Europe of $0.6 million and $1.8 million and foreign currency exchange gains of $ 0.4 million for both the three and nine month periods, respectively. In the first quarter of 2012, we received a $0.7 million settlement of an anti-trust class action lawsuit, which did not recur in the current year.

Interest expense, net. Interest expense, net of interest earned on cash balances, was $3.4 million for the third quarter of 2013, as compared with $3.1 million for the third quarter of 2012, and $9.8 million for the first nine months of 2013 as compared with $10.0 million for the first nine months of 2012. The following table presents the components of our effective interest rate and average total debt for the nine month periods ended September 30, 2013 and 2012.

(Dollars in millions) Nine months ended September 30,	2013	2012
Interest on senior notes	6.35%	6.35%
Commitment and other fees	0.49%	0.83%
Interest rate swaps	(1.04)%	(1.08)%
Other, net of interest income	0.27%	0.16%

Total effective interest rate	6.07%	6.26%

Average total debt	$216.6	$214.0

Income taxes. The provision for income taxes, including income taxes on acquisition-related and exit and realignment charges, was $17.9 million and $54.4 million for the third quarter and first nine months of 2013, compared to $19.0 million and $57.7 million for the comparable periods in 2012. The effective tax rate was 39.0% for the third quarter and 39.6% for the first nine months of 2013, compared to 43.6% and 40.7% for the comparable periods of 2012. The decrease in the effective tax rate quarter over quarter is due to the impact of non-deductable acquisition-related costs in the third quarter of 2012 incurred as a result of the Movianto acquisition. The decrease in the effective tax rate for the year-to-date period of 2013 is also the result of benefits recognized upon the conclusion of examinations of our 2009 and 2010 federal income tax returns and certain state income tax returns. These benefits were partially offset by the impact of foreign taxes.

Financial Condition, Liquidity and Capital Resources

Financial condition. Cash and cash equivalents increased to $153.8 million at September 30, 2013 from $97.9 million at December 31, 2012. Nearly all of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments.

Accounts receivable, net of allowances, increased $18.0 million to $571.5 million at September 30, 2013, from $553.5 million at December 31, 2012. Consolidated accounts receivable days outstanding (DSO) were 22.0 days and 21.2 days at September 30, 2013 and December 31, 2012. Domestic segment DSO was 19.3 days at September 30, 2013, and 19.1 days at December 31, 2012, based on three months’ sales, and has ranged from 19.1 to 20.7 days over the prior four quarters.

Merchandise inventories increased $24.0 million to $787.8 million at September 30, 2013, from $763.8 million at December 31, 2012. Consolidated average inventory turnover was 10.2 for the third quarter of 2013. Domestic segment average inventory turnover was 10.2 in the third quarter of 2013, based on three months’ sales, and has ranged from 10.2 to 10.6 over the prior four quarters.

The International segment’s net working capital of approximately $59.7 million at September 30, 2013, excluding cash and cash equivalents, is comprised of accounts receivable of $96.5 million, financing receivables and other current assets of $164.9 million, inventories of $23.9 million, accounts payable of $43.1 million and financing payables and other current liabilities of approximately $182.5 million. See Note 4 to the Notes to Consolidated Financial Statements for further information regarding financing receivables.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012:

(in millions) Nine months ended September 30,	2013	2012
Net cash provided by (used for):
Operating activities	$161.2	$170.4
Investing activities	(43.5)	(174.5)
Financing activities	(62.5)	(53.5)
Effect of exchange rate changes	0.7	1.3

Increase in cash and cash equivalents	$55.9	$(56.3)

Cash provided by operating activities was $161.2 million in the first nine months of 2013, compared to $170.4 million in the same period of 2012. The decrease in cash from operating activities for the first nine months of 2013 compared to same period in 2012 was primarily the result of increased third quarter revenues and its impact on working capital, as well as the timing of accounts payable.

Cash used for investing activities was $43.5 million in the first nine months of 2013, compared to $174.5 million in the same period of 2012. Cash used for investing activities in the year-to-date period of 2012 was largely due to the acquisition of Movianto for approximately $150 million. The remaining investing activities in 2013 and 2012 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.

Cash used for financing activities in the first nine months of 2013 was $62.5 million, compared to $53.5 million used in the first nine months of 2012. During the first nine months of 2013, we paid dividends of $45.6 million, repurchased common stock under a share repurchase program for $15.7 million of cash, and received proceeds of $4.8 million from the exercise of stock options. During the first nine months of 2012, we paid dividends of $41.8 million, repurchased common stock under a share repurchase program for $11.3 million, paid financing costs of $1.3 million related to a new credit facility, and received proceeds of $4.1 million from the exercise of stock options.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). Under this credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the credit agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2013, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also have a $1.4 million letter of credit outstanding as of September 30, 2013, which supports facilities leased in Europe.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first nine months of 2013, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at September 30, 2013, the interest rate under the credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at September 30, 2013.

In the third quarter of 2013, we paid cash dividends on our outstanding common stock at the rate of $0.24 per share, which represents a 9% increase over the rate of $0.22 per share paid in the third quarter of 2012. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. During the third quarter of 2013, we repurchased approximately 213,713 shares for $7.4 million under this program. The remaining amount authorized for repurchases under this program is $3.2 million at September 30, 2013.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $28.4 million as of September 30, 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We provide credit in the normal course of business to our customers and are exposed to losses resulting from nonpayment or delinquent payment by customers. We perform initial and ongoing credit evaluations of our customers and maintain reserves for estimated credit losses. We measure our performance in collecting customer accounts receivable in terms of days sales outstanding (DSO). Accounts receivable at September 30, 2013, were approximately $571 million, and consolidated DSO at September 30, 2013, was 22.0 days, based on three months’ sales. A hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof, of approximately $25 million.

We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at September 30, 2013. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.94 per gallon in the first nine months of 2013, a decrease from $3.95 per gallon in the first nine months of 2012. Based on our fuel consumption in the first nine months of 2013, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $400,000 on an annualized basis. In January 2013, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated Domestic segment fuel usage for 2013 at an equivalent benchmark price of $3.91 per gallon.

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

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There has been no change in our internal control over financial reporting during the quarter ended September  30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Through September 30, 2013, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2012. Through September 30, 2013, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the third quarter of 2013, we repurchased in open-market transactions and retired 213,713 shares of our common stock for an aggregate of $7.4 million, or an average price per share of $34.65. The following table summarizes share repurchase activity by month during the third quarter of 2013.

			Total number of	Maximum dollar
			shares purchased	value of shares
	Total number		as part of a	that may yet
	of shares	Average price paid	publicly announced	be purchased
Period	purchased	per share	program	under the program
July 2013	49,913	$34.12	49,913	$8,875,667
August 2013	63,800	$34.99	63,800	$6,643,089
September 2013	100,000	$34.69	100,000	$3,174,345

Total	213,713		213,713

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated November 5, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date: November 7, 2013	/s/ Craig R. Smith
Craig R. Smith
Chief Executive Officer

Date: November 7, 2013	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Exhibits Filed with SEC

Exhibit #
3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated November 5, 2013).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document