Form 10-K
period 2013-12-31
OWENS & MINOR INC/VA/
filed 2014-02-25
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $2,142,554,205 as of June 30, 2013.
The number of shares of the Company’s common stock outstanding as of February 18, 2014 was 63,097,861 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on May 1, 2014, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers, located on page 8 of the company’s printed Annual Report, can be found at the end of the electronic filing of this Form 10-K.

Part I

Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading healthcare logistics company that connects the world of medical products to the point of care. We provide vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies and devices in the United States and Europe. We serve our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing for the healthcare market. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Founded in 1882, Owens & Minor was incorporated in 1926 in Richmond, Virginia. We focus our operations on healthcare logistics services and provide our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing for the healthcare market. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving national scale in the United States healthcare market. On August 31, 2012, we acquired the Movianto Group (Movianto), an established European healthcare third-party logistics provider. As a result of the acquisition, we have entered into third-party logistics services for the pharmaceutical, biotechnology and medical device industries in the European market, leveraging an existing platform that also expands our ability to serve our United States-based manufacturer customers on an international level.
Our Domestic segment includes all functions in the United States relating to our role as a healthcare services company providing distribution and logistics services to healthcare providers and manufacturers. The International segment consists of Movianto, our European third-party logistics service. Financial information by segment and geographic area beginning with the acquisition of Movianto in 2012 appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in this annual report.
The Domestic Segment
The Healthcare Supply Industry in the United States
Healthcare supply volumes in the United States are dependent on the rates of utilization of medical/surgical procedures by consumers, which are subject to fluctuation according to the condition of the domestic economy and other factors. Aside from consumer-driven activity, the healthcare supply industry is also experiencing growing demand for advanced logistics services from healthcare providers and manufacturers that are focused on achieving more efficient and cost-effective supply-chain operations.
In the United States, healthcare supply distributors contract with group purchasing organizations (GPOs) that negotiate distribution contracts on behalf of their healthcare provider members and also contract directly with healthcare providers and manufacturers for their services.
Healthcare providers are increasingly consolidating into larger, more sophisticated networks that are actively seeking reductions in the total cost of delivering healthcare products. These healthcare providers face complex financial challenges, including managing the cost of purchasing, receiving, storing and tracking supplies. Economic trends have also driven significant consolidation within the healthcare supply industry due to the competitive advantages enjoyed by larger organizations. Among these advantages are the ability to serve customers in widespread geographic locations, purchase inventory in large volume, develop technology platforms and decision-support systems and provide expertise to healthcare providers and manufacturers to help reduce supply chain costs.

Our Products and Services
We offer a comprehensive portfolio of products and services to healthcare providers and manufacturers in the United States. Our portfolio of medical and surgical supplies includes branded products purchased in large volume from manufacturers and our own proprietary MediChoice® private-label products, which are internally sourced through our sourcing joint venture in China or through a select group of manufacturers. We store these items at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the nation. Most supplies are delivered using a leased fleet and almost all of our delivery personnel are our teammates, ensuring a consistent level of performance and customer service. In situations where they are more cost-effective and timely, we use contract carriers and parcel delivery services. We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing the product. We have deployed automation equipment in low-unit-of-measure picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in certain warehousing processes.
We also offer additional services to healthcare providers including supplier management, analytics, inventory management, outsourced resource management, clinical supply management and business process consulting. Our value-add services help providers improve their process for contracting with vendors, purchasing supplies and streamlining inventory. These include our operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory, as well as our customizable surgical supply service that includes the assembly and delivery of surgical supplies in procedure-based totes to coincide with the healthcare providers’ surgical schedule.
The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage distribution fee is added to the contract cost agreed to by the customer and the supplier. We price our services for certain other activities under an activity-based pricing model. In these cases, pricing depends upon the range, level or complexity of service that we provide to customers, and in some cases we do not take title to the product involved although we maintain certain custodial risks. As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of selling, general and administrative expenses, rather than with the cost of the product, which is a component of cost of goods sold.
We offer a variety of programs and services dedicated to providing logistics and marketing solutions to our manufacturer customers as well. These programs and services are designed to help manufacturers increase market share, drive sales growth, or achieve operational efficiencies. Manufacturer programs are generally negotiated on an annual basis and provide for enhanced levels of support that are aligned with the manufacturer’s annual objectives and growth goals. We have contractual arrangements with manufacturers participating in these programs that provide performance-based incentives to us, as well as cash discounts for prompt payment. Program incentives can be earned on a monthly, quarterly or annual basis.
All of our services utilize a common infrastructure of distribution centers, equipment, technology, and delivery methods (internal fleet, common carrier or parcel services). We operate a network of 43 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers. A significant investment in information technology supports the business and efficiently manages growth, including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management, as well as significant enhancements to back office systems and overall technology infrastructure. During 2012, we initiated a three-year, $50 million investment in our information technology infrastructure in the United States designed to achieve operational and data-management efficiencies, improve customer service, and reduce increases in future operating expenses.
The International Segment
Our Products and Services
Our International segment, comprised of Movianto, represented 4.2% of our consolidated net revenues during 2013. Movianto is a European contract logistics service provider to the pharmaceutical, biotechnology and healthcare industry, offering a broad range of supply chain logistics services to manufacturers. Our warehousing and transportation offerings include storage, controlled-substance handling, cold-chain, emergency and export delivery, inventory management and pick & pack services. Our other services include order-to-cash, re-labeling, kitting, packaging, customer service and returns management.

Movianto has a network of 20 logistics centers in 11 European countries, including Belgium, Czech Republic, Denmark, France, Germany, Netherlands, Portugal, Slovakia, Spain, Switzerland and the United Kingdom. To serve its clients, Movianto uses a fleet of leased and owned trucks, including cold-chain delivery trucks. The majority of our drivers are Movianto teammates, although contract carriers and parcel services are used in situations where they are more cost-effective and timely.
Movianto’s client contracts are generally for three-year terms with rolling automatic one year extension periods. The tendering or competitive bidding process typically takes 12 to 18 months from the initial client request for proposal until becoming operational. Movianto offers significant flexibility to tailor contracts to specific client requirements, and it benefits from the expansion of clients into additional European countries. Pricing may be activity-based, with fees determined by clients’ particular requirements for warehousing, handling and delivery services, or it may be based on buy-sell wholesaler arrangements for product and distribution services.
As a part of the Movianto acquisition in 2012, we entered into transition support services agreements with the former owner of Movianto under which it provides certain information technology and support services for terms ranging from six to 24 months. These services were substantially completed at the end of 2013.
Our Customers
We currently provide distribution, outsourced resource management and/or consulting services to thousands of healthcare provider customers. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets (IHNs) as well as smaller, independent hospitals in the United States. In addition to contracting with healthcare providers at the IHN level and through GPOs, we also contract with other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Novation, LLC (Novation), MedAssets Inc. (MedAssets), Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). In 2012 and 2013, we renewed the distribution agreements with all four GPOs to continue our status as an authorized distributor for their member healthcare providers and allow us to compete with other authorized distributors for the business of individual members. Below is a summary of these agreements:

GPO	Year of Renewal	Term	Sales to Members as a % of Consolidated Net Revenue in 2013
Novation	2012	5 years*	33%
MedAssets	2013	3 years	24%
Premier	2013	3 years	21%
HPG	2013	5 years	9%

* Agreement also includes two one-year renewals after the initial term
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our supplier and manufacturer customers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. We currently have relationships with approximately 1,300 of these supplier and manufacturer customers. In the Domestic segment, sales of products supplied by subsidiaries of Covidien Ltd. accounted for approximately 13% of our consolidated net revenue for 2013. Sales of products supplied by Johnson & Johnson Health Care Systems, Inc. were approximately 10% of our consolidated net revenue for 2013.
In Europe, we serve a diverse customer base of approximately 600 manufacturer clients, including pharmaceutical, biotechnology and medical device manufacturers.

Asset Management
In the healthcare supply distribution industry, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We continually work to refine our processes to optimize inventory and collect accounts receivable.
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
Accounts Receivable
In the normal course of business, we provide credit to our domestic and European customers and use credit management techniques to evaluate customers’ creditworthiness and facilitate collection. These techniques may include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. We also use third-party information from sources such as credit reporting agencies, banks and other credit references. We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. Our ability to accurately invoice and ship product to customers enhances our collection results and drives our positive DSO performance. We also have arrangements with certain customers under which they make deposits on account, either because they do not meet our standards for creditworthiness or in order to obtain more favorable pricing.
Competition
The medical/surgical supply distribution and healthcare logistics industries are highly competitive in the United States and Europe. The U.S. sector includes Owens & Minor, Inc., as well as two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and privately-held Medline, Inc. In addition, we compete with a number of regional and local distributors and customer self-distribution models. Major logistics competitors serving healthcare manufacturers in the United States and in Europe include United Parcel Service, FedEx Corporation, Deutsche Post DHL and Alloga, as well as local competitors in specific countries.
Regulation
The medical/surgical supply distribution industry in the United States is subject to regulation by federal, state and local government agencies. Each of our distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products. We must comply with laws and regulations, including those governing operations, storage, transportation, safety and security standards for each of our distribution centers, of the Food and Drug Administration, the Drug Enforcement Agency, the Department of Transportation, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies. We are also subject to various federal and state laws intended to protect the privacy of health or other personal information and to prevent healthcare fraud and abuse. We believe we are in material compliance with all statutes and regulations applicable to distributors of medical and surgical supply products and pharmaceutical and related products, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare, Medicaid, as well as applicable general employment and employee health and safety laws and regulations.
Movianto is subject to local, country and European-wide regulations, including those promulgated by the European Medicines Agency (EMA), a decentralized agency of the European Union responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the European Union. In addition, quality requirements are imposed by healthcare industry manufacturers which audit Movianto on a regular basis. Each of our logistics centers in Europe is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products, according to the country-specific requirements. We believe we are in material compliance with all statutes and regulations, including Good Distribution Practices sponsored by the European Commission. Movianto is also ISO 9001:2008 certified across the entire enterprise.

Employees
At the end of 2013, we employed approximately 4,900 full- and part-time teammates in the Domestic segment and 1,800 in the International segment. Most of our international teammates are covered by collective bargaining agreements. Ongoing teammate training is critical to performance and we use Owens & Minor University®, an in-house training facility, to offer classes in leadership, management development, finance, operations, safety and sales. We continue to have positive relationships with teammates and European works councils.
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

Item 1A. Risk Factors
Set forth below are certain risk factors that we currently believe could materially and adversely affect our business, financial condition and prospects. These risk factors are in addition to those mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.
Competition
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by intense pricing pressure. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain third-party logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses. These competitive pressures could have a material adverse effect on our results of operations.
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
The healthcare third-party logistics business in both the United States and abroad also is characterized by intense competition from a number of international, regional and local companies, including large conventional logistics companies that are moving into the healthcare and pharmaceutical distribution business. This competitive market places continuous pricing pressure on us from customers and manufacturers that could adversely affect our results of operations and financial condition if we are unable to continue to increase our revenues and to offset margin reductions caused by pricing pressures through cost control measures.
Dependence on Significant Healthcare Provider Customers
In 2013, our top ten customers in the United States represented approximately 23% of our consolidated net revenue. In addition, in 2013, approximately 77% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Novation, MedAssets and Premier. We could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration (if permitted by the applicable contract). Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual customer relationship, could have a material adverse effect on our results of operations.
Dependence on Significant Domestic Suppliers
In the United States, we distribute products from nearly 1,300 suppliers and are dependent on these suppliers for the continuing supply of products. In 2013, sales of products of our ten largest domestic suppliers accounted for approximately 53% of consolidated net revenue. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, partially dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations.
Integration of Acquisitions
In connection with our growth strategy, we from time to time acquire other businesses that we believe will expand or complement our existing businesses and operations. In 2012, we completed our first international acquisition through our purchase of Movianto, which has facilities in 11 European countries and operates throughout the European marketplace. The integration of acquisitions, particularly international acquisitions, involves a number of significant risks, which may include but are not limited to, the following:

•	Expenses and difficulties in the transition and integration of operations and systems;

•	Retention of current customers and the ability to obtain new customers;

•	The assimilation and retention of personnel, including management personnel, in the acquired businesses;

•	Accounting, tax, regulatory and compliance issues that could arise;

•
Difficulties in implementing uniform controls, procedures and policies in our acquired companies, or in remediating control deficiencies in acquired companies not formerly subject to the Sarbanes-Oxley Act of 2002;

•	Unanticipated expenses incurred or charges to earnings based on unknown circumstances or liabilities;

•	Failure to realize the synergies and other benefits we expect from the acquisition at the pace we anticipate;

•	General economic conditions in the markets in which the acquired businesses operate; and

•	Difficulties encountered in conducting business in markets where we have limited experience and expertise.
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
International Operations
Our acquisition of Movianto represents our first significant movement into the international marketplace. Additionally, in 2011, we entered into a joint venture in China to provide product sourcing services. Operations outside the United States involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:

•	Lack of familiarity with and expertise in conducting business in foreign markets;

•	Foreign currency fluctuations and exchange risk;

•	Unexpected changes in foreign regulations or conditions relating to labor, economic or political environment, and social norms or requirements;

•	Adverse tax consequences and difficulties in repatriating cash generated or held abroad;

•	Local economic environments, such as in the European markets served by Movianto, including recession, inflation, indebtedness, currency volatility and competition; and

•	Changes in trade protection laws and other laws affecting trade and investment, including import/export regulations in both the United States and foreign countries.

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

Changes in the Healthcare Environment in the United States
We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; reductions in Medicare and Medicaid reimbursement levels; consolidation of competitors, suppliers and customers; a shift in healthcare provider venues from acute care settings to clinics, physician offices and home care; and the development of larger, more sophisticated purchasing groups. All of these changes place additional financial pressure on healthcare provider customers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our results of operations.
In March 2010, federal healthcare legislation known as the Affordable Care Act was enacted. This healthcare reform legislation includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. Effective January 1, 2013, the Affordable Care Act imposed a 2.3% federal excise tax on manufacturers for sales of certain medical devices. In the event these manufacturers attempt to pass all or a portion of this excise tax through to us, or in the event such tax leads manufacturers to offer less favorable terms and incentives to distributors, our profitability could be adversely impacted. The provisions of the Affordable Care Act will not be fully implemented until 2018 and, although there is no way to predict the full impact of the law on the healthcare industry and our operations, its implementation may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, all of which could adversely affect our results of operations.
Regulatory Requirements
We must comply with numerous laws and regulations in the United States, Europe, Asia and other countries where we distribute. We also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations and financial condition. In addition, we are subject to various federal and state laws intended to prevent healthcare fraud and abuse. The requirements of these fraud and abuse laws are complicated and subject to interpretation and may be applied by a regulator, prosecutor or judge in a manner that could negatively impact us financially or operationally.
General Economic Climate
The financial and economic climate in recent years continues to have a negative impact on most sectors of the domestic economy and the international markets in which Movianto operates. This uncertain financial and economic climate has reduced patient demand for healthcare services, reduced product price inflation, intensified pressures on healthcare providers to reduce both costs and purchases of our products and services and could compromise our customers’ ability to timely pay for their purchases. Poor economic conditions could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. These and other possible consequences of financial and economic changes could materially and adversely affect our business and results of operations.
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
Reliance on Information Systems and Technological Advancement
We rely on information systems to receive, process, analyze and manage data in distributing thousands of inventory items to customers from numerous distribution and logistics centers. These systems are also relied upon for billings to and collections from customers, as well as the purchase of and payment for inventory and related transactions from our suppliers. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers. Our business and results of operations may be materially adversely affected if systems are interrupted or damaged by unforeseen events (including cyber attacks) or fail to operate for an extended period of time, or if we fail to appropriately enhance our systems to support growth and strategic initiatives.

Changes in Tax Laws
We operate throughout the United States and Europe as well as in China. As a result, we are subjected to the tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal LIFO (last-in, first-out) treatment of domestic inventory or changes in tax accounting methods for inventory or other tax items, that could adversely affect our tax positions, tax rate or cash payments for taxes.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our Domestic segment had 43 distribution centers as well as office and warehouse space across the United States as of December 31, 2013. We lease all of these distribution centers from unaffiliated third parties. We also lease offices in China and Malaysia as well as small offices for sales and consulting personnel across the United States. In addition, we have a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and lease space on a temporary basis from time to time to meet our inventory storage needs. We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.
Our International segment leases18 and owns two logistics centers across 11 European countries. We also operate seven transport depots, of which we lease six and own one. We also lease office space in Stuttgart, Germany.
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

Part II

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 13, 2014, there were approximately 3,484 common shareholders of record. We believe there are an estimated additional 30,985 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.

5-Year Total Shareholder Return
The following performance graph compares the performance of our common stock to the S&P 500 Index and an Industry Peer Group (which includes the companies listed below) for the last five years. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2008, and that all dividends were reinvested.
The Industry Peer Group, weighted by market capitalization, consists of companies engaged in the business of healthcare product distribution. The Peer Group includes pharmaceutical distribution companies: AmerisourceBergen Corporation, Cardinal Health, Inc., and McKesson Corporation; and medical product distribution companies: Henry Schein, Inc., and Patterson Companies, Inc.

	Base Period	Years Ended
Company Name / Index	12/2008	12/2009	12/2010	12/2011	12/2012	12/2013
Owens & Minor, Inc.	$100.00	$116.81	$123.13	$119.43	$126.30	$166.60
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	146.87	174.80	190.01	223.72	359.71

Share Repurchase Program. In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2013, we repurchased in open-market transactions and retired 560 thousand shares at an average price per share of $33.72. As of December 31, 2013, we have no remaining shares authorized for repurchase.
In February 2014, our Board of Directors renewed our share repurchase program authorizing the purchase of $100 million in common stock through 2017. The timing of repurchases and the number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time.

The following table summarizes the share repurchase activity by month during the fourth quarter of 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
October 2013	41,600	$34.58	41,600	$1,737,703
November 2013	21,200	$36.88	21,200	$955,593
December 2013	25,770	$37.09	25,770	$—
Total	88,570		88,570

Item 6. Selected Consolidated Financial Data
(in thousands, except ratios and per share data)

	At or for the Year Ended December 31,
	2013 (2)	2012 (3)	2011 (4)	2010 (5)	2009
Summary of Operations:
Net revenue (9)	$9,071,532	$8,868,324	$8,627,912	$8,123,608	$8,037,624
Income from continuing operations	$110,882	$109,003	$115,198	$110,579	$116,859
Loss from discontinued operations, net of tax(1)	—	—	—	—	(12,201)
Net income	$110,882	$109,003	$115,198	$110,579	$104,658
Per Common Share(6) :
Net income (loss) attributable to Owens & Minor, Inc. per common share—basic:
Continuing operations	$1.76	$1.72	$1.82	$1.76	$1.87
Discontinued operations	—	—	—	—	(0.19)
Net income per share—basic	$1.76	$1.72	$1.82	$1.76	$1.68
Net income (loss) attributable to Owens & Minor, Inc. per common share—diluted:
Continuing operations	$1.76	$1.72	$1.81	$1.75	$1.86
Discontinued operations	—	—	—	—	(0.19)
Net income per share—diluted	$1.76	$1.72	$1.81	$1.75	$1.67
Cash dividends	$0.960	$0.880	$0.800	$0.708	$0.613
Stock price at year end	$36.56	$28.51	$27.79	$29.43	$28.62
Summary of Financial Position:
Total assets	$2,324,042	$2,214,398	$1,946,815	$1,822,039	$1,747,088
Cash and cash equivalents	$101,905	$97,888	$135,938	$159,213	$96,136
Total debt	$216,243	$217,591	$214,556	$210,906	$210,917
Total Owens & Minor, Inc. shareholders’ equity	$1,023,913	$972,526	$918,087	$857,518	$769,179
Selected Ratios:
Gross margin as a percent of revenue	12.31%	10.43%	9.94%	9.94%	10.13%
Selling, general, and administrative expenses as a percent of revenue	9.52%	7.70%	7.08%	6.94%	7.37%
Operating earnings as a percent of revenue	2.18%	2.22%	2.36%	2.41%	2.50%
Days sales outstanding (DSO) (7)	22.1	20.8	20.7	19.6	21.4
Average annual inventory turnover (8)	10.4	10.1	10.2	10.4	10.6
 ____________________________

(1)	In January 2009, we exited our direct-to-consumer diabetes supply (DTC) business. Accordingly, the DTC business is presented as discontinued operations for all periods presented.

(2)
We incurred charges of $12.4 million ($8.9 million after tax, or $0.14 per common share) associated with acquisition-related and exit and realignment activities in 2013. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(3)
We incurred charges of $10.2 million ($8.2 million after tax, or $0.13 per common share) associated with acquisition-related and exit and realignment activities in 2012. See Notes 3 and 9 of Notes to Consolidated Financial Statements.

(4)
We incurred charges of $13.2 million ($8.0 million after tax, or $0.13 per common share) associated with acquisition-related and exit and realignment activities in 2011. See Note 9 of Notes to Consolidated Financial Statements.

(5)	We terminated our frozen defined benefit pension plan in the fourth quarter of 2010 and recognized a settlement charge of $19.6 million ($11.9 million after tax, or $0.19 per common share).

(6)
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

(7)	Based on net revenue for the fourth quarter of the year.

(8)	Based on cost of goods sold for the preceding 12 months.

(9)	2012 net revenue has been revised to reflect current year revenue presentation. See Note 1 of Notes to Consolidated Financial Statements.

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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. The Domestic segment includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers. The International segment, which is comprised of the Movianto Group (Movianto) acquired on August 31, 2012, provides third-party logistics for the pharmaceutical, biotechnology and medical device industries in the European market. Segment financial information is provided in Note 20 of Notes to the Consolidated Financial Statements included in this annual report.
Financial Highlights.
The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
Operating earnings, as reported (GAAP)	$198,083	$196,753	$203,515
Acquisition-related and exit and realignment charges	12,444	10,164	13,168
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$210,527	$206,917	$216,683
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.32%	2.33%	2.51%
Net income attributable to Owens & Minor, Inc., as reported (GAAP)	$110,882	$109,003	$115,198
Acquisition-related and exit and realignment charges, net of tax	8,856	8,200	7,993
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$119,738	$117,203	$123,191
Net income attributable to Owens & Minor, Inc. per diluted common share, as reported (GAAP)	$1.76	$1.72	$1.81
Acquisition-related and exit and realignment charges, per diluted common share	0.14	0.13	0.13
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$1.90	$1.85	$1.94
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

Acquisition-related charges, pre-tax, of $3.5 million and $10.5 million in 2013 and 2012 are associated with Movianto and $0.5 million in 2011 is related to the establishment of our joint venture in China. Acquisition-related charges in 2013 primarily consist of costs to transition Movianto's information technology and other operations and administrative functions from the former owner. Charges in 2012 are primarily transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the acquisition and costs to perform post-closing activities to establish a tax-efficient organizational structure. Exit and realignment charges (income), pre-tax, of $8.9 million, $(0.4) million and $12.7 million in 2013, 2012 and 2011 are associated with optimizing our operations and include the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe. Net of tax charges have been tax effected in the preceding table using a blended income tax rate depending on the amount of charges incurred in different tax jurisdictions. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges. More information about these charges is provided in Notes 3 and 9 of Notes to Consolidated Financial Statements included in this annual report.
Adjusted EPS increased to $1.90 in 2013 from $1.85 in 2012 primarily due to an increase in Adjusted Operating Earnings of $3.6 million. Domestic segment operating earnings were $211.9 million for 2013, a decrease of $0.4 million when compared to the prior year. International segment operating losses improved over the prior year by $4.0 million to $1.4 million for 2013. The Domestic segment operating earnings were affected by higher gross margin, which was fully offset by higher selling, general and administrative expenses. The International segment operating loss includes a full year of activity which showed improving results in the second half of 2013.
Results of Operations
2013 compared to 2012

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
Domestic	$8,688,018	$8,731,484	$(43,466)	(0.5)%
International	383,514	136,840	246,674	180.3%
Net revenue	$9,071,532	$8,868,324	$203,208	2.3%
Net revenue for the current year increased due to a full year of activity in our International segment compared to four months in the prior year. Domestic segment revenue continued to be impacted by ongoing market trends including lower rates of healthcare utilization. In addition, our continued rationalization of smaller, less profitable healthcare provider customers and suppliers and reduced government purchases were not fully offset by growth in existing customers, fee-for-service and new business. Fee-for-service business represents approximately two-thirds of net revenue in the International segment.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
Gross margin	$1,117,075	$924,654	$192,421	20.8%
As a % of net revenue	12.31%	10.43%
Gross margin increased primarily due to a full year of Movianto activity in the current year which contributed $177.4 million to the year over year change. The Domestic segment gross margin benefitted from strategic initiatives including growth in fee-for-service business during the year and supplier price changes in the first and second quarters of 2013 at a higher level than in 2012.

We value Domestic segment inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been lower by 3 basis points in 2013 and higher by 5 basis points in 2012.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
SG&A expenses	$863,656	$682,595	$181,061	26.5%
As a % of net revenue	9.52%	7.70%
Depreciation and amortization	$50,586	$39,604	$10,982	27.7%
Other operating income, net	$(7,694)	$(4,462)	$(3,232)	72.4%
Selling, general and administrative (SG&A) expenses include labor, warehousing, handling and delivery costs associated with our distribution and logistics services, as well as labor costs for our supply-chain consulting services and all costs associated with our fee-for-service business. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from new customers. The International segment also includes costs for information technology and other transition services provided by the former owners of Movianto which were substantially completed in 2013.
SG&A expense increased by $165.4 million in the current year due to a full year of activity in Movianto. Domestic SG&A expense also increased over the prior year due to greater fee-for-service sales activity, increased costs to support strategic initiatives and higher costs associated with workers' compensation, litigation and healthcare. During the second quarter of 2013, we reached a settlement in the administrative proceedings before the California Board of Equalization related to certain municipal sales tax incentives. As a result, SG&A expenses were reduced in 2013 by a net amount of $4.3 million, which was fully offset by the increased costs noted above. In the future, the company expects to receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers. More information about this incentive is provided in Note 18 of Notes to Consolidated Financial Statements included in this annual report.
Depreciation and amortization expense increase in the current year was primarily related to warehouse equipment and information technology hardware and software acquired with Movianto. In addition, depreciation and amortization increased $0.8 million in the Domestic segment due to software enhancements for operational efficiency improvements.
Other operating income includes finance charge income of $6.0 million and $4.9 million in 2013 and 2012. The increase over the prior year was due to $1.6 million increase in income associated with product financing arrangements with customers in Europe, $0.8 million in foreign exchange gains and a net $0.9 million in Domestic charges incurred in 2012 associated with specific litigation matters and loss contingency expenses which did not recur in the current year.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
Interest expense, net	$13,098	$13,397	$(299)	(2.2)%
Effective interest rate	6.05%	6.17%
For 2013, the decrease in interest expense was primarily from lower commitment fees in our new revolving credit facility effective June 2012, partially offset by less interest income earned on cash and cash equivalents.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
Income tax provision	$74,103	$74,353	$(250)	(0.3)%
Effective tax rate	40.1%	40.6%
The provision for income taxes, including income taxes on acquisition-related and exit and realignment charges, decreased from the prior year due to the impact of non-deductible acquisition-related costs in 2012 incurred as a result of the Movianto acquisition as well as results of benefits recognized in the current year upon the conclusion of examinations of our 2009 and 2010 Federal and certain state income tax returns. These benefits were partially offset by the impact of foreign taxes.

2012 compared to 2011

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
Domestic	$8,731,484	$8,627,912	$103,572	1.2%
International	136,840	—	136,840	N/A
Net revenue	$8,868,324	$8,627,912	$240,412	2.8%
Domestic segment revenue increased as a result of growth from existing customers. Factors affecting the Domestic segment growth rate included lower comparative utilization of healthcare services, reduced product price inflation and a lower level of government purchasing, as well as ongoing rationalization of certain of the company’s suppliers. The International segment revenue for 2012 includes activity since our acquisition on August 31, 2012.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
Gross margin	$924,654	$857,537	$67,117	7.8%
As a % of net revenue	10.43%	9.94%
The increases in gross margin dollars and gross margin percentage are primarily due to contributions by Movianto for the four months since acquisition. These gains were partially offset by declines in the Domestic segment due to customer mix, including lower margin on new contracts with large integrated health networks and competitive pressures.
We value Domestic segment inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been higher by 5 basis points in 2012 and 16 basis points in 2011.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
SG&A expenses	$682,595	$610,657	$71,938	11.8%
As a % of net revenue	7.70%	7.08%
Depreciation and amortization	$39,604	$34,135	$5,469	16.0%
Other operating income, net	$(4,462)	$(3,938)	$(524)	13.3%
SG&A expenses include labor, warehousing, handling and delivery costs associated with our distribution and third-party logistics services, as well as labor costs for our supply-chain consulting services. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues.
SG&A expenses increased as a result of the acquisition of Movianto. The increase was partially offset by decreases in the Domestic segment primarily due to lower expenses in our fee-for-service operations, including lower costs for our third-party logistics business that converted a large new customer during 2011. International segment SG&A expenses include costs for information technology and other transition services provided by the former owners of Movianto, as well as information technology outsourcing and consulting for support and maintenance of its information systems.
Depreciation and amortization, primarily related to warehouse equipment and information technology hardware and software, increased in 2012 as a result of the acquisition of Movianto. Domestic segment depreciation and amortization increased $2.4 million for operational software improvements and for warehouse equipment and leasehold improvements related to warehouse automation and the relocation of a distribution center. This increase was partially offset by lower amortization resulting from the expiration of noncompete agreements.

Other operating income, net included finance charge income of $4.9 million and $2.9 million for 2012 and 2011. Finance charge income for 2012 includes income from customer inventory financing arrangements in Europe. Other operating income, net, in 2012 includes legal expenses and loss contingencies expense of approximately $2.0 million associated with California-specific litigation and compensation and benefits requirements, partially offset by income of $1.1 million from the settlement of a class action litigation. Other operating income for 2011 benefitted from $2.2 million received from settlement of an anti-trust class action lawsuit. In addition, other operating income in 2011 included expenses of $1.7 million primarily for the development of a model for partnering with customers.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
Interest expense, net	$13,397	$13,682	$(285)	(2.1)%
Effective interest rate	6.17%	6.42%
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

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2012	2011	$	%
Income tax provision	$74,353	$74,635	$(282)	(0.4)%
Effective tax rate	40.6%	39.3%
Excluding the acquisition-related and exit and realignment costs in 2012, of which approximately $4.6 million were not tax deductible, the effective tax rate was 39.4% for 2012.
Financial Condition, Liquidity and Capital Resources
Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory turnover. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $25 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers.

	For the years ended December 31,		Change
(Dollars in millions)	2013	2012	$	%
Cash and cash equivalents	$101.9	$97.9	$4.0	4.1%
Accounts and notes receivable, net of allowances	$572.9	$537.3	$35.6	6.6%
Consolidated DSO (1)	22.1	20.8
Merchandise inventories	$771.7	$763.8	$7.9	1.0%
Consolidated inventory turnover (2)	10.4	10.1
Accounts payable	$643.9	$603.1	$40.8	6.8%
(1) Based on year end accounts receivable and net revenue for the fourth quarter
(2) Based on average annual inventory and costs of goods sold for the years ended December 31, 2013 and 2012

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011:

(Dollars in millions)	2013	2012	2011
Net cash provided by (used for) continuing operations:
Operating activities	$140.6	$218.5	$68.4
Investing activities	(57.1)	(190.8)	(33.9)
Financing activities	(82.0)	(68.4)	(57.5)
Discontinued operations	—	—	(0.3)
Effect of exchange rate changes on cash	2.5	2.7	—
Increase (decrease) in cash and cash equivalents	$4.0	$(38.0)	$(23.3)
Cash provided by operating activities was $140.6 million in 2013, compared to $218.5 million in 2012 and $68.4 million in 2011. Cash from operating activities for 2013 decreased compared to 2012 due to changes in working capital, including increases in accounts and notes receivable which experienced an increase in DSO of 1.3 days (unfavorable impact on cash of $33.3 million). Cash from operating activities for 2012 increased over 2011 due to the reduction of Domestic segment inventories and benefitted from a decrease in Domestic segment DSO of 1.6 days in 2012 (favorable impact of approximately $38.3 million). Cash from operating activities in 2011 was a result of operating earnings and an increase in accounts payable, due to increased inventory purchases, offset by a build-up of inventory of approximately $100 million for new business, an increase in DSO of 1.1 days (unfavorable impact on cash of $26.3 million), and an increase in other current assets related to our growth in revenues.
Cash used for investing activities was $57.1 million for 2013, compared to $190.8 million for 2012 and $33.9 million for 2011. Capital expenditures in 2013 were $60.1 million primarily related to information technology initiatives and distribution center and logistics facility moves and modifications. In 2012, we acquired Movianto in exchange for approximately $155.2 million of cash plus assumed third-party debt (primarily capitalized leases) of $2.1 million. Domestic segment capital expenditures were $34.5 million in 2012, primarily related to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements. Capital expenditures in 2011 primarily included leasehold improvements and warehouse equipment for our distribution centers and logistics facilities, as well as investments in operational software improvements and certain customer-facing technologies.
Net cash used in financing activities was $82.0 million in 2013, 68.4 million in 2012, and $57.5 million in 2011. We paid dividends of $60.7 million, $55.7 million and $50.9 million and repurchased common stock under a share repurchase program for $18.9 million, $15.0 million and $16.1 million in the years ended December 31, 2013, 2012 and 2011. In addition, in 2011 we received proceeds of $4.0 million as a result of the termination of interest rate swaps.
Cash used by operating activities of discontinued operations was $0.3 million for 2011, associated with administrative costs.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). This agreement replaced an existing $350 million credit agreement set to expire on June 7, 2013. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At December 31, 2013, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.
We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During 2013, we had no borrowings or repayments under the credit facilities. Based on our leverage ratio at December 31, 2013, the interest rate under the new credit facility was LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at December 31, 2013.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $22.2 million and $24.9 million as of December 31, 2013 and 2012. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
The IRS on January 10, 2014 released final regulations relating to the adjustment of inventory costs for certain sales-based vendor charge-backs and the allowable treatment of these charge-backs in tax LIFO calculations. The Company is currently analyzing the impact of this regulatory change on our tax LIFO position, which could cause our related deferred tax liability to become due and payable, impacting future cash flow.
We paid quarterly cash dividends on our outstanding common stock at the rate of $0.24 per share during 2013, $0.22 per share during 2012, and $0.20 per share during 2011. Our annual dividend payout ratio for the three years ended December 31, 2013, based on Adjusted EPS, was in the range of 41.2% to 50.5%. In February 2014, the Board of Directors approved a 4.2% increase in the amount of our quarterly dividend to $0.25 per common share. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2011, the Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During 2013, we repurchased approximately 560 thousand shares at $18.9 million under this program. At December 31, 2013, we had purchased all shares authorized under this program.
In February 2014, our Board of Directors renewed our share repurchase program authorizing the purchase of $100 million in common stock through 2017. The timing of repurchases and the number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2013:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$231.8	$12.7	$219.1	$—	$—
Purchase obligations (2)	145.2	40.2	74.6	30.4	—
Operating leases (2)	296.5	60.1	95.2	65.1	76.1
Capital lease obligations (1)	12.8	3.9	5.8	2.8	0.3
Unrecognized tax benefits, net (3)	4.2	—	—	—	—
Other long-term liabilities (4)	80.4	3.1	5.4	4.6	67.3
Total contractual obligations (5)	$770.9	$120.0	$400.1	$102.9	$143.7

(1)	See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2013.

(2)	See Note 18 of Notes to Consolidated Financial Statements.

(3)	We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits.

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
Allowances for losses on accounts and notes receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2013, accounts and notes receivable were $573 million, net of allowances of $15.0 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on the results of operations.
Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for Domestic segment inventories and the first-in, first-out (FIFO) method for International segment inventories. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise throughout the year. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2013, the carrying value of inventory was $772 million, which is $109 million lower than the value of inventory had it all been accounted for on a FIFO basis.
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

We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we perform qualitative assessments based on macroeconomic conditions, structural changes in the industry, estimated financial performance, and other relevant information. If necessary, we perform a quantitative analysis to estimate the fair value of the reporting unit using valuation techniques, including comparable multiples of the reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $275 million at December 31, 2013.
Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2013, long-lived assets included property and equipment of $192 million, net of accumulated depreciation; intangible assets of $40.4 million, net of accumulated amortization; and computer software costs of $74.4 million, net of accumulated amortization.
We did not record any material impairment losses related to goodwill or long-lived assets in 2013. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions could produce materially different results.
Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheet for employee healthcare, workers’ compensation and automobile liability costs totaled $13.9 million at December 31, 2013.
Supplier incentives. We have contractual arrangements with certain suppliers that provide incentives, including operational efficiency and performance-based incentives, on a monthly, quarterly or annual basis. These incentives are recognized as a reduction in cost of goods sold as targets become probable of achievement. Supplier incentives receivable are recorded for interim and annual reporting purposes and are based on our estimate of the amounts which are expected to be realized. If we do not achieve required targets under certain programs as estimated, it could have a material adverse effect on our results of operations.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the facility at December 31, 2013. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.

Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.92 per gallon in 2013, decreased 1% from $3.97 per gallon in 2012. Based on our fuel consumption in 2013, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.4 million. In January 2013, we entered into a fixed-price purchase agreement with one of our diesel fuel suppliers for approximately one-third of our anticipated Domestic segment fuel usage for 2013 at an equivalent benchmark price of $3.91 per gallon. We have not entered into a similar agreement for 2014.
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
See Item 15. Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
There has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the company). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/ Craig R. Smith

Craig R. Smith
Chairman & Chief Executive Officer

/s/ Richard A. Meier

Richard A. Meier
Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Owens & Minor, Inc.:
We have audited Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Owens & Minor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Owens & Minor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013 and our report dated February 24, 2014, expressed an unqualified opinion on those consolidated financial statements.

Richmond, Virginia
February 24, 2014

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers on page 8 of the Annual Report (or at the end of the electronic filing of this Form 10-K) and the registrant’s 2014 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 14, 2013. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 63.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year ended December 31,	2013	2012	2011
Net revenue	$9,071,532	$8,868,324	$8,627,912
Cost of goods sold	7,954,457	7,943,670	7,770,375
Gross margin	1,117,075	924,654	857,537
Selling, general, and administrative expenses	863,656	682,595	610,657
Acquisition-related and exit and realignment charges	12,444	10,164	13,168
Depreciation and amortization	50,586	39,604	34,135
Other operating income, net	(7,694)	(4,462)	(3,938)
Operating earnings	198,083	196,753	203,515
Interest expense, net	13,098	13,397	13,682
Income before income taxes	184,985	183,356	189,833
Income tax provision	74,103	74,353	74,635
Net income	$110,882	$109,003	$115,198

Net income attributable to Owens & Minor, Inc. per common share:
Basic	$1.76	$1.72	$1.82
Diluted	$1.76	$1.72	$1.81
Cash dividends per common share	$0.96	$0.88	$0.80
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year ended December 31,	2013	2012	2011
Net income	$110,882	$109,003	$115,198
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax expense of $111 in 2013 and $210 in 2012)	6,143	9,749	—
Change in unrecognized net periodic pension costs (net of income tax expense of $2,429 in 2013 and income tax benefit of $1,671 in 2012 and $1,488 in 2011)	3,839	(2,611)	(2,328)
Other (net of income tax expense of $32 in 2013, 2012 and 2011)	(8)	(50)	(50)
Other comprehensive income (loss)	9,974	7,088	(2,378)
Comprehensive income	$120,856	$116,091	$112,820
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2013	2012
Assets
Current assets
Cash and cash equivalents	$101,905	$97,888
Accounts and notes receivable, net	572,854	537,335
Merchandise inventories	771,663	763,756
Other current assets	279,510	231,264
Total current assets	1,725,932	1,630,243
Property and equipment, net	191,961	191,841
Goodwill, net	275,439	274,884
Intangible assets, net	40,406	42,313
Other assets, net	90,304	75,117
Total assets	$2,324,042	$2,214,398
Liabilities and equity
Current liabilities
Accounts payable	$643,872	$603,137
Accrued payroll and related liabilities	23,296	25,468
Deferred income taxes	41,613	42,107
Other current liabilities	280,398	254,924
Total current liabilities	989,179	925,636
Long-term debt, excluding current portion	213,815	215,383
Deferred income taxes	43,727	36,269
Other liabilities	52,278	63,454
Total liabilities	1,298,999	1,240,742
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity
Preferred stock, par value $100 per share, authorized—10,000 shares, Series A Participating Cumulative Preferred Stock; none issued	—	—
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,096 shares and 63,271 shares	126,193	126,544
Paid-in capital	196,605	187,394
Retained earnings	691,547	658,994
Accumulated other comprehensive loss	9,568	(406)
Total Owens & Minor, Inc. shareholders’ equity	1,023,913	972,526
Noncontrolling interest	1,130	1,130
Total equity	1,025,043	973,656
Total liabilities and equity	$2,324,042	$2,214,398
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2013	2012	2011
Operating activities:
Net income	$110,882	$109,003	$115,198
Adjustments to reconcile net income to cash provided by operating activities of continuing operations:
Depreciation and amortization	50,586	39,604	34,135
Share-based compensation expense	6,381	5,697	5,674
Deferred income tax expense	3,713	1,060	14,520
Provision for losses on accounts and notes receivable	787	1,004	2,176
Pension contributions	—	—	(409)
Changes in operating assets and liabilities:
Accounts and notes receivable	(38,645)	27,161	(37,273)
Merchandise inventories	(7,064)	58,734	(86,250)
Accounts payable	47,374	(18,694)	44,058
Net change in other assets and liabilities	(32,337)	(4,490)	(24,654)
Other, net	(1,123)	(573)	1,244
Cash provided by operating activities of continuing operations	140,554	218,506	68,419
Investing activities:
Acquisition, net of cash acquired	—	(155,210)	—
Additions to computer software and intangible assets	(32,010)	(29,131)	(11,334)
Additions to property and equipment	(28,119)	(9,832)	(24,981)
Proceeds from sale of property and equipment	3,051	3,298	2,430
Cash used for investing activities of continuing operations	(57,078)	(190,875)	(33,885)
Financing activities:
Cash dividends paid	(60,731)	(55,681)	(50,909)
Repurchases of common stock	(18,876)	(15,000)	(16,124)
Financing costs paid	—	(1,303)	—
Proceeds from exercise of stock options	5,352	4,986	9,179
Excess tax benefits related to share-based compensation	898	1,293	2,154
Proceeds from termination of interest rate swaps	—	—	4,005
Other, net	(8,623)	(2,710)	(5,836)
Cash used for financing activities of continuing operations	(81,980)	(68,415)	(57,531)
Discontinued operations:
Operating cash flows	—	—	(278)
Net cash used for discontinued operations	—	—	(278)
Effect of exchange rate changes on cash and cash equivalents	2,521	2,734	—
Net increase (decrease) in cash and cash equivalents	4,017	(38,050)	(23,275)
Cash and cash equivalents at beginning of year	97,888	135,938	159,213
Cash and cash equivalents at end of year	$101,905	$97,888	$135,938
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Owens & Minor, Inc. Shareholders’ Equity
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, December 31, 2010	63,433	$126,867	$165,447	$570,320	$(5,116)	$—	$857,518
Net income				115,198			115,198
Other comprehensive loss					(2,378)		(2,378)
Non-cash contribution from noncontrolling interest						1,130	1,130
Dividends declared ($0.80 per share)				(50,813)			(50,813)
Shares repurchased and retired	(524)	(1,048)		(15,076)			(16,124)
Share-based compensation expense, exercises and other	540	1,081	13,605				14,686
Balance, December 31, 2011	63,449	126,900	179,052	619,629	(7,494)	1,130	919,217
Net income				109,003			109,003
Other comprehensive income					7,088		7,088
Dividends declared ($0.88 per share)				(55,681)			(55,681)
Shares repurchased and retired	(522)	(1,043)		(13,957)			(15,000)
Share-based compensation expense, exercises and other	344	687	8,342				9,029
Balance, December 31, 2012	63,271	126,544	187,394	658,994	(406)	1,130	973,656
Net income				110,882			110,882
Other comprehensive income					9,974		9,974
Dividends declared ($0.96 per share)				(60,573)			(60,573)
Shares repurchased and retired	(560)	(1,120)		(17,756)			(18,876)
Share-based compensation expense, exercises and other	385	769	9,211				9,980
Balance, December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia. We are a leading healthcare services company that connects the world of medical products to the point of care by providing vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies, and devices in the United States and Europe. We serve our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing for the healthcare market. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe.
Our Domestic segment includes all functions in the United States relating to our role as a healthcare services company providing distribution and logistics services to healthcare providers and manufacturers. The International segment consists of Movianto, our European third-party logistics service.
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
Reclassifications and Correction. Certain prior year amounts have been reclassified to conform to current year presentation. In addition, after completing a review of customer contracts in the International segment, we have determined a net presentation of revenues for certain contracts is more representative of the customer arrangement.  Certain 2012 amounts have been revised to reflect this net presentation of revenues. Net revenue and cost of goods sold each decreased by $39.8 million, accounts and notes receivable, net decreased by $16.2 million and other current assets increased by $16.2 million. The change did not affect cash flows, gross margin, operating earnings or net income in 2012.
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

Financing Receivables and Payables. We have an order-to-cash program in our International segment under which we invoice manufacturers’ customers and remit collected amounts to the manufacturers. We retain credit risk for uncollected receivables under this program. We continually monitor the expected collectability in this program and maintain valuation allowances when it is likely that an amount may be or may become uncollectible. Allowances are estimated based on a number of factors including creditworthiness of customers, age of the receivables and historical experience. We write off uncollected receivables under this program when collection is no longer being pursued. At December 31, 2013 the allowance for uncollectible accounts as part of this program was $0.1 million and there was no allowance for uncollectible accounts as part of this program in 2012. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer. Balances receivable and related amounts payable under this program are classified in other current assets and other current liabilities in the consolidated balance sheet.
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method for Domestic segment inventories. Cost of International segment inventories is determined using the first-in, first out (FIFO) method.
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease less accumulated amortization. Depreciation and amortization expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are four to 15 years for warehouse equipment, five to 40 years for buildings and building improvements, and three to eight years for computers, furniture and fixtures, and office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized.
Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to ten years. We also lease most of our transportation and material handling equipment for terms generally ranging from three to ten years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.
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
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and ten years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2013 and 2012 was $74.4 million and $59.7 million. Depreciation and amortization expense includes $14.2 million, $11.0 million and $9.9 million of software amortization for the years ended December 31, 2013, 2012 and 2011.

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
Under most of our distribution contracts, title passes to the customer when the product is received by the customer. We record product revenue at the time that shipment is completed. Distribution fee revenue, when calculated as a mark-up of the product cost, is also recognized at the time that shipment is completed.
Revenue for activity-based fees and other services is recognized as work is performed and as amounts are earned. Depending on the specific contractual provisions and nature of the deliverable, revenue from services may be recognized on a straight-line basis over the term of the service, on a proportional performance model, based on level of effort, or when final deliverables have been provided. Additionally, we generate fees from arrangements that include performance targets related to cost-saving initiatives for customers that result from our supply-chain management services. Achievement against performance targets, measured in accordance with contractual terms, may result in additional fees paid to us or, if performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees to provide credits toward future purchases by the customer. For these arrangements, all contingent revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released. When we determine that a loss is probable under a contract, the estimated loss is accrued.
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

Derivative Financial Instruments. We periodically enter into interest rate swaps as part of our interest rate risk management strategy. The purpose of these swaps is to maintain a mix of fixed to floating rate financing in order to manage interest rate risk. Generally, the interest rate swaps are designated as fair value hedges of specified portions of long-term debt using the shortcut method, when both the swaps and the long-term debt meet all of the conditions for the use of this method. Accordingly, no net gains or losses are typically recorded in the consolidated statements of income related to changes in the fair value of the underlying debt and interest rate swaps. These swaps are recognized on the balance sheet at their fair value, which is determined by using observable market inputs (Level 2). There were no outstanding derivative instruments at December 31, 2013 or 2012.
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
We earn a portion of our operating earnings in foreign jurisdictions outside the United States, which we consider to be indefinitely reinvested. Accordingly, no United States federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $22.2 million and $24.9 million as of December 31, 2013 and 2012. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
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
Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining operating lease and other contractual obligations, net of estimated sub-lease income. The net lease termination cost is discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. The current portion of accrued lease and other contractual termination costs is included in other accrued liabilities on the consolidated balance sheets, and the non-current portion is included in other liabilities. Severance benefits are recorded when payment is considered probable and reasonably estimable.

Income Per Share. Basic and diluted income per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing nonforfeitable rights to dividends are participating securities.
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of income and were not material to our consolidated results of operations in 2013, 2012, and 2011.
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Recent Accounting Pronouncements. During 2013, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
We adopted an ASU issued by the Financial Accounting Standards Board (FASB) for clarifying disclosures of offsetting assets and liabilities. This clarifies the scope and treatment of derivatives that are offset or subject to an enforceable master netting arrangement. The adoption of this guidance did not have an impact on our financial position or results of operations.
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
Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Novation, LLC (Novation), MedAssets Inc. (MedAssets) and Premier, Inc. (Premier). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2013, 2012 and 2011, net revenue from hospitals under contract with these GPOs represented the following percentages of our net revenue annually: Novation—32% to 35%; MedAssets (including Broadlane in 2012 and 2011)—24%; and Premier—20% to 22%.
Net revenue from sales of product supplied by subsidiaries of Covidien Ltd. and Johnson & Johnson Healthcare Systems, Inc. represented approximately 13% and 10% of our net revenue annually for 2013, 2012 and 2011, respectively.
Note 3—Acquisition
On August 31, 2012, we acquired from Celesio AG (Celesio) all of the voting interests of certain subsidiaries comprising the majority of Celesio’s healthcare third-party logistics business known as the Movianto Group (the acquired portion is referred to herein as Movianto) for consideration of approximately $157.3 million (€125 million), net of cash acquired and including debt assumed of $2.1 million (primarily capitalized lease obligations). As a result of the acquisition of Movianto, we have entered into third-party logistics for the pharmaceutical and medical device industries in the European market with an existing platform that also expands our ability to serve our U.S.-based manufacturer customers globally.

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

	Preliminary Fair Value Estimated as of Acquisition Date(1)	Measurement Period Adjustments Recorded in 2013	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$211,052	$295	$211,347
Property and equipment	90,729	(2,385)	88,344
Goodwill	25,042	387	25,429
Intangible assets	21,543	1,335	22,878
Other noncurrent assets	11,664	512	12,176
Total assets	360,030	144	360,174
Liabilities assumed:
Current liabilities	190,485	414	190,899
Noncurrent liabilities	12,237	(270)	11,967
Total liabilities	202,722	144	202,866
Fair value of net assets acquired, net of cash	$157,308	$—	$157,308

(1)	As previously reported in our 2012 Form 10-K.
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 9 years.
Goodwill of $25.4 million consists largely of expected opportunities to provide additional services to existing manufacturer customers and to expand our third-party logistics services globally. All of the goodwill was assigned to our International segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The fair value of financial assets and financial liabilities acquired included financing receivables with a fair value of $106.8 million and financing payables with a fair value of $130.4 million.
Acquisition-related costs consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the acquisition, costs to perform post-closing activities to establish a tax-efficient organizational structure, and costs to transition the acquired company's information technology and other operating and administrative functions from the former owner. We recognized pre-tax acquisition-related expenses of $3.5 million and $10.5 million for the years ended December 31, 2013 and 2012.
Note 4—Accounts and Notes Receivable, Net
Allowances for losses on accounts and notes receivable of $15.0 million, $14.7 million and $15.6 million have been applied as reductions of accounts receivable at December 31, 2013, 2012, and 2011. Write-offs of accounts and notes receivable were $1.1 million, $1.9 million and $2.0 million for 2013, 2012 and 2011.
Note 5—Merchandise Inventories
At December 31, 2013 and 2012, we had inventory of $771.7 million and $763.8 million, of which $749.5 million and $749.4 million were valued under LIFO. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $108.6 million and $110.9 million as of December 31, 2013 and 2012.

Note 6—Financing Receivables and Payables
At December 31, 2013 and 2012, we had financing receivables of $198.5 million and $140.7 million and related payables of $165.3 million and $130.1 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheet.
Note 7—Property and Equipment
Property and equipment consists of the following:

December 31,	2013	2012
Warehouse equipment	$160,379	$148,037
Computer equipment	31,784	36,007
Building and improvements	50,225	52,881
Leasehold improvements	49,879	43,378
Land and improvements	17,489	16,269
Furniture and fixtures	11,491	11,132
Office equipment and other	8,240	6,010
	329,487	313,714
Accumulated depreciation and amortization	(137,526)	(121,873)
Property and equipment, net	$191,961	$191,841
Depreciation and amortization expense for property and equipment was $33.1 million, $26.1 million, and $21.2 million for the years ended December 31, 2013, 2012, and 2011.
Property held for sale of $1.1 million at December 31, 2012 is included in other assets, net, in the consolidated balance sheets. We have no property classified as held for sale at December 31, 2013.
Note 8—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2013:

	Domestic Segment	International Segment	Consolidated Total
Carrying amount of goodwill, December 31, 2012	$248,498	$26,386	$274,884
Currency translation adjustments	—	168	168
Fair value adjustments (See Note 3)	—	387	387
Carrying amount of goodwill, December 31, 2013	$248,498	$26,941	$275,439
Intangible assets at December 31, 2013 and 2012 were as follows:

	2013		2012
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$51,544	$3,933	$51,603	$2,848
Accumulated amortization	(14,281)	(790)	(11,717)	(421)
Net intangible assets	$37,263	$3,143	$39,886	$2,427
Weighted average useful life	13 years	6 years	13 years	6 years
Gross intangible assets increased $1.3 million in 2013 as a result of finalizing the Movianto purchase price allocation (see Note 3), partially offset by the write-off of a fully amortized intangible for $0.3 million. Amortization expense for intangible assets was $3.3 million for 2013, $2.5 million for 2012, and $3.1 million for 2011.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $4.5 million for 2014, $5.0 million for 2015, $5.1 million for 2016, $5.0 million for 2017 and $4.2 million for 2018.

Note 9—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations, which include the consolidation of distribution centers, the realignment of our distribution network, and the closure of offsite warehouses.
In 2013, we expensed $8.9 million associated with these activities, of which $8.2 million was in the Domestic segment and $0.7 million was in the International segment. The charges include $3.1 million in loss accruals associated with our operating leases and estimated severance. The remaining charges of $5.8 million were comprised of costs that are expensed as incurred and not reflected in the table below, including $3.7 million in product move costs and the remainder in losses on property and equipment and other expenses. We expect additional exit and realignment charges of approximately $2.5 million over 2014 for activities initiated in the Domestic segment through December 31, 2013.
During the fourth quarter of 2012, we expensed total charges in our Domestic segment of $2.2 million associated with exit and realignment activities. These charges include $1.1 million in employee severance. The remaining charges of $1.1 million are comprised of costs that were expensed as incurred and not reflected in the table below, including $0.8 million related to impairment losses associated with property and equipment and $0.3 million in other expenses.
During 2011, we expensed total charges of $12.7 million associated with exit activities and our organizational realignment. These charges included loss accruals for operating leases of $8.4 million and employee severance costs of $3.0 million. The remaining charges of $1.3 million are comprised of costs that were expensed as incurred and not reflected in the table below, including losses associated with property and equipment and other expenses. In the fourth quarter of 2012, we recorded income of $2.6 million related to a favorable lease settlement associated with the 2011 activities.
The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2013:

	Lease obligations	Severance and Other	Total
Accrued exit and realignment charges, January 1, 2011	$—	$—	$—
Provision for exit and realignment activities	8,362	3,002	11,364
Cash payments, net of sublease income	(98)	(1,171)	(1,269)
Accrued exit and realignment charges, December 31, 2011	8,264	1,831	10,095
Provision for exit and realignment activities	95	1,088	1,183
Change in estimate	(2,183)	—	(2,183)
Interest accretion	267	—	267
Cash payments, net of sublease income	(1,345)	(1,803)	(3,148)
Accrued exit and realignment charges, December 31, 2012	5,098	1,116	6,214
Provision for exit and realignment activities	2,932	128	3,060
Cash payments, net of sublease income	(5,596)	(769)	(6,365)
Accrued exit and realignment charges, December 31, 2013	$2,434	$475	$2,909
Note 10—Debt
Debt consists of the following:

	2013		2012
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $ 200 million par value, maturing April 2016	$204,028	$218,750	$205,754	$219,500
Capital leases	12,215	12,215	11,837	11,837
Total debt	216,243	230,965	217,591	231,337
Less current maturities	(2,428)	(2,428)	(2,208)	(2,208)
Long-term debt	$213,815	$228,537	$215,383	$229,129

At December 31, 2013 and 2012, we had $200 million of 6.35% Senior Notes outstanding, which mature on April 15, 2016 (Senior Notes). Interest on the Senior Notes is payable semi-annually on April 15 and October 15. We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. The observed yield of the senior notes at December 31, 2013 was 2.12%.
On June 5, 2012, we entered into a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. This agreement replaced an existing $350 million credit agreement that expired June 7, 2013. Under the new credit facility, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the new credit facility, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At December 31, 2013 and 2012, we had no borrowings and letters of credit of $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing. We also had a $1.5 million and $1.4 million letter of credit supporting our European leased facilities outstanding as of December 31, 2013 and 2012 not issued under our Credit Agreement.
The Revolving Credit Facility and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2013.
We assumed debt (primarily capitalized lease obligations) of approximately $2.1 million with the acquisition of Movianto.
Cash payments for interest during 2013, 2012 and 2011 were $14.7 million, $14.7 million and $14.1 million.
Based on lease commitments outstanding at December 31, 2013, minimum capital lease payments, excluding interest, are $3.5 million in 2014, $2.9 million in 2015, $2.4 million in 2016, $1.6 million in 2017 and $1.0 million in 2018.
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
We terminated these swaps in July 2011 and received proceeds of $4.0 million, plus accrued interest of $0.8 million. The fair value adjustment of $4.0 million to the carrying value of the related debt, plus the remaining balance of a fair value adjustment related to interest rate swaps terminated in 2008, are being recognized as an offset to interest expense using the interest method over the remaining life of the debt. We did not hold any derivative financial instruments during 2012 or 2013.
Note 12—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2013, approximately 2.0 million common shares were available for issuance under the Plan.

Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and vest over three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2013, 2012, or 2011.

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
Total share-based compensation expense for December 31, 2013, 2012 and 2011, was $6.4 million, $5.7 million and $5.7 million, with recognized tax benefits of $2.5 million, $2.2 million and $2.2 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $10.2 million at December 31, 2013. This amount is expected to be recognized over a weighted-average period of 2.3 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is approximately $0.5 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2013 was $1.7 million and will be recognized primarily in 2014 if the related performance targets are met.
The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)
Nonvested awards at beginning of year	720	$30.14	826	$27.97	1,027	$27.61
Granted	339	31.65	298	29.86	318	31.45
Vested	(206)	30.22	(300)	23.69	(369)	26.17
Forfeited	(115)	30.51	(104)	30.35	(150)	28.43
Nonvested awards at end of year	738	30.81	720	30.14	826	27.97
The total value of restricted stock vesting during the years ended December 31, 2013, 2012 and 2011, was $6.2 million, $7.1 million and $9.7 million. There were no SARs outstanding at December 31, 2013 and 2012.
The following table summarizes the activity and terms of outstanding options at December 31, 2013, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2010	993	$21.30
Exercised	(432)	20.74
Forfeited	(5)	23.50
Options outstanding at December 31, 2011	556	21.72
Exercised	(237)	21.04
Forfeited	(7)	21.07
Options outstanding at December 31, 2012	312	22.25
Exercised	(244)	21.97
Forfeited	(4)	21.72
Options outstanding at December 31, 2013	64	23.33	0.7	$0.8

At December 31, 2013, the following stock option groups were outstanding:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Range of Exercise Prices (per share)
$17.01—22.00	15	$20.49	1.8
$22.01—27.00	49	24.21	0.4
Options outstanding at December 31, 2013	64	23.33	0.7
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011, was $0.8 million, $1.9 million, and $4.9 million. No options were granted in 2013, 2012 or 2011. All options outstanding at December 31, 2013, were vested and exercisable.
Note 13—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our matching contributions at our discretion, on a prospective basis. We incurred $10.1 million, $9.8 million, and $9.8 million of expense related to this plan in 2013, 2012 and 2011. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2013 and 2012.
Domestic Retirement Plan. We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The following table sets forth the Domestic Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2013	2012
Change in benefit obligation
Benefit obligation, beginning of year	$46,759	$41,170
Service cost	—	130
Interest cost	1,608	1,616
Actuarial (gain) loss	(4,700)	6,125
Benefits paid	(1,656)	(1,644)
Curtailment gain	—	(638)
Benefit obligation, end of year	$42,011	$46,759
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	1,656	1,644
Benefits paid	(1,656)	(1,644)
Fair value of plan assets, end of year	$—	$—
Funded status at December 31	$(42,011)	$(46,759)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(1,831)	$(1,643)
Other liabilities	(40,178)	(45,115)
Accumulated other comprehensive loss	10,849	16,915
Net amount recognized	$(31,160)	$(29,843)
Accumulated benefit obligation	$42,011	$46,759
Weighted average assumptions used to determine benefit obligation
Discount rate	4.50%	3.50%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the Domestic Retirement Plan were measured as of December 31, 2013 and 2012 and as of March 31, 2012. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the Domestic Retirement Plan, which is included in selling, general, and administrative expenses in the consolidated statements of income, are as follows:

Year ended December 31,	2013	2012	2011
Service cost	$—	$130	$1,302
Interest cost	1,608	1,616	1,805
Amortization of prior service cost	—	—	293
Recognized net actuarial loss	1,366	971	582
Curtailment loss	—	234	—
Net periodic benefit cost	$2,974	$2,951	$3,982
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.50%	4.00%	5.20%
Rate of increase in future compensation levels	N/A	3.00%	3.00%
Amounts recognized for the Domestic Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.8 million of the net actuarial loss reported in the following table as of December 31, 2013, as a component of net periodic benefit cost during 2014.

Year ended December 31,	2013	2012
Net actuarial loss	$(10,848)	$(16,915)
Prior service cost	—	—
Deferred tax benefit	4,231	6,597
Amounts included in accumulated other comprehensive income (loss), net of tax	$(6,617)	$(10,318)
As of December 31, 2013, the expected benefit payments required for each of the next five years and the five-year period thereafter for the Domestic Retirement Plan are as follows:

Year
2014	$1,872
2015	1,987
2016	2,097
2017	2,193
2018	2,295
2019-2023	13,308
International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2013 and 2012, the accumulated benefit obligation under these plans was $2.4 million and $2.2 million. We recorded $0.2 million and $0.1 million in net periodic benefit cost in selling, general and administrative expenses for the years ended December 31, 2013 and 2012.
Note 14—Income Taxes
The components of income (loss) before income taxes consist of the following:

Year ended December 31,	2013	2012	2011
Income (loss) before income taxes:
U.S.	$192,239	$192,978	$189,833
Foreign	(7,254)	(9,622)	—
Income before income taxes	$184,985	$183,356	$189,833

The income tax provision consists of the following:

Year ended December 31,	2013	2012	2011
Current tax provision (benefit):
Federal	$58,487	$62,859	$50,780
State	10,455	10,537	9,335
Foreign	1,448	(103)	—
Total current tax provision	70,390	73,293	60,115
Deferred tax provision (benefit):
Federal	5,455	2,529	12,983
State	394	438	1,537
Foreign	(2,136)	(1,907)	—
Total deferred tax provision	3,713	1,060	14,520
Total income tax provision	$74,103	$74,353	$74,635
A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	3.9%	3.9%	3.7%
Foreign income taxes	0.4%	0.7%	—%
Other	0.8%	1.0%	0.6%
Effective income tax rate	40.1%	40.6%	39.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2013	2012
Deferred tax assets:
Employee benefit plans	$28,995	$30,138
Accrued liabilities not currently deductible	13,591	17,610
Finance charges	6,316	7,042
Intangible assets	2,171	2,749
Property and equipment	1,507	1,593
Allowance for losses on accounts and notes receivable	3,922	3,885
Net operating loss carryforwards	8,643	5,540
Other	2,083	1,901
Total deferred tax assets	67,228	70,458
Less: valuation allowances	(5,250)	(3,683)
Net deferred tax assets	61,978	66,775
Deferred tax liabilities:
Merchandise inventories	69,994	70,916
Goodwill	33,455	31,020
Property and equipment	18,026	18,110
Computer software	11,400	10,576
Insurance	1,070	1,030
Intangible assets	4,523	5,266
Employee benefit plans	103	188
Other	585	1,309
Total deferred tax liabilities	139,156	138,415
Net deferred tax liability	$(77,178)	$(71,640)
The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2013. The valuation allowances primarily relate to net operating loss carryforwards in non-U.S. jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period. There were no significant decreases in valuation allowances during 2013.
It is our intention to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2013, we have not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are permanently reinvested, and there are no deferred tax liabilities that have not been provided.
Cash payments for income taxes, including interest, for 2013, 2012, and 2011 were $65.4 million, $78.5 million, and $61.8 million.

At December 31, 2013 and 2012, the liability for unrecognized tax benefits was $4.6 million and $12.3 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2013	2012
Unrecognized tax benefits at January 1,	$12,303	$13,152
Increases for positions taken during current period	758	574
Increases for positions taken during prior periods	333	191
Decreases for positions taken during prior periods	(4,939)	(432)
Lapse of statute of limitations	(3,580)	(1,182)
Settlements with taxing authorities	(227)	—
Unrecognized tax benefits at December 31,	$4,648	$12,303
Included in the liability for unrecognized tax benefits at December 31, 2013 and 2012, were $3.4 million and $10.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $1.0 million and $1.7 million at December 31, 2013 and 2012, would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2013 and 2012 was $0.1 million and $0.6 million. Interest income recognized during 2013 and 2012 was $0.4 million and $0.1 million. Interest expense recognized in 2011 was $0.2 million. There were no penalties accrued at December 31, 2013 or 2012 or recognized in 2013, 2012 and 2011.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2011 and 2012 are subject to examination. In 2013 we concluded examinations of the 2009 and 2010 Federal returns and certain state income tax returns. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2010 through 2012; however, certain returns may be subject to examination for differing periods. The seller is contractually obligated to indemnify us for all income tax liabilities incurred by the Movianto business prior to our acquisition on August 31, 2012.
Note 15—Net Income per Common Share
The following table summarizes the calculation of net income per share attributable to common shareholders for the years ended December 31, 2013, 2012, and 2011.

Year ended December 31,	2013	2012	2011
Numerator:
Net income	$110,882	$109,003	$115,198
Less: income allocated to unvested restricted shares	(738)	(749)	(1,059)
Net income attributable to common shareholders—basic	110,144	108,254	114,139
Add: undistributed income attributable to unvested restricted shares—basic	257	292	480
Less: undistributed income attributable to unvested restricted shares—diluted	(257)	(292)	(479)
Net income attributable to common shareholders—diluted	$110,144	$108,254	$114,140
Denominator:
Weighted average shares outstanding—basic	62,625	62,765	62,756
Dilutive shares—stock options	36	79	168
Weighted average shares outstanding—diluted	62,661	62,844	62,924
Net income attributable to common shareholders:
Basic	$1.76	$1.72	$1.82
Diluted	$1.76	$1.72	$1.81

Note 16—Shareholders’ Equity
We have a shareholder rights agreement under which one Right is attendant to each outstanding share of our common stock. Each Right entitles the registered holder to purchase from us one fifteen-hundredth of a share of a Series A Participating Cumulative Preferred Stock (Series A Preferred Stock) at an exercise price of $66.67 (Purchase Price). The Rights will become exercisable, if not earlier redeemed, only if a person or group acquires more than 15% of the outstanding shares of our common stock, or if the Board of Directors so determines following the commencement of a public announcement of a tender or exchange offer, the consummation of which would result in ownership by a person or group of more than 15% of such outstanding shares. Each holder of a Right, upon the occurrence of certain events, will become entitled to receive, upon exercise and payment of the Purchase Price, Series A Preferred Stock (or in certain circumstances, cash, property or other securities of ours or a potential acquirer) having a value equal to twice the amount of the Purchase Price. The agreement is subject to review every three years by our independent directors. The Rights will expire on April 30, 2014, if not earlier redeemed.
In February 2011, our Board of Directors authorized a share repurchase program of up to $50 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2014. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2013, we repurchased in open-market transactions and retired approximately 0.6 million shares of our common stock for an aggregate of $18.9 million, or an average price per share of $33.72. As of December 31, 2013, we have no remaining shares available under the repurchase program.
In February 2014, our Board of Directors renewed our share repurchase program authorizing the purchase of $100 million in common stock through 2017. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time.
The noncontrolling interest in net income was not material in 2013, 2012 or 2011.

Note 17 — Accumulated Other Comprehensive Income
The following tables show the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2013, 2012 and 2011:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	4,902	6,254	—	11,156
Income tax	(1,897)	(111)	—	(2,008)
Other comprehensive income before reclassifications, net of tax	3,005	6,143	—	9,148
Amounts reclassified from accumulated other comprehensive income (loss)	1,366	—	(40)	1,326
Income tax	(532)	—	32	(500)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	834	—	(8)	826
Other comprehensive income (loss)	3,839	6,143	(8)	9,974
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2011	$(7,707)	$—	$213	$(7,494)
Other comprehensive income (loss) before reclassifications	(5,487)	9,959	—	4,472
Income tax	2,141	(210)	—	1,931
Other comprehensive income (loss) before reclassifications, net of tax	(3,346)	9,749	—	6,403
Amounts reclassified from accumulated other comprehensive income (loss)	1,205	—	(82)	1,123
Income tax	(470)	—	32	(438)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	735	—	(50)	685
Other comprehensive income (loss)	(2,611)	9,749	(50)	7,088
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2010	$(5,379)	$—	$263	$(5,116)
Other comprehensive income (loss) before reclassifications	(4,690)	—		(4,690)
Income tax	1,829	—	—	1,829
Other comprehensive income (loss) before reclassifications, net of tax	(2,861)	—	—	(2,861)
Amounts reclassified from accumulated other comprehensive income (loss)	874	—	(82)	792
Income tax	(341)	—	32	(309)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	533	—	(50)	483
Other comprehensive income (loss)	(2,328)	—	(50)	(2,378)
Accumulated other comprehensive income (loss), December 31, 2011	$(7,707)	$—	$213	$(7,494)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general and administrative expenses. For the year ended December 31, 2013, we reclassified $1.4 million of actuarial net losses. For the year ended December 31, 2012 and 2011, we reclassified $1.0 million and $0.6 million of actuarial net losses and $0.2 million and $0.3 million of prior service costs.
Note 18—Commitments and Contingencies
We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services. This agreement was amended in November 2013 to extend the terms of service through October 2017, with two optional one year extensions. The commitment is cancelable with 180 days notice and payment of a termination fee based upon certain costs which would be incurred by the vendor as a direct result of the early termination.
We pay scheduled fees under the agreement, which can vary based on changes in the Consumer Price Index and the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $37.1 million in 2014, $36.7 million in 2015, $36.6 million in 2016, and $30.4 million in 2017. We paid $45.7 million, $52.5 million, and $48.4 million under this contract in 2013, 2012, and 2011.
We have a contractual commitment to the partner in our joint venture in China to purchase a minimum dollar value of products in 2016. The maximum penalty which we would incur if we do not fulfill this commitment is $1.0 million.

We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for five-year increments. We also lease most of our transportation and material handling equipment for terms generally ranging from three to ten years. At December 31, 2013, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, are as follows:

Total
2014	$60,056
2015	51,691
2016	43,564
2017	34,604
2018	30,557
Thereafter	76,075
Total minimum payments	$296,547
Rent expense for all operating leases for the years ended December 31, 2013, 2012, and 2011, was $76.7 million, $60.9 million, and $56.3 million.
We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $2.3 million as of December 31, 2013. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payments will be due as follows: 2014—$1.1 million; 2015—$0.3 million; and 2016—$0.9 million. None of these contingent obligations were accrued at December 31, 2013, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of December 31, 2013, $0.9 million of deferred revenue related to outstanding contractual performance targets was included in other current liabilities.
During the second quarter of 2013, we reached a settlement in the administrative proceedings pending before the California Board of Equalization related to certain municipal sales tax incentives. Under the terms of the settlement, we expect to receive approximately $4.3 million for the period January 1, 2009 through June 30, 2013, of which $0.8 million was recognized prior to 2013 as well as $0.8 million for the period from July 1 to December 31, 2013. In subsequent quarters, the company will receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers.
Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.
In connection with the Movianto acquisition, we entered into transition services agreements with the former owner under which it provides certain information technology and support services. The original contract terms ranged from six to 24 months and are cancelable without penalty with thirty days notice. As of December 31, 2013 these agreements were substantially complete.
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2013 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.
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
We evaluate the performance of our segments based on the operating earnings of our segments excluding acquisition-related and exit and realignment charges.
The following tables present financial information by segment:

Year ended December 31,	2013	2012	2011
Net revenue:
Domestic	$8,688,018	$8,731,484	$8,627,912
International	383,514	136,840	—
Consolidated net revenue	$9,071,532	$8,868,324	$8,627,912
Operating earnings (loss):
Domestic	$211,932	$212,335	$216,683
International	(1,405)	(5,418)	—
Acquisition-related and exit and realignment charges	(12,444)	(10,164)	(13,168)
Consolidated operating earnings	$198,083	$196,753	$203,515
Depreciation and amortization:
Domestic	$35,808	$35,016	$34,135
International	14,778	4,588	—
Consolidated depreciation and amortization	$50,586	$39,604	$34,135
Capital expenditures:
Domestic	$42,802	$34,450	$36,315
International	17,327	4,513	—
Consolidated capital expenditures	$60,129	$38,963	$36,315

December 31,	2013	2012
Total assets:
Domestic	$1,747,572	$1,730,396
International	474,565	386,114
Segment assets	2,222,137	2,116,510
Cash and cash equivalents	101,905	97,888
Consolidated total assets	$2,324,042	$2,214,398
The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services. International operations consist of Movianto’s operations in the United Kingdom, Germany, France, and other European countries.

Year ended December 31,	2013	2012	2011
Net revenue:
United States	$8,688,018	$8,731,484	$8,627,912
United Kingdom	211,296	86,332	—
France	52,725	14,338	—
Germany	42,807	13,670	—
Other European countries	76,686	22,500	—
Consolidated net revenue	$9,071,532	$8,868,324	$8,627,912

December 31,	2013	2012	2011
Long-lived assets:
United States	$170,010	$162,333	$159,939
Germany	60,068	54,826	—
United Kingdom	42,619	40,609	—
France	7,090	7,960	—
Other European countries	27,025	28,159	—
Consolidated long-lived assets	$306,812	$293,887	$159,939

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

Condensed Consolidating Financial Information

Year ended December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,687,131	$435,035	$(50,634)	$9,071,532
Cost of goods sold	—	7,826,768	177,541	(49,852)	7,954,457
Gross margin	—	860,363	257,494	(782)	1,117,075
Selling, general and administrative expenses	2,559	613,394	247,703	—	863,656
Acquisition-related and exit and realignment charges	—	8,130	4,314	—	12,444
Depreciation and amortization	14	35,712	14,860	—	50,586
Other operating (income) expense, net	—	(4,290)	(3,404)	—	(7,694)
Operating (loss) earnings	(2,573)	207,417	(5,979)	(782)	198,083
Interest expense (income), net	11,103	2,550	(555)	—	13,098
(Loss) income before income taxes	(13,676)	204,867	(5,424)	(782)	184,985
Income tax (benefit) provision	(5,474)	81,011	(1,434)	—	74,103
Equity in earnings of subsidiaries	119,084	—	—	(119,084)	—
Net income (loss)	110,882	123,856	(3,990)	(119,866)	110,882
Other comprehensive income (loss), net of tax	9,974	3,838	6,143	(9,981)	9,974
Comprehensive income (loss)	$120,856	$127,694	$2,153	$(129,847)	$120,856

Condensed Consolidating Financial Information

Year ended December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,731,484	$165,188	$(28,348)	$8,868,324
Cost of goods sold	—	7,885,030	86,307	(27,667)	7,943,670
Gross margin	—	846,454	78,881	(681)	924,654
Selling, general and administrative expenses	1,573	599,046	81,976	—	682,595
Acquisition-related and exit and realignment charges	—	(366)	10,530	—	10,164
Depreciation and amortization	1	34,944	4,659	—	39,604
Other operating expense (income), net	—	(3,015)	(1,447)	—	(4,462)
Operating (loss) earnings	(1,574)	215,845	(16,837)	(681)	196,753
Interest expense, net	16,677	(3,588)	308	—	13,397
Income (loss) before income taxes	(18,251)	219,433	(17,145)	(681)	183,356
Income tax (benefit) provision	(7,121)	85,157	(3,683)	—	74,353
Equity in earnings of subsidiaries	120,133	—	—	(120,133)	—
Net income (loss)	109,003	134,276	(13,462)	(120,814)	109,003
Other comprehensive loss, net of tax	7,088	(2,611)	9,749	(7,138)	7,088
Comprehensive income (loss)	$116,091	$131,665	$(3,713)	$(127,952)	$116,091

Year ended December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,627,786	$126	$—	$8,627,912
Cost of goods sold	—	7,770,359	16	—	7,770,375
Gross margin	—	857,427	110	—	857,537
Selling, general and administrative expenses	1,123	608,905	629	—	610,657
Acquisition-related and exit and realignment charges	—	13,168	—	—	13,168
Depreciation and amortization	—	34,135	—	—	34,135
Other operating (income) expense, net	677	(4,511)	(104)	—	(3,938)
Operating (loss) earnings	(1,800)	205,730	(415)	—	203,515
Interest expense, net	9,749	3,855	78	—	13,682
Income (loss) before income taxes	(11,549)	201,875	(493)	—	189,833
Income tax (benefit) provision	(4,538)	79,320	(147)	—	74,635
Equity in earnings of subsidiaries	122,209	—	—	(122,209)	—
Net income (loss)	115,198	122,555	(346)	(122,209)	115,198
Other comprehensive income, net of tax	(2,378)	(2,328)	—	2,328	(2,378)
Comprehensive income (loss)	$112,820	$120,227	$(346)	$(119,881)	$112,820

Condensed Consolidating Financial Information

December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$74,391	$2,012	$25,502	$—	$101,905
Accounts and notes receivable, net	—	496,310	79,722	(3,178)	572,854
Merchandise inventories	—	750,999	22,128	(1,464)	771,663
Other current assets	201	72,049	207,058	202	279,510
Total current assets	74,592	1,321,370	334,410	(4,440)	1,725,932
Property and equipment, net	2	96,500	95,459	—	191,961
Goodwill, net	—	247,271	28,168	—	275,439
Intangible assets, net	—	17,881	22,525	—	40,406
Due from O&M and subsidiaries	—	377,786	—	(377,786)	—
Advances to and investments in consolidated subsidiaries	1,533,294	—	—	(1,533,294)	—
Other assets, net	408	63,848	26,048	—	90,304
Total assets	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$—	$595,865	$51,185	$(3,178)	$643,872
Accrued payroll and related liabilities	—	12,792	10,504	—	23,296
Deferred income taxes	—	41,464	149	—	41,613
Other current liabilities	6,811	87,795	185,792	—	280,398
Total current liabilities	6,811	737,916	247,630	(3,178)	989,179
Long-term debt, excluding current portion	204,028	7,228	2,559	—	213,815
Due to O&M and subsidiaries	373,544	—	2,910	(376,454)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,173	11,554	—	43,727
Other liabilities	—	47,816	4,462	—	52,278
Total liabilities	584,383	964,023	269,115	(518,522)	1,298,999
Equity
Common stock	126,193	—	1,500	(1,500)	126,193
Paid-in capital	196,605	242,024	259,864	(501,888)	196,605
Retained earnings (deficit)	691,547	925,184	(41,029)	(884,155)	691,547
Accumulated other comprehensive income (loss)	9,568	(6,575)	16,030	(9,455)	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,023,913	1,160,633	236,365	(1,396,998)	1,023,913
Noncontrolling interest	—	—	1,130	—	1,130
Total equity	1,023,913	1,160,633	237,495	(1,396,998)	1,025,043
Total liabilities and equity	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042

Condensed Consolidating Financial Information

December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$58,190	$13,641	$26,057	$—	$97,888
Accounts and notes receivable, net	—	474,533	66,049	(3,247)	537,335
Merchandise inventories	—	750,046	14,391	(681)	763,756
Other current assets	1,627	76,036	155,109	(1,508)	231,264
Total current assets	59,817	1,314,256	261,606	(5,436)	1,630,243
Property and equipment, net	16	95,516	96,309	—	191,841
Goodwill, net	—	247,271	27,613	—	274,884
Intangible assets, net	—	19,972	22,341	—	42,313
Due from O&M and subsidiaries	—	236,612	34,248	(270,860)	—
Advances to and investments in consolidated subsidiaries	1,434,186	—	—	(1,434,186)	—
Other assets, net	6,885	55,781	19,586	(7,135)	75,117
Total assets	$1,500,904	$1,969,408	$461,703	$(1,717,617)	$2,214,398
Liabilities and equity
Current liabilities
Accounts payable	$45,300	$518,545	$42,542	$(3,250)	$603,137
Accrued payroll and related liabilities	—	18,201	7,267	—	25,468
Deferred income taxes	—	43,110	1,349	(2,352)	42,107
Other current liabilities	6,464	92,318	156,142	—	254,924
Total current liabilities	51,764	672,174	207,300	(5,602)	925,636
Long-term debt, excluding current portion	205,754	6,592	3,037	—	215,383
Due to O&M and subsidiaries	270,860	—	—	(270,860)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	30,141	12,417	(6,289)	36,269
Other liabilities	—	58,578	4,876	—	63,454
Total liabilities	528,378	906,375	227,630	(421,641)	1,240,742
Equity
Common stock	126,544	—	1,500	(1,500)	126,544
Paid-in capital	187,394	242,024	258,635	(500,659)	187,394
Retained earnings (deficit)	658,994	831,327	(36,941)	(794,386)	658,994
Accumulated other comprehensive income (loss)	(406)	(10,318)	9,749	569	(406)
Total Owens & Minor, Inc. shareholders’ equity	972,526	1,063,033	232,943	(1,295,976)	972,526
Noncontrolling interest	—	—	1,130	—	1,130
Total equity	972,526	1,063,033	234,073	(1,295,976)	973,656
Total liabilities and equity	$1,500,904	$1,969,408	$461,703	$(1,717,617)	$2,214,398

Condensed Consolidating Financial Information

Year ended December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries		Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$110,882	$123,856		$(3,990)	$(119,866)	$110,882
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(119,084)	—		—	119,084	—
Depreciation and amortization	14	35,712		14,860	—	50,586
Share-based compensation expense	—	6,381		—	—	6,381
Deferred income tax (benefit) expense	—	5,821		(2,108)	—	3,713
Provision for losses on accounts and notes receivable	—	278		509	—	787
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(22,055)		(16,522)	(68)	(38,645)
Merchandise inventories	—	(170)		(7,676)	782	(7,064)
Accounts payable	(45,300)	77,320		15,286	68	47,374
Net change in other assets and liabilities	1,774	(12,068)		(22,043)	—	(32,337)
Other, net	(1,541)	515		(97)	—	(1,123)
Cash provided by (used for) operating activities	(53,255)	215,590	—	(21,781)	—	140,554
Investing activities:
Additions to computer software and intangible assets	—	(21,773)		(10,237)	—	(32,010)
Additions to property and equipment	—	(21,029)		(7,090)	—	(28,119)
Proceeds from sale of property and equipment	—	2,746		305	—	3,051
Cash used for investing activities	—	(40,056)		(17,022)	—	(57,078)
Financing activities:
Change in intercompany advances	145,354	(184,092)		38,738	—	—
Cash dividends paid	(60,731)	—		—	—	(60,731)
Repurchases of common stock	(18,876)	—		—	—	(18,876)
Proceeds from exercise of stock options	5,352	—		—	—	5,352
Excess tax benefits related to share-based compensation	898	—		—	—	898
Other, net	(2,541)	(3,071)		(3,011)	—	(8,623)
Cash provided by (used for) financing activities	69,456	(187,163)		35,727	—	(81,980)
Effect of exchange rate changes on cash and cash equivalents	—	—		2,521	—	2,521
Net increase (decrease) in cash and cash equivalents	16,201	(11,629)		(555)	—	4,017
Cash and cash equivalents at beginning of year	58,190	13,641		26,057	—	97,888
Cash and cash equivalents at end of year	$74,391	$2,012		$25,502	$—	$101,905

Condensed Consolidating Financial Information

Year ended December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$109,003	$134,276	$(13,462)	$(120,814)	$109,003
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(120,133)	—	—	120,133	—
Depreciation and amortization	1	34,944	4,659	—	39,604
Deferred income tax expense	—	2,933	(1,873)	—	1,060
Share-based compensation expense	—	5,697	—	—	5,697
Provision for losses on accounts and notes receivable	—	587	417	—	1,004
Changes in operating assets and liabilities:
Accounts and notes receivable	—	31,513	(7,599)	3,247	27,161
Merchandise inventories	—	56,235	1,818	681	58,734
Accounts payable	(67,800)	55,941	(3,585)	(3,250)	(18,694)
Net change in other assets and liabilities	19	(2,653)	(1,859)	3	(4,490)
Other, net	(1,738)	1,236	(71)	—	(573)
Cash provided by (used for) operating activities	(80,648)	320,709	(21,555)	—	218,506
Investing activities:
Acquisition, net of cash acquired	—	—	(155,210)	—	(155,210)
Additions to property and equipment	—	(4,249)	(5,583)	—	(9,832)
Additions to computer software and intangible assets	—	(27,960)	(1,171)	—	(29,131)
Proceeds from sale of property and equipment	—	1,057	2,241	—	3,298
Cash used for investing activities	—	(31,152)	(159,723)	—	(190,875)
Financing activities:
Change in intercompany advances	86,131	(287,200)	201,069	—	—
Cash dividends paid	(55,681)	—	—	—	(55,681)
Repurchases of common stock	(15,000)	—	—	—	(15,000)
Financing costs paid	—	(1,303)	—	—	(1,303)
Excess tax benefits related to share-based compensation	1,293	—	—	—	1,293
Proceeds from exercise of stock options	4,986	—	—	—	4,986
Other, net	(2,901)	(2,222)	2,413	—	(2,710)
Cash provided by (used for) financing activities	18,828	(290,725)	203,482	—	(68,415)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,734	—	2,734
Net increase (decrease) in cash and cash equivalents	(61,820)	(1,168)	24,938	—	(38,050)
Cash and cash equivalents at beginning of year	120,010	14,809	1,119	—	135,938
Cash and cash equivalents at end of year	$58,190	$13,641	$26,057	$—	$97,888

Condensed Consolidating Financial Information

Year ended December 31, 2011	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$115,198	$122,555	$(346)	$(122,209)	$115,198
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(122,209)	—	—	122,209	—
Depreciation and amortization	—	34,135	—	—	34,135
Deferred income tax benefit	—	14,520	—	—	14,520
Share-based compensation expense	—	5,674	—	—	5,674
Provision for losses on accounts and notes receivable	—	2,176	—	—	2,176
Pension contributions	—	(409)	—	—	(409)
Changes in operating assets and liabilities:
Accounts and notes receivable	313	(37,461)	(125)	—	(37,273)
Merchandise inventories	—	(86,165)	(85)	—	(86,250)
Accounts payable	113,100	(69,128)	86	—	44,058
Net change in other assets and liabilities	539	(25,338)	145	—	(24,654)
Other, net	(998)	2,339	(97)	—	1,244
Cash provided by (used for) operating activities of continuing operations	105,943	(37,102)	(422)	—	68,419
Investing activities:
Additions to property and equipment	—	(24,798)	(183)	—	(24,981)
Additions to computer software and intangible assets	—	(11,197)	(137)	—	(11,334)
Proceeds from sale of property and equipment	—	2,430	—	—	2,430
Cash used for investing activities of continuing operations	—	(33,565)	(320)	—	(33,885)
Financing activities:
Change in intercompany advances	(87,415)	85,276	2,139	—	—
Cash dividends paid	(50,909)	—	—	—	(50,909)
Repurchases of common stock	(16,124)	—	—	—	(16,124)
Proceeds from termination of interest rate swaps	4,005	—	—	—	4,005
Excess tax benefits related to share-based compensation	2,154	—	—	—	2,154
Proceeds from exercise of stock options	9,179	—	—	—	9,179
Other, net	(3,720)	(2,116)	—	—	(5,836)
Cash provided by (used for) financing activities of continuing operations	(142,830)	83,160	2,139	—	(57,531)
Discontinued operations:
Operating cash flows	—	—	(278)	—	(278)
Net cash used for discontinued operations	—	—	(278)	—	(278)
Net increase (decrease) in cash and cash equivalents	(36,887)	12,493	1,119	—	(23,275)
Cash and cash equivalents at beginning of year	156,897	2,316	—	—	159,213
Cash and cash equivalents at end of year	$120,010	$14,809	$1,119	$—	$135,938

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Owens & Minor, Inc.:
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Richmond, Virginia
February 24, 2014

SELECTED QUARTERLY FINANCIAL INFORMATION
(unaudited)

	Year Ended December 31, 2013 (1)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue (3)	$2,246,384	$2,236,077	$2,270,547	$2,318,524
Gross margin	$279,052	$273,431	$273,329	$291,263
Net income	$26,098	$28,872	$27,970	$27,942
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.41	$0.46	$0.44	$0.44
Diluted	$0.41	$0.46	$0.44	$0.44
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market price:
High	$32.56	$35.43	$36.26	$38.23
Low	$29.17	$30.12	$33.50	$33.95

	Year Ended December 31, 2012 (2)
	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
Net revenue (3)	$2,217,882	$2,185,444	$2,170,790	$2,294,208
Gross margin	$214,328	$211,429	$228,123	$270,774
Net income	$29,360	$30,113	$24,597	$24,934
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.46	$0.48	$0.39	$0.40
Diluted	$0.46	$0.48	$0.39	$0.39
Cash dividends per common share	$0.22	$0.22	$0.22	$0.22
Market price:
High	$31.28	$30.63	$31.10	$30.27
Low	$27.59	$27.64	$27.81	$27.01
 _____________________________

(1)
We incurred charges of $2.0 million ($1.5 million after tax, or $0.03 per diluted common share) in the first quarter of 2013, $0.6 million ($0.4 million after tax) in the second quarter of 2013, $2.7 million ($1.9 million after tax, or $0.03 per diluted common share) in the third quarter of 2013, and $7.0 million ($5.0 million after tax, or $0.08 per diluted common share) in the fourth quarter of 2013 associated with acquisition-related and exit and realignment activities.

(2)
We incurred charges of $0.6 million ($0.4 million after tax) in the second quarter of 2012, $7.8 million ($6.6 million after tax, or $0.10 per diluted common share) in the third quarter of 2012 and $1.7 million ($1.2 million after tax, or $0.02 per diluted common share) in the fourth quarter of 2012 associated with acquisition-related and exit and realignment activities.

(3)	The first three quarters of 2013 and the third and fourth quarter of 2012 have been revised to reflect current revenue presentation. See Note 1 of Notes to Consolidated Financial Statements.

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated November 5, 2013)

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

10.2	Amendment to 2003 Directors’ Compensation Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2008)*

10.3	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2008)*

10.4
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.5
Deferral Election Form for The Owens & Minor, Inc. Directors’ Deferred Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.9 for the year ended December 31, 2010)*

10.6
Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10 for the year ended December 31, 2010)*

10.7
Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.8	Resolutions of the Board of Directors of the Company amending the SERP (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.12 for the year ended December 31, 2011)*

10.9
Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.10	Amendment to MEOP effective January 1, 2014*--filed herewith

10.11
Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan effective January 1, 2013 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q Exhibit 10.1 for the quarter ended March 31, 2013)*

10.12
Owens & Minor, Inc. Pension Plan, as amended and restated effective January 1, 1994 (“Pension Plan”) (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(c), for the year ended December 31, 1996)*

10.13	Amendment No. 1 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10(d), for the year ended December 31, 1996)*

10.14	Amendment No. 2 to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.5, for the year ended December 31, 1998)*

10.15
Resolutions of the Board of Directors of the Company amending the Owens & Minor, Inc. Pension Plan. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.5, dated May 3, 2006)*

10.16	Amendment No. 3 to Pension Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended September 30, 2008)*

10.17	Fourth Amendment to Pension Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.24, for the year ended December 31, 2009)*

10.18	Fifth, Sixth, and Seventh Amendments to Pension Plan (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.22 for the year ended December 31, 2010)*

10.19	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to the Company’s Registration Statement on Form S-8, Registration No. 333-124965)*

10.20
Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.21	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.22
Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 17, 2010 (File No. 001-09810))*

10.23
Form of Owens & Minor, Inc. Stock Option Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the company’s Current Report on Form 8-K, Exhibit 10.1, dated June 23, 2005)*

10.24
Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.25	Form of Performance Share Award Agreement (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.31 for the year ended December 31, 2012) *

10.26	Form of Performance Share Award Agreement *--filed herewith

10.27	Form of Annual Executive Incentive Program (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.32 for the year ended December 31, 2012) *

10.28	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.29	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.30
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

10.31
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

11.1	Calculation of Net Income per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15-Net Income per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

•	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2014.

OWENS & MINOR, INC.

/s/ Craig R. Smith
Craig R. Smith Chairman & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2014:

/s/ Craig R. Smith	/s/ Martha H. Marsh
Craig R. Smith	Martha H. Marsh
Chairman & Chief Executive Officer	Director

/s/ Richard A. Meier	/s/ Eddie N. Moore, Jr.
Richard A. Meier	Eddie N. Moore, Jr.
Executive Vice President & Chief Financial Officer	Director

/s/ Stuart M. Essig	/s/ James E. Rogers
Stuart M. Essig	James E. Rogers
Director	Lead Director

/s/ Richard E. Fogg	/s/ David S. Simmons
Richard E. Fogg	David S. Simmons
Director	Director

/s/ John W. Gerdelman	/s/ Robert C. Sledd
John W. Gerdelman	Robert C. Sledd
Director	Director

/s/ Lemuel E. Lewis	/s/ Anne Marie Whittemore
Lemuel E. Lewis	Anne Marie Whittemore
Director	Director

Corporate Officers

Craig R. Smith (62)
Chairman & Chief Executive Officer
Chairman of the Board since April 2013 and Chief Executive Officer since 2005. Mr. Smith also served as President from 1999 until April 2013. Mr. Smith has been with the company since 1989.
James L. Bierman (61)
President & Chief Operating Officer
President since August 2013 and Chief Operating Officer since March 2012. Previously, Mr. Bierman served as Executive Vice President & Chief Operating Officer from March 2012 until August 2013. Mr. Bierman served as Executive Vice President & Chief Financial Officer from April 2011 to March 2012. Prior to that, Mr. Bierman served as Senior Vice President & Chief Financial Officer from 2007 to 2011. Mr. Bierman joined the company in 2007.
Richard A. Meier (54)
Executive Vice President & Chief Financial Officer
Executive Vice President & Chief Financial Officer since joining Owens & Minor in March 2013. Mr. Meier served from 2010 to 2012 as Executive Vice President & Chief Financial Officer of Teleflex, Inc., a global provider of specialty medical devices. Prior to that, he served as President & Chief Operating Officer of Advanced Medical Optics, Inc., from 2007 to 2009, and as Chief Financial Officer and in a variety of other finance and operations roles from 2002 through 2007.
Charles C. Colpo (56)
Senior Vice President, Strategic Relationships
Senior Vice President, Strategic Relationships since August 2013. From March 2012 until August 2013, Mr. Colpo served as Senior Vice President, Operations. Prior to that, Mr. Colpo served as Executive Vice President & Chief Operating Officer from 2010 to 2012. Mr. Colpo served as Executive Vice President, Administration from 2008 until 2010 and as Senior Vice President, Operations, from 1999 until 2008. He has been with the company since 1981.
Erika T. Davis (50)
Senior Vice President, Administration & Operations
Senior Vice President, Administration & Operations since August 2013. Prior to that, Ms. Davis served as Senior Vice President, Human Resources, from 2001 until August 2013. Ms. Davis has been with the company since 1993.
Grace R. den Hartog (62)
Senior Vice President, General Counsel & Corporate Secretary
Senior Vice President, General Counsel & Corporate Secretary since joining Owens & Minor in 2003. Previously, Ms. den Hartog served as a partner of McGuireWoods LLP from 1990 to 2003.
D. Todd Healy (51)
Senior Vice President, Provider Services
Senior Vice President, Provider Services since August 2013. Prior to that, Mr. Healy served as Regional Vice President, North Region from 2004 to August 2013. He has served in general manager, division vice president and area vice president positions since joining Owens & Minor in 1994.

Richard W. Mears (53)
Senior Vice President, Chief Information Officer
Senior Vice President, Chief Information Officer since joining Owens & Minor in 2005. Previously, Mr. Mears was an Executive Director with Perot Systems (now Dell Perot Systems) from 2003 to 2005.
Brian J. Shotto (50)
Senior Vice President, Manufacturer Services
Senior Vice President, Manufacturer Services since August 2013. Previously, Mr. Shotto served as Senior Vice President, Specialty Services from October 2011 until August 2013. Mr. Shotto served as a Principal Consultant for the Blue Fin Group from 2009 until 2011. Prior to that, he served as Vice President, Distribution Strategy - Healthcare Logistics Strategy Group, UPS, from 2006 to 2009, a company he joined in 2000. Mr. Shotto joined Owens & Minor in 2011.
Mark A. Van Sumeren (56)
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