Form 10-Q
period 2014-03-31
OWENS & MINOR INC/VA/
filed 2014-05-01
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9810
_______________________________________________________
Owens & Minor, Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________

Virginia	54-1701843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard, Mechanicsville, Virginia	23116
(Address of principal executive offices)	(Zip Code)

Post Office Box 27626, Richmond, Virginia	23261-7626
(Mailing address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (804) 723-7000
 __________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 25, 2014, was 63,091,091 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Net revenue	$2,256,380	$2,246,384
Cost of goods sold	1,975,185	1,967,332
Gross margin	281,195	279,052
Selling, general and administrative expenses	225,610	217,721
Acquisition-related and exit and realignment charges	3,262	2,010
Depreciation and amortization	13,864	12,629
Other operating income, net	(7,825)	(1,192)
Operating earnings	46,284	47,884
Interest expense, net	3,246	3,199
Income before income taxes	43,038	44,685
Income tax provision	17,553	18,587
Net income	$25,485	$26,098
Net income per common share:
Basic	$0.41	$0.41
Diluted	$0.41	$0.41
Cash dividends per common share	$0.25	$0.24

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Net income	$25,485	$26,098
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax benefit of $0 in 2014 and of $385 in 2013)	467	(7,827)
Change in unrecognized net periodic pension costs (net of income tax expense of $97 in 2014 and $134 in 2013)	107	208
Other (net of income tax benefit of $8 in 2014 and 2013)	(9)	(13)
Total other comprehensive income (loss), net of tax	565	(7,632)
Comprehensive income	$26,050	$18,466

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$182,373	$101,905
Accounts and notes receivable, net of allowances of $15,330 and $15,030	543,214	572,854
Merchandise inventories	768,148	771,663
Other current assets	275,179	279,510
Total current assets	1,768,914	1,725,932
Property and equipment, net of accumulated depreciation of $136,782 and $137,526	192,245	191,961
Goodwill, net	275,562	275,439
Intangible assets, net	39,437	40,406
Other assets, net	93,042	90,304
Total assets	$2,369,200	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$659,550	$643,872
Accrued payroll and related liabilities	21,741	23,296
Deferred income taxes	41,975	41,613
Other accrued liabilities	302,244	280,398
Total current liabilities	1,025,510	989,179
Long-term debt, excluding current portion	214,826	213,815
Deferred income taxes	42,779	43,727
Other liabilities	52,918	52,278
Total liabilities	1,336,033	1,298,999
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,091 shares and 63,096 shares	126,182	126,193
Paid-in capital	199,148	196,605
Retained earnings	696,574	691,547
Accumulated other comprehensive income	10,133	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,032,037	1,023,913
Noncontrolling interest	1,130	1,130
Total equity	1,033,167	1,025,043
Total liabilities and equity	$2,369,200	$2,324,042

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Operating activities:
Net income	$25,485	$26,098
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,864	12,629
Share-based compensation expense	2,642	1,910
Provision for losses on accounts and notes receivable	54	107
Deferred income tax benefit	(822)	(56)
Changes in operating assets and liabilities:
Accounts and notes receivable	29,828	(34,575)
Merchandise inventories	3,707	21,784
Accounts payable	15,815	98,198
Net change in other assets and liabilities	3,921	28,981
Other, net	(1,292)	(465)
Cash provided by operating activities	93,202	154,611
Investing activities:
Additions to property and equipment	(7,299)	(7,513)
Additions to computer software and intangible assets	(6,930)	(7,264)
Proceeds from sale of investment	1,937	—
Proceeds from sale of property and equipment	105	44
Cash used for investing activities	(12,187)	(14,733)
Financing activities:
Change in bank overdraft	20,578	—
Cash dividends paid	(15,785)	(15,199)
Repurchases of common stock	(5,000)	(2,282)
Excess tax benefits related to share-based compensation	346	207
Proceeds from exercise of stock options	937	1,792
Other, net	(1,868)	(1,958)
Cash used for financing activities	(792)	(17,440)
Effect of exchange rate changes on cash and cash equivalents	245	(1,763)
Net increase in cash and cash equivalents	80,468	120,675
Cash and cash equivalents at beginning of period	101,905	97,888
Cash and cash equivalents at end of period	$182,373	$218,563
Supplemental disclosure of cash flow information:
Income taxes paid, net	$15,161	$1,540
Interest paid	$539	$698

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				26,098			26,098
Other comprehensive income					(7,632)		(7,632)
Dividends declared ($0.24 per share)				(15,176)			(15,176)
Shares repurchased and retired	(74)	(148)		(2,134)			(2,282)
Share-based compensation expense, exercises and other	138	276	2,610				2,886
Balance March 31, 2013	$63,335	$126,672	$190,004	$667,782	$(8,038)	$1,130	$977,550

Balance December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
Net income				25,485			25,485
Other comprehensive income					565		565
Dividends declared ($0.25 per share)				(15,744)			(15,744)
Shares repurchased and retired	(143)	(286)		(4,714)			(5,000)
Share-based compensation expense, exercises and other	138	275	2,543				2,818
Balance March 31, 2014	63,091	$126,182	$199,148	$696,574	$10,133	$1,130	$1,033,167

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Basis of Presentation and Use of Estimates
Basis of Presentation
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
Reclassification and Correction
Certain prior year amounts have been reclassified to conform to current year presentation. In addition, after completing a review of customer contracts in the International segment in the fourth quarter of 2013, we determined a net presentation of revenues for certain contracts is more representative of the customer arrangement. Certain amounts in the prior period statement of income were revised to reflect this net presentation of revenues. As a result, net revenue and cost of goods sold each decreased by $29.3 million. The change did not affect cash flows, gross margin, operating earnings or net income in 2013.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). See Note 7 for the fair value of long-term debt.
Note 3—Financing Receivables and Payables
At March 31, 2014 and December 31, 2013, we had financing receivables of $179.5 million and $198.5 million and related payables of $146.2 million and $165.3 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through March 31, 2014:

	Domestic Segment	International Segment	Total
Carrying amount of goodwill, December 31, 2013	$248,498	$26,941	$275,439
Currency translation adjustments	—	123	123
Carrying amount of goodwill, March 31, 2014	$248,498	$27,064	$275,562

Intangible assets at March 31, 2014, and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$51,686	$3,957	$51,544	$3,933
Accumulated amortization	(15,461)	(745)	(14,281)	(790)
Net intangible assets	$36,225	$3,212	$37,263	$3,143
At March 31, 2014, $17.3 million in net intangible assets were held in the Domestic segment and $22.1 million were held in the International segment. Amortization expense for intangible assets was $1.1 million and $0.9 million for the three months ended March 31, 2014 and 2013.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $3.4 million for the remainder of 2014, $5.1 million for 2015, $5.1 million for 2016, $5.0 million for 2017 and $4.1 million for 2018.
Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of distribution centers, the realignment of our distribution network, and the closure of offsite warehouses.
In the current quarter, we recognized total charges of $2.6 million associated with exit and realignment activities, of which $1.3 million was in the Domestic segment and $1.3 million was in the International segment. These charges include $1.3 million in loss accruals associated with our operating leases and estimated severance. The remaining charges of $1.3 million are comprised of costs that were expensed as incurred in the quarter and not reflected in the table below, including $0.5 million in relocation costs, $0.5 million in property related costs, and $0.3 million in labor and other costs. We expect additional exit and realignment charges of approximately $2.2 million over the remainder of 2014 for activities initiated in the Domestic segment through March 31, 2014.
During the first three months of 2013, we recognized total charges of $0.9 million in the Domestic segment and $0.5 million in the International segment associated with these activities. These charges include $0.5 million in loss accruals for operating leases. The remaining charges of $0.9 million are comprised of costs that are expensed as incurred and not reflected in the table below, including losses on property and equipment and other expenses.
The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2014 and 2013:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2013	$2,434	$475	$2,909
Provision for exit and realignment activities	532	807	1,339
Cash payments, net of sublease income	(411)	(327)	(738)
Accrued exit and realignment costs, March 31, 2014	$2,555	$955	$3,510

Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214
Provision for exit and realignment activities	538	3	541
Cash payments, net of sublease income	(4,844)	(147)	(4,991)
Accrued exit and realignment costs, March 31, 2013	$792	$972	$1,764

Note 6—Retirement Plan
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$36	$33
Interest cost	482	414
Recognized net actuarial loss	204	342
Net periodic benefit cost	$722	$789
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million and $0.2 million for the three months ended March 31, 2014 and 2013.
Note 7—Debt
We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of March 31, 2014 and December 31, 2013, the estimated fair value of the Senior Notes was $217 million and $219 million, and the related carrying amount was $204 million for both periods. The observed yield of the Senior Notes at March 31, 2014 and December 31, 2013 was 2.00% and 2.12%.
We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At March 31, 2014, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Credit Agreement, leaving $345.0 million available for borrowing. We also have a $1.5 million letter of credit outstanding as of March 31, 2014 and December 31, 2013, which supports our facilities leased in Europe.
Note 8—Income Taxes
The effective tax rate was 40.8% for the three months ended March 31, 2014, compared to 41.6% in the same quarter of 2013. The change in rate is due to the impact of foreign taxes. The liability for unrecognized tax benefits was $5.0 million at March 31, 2014, and $4.6 million at December 31, 2013. Included in the liability at March 31, 2014 were $3.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 9—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Numerator:
Net income	$25,485	$26,098
Less: income allocated to unvested restricted shares	(188)	(195)
Net income attributable to common shareholders - basic	25,297	25,903
Add: undistributed income attributable to unvested restricted shares - basic	51	58
Less: undistributed income attributable to unvested restricted shares - diluted	(51)	(58)
Net income attributable to common shareholders - diluted	$25,297	$25,903
Denominator:
Weighted average shares outstanding - basic	62,304	62,687
Dilutive shares - stock options	13	58
Weighted average shares outstanding - diluted	62,317	62,745
Net income per share attributable to common shareholders:
Basic	$0.41	$0.41
Diluted	$0.41	$0.41
Note 10—Shareholders’ Equity
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. During the three months ended March 31, 2014, we repurchased in open-market transactions and retired approximately 143 thousand shares of our common stock for an aggregate of $5.0 million, or an average price per share of $34.99. As of March 31, 2014, we have approximately $95.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 11—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	—	467	—	467
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	467	—	467
Amounts reclassified from accumulated other comprehensive income (loss)	204	—	(17)	187
Income tax	(97)	—	8	(89)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	107	—	(9)	98
Other comprehensive income (loss)	107	467	(9)	565
Accumulated other comprehensive income (loss), March 31, 2014	$(6,372)	$16,359	$146	$10,133

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	—	(8,212)		(8,212)
Income tax	—	385	—	385
Other comprehensive income (loss) before reclassifications, net of tax	—	(7,827)	—	(7,827)
Amounts reclassified from accumulated other comprehensive income (loss)	342	—	(21)	321
Income tax	(134)	—	8	(126)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	208	—	(13)	195
Other comprehensive income (loss)	208	(7,827)	(13)	(7,632)
Accumulated other comprehensive income (loss), March 31, 2013	$(10,110)	$1,922	$150	$(8,038)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three months ended March 31, 2014 and 2013, we reclassified $0.2 million and $0.3 million of actuarial net losses.

Note 12—Commitments and Contingencies
We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $1.0 million as of March 31, 2014. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payment will be due as follows: 2015 - $0.2 million; 2016 - $0.8 million. None of these contingent obligations were accrued at March 31, 2014, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of March 31, 2014, $0.9 million of deferred revenue related to outstanding contractual performance targets was included in other current liabilities.
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
Note 13—Segment Information
We evaluate the performance of our segments based on the operating earnings of the segments, excluding acquisition-related and exit and realignment charges.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2014	2013
Net revenue:
Domestic	$2,148,915	$2,154,715
International	107,465	91,669
Consolidated net revenue	$2,256,380	$2,246,384

Operating earnings (loss):
Domestic	$52,734	$52,907
International	(3,188)	(3,013)
Acquisition-related and exit and realignment charges	(3,262)	(2,010)
Consolidated operating earnings	$46,284	$47,884

Depreciation and amortization:
Domestic	$8,975	$9,082
International	4,889	3,547
Consolidated depreciation and amortization	$13,864	$12,629

Capital expenditures:
Domestic	$10,175	$11,602
International	4,054	3,175
Consolidated capital expenditures	$14,229	$14,777

	March 31, 2014	December 31, 2013
Total assets:
Domestic	$1,712,214	$1,747,572
International	474,613	474,565
Segment assets	2,186,827	2,222,137
Cash and cash equivalents	182,373	101,905
Consolidated total assets	$2,369,200	$2,324,042

Note 14—Condensed Consolidating Financial Information
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

Three Months Ended March 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Income
Net revenue	$—	$2,148,365	$119,873	$(11,858)	$2,256,380
Cost of goods sold	—	1,939,464	47,599	(11,878)	1,975,185
Gross margin	—	208,901	72,274	20	281,195
Selling, general and administrative expenses	47	154,156	71,407	—	225,610
Acquisition-related and exit and realignment charges	—	1,294	1,968	—	3,262
Depreciation and amortization	2	8,952	4,910	—	13,864
Other operating income, net	—	(7,062)	(763)	—	(7,825)
Operating earnings (loss)	(49)	51,561	(5,248)	20	46,284
Interest expense (income), net	2,472	1,243	(469)	—	3,246
Income (loss) before income taxes	(2,521)	50,318	(4,779)	20	43,038
Income tax (benefit) provision	(952)	20,160	(1,655)	—	17,553
Equity in earnings of subsidiaries	27,054	—	—	(27,054)	—
Net income (loss)	25,485	30,158	(3,124)	(27,034)	25,485
Other comprehensive income (loss)	565	106	467	(573)	565
Comprehensive income (loss)	$26,050	$30,264	$(2,657)	$(27,607)	$26,050

Three Months Ended March 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,154,716	$101,980	$(10,312)	$2,246,384
Cost of goods sold	—	1,936,091	41,282	(10,041)	1,967,332
Gross margin	—	218,625	60,698	(271)	279,052
Selling, general and administrative expenses	654	156,347	60,720	—	217,721
Acquisition-related and exit and realignment charges	—	862	1,148	—	2,010
Depreciation and amortization	3	9,060	3,566	—	12,629
Other operating income, net	—	(643)	(549)	—	(1,192)
Operating earnings (loss)	(657)	52,999	(4,187)	(271)	47,884
Interest expense (income), net	4,395	(911)	(285)	—	3,199
Income (loss) before income taxes	(5,052)	53,910	(3,902)	(271)	44,685
Income tax (benefit) provision	(1,962)	21,455	(906)	—	18,587
Equity in earnings of subsidiaries	29,188	—	—	(29,188)	—
Net income (loss)	26,098	32,455	(2,996)	(29,459)	26,098
Other comprehensive income (loss)	(7,632)	208	(7,828)	7,620	(7,632)
Comprehensive income (loss)	$18,466	$32,663	$(10,824)	$(21,839)	$18,466

March 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$133,300	$25,569	$23,504	$—	$182,373
Accounts and notes receivable, net	—	469,335	77,475	(3,596)	543,214
Merchandise inventories	—	744,219	25,373	(1,444)	768,148
Other current assets	—	71,141	203,846	192	275,179
Total current assets	133,300	1,310,264	330,198	(4,848)	1,768,914
Property and equipment, net	—	95,814	96,431	—	192,245
Goodwill, net	—	247,271	28,291	—	275,562
Intangible assets, net	—	17,360	22,077	—	39,437
Due from O&M and subsidiaries	—	453,120	—	(453,120)	—
Advances to and investment in consolidated subsidiaries	1,561,013	—	—	(1,561,013)	—
Other assets, net	363	66,071	26,608	—	93,042
Total assets	$1,694,676	$2,189,900	$503,605	$(2,018,981)	$2,369,200
Liabilities and equity
Current liabilities
Accounts payable	$—	$619,240	$43,906	$(3,596)	$659,550
Accrued payroll and related liabilities	—	10,781	10,960	—	21,741
Deferred income taxes	—	41,855	120	—	41,975
Other accrued liabilities	9,747	101,643	190,854	—	302,244
Total current liabilities	9,747	773,519	245,840	(3,596)	1,025,510
Long-term debt, excluding current portion	203,596	7,252	3,978	—	214,826
Due to O&M and subsidiaries	449,296	—	2,671	(451,967)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	31,285	11,494	—	42,779
Other liabilities	—	48,021	4,897	—	52,918
Total liabilities	662,639	998,967	268,880	(594,453)	1,336,033
Equity
Common stock	126,182	—	1,500	(1,500)	126,182
Paid-in capital	199,148	242,024	259,864	(501,888)	199,148
Retained earnings (deficit)	696,574	955,374	(44,267)	(911,107)	696,574
Accumulated other comprehensive income (loss)	10,133	(6,465)	16,498	(10,033)	10,133
Total O&M shareholders’ equity	1,032,037	1,190,933	233,595	(1,424,528)	1,032,037
Noncontrolling Interest	—	—	1,130	—	1,130
Total equity	1,032,037	1,190,933	234,725	(1,424,528)	1,033,167
Total liabilities and equity	$1,694,676	$2,189,900	$503,605	$(2,018,981)	$2,369,200

December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$74,391	$2,012	$25,502	$—	$101,905
Accounts and notes receivable, net	—	496,310	79,722	(3,178)	572,854
Merchandise inventories	—	750,999	22,128	(1,464)	771,663
Other current assets	201	72,049	207,058	202	279,510
Total current assets	74,592	1,321,370	334,410	(4,440)	1,725,932
Property and equipment, net	2	96,500	95,459	—	191,961
Goodwill, net	—	247,271	28,168	—	275,439
Intangible assets, net	—	17,881	22,525	—	40,406
Due from O&M and subsidiaries	—	377,786	—	(377,786)	—
Advances to and investments in consolidated subsidiaries	1,533,294	—	—	(1,533,294)	—
Other assets, net	408	63,848	26,048	—	90,304
Total assets	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$—	$595,865	$51,185	$(3,178)	$643,872
Accrued payroll and related liabilities	—	12,792	10,504	—	23,296
Deferred income taxes	—	41,464	149	—	41,613
Other current liabilities	6,811	87,795	185,792	—	280,398
Total current liabilities	6,811	737,916	247,630	(3,178)	989,179
Long-term debt, excluding current portion	204,028	7,228	2,559	—	213,815
Due to O&M and subsidiaries	373,544	—	2,910	(376,454)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,173	11,554	—	43,727
Other liabilities	—	47,816	4,462	—	52,278
Total liabilities	584,383	964,023	269,115	(518,522)	1,298,999
Equity
Common stock	126,193	—	1,500	(1,500)	126,193
Paid-in capital	196,605	242,024	259,864	(501,888)	196,605
Retained earnings (deficit)	691,547	925,184	(41,029)	(884,155)	691,547
Accumulated other comprehensive income (loss)	9,568	(6,575)	16,030	(9,455)	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,023,913	1,160,633	236,365	(1,396,998)	1,023,913
Noncontrolling interest	—	—	1,130	—	1,130
Total equity	1,023,913	1,160,633	237,495	(1,396,998)	1,025,043
Total liabilities and equity	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042

Three Months Ended March 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$25,485	$30,158	$(3,124)	$(27,034)	$25,485
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(27,054)	—	—	27,054	—
Depreciation and amortization	2	8,952	4,910	—	13,864
Share-based compensation expense	—	2,570	72	—	2,642
Provision for losses on accounts and notes receivable	—	96	(42)	—	54
Deferred income tax expense (benefit)	—	(588)	(234)	—	(822)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	26,879	2,530	419	29,828
Merchandise inventories	—	7,563	(3,835)	(21)	3,707
Accounts payable	—	23,375	(7,142)	(418)	15,815
Net change in other assets and liabilities	3,138	12,734	(11,951)	—	3,921
Other, net	(388)	(745)	(159)	—	(1,292)
Cash provided by (used for) operating activities	1,183	110,994	(18,975)	—	93,202
Investing activities:
Proceeds from the sale of investment	—	1,937	—	—	1,937
Additions to property and equipment	—	(4,036)	(3,263)	—	(7,299)
Additions to computer software and intangible assets	—	(6,139)	(791)	—	(6,930)
Proceeds from the sale of property and equipment	—	11	94	—	105
Cash used for investing activities	—	(8,227)	(3,960)	—	(12,187)
Financing activities:
Change in bank overdraft	—	—	20,578	—	20,578
Change in intercompany advances	78,263	(78,631)	368	—	—
Cash dividends paid	(15,785)	—	—	—	(15,785)
Repurchases of common stock	(5,000)	—	—	—	(5,000)
Excess tax benefits related to share-based compensation	346	—	—	—	346
Proceeds from exercise of stock options	937	—	—	—	937
Other, net	(1,035)	(579)	(254)	—	(1,868)
Cash provided by (used for) financing activities	57,726	(79,210)	20,692	—	(792)
Effect of exchange rate changes on cash and cash equivalents	—	—	245	—	245
Net increase (decrease) in cash and cash equivalents	58,909	23,557	(1,998)	—	80,468
Cash and cash equivalents at beginning of period	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of period	$133,300	$25,569	$23,504	$—	$182,373

Three months ended March 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$26,098	$32,455	$(2,996)	$(29,459)	$26,098
Adjustments to reconcile net income to cash provided by (used for) operating activities:					—
Equity in earnings of subsidiaries	(29,188)	—	—	29,188	—
Depreciation and amortization	3	9,060	3,566	—	12,629
Share-based compensation expense	—	1,910	—	—	1,910
Deferred income tax expense	—	626	(682)	—	(56)
Provision for losses on accounts and notes receivable	—	53	54	—	107
Changes in operating assets and liabilities:					—
Accounts and notes receivable	—	(11,755)	(22,344)	(476)	(34,575)
Merchandise inventories	—	24,300	(2,786)	270	21,784
Accounts payable	—	60,533	37,188	477	98,198
Net change in other assets and liabilities	3,720	2,813	22,448		28,981
Other, net	(406)	(39)	(20)		(465)
Cash provided by (used for) operating activities	227	119,956	34,428	—	154,611
Investing activities:
Additions to computer software and intangible assets	—	(5,786)	(1,478)	—	(7,264)
Additions to property and equipment	—	(5,816)	(1,697)	—	(7,513)
Proceeds from the sale of property and equipment	—	45	(1)	—	44
Cash used for investing activities	—	(11,557)	(3,176)	—	(14,733)
Financing activities:
Change in intercompany advances	106,661	(106,529)	(132)	—	—
Cash dividends paid	(15,199)	—	—	—	(15,199)
Repurchases of common stock	(2,282)	—	—	—	(2,282)
Excess tax benefits related to share-based compensation	207	—	—	—	207
Proceeds from exercise of stock options	1,792	—	—	—	1,792
Other, net	(985)	(725)	(248)	—	(1,958)
Cash provided by (used for) financing activities	90,194	(107,254)	(380)	—	(17,440)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,763)		(1,763)
Net (decrease) increase in cash and cash equivalents	90,421	1,145	29,109	—	120,675
Cash and cash equivalents at beginning of period	58,190	13,641	26,057	—	97,888
Cash and cash equivalents at end of period	$148,611	$14,786	$55,166	$—	$218,563

Note 15—Recent Accounting Pronouncements
There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

We adopted an Accounting Standard Update (ASU) issued by the Financial Accounting Standards Board (FASB) for presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this guidance did not have an impact on our financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2013. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. The Domestic segment includes all services in the United States relating to our role as a medical supply logistics company serving healthcare providers and manufacturers. The International segment provides third-party logistics for the pharmaceutical and medical device industries in the European market. Segment financial information is provided in Note 13 of Notes to Consolidated Financial Statements included in this quarterly report.
Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management. GAAP and non-GAAP results discussed below for the three months ended March 31, 2014 include a recovery of $5.3 million recorded in other operating income, net related to the settlement of a direct purchaser anti-trust class action lawsuit.

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2014	2013
Operating earnings, as reported (GAAP)	$46,284	$47,884
Acquisition-related and exit and realignment charges	3,262	2,010
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$49,546	$49,894
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.20%	2.22%
Net income, as reported (GAAP)	$25,485	$26,098
Acquisition-related and exit and realignment charges, net of tax	2,222	1,521
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$27,707	$27,619
Net income per diluted common share, as reported (GAAP)	$0.41	$0.41
Acquisition-related and exit and realignment charges, per diluted common share	0.03	0.03
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.44	$0.44
Adjusted EPS (non-GAAP) was $0.44 in the first quarter of 2014, unchanged when compared with prior year. Domestic segment operating earnings (including the recovery of $5.3 million noted above) decreased $0.2 million to $52.7 million for the first quarter of 2014. The International segment had an operating loss of $3.2 million for the three months ended March 31, 2014 compared to a loss of $3.0 million for the comparable prior year period.
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
Acquisition-related charges, pre-tax, were $0.7 million and $0.6 million in the first quarter of 2014 and 2013. Current quarter charges consist primarily of costs to resolve certain contingencies with the former owner as well as remaining costs to transition Movianto’s information technology and administrative functions. Exit and realignment charges, pre-tax, of $2.6 million and $1.4 million in the first quarter of 2014 and 2013 are associated with optimizing our operations and include the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe, as well as other costs associated with our strategic organizational realignment. These charges have been tax effected in the preceding table using a blended income tax rate depending on the amount of charges incurred in different tax jurisdictions. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges. More information about these charges is provided in Notes 5 of Notes to Consolidated Financial Statements included in this quarterly report.
Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$2,148,915	$2,154,715	$(5,800)	(0.3)%
International	107,465	91,669	15,796	17.2%
Net revenue	$2,256,380	$2,246,384	$9,996	0.4%
Consolidated net revenue improved slightly over prior year fueled by growth in fee-for-service revenues. Domestic segment revenue was impacted by ongoing market trends including continued lower rates of healthcare utilization. In addition, our continued rationalization of smaller, less profitable healthcare provider customers and suppliers were not fully offset by growth in existing customers and new business. The increase in the International segment was largely a result of growth in fee-for-service business as well as positive impacts from foreign exchange. Fee-for-service business represents approximately two-thirds of net revenue in the International segment.
Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$281,195	$279,052	$2,143	0.8%
As a % of net revenue	12.46%	12.42%
The growth in fee-for-service activity drove the overall improvement in gross margin as the International segment had an $11.4 million increase over prior year. This was mostly offset by a decline in the Domestic segment gross margin mainly as a result of lower benefits from supplier price changes in the first quarter of 2014 when compared to the first quarter of 2013, as well as lower margins on new and renewed contracts.
Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
SG&A expenses	$225,610	$217,721	$7,889	3.6%
As a % of net revenue	10.00%	9.69%
Depreciation and amortization	$13,864	$12,629	$1,235	9.8%
Other operating income, net	$(7,825)	$(1,192)	$(6,633)	556.5%
Selling, general and administrative (SG&A) expenses include labor, warehousing, handling and delivery costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from the new customers.
International segment SG&A increased over the prior year period by $10.6 million due mainly to increased salaries and delivery costs associated with higher fee-for-service activity as well as on-boarding costs in advance of a significant new customer in the United Kingdom. This increase was partially offset by a $2.7 million decline in the Domestic segment driven by cost benefits realized from our strategic initiatives and improvement in workers' compensation claims experience.
Depreciation and amortization expense increased primarily in the International segment due to increases in computer software amortization for assets placed in service and amortization from purchase price accounting adjustments.
The increase in other operating income, net over the prior year period is attributed primarily to the recovery of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit relating to the recovery of costs from purchases of medical devices over a multi-year period, as well as a gain on the sale of an investment and an increase in finance charge income.
Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$3,246	$3,199	$47	1.5%
Effective interest rate	6.08%	5.99%
Interest expense is consistent with the prior year period.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax provision	$17,553	$18,587	$(1,034)	(5.6)%
Effective tax rate	40.8%	41.6%
The provision for income taxes, including income taxes on acquisition-related and exit and realignment charges, decreased from the prior year largely due to the impact of foreign taxes.
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

	March 31, 2014	December 31, 2013	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$182,373	$101,905	$80,468	79.0%
Accounts and notes receivable, net of allowances	$543,214	$572,854	$(29,640)	(5.2)%
Consolidated DSO (1)	20.5	22.1
Merchandise inventories	$768,148	$771,663	$(3,515)	(0.5)%
Consolidated inventory turnover (2)	10.4	10.4
Accounts payable	$659,550	$643,872	$15,678	2.4%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended March 31, 2014 and December 31, 2013

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Net cash provided by (used for):
Operating activities	$93,202	$154,611
Investing activities	(12,187)	(14,733)
Financing activities	(792)	(17,440)
Effect of exchange rate changes	245	(1,763)
Increase in cash and cash equivalents	$80,468	$120,675
Cash provided by operating activities was $93.2 million in the first three months of 2014, compared to $154.6 million in the same period of 2013. The decrease in cash from operating activities for the first three months of 2014 compared to the same period in 2013 was primarily due to routine changes in working capital including timing of payments.
Cash used for investing activities was $12.2 million in the first three months of 2014, compared to $14.7 million in the same period of 2013. Investing activities in 2014 and 2013 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash used for financing activities in the first three months of 2014 was $0.8 million, compared to $17.4 million used in the same period of 2013. During the first three months of 2014, we paid dividends of $15.8 million, repurchased common stock under a share repurchase program for $5.0 million of cash, and received proceeds of $1.0 million from the exercise of stock options. Financing activities in the current quarter also include $20.6 million in a bank overdraft related to timing of payments and collections in our order-to-cash business at March 31, 2014.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At March 31, 2014, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.
We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first three months of 2014, we had no borrowings or repayments under the credit facility. Based on our leverage ratio at March 31, 2014, the interest rate under the credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at March 31, 2014.
In the first quarter of 2014, we paid cash dividends on our outstanding common stock at the rate of $0.25 per share, which represents a 4% increase over the rate of $0.24 per share paid in the first quarter of 2013. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The timing of purchases and the number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. During the first quarter of 2014, we repurchased approximately 143 thousand shares for $5.0 million under this program. The remaining amount authorized for repurchases under this program is $95.0 million at March 31, 2014.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $18.9 million and $22.2 million as of March 31, 2014 and December 31, 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
The IRS on January 10, 2014 released final regulations relating to the adjustment of inventory costs for certain sales-based vendor charge-backs and the allowable treatment of these charge-backs in tax LIFO calculations. We are currently analyzing the impact of this regulatory change on our tax LIFO position, which could cause our related deferred tax liability to become due and payable, impacting future cash flow.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2014.
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

•	uncertainties related to and our ability to adapt to changes in government regulations, including healthcare laws and regulations (including the Affordable Care Act);

•	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;

•	uncertainties related to general economic, regulatory and business conditions;

•	our ability to successfully implement our strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	the ability of customers and suppliers to meet financial commitments due to us;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	changing trends in customer profiles and ordering patterns and our ability to meet customer demand for additional value-added services;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	availability of and our ability to access special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that information systems are interrupted or damaged or fail for any extended period of time or that there is a data security breach;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals; and

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at March 31, 2014. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.96 per gallon in the first three months of 2014, a decrease from $4.03 per gallon in the first three months of 2013. Based on our fuel consumption in the first three months of 2014, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $450,000 on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Through March 31, 2014, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Through March 31, 2014, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. For the three months ended March 31, 2014, we repurchased in open-market transactions and retired 142,904 shares of our common stock for an aggregate of $5.0 million, or an average price per share of $34.99. The following table summarizes share repurchase activity by month during the three months ended March 31, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
January 2014	—	$—	—	$—
February 2014	50,000	$34.93	50,000	$98,253,402
March 2014	92,904	$35.02	92,904	$95,000,018
Total	142,904		142,904

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	May 1, 2014	/s/ Craig R. Smith
Craig R. Smith
Chairman & Chief Executive Officer

Date:	May 1, 2014	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Item 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated November 5, 2013).

10.1	Form of Performance Share Award Agreement

10.2	Form of Annual Executive Incentive Program

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document