Form 10-Q
period 2014-06-30
OWENS & MINOR INC/VA/
filed 2014-07-30
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 25, 2014, was 63,066,654 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenue	$2,305,858	$2,236,077	$4,562,239	$4,482,461
Cost of goods sold	2,023,586	1,962,646	3,998,771	3,929,979
Gross margin	282,272	273,431	563,468	552,482
Selling, general and administrative expenses	225,838	212,548	451,448	430,269
Acquisition-related and exit and realignment charges	7,593	638	10,855	2,648
Depreciation and amortization	13,892	12,276	27,756	24,905
Other operating income, net	(2,152)	(2,081)	(9,978)	(3,274)
Operating earnings	37,101	50,050	83,387	97,934
Interest expense, net	3,342	3,248	6,589	6,446
Income before income taxes	33,759	46,802	76,798	91,488
Income tax provision	13,883	17,930	31,436	36,518
Net income	$19,876	$28,872	$45,362	$54,970
Net income per common share:
Basic	$0.32	$0.46	$0.72	$0.87
Diluted	$0.32	$0.46	$0.72	$0.87
Cash dividends per common share	$0.25	$0.24	$0.50	$0.48

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$19,876	$28,872	$45,362	$54,970
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2014 and income tax expense of $56 and benefit of $539 in 2013)	(570)	1,683	(103)	(6,144)
Change in unrecognized net periodic pension costs (net of income tax expense of $90 and $187 in 2014 and $132 and $266 in 2013)	112	209	219	417
Other (net of income tax benefit of $8 and $16 in 2014 and $8 and $16 in 2013)	15	(12)	6	(25)
Total other comprehensive income (loss), net of tax	(443)	1,880	122	(5,752)
Comprehensive income	$19,433	$30,752	$45,484	$49,218

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$92,027	$101,905
Accounts and notes receivable, net of allowances of $15,328 and $15,030	545,179	572,854
Merchandise inventories	820,882	771,663
Other current assets	287,844	279,510
Total current assets	1,745,932	1,725,932
Property and equipment, net of accumulated depreciation of $149,361 and $137,526	207,140	191,961
Goodwill, net	275,975	275,439
Intangible assets, net	38,679	40,406
Other assets, net	96,085	90,304
Total assets	$2,363,811	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$698,648	$643,872
Accrued payroll and related liabilities	29,691	23,296
Deferred income taxes	38,951	41,613
Other accrued liabilities	251,015	280,398
Total current liabilities	1,018,305	989,179
Long-term debt, excluding current portion	219,098	213,815
Deferred income taxes	42,080	43,727
Other liabilities	52,943	52,278
Total liabilities	1,332,426	1,298,999
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,066 shares and 63,096 shares	126,133	126,193
Paid-in capital	199,019	196,605
Retained earnings	696,543	691,547
Accumulated other comprehensive income	9,690	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,031,385	1,023,913
Noncontrolling interest	—	1,130
Total equity	1,031,385	1,025,043
Total liabilities and equity	$2,363,811	$2,324,042

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating activities:
Net income	$45,362	$54,970
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,756	24,905
Share-based compensation expense	4,190	3,449
Provision for losses on accounts and notes receivable	334	315
Deferred income tax (benefit) expense	(5,151)	5,777
Changes in operating assets and liabilities:
Accounts and notes receivable	28,477	1,789
Merchandise inventories	(48,575)	(31,176)
Accounts payable	54,922	191,406
Net change in other assets and liabilities	(32,765)	(69,462)
Other, net	(1,078)	(2,794)
Cash provided by operating activities	73,472	179,179
Investing activities:
Additions to property and equipment	(25,657)	(16,221)
Additions to computer software and intangible assets	(13,166)	(14,826)
Proceeds from sale of investment	1,937	—
Proceeds from sale of property and equipment	45	68
Cash used for investing activities	(36,841)	(30,979)
Financing activities:
Cash dividends paid	(31,564)	(30,411)
Repurchases of common stock	(9,448)	(8,297)
Excess tax benefits related to share-based compensation	444	550
Proceeds from exercise of stock options	1,180	4,195
Purchase of noncontrolling interest	(1,500)	—
Other, net	(4,441)	(5,167)
Cash used for financing activities	(45,329)	(39,130)
Effect of exchange rate changes on cash and cash equivalents	(1,180)	868
Net increase (decrease) in cash and cash equivalents	(9,878)	109,938
Cash and cash equivalents at beginning of period	101,905	97,888
Cash and cash equivalents at end of period	$92,027	$207,826
Supplemental disclosure of cash flow information:
Income taxes paid, net	$40,680	$40,364
Interest paid	$7,402	$7,691

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				54,970			54,970
Other comprehensive income					(5,752)		(5,752)
Dividends declared ($0.48 per share)				(30,324)			(30,324)
Shares repurchased and retired	(257)	(515)		(7,782)			(8,297)
Share-based compensation expense, exercises and other	319	636	4,932				5,568
Balance June 30, 2013	63,333	$126,665	$192,326	$675,858	$(6,158)	$1,130	$989,821

Balance December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
Net income				45,362			45,362
Other comprehensive income					122		122
Dividends declared ($0.50 per share)				(31,473)			(31,473)
Shares repurchased and retired	(277)	(555)		(8,893)			(9,448)
Share-based compensation expense, exercises and other	247	495	3,109				3,604
Purchase of noncontrolling interest			(695)			(1,130)	(1,825)
Balance June 30, 2014	63,066	$126,133	$199,019	$696,543	$9,690	$—	$1,031,385

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Basis of Presentation and Use of Estimates
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). During the quarter, we purchased the remaining outside stockholder's interest in a consolidated subsidiary that was partially owned. Therefore we no longer present a noncontrolling interest as a component of equity as of June 30, 2014. All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassification and Correction
Certain prior year amounts have been reclassified to conform to current year presentation. In addition, after completing a review of customer contracts in the International segment in the fourth quarter of 2013, we determined a net presentation of revenues for certain contracts is more representative of the customer arrangement. Certain amounts in the prior period statement of income were revised to reflect this net presentation of revenues. As a result, prior year net revenue and cost of goods sold each decreased by $30.6 million for the three month period and $59.9 million for the six month period ended June 30, 2013. The change did not affect cash flows, gross margin, operating earnings or net income in 2013.
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
Note 3—Financing Receivables and Payables
At June 30, 2014 and December 31, 2013, we had financing receivables of $174.6 million and $198.5 million and related payables of $134.3 million and $165.3 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through June 30, 2014:

	Domestic Segment	International Segment	Total
Carrying amount of goodwill, December 31, 2013	$248,498	$26,941	$275,439
Currency translation adjustments	—	536	536
Carrying amount of goodwill, June 30, 2014	$248,498	$27,477	$275,975

Intangible assets at June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$52,047	$4,012	$51,544	$3,933
Accumulated amortization	(16,669)	(711)	(14,281)	(790)
Net intangible assets	$35,378	$3,301	$37,263	$3,143
At June 30, 2014, $16.8 million in net intangible assets were held in the Domestic segment and $21.8 million were held in the International segment. Amortization expense for intangible assets was $1.1 million and $1.0 million for the three months ended June 30, 2014 and 2013 and $2.2 million and $1.9 million for the six months ended June 30, 2014 and 2013.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $2.3 million for the remainder of 2014, $5.1 million for 2015, $5.2 million for 2016, $5.0 million for 2017 and $4.1 million for 2018.
Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of distribution centers, the realignment of our distribution network, and the closure of offsite warehouses.
For the six months ended June 30, 2014, we recognized $6.7 million in total charges associated with exit and realignment activities. Of this amount, $4.1 million was incurred in the current quarter, of which $2.3 million was in the Domestic segment and $1.8 million was in the International segment. These charges include $2.2 million in estimated severance accruals. The remaining charges of $1.9 million were comprised of costs that were expensed as incurred in the quarter and not reflected in the table below, including $0.9 million in property related costs, $0.7 million in labor costs, and $0.2 million in information technology costs. Charges in the first quarter of 2014 were $2.6 million, of which $1.3 million was in the Domestic segment and $1.3 million was in the International segment. These charges included $1.3 million in loss accruals associated with our operating leases and estimated severance. The remaining charges of $1.3 million were comprised of costs that were expensed as incurred in the first quarter and not reflected in the table below, including $0.5 million in relocation costs, $0.5 million in property related costs, and $0.3 million in labor and other costs. We expect additional exit and realignment charges of approximately $5.0 million over the remainder of 2014 for activities initiated in the Domestic and International segments through June 30, 2014.
For the six month period ended June 30, 2013, we recognized total charges of $1.8 million. The second quarter 2013 charges of $0.4 million were expensed as incurred in the Domestic segment. During the first quarter of 2013, we recognized total charges of $1.4 million, of which $0.9 million was in the Domestic segment and $0.5 million in the International segment. These charges included $0.5 million in loss accruals for operating leases. The remaining charges of $0.9 million were comprised of costs that were expensed as incurred and not reflected in the table below, including losses on property and equipment and other expenses.

The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2014 and 2013:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2013	$2,434	$475	$2,909
Provision for exit and realignment activities	532	807	1,339
Cash payments, net of sublease income	(411)	(327)	(738)
Accrued exit and realignment costs, March 31, 2014	2,555	955	3,510
Provision for exit and realignment activities	6	$2,236	$2,242
Cash payments, net of sublease income	(383)	$(1,095)	$(1,478)
Accrued exit and realignment costs, June 30, 2014	$2,178	$2,096	$4,274

Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214
Provision for exit and realignment activities	538	3	541
Cash payments, net of sublease income	(4,844)	(147)	(4,991)
Accrued exit and realignment costs, March 31, 2013	792	972	1,764
Cash payments, net of sublease income	(118)	(137)	(255)
Accrued exit and realignment costs, June 30, 2013	$674	$835	$1,509
Note 6—Retirement Plan
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and six months ended June 30, 2014 and 2013, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$40	$33	$75	$66
Interest cost	482	413	965	827
Recognized net actuarial loss	202	341	406	683
Net periodic benefit cost	$724	$787	$1,446	$1,576
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.3 million for the three months ended June 30, 2014 and 2013 and $1.0 million and $0.5 million for the six months ended June 30, 2014 and 2013.
Note 7—Debt
We have $200 million of senior notes outstanding, which mature on April 15, 2016 and bear interest at 6.35% payable semi-annually (Senior Notes). We may redeem the Senior Notes, in whole or in part, at a redemption price of the greater of 100% of the principal amount of the Senior Notes or the present value of remaining scheduled payments of principal and interest discounted at the applicable Treasury Rate plus 0.25%. As of June 30, 2014 and December 31, 2013, the estimated fair value of the Senior Notes was $215 million and $219 million, and the related carrying amount was $204 million for both periods. The observed yield of the Senior Notes at June 30, 2014 and December 31, 2013 was 1.91% and 2.12%.
We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement) expiring June 5, 2017. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2014, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Credit Agreement, leaving $345.0 million available for borrowing. We also have a $1.5 million letter of credit outstanding as of June 30, 2014 and December 31, 2013, which supports our facilities leased in Europe.
Note 8—Income Taxes
The effective tax rate was 41.1% and 40.9% for the three and six months ended June 30, 2014, compared to 38.3% and 39.9% in the same periods of 2013. The change in rate is mainly due to the impact of foreign taxes and the effect of certain acquisition-related costs which are not deductible for tax purposes. The liability for unrecognized tax benefits was $5.0 million at June 30, 2014, and $4.6 million at December 31, 2013. Included in the liability at June 30, 2014 were $3.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 9—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$19,876	$28,872	$45,362	$54,970
Less: income allocated to unvested restricted shares	(159)	(156)	(345)	(351)
Net income attributable to common shareholders - basic	19,717	28,716	45,017	54,619
Add: undistributed income attributable to unvested restricted shares - basic	19	64	68	122
Less: undistributed income attributable to unvested restricted shares - diluted	(19)	(64)	(68)	(122)
Net income attributable to common shareholders - diluted	$19,717	$28,716	$45,017	$54,619
Denominator:
Weighted average shares outstanding - basic	62,311	62,707	62,271	62,695
Dilutive shares - stock options	5	45	9	51
Weighted average shares outstanding - diluted	62,316	62,752	62,280	62,746
Net income per share attributable to common shareholders:
Basic	$0.32	$0.46	$0.72	$0.87
Diluted	$0.32	$0.46	$0.72	$0.87
Note 10—Shareholders’ Equity
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. During the six months ended June 30, 2014, we repurchased in open-market transactions and retired approximately 0.3 million shares of our common stock for an aggregate of $9.5 million, or an average price per share of $34.30. As of June 30, 2014, we have approximately $90.5 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 11—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014 and 2013:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), March 31, 2014	$(6,372)	$16,359	$146	$10,133
Other comprehensive income (loss) before reclassifications	—	(570)	29	(541)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(570)	29	(541)
Amounts reclassified from accumulated other comprehensive income (loss)	202	—	(22)	180
Income tax	(90)	—	8	(82)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	112	—	(14)	98
Other comprehensive income (loss)	112	(570)	15	(443)
Accumulated other comprehensive income (loss), June 30, 2014	$(6,260)	$15,789	$161	$9,690

Accumulated other comprehensive income (loss), March 31, 2013	$(10,110)	$1,922	$150	$(8,038)
Other comprehensive income (loss) before reclassifications	—	1,739	—	1,739
Income tax	—	(56)	—	(56)
Other comprehensive income (loss) before reclassifications, net of tax	—	1,683	—	1,683
Amounts reclassified from accumulated other comprehensive income (loss)	341	—	(20)	321
Income tax	(132)	—	8	(124)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	209	—	(12)	197
Other comprehensive income (loss)	209	1,683	(12)	1,880
Accumulated other comprehensive income (loss), June 30, 2013	$(9,901)	$3,605	$138	$(6,158)

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	—	(103)	31	(72)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(103)	31	(72)
Amounts reclassified from accumulated other comprehensive income (loss)	406	—	(41)	365
Income tax	(187)	—	16	(171)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	219	—	(25)	194
Other comprehensive income (loss)	219	(103)	6	122
Accumulated other comprehensive income (loss), June 30, 2014	$(6,260)	$15,789	$161	$9,690

Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	—	(6,683)	—	(6,683)
Income tax	—	539	—	539
Other comprehensive income (loss) before reclassifications, net of tax	—	(6,144)	—	(6,144)
Amounts reclassified from accumulated other comprehensive income (loss)	683	—	(41)	642
Income tax	(266)	—	16	(250)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	417	—	(25)	392
Other comprehensive income (loss)	417	(6,144)	(25)	(5,752)
Accumulated other comprehensive income (loss), June 30, 2013	$(9,901)	$3,605	$138	$(6,158)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three and six months ended June 30, 2014, we reclassified $0.2 million and $0.4 million of actuarial net losses. For the three and six months ended June 30, 2013, we reclassified $0.3 million and $0.7 million of actuarial net losses.
Note 12—Commitments and Contingencies
We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $1.4 million as of June 30, 2014. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payment will be due as follows: 2014 - $0.9 million; 2015 - $0.2 million; 2016 -$0.3 million. None of these contingent obligations were accrued at June 30, 2014, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of June 30, 2014, $0.9 million of deferred revenue related to outstanding contractual performance targets was included in other current liabilities.
Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.
Various issues and claims related to the acquisition and transition of Movianto remain outstanding and under review and discussion with the former owner. The ultimate outcomes of these issues and claims, including their impact on future financial results, cannot be ascertained or estimated at this time.

During the second quarter, we entered into a definitive agreement to acquire all outstanding shares of Medical Action Industries Inc. (Medical Action) for $13.80 per share in cash, representing a total transaction value of approximately $208 million, including assumed debt, net of cash. The transaction, which is expected to close in the fourth quarter of 2014, is subject to customary closing conditions, including Medical Action shareholder approval and regulatory clearances.

Note 13—Segment Information
We evaluate the performance of our segments based on the operating earnings of the segments, excluding acquisition-related and exit and realignment charges.
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Domestic	$2,187,535	$2,143,691	$4,336,451	$4,298,406
International	118,323	92,386	225,788	184,055
Consolidated net revenue	$2,305,858	$2,236,077	$4,562,239	$4,482,461

Operating earnings (loss):
Domestic	$48,317	$51,245	$101,053	$104,151
International	(3,623)	(557)	(6,811)	(3,569)
Acquisition-related and exit and realignment charges	(7,593)	(638)	(10,855)	(2,648)
Consolidated operating earnings	$37,101	$50,050	$83,387	$97,934

Depreciation and amortization:
Domestic	$8,812	$8,887	$17,787	$17,969
International	5,080	3,389	9,969	6,936
Consolidated depreciation and amortization	$13,892	$12,276	$27,756	$24,905

Capital expenditures:
Domestic	$18,858	$12,872	$29,033	$24,474
International	5,737	3,398	9,790	6,573
Consolidated capital expenditures	$24,595	$16,270	$38,823	$31,047

	June 30, 2014	December 31, 2013
Total assets:
Domestic	$1,787,026	$1,747,572
International	484,758	474,565
Segment assets	2,271,784	2,222,137
Cash and cash equivalents	92,027	101,905
Consolidated total assets	$2,363,811	$2,324,042

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

Three Months Ended June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,187,130	$137,683	$(18,955)	$2,305,858
Cost of goods sold	—	1,978,815	63,299	(18,528)	2,023,586
Gross margin	—	208,315	74,384	(427)	282,272
Selling, general and administrative expenses	61	152,122	73,655	—	225,838
Acquisition-related and exit and realignment charges	—	3,886	3,707	—	7,593
Depreciation and amortization	2	8,790	5,100	—	13,892
Other operating income, net	—	(814)	(1,338)	—	(2,152)
Operating earnings (loss)	(63)	44,331	(6,740)	(427)	37,101
Interest expense (income), net	2,924	791	(373)	—	3,342
Income (loss) before income taxes	(2,987)	43,540	(6,367)	(427)	33,759
Income tax (benefit) provision	(1,200)	17,808	(2,725)	—	13,883
Equity in earnings of subsidiaries	21,663	—	—	(21,663)	—
Net income (loss)	19,876	25,732	(3,642)	(22,090)	19,876
Other comprehensive income (loss)	(443)	111	(570)	459	(443)
Comprehensive income (loss)	$19,433	$25,843	$(4,212)	$(21,631)	$19,433

Three Months Ended June 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,143,576	$104,259	$(11,758)	$2,236,077
Cost of goods sold	—	1,932,112	42,201	(11,667)	1,962,646
Gross margin	—	211,464	62,058	(91)	273,431
Selling, general and administrative expenses	221	152,387	59,940	—	212,548
Acquisition-related and exit and realignment charges	—	397	241	—	638
Depreciation and amortization	3	8,865	3,408	—	12,276
Other operating income, net	—	(1,498)	(583)	—	(2,081)
Operating earnings (loss)	(224)	51,313	(948)	(91)	50,050
Interest expense (income), net	5,154	(1,696)	(210)	—	3,248
Income (loss) before income taxes	(5,378)	53,009	(738)	(91)	46,802
Income tax (benefit) provision	(2,045)	20,594	(618)	(1)	17,930
Equity in earnings of subsidiaries	32,205	—	—	(32,205)	—
Net income (loss)	28,872	32,415	(120)	(32,295)	28,872
Other comprehensive income (loss)	1,880	209	1,682	(1,891)	1,880
Comprehensive income (loss)	$30,752	$32,624	$1,562	$(34,186)	$30,752

Six Months Ended June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$4,335,495	$257,558	$(30,814)	$4,562,239
Cost of goods sold	—	3,918,280	110,897	(30,406)	3,998,771
Gross margin	—	417,215	146,661	(408)	563,468
Selling, general and administrative expenses	14	306,372	145,062	—	451,448
Acquisition-related and exit and realignment charges	—	5,180	5,675	—	10,855
Depreciation and amortization	1	17,741	10,014	—	27,756
Other operating income, net	—	(7,877)	(2,101)	—	(9,978)
Operating earnings (loss)	(15)	95,799	(11,989)	(408)	83,387
Interest expense (income), net	5,399	2,034	(844)	—	6,589
Income (loss) before income taxes	(5,414)	93,765	(11,145)	(408)	76,798
Income tax (benefit) provision	(2,155)	37,994	(4,403)	—	31,436
Equity in earnings of subsidiaries	48,621	—	—	(48,621)	—
Net income (loss)	45,362	55,771	(6,742)	(49,029)	45,362
Other comprehensive income (loss)	122	218	(103)	(115)	122
Comprehensive income (loss)	$45,484	$55,989	$(6,845)	$(49,144)	$45,484

Six Months Ended June 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$4,298,290	$206,240	$(22,069)	$4,482,461
Cost of goods sold	—	3,868,204	83,483	(21,708)	3,929,979
Gross margin	—	430,086	122,757	(361)	552,482
Selling, general and administrative expenses	874	308,735	120,660	—	430,269
Acquisition-related and exit and realignment charges	—	1,259	1,389	—	2,648
Depreciation and amortization	7	17,924	6,974	—	24,905
Other operating income, net	—	(2,142)	(1,132)	—	(3,274)
Operating earnings (loss)	(881)	104,310	(5,134)	(361)	97,934
Interest expense (income), net	9,549	(2,585)	(518)	—	6,446
Income (loss) before income taxes	(10,430)	106,895	(4,616)	(361)	91,488
Income tax (benefit) provision	(4,007)	42,051	(1,526)	—	36,518
Equity in earnings of subsidiaries	61,393	—	—	(61,393)	—
Net income (loss)	54,970	64,844	(3,090)	(61,754)	54,970
Other comprehensive income (loss)	(5,752)	416	(6,146)	5,730	(5,752)
Comprehensive income (loss)	$49,218	$65,260	$(9,236)	$(56,024)	$49,218

June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$56,792	$13,098	$22,137	$—	$92,027
Accounts and notes receivable, net	—	467,878	80,241	(2,940)	545,179
Merchandise inventories	—	789,732	33,021	(1,871)	820,882
Other current assets	281	94,250	193,118	195	287,844
Total current assets	57,073	1,364,958	328,517	(4,616)	1,745,932
Property and equipment, net	—	102,897	104,243	—	207,140
Goodwill, net	—	247,271	28,704	—	275,975
Intangible assets, net	—	16,841	21,838	—	38,679
Due from O&M and subsidiaries	—	435,286	—	(435,286)	—
Advances to and investment in consolidated subsidiaries	1,582,217	—	—	(1,582,217)	—
Other assets, net	320	69,262	26,502	1	96,085
Total assets	$1,639,610	$2,236,515	$509,804	$(2,022,118)	$2,363,811
Liabilities and equity
Current liabilities
Accounts payable	$—	$650,725	$50,863	$(2,940)	$698,648
Accrued payroll and related liabilities	—	18,364	11,327	—	29,691
Deferred income taxes	—	38,818	133	—	38,951
Other accrued liabilities	5,938	87,285	157,792	—	251,015
Total current liabilities	5,938	795,192	220,115	(2,940)	1,018,305
Long-term debt, excluding current portion	203,165	6,759	9,174	—	219,098
Due to O&M and subsidiaries	399,122	—	36,825	(435,947)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	30,872	11,208	—	42,080
Other liabilities	—	48,114	4,829	—	52,943
Total liabilities	608,225	1,019,827	282,151	(577,777)	1,332,426
Equity
Common stock	126,133	—	1,500	(1,500)	126,133
Paid-in capital	199,019	242,024	258,047	(500,071)	199,019
Retained earnings (deficit)	696,543	980,988	(47,820)	(933,168)	696,543
Accumulated other comprehensive income (loss)	9,690	(6,324)	15,926	(9,602)	9,690
Total O&M shareholders’ equity	1,031,385	1,216,688	227,653	(1,444,341)	1,031,385
Noncontrolling Interest	—	—	—	—	—
Total equity	1,031,385	1,216,688	227,653	(1,444,341)	1,031,385
Total liabilities and equity	$1,639,610	$2,236,515	$509,804	$(2,022,118)	$2,363,811

December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$74,391	$2,012	$25,502	$—	$101,905
Accounts and notes receivable, net	—	496,310	79,722	(3,178)	572,854
Merchandise inventories	—	750,999	22,128	(1,464)	771,663
Other current assets	201	72,049	207,058	202	279,510
Total current assets	74,592	1,321,370	334,410	(4,440)	1,725,932
Property and equipment, net	2	96,500	95,459	—	191,961
Goodwill, net	—	247,271	28,168	—	275,439
Intangible assets, net	—	17,881	22,525	—	40,406
Due from O&M and subsidiaries	—	377,786	—	(377,786)	—
Advances to and investments in consolidated subsidiaries	1,533,294	—	—	(1,533,294)	—
Other assets, net	408	63,848	26,048	—	90,304
Total assets	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$—	$595,865	$51,185	$(3,178)	$643,872
Accrued payroll and related liabilities	—	12,792	10,504	—	23,296
Deferred income taxes	—	41,464	149	—	41,613
Other current liabilities	6,811	87,795	185,792	—	280,398
Total current liabilities	6,811	737,916	247,630	(3,178)	989,179
Long-term debt, excluding current portion	204,028	7,228	2,559	—	213,815
Due to O&M and subsidiaries	373,544	—	2,910	(376,454)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,173	11,554	—	43,727
Other liabilities	—	47,816	4,462	—	52,278
Total liabilities	584,383	964,023	269,115	(518,522)	1,298,999
Equity
Common stock	126,193	—	1,500	(1,500)	126,193
Paid-in capital	196,605	242,024	259,864	(501,888)	196,605
Retained earnings (deficit)	691,547	925,184	(41,029)	(884,155)	691,547
Accumulated other comprehensive income (loss)	9,568	(6,575)	16,030	(9,455)	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,023,913	1,160,633	236,365	(1,396,998)	1,023,913
Noncontrolling interest	—	—	1,130	—	1,130
Total equity	1,023,913	1,160,633	237,495	(1,396,998)	1,025,043
Total liabilities and equity	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042

Six Months Ended June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$45,362	$55,771	$(6,742)	$(49,029)	$45,362
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(48,621)	—	—	48,621	—
Depreciation and amortization	1	17,741	10,014	—	27,756
Share-based compensation expense	—	4,190	—	—	4,190
Provision for losses on accounts and notes receivable	—	146	188	—	334
Deferred income tax expense (benefit)	—	(4,117)	(1,034)	—	(5,151)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	28,286	428	(237)	28,477
Merchandise inventories	—	(38,733)	(10,248)	406	(48,575)
Accounts payable	—	54,860	(177)	239	54,922
Net change in other assets and liabilities	(952)	(15,272)	(16,541)	—	(32,765)
Other, net	(776)	(280)	(22)	—	(1,078)
Cash provided by (used for) operating activities	(4,986)	102,592	(24,134)	—	73,472
Investing activities:
Proceeds from the sale of investment		1,937			1,937
Additions to property and equipment	—	(16,777)	(8,880)	—	(25,657)
Additions to computer software and intangible assets	—	(12,256)	(910)	—	(13,166)
Proceeds from the sale of property and equipment	—	35	10	—	45
Cash used for investing activities	—	(27,061)	(9,780)	—	(36,841)
Financing activities:
Change in intercompany advances	28,847	(62,995)	34,148	—	—
Cash dividends paid	(31,564)	—	—	—	(31,564)
Repurchases of common stock	(9,448)	—	—	—	(9,448)
Excess tax benefits related to share-based compensation	444	—	—	—	444
Proceeds from exercise of stock options	1,180	—	—	—	1,180
Purchase of noncontrolling interest	—	—	(1,500)	—	(1,500)
Other, net	(2,072)	(1,450)	(919)	—	(4,441)
Cash provided by (used for) financing activities	(12,613)	(64,445)	31,729	—	(45,329)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,180)	—	(1,180)
Net increase (decrease) in cash and cash equivalents	(17,599)	11,086	(3,365)	—	(9,878)
Cash and cash equivalents at beginning of period	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of period	$56,792	$13,098	$22,137	$—	$92,027

Six months ended June 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$54,970	$64,844	$(3,090)	$(61,754)	$54,970
Adjustments to reconcile net income to cash provided by (used for) operating activities:					—
Equity in earnings of subsidiaries	(61,393)	—	—	61,393	—
Depreciation and amortization	7	17,924	6,974	—	24,905
Share-based compensation expense	—	3,449	—	—	3,449
Provision for losses on accounts and notes receivable	—	297	18	—	315
Deferred income tax expense	—	7,443	(1,666)	—	5,777
Changes in operating assets and liabilities:					—
Accounts and notes receivable	—	3,061	426	(1,698)	1,789
Merchandise inventories	—	(23,151)	(8,386)	361	(31,176)
Accounts payable	—	151,208	38,500	1,698	191,406
Net change in other assets and liabilities	636	(24,934)	(45,164)	—	(69,462)
Other, net	(809)	331	(2,316)	—	(2,794)
Cash provided by (used for) operating activities	(6,589)	200,472	(14,704)	—	179,179
Investing activities:
Additions to property and equipment	—	(12,640)	(3,581)	—	(16,221)
Additions to computer software and intangible assets	—	(11,816)	(3,010)	—	(14,826)
Proceeds from the sale of property and equipment	—	59	9	—	68
Cash used for investing activities	—	(24,397)	(6,582)	—	(30,979)
Financing activities:
Change in intercompany advances	143,569	(174,270)	30,701	—	—
Cash dividends paid	(30,411)	—	—	—	(30,411)
Repurchases of common stock	(8,297)	—	—	—	(8,297)
Excess tax benefits related to share-based compensation	550	—	—	—	550
Proceeds from exercise of stock options	4,195	—	—	—	4,195
Other, net	(2,510)	(1,364)	(1,293)	—	(5,167)
Cash provided by (used for) financing activities	107,096	(175,634)	29,408	—	(39,130)
Effect of exchange rate changes on cash and cash equivalents	—	—	868	—	868
Net (decrease) increase in cash and cash equivalents	100,507	441	8,990	—	109,938
Cash and cash equivalents at beginning of period	58,190	13,641	26,057	—	97,888
Cash and cash equivalents at end of period	$158,697	$14,082	$35,047	$—	$207,826

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

On May 28, 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management. GAAP and non-GAAP results discussed below for the six months ended June 30, 2014 include a recovery of $5.3 million recorded in other operating income, net related to the settlement of a direct purchaser anti-trust class action lawsuit.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2014	2013	2014	2013
Operating earnings, as reported (GAAP)	$37,101	$50,050	$83,387	$97,934
Acquisition-related and exit and realignment charges	7,593	638	10,855	2,648
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$44,694	$50,688	$94,242	$100,582
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	1.94%	2.27%	2.07%	2.24%
Net income, as reported (GAAP)	$19,876	$28,872	$45,362	$54,970
Acquisition-related and exit and realignment charges, net of tax	5,095	412	7,317	1,933
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$24,971	$29,284	$52,679	$56,903
Net income per diluted common share, as reported (GAAP)	$0.32	$0.46	$0.72	$0.87
Acquisition-related and exit and realignment charges, per diluted common share	0.08	—	0.12	0.03
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.40	$0.46	$0.84	$0.90

Adjusted EPS (non-GAAP) was $0.40 and $0.84 for the second quarter and first six months of 2014, $0.06 below the prior year for both periods. For the second quarter of 2014, Domestic segment operating earnings decreased from the prior year by $2.9 million to $48.3 million. The International segment had an operating loss of $3.6 million for the three months ended June 30, 2014 compared to a loss of $0.6 million for the comparable prior year period.
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
Acquisition-related charges were $3.5 million and $4.1 million for the three and six months ended June 30, 2014 compared to $0.2 million and $0.9 million for the same periods of 2013. Current year charges consist of transaction costs incurred to perform due diligence and analysis related to targeted acquisitions, as well as costs in Movianto to resolve certain contingencies with the former owner and finalize the transition of certain information technology and administrative functions. Exit and realignment charges of $4.1 million and $6.7 million for the three and six months ended June 30, 2014 are associated with optimizing our operations and include the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe, as well as other costs associated with our strategic organizational realignment. Similar charges in 2013 totaled $0.4 million and $1.8 million in the comparable periods. These charges have been tax effected in the preceding table using a blended income tax rate depending on the amount of charges incurred in different tax jurisdictions. Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges. More information about these charges is provided in Note 5 of Notes to Consolidated Financial Statements included in this quarterly report.
Acquisition Update. During the second quarter, we entered into a definitive agreement to acquire all outstanding shares of Medical Action Industries Inc. (Medical Action) for $13.80 per share in cash, representing a total transaction value of approximately $208 million, including assumed debt, net of cash. The transaction, which is expected to close in the fourth quarter of 2014, is subject to customary closing conditions, including Medical Action shareholder approval and regulatory clearances.
Results of Operations
Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$2,187,535	$2,143,691	$43,844	2.0%
International	118,323	92,386	25,937	28.1%
Net revenue	$2,305,858	$2,236,077	$69,781	3.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$4,336,451	$4,298,406	$38,045	0.9%
International	225,788	184,055	41,733	22.7%
Net revenue	$4,562,239	$4,482,461	$79,778	1.8%
Consolidated net revenue improved in our two segments for both the three and six months ended June 30, 2014. In the Domestic segment, the continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers in both periods when compared to prior year. Domestic segment growth rates are largely impacted by ongoing market trends including healthcare utilization rates. The increases in the International segment were a result of new buy/sell contracts and growth in fee-for-service business as well as positive impacts from foreign exchange. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.
Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$282,272	$273,431	$8,841	3.2%
As a % of net revenue	12.24%	12.23%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$563,468	$552,482	$10,986	2.0%
As a % of net revenue	12.35%	12.33%
The growth in fee-for-service activity drove the overall improvement in gross margin as the International segment showed $12.0 million and $23.4 million increases over the comparable prior year quarter and year to date periods. This was partially offset by declines in the Domestic segment gross margin mainly as a result of lower benefits from supplier price changes in the second quarter and year to date period of 2014 when compared to the prior year, as well as lower margins on new and renewed contracts.
Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
SG&A expenses	$225,838	$212,548	$13,290	6.3%
As a % of net revenue	9.79%	9.51%
Depreciation and amortization	$13,892	$12,276	$1,616	13.2%
Other operating income, net	$(2,152)	$(2,081)	$(71)	3.4%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
SG&A expenses	$451,448	$430,269	$21,179	4.9%
As a % of net revenue	9.90%	9.60%
Depreciation and amortization	$27,756	$24,905	$2,851	11.4%
Other operating income, net	$(9,978)	$(3,274)	$(6,704)	204.8%
Selling, general and administrative (SG&A) expenses include labor, warehousing, handling and delivery costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from the new customers.
International segment SG&A increased over the prior year for the three and six month periods ended June 30, 2014 by $14.0 million and $24.6 million, respectively, due mainly to increased salaries and delivery costs associated with higher fee-for-service activity as well as increased costs associated with integrating a significant new customer in the United Kingdom. These increases were partially offset by declines in the Domestic segment driven by cost benefits realized from our strategic initiatives to improve productivity and efficiency.
Depreciation and amortization expense increased for both periods primarily in the International segment due to increases in computer software amortization for assets placed in service and amortization from purchase price accounting adjustments.

Other operating income, net for the second quarter is comparable to the prior year. The increase in other operating income, net for the six month period ended June 30, 2014 is attributed primarily to the recovery of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit relating to the recovery of costs from purchases of medical devices over a multi-year period, as well as a gain on the sale of an investment and an increase in finance charge income.
Interest expense, net

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$3,342	$3,248	$94	2.9%
Effective interest rate	6.12%	6.00%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$6,589	$6,446	$143	2.2%
Effective interest rate	6.10%	6.00%
Interest expense is consistent with the prior year period.
Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax provision	$13,883	$17,930	$(4,047)	(22.6)%
Effective tax rate	41.1%	38.3%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax provision	$31,436	$36,518	$(5,082)	(13.9)%
Effective tax rate	40.9%	39.9%
The increase in the effective tax rate, including income taxes on acquisition-related and exit and realignment charges, increased from the prior year periods largely due to the impact of foreign taxes and the effect of certain acquisition-related costs which are not deductible for tax purposes.

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

	June 30, 2014	December 31, 2013	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$92,027	$101,905	$(9,878)	(9.7)%
Accounts and notes receivable, net of allowances	$545,179	$572,854	$(27,675)	(4.8)%
Consolidated DSO (1)	20.6	22.1
Merchandise inventories	$820,882	$771,663	$49,219	6.4%
Consolidated inventory turnover (2)	10.2	10.4
Accounts payable	$698,648	$643,872	$54,776	8.5%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold based on the quarter ended June 30, 2014 and December 31, 2013
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2014 and 2013:

(Dollars in thousands)	2014	2013
Net cash provided by (used for):
Operating activities	$73,472	$179,179
Investing activities	(36,841)	(30,979)
Financing activities	(45,329)	(39,130)
Effect of exchange rate changes	(1,180)	868
Increase (decrease) in cash and cash equivalents	$(9,878)	$109,938
Cash provided by operating activities was $73.5 million in the first six months of 2014, compared to $179.2 million in the same period of 2013. The decrease in cash from operating activities for the first six months of 2014 compared to the same period in 2013 was primarily due to routine changes in working capital including timing of payments.
Cash used for investing activities was $36.8 million in the first six months of 2014, compared to $31.0 million in the same period of 2013. Investing activities in 2014 and 2013 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash used for financing activities in the first six months of 2014 was $45.3 million, compared to $39.1 million used in the same period of 2013. During the first six months of 2014, we paid dividends of $31.6 million, repurchased common stock under a share repurchase program for $9.4 million of cash, received proceeds of $1.0 million from the exercise of stock options and purchased the noncontrolling interest in a subsidiary for $1.5 million.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. We have a five-year $350 million Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Credit Agreement). Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $150 million. The interest rate, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 17.5 and 42.5 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At June 30, 2014, we had no borrowings and letters of credit of approximately $5.0 million outstanding on the revolving credit facility, leaving $345.0 million available for borrowing.

We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. During the first six months of 2014, we had no borrowings or repayments under the credit facility. Based on our leverage ratio at June 30, 2014, the interest rate under the credit facility is LIBOR plus 1.375%. We have $200 million of senior notes outstanding, which mature in 2016 and bear interest at 6.35%, payable semi-annually on April 15 and October 15. The revolving credit facility and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with the debt covenants at June 30, 2014.
In the second quarter of 2014, we paid cash dividends on our outstanding common stock at the rate of $0.25 per share, which represents a 4% increase over the rate of $0.24 per share paid in the second quarter of 2013. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The timing of purchases and the number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. During the first six months of 2014, we repurchased approximately 0.3 million shares for $9.5 million under this program. The remaining amount authorized for repurchases under this program is $90.5 million at June 30, 2014.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $22.1 million and $22.2 million as of June 30, 2014 and December 31, 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2014.
Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	competitive pressures in the marketplace, including intense pricing pressure;

•	our ability to retain existing and attract new customers in a market characterized by significant customer consolidation and intense cost-containment initiatives;

•	our dependence on sales to certain customers or the loss or material reduction in purchases by key customers;

•	our dependence on distribution of product of certain suppliers;

•	our ability to successfully identify, manage or integrate acquisitions, including the management and integration of our acquisition of Movianto and our pending acquisition of Medical Action;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at June 30, 2014. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.94 per gallon in the first six months of 2014, an increase from $3.87 per gallon in the first six months of 2013. Based on our fuel consumption in the first six months of 2014, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $300,000 on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Through June 30, 2014, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Through June 30, 2014, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. For the three months ended June 30, 2014, we repurchased in open-market transactions and retired 0.1 million shares of our common stock for an aggregate of $4.5 million, or an average price per share of $33.70. The following table summarizes share repurchase activity by month during the three months ended June 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2014	—	$—	—	$95,000,018
May 2014	95,145	$33.25	95,145	$91,836,793
June 2014	39,286	$34.35	39,286	$90,487,451
Total	134,431		134,431

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	July 29, 2014	/s/ Craig R. Smith
Craig R. Smith
Chairman & Chief Executive Officer

Date:	July 29, 2014	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1
Agreement and Plan of Merger dated as of June 24, 2014 by and among Owens & Minor, Inc., Mongoose Merger Sub Inc. and Medical Action Industries Inc., (incorporated by reference to the Company's Current Report on Form 8-K, Exhibit 10.1, dated June 25, 2014)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document