Form 10-Q
period 2014-09-30
OWENS & MINOR INC/VA/
filed 2014-10-29
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 24, 2014, was 63,079,623 shares.

Table of Contents

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net revenue	$2,386,126	$2,270,547	$6,948,365	$6,753,008
Cost of goods sold	2,093,643	1,997,218	6,092,413	5,927,196
Gross margin	292,483	273,329	855,952	825,812
Selling, general and administrative expenses	231,377	211,344	682,825	641,613
Acquisition-related and exit and realignment charges	13,957	2,747	24,813	5,395
Depreciation and amortization	13,841	12,441	41,597	37,347
Other operating income, net	(2,069)	(2,418)	(12,046)	(5,693)
Operating earnings	35,377	49,215	118,763	147,150
Interest expense, net	4,304	3,389	10,893	9,835
Loss on early retirement of debt	14,890	—	14,890	—
Income before income taxes	16,183	45,826	92,980	137,315
Income tax provision	9,028	17,856	40,464	54,374
Net income	$7,155	$27,970	$52,516	$82,941
Net income per common share:
Basic	$0.11	$0.44	$0.84	$1.31
Diluted	$0.11	$0.44	$0.84	$1.31
Cash dividends per common share	$0.25	$0.24	$0.75	$0.72

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$7,155	$27,970	$52,516	$82,941
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2014 and $1,072 and $533 in 2013)	(16,796)	8,340	(16,899)	2,196
Change in unrecognized net periodic pension costs (net of income tax of $57 and $245 in 2014 and $134 and $400 in 2013)	132	208	351	625
Other (net of income tax of $56 and $72 in 2014 and $8 and $24 in 2013)	(133)	1	(127)	(24)
Total other comprehensive income (loss), net of tax	(16,797)	8,549	(16,675)	2,797
Comprehensive income (loss)	$(9,642)	$36,519	$35,841	$85,738

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2014	2013
Assets
Current assets
Cash and cash equivalents	$610,147	$101,905
Accounts and notes receivable, net of allowances of $15,067 and $15,030	590,140	572,854
Merchandise inventories	834,476	771,663
Other current assets	295,441	279,510
Total current assets	2,330,204	1,725,932
Property and equipment, net of accumulated depreciation of $157,331 and $137,526	203,955	191,961
Goodwill	274,533	275,439
Intangible assets, net	36,457	40,406
Other assets, net	98,749	90,304
Total assets	$2,943,898	$2,324,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$202,401	$2,428
Accounts payable	692,616	643,872
Accrued payroll and related liabilities	28,709	23,296
Deferred income taxes	39,406	41,613
Other accrued liabilities	315,581	277,970
Total current liabilities	1,278,713	989,179
Long-term debt, excluding current portion	563,882	213,815
Deferred income taxes	41,725	43,727
Other liabilities	52,054	52,278
Total liabilities	1,936,374	1,298,999
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Preferred stock, par value $100 per share, authorized - 10,000 shares, Series A Participating Cumulative Preferred Stock; none issued
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,080 shares and 63,096 shares	126,159	126,193
Paid-in capital	200,961	196,605
Retained earnings	687,511	691,547
Accumulated other comprehensive income (loss)	(7,107)	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,007,524	1,023,913
Noncontrolling interest	—	1,130
Total equity	1,007,524	1,025,043
Total liabilities and equity	$2,943,898	$2,324,042

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating activities:
Net income	$52,516	$82,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,597	37,347
Loss on early retirement of debt	14,890	—
Share-based compensation expense	6,136	5,162
Provision for losses on accounts and notes receivable	(356)	179
Deferred income tax (benefit) expense	(7,387)	8,424
Changes in operating assets and liabilities:
Accounts and notes receivable	(21,456)	(20,703)
Merchandise inventories	(63,883)	(23,690)
Accounts payable	54,634	93,950
Net change in other assets and liabilities	3,131	(21,285)
Other, net	1,322	(1,159)
Cash provided by operating activities	81,144	161,166
Investing activities:
Additions to property and equipment	(36,169)	(25,144)
Additions to computer software and intangible assets	(17,988)	(20,361)
Proceeds from sale of investment	1,937	—
Proceeds from sale of property and equipment	151	2,020
Cash used for investing activities	(52,069)	(43,485)
Financing activities:
Long-term debt borrowings	547,693	—
Cash dividends paid	(47,335)	(45,587)
Repurchases of common stock	(9,934)	(15,701)
Excess tax benefits related to share-based compensation	514	733
Proceeds from exercise of stock options	1,180	4,821
Purchase of noncontrolling interest	(1,500)	—
Debt issuance costs	(4,178)	—
Other, net	(5,671)	(6,769)
Cash provided by (used for) financing activities	480,769	(62,503)
Effect of exchange rate changes on cash and cash equivalents	(1,602)	723
Net increase in cash and cash equivalents	508,242	55,901
Cash and cash equivalents at beginning of period	101,905	97,888
Cash and cash equivalents at end of period	$610,147	$153,789
Supplemental disclosure of cash flow information:
Income taxes paid, net	$65,140	$51,567
Interest paid	$8,417	$7,926

See accompanying notes to consolidated financial statements.

Table of Contents

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				82,941			82,941
Other comprehensive income					2,797		2,797
Dividends declared ($0.72 per share)				(45,466)			(45,466)
Shares repurchased and retired	(471)	(942)		(14,758)			(15,700)
Share-based compensation expense, exercises and other	362	724	7,368				8,092
Balance September 30, 2013	63,162	$126,326	$194,762	$681,711	$2,391	$1,130	$1,006,320

Balance December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
Net income				52,516			52,516
Other comprehensive loss					(16,675)		(16,675)
Dividends declared ($0.75 per share)				(47,201)			(47,201)
Shares repurchased and retired	(291)	(583)		(9,351)			(9,934)
Share-based compensation expense, exercises and other	275	549	5,051				5,600
Purchase of noncontrolling interest			(695)			(1,130)	(1,825)
Balance September 30, 2014	63,080	$126,159	$200,961	$687,511	$(7,107)	$—	$1,007,524

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Basis of Presentation and Use of Estimates
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). During the second quarter of 2014, we purchased the remaining outside stockholder's interest in a consolidated subsidiary that was partially owned. Therefore we do not present a noncontrolling interest as a component of equity as of September 30, 2014. All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassification and Correction
Certain prior year amounts have been reclassified to conform to current year presentation. In addition, after completing a review of customer contracts in the International segment in the fourth quarter of 2013, we determined a net presentation of revenues for certain contracts is more representative of the customer arrangement. Certain amounts in the prior period statement of income were revised to reflect this net presentation of revenues. As a result, prior year net revenue and cost of goods sold each decreased by $34.1 million for the three month period and $94.0 million for the nine month period ended September 30, 2013. The change did not affect cash flows, gross margin, operating earnings or net income in 2013.
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
Note 3—Financing Receivables and Payables
At September 30, 2014 and December 31, 2013, we had financing receivables of $186.8 million and $198.5 million and related payables of $163.4 million and $165.3 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through September 30, 2014:

	Domestic Segment	International Segment	Total
Carrying amount of goodwill, December 31, 2013	$248,498	$26,941	$275,439
Currency translation adjustments	—	(906)	(906)
Carrying amount of goodwill, September 30, 2014	$248,498	$26,035	$274,533

Intangible assets at September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$50,995	$3,805	$51,544	$3,933
Accumulated amortization	(17,706)	(636)	(14,281)	(790)
Net intangible assets	$33,289	$3,169	$37,263	$3,143
At September 30, 2014, $16.3 million in net intangible assets were held in the Domestic segment and $20.1 million were held in the International segment. Amortization expense for intangible assets was $1.1 million and $0.7 million for the three months ended September 30, 2014 and 2013 and $3.4 million and $2.7 million for the nine months ended September 30, 2014 and 2013.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $1.1 million for the remainder of 2014, $4.9 million for 2015, $5.0 million for 2016, $4.8 million for 2017, $4.1 million for 2018 and $3.9 million for 2019.
Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which include the closure and consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include other costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes.
Exit and realignment charges by segment for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Domestic segment	$4,654	$1,856	$8,250	$3,162
International segment	4,738	235	7,869	685
Total exit and realignment charges	$9,392	$2,091	$16,119	$3,847

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2014 and 2013:

	Lease Obligations	Severance	Total
Accrued exit and realignment costs, December 31, 2013	$2,434	$475	$2,909
Provision for exit and realignment activities	532	807	1,339
Cash payments, net of sublease income	(411)	(327)	(738)
Accrued exit and realignment costs, March 31, 2014	2,555	955	3,510
Provision for exit and realignment activities	6	2,236	2,242
Cash payments, net of sublease income	(383)	(1,095)	(1,478)
Accrued exit and realignment costs, June 30, 2014	2,178	2,096	4,274
Provision for exit and realignment activities	912	2,215	3,127
Cash payments, net of sublease income	(867)	(460)	(1,327)
Accrued exit and realignment costs, September 30, 2014	$2,223	$3,851	$6,074

Accrued exit and realignment costs, December 31, 2012	$5,098	$1,116	$6,214
Provision for exit and realignment activities	538	3	541
Cash payments, net of sublease income	(4,844)	(147)	(4,991)
Accrued exit and realignment costs, March 31, 2013	792	972	1,764
Cash payments, net of sublease income	(118)	(137)	(255)
Accrued exit and realignment costs, June 30, 2013	674	835	1,509
Provision for exit and realignment activities	648	76	724
Change in estimate	—	(79)	(79)
Cash payments, net of sublease income	(463)	(105)	(568)
Accrued exit and realignment costs, September 30, 2013	$859	$727	$1,586
In addition to the exit and realignment accruals in the preceding table, we also incurred $6.3 million and $9.4 million of costs that were expensed as incurred for the three and nine months ended September 30, 2014, including $3.1 million and $4.3 million in other facility costs and asset write-downs, $0.6 million and $1.4 million in labor costs, $1.2 million and $1.3 million in professional fees, $0.7 million and $0.9 million in information systems costs and $0.7 million and $1.5 million in other costs.
We incurred $1.4 million and $2.5 million of costs that were expensed as incurred for the three and nine months ended September 30, 2013, including $0.7 million and $1.4 million in staff and labor costs and $0.7 million and $1.1 million in other facility costs and asset write-downs.
We expect additional charges of approximately $12.0 million over the remainder of 2014 for activities initiated in the Domestic and International segments through September 30, 2014.

Note 6—Retirement Plan
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$60	$24	$136	$89
Interest cost	482	414	1,446	1,241
Recognized net actuarial loss	204	341	612	1,024
Net periodic benefit cost	$746	$779	$2,194	$2,354
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.2 million for the three months ended September 30, 2014 and 2013 and $1.4 million and $0.7 million for the nine months ended September 30, 2014 and 2013.

Note 7—Debt
Debt consists of the following:

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $200 million par value, maturing April 2016	$200,000	$217,352	$204,028	$218,750
3.875% Senior Notes, $275 million par value, maturing September 2021	273,732	274,973	—	—
4.375% Senior Notes, $275 million par value, maturing December 2024	273,961	276,430	—	—
Capital leases	18,590	18,590	12,215	12,215
Total debt	766,283	787,345	216,243	230,965
Less current maturities	(202,401)	(219,753)	(2,428)	(2,428)
Long-term debt	$563,882	$567,592	$213,815	$228,537

On September 16, 2014, we issued $275 million of 3.875% senior notes due September 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due December 2024 (the “2024 Notes”). The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. Interest on the 2021 Notes and 2024 Notes is payable semiannually in arrears, commencing on March 15, 2015 and December 15, 2014, respectively. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 25-30 basis points. We are deferring and amortizing over the respective terms $4.2 million in costs incurred through September 30, 2014 in connection with the issuance of the 2021 Notes and the 2024 Notes.
On October 16, 2014, we used a portion of the net proceeds from the 2021 Notes and the 2024 Notes to fund the early retirement of all of our $200 million of 6.35% senior notes due in 2016 (2016 Notes), which included the payment of a $17.4 million redemption premium. We recorded a net loss on the early retirement of our 2016 Notes of $14.9 million, which includes the redemption premium offset by the recognition of a gain on previously settled interest rate swaps. The 2016 Notes are reflected in current portion of long-term debt at September 30, 2014.
On September 17, 2014, we amended our existing Credit Agreement, increasing our borrowing capacity from $350 million to $450 million and extending the term through September 2019 (the Amended Credit Agreement). Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2014, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445.0 million available for borrowing. We also have a $1.3 million and $1.5 million letter of credit outstanding as of September 30, 2014 and December 31, 2013, which supports our facilities leased in Europe.
Note 8—Income Taxes
The effective tax rate was 55.8% and 43.5% for the three and nine months ended September 30, 2014, compared to 39.0% and 39.6% in the same periods of 2013. The change in rate is mainly due to the impact of foreign taxes and the effect of certain acquisition-related costs which are not deductible for tax purposes. The liability for unrecognized tax benefits was $5.0 million at September 30, 2014, and $4.6 million at December 31, 2013. Included in the liability at September 30, 2014 were $3.8 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 9—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$7,155	$27,970	$52,516	$82,941
Less: income allocated to unvested restricted shares	(150)	(186)	(453)	(541)
Net income attributable to common shareholders - basic	7,005	27,784	52,063	82,400
Add: undistributed income attributable to unvested restricted shares - basic	—	59	26	185
Less: undistributed income attributable to unvested restricted shares - diluted	—	(59)	(26)	(185)
Net income attributable to common shareholders - diluted	$7,005	$27,784	$52,063	$82,400
Denominator:
Weighted average shares outstanding - basic	62,175	62,605	62,238	62,678
Dilutive shares - stock options	4	26	7	41
Weighted average shares outstanding - diluted	62,179	62,631	62,245	62,719
Net income per share attributable to common shareholders:
Basic	$0.11	$0.44	$0.84	$1.31
Diluted	$0.11	$0.44	$0.84	$1.31
Note 10—Shareholders’ Equity
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. During the nine months ended September 30, 2014, we repurchased in open-market transactions and retired approximately 0.3 million shares of our common stock for an aggregate of $9.9 million, or an average price per share of $34.31. As of September 30, 2014, we have approximately $90.1 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 11—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014 and 2013:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), June 30, 2014	$(6,260)	$15,789	$161	$9,690
Other comprehensive income (loss) before reclassifications	—	(16,796)	(44)	(16,840)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(16,796)	(44)	(16,840)
Amounts reclassified from accumulated other comprehensive income (loss)	189	—	(145)	44
Income tax	(57)	—	56	(1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	132	—	(89)	43
Other comprehensive income (loss)	132	(16,796)	(133)	(16,797)
Accumulated other comprehensive income (loss), September 30, 2014	$(6,128)	$(1,007)	$28	$(7,107)

Accumulated other comprehensive income (loss), June 30, 2013	$(9,901)	$3,605	$138	$(6,158)
Other comprehensive income (loss) before reclassifications	—	9,412	14	9,426
Income tax	—	(1,072)	—	(1,072)
Other comprehensive income (loss) before reclassifications, net of tax	—	8,340	14	8,354
Amounts reclassified from accumulated other comprehensive income (loss)	342	—	(21)	321
Income tax	(134)	—	8	(126)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	208	—	(13)	195
Other comprehensive income (loss)	208	8,340	1	8,549
Accumulated other comprehensive income (loss), September 30, 2013	$(9,693)	$11,945	$139	$2,391

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	—	(16,899)	(14)	(16,913)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(16,899)	(14)	(16,913)
Amounts reclassified from accumulated other comprehensive income (loss)	596	—	(185)	411
Income tax	(245)	—	72	(173)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	351	—	(113)	238
Other comprehensive income (loss)	351	(16,899)	(127)	(16,675)
Accumulated other comprehensive income (loss), September 30, 2014	$(6,128)	$(1,007)	$28	$(7,107)

Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	—	2,729	14	2,743
Income tax	—	(533)	—	(533)
Other comprehensive income (loss) before reclassifications, net of tax	—	2,196	14	2,210
Amounts reclassified from accumulated other comprehensive income (loss)	1,025	—	(62)	963
Income tax	(400)	—	24	(376)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	625	—	(38)	587
Other comprehensive income (loss)	625	2,196	(24)	2,797
Accumulated other comprehensive income (loss), September 30, 2013	$(9,693)	$11,945	$139	$2,391
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three and nine months ended September 30, 2014, we reclassified $0.2 million and $0.6 million of actuarial net losses. For the three and nine months ended September 30, 2013, we reclassified $0.3 million and $1.0 million of actuarial net losses.
Note 12—Commitments and Contingencies
We have contractual obligations that are required to be paid to customers in the event that certain contractual performance targets are not achieved as of specified dates, generally within 36 months from inception of the contract. These contingent obligations totaled $0.9 million as of September 30, 2014. If none of the performance targets are met as of the specified dates, and customers have met their contractual commitments, payment will be due as follows: 2014 - $0.7 million; 2015 - $0.1 million; 2016 -$0.1 million. None of these contingent obligations were accrued at September 30, 2014, as we do not consider any of them probable. We deferred the recognition of fees that are contingent upon our future performance under the terms of these contracts. As of September 30, 2014, $0.9 million of deferred revenue related to outstanding contractual performance targets was included in other current liabilities.
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

We are in discussions with a customer in our International Segment to resolve a dispute related to services provided.  In the event we are unable to resolve this dispute, we may choose to terminate this relationship in which case we could potentially incur costs including but not limited to facility closures, personnel, transportation and/or other contract termination costs. We have outstanding accounts receivable totaling approximately $14.7 million at September 30, 2014 related to services provided to this customer.  The outcome of these discussions or the impact on financial results is not known at this time; however, we do not believe that loss with respect to this issue is probable.
During September 2014, we entered into a definitive agreement to acquire ArcRoyal, a privately held surgical kitting company based in Ireland. The transaction is expected to close in the fourth quarter of 2014.
Note 13—Segment Information
We evaluate the performance of our segments based on the operating earnings of the segments, excluding acquisition-related and exit and realignment charges.
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue:
Domestic	$2,262,081	$2,175,663	$6,598,531	$6,474,069
International	124,045	94,884	349,834	278,939
Consolidated net revenue	$2,386,126	$2,270,547	$6,948,365	$6,753,008

Operating earnings (loss):
Domestic	$50,797	$51,213	$151,849	$155,364
International	(1,463)	749	(8,273)	(2,819)
Acquisition-related and exit and realignment charges	(13,957)	(2,747)	(24,813)	(5,395)
Consolidated operating earnings	$35,377	$49,215	$118,763	$147,150

Depreciation and amortization:
Domestic	$8,986	$8,805	$26,772	$26,775
International	4,855	3,636	14,825	10,572
Consolidated depreciation and amortization	$13,841	$12,441	$41,597	$37,347

Capital expenditures:
Domestic	$11,077	$10,032	$40,110	$34,506
International	4,257	4,426	14,047	10,999
Consolidated capital expenditures	$15,334	$14,458	$54,157	$45,505

	September 30, 2014	December 31, 2013
Total assets:
Domestic	$1,834,169	$1,747,572
International	499,582	474,565
Segment assets	2,333,751	2,222,137
Cash and cash equivalents	610,147	101,905
Consolidated total assets	$2,943,898	$2,324,042

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

Three Months Ended September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,261,448	$141,086	$(16,408)	$2,386,126
Cost of goods sold	—	2,047,328	62,850	(16,535)	2,093,643
Gross margin	—	214,120	78,236	127	292,483
Selling, general and administrative expenses	25	155,950	75,402	—	231,377
Acquisition-related and exit and realignment charges	—	7,893	6,064	—	13,957
Depreciation and amortization	—	8,966	4,875	—	13,841
Other operating income, net	—	(1,167)	(1,235)	333	(2,069)
Operating earnings (loss)	(25)	42,478	(6,870)	(206)	35,377
Interest expense (income), net	3,925	1,002	(623)	—	4,304
Loss on early retirement of debt	14,890	—	—	—	14,890
Income (loss) before income taxes	(18,840)	41,476	(6,247)	(206)	16,183
Income tax (benefit) provision	(7,144)	16,463	(291)	—	9,028
Equity in earnings of subsidiaries	18,851	—	—	(18,851)	—
Net income (loss)	7,155	25,013	(5,956)	(19,057)	7,155
Other comprehensive income (loss)	(16,797)	131	(16,795)	16,664	(16,797)
Comprehensive income (loss)	$(9,642)	$25,144	$(22,751)	$(2,393)	$(9,642)

Three Months Ended September 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,175,663	$106,784	$(11,900)	$2,270,547
Cost of goods sold	—	1,965,696	43,238	(11,716)	1,997,218
Gross margin	—	209,967	63,546	(184)	273,329
Selling, general and administrative expenses	264	151,107	59,973	—	211,344
Acquisition-related and exit and realignment charges	—	1,856	891	—	2,747
Depreciation and amortization	3	8,780	3,658	—	12,441
Other operating income, net	—	(1,454)	(964)	—	(2,418)
Operating earnings (loss)	(267)	49,678	(12)	(184)	49,215
Interest expense (income), net	5,791	(2,364)	(38)	—	3,389
Income (loss) before income taxes	(6,058)	52,042	26	(184)	45,826
Income tax (benefit) provision	(2,319)	20,694	(519)	—	17,856
Equity in earnings of subsidiaries	31,709	—	—	(31,709)	—
Net income (loss)	27,970	31,348	545	(31,893)	27,970
Other comprehensive income (loss)	8,549	207	8,341	(8,548)	8,549
Comprehensive income (loss)	$36,519	$31,555	$8,886	$(40,441)	$36,519

Nine Months Ended September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,596,941	$398,646	$(47,222)	$6,948,365
Cost of goods sold	—	5,965,607	173,747	(46,941)	6,092,413
Gross margin	—	631,334	224,899	(281)	855,952
Selling, general and administrative expenses	36	462,325	220,464	—	682,825
Acquisition-related and exit and realignment charges	—	13,074	11,739	—	24,813
Depreciation and amortization	2	26,703	14,892	—	41,597
Other operating income, net	—	(9,043)	(3,336)	333	(12,046)
Operating earnings (loss)	(38)	138,275	(18,860)	(614)	118,763
Interest expense (income), net	9,328	3,502	(1,937)	—	10,893
Loss on early retirement of debt	14,890	—	—	—	14,890
Income (loss) before income taxes	(24,256)	134,773	(16,923)	(614)	92,980
Income tax (benefit) provision	(9,299)	53,989	(4,226)	—	40,464
Equity in earnings of subsidiaries	67,473	—	—	(67,473)	—
Net income (loss)	52,516	80,784	(12,697)	(68,087)	52,516
Other comprehensive income (loss)	(16,675)	350	(16,898)	16,548	(16,675)
Comprehensive income (loss)	$35,841	$81,134	$(29,595)	$(51,539)	$35,841

Nine Months Ended September 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,473,954	$313,023	$(33,969)	$6,753,008
Cost of goods sold	—	5,833,900	126,720	(33,424)	5,927,196
Gross margin	—	640,054	186,303	(545)	825,812
Selling, general and administrative expenses	1,138	459,780	180,695	—	641,613
Acquisition-related and exit and realignment charges	—	3,116	2,279	—	5,395
Depreciation and amortization	10	26,705	10,632	—	37,347
Other operating income, net	—	(3,597)	(2,096)	—	(5,693)
Operating earnings (loss)	(1,148)	154,050	(5,207)	(545)	147,150
Interest expense (income), net	15,340	(5,096)	(409)	—	9,835
Income (loss) before income taxes	(16,488)	159,146	(4,798)	(545)	137,315
Income tax (benefit) provision	(6,327)	62,758	(2,057)	—	54,374
Equity in earnings of subsidiaries	93,102	—	—	(93,102)	—
Net income (loss)	82,941	96,388	(2,741)	(93,647)	82,941
Other comprehensive income (loss)	2,797	623	2,195	(2,818)	2,797
Comprehensive income (loss)	$85,738	$97,011	$(546)	$(96,465)	$85,738

September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$563,559	$32,924	$13,664	$—	$610,147
Accounts and notes receivable, net	—	496,444	97,325	(3,629)	590,140
Merchandise inventories	—	804,409	31,811	(1,744)	834,476
Other current assets	253	91,582	204,901	(1,295)	295,441
Total current assets	563,812	1,425,359	347,701	(6,668)	2,330,204
Property and equipment, net	—	105,689	98,266	—	203,955
Goodwill	—	247,271	27,262	—	274,533
Intangible assets, net	—	16,323	20,134	—	36,457
Due from O&M and subsidiaries	—	409,280	—	(409,280)	—
Advances to and investment in consolidated subsidiaries	1,587,331	—	—	(1,587,331)	—
Other assets, net	4,178	68,606	25,965	—	98,749
Total assets	$2,155,321	$2,272,528	$519,328	$(2,003,279)	$2,943,898
Liabilities and equity
Current liabilities
Current portion of long-term debt	$200,000	$2,401	$—	$—	$202,401
Accounts payable	6	649,274	46,965	(3,629)	692,616
Accrued payroll and related liabilities	—	17,033	11,676	—	28,709
Deferred income taxes	—	39,277	129	—	39,406
Other accrued liabilities	26,776	98,147	192,150	(1,492)	315,581
Total current liabilities	226,782	806,132	250,920	(5,121)	1,278,713
Long-term debt, excluding current portion	547,765	6,517	9,600	—	563,882
Due to O&M and subsidiaries	373,250	—	36,002	(409,252)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	31,158	10,567	—	41,725
Other liabilities	—	48,179	3,875	—	52,054
Total liabilities	1,147,797	1,030,876	310,964	(553,263)	1,936,374
Equity
Common stock	126,159	—	1,500	(1,500)	126,159
Paid-in capital	200,961	241,878	261,519	(503,397)	200,961
Retained earnings (deficit)	687,511	1,006,001	(53,775)	(952,226)	687,511
Accumulated other comprehensive income (loss)	(7,107)	(6,227)	(880)	7,107	(7,107)
Total equity	1,007,524	1,241,652	208,364	(1,450,016)	1,007,524
Total liabilities and equity	$2,155,321	$2,272,528	$519,328	$(2,003,279)	$2,943,898

December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$74,391	$2,012	$25,502	$—	$101,905
Accounts and notes receivable, net	—	496,310	79,722	(3,178)	572,854
Merchandise inventories	—	750,999	22,128	(1,464)	771,663
Other current assets	201	72,049	207,058	202	279,510
Total current assets	74,592	1,321,370	334,410	(4,440)	1,725,932
Property and equipment, net	2	96,500	95,459	—	191,961
Goodwill	—	247,271	28,168	—	275,439
Intangible assets, net	—	17,881	22,525	—	40,406
Due from O&M and subsidiaries	—	377,786	—	(377,786)	—
Advances to and investments in consolidated subsidiaries	1,533,294	—	—	(1,533,294)	—
Other assets, net	408	63,848	26,048	—	90,304
Total assets	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042
Liabilities and equity
Current liabilities
Current portion of long-term debt	$—	$2,428	$—	$—	$2,428
Accounts payable	—	595,865	51,185	(3,178)	643,872
Accrued payroll and related liabilities	—	12,792	10,504	—	23,296
Deferred income taxes	—	41,464	149	—	41,613
Other accrued liabilities	6,811	85,367	185,792	—	277,970
Total current liabilities	6,811	737,916	247,630	(3,178)	989,179
Long-term debt, excluding current portion	204,028	7,228	2,559	—	213,815
Due to O&M and subsidiaries	373,544	—	2,910	(376,454)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,173	11,554	—	43,727
Other liabilities	—	47,816	4,462	—	52,278
Total liabilities	584,383	964,023	269,115	(518,522)	1,298,999
Equity					—
Common stock	126,193	—	1,500	(1,500)	126,193
Paid-in capital	196,605	242,024	259,864	(501,888)	196,605
Retained earnings (deficit)	691,547	925,184	(41,029)	(884,155)	691,547
Accumulated other comprehensive income (loss)	9,568	(6,575)	16,030	(9,455)	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,023,913	1,160,633	236,365	(1,396,998)	1,023,913
Noncontrolling interest	—	—	1,130	—	1,130
Total equity	1,023,913	1,160,633	237,495	(1,396,998)	1,025,043
Total liabilities and equity	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042

Nine Months Ended September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$52,516	$80,784	$(12,697)	$(68,087)	$52,516
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(67,473)	—	—	67,473	—
Depreciation and amortization	2	26,703	14,892	—	41,597
Loss on early retirement of debt	14,890	—	—	—	14,890
Share-based compensation expense	—	6,136	—	—	6,136
Provision for losses on accounts and notes receivable	—	146	(502)	—	(356)
Deferred income tax expense (benefit)	—	(3,470)	(3,917)	—	(7,387)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(280)	(21,628)	452	(21,456)
Merchandise inventories	—	(53,410)	(10,752)	279	(63,883)
Accounts payable	6	53,409	174	1,045	54,634
Net change in other assets and liabilities	2,562	(1,907)	3,638	(1,162)	3,131
Other, net	(1,162)	(98)	2,582	—	1,322
Cash provided by (used for) operating activities	1,341	108,013	(28,210)	—	81,144
Investing activities:
Additions to property and equipment	—	(24,662)	(11,507)	—	(36,169)
Additions to computer software and intangible assets	—	(15,448)	(2,540)	—	(17,988)
Proceeds from the sale of investment	—	1,937	—	—	1,937
Proceeds from the sale of property and equipment	—	137	14	—	151
Cash used for investing activities	—	(38,036)	(14,033)	—	(52,069)
Financing activities:
Long-term borrowings	547,693	—	—	—	547,693
Change in intercompany advances	2,024	(36,874)	34,850	—	—
Cash dividends paid	(47,335)	—	—	—	(47,335)
Repurchases of common stock	(9,934)	—	—	—	(9,934)
Excess tax benefits related to share-based compensation	514	—	—	—	514
Proceeds from exercise of stock options	1,180	—	—	—	1,180
Purchase of noncontrolling interest	—	—	(1,500)	—	(1,500)
Debt issuance costs	(4,178)	—	—	—	(4,178)
Other, net	(2,137)	(2,191)	(1,343)	—	(5,671)
Cash provided by (used for) financing activities	487,827	(39,065)	32,007	—	480,769
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,602)	—	(1,602)
Net increase (decrease) in cash and cash equivalents	489,168	30,912	(11,838)	—	508,242
Cash and cash equivalents at beginning of period	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of period	$563,559	$32,924	$13,664	$—	$610,147

Nine Months Ended September 30, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$82,941	$96,388	$(2,741)	$(93,647)	$82,941
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(93,102)	—	—	93,102	—
Depreciation and amortization	10	26,705	10,632	—	37,347
Share-based compensation expense	—	5,162	—	—	5,162
Provision for losses on accounts and notes receivable	—	110	69	—	179
Deferred income tax expense	—	11,649	(3,225)	—	8,424
Changes in operating assets and liabilities:					—
Accounts and notes receivable	—	449	(18,493)	(2,659)	(20,703)
Merchandise inventories	—	(15,068)	(9,166)	544	(23,690)
Accounts payable	—	79,994	11,296	2,660	93,950
Net change in other assets and liabilities	5,264	(21,493)	(5,056)	—	(21,285)
Other, net	972	466	(2,597)	—	(1,159)
Cash provided by (used for) operating activities	(3,915)	184,362	(19,281)	—	161,166
Investing activities:
Additions to property and equipment	—	(18,972)	(6,172)	—	(25,144)
Additions to computer software and intangible assets	—	(15,534)	(4,827)	—	(20,361)
Proceeds from the sale of property and equipment	—	1,829	191	—	2,020
Cash used for investing activities	—	(32,677)	(10,808)	—	(43,485)
Financing activities:
Change in intercompany advances	114,145	(148,109)	33,964	—	—
Cash dividends paid	(45,587)	—	—	—	(45,587)
Repurchases of common stock	(15,701)	—	—	—	(15,701)
Excess tax benefits related to share-based compensation	733	—	—	—	733
Proceeds from exercise of stock options	4,821	—	—	—	4,821
Other, net	(2,526)	(1,999)	(2,244)	—	(6,769)
Cash provided by (used for) financing activities	55,885	(150,108)	31,720	—	(62,503)
Effect of exchange rate changes on cash and cash equivalents	—	—	723	—	723
Net (decrease) increase in cash and cash equivalents	51,970	1,577	2,354	—	55,901
Cash and cash equivalents at beginning of period	58,190	13,641	26,057	—	97,888
Cash and cash equivalents at end of period	$110,160	$15,218	$28,411	$—	$153,789

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

Note 16—Subsequent Events
On October 1, 2014, we completed the acquisition of Medical Action Industries Inc., (Medical Action or MAI), under the definitive agreement signed June 24, 2014. MAI is a leading producer of surgical kits and procedure trays, which will enable an expansion of our capabilities in the assembly of kits, packs and trays for the healthcare market. Under terms of the definitive agreement, we acquired all outstanding shares of MAI for $13.80 per share in cash, representing a total transaction value of approximately $207 million, including assumed debt, net of cash acquired. The initial allocation of purchase price to assets and liabilities acquired is not yet complete. We do not expect the acquisition to have a material effect on operational results for 2014.
On October 16, 2014 we redeemed in full our 2016 Senior Notes for $217 million in cash. See Note 7-Debt for more information.

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
Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management. GAAP and non-GAAP results discussed below for the nine months ended September 30, 2014 include a recovery of $5.3 million recorded in other operating income, net related to the settlement of a direct purchaser anti-trust class action lawsuit.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2014	2013	2014	2013
Operating earnings, as reported (GAAP)	$35,377	$49,215	$118,763	$147,150
Acquisition-related and exit and realignment charges	13,957	2,747	24,813	5,395
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$49,334	$51,962	$143,576	$152,545
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.07%	2.29%	2.07%	2.26%
Net income, as reported (GAAP)	$7,155	$27,970	$52,516	$82,941
Acquisition-related and exit and realignment charges, net of tax	10,297	1,899	17,614	3,832
Loss on early retirement of debt, net of tax	9,092	—	9,092	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$26,544	$29,869	$79,222	$86,773
Net income per diluted common share, as reported (GAAP)	$0.11	$0.44	$0.84	$1.31
Acquisition-related and exit and realignment charges and loss on early retirement of debt, per diluted common share	0.31	0.03	0.42	0.06
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.42	$0.47	$1.26	$1.37
Adjusted EPS (non-GAAP) was $0.42 and $1.26 for the third quarter and first nine months of 2014, compared to $0.47 and $1.37 for the same periods in 2013. For the third quarter, Domestic segment operating earnings declined by $0.4 million and International segment operating earnings declined by $2.2 million compared to the prior year. On a year to date basis, operating earnings in the Domestic segment were $152 million while the International segment incurred a loss of $8.3 million, which reflected declines from prior year of $3.5 million and $5.4 million, respectively.
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
The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth above should be carefully evaluated. The following items have been excluded in our non-GAAP financial measures.
Acquisition-related charges were $4.6 million and $8.7 million for the three and nine months ended September 30, 2014 compared to $0.7 million and $1.5 million for the same periods of 2013. Current year charges consist primarily of transaction costs incurred to perform due diligence and analysis related to acquisitions described below, as well as costs in Movianto to resolve certain issues and claims with the former owner and to transition certain information technology functions.
Exit and realignment charges of $9.3 million and $16.1 million for the three and nine months ended September 30, 2014 were associated with optimizing our operations and include the closure and consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include other costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes. Similar charges in 2013 totaled $2.1 million and $3.8 million in the comparable periods.
In September 2014, we issued an irrevocable election to redeem our 2016 Senior Notes. As a result, we accrued a $14.9 million loss (pretax) on early retirement of debt which includes the redemption premium on the notes of $17.4 million offset by the unamortized gain on previously settled interest rate swaps. The repayment occurred on October 16, 2014.

Unless otherwise stated, our analysis hereinafter excludes acquisition-related and exit and realignment charges and the loss on early retirement of debt. These charges have been tax effected in the preceding table using a blended income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes. More information about these charges is provided in the Notes to Consolidated Financial Statements included in this quarterly report.
Acquisition Update. On October 1, 2014, we completed the acquisition of Medical Action under the definitive agreement signed June 24, 2014. MAI is a leading producer of surgical kits and procedure trays, which will enable an expansion of our capabilities in the assembly of kits, packs and trays for the healthcare market. Under terms of the definitive agreement, we acquired all outstanding shares of MAI for $13.80 per share in cash, representing a total transaction value of approximately $207 million, including assumed debt, net of cash acquired.
In September 2014, we entered into a definitive agreement to acquire ArcRoyal, a privately held surgical kitting company based in Ireland. The transaction will expand our capabilities in the assembly of kits, packs and trays in the European healthcare market and is highly complementary to the capabilities acquired with MAI. The transaction is expected to close in fourth quarter of 2014.
Results of Operations
Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$2,262,081	$2,175,663	$86,418	4.0%
International	124,045	94,884	29,161	30.7%
Net revenue	$2,386,126	$2,270,547	$115,579	5.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$6,598,531	$6,474,069	$124,462	1.9%
International	349,834	278,939	70,895	25.4%
Net revenue	$6,948,365	$6,753,008	$195,357	2.9%
Consolidated net revenue improved in our two segments for both the three and nine months ended September 30, 2014. In the Domestic segment, the continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers in both periods when compared to prior year. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The increases in the International segment were a result of new buy/sell contracts and growth in fee-for-service business as well as positive impacts from foreign exchange. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.
Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$292,483	$273,329	$19,154	7.0%
As a % of net revenue	12.26%	12.04%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$855,952	$825,812	$30,140	3.6%
As a % of net revenue	12.32%	12.23%
The growth in fee-for-service activity drove the overall improvement in gross margin as the International segment showed $14.5 million and $37.9 million in increases over the comparable prior year quarter and nine month periods. Domestic segment gross margin for the quarter benefitted from manufacturer product price changes and higher customer margin from increased sales volume. On a year to date basis, however, this improvement did not offset the decline in margins on new and renewed customer contracts and the unfavorable impact of product price changes for the nine month period when compared to 2013.
Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
SG&A expenses	$231,377	$211,344	$20,033	9.5%
As a % of net revenue	9.70%	9.31%
Depreciation and amortization	$13,841	$12,441	$1,400	11.3%
Other operating income, net	$(2,069)	$(2,418)	$349	(14.4)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
SG&A expenses	$682,825	$641,613	$41,212	6.4%
As a % of net revenue	9.83%	9.50%
Depreciation and amortization	$41,597	$37,347	$4,250	11.4%
Other operating income, net	$(12,046)	$(5,693)	$(6,353)	111.6%
Selling, general and administrative (SG&A) expenses include labor, warehousing, handling and delivery costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from the new customers.
International segment SG&A increased over the prior year for the three and nine month periods ended September 30, 2014 by $15.4 million and $40.0 million, respectively, due mainly to increased salaries and delivery costs associated with higher fee-for-service activity as well as increased costs associated with integrating a significant new customer in the United Kingdom earlier in the year. The Domestic segment also experienced an increase in the quarter and year to date period as a result of higher accrued incentive compensation, warehouse expense from increased sales activity and higher legal fees compared to prior year.
Depreciation and amortization expense increased for both periods primarily in the International segment due to increases in computer software amortization for assets placed in service and amortization from purchase price accounting adjustments.
Other operating income, net for the third quarter is comparable to the prior year. The increase in other operating income, net for the nine month period ended September 30, 2014 is attributed primarily to the recovery of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit relating to the recovery of costs from purchases of medical devices over a multi-year period, as well as a gain on the sale of an investment.
Interest expense, net

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$4,304	$3,389	$915	27.0%
Effective interest rate	5.57%	6.21%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$10,893	$9,835	$1,058	10.8%
Effective interest rate	6.00%	6.07%
The increase in interest expense of approximately $0.9 million from prior year for both periods is attributed to the new Senior Notes issued on September 16, 2014 which are more fully described in the Capital resources section and in Note 7 of Notes to Consolidated Financial Statements.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax provision	$9,028	$17,856	$(8,828)	(49.4)%
Effective tax rate	55.8%	39.0%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax provision	$40,464	$54,374	$(13,910)	(25.6)%
Effective tax rate	43.5%	39.6%
The increase in the effective tax rate, including income taxes on acquisition-related and exit and realignment charges as well as the loss on early retirement of debt, increased from the prior year periods largely due to the impact of foreign taxes and the effect of certain acquisition-related costs which are not deductible for tax purposes.
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

	September 30, 2014	December 31, 2013	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$610,147	$101,905	$508,242	498.7%
Accounts and notes receivable, net of allowances	$590,140	$572,854	$17,286	3.0%
Consolidated DSO (1)	21.8	22.1
Merchandise inventories	$834,476	$771,663	$62,813	8.1%
Consolidated inventory turnover (2)	10.0	10.4
Accounts payable	$692,616	$643,872	$48,744	7.6%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold based on the quarter ended September 30, 2014 and December 31, 2013
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

(Dollars in thousands)	2014	2013
Net cash provided by (used for):
Operating activities	$81,144	$161,166
Investing activities	(52,069)	(43,485)
Financing activities	480,769	(62,503)
Effect of exchange rate changes	(1,602)	723
Increase in cash and cash equivalents	$508,242	$55,901
Cash provided by operating activities was $81.1 million in the first nine months of 2014, compared to $161million in the same period of 2013. The decrease in cash from operating activities for the first nine months of 2014 compared to the same period in 2013 was primarily due to routine changes in working capital including timing of payments.
Cash used for investing activities was $52.1 million in the first nine months of 2014, compared to $43.5 million in the same period of 2013. Investing activities in 2014 and 2013 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash provided by financing activities in the first nine months of 2014 was $481 million, compared to a use of $62.5 million in the same period of 2013. During the first nine months of 2014, we received $548 million in proceeds from the issuance of debt which drove the difference on a year over year basis. Other sources and uses of cash are similar in nature to the prior year with the exception of our purchase of the noncontrolling interest in a subsidiary for $1.5 million in 2014.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. At September 30, 2014, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.3 million and $1.5 million letter of credit outstanding as of September 30, 2014 and December 31, 2013, which supports our facilities leased in Europe.
We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at September 30, 2014, the interest rate under the credit facility is LIBOR plus 1.375%.
On September 16, 2014, we issued $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”). The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. Interest on the 2021 Notes and 2024 Notes is payable semiannually in arrears, commencing on March 15, 2015 and December 15, 2014, respectively. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. We are deferring and amortizing over the respective terms $4.2 million in costs incurred in connection with the issuance of the 2021 Notes and the 2024 Notes.
We used a portion of the proceeds from the 2021 Notes and the 2024 Notes to complete the Medical Action acquisition on October 1, 2014 for $207 million, including assumed debt, net of cash acquired. We also used a portion of the proceeds to fund the early retirement of all of our 2016 Notes, which include the payment of a $17.4 million redemption premium. We recorded a net loss on the early retirement of our 2016 Notes of $14.9 million, which includes the redemption premium offset by the recognition of a gain on previously settled interest rate swaps. The 2016 Notes are reflected as current portion of long-term debt in our Consolidated Balance Sheet at September 30, 2014 and were repaid on October 16, 2014.
In the third quarter of 2014, we paid cash dividends of $0.25 per share, which represents a 4% increase over the rate of $0.24 per share paid in the third quarter of 2013. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The timing of purchases and the number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. During the first nine months of 2014, we repurchased approximately 0.3 million shares for $9.9 million under this program. The remaining amount authorized for repurchases under this program is $90.1 million at September 30, 2014.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $13.7 million and $22.2 million as of September 30, 2014 and December 31, 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.

Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
The IRS on January 10, 2014 released final regulations relating to the adjustment of inventory costs for certain sales based vendor charge-backs and the allowable treatment of these charge-backs in tax LIFO calculations. Based upon a 2013 accounting method change filed with the IRS and current regulatory guidance and case law we do not believe that these regulations will have a material impact on our financial statements or cash flow.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2014.
Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	competitive pressures in the marketplace, including intense pricing pressure;

•	our ability to retain existing and attract new customers in a market characterized by significant customer consolidation and intense cost-containment initiatives;

•	our dependence on sales to certain customers or the loss or material reduction in purchases by key customers;

•	our dependence on relationships with certain manufacturers of distributed products;

•
our ability to successfully identify, manage or integrate acquisitions, including the management and integration of our acquisitions of Movianto, Medical Action and the pending acquisition of ArcRoyal;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at September 30, 2014. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.83 per gallon in the first nine months of 2014, a decrease of $0.11 per gallon from the first nine months of 2013. Based on our fuel consumption in the first nine months of 2014, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.5 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Through September 30, 2014, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2013. Through September 30, 2014, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. For the three months ended September 30, 2014, we repurchased in open-market transactions and retired shares of our common stock for an aggregate of $0.5 million, or an average price per share of $34.44. The following table summarizes share repurchase activity by month during the three months ended September 30, 2014.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 2014	14,151	$34.44	14,151	$90,066
August 2014	—		—	$90,066
September 2014	—		—	$90,066
Total	14,151		14,151

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	October 28, 2014	/s/ James L. Bierman
James L. Bierman
President & Chief Executive Officer

Date:	October 28, 2014	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Item 6. Exhibits

(a)	Exhibits

1.1
Underwriting Agreement, dated September 11, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 1.1, dated
September 17, 2014)

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2014)

4.1
Indenture, dated September 16, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated September 17, 2014)

4.2
First Supplemental Indenture, dated September 16, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated September 17, 2014)

10.1
First Amendment, dated as of September 17, 2014, by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. (the “Borrowers”), Owens & Minor, Inc. and certain of its domestic subsidiaries (together, the “Guarantors) and Wells Fargo Bank, N.A. (the “Administrative Agent”), to the Credit Agreement dated as of June 5, 2012 by and among the Borrowers, the Guarantors, a syndicate of financial institutions party thereto, the Administrative Agent, and the other agents party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated September 18, 2014)

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