Form 10-K
period 2014-12-31
OWENS & MINOR INC/VA/
filed 2015-02-23
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-9810

OWENS & MINOR, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-1701843
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard, Mechanicsville, Virginia	23116
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (804) 723-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2 par value	New York Stock Exchange
3.875% Senior Notes due 2021	Not Listed
4.375% Senior Notes due 2024	Not Listed
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $2,143,004,902 as of June 30, 2014.
The number of shares of the Company’s common stock outstanding as of February 13, 2015 was 63,059,770 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on April 30, 2015, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I

Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading healthcare logistics company that connects the world of medical products to the point of care. We provide vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies and devices. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Founded in 1882, Owens & Minor was incorporated in 1926 in Richmond, Virginia. We focus our operations on healthcare logistics services and provide our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing of products for the healthcare market. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving national scale in the United States healthcare market.
On August 31, 2012, we acquired the Movianto Group (Movianto), an established European healthcare third-party logistics provider. As a result of the acquisition, we entered into third-party logistics services for the pharmaceutical, biotechnology and medical device industries in the European market, leveraging an existing platform that also expands our ability to serve our United States-based manufacturer customers on an international level.
On October 1, 2014, we completed the acquisition of Medical Action Industries Inc. (Medical Action), a leading producer of surgical kits and procedure trays for the healthcare market. On November 1, 2014, we acquired ArcRoyal, a privately held surgical kitting company based in Ireland (ArcRoyal). These acquisitions further expanded our capabilities to provide our provider and manufacturer customers a range of packaging services, including the ability to package instruments and supplies into sterilized custom procedure trays used in a variety of clinical procedures, such as cardiac and orthopedic procedures, and sterilized minor procedure kits and trays which are used in a wide variety of minor surgical and medical procedures, such as I.V. start kits and suture removal. This packaged approach enables healthcare providers to track and manage the supply chain for products, supplies and instruments used in clinical settings. The combined consideration for these two acquisitions was $261.6 million, net of cash acquired, and including debt assumed of $13.4 million (capitalized lease obligations). These acquisitions did not have a material effect on operational results for 2014.
Our Domestic segment includes all functions in the United States relating to our role as a healthcare logistics company providing distribution, packaging and logistics services to healthcare providers and manufacturers. The newly acquired Medical Action operations are part of the Domestic segment. Our International segment consists of Movianto and ArcRoyal. Financial information by segment and geographic area appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in this annual report.
The Domestic Segment
Healthcare product volumes in the United States are dependent on the rates of utilization of medical/surgical procedures by consumers, which are subject to fluctuation according to the condition of the domestic economy and other factors. Aside from consumer-driven activity, the healthcare industry is also experiencing growing demand for advanced logistics services from healthcare providers and manufacturers that are focused on achieving more efficient and cost-effective supply-chain operations.
In the United States, healthcare supply distributors contract with group purchasing organizations (GPOs) that negotiate distribution contracts on behalf of their healthcare provider members and also contract directly with healthcare providers and manufacturers for their services.

Healthcare providers are increasingly consolidating into larger, more sophisticated networks that are actively seeking reductions in the total cost of delivering healthcare products. These healthcare providers face complex financial challenges, including managing the cost of purchasing, receiving, storing and tracking supplies. Economic trends have also driven significant consolidation within the healthcare products distribution and logistics industry due to the competitive advantages enjoyed by larger organizations. Among these advantages are the ability to serve customers in widespread geographic locations, purchase inventory in large volume, develop more sophisticated technology platforms and decision-support systems and provide expertise to healthcare providers and manufacturers to help reduce supply chain costs.
We offer a comprehensive portfolio of products and services to healthcare providers and manufacturers in the United States. Our portfolio of medical and surgical supplies includes branded products purchased in large volume from manufacturers and our own proprietary private-label products, which are internally sourced through our sourcing capabilities abroad or through a select group of manufacturers. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the nation. Our packaging capabilities offer the packaging of instruments and supplies into custom and minor procedure kits and trays which are assembled and delivered based on the specifications provided by the healthcare provider customer. For sterilized kits and trays, we utilize one or more third-party sterilization contractors.
Most supplies are delivered using a leased fleet and almost all of our delivery personnel are our teammates, ensuring a consistent level of performance and customer service. In situations where they are more cost-effective and timely, we use contract carriers and parcel delivery services. We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing products. We have deployed low-unit-of-measure automated picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in performing certain warehousing processes.
We also offer additional services to healthcare providers including supplier management, analytics, inventory management, outsourced resource management, clinical supply management and business process consulting. These value-add services help providers improve their process for contracting with vendors, purchasing supplies and streamlining inventory. These services include our operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory, as well as our customizable surgical supply service that includes the packaging and delivery of surgical supplies in procedure-based totes to coincide with the healthcare providers' surgical schedule.
The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage mark-up is added to the contract cost agreed to by the customer and the supplier. We price our services for certain other arrangements under activity-based pricing models. In these cases, pricing depends upon the type, level and/or complexity of services that we provide to customers, and in some cases we do not take title to the product (although we maintain certain custodial risks). As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of selling, general and administrative expenses, rather than with the cost of the product, which is a component of cost of goods sold.
We offer a variety of programs and services dedicated to providing logistics and marketing solutions to our manufacturer customers as well. These programs and services are designed to help manufacturers increase market share, drive sales growth, and achieve operational efficiencies. Manufacturer programs are generally negotiated on an annual basis and provide for enhanced levels of support that are aligned with the manufacturer’s annual objectives and growth goals. We have contractual arrangements with manufacturers participating in these programs that provide performance-based incentives to us, as well as cash discounts for prompt payment. Program incentives can be earned on a monthly, quarterly or annual basis.
All of our distribution and logistics services utilize a common infrastructure of distribution centers, equipment, technology, and delivery methods (internal fleet, common carrier or parcel services). We operate a network of 42 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers, and two packaging facilities for the production of custom and minor procedure kits and trays. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management. During 2014, we completed a three-year, $54 million investment in our information technology infrastructure in the United States designed to achieve operational and data-management efficiencies, improve customer service, and reduce increases in future operating expenses.

The International Segment
Our International segment represented 5.2% of our consolidated net revenues during 2014. The segment includes Movianto and ArcRoyal. Through Movianto, we provide contract logistics services to the pharmaceutical, biotechnology and healthcare industry, offering a broad range of supply chain logistics services to manufacturers. Our warehousing and transportation offerings include storage, controlled-substance handling, cold-chain, emergency and export delivery, inventory management and pick & pack services. Our other services include order-to-cash, re-labeling, kitting, customer service and returns management. Through our packaging operations, we offer custom procedure trays to manufacturers and healthcare provider customers throughout Europe.
Our International segment has a network of 26 logistics centers and one packaging facility in 12 European countries, including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Netherlands, Portugal, Slovakia, Spain, Switzerland and the United Kingdom. To serve our clients, we use a fleet of leased and owned trucks, including cold-chain delivery trucks. The majority of our drivers are our International teammates, although contract carriers and parcel services are used in situations where they are more cost-effective and timely.
Client logistics contracts in our International segment are generally for three-year terms with rolling automatic one- year extension periods. The tendering or competitive bidding process typically takes 12 to 18 months from the initial client request for proposal until becoming operational. We offer significant flexibility to tailor contracts to specific client requirements, and benefit from the expansion of clients into additional European countries. Pricing may be activity-based, with fees determined by clients’ particular requirements for warehousing, handling and delivery services, or it may be based on buy-sell wholesaler arrangements for product distribution.
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

GPO	Year of Renewal	Term	Sales to Members as a % of Consolidated Net Revenue in 2014
Novation	2012	5 years*	32%
MedAssets	2013	3 years	25%
Premier	2013	3 years*	24%
HPG	2013	5 years	11%

* Agreement also includes two one-year renewal options after the initial term
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our supplier and manufacturer customers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. We currently have relationships with approximately 1,300 of these supplier and manufacturer customers. In the Domestic segment, sales of products supplied by subsidiaries of Covidien Ltd. accounted for approximately 14% of our consolidated net revenue for 2014. Sales of products supplied by Johnson & Johnson Health Care Systems, Inc. were approximately 10% of our consolidated net revenue for 2014.

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
Regulation
The medical/surgical supply distribution industry in the United States is subject to regulation by federal, state and local government agencies. Each of our distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products, and each of our packaging facilities is licensed to perform kit assembly operations. We must comply with laws and regulations, including those governing operations, storage, transportation, safety and security standards for each of our distribution centers and packaging facilities, of the Food and Drug Administration, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies. We are also subject to various federal and state laws intended to protect the privacy of health or other personal information and to prevent healthcare fraud and abuse. We believe we are in material compliance with all statutes and regulations applicable to our operations, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare and Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Our International business is subject to local, country and European-wide regulations, including those promulgated by the European Medicines Agency (EMA) and the Medical Devices Directive. In addition, quality requirements are imposed by healthcare industry manufacturers which audit our operations on a regular basis. Each of our logistics centers in Europe is licensed to distribute medicinal, medical and surgical supplies, as well as certain pharmaceutical and related products, according to the country-specific requirements. Our logistics centers in Europe are able to store ambient, cold chain or deep frozen products, are licensed to distribute narcotic products and pharmaceutical products included in clinical trials and are licensed for secondary packaging activities for medicinal products. Movianto is also ISO 9001:2008 certified across the entire enterprise. Our Ireland-based packaging facility is licensed to assemble kits and sell them in the markets we serve and operates in compliance with the requirements of ISO 9001:2008 and ISO/EU 13485:2012 standards. We believe we are in material compliance with all statutes and regulations, including Good Distribution Practices sponsored by the European Commission.
Employees
At the end of 2014, we employed approximately 5,700 full- and part-time teammates in the Domestic segment and 2,100 in the International segment. Most of our international teammates are covered by collective bargaining agreements. Ongoing teammate training is critical to performance and we use Owens & Minor University®, an in-house training facility, to offer classes in leadership, management development, finance, operations, safety and sales. We continue to have positive relationships with teammates and European works councils.
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
Dependence on Significant Healthcare Provider Customers
In 2014, our top ten customers in the United States represented approximately 26% of our consolidated net revenue. In addition, in 2014, approximately 82% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Novation, MedAssets and Premier. We could lose a significant customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual customer relationship, could have a material adverse effect on our results of operations.
Dependence on Significant Domestic Suppliers
In the United States, we distribute products from nearly 1,300 suppliers and are dependent on these suppliers for the continuing supply of products. In 2014, sales of products of our ten largest domestic suppliers accounted for approximately 57% of consolidated net revenue. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, partially dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations.
Integration of Acquisitions
In connection with our growth strategy, we from time to time acquire other businesses that we believe will expand or complement our existing businesses and operations. The integration of acquisitions involves a number of significant risks, which may include but are not limited to, the following:

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
International Operations
Operations outside the United States involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:

•	Lack of familiarity with and expertise in conducting business in foreign markets;

•	Foreign currency fluctuations and exchange risk;

•	Unexpected changes in foreign regulations or conditions relating to labor, economic or political environment, and social norms or requirements;

•	Adverse tax consequences and difficulties in repatriating cash generated or held abroad;

•	Local economic environments, such as in the European markets served by Movianto and ArcRoyal, including recession, inflation, indebtedness, currency volatility and competition; and

•	Changes in trade protection laws and other laws affecting trade and investment, including import/export regulations in both the United States and foreign countries.

International operations are also subject to risks of violation of laws that prohibit improper payments to and bribery of government officials and other individuals and organizations. These laws include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws and regulations in foreign jurisdictions, any violation of which could result in substantial liability and a loss of reputation in the marketplace. Failure to comply with these laws also could subject us to civil and criminal penalties that could adversely affect our business and results of operations.
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
The Affordable Care Act, enacted in 2010 includes, among other things, provisions for expanded Medicaid eligibility and access to healthcare insurance as well as increased taxes and fees on certain corporations and medical products. The provisions of the Affordable Care Act will not be fully implemented until 2018 and, although there is no way to predict the full impact of the law on the healthcare industry and our operations, its implementation may have an adverse effect on both customer purchasing and payment behavior and supplier product prices and terms of sale, all of which could adversely affect our results of operations.
Regulatory Requirements
We must comply with numerous laws and regulations in the United States, Europe, Asia and other countries where we operate. We also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations and financial condition. In addition, we are subject to various federal and state laws intended to prevent healthcare fraud and abuse. The requirements of these fraud and abuse laws are complicated and subject to interpretation and may be applied by a regulator, prosecutor or judge in a manner that could negatively impact us financially or operationally.
Recalls and Product Liability Claims
Certain of the products that we sell and distribute are sourced and sold under one or more private labels or are assembled by us into custom trays and minor procedure kits. If these products do not function as designed, are inappropriately designed or are not properly produced, we may have to withdraw such products from the market and/or be subject to product liability claims. Although we maintain insurance against product liability and defense costs in amounts believed to be reasonable, there is no assurance that we can successfully defend any such claims or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could have a material adverse impact on our business and results of operations.
General Economic Climate
Poor or deteriorating economic conditions in the United States and the other countries in which we conduct business could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. These and other possible consequences of financial and economic decline could materially and adversely affect our business and results of operations.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our Domestic segment had 42 distribution centers as well as office and warehouse space across the United States as of December 31, 2014. We lease all of the centers from unaffiliated third parties with the exception of one location which we own. We also lease offices in China and Malaysia as well as small offices for sales and consulting personnel across the United States. In addition, we have a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and lease space on a temporary basis from time to time to meet our inventory storage needs. We also operate two packaging facilities in our Domestic segment, one of which is owned and the other is subject to a capital lease. We own an office building in Brentwood, New York which is held for sale as of December 31, 2014. We also own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.
Our International segment properties span 12 European countries and include 26 logistics centers (22 leased and four owned) and one packaging facility that is owned. We also operate seven transport depots, of which we lease six and own one. We also lease office space in Bedford, UK.
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

Part II

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of January 27, 2015, there were approximately 3,382 common shareholders of record. We believe there are an estimated additional 26,920 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.
5-Year Total Shareholder Return
In the past, we have presented line graphs comparing the cumulative total return of our common shares with the cumulative total return of the Standard & Poor's Composite- 500 Index (S&P 500 Index) and an Industry Peer Group (which includes the companies listed below). This year we have also included a comparison against the Standard & Poor's Composite-500 Healthcare Index (S&P 500 Healthcare Index), an independently prepared index that includes more than 50 companies in the healthcare industry. Next year, we do not intend to include the Industry Peer Group in our comparison. We are changing to the S&P 500 Healthcare Index because we believe it provides a better alignment with industry changes and less focus on specific business models or practices. We also believe it to be a commonly used index by large healthcare industry companies. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2009, and that all dividends were reinvested.
The Industry Peer Group, weighted by market capitalization, consists of pharmaceutical and/or medical product distribution companies: AmerisourceBergen Corporation, Cardinal Health, Inc., McKesson Corporation, Henry Schein, Inc., and Patterson Companies, Inc.

	Base Period	Years Ended
Company Name / Index	12/2009	12/2010	12/2011	12/2012	12/2013	12/2014
Owens & Minor, Inc.	$100.00	$105.42	$102.24	$108.13	$142.63	$140.99
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 Healthcare	100.00	102.90	116.00	136.75	193.45	242.47
Peer Group	100.00	119.02	129.37	152.33	244.92	309.12

Share Repurchase Program. In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. During the year ended December 31, 2014, we repurchased in open-market transactions and retired approximately 0.3 million shares at an average price per share of $34.31.
We did not repurchase any shares during the fourth quarter of 2014.

Item 6. Selected Consolidated Financial Data
(in thousands, except ratios and per share data)

	At or for the Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010 (5)
Summary of Operations:
Net revenue	$9,440,182	$9,071,532	$8,868,324	$8,627,912	$8,123,608
Net income	$66,503	$110,882	$109,003	$115,198	$110,579

Per Common Share(6) :
Net income per share—basic	$1.06	$1.76	$1.72	$1.82	$1.76
Net income per share—diluted	$1.06	$1.76	$1.72	$1.81	$1.75
Cash dividends	$1.000	$0.960	$0.880	$0.800	$0.708
Stock price at year end	$35.11	$36.56	$28.51	$27.79	$29.43

Summary of Financial Position:
Total assets	$2,735,406	$2,324,042	$2,214,398	$1,946,815	$1,822,039
Cash and cash equivalents	$56,772	$101,905	$97,888	$135,938	$159,213
Total debt	$613,809	$216,243	$217,591	$214,556	$210,906
Total Owens & Minor, Inc. shareholders’ equity	$990,838	$1,023,913	$972,526	$918,087	$857,518

Selected Ratios:
Gross margin as a percent of revenue	12.39%	12.31%	10.43%	9.94%	9.94%
Selling, general, and administrative expenses as a percent of revenue	9.82%	9.52%	7.70%	7.08%	6.94%
Operating earnings as a percent of revenue	1.69%	2.18%	2.22%	2.36%	2.41%
Days sales outstanding (DSO) (7)	22.1	22.1	20.8	20.7	19.6
Average annual inventory turnover (8)	10.1	10.4	10.1	10.2	10.4
 ____________________________

(1)
We incurred charges of $42.8 million ($35.3 million after tax, or $0.56 per common share) associated with acquisition-related and exit and realignment activities in 2014, a loss on estimated claim settlement of $3.9 million ($3.9 million after tax, or $0.06 per common share), a net gain of $3.7 million ($4.7 million after tax, or $0.07 per common share) associated with fair value adjustments related to purchase accounting, and a loss on early retirement of debt of $14.9 million ($9.1 million after tax or $0.14 per common share). See Notes 3 and 9 of Notes to Consolidated Financial Statements.

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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. Our Domestic segment includes all operations in the United States relating to our role as a healthcare logistics company providing distribution, packaging and logistics services to healthcare providers and manufacturers. The International segment consists of our European third-party logistics and packaging businesses. Segment financial information is provided in Note 20 of Notes to Consolidated Financial Statements included in this annual report.
Financial Highlights.
The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
Operating earnings, as reported (GAAP)	$159,536	$198,083	$196,753
Acquisition-related and exit and realignment charges (1)	42,801	12,444	10,164
Fair value adjustments related to purchase accounting (2)	(3,706)	—	—
Other (3)	3,907	—	—
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$202,538	$210,527	$206,917
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.15%	2.32%	2.33%

Net income as reported (GAAP)	$66,503	$110,882	$109,003
Acquisition-related and exit and realignment charges, net of tax (1)	35,302	8,856	8,200
Fair value adjustments related to purchase accounting, net of tax (2)	(4,703)	—	—
Other, net of tax (3)	3,907	—	—
Loss on early retirement of debt, net of tax (4)	9,092	—	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$110,101	$119,738	$117,203

Net income per diluted common share, as reported (GAAP)	$1.06	$1.76	$1.72
Acquisition-related and exit and realignment charges, net of tax (1)	0.56	0.14	0.13
Fair value adjustments related to purchase accounting, net of tax (2)	(0.07)	—	—
Other, net of tax (3)	0.06	—	—
Loss on early retirement of debt, net of tax (4)	0.14	—	—
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$1.76	$1.90	$1.85

The following items have been excluded in our non-GAAP financial measures:
(1) Acquisition-related charges, pre-tax, were $16.1 million in 2014, $3.5 million in 2013 and $10.5 million in 2012. Current year charges consist primarily of costs incurred to perform due diligence and analysis related to the Medical Action and Arc Royal acquisitions, costs to complete the transactions, and costs to begin the integration of the acquired operations (including certain severance and contractual payments to former management) as well as certain costs in Movianto to resolve issues and claims with the former owner. Charges in 2013 included costs to transition the information technology and other operations and administrative functions of Movianto from the former owner. Acquisition-related charges in 2012 were primarily transaction costs incurred with Movianto to perform due diligence and to analyze, negotiate and consummate the acquisition as well as costs to perform certain post-closing activities to establish the organizational structure.

Exit and realignment charges (income), pre-tax, were $26.7 million in 2014, $8.9 million in 2013 and $(0.4) million in 2012. These charges were associated with optimizing our operations and include the closure and consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include other costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes. Further information regarding these items is included in Note 9 of Notes to Consolidated Financial Statements.
(2) The fourth quarter of 2014 includes a gain of $6.7 million (pretax) recorded in other operating income, net from a fair value adjustment to contingent consideration related to the 2012 Movianto acquisition purchase price, offset by the incremental charge to cost of goods sold of $3.0 million (pretax) from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the current year acquisitions.
(3) The fourth quarter of 2014 includes a loss in other operating income, net related to an accrual for the estimated settlement amount of a breach of contract claim in the United Kingdom for $3.9 million (pretax).
(4) In 2014, we repaid our 2016 Notes and recorded a net loss on the early retirement of $14.9 million (pretax), which includes the redemption premium offset by the recognition of a gain on previously settled interest rate swaps.
These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes. More information about these charges is provided in Notes 3, 9 and 10 of Notes to Consolidated Financial Statements included in this annual report.
Adjusted EPS decreased to $1.76 in 2014 from $1.90 in 2013 primarily due to a decrease in Adjusted Operating Earnings of $8.0 million and an increase in interest expense of $5.1 million.
Domestic segment operating earnings were $209.3 million for 2014, a decrease of $2.7 million when compared to the prior year. International segment operating losses were $6.7 million for 2014 compared to $1.4 million in 2013. The higher operating loss in the International segment was largely attributable to the loss of certain customers in the United Kingdom early in 2014 as well as increased costs in the United Kingdom to transition a significant new customer. The Domestic segment experienced lower margins on new and renewed customer contracts in 2014 compared to 2013 and higher SG&A costs to support sales growth. The Domestic segment operating earnings included a $5.3 million recovery in the first quarter from the settlement of a direct purchaser, anti-trust class-action lawsuit related to the purchases of medical devices which, for the year, was largely offset by increased legal fees related to ongoing litigation.
Use of Non-GAAP Measures
Adjusted operating earnings, adjusted net income and adjusted EPS are an alternative view of performance used by management, and we believe that investors' understanding of our performance is enhanced by disclosing these performance measures. In general, the measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. Management uses these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.

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

Results of Operations
2014 compared to 2013

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$8,951,852	$8,688,018	$263,834	3.0%
International	488,330	383,514	104,816	27.3%
Net revenue	$9,440,182	$9,071,532	$368,650	4.1%
Consolidated net revenue improved in our two segments for the year ended December 31, 2014. Excluding the impact of the fourth quarter acquisitions, net revenue increased by 2.6% and 25.5% in our Domestic and International segments, respectively. In the Domestic segment, the continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers when compared to prior year. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The increases in the International segment were a result of new buy/sell contracts and growth in fee-for-service business as well as positive impacts from foreign exchange. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Cost of goods sold	$8,270,216	$7,954,457	$315,759	4.0%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Beginning in the fourth quarter of 2014, cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our acquired packaging operations. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in distribution sales activity and fourth quarter sales activity associated with the acquisitions (which includes the incremental charge to cost of goods sold of $3.0 million from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value), cost of goods sold increased $315.8 million from 2013. See the gross margin discussion below for additional factors impacting cost of goods sold.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$1,169,966	$1,117,075	$52,891	4.7%
As a % of net revenue	12.39%	12.31%
The growth in fee-for-service activity drove the overall improvement in gross margin as the International segment showed a $44.2 million increase over the prior year. Domestic segment gross margin for the year benefitted from increased sales volume and the fourth quarter contribution of Medical Action which offset the decline in margins on new and renewed customer contracts in 2014 when compared to 2013.
We value Domestic segment inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been higher by 8 basis points in 2014 and lower by 3 basis points in 2013.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
SG&A expenses	$926,977	$863,656	$63,321	7.3%
As a % of net revenue	9.82%	9.52%
Depreciation and amortization	$57,125	$50,586	$6,539	12.9%
Other operating income, net	$(16,473)	$(7,694)	$(8,779)	114.1%
Selling, general and administrative (SG&A) expenses include labor and warehousing costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are included in SG&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. The costs to convert new customers to our service platform are generally incurred prior to the recognition of revenues from the new customers.
International segment SG&A expenses increased over the prior year by $44.4 million due mainly to increased salaries and delivery costs associated with higher fee-for-service activity as well as increased costs associated with integrating a significant new customer in the United Kingdom earlier in the year. The Domestic segment also experienced an increase during the year as a result of higher accrued incentive compensation, warehouse expense from greater sales activity and higher legal fees compared to prior year. Current year acquisitions accounted for $11.3 million of the increase in SG&A from prior year.
Depreciation and amortization expense increased primarily in the International segment due to increases in computer software amortization for assets placed in service and amortization from intangibles associated with purchase price accounting. An additional $1.6 million in expense is associated with the current year acquisitions. In connection with Medical Action and ArcRoyal, approximately $0.3 million in depreciation expense is also included in cost of goods sold.
The increase in other operating income, net for the year ended December 31, 2014 is attributed primarily to (1) the recovery of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit relating to the recovery of costs from purchases of medical devices over a multi-year period, as well as a gain on the sale of an investment, (2) a gain of $6.7 million from a fair value adjustment to contingent consideration related to the Movianto acquisition purchase price, offset by (3) a loss of $3.9 million related to an accrual for the estimated settlement amount of a breach of contract claim in the United Kingdom.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Interest expense, net	$18,163	$13,098	$5,065	38.7%
Effective interest rate	5.38%	6.05%
The increase in interest expense from the prior year is attributed to the new Senior Notes issued on September 16, 2014 which are more fully described in the Capital resources section and in Note 10 of Notes to Consolidated Financial Statements.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Income tax provision	$59,980	$74,103	$(14,123)	(19.1)%
Effective tax rate	47.4%	40.1%
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
Net revenue for 2013 increased due to a full year of activity in our International segment compared to four months in 2012. Domestic segment revenue continued to be impacted by ongoing market trends including lower rates of healthcare utilization. In addition, our continued rationalization of smaller, less profitable healthcare provider customers and suppliers and reduced government purchases were not fully offset by growth in existing customers, fee-for-service and new business. Fee-for-service business represented approximately two-thirds of net revenue in the International segment.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
Cost of goods sold	$7,954,457	$7,943,670	$10,787	0.1%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. There is no cost of goods sold associated with our fee-for-service business. As a result of the increases in distribution sales activity, cost of goods sold increased $10.8 million from 2012. See the gross margin discussion below for additional factors impacting cost of goods sold.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2013	2012	$	%
Gross margin	$1,117,075	$924,654	$192,421	20.8%
As a % of net revenue	12.31%	10.43%
Gross margin increased primarily due to a full year of Movianto activity in 2013 which contributed $177.4 million to the year over year change. The Domestic segment gross margin benefitted from strategic initiatives including growth in fee-for-service business during 2013 and supplier price changes in the first and second quarters of 2013 at a higher level than in 2012.
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

Selling, general and administrative (SG&A) expenses include labor and warehousing costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. Distribution costs are included in SG&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from new customers. The International segment also included costs for information technology and other transition services provided by the former owners of Movianto which were substantially completed in 2013.
SG&A expense increased by $165.4 million in 2013 compared to 2012 due to a full year of activity in Movianto. Domestic SG&A expense also increased over 2012 due to greater fee-for-service sales activity, increased costs to support strategic initiatives and higher costs associated with workers' compensation, litigation and healthcare. During the second quarter of 2013, we reached a settlement in the administrative proceedings before the California Board of Equalization related to certain municipal sales tax incentives. As a result, SG&A expenses were reduced in 2013 by a net amount of $4.3 million, which was fully offset by the increased costs noted above. In the future, the company expects to receive an ongoing tax incentive that will vary with eligible revenues generated by sales to California-based customers. More information about this incentive is provided in Note 18 of Notes to Consolidated Financial Statements included in this annual report.
Depreciation and amortization expense increased in 2013 primarily related to warehouse equipment and information technology hardware and software acquired with Movianto. In addition, depreciation and amortization increased $0.8 million in the Domestic segment due to software enhancements for operational efficiency improvements.
Other operating income included finance charge income of $6.0 million and $4.9 million in 2013 and 2012. The increase over 2012 was due to a $1.6 million increase in income associated with product financing arrangements with customers in Europe, $0.8 million in foreign exchange gains and a net $0.9 million in Domestic charges incurred in 2012 associated with specific litigation matters and loss contingency expenses which did not recur in 2013.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.

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
The provision for income taxes decreased from 2012 due to the impact of non-deductible acquisition-related costs in 2012 incurred as a result of the Movianto acquisition as well as results of benefits recognized in 2013 upon the conclusion of examinations of our 2009 and 2010 Federal and certain state income tax returns. These benefits were partially offset by the impact of foreign taxes.

Financial Condition, Liquidity and Capital Resources
Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory turnover. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $28 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers.

	For the years ended December 31,		Change
(Dollars in millions)	2014	2013	$	%
Cash and cash equivalents	$56.8	$101.9	$(45.1)	(44.3)%
Accounts and notes receivable, net of allowances	$626.2	$572.9	$53.3	9.3%
Consolidated DSO (1)	22.1	22.1
Merchandise inventories	$872.5	$771.7	$100.8	13.1%
Consolidated inventory turnover (2)	10.1	10.4
Accounts payable	$608.8	$643.9	$(35.1)	(5.5)%
(1) Based on year end accounts receivable and net revenue for the fourth quarter
(2) Based on average annual inventory and costs of goods sold for the years ended December 31, 2014 and 2013

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012:

(Dollars in millions)	2014	2013	2012
Net cash provided by (used for) continuing operations:
Operating activities	$(3.8)	$140.6	$218.5
Investing activities	(317.3)	(57.1)	(190.8)
Financing activities	278.6	(82.0)	(68.4)
Effect of exchange rate changes on cash	(2.7)	2.5	2.7
Increase (decrease) in cash and cash equivalents	$45.1	$4.0	$(38.0)
Cash used for operating activities in 2014 reflected unfavorable changes in working capital driven primarily by the timing of vendor payments and increased net working capital needs resulting from strong sales growth. Depreciation and amortization in the statement of cash flow for 2014 includes $6.0 million in accelerated amortization which is included in acquisition-related and exit and realignment charges in the statement of income related to the change in useful life (from 10 years to 1 year) for an information system which is being replaced in the International segment. Cash from operating activities for 2013 decreased compared to 2012 due to changes in working capital, including increases in accounts and notes receivable which experienced an increase in DSO of 1.3 days (unfavorable impact on cash of $33.3 million).
Cash used for investing activities in 2014 included cash paid for the acquisitions of Medical Action and Arc Royal of approximately $261.6 million plus assumed third-party debt (capital lease obligations) of $13.4 million and capital expenditures of $70.8 million (compared to $60.1 million in 2013) primarily related to distribution center and logistics facility moves and modifications and information technology initiatives. In 2012, we acquired Movianto in exchange for approximately $155.2 million of cash plus assumed third-party debt (primarily capitalized leases) of $2.1 million. Domestic segment capital expenditures were $34.5 million in 2012, primarily related to our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements.
In 2014, cash provided by financing activities reflects proceeds from borrowings of $581.4 million and the repayment of long-term debt of $217.4 million. We paid dividends of $63.1 million, $60.7 million and $55.7 million and repurchased common stock under a share repurchase program for $9.9 million, $18.9 million and $15.0 million in the years ended December 31, 2014, 2013 and 2012.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one -year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at December 31, 2014, the interest rate under the credit facility is LIBOR plus 1.375%.
At December 31, 2014 , we had $33.7 million in borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $411 million available for borrowing. We also have a $1.5 million letter of credit outstanding as of December 31, 2014 and 2013, which supports our facilities leased in Europe.

On September 16, 2014, we issued $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”). The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. Interest on the 2021 Notes and 2024 Notes is payable semiannually in arrears, commencing on March 15, 2015 and December 15, 2014, respectively. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. We are deferring and amortizing over the respective terms $5.3 million in costs incurred in connection with the issuance of the 2021 Notes and the 2024 Notes.

We used a portion of the proceeds from the 2021 Notes and the 2024 Notes to complete the Medical Action and ArcRoyal acquisitions in the fourth quarter for a combined purchase price of $261.6 million, net of cash acquired, and including debt assumed of $13.4 million (capitalized lease obligations). We also used a portion of the proceeds to fund the early retirement of all of our 2016 Notes, which included the payment of a $17.4 million redemption premium. We recorded a net loss on the early retirement of our 2016 Notes of $14.9 million, which includes the redemption premium offset by the recognition of a gain on previously settled interest rate swaps.
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
We paid quarterly cash dividends on our outstanding common stock at the rate of $0.25 per share during 2014, $0.24 per share during 2013, and $0.22 per share during 2012. Our annual dividend payout ratio for the three years ended December 31, 2014, based on Adjusted EPS, was in the range of 47.6% to 57.1%. In February 2015, the Board of Directors approved a 1.0% increase in the amount of our quarterly dividend to $0.2525 per common share. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During 2014, we repurchased approximately 0.3 million shares at $9.9 million under this program. At December 31, 2014, the remaining amount authorized for repurchase under this program was $90.1 million.
We believe available financing sources, including cash generated by operating activities and borrowings under the Amended Credit Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $31.5 million and $22.2 million as of December 31, 2014 and 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2014:

(Dollars in millions)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$742.3	$22.7	$45.4	$45.4	$628.8
Revolving credit facility (1)	35.1	0.5	0.5	34.1	—
Purchase obligations (2)	108.4	39.8	68.3	0.3	—
Operating leases (2)	290.5	57.5	93.6	65.4	74.0
Capital lease obligations (1)	46.1	7.3	12.5	8.2	18.1
Unrecognized tax benefits, net (3)	7.1	—	—	—	—
Other long-term liabilities (4)	86.3	2.9	4.1	4.5	74.8
Total contractual obligations	$1,315.8	$130.7	$224.4	$157.9	$795.7

(1)	See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2014.

(2)	See Note 18 of Notes to Consolidated Financial Statements.

(3)	We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits.

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

Allowances for losses on accounts and notes receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2014, accounts and notes receivable were $626.2 million, net of allowances of $13.3 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on the results of operations.
Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for Domestic segment inventories and the first-in, first-out (FIFO) method for International segment inventories. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise throughout the year. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2014, the carrying value of inventory was $872.5 million, which is $116.2 million lower than the value of inventory had it all been accounted for on a FIFO basis.
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
We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we perform qualitative assessments based on macroeconomic conditions, structural changes in the industry, estimated financial performance, and other relevant information. If necessary, we perform a quantitative analysis to estimate the fair value of the reporting unit using valuation techniques, including comparable multiples of the reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $423.3 million at December 31, 2014.
Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2014, long-lived assets included property and equipment of $233.0 million, net of accumulated depreciation; intangible assets of $108.6 million, net of accumulated amortization; and computer software costs of $75.2 million, net of accumulated amortization.
We did not record any material impairment losses related to goodwill or long-lived assets in 2014. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions could produce materially different results.
Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheets for employee healthcare, workers’ compensation and automobile liability costs totaled $13.0 million at December 31, 2014 and $13.9 million at December 31, 2013.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had $33.7 million in outstanding borrowings and $5.0 million in letters of credit under the facility at December 31, 2014. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.82 per gallon in 2014, decreased 2% from $3.92 per gallon in 2013. Based on our fuel consumption in 2014, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million.
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
Item 9A. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
On October 1, 2014 and November 1, 2014, we completed our acquisitions of Medical Action and ArcRoyal, respectively. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we have excluded these acquisitions from our 2014 assessment of the effectiveness of our internal control over financial reporting since it was not practicable for management to conduct an assessment of internal control over financial reporting between the acquisition date and the date of management’s assessment.
Except for the effect of the Medical Action and ArcRoyal acquisitions, there have been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On October 16, 2014, we redeemed all of our $200 million 6.35% senior notes due in 2016 (2016 Notes), which included the payment of a $17.4 million redemption premium. In connection with the redemption of the 2016 Notes, we terminated the Indenture dated April 7, 2006 under which the notes were issued.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the company). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management determined that it would exclude the Medical Action and ArcRoyal businesses, which were acquired on October 1, 2014 and November 1, 2014, respectively, from the scope of the assessment of the effectiveness of our internal control over financial reporting. The reason for this exclusion is that we acquired Medical Action and ArcRoyal in the fourth quarter of 2014 and it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the dates the acquisitions were completed and the date of management’s assessment. Accordingly, management excluded Medical Action and ArcRoyal from its assessment of internal control over financial reporting. These acquisitions represent $340 million of total assets and $46.9 million of revenues as of and for the year ended December 31, 2014, of our consolidated financial statements. Medical Action and ArcRoyal will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2015.
Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/ James L. Bierman

James L. Bierman
President & Chief Executive Officer

/s/ Richard A. Meier

Richard A. Meier
Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Owens & Minor, Inc.:
We have audited Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Owens & Minor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Owens & Minor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Owens & Minor, Inc. acquired Medical Action Industries, Inc. on October 1, 2014 and ArcRoyal on November 1, 2014, and management excluded from its assessment of the effectiveness of Owens & Minor, Inc.'s internal control over financial reporting as of December 31, 2014, Medical Action Industries, Inc.'s internal control over financial reporting associated with total assets of $269 million and total revenues of $40 million and ArcRoyal's internal control over financial reporting associated with total assets of $71 million and total revenues of $7 million included in the consolidated financial statements of Owens & Minor, Inc. as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Owens & Minor, Inc. also excluded an evaluation of the internal control over financial reporting of Medical Action Industries, Inc. and ArcRoyal.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014 and our report dated February 23, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Richmond, Virginia
February 23, 2015

Part III
Items 10-14.
Information required by Items 10-14 can be found at the end of the electronic filing of this Form 10-K and the registrant’s 2014 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 19, 2014. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 67.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year ended December 31,	2014	2013	2012
Net revenue	$9,440,182	$9,071,532	$8,868,324
Cost of goods sold	8,270,216	7,954,457	7,943,670
Gross margin	1,169,966	1,117,075	924,654
Selling, general, and administrative expenses	926,977	863,656	682,595
Acquisition-related and exit and realignment charges	42,801	12,444	10,164
Depreciation and amortization	57,125	50,586	39,604
Other operating income, net	(16,473)	(7,694)	(4,462)
Operating earnings	159,536	198,083	196,753
Loss on early retirement of debt	14,890	—	—
Interest expense, net	18,163	13,098	13,397
Income before income taxes	126,483	184,985	183,356
Income tax provision	59,980	74,103	74,353
Net income	$66,503	$110,882	$109,003

Net income attributable to Owens & Minor, Inc. per common share:
Basic	$1.06	$1.76	$1.72
Diluted	$1.06	$1.76	$1.72
Cash dividends per common share	$1.00	$0.96	$0.88
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year ended December 31,	2014	2013	2012
Net income	$66,503	$110,882	$109,003
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax of $0 in 2014, $111 in 2013 and $210 in 2012)	(29,539)	6,143	9,749
Change in unrecognized net periodic pension costs (net of income tax of $2,361 in 2014, $2,429 in 2013 and $1,671 in 2012)	(3,844)	3,839	(2,611)
Other (net of income tax of $72 in 2014, $32 in 2013 and $32 in 2012)	(186)	(8)	(50)
Other comprehensive income (loss)	(33,569)	9,974	7,088
Comprehensive income	$32,934	$120,856	$116,091
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2014	2013
Assets
Current assets
Cash and cash equivalents	$56,772	$101,905
Accounts and notes receivable, net	626,192	572,854
Merchandise inventories	872,457	771,663
Other current assets	315,285	279,510
Total current assets	1,870,706	1,725,932
Property and equipment, net	232,979	191,961
Goodwill, net	423,276	275,439
Intangible assets, net	108,593	40,406
Other assets, net	99,852	90,304
Total assets	$2,735,406	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$608,846	$643,872
Accrued payroll and related liabilities	31,507	23,296
Deferred income taxes	37,979	41,613
Other current liabilities	326,223	281,427
Total current liabilities	1,004,555	990,208
Long-term debt, excluding current portion	608,551	212,786
Deferred income taxes	63,901	43,727
Other liabilities	67,561	52,278
Total liabilities	1,744,568	1,298,999
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—63,070 shares and 63,096 shares	126,140	126,193
Paid-in capital	202,934	196,605
Retained earnings	685,765	691,547
Accumulated other comprehensive income (loss)	(24,001)	9,568
Total Owens & Minor, Inc. shareholders’ equity	990,838	1,023,913
Noncontrolling interest	—	1,130
Total equity	990,838	1,025,043
Total liabilities and equity	$2,735,406	$2,324,042
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2014	2013	2012
Operating activities:
Net income	$66,503	$110,882	$109,003
Adjustments to reconcile net income to cash provided by (used for) operating activities of continuing operations:
Depreciation and amortization	63,407	50,586	39,604
Share-based compensation expense	8,207	6,381	5,697
Deferred income tax (benefit) expense	(3,385)	3,713	1,060
Provision for losses on accounts and notes receivable	448	787	1,004
Loss on early retirement of debt	14,890	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(17,803)	(38,645)	27,161
Merchandise inventories	(57,329)	(7,064)	58,734
Accounts payable	(52,148)	47,374	(18,694)
Net change in other assets and liabilities	(25,828)	(32,337)	(4,490)
Other, net	(723)	(1,123)	(573)
Cash (used for) provided by operating activities	(3,761)	140,554	218,506
Investing activities:
Acquisition, net of cash acquired	(248,536)	—	(155,210)
Additions to computer software and intangible assets	(22,384)	(32,010)	(29,131)
Additions to property and equipment	(48,424)	(28,119)	(9,832)
Proceeds from sale of property and equipment	156	3,051	3,298
Proceeds from investment sale	1,937	—	—
Cash used for investing activities	(317,251)	(57,078)	(190,875)
Financing activities:
Proceeds from issuance of debt	547,693	—	—
Proceeds from revolver	33,700	—	—
Repayment of debt	(217,352)	—	—
Cash dividends paid	(63,104)	(60,731)	(55,681)
Repurchases of common stock	(9,934)	(18,876)	(15,000)
Financing costs paid	(5,391)	—	(1,303)
Proceeds from exercise of stock options	1,180	5,352	4,986
Excess tax benefits related to share-based compensation	582	898	1,293
Purchase of noncontrolling interest	(1,500)	—	—
Other, net	(7,314)	(8,623)	(2,710)
Cash provided by (used for) financing activities	278,560	(81,980)	(68,415)
Effect of exchange rate changes on cash and cash equivalents	(2,681)	2,521	2,734
Net increase (decrease) in cash and cash equivalents	(45,133)	4,017	(38,050)
Cash and cash equivalents at beginning of year	101,905	97,888	135,938
Cash and cash equivalents at end of year	$56,772	$101,905	$97,888
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Owens & Minor, Inc. Shareholders’ Equity
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, December 31, 2011	63,449	$126,900	$179,052	$619,629	$(7,494)	$1,130	$919,217
Net income				109,003			109,003
Other comprehensive income					7,088		7,088
Dividends declared ($0.88 per share)				(55,681)			(55,681)
Shares repurchased and retired	(522)	(1,043)		(13,957)			(15,000)
Share-based compensation expense, exercises and other	344	687	8,342				9,029
Balance, December 31, 2012	63,271	126,544	187,394	658,994	(406)	1,130	973,656
Net income				110,882			110,882
Other comprehensive income					9,974		9,974
Dividends declared ($0.96 per share)				(60,573)			(60,573)
Shares repurchased and retired	(560)	(1,120)		(17,756)			(18,876)
Share-based compensation expense, exercises and other	385	769	9,211				9,980
Balance, December 31, 2013	63,096	126,193	196,605	691,547	9,568	1,130	1,025,043
Net income				66,503			66,503
Other comprehensive loss					(33,569)		(33,569)
Dividends declared ($1.00 per share)				(62,934)			(62,934)
Shares repurchased and retired	(291)	(583)		(9,351)			(9,934)
Share-based compensation expense, exercises and other	265	530	7,024				7,554
Purchase of noncontrolling interest			(695)			(1,130)	(1,825)
Balance, December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$—	$990,838
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us or our), is a Fortune 500 company headquartered in Richmond, Virginia. We are a leading healthcare logistics company that connects the world of medical products to the point of care by providing vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies, and devices in the United States and Europe. We serve our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing for the healthcare market. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe.
Our Domestic segment includes all functions in the United States relating to our role as a healthcare logistics company providing distribution, packaging and logistics services to healthcare providers and manufacturers. The International segment consists of our European third-party logistics and packaging businesses.
Basis of Presentation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls, in conformity with U.S generally accepted accounting principles (GAAP). During 2014, we purchased the remaining outside stockholder's interest in a consolidated subsidiary that was partially owned. Therefore we do not present a noncontrolling interest as a component of equity as of December 31, 2014. All significant intercompany accounts and transactions have been eliminated.
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

Financing Receivables and Payables. We have an order-to-cash program in our International segment under which we invoice manufacturers’ customers and remit collected amounts to the manufacturers. We retain credit risk for certain uncollected receivables under this program where contractually obligated. We continually monitor the expected collectability in this program and maintain valuation allowances when it is likely that an amount may be or may become uncollectible. Allowances are estimated based on a number of factors including creditworthiness of customers, age of the receivables and historical experience. We write off uncollected receivables under this program when collection is no longer being pursued. At December 31, 2014 and 2013, the allowance for uncollectible accounts as part of this program was $0.4 million and $0.1 million. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer. Balances receivable and related amounts payable under this program are classified in other current assets and other current liabilities in the consolidated balance sheets.
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
Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to fifteen years. We also lease most of our transportation and material handling equipment for terms generally ranging from three to ten years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.
Goodwill. We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In 2014 we changed the date of our annual goodwill impairment test from April 30 to October 1 to better align the timing of our analysis with the annual planning and budgeting process. We review goodwill first by performing a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If not, we then perform a quantitative assessment by first comparing the carrying amount to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to measure the goodwill impairment loss as the excess of the carrying value of the reporting unit’s goodwill over the estimated fair value of its goodwill. We estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and present value of expected cash flows. The EBITDA multiples are based on an analysis of current enterprise values and recent acquisition prices of similar companies, if available.
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
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and ten years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2014 and 2013 was $75.2 million and $74.4 million. Depreciation and amortization expense includes $16.4 million, $14.2 million and $11.0 million of software amortization for the years ended December 31, 2014, 2013 and 2012. Additional amortization of $6.0 million related to the accelerated amortization of an information system which is being replaced in the International segment is included in acquisition-related and exit and realignment charges in the 2014 consolidated statement of income.

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
Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectability is reasonably assured. Under most of our distribution contracts, we record revenue at the time shipment is completed as title passes to the customer when the product is received by the customer.
Revenue for activity-based fees and other services is recognized as work is performed and as amounts are earned. Depending on the specific contractual provisions and nature of the deliverable, revenue from services may be recognized on a straight-line basis over the term of the service, on a proportional performance model, based on level of effort, or when final deliverables have been provided. Additionally, we generate fees from arrangements that include performance targets related to cost-saving initiatives for customers that result from our supply-chain management services. Achievement against performance targets, measured in accordance with contractual terms, may result in additional fees paid to us or, if performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees or to provide credits toward future purchases by the customer. For these arrangements, all contingent revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released. When we determine that a loss is probable under a contract, the estimated loss is accrued.
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
Cost of goods sold. Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. We have contractual arrangements with certain suppliers that provide incentives, including cash discounts for prompt payment, operational efficiency and performance-based incentives. These incentives are recognized as a reduction in cost of goods sold as targets become probable of achievement.
In situations where we act as an agent in a sales arrangement and do not bear a significant portion of these risks, primarily for our third-party logistics business, there is no cost of goods sold and all costs to provide the service to the customer are recorded in SG&A.
As a result of different practices of categorizing costs and different business models throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.
Selling, General and Administrative (SG&A) Expenses. SG&A expenses include shipping and handling costs, labor and other costs for selling and administrative functions associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements.
Shipping and Handling. Shipping and handling costs are included in SG&A expenses on the consolidated statements of income and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $576.8 million, $528.2 million and $372.5 million for the years ended

December 31, 2014, 2013 and 2012, respectively. Third-party shipping and handling costs billed to customers, which are included in net revenue, are immaterial for all periods presented.
Share-Based Compensation. We account for share-based payments to employees at fair value and recognize the related expense in selling, general and administrative expenses over the service period for awards expected to vest.
Derivative Financial Instruments. We are directly and indirectly affected by changes in certain market conditions, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks, primarily foreign currency exchange risk. We use forward contracts, which are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes. All derivatives are carried at fair value in our consolidated balance sheets, which is determined by using observable market inputs (Level 2). The cash flow impact of the our derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities.
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
We earn a portion of our operating earnings in foreign jurisdictions outside the United States, which we consider to be indefinitely reinvested. Accordingly, no United States federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $31.5 million and $22.2 million as of December 31, 2014 and 2013. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Notes 7, 10 and 11 for the fair value of property held for sale, debt instruments and derivatives.
Acquisition-Related and Exit and Realignment Charges. We present costs incurred in connection with acquisitions in acquisition-related and exit and realignment charges in our consolidated statements of income. Acquisition-related charges consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate an acquisition, costs to perform post-closing activities to establish the organizational structure, and costs to transition the acquired company’s information technology and other operations and administrative functions from the former owner.

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
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of income and were not material to our consolidated results of operations in 2014, 2013, and 2012.
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Recent Accounting Pronouncements. During 2014, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).

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

Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Novation, LLC (Novation), MedAssets Inc. (MedAssets) and Premier, Inc. (Premier). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2014, 2013 and 2012, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our net revenue annually: Novation—33%; MedAssets (including Broadlane in 2012)—24% to 25%; and Premier—21% to 24%.
Net revenue from sales of product supplied by subsidiaries of Covidien Ltd. and Johnson & Johnson Healthcare Systems, Inc. represented between approximately 13% to 14% and 9% to 10% of our net revenue annually for 2014, 2013 and 2012, respectively.
Note 3—Acquisitions
On October 1, 2014, we completed the acquisition of Medical Action Industries Inc., (Medical Action), a leading producer of surgical kits and procedure trays, which will enable an expansion of our capabilities in the assembly of kits, packs and trays for the healthcare market.
On November 1, 2014, we acquired ArcRoyal, a privately held surgical kitting company based in Ireland (ArcRoyal). The transaction expanded our capabilities in the assembly of kits, packs and trays in the European healthcare market.
The combined consideration for these two acquisitions was $261.6 million, net of cash acquired, and including debt assumed of $13.4 million (capitalized lease obligations). The acquisitions did not have a material effect on operational results for 2014.
The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The combined purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $150.5 million, which was allocated to goodwill. The following table presents, in the aggregate, the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The allocation of purchase price to assets and liabilities acquired is not yet complete.

Preliminary Fair Value Estimated as of Acquisition Date
Assets acquired:
Current assets	$90,608
Property and equipment	34,048
Goodwill	150,492
Intangible assets	77,623
Total assets	352,771
Liabilities assumed:
Current liabilities	64,736
Noncurrent liabilities	26,426
Total liabilities	91,162
Fair value of net assets acquired, net of cash	$261,609
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 14 years.
Goodwill of $150.5 million consists largely of expected opportunities to expand our kitting capabilities. We assigned goodwill of $21.9 million to our International segment and $128.6 million to our Domestic segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Pro forma results of operations for these acquisitions have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition-related expenses in the current year consisted primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the Medical Action and ArcRoyal acquisitions, and costs to begin the integration of the acquired operations (including certain severance and contractual payments to former management). We also incurred certain acquisition-related charges in 2014 associated with costs in Movianto to resolve certain issues and claims with the former owner. We recognized pre-tax acquisition-related expenses of $16.1 million in 2014 related to these activities.
Acquisition-related expenses of $3.5 million and $10.5 million for the years ended December 31, 2013 and 2012 were all related to Movianto which included $8.0 million in transaction costs in 2012 and the remainder in both years was related to transition and integration activities.
Note 4—Accounts and Notes Receivable, Net
Allowances for losses on accounts and notes receivable of $13.3 million, $15.0 million and $14.7 million have been applied as reductions of accounts receivable at December 31, 2014, 2013, and 2012. Write-offs of accounts and notes receivable were $3.1 million, $1.1 million and $1.9 million for 2014, 2013 and 2012.
Note 5—Merchandise Inventories
At December 31, 2014 and 2013, we had inventory of $872.5 million and $771.7 million, of which $811.3 million and $749.4 million were valued under LIFO. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $116.2 million and $108.6 million as of December 31, 2014 and 2013. At December 31, 2014, included in our inventory was $20.0 million in raw materials, $5.4 million in work in process and the remainder was finished goods. At December 31, 2013, all of our inventory was finished goods.
Note 6—Financing Receivables and Payables
At December 31, 2014 and 2013, we had financing receivables of $196.2 million and $198.5 million and related payables of $168.8 million and $165.3 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 7—Property and Equipment
Property and equipment consists of the following:

December 31,	2014	2013
Warehouse equipment	$169,083	$160,379
Computer equipment	31,162	31,784
Building and improvements	87,974	50,225
Leasehold improvements	58,046	49,879
Land and improvements	17,771	17,489
Furniture and fixtures	12,539	11,491
Office equipment and other	19,781	8,240
	396,356	329,487
Accumulated depreciation	(163,377)	(137,526)
Property and equipment, net	$232,979	$191,961
Depreciation expense for property and equipment was $35.5 million, $33.1 million and $26.1 million for the years ended December 31, 2014, 2013, and 2012. The gross value of assets recorded under capital leases was $40.0 million and $20.6 million with associated accumulated depreciation of$10.5 million and $8.7 million as of December 31, 2014 and 2013, respectively.
Property held for sale in our Domestic segment was $5.6 million at December 31, 2014 and is included in other current assets, net, in the consolidated balance sheet. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions. We had no property classified as held for sale at December 31, 2013.

Note 8—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2014:

	Domestic Segment	International Segment	Consolidated Total
Carrying amount of goodwill, December 31, 2013	$248,498	$26,941	$275,439
Currency translation adjustments	—	(2,655)	(2,655)
Acquisitions (See Note 3)	128,591	21,901	150,492
Carrying amount of goodwill, December 31, 2014	$377,089	$46,187	$423,276
Intangible assets at December 31, 2014 and 2013 were as follows:

	2014		2013
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$125,448	$3,405	$51,544	$3,933
Accumulated amortization	(19,773)	(487)	(14,281)	(790)
Net intangible assets	$105,675	$2,918	$37,263	$3,143
Weighted average useful life	14 years	6 years	13 years	6 years
Customer relationships increased $77.6 million on a gross basis in 2014 as a result of the Medical Action and ArcRoyal acquisitions. At December 31, 2014, $66.1 million in net intangible assets were held in the Domestic segment and $42.5 million were held in the International segment. Amortization expense for intangible assets was $5.5 million for 2014, $3.3 million for 2013 and $2.5 million for 2012.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $10.5 million for 2015, $10.4 million for 2016, $10.3 million for 2017, $9.6 million for 2018 and $9.4 million for 2019.
Note 9—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which include the closure and consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the years ended December 31, 2014, 2013, and 2012 were as follows:

Year ended December 31,	2014	2013	2012
Domestic segment	$7,223	$8,176	$(366)
International segment	19,490	751	—
Total exit and realignment charges	$26,713	$8,927	$(366)
The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2014:

	Lease obligations	Severance and Other	Total
Accrued exit and realignment charges, January 1, 2012	$8,264	$1,831	$10,095
Provision for exit and realignment activities	95	1,088	1,183
Change in estimate	(2,183)	—	(2,183)
Interest accretion	267	—	267
Cash payments, net of sublease income	(1,345)	(1,803)	(3,148)
Accrued exit and realignment charges, December 31, 2012	5,098	1,116	6,214
Provision for exit and realignment activities	2,932	128	3,060
Cash payments, net of sublease income	(5,596)	(769)	(6,365)
Accrued exit and realignment charges, December 31, 2013	2,434	475	2,909
Provision for exit and realignment activities	5,592	6,338	11,930
Change in estimate	(1,260)	—	(1,260)
Cash payments, net of sublease income	(3,191)	(3,926)	(7,117)
Accrued exit and realignment charges, December 31, 2014	$3,575	$2,887	$6,462
In addition to the exit and realignment accruals in the preceding table, we also incurred $16.0 million of costs that were expensed as incurred for the year ended December 31, 2014, including $3.3 million in facility costs, $6.0 million in accelerated amortization of an information system that is being replaced, $2.9 million in labor costs, $1.3 million in professional fees, $1.8 million in information systems costs and $0.7 million in other costs.
We incurred $5.8 million of costs that were expensed as incurred for the year ended December 31, 2013, including $3.7 million in product move costs and the remainder in losses on property and equipment and other expenses.
We incurred $1.1 million of costs that were expensed as incurred for the year ended December 31, 2012, including $0.8 million in impairment losses associated with property and equipment and $0.3 million in other expenses.
We expect additional charges of approximately $9.5 million in 2015 for activities initiated in the Domestic and International segments through December 31, 2014. These primarily include the closure and consolidation of certain Domestic facilities and accelerated amortization associated with a system replacement in the International segment.

Note 10—Debt
Debt consists of the following:

	2014		2013
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
6.35% Senior Notes, $ 200 million par value, maturing April 2016	$—	$—	$204,028	$218,750
3.875% Senior Notes, $275 million par value, maturing September 2021	273,777	275,055	—	—
4.375% Senior Notes, $275 million par value, maturing December 2024	273,986	283,855	—	—
Revolving Credit Facility	33,700	33,700	—	—
Capital leases	32,346	32,346	12,215	12,215
Total debt	613,809	624,956	216,243	230,965
Less current maturities	(5,258)	(5,258)	(3,457)	(3,457)
Long-term debt	$608,551	$619,698	$212,786	$227,508
On September 16, 2014, we issued $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”). The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. Interest on the 2021 Notes and 2024 Notes is payable semiannually in arrears, commencing on March 15, 2015 and December 15, 2014, respectively. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. We are deferring and amortizing over the respective terms $4.8 million in costs incurred in connection with the issuance of the 2021 Notes and the 2024 Notes.
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
On September 17, 2014, we amended our existing Credit Agreement, increasing our borrowing capacity from $350 million to $450 million and extending the term through September 2019 (the Amended Credit Agreement). Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at December 31, 2014, the interest rate under the credit facility is LIBOR plus 1.375%.
At December 31, 2014 , we had $33.7 million in borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $411 million available for borrowing. We also have a $1.5 million letter of credit outstanding as of December 31, 2014 and 2013, which supports our facilities leased in Europe.
The Amended Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2014.
Cash payments for interest during 2014, 2013 and 2012 were $18.5 million, $14.7 million and $14.7 million.
We enter into long-term non-cancellable leases for certain warehouse equipment and vehicles which, for accounting purposes, are classified as capital leases. We also operate a packaging facility acquired with Medical Action which is subject to a long-term capital lease. As of December 31, 2014, we were obligated under capital leases for minimum annual rental payments as follows:

Year

2015	$7,306
2016	6,816
2017	5,744
2018	4,673
2019	3,459
Thereafter	18,187
Total minimum lease payments	46,185
Less: Amounts representing interest	(13,839)
Present value of total minimum lease payments	32,346
Less: Current portion of capital lease obligations	(5,258)
Long-term portion of capital lease obligations	$27,088
Note 11—Derivative Financial Instruments
We are directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed through the use of derivative instruments is foreign currency exchange risk.
We use forward contracts which are agreements to buy or sell a quantity of a currency or commodity at a predetermined future date, and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes.

The total notional values of our foreign currency derivatives was $10.0 million as of December 31, 2014. These contracts were acquired with the acquisition of ArcRoyal. We were not party to any derivatives as of or for the year ended December 31, 2013 or 2012. The notional amounts of the derivative instruments do not necessarily represent the amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts are calculated by reference to the notional amounts and by other terms of the derivative, such as foreign currency exchange rates. We determine the fair value of our derivatives based on quoted market prices. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. Our derivatives are straightforward over-the-counter instruments with liquid markets.
All derivatives are carried at fair value in our consolidated balance sheets in other assets and other liabilities line items. We do not currently have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments are immediately recognized into earnings. At December 31, 2014 the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $0.7 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating income, net was $0.2 million for the year ended December 31, 2014. We consider the risk of counterparty default to be minimal.
Note 12—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2014, approximately 1.8 million common shares were available for issuance under the Plan.

Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and generally have a total performance and vesting period of three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2014, 2013, or 2012.
We have a Management Equity Ownership Program that provides for each of our officers to own common stock at specified levels, which gradually increase over five years. Officers and certain other employees who meet specified ownership goals in a given year are awarded restricted stock or performance shares under the provisions of the program. We recognize the fair value of stock-based compensation awards, which is based upon the market price of the underlying common stock at the grant date, on a straight-line basis over the estimated requisite service period, which may be based on a service condition, a performance condition, or a combination of both. The fair value of performance shares as of the date of grant is estimated assuming that performance goals will be achieved at target levels. If such goals are not probable of being met, or are probable of being met at different levels, recognized compensation cost is adjusted to reflect the change in estimated fair value of restricted stock to be issued at the end of the performance period.
Total share-based compensation expense for December 31, 2014, 2013 and 2012, was $8.2 million, $6.4 million and $5.7 million, with recognized tax benefits of $3.2 million, $2.5 million and $2.2 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $12.8 million at December 31, 2014. This amount is expected to be recognized over a weighted-average period of 2.2 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is approximately $0.6 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2014 was $0.9 million and will be recognized primarily in 2015 if the related performance targets are met.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)	Number of Shares (000’s)	Weighted Average Grant-date Value (per share)
Nonvested awards at beginning of year	738	$30.81	720	$30.14	826	$27.97
Granted	371	33.69	339	31.65	298	29.86
Vested	(201)	31.01	(206)	30.22	(300)	23.69
Forfeited	(94)	30.89	(115)	30.51	(104)	30.35
Nonvested awards at end of year	814	33.29	738	30.81	720	30.14
The total value of restricted stock vesting during the years ended December 31, 2014, 2013 and 2012, was $6.2 million, $6.2 million and $7.1 million. There were no SARs outstanding at December 31, 2014 and 2013.
The following table summarizes the activity and terms of outstanding options at December 31, 2014, and for each of the years in the three-year period then ended:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)
Options outstanding at December 31, 2011	556	$21.72
Exercised	(237)	21.04
Forfeited	(7)	21.07
Options outstanding at December 31, 2012	312	22.25
Exercised	(244)	21.97
Forfeited	(4)	21.72
Options outstanding at December 31, 2013	64	23.33
Exercised	(49)	24.21
Forfeited	—	—
Options outstanding at December 31, 2014	15	20.49	0.8	$0.2
At December 31, 2014, the following stock option groups were outstanding:

	Number of Options (000’s)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (years)
Range of Exercise Prices (per share)
$17.01— $22.00	15	$20.49	0.8
Options outstanding at December 31, 2014	15	20.49	0.8
The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012, was $0.5 million, $0.8 million and $1.9 million. No options were granted in 2014, 2013 or 2012. All options outstanding at December 31, 2014, were vested and exercisable.
Note 13—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our matching contributions at our discretion, on a prospective basis. We incurred $10.8 million, $10.1 million, and $9.8 million of expense related to this plan in 2014, 2013 and 2012. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2014, 2013 or 2012.
Domestic Retirement Plans. We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.
The following table sets forth the Domestic Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2014	2013
Change in benefit obligation
Benefit obligation, beginning of year	$42,011	$46,759
Interest cost	1,849	1,608
Actuarial (gain) loss	6,820	(4,700)
Benefits paid	(1,625)	(1,656)
Benefit obligation, end of year	$49,055	$42,011
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	1,625	1,656
Benefits paid	(1,625)	(1,656)
Fair value of plan assets, end of year	$—	$—
Funded status at December 31	$(49,055)	$(42,011)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(1,770)	$(1,831)
Other liabilities	(47,282)	(40,178)
Accumulated other comprehensive loss	16,853	10,849
Net amount recognized	$(32,199)	$(31,160)
Accumulated benefit obligation	$49,055	$42,011
Weighted average assumptions used to determine benefit obligation
Discount rate	3.75%	4.50%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the Domestic Retirement Plan were measured as of December 31, 2014 and 2013. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the Domestic Retirement Plan, which is included in selling, general, and administrative expenses in the consolidated statements of income, are as follows:

Year ended December 31,	2014	2013	2012
Service cost	$—	$—	$130
Interest cost	1,849	1,608	1,616
Recognized net actuarial loss	816	1,366	971
Curtailment loss	—	—	234
Net periodic benefit cost	$2,665	$2,974	$2,951
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.50%	3.50%	4.00%
Rate of increase in future compensation levels	N/A	N/A	3.00%
Amounts recognized for the Domestic Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $1.6 million of the net actuarial loss reported in the following table as of December 31, 2014, as a component of net periodic benefit cost during 2015.

Year ended December 31,	2014	2013
Net actuarial loss	$(16,853)	$(10,848)
Deferred tax benefit	6,573	4,231
Amounts included in accumulated other comprehensive income (loss), net of tax	$(10,280)	$(6,617)
As of December 31, 2014, the expected benefit payments required for each of the next five years and the five-year period thereafter for the Domestic Retirement Plan are as follows:

Year
2015	$1,803
2016	1,937
2017	2,056
2018	2,179
2019	2,266
2020-2024	12,711

As a result of the acquisition of Medical Action on October 1, 2014, we also have a defined benefit plan covering certain of their employees. As of December 31, 2014, the accumulated benefit obligation under this plan was $0.9 million.
International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2014 and 2013, the accumulated benefit obligation under these plans was $1.9 million and $2.4 million. We recorded $0.2 million, $0.2 million and $0.1 million in net periodic benefit cost in selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012.
Note 14—Income Taxes
The components of income (loss) before income taxes consist of the following:

Year ended December 31,	2014	2013	2012
Income (loss) before income taxes:
U.S.	$155,132	$192,239	$192,978
Foreign	(28,649)	(7,254)	(9,622)
Income before income taxes	$126,483	$184,985	$183,356
The income tax provision consists of the following:

Year ended December 31,	2014	2013	2012
Current tax provision (benefit):
Federal	$52,178	$58,487	$62,859
State	9,801	10,455	10,537
Foreign	1,386	1,448	(103)
Total current tax provision	63,365	70,390	73,293
Deferred tax provision (benefit):
Federal	282	5,455	2,529
State	295	394	438
Foreign	(3,962)	(2,136)	(1,907)
Total deferred tax provision	(3,385)	3,713	1,060
Total income tax provision	$59,980	$74,103	$74,353
A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Increases in the rate resulting from:
State income taxes, net of federal income tax impact	5.2%	3.9%	3.9%
Foreign income taxes	1.7%	(0.9)%	(0.4)%
Valuation allowance	3.2%	1.3%	1.1%
Other	2.3%	0.8%	1.0%
Effective income tax rate	47.4%	40.1%	40.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2014	2013
Deferred tax assets:
Employee benefit plans	$36,127	$28,892
Accrued liabilities not currently deductible	9,937	13,591
Finance charges	6,951	6,316
Capital leases	9,081	4,419
Allowance for losses on accounts and notes receivable	4,100	3,922
Net operating loss carryforwards	14,150	8,643
Other	3,432	2,083
Total deferred tax assets	83,778	67,866
Less: valuation allowances	(9,639)	(5,250)
Net deferred tax assets	74,139	62,616
Deferred tax liabilities:
Merchandise inventories	66,864	69,994
Goodwill	35,495	33,455
Property and equipment	21,578	20,938
Computer software	17,399	11,400
Insurance	539	1,070
Intangible assets	24,750	2,352
Other	1,410	585
Total deferred tax liabilities	168,035	139,794
Net deferred tax liability	$(93,896)	$(77,178)
The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2014. The valuation allowances primarily relate to net operating loss carryforwards in non-U.S. jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period. There were no significant decreases in valuation allowances during 2014.
It is our intention to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2014, we have not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are permanently reinvested, and there are no deferred tax liabilities that have not been provided.
Cash payments for income taxes, including interest, for 2014, 2013, and 2012 were $81.6 million, $65.4 million and $78.5 million.

At December 31, 2013 and 2012, the liability for unrecognized tax benefits was $6.7 million and $4.6 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2014	2013
Unrecognized tax benefits at January 1,	$4,648	$12,303
Increases for positions taken during current period	1,074	758
Increases for positions taken during prior periods	62	333
Decreases for positions taken during prior periods	(438)	(4,939)
Acquired unrecognized tax benefits	1,374	—
Lapse of statute of limitations	(8)	(3,580)
Settlements with taxing authorities	(28)	(227)
Unrecognized tax benefits at December 31,	$6,684	$4,648
Included in the liability for unrecognized tax benefits at December 31, 2014 and 2013, were $4.1 million and $3.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $2.0 million and $1.0 million at December 31, 2014 and 2013, would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2014 and 2013 was $0.3 million and $0.1 million. We recognized $0.1 million in interest expense in 2014 and $0.4 million in interest income in 2013. There were no penalties accrued at December 31, 2014 or 2013 or recognized in 2014, 2013 and 2012.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2011 through 2013 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2011 through 2013; however, certain returns may be subject to examination for differing periods. The former owner is contractually obligated to indemnify us for all income tax liabilities incurred by the Movianto business prior to its acquisition on August 31, 2012.
Note 15—Net Income per Common Share
The following table summarizes the calculation of net income per share attributable to common shareholders for the years ended December 31, 2014, 2013, and 2012.

Year ended December 31,	2014	2013	2012
Numerator:
Net income	$66,503	$110,882	$109,003
Less: income allocated to unvested restricted shares	(597)	(738)	(749)
Net income attributable to common shareholders—basic	65,906	110,144	108,254
Add: undistributed income attributable to unvested restricted shares—basic	18	257	292
Less: undistributed income attributable to unvested restricted shares—diluted	(18)	(257)	(292)
Net income attributable to common shareholders—diluted	$65,906	$110,144	$108,254
Denominator:
Weighted average shares outstanding—basic	62,220	62,625	62,765
Dilutive shares—stock options	6	36	79
Weighted average shares outstanding—diluted	62,226	62,661	62,844
Net income attributable to common shareholders:
Basic	$1.06	$1.76	$1.72
Diluted	$1.06	$1.76	$1.72

Note 16—Shareholders’ Equity
We had a shareholder rights agreement that expired on April 30, 2014 and was not renewed or replaced. All Rights attendant to outstanding shares of our common stock under the agreement also expired on April 30, 2014.
In February 2014, our Board of Directors renewed our share repurchase program authorizing the purchase of $100 million in common stock through 2017. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the year ended December 31, 2014, we repurchased in open-market transactions and retired approximately 0.3 million shares of our common stock for an aggregate of $9.9 million, or an average price per share of $34.31. As of December 31, 2014, we have $90.1 million in remaining shares available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.
During the year ended December 31, 2013, we repurchased in open-market transactions and retired approximately 0.6 million shares of our common stock for an aggregate of $18.9 million, or an average price per share of $33.72. We have no remaining shares available under this repurchase program.
During 2014, we purchased the remaining outside stockholder's interest in a consolidated subsidiary that was partially owned for $1.5 million. Therefore we do not present a noncontrolling interest as a component of shareholders' equity as of December 31, 2014. The noncontrolling interest in net income was not material in 2014, 2013 or 2012.
Note 17 — Accumulated Other Comprehensive Income
The following tables show the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2014, 2013 and 2012:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	(7,021)	(29,539)	(73)	(36,633)
Income tax	2,671	—	—	2,671
Other comprehensive income (loss) before reclassifications, net of tax	(4,350)	(29,539)	(73)	(33,962)
Amounts reclassified from accumulated other comprehensive income (loss)	816	—	(185)	631
Income tax	(310)	—	72	(238)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	506	—	(113)	393
Other comprehensive income (loss)	(3,844)	(29,539)	(186)	(33,569)
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	4,902	6,254	—	11,156
Income tax	(1,897)	(111)	—	(2,008)
Other comprehensive income before reclassifications, net of tax	3,005	6,143	—	9,148
Amounts reclassified from accumulated other comprehensive income (loss)	1,366	—	(40)	1,326
Income tax	(532)	—	32	(500)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	834	—	(8)	826
Other comprehensive income (loss)	3,839	6,143	(8)	9,974
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2011	$(7,707)	$—	$213	$(7,494)
Other comprehensive income (loss) before reclassifications	(5,487)	9,959	—	4,472
Income tax	2,141	(210)	—	1,931
Other comprehensive income (loss) before reclassifications, net of tax	(3,346)	9,749	—	6,403
Amounts reclassified from accumulated other comprehensive income (loss)	1,205	—	(82)	1,123
Income tax	(470)	—	32	(438)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	735	—	(50)	685
Other comprehensive income (loss)	(2,611)	9,749	(50)	7,088
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general and administrative expenses. For the years ended December 31, 2014 and 2013, we reclassified $0.8 million and $1.4 million of actuarial net losses. For the year ended December 31, 2012, we reclassified $1.0 million of actuarial net losses and $0.2 million of prior service costs.
Note 18—Commitments and Contingencies
We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services. This agreement expires in October 2017, with two optional one year extensions. The commitment is cancelable with 180 days notice and payment of a termination fee based upon certain costs which would be incurred by the vendor as a direct result of the early termination.
We pay scheduled fees under the agreement, which can vary based on changes in the Consumer Price Index and the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $35.9 million in 2015, $35.8 million in 2016 and $29.8 million in 2017. We paid $36.6 million, $45.7 million and $52.5 million under this contract in 2014, 2013, and 2012.

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

Total
2015	$57,530
2016	50,383
2017	43,239
2018	37,682
2019	27,707
Thereafter	74,035
Total minimum payments	$290,576
Rent expense for all operating leases for the years ended December 31, 2014, 2013, and 2012, was $77.8 million, $76.7 million and $60.9 million.
Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.
In connection with the Movianto acquisition, we entered into transition services agreements with the former owner under which it provides certain information technology and support services. The original contract terms ranged from six to 24 months and were cancelable without penalty with thirty days notice. As of December 31, 2014, these agreements were complete.
In the fourth quarter of 2014, we accrued $3.9 million for the proposed settlement of a breach of contract claim asserted by a customer in the United Kingdom. This proposed settlement, which would include termination of the existing contract and payment of all outstanding accounts receivable, would resolve all outstanding issues with this customer. We have accounts receivable of approximately $11.5 million at December 31, 2014 related to services provided to this customer.
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2014 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.
Note 20—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Domestic and International. Our Domestic segment includes all functions in the United States relating to our role as a healthcare logistics company providing distribution, packaging and logistics services to healthcare providers and manufacturers. The International segment consists of our European third-party logistics and packaging businesses.
We evaluate the performance of our segments based on their operating earnings excluding acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of the our normal business operations on a a regular basis.

The following tables present financial information by segment:

Year ended December 31,	2014	2013	2012
Net revenue:
Domestic	$8,951,852	$8,688,018	$8,731,484
International	488,330	383,514	136,840
Consolidated net revenue	$9,440,182	$9,071,532	$8,868,324
Operating earnings (loss):
Domestic	$209,277	$211,932	$212,335
International	(6,739)	(1,405)	(5,418)
Acquisition-related and exit and realignment charges	(42,801)	(12,444)	(10,164)
Fair value adjustments related to purchase accounting	3,706	—	—
Other (1)	(3,907)	—	—
Consolidated operating earnings	$159,536	$198,083	$196,753
Depreciation and amortization:
Domestic	$37,193	$35,808	$35,016
International	20,230	14,778	4,588
Consolidated depreciation and amortization	$57,423	$50,586	$39,604
Capital expenditures:
Domestic	$52,529	$42,802	$34,450
International	18,279	17,327	4,513
Consolidated capital expenditures	$70,808	$60,129	$38,963
(1) Estimated settlement amount of a breach of contract claim. See Note 18 for further discussion.

December 31,	2014	2013
Total assets:
Domestic	$2,139,972	$1,747,572
International	538,662	474,565
Segment assets	2,678,634	2,222,137
Cash and cash equivalents	56,772	101,905
Consolidated total assets	$2,735,406	$2,324,042
The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services. International operations consist primarily of Movianto’s operations in the United Kingdom, Germany, France, and other European countries.

Year ended December 31,	2014	2013	2012
Net revenue:
United States	$8,951,852	$8,688,018	$8,731,484
United Kingdom	253,527	211,296	86,332
France	54,656	52,725	14,338
Germany	47,682	42,807	13,670
Other European countries	132,465	76,686	22,500
Consolidated net revenue	$9,440,182	$9,071,532	$8,868,324

December 31,	2014	2013
Long-lived assets:
United States	$260,694	$170,010
Germany	55,437	60,068
United Kingdom	42,179	42,619
Ireland	29,018	—
France	6,395	7,090
Other European countries	23,091	27,025
Consolidated long-lived assets	$416,814	$306,812

Note 21—Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: Owens & Minor, Inc. (O&M); the guarantors of Owens & Minor, Inc.’s 2021 Notes and 2024 Notes, on a combined basis; and the non-guarantor subsidiaries of the 2021 Notes and 2024 Notes, on a combined basis. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several, and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries.

Condensed Consolidating Financial Information

Year ended December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,910,274	$626,044	$(96,136)	$9,440,182
Cost of goods sold	—	8,051,350	311,947	(93,081)	8,270,216
Gross margin	—	858,924	314,097	(3,055)	1,169,966
Selling, general and administrative expenses	952	623,871	302,154	—	926,977
Acquisition-related and exit and realignment charges	—	15,065	27,736	—	42,801
Depreciation and amortization	2	35,582	21,541	—	57,125
Other operating (income) expense, net	—	(10,261)	(6,212)	—	(16,473)
Operating (loss) earnings	(954)	194,667	(31,122)	(3,055)	159,536
Loss on early retirement of debt	14,890	—	—	—	14,890
Interest expense, net	15,737	1,520	906	—	18,163
Income (loss) before income taxes	(31,581)	193,147	(32,028)	(3,055)	126,483
Income tax (benefit) provision	(1,700)	65,983	(4,303)	—	59,980
Equity in earnings of subsidiaries	96,384	—	—	(96,384)	—
Net income (loss)	66,503	127,164	(27,725)	(99,439)	66,503
Other comprehensive income (loss), net of tax	(33,569)	(3,846)	(29,539)	33,385	(33,569)
Comprehensive income (loss)	$32,934	$123,318	$(57,264)	$(66,054)	$32,934

Year ended December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,687,131	$435,035	$(50,634)	$9,071,532
Cost of goods sold	—	7,826,768	177,541	(49,852)	7,954,457
Gross margin	—	860,363	257,494	(782)	1,117,075
Selling, general and administrative expenses	2,559	613,394	247,703	—	863,656
Acquisition-related and exit and realignment charges	—	8,130	4,314	—	12,444
Depreciation and amortization	14	35,712	14,860	—	50,586
Other operating (income) expense, net	—	(4,290)	(3,404)	—	(7,694)
Operating (loss) earnings	(2,573)	207,417	(5,979)	(782)	198,083
Interest expense (income), net	11,103	2,550	(555)	—	13,098
(Loss) income before income taxes	(13,676)	204,867	(5,424)	(782)	184,985
Income tax (benefit) provision	(5,474)	81,011	(1,434)	—	74,103
Equity in earnings of subsidiaries	119,084	—	—	(119,084)	—
Net income (loss)	110,882	123,856	(3,990)	(119,866)	110,882
Other comprehensive income (loss), net of tax	9,974	3,838	6,143	(9,981)	9,974
Comprehensive income (loss)	$120,856	$127,694	$2,153	$(129,847)	$120,856

Condensed Consolidating Financial Information

Year ended December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,731,484	$165,188	$(28,348)	$8,868,324
Cost of goods sold	—	7,885,030	86,307	(27,667)	7,943,670
Gross margin	—	846,454	78,881	(681)	924,654
Selling, general and administrative expenses	1,573	599,046	81,976	—	682,595
Acquisition-related and exit and realignment charges	—	(366)	10,530	—	10,164
Depreciation and amortization	1	34,944	4,659	—	39,604
Other operating expense (income), net	—	(3,015)	(1,447)	—	(4,462)
Operating (loss) earnings	(1,574)	215,845	(16,837)	(681)	196,753
Interest expense, net	16,677	(3,588)	308	—	13,397
Income (loss) before income taxes	(18,251)	219,433	(17,145)	(681)	183,356
Income tax (benefit) provision	(7,121)	85,157	(3,683)	—	74,353
Equity in earnings of subsidiaries	120,133	—	—	(120,133)	—
Net income (loss)	109,003	134,276	(13,462)	(120,814)	109,003
Other comprehensive income (loss), net of tax	7,088	(2,611)	9,749	(7,138)	7,088
Comprehensive income (loss)	$116,091	$131,665	$(3,713)	$(127,952)	$116,091

Condensed Consolidating Financial Information

December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$22,013	$3,912	$30,847	$—	$56,772
Accounts and notes receivable, net	—	519,951	144,463	(38,222)	626,192
Merchandise inventories	—	816,915	60,061	(4,519)	872,457
Other current assets	(24,748)	90,733	224,220	25,080	315,285
Total current assets	(2,735)	1,431,511	459,591	(17,661)	1,870,706
Property and equipment, net	—	110,076	122,903	—	232,979
Goodwill, net	—	247,271	176,005	—	423,276
Intangible assets, net	—	15,805	92,788	—	108,593
Due from O&M and subsidiaries	—	357,304	—	(357,304)	—
Advances to and investments in consolidated subsidiaries	1,893,767	—	—	(1,893,767)	—
Other assets, net	4,637	66,836	28,379	—	99,852
Total assets	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$—	$567,285	$54,898	$(13,337)	$608,846
Accrued payroll and related liabilities	—	16,434	15,073	—	31,507
Deferred income taxes	—	39,667	(1,688)	—	37,979
Other current liabilities	6,441	83,698	236,084	—	326,223
Total current liabilities	6,441	707,084	304,367	(13,337)	1,004,555
Long-term debt, excluding current portion	547,763	39,915	20,873	—	608,551
Due to O&M and subsidiaries	350,627	—	77,788	(428,415)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	33,162	30,739	—	63,901
Other liabilities	—	55,794	11,767	—	67,561
Total liabilities	904,831	974,845	445,534	(580,642)	1,744,568
Equity					—
Common stock	126,140	—	—	—	126,140
Paid-in capital	202,934	241,877	514,314	(756,191)	202,934
Retained earnings (deficit)	685,765	1,022,379	(66,479)	(955,900)	685,765
Accumulated other comprehensive income (loss)	(24,001)	(10,298)	(13,703)	24,001	(24,001)
Total equity	990,838	1,253,958	434,132	(1,688,090)	990,838
Total liabilities and equity	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406

Condensed Consolidating Financial Information

December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$74,391	$2,012	$25,502	$—	$101,905
Accounts and notes receivable, net	—	496,310	79,722	(3,178)	572,854
Merchandise inventories	—	750,999	22,128	(1,464)	771,663
Other current assets	201	72,049	207,058	202	279,510
Total current assets	74,592	1,321,370	334,410	(4,440)	1,725,932
Property and equipment, net	2	96,500	95,459	—	191,961
Goodwill, net	—	247,271	28,168	—	275,439
Intangible assets, net	—	17,881	22,525	—	40,406
Due from O&M and subsidiaries	—	377,786	—	(377,786)	—
Advances to and investments in consolidated subsidiaries	1,533,294	—	—	(1,533,294)	—
Other assets, net	408	63,848	26,048	—	90,304
Total assets	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042
Liabilities and equity
Current liabilities
Accounts payable	$—	$595,865	$51,185	$(3,178)	$643,872
Accrued payroll and related liabilities	—	12,792	10,504	—	23,296
Deferred income taxes	—	41,464	149	—	41,613
Other current liabilities	6,811	87,795	186,821	—	281,427
Total current liabilities	6,811	737,916	248,659	(3,178)	990,208
Long-term debt, excluding current portion	204,028	7,228	1,530	—	212,786
Due to O&M and subsidiaries	373,544	—	2,910	(376,454)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,173	11,554	—	43,727
Other liabilities	—	47,816	4,462	—	52,278
Total liabilities	584,383	964,023	269,115	(518,522)	1,298,999
Equity
Common stock	126,193	—	1,500	(1,500)	126,193
Paid-in capital	196,605	242,024	259,864	(501,888)	196,605
Retained earnings (deficit)	691,547	925,184	(41,029)	(884,155)	691,547
Accumulated other comprehensive income (loss)	9,568	(6,575)	16,030	(9,455)	9,568
Total Owens & Minor, Inc. shareholders’ equity	1,023,913	1,160,633	236,365	(1,396,998)	1,023,913
Noncontrolling interest	—	—	1,130	—	1,130
Total equity	1,023,913	1,160,633	237,495	(1,396,998)	1,025,043
Total liabilities and equity	$1,608,296	$2,124,656	$506,610	$(1,915,520)	$2,324,042

Condensed Consolidating Financial Information

Year ended December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$66,503	$127,164	$(27,725)	$(99,439)	$66,503
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(96,384)	—	—	96,384	—
Depreciation and amortization	2	35,879	27,526	—	63,407
Loss on early retirement of debt	14,890	—	—	—	14,890
Share-based compensation expense	—	8,369	(162)	—	8,207
Provision for losses on accounts and notes receivable	—	(36)	484	—	448
Deferred income tax (benefit) expense	—	1,292	(4,677)	—	(3,385)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(24,440)	6,185	452	(17,803)
Merchandise inventories	—	(65,916)	8,308	279	(57,329)
Accounts payable	—	(28,580)	(24,613)	1,045	(52,148)
Net change in other assets and liabilities	(455)	(12,341)	(14,311)	1,279	(25,828)
Other, net	(1,161)	(9)	447	—	(723)
Cash provided by (used for) operating activities of continuing operations	(16,605)	41,382	(28,538)	—	(3,761)
Investing activities:
Acquisitions, net of cash acquired	—	—	(248,536)	—	(248,536)
Additions to property and equipment	—	(34,475)	(13,949)	—	(48,424)
Additions to computer software and intangible assets	—	(18,054)	(4,330)	—	(22,384)
Proceeds from the sale of investments		1,937	—		1,937
Proceeds from sale of property and equipment	—	156	—	—	156
Cash used for investing activities of continuing operations	—	(50,436)	(266,815)	—	(317,251)
Financing activities:
Proceeds from issuance of debt	547,693	—	—	—	547,693
Proceeds from revolver	—	33,700	—	—	33,700
Repayment of debt	(217,352)	—	—	—	(217,352)
Change in intercompany advances	(287,275)	(21,106)	308,381	—	—
Cash dividends paid	(63,104)	—	—	—	(63,104)
Repurchases of common stock	(9,934)	—	—	—	(9,934)
Financing costs paid	(4,780)	(611)	—	—	(5,391)
Excess tax benefits related to share-based compensation	582	—	—	—	582
Proceeds from exercise of stock options	1,180	—	—	—	1,180
Purchase of NCI			(1,500)		(1,500)
Other, net	(2,783)	(1,029)	(3,502)	—	(7,314)
Cash provided by (used for) financing activities	(35,773)	10,954	303,379	—	278,560
Effect of exchange rates on cash and cash equivalents	—	—	(2,681)	—	(2,681)
Net increase (decrease) in cash and cash equivalents	(52,378)	1,900	5,345	—	(45,133)
Cash and cash equivalents at beginning of year	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of year	$22,013	$3,912	$30,847	$—	$56,772

Condensed Consolidating Financial Information

Year ended December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries		Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$110,882	$123,856		$(3,990)	$(119,866)	$110,882
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(119,084)	—		—	119,084	—
Depreciation and amortization	14	35,712		14,860	—	50,586
Share-based compensation expense	—	6,381		—	—	6,381
Deferred income tax (benefit) expense	—	5,821		(2,108)	—	3,713
Provision for losses on accounts and notes receivable	—	278		509	—	787
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(22,055)		(16,522)	(68)	(38,645)
Merchandise inventories	—	(170)		(7,676)	782	(7,064)
Accounts payable	(45,300)	77,320		15,286	68	47,374
Net change in other assets and liabilities	1,774	(12,068)		(22,043)	—	(32,337)
Other, net	(1,541)	515		(97)	—	(1,123)
Cash provided by (used for) operating activities	(53,255)	215,590	—	(21,781)	—	140,554
Investing activities:
Additions to computer software and intangible assets	—	(21,773)		(10,237)	—	(32,010)
Additions to property and equipment	—	(21,029)		(7,090)	—	(28,119)
Proceeds from sale of property and equipment	—	2,746		305	—	3,051
Cash used for investing activities	—	(40,056)		(17,022)	—	(57,078)
Financing activities:
Change in intercompany advances	145,354	(184,092)		38,738	—	—
Cash dividends paid	(60,731)	—		—	—	(60,731)
Repurchases of common stock	(18,876)	—		—	—	(18,876)
Proceeds from exercise of stock options	5,352	—		—	—	5,352
Excess tax benefits related to share-based compensation	898	—		—	—	898
Other, net	(2,541)	(3,071)		(3,011)	—	(8,623)
Cash provided by (used for) financing activities	69,456	(187,163)		35,727	—	(81,980)
Effect of exchange rate changes on cash and cash equivalents	—	—		2,521	—	2,521
Net increase (decrease) in cash and cash equivalents	16,201	(11,629)		(555)	—	4,017
Cash and cash equivalents at beginning of year	58,190	13,641		26,057	—	97,888
Cash and cash equivalents at end of year	$74,391	$2,012		$25,502	$—	$101,905

Condensed Consolidating Financial Information

Year ended December 31, 2012	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$109,003	$134,276	$(13,462)	$(120,814)	$109,003
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(120,133)	—	—	120,133	—
Depreciation and amortization	1	34,944	4,659	—	39,604
Deferred income tax expense	—	2,933	(1,873)	—	1,060
Share-based compensation expense	—	5,697	—	—	5,697
Provision for losses on accounts and notes receivable	—	587	417	—	1,004
Changes in operating assets and liabilities:
Accounts and notes receivable	—	31,513	(7,599)	3,247	27,161
Merchandise inventories	—	56,235	1,818	681	58,734
Accounts payable	(67,800)	55,941	(3,585)	(3,250)	(18,694)
Net change in other assets and liabilities	19	(2,653)	(1,859)	3	(4,490)
Other, net	(1,738)	1,236	(71)	—	(573)
Cash provided by (used for) operating activities	(80,648)	320,709	(21,555)	—	218,506
Investing activities:
Acquisition, net of cash acquired	—	—	(155,210)	—	(155,210)
Additions to property and equipment	—	(4,249)	(5,583)	—	(9,832)
Additions to computer software and intangible assets	—	(27,960)	(1,171)	—	(29,131)
Proceeds from sale of property and equipment	—	1,057	2,241	—	3,298
Cash used for investing activities	—	(31,152)	(159,723)	—	(190,875)
Financing activities:
Change in intercompany advances	86,131	(287,200)	201,069	—	—
Cash dividends paid	(55,681)	—	—	—	(55,681)
Repurchases of common stock	(15,000)	—	—	—	(15,000)
Financing costs paid	—	(1,303)	—	—	(1,303)
Excess tax benefits related to share-based compensation	1,293	—	—	—	1,293
Proceeds from exercise of stock options	4,986	—	—	—	4,986
Other, net	(2,901)	(2,222)	2,413	—	(2,710)
Cash provided by (used for) financing activities	18,828	(290,725)	203,482	—	(68,415)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,734	—	2,734
Net increase (decrease) in cash and cash equivalents	(61,820)	(1,168)	24,938	—	(38,050)
Cash and cash equivalents at beginning of year	120,010	14,809	1,119	—	135,938
Cash and cash equivalents at end of year	$58,190	$13,641	$26,057	$—	$97,888

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Owens & Minor, Inc.:
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Owens & Minor, Inc. acquired Medical Action Industries, Inc. on October 1, 2014 and ArcRoyal on November 1, 2014, and management excluded from its assessment of the effectiveness of Owens & Minor, Inc.'s internal control over financial reporting as of December 31, 2014, Medical Action Industries, Inc.'s internal control over financial reporting associated with total assets of $269 million and total revenues of $40 million and ArcRoyal's internal control over financial reporting associated with total assets of $71 million and total revenues of $7 million included in the consolidated financial statements of Owens & Minor, Inc. as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Owens & Minor, Inc. also excluded an evaluation of the internal control over financial reporting of Medical Action Industries, Inc. and ArcRoyal.

/s/ KPMG LLP
Richmond, Virginia
February 23, 2015

SELECTED QUARTERLY FINANCIAL INFORMATION
(unaudited)

	Year Ended December 31, 2014
	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
Net revenue	$2,256,380	$2,305,858	$2,386,124	$2,491,817
Gross margin	$281,195	$282,272	$292,483	$314,015
Net income	$25,485	$19,876	$7,155	$13,987
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.41	$0.32	$0.11	$0.22
Diluted	$0.41	$0.32	$0.11	$0.22
Cash dividends per common share	$0.25	$0.25	$0.25	$0.25
Market price:
High	$36.42	$34.92	$34.50	$35.40
Low	$32.31	$31.52	$32.08	$31.49

	Year Ended December 31, 2013 (5)
(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net revenue	$2,246,384	$2,236,077	$2,270,547	$2,318,524
Gross margin	$279,052	$273,431	$273,329	$291,263
Net income	$26,098	$28,872	$27,970	$27,942
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.41	$0.46	$0.44	$0.44
Diluted	$0.41	$0.46	$0.44	$0.44
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market price:
High	$32.56	$35.43	$36.26	$38.23
Low	$29.17	$30.12	$33.50	$33.95
  _____________________________

(1)	We incurred charges of $3.3 million ($2.2 million after tax, or $0.03 per diluted common share) in the first quarter of 2014 associated with acquisition-related and exit and realignment activities.

(2)	We incurred charges of $7.6 million ($5.1 million after tax, or $0.08 per diluted common share) in the second quarter of 2014 associated with acquisition-related and exit and realignment activities.

(3)
We incurred charges of $14.0 million ($10.3 million after tax, or $0.11 per diluted common share) in the third quarter of 2014 associated with acquisition-related and exit and realignment activities, and a loss of $14.9 million ($9.1 million after tax, or $0.14 per diluted common share) associated with the early retirement of our 2016 Senior Notes.

(4)
We incurred charges of $18.0 million ($17.7 million after tax, or $0.28 per diluted common share) in the fourth quarter of 2014 associated with acquisition-related and exit and realignment activities, a loss of $3.9 million ($3.9 million after tax, or $0.06 per diluted common share) for an estimated claim settlement and a net gain of $3.7 million ($4.7 million after tax or $0.07 per diluted common share) related to fair value adjustments in association with purchase accounting.

(5)
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

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. as adopted February 5, 2015 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated February 10, 2015)

4.1
Indenture, dated September 16, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated September 17, 2014)

4.2
First Supplemental Indenture, dated September 16, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated September 17, 2014)

4.3
Form of Global Note for the 3.875% Senior Notes due 2021 (included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K, Exhibit 4.2, dated September 17, 2014 and incorporated herein by reference)

4.4
Form of Global Note for the 4.375% Senior Notes due 2024 (included as Exhibit B to Exhibit 4. 2 of the Company’s Current Report on Form 8-K, Exhibit 4.2, dated September 17, 2014 and incorporated herein by reference)

10.1
Owens & Minor, Inc. 2003 Directors’ Compensation Plan (incorporated herein by reference to Annex B of the Company’s definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 13, 2003 (File No. 001-09810))*

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

10.10	Amendment to MEOP effective January 1, 2014 (incorporated by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.10 for the year ended December 31, 2013)*

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

10.25	Form of Performance Share Award Agreement (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2014) *

10.26	Form of Performance Share Award Agreement for grant to James L. Bierman on September 2, 2014*--filed herewith

10.27	Form of Annual Executive Incentive Program (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, Exhibit 10. 2, for the quarter ended March 31, 2014) *

10.28	Owens & Minor, Inc. Officer Severance Policy Terms (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated December 19, 2005)*

10.29	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to the Company’s Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.30
Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. (as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors), Wells Fargo Bank, N.A. (as Administrative Agent), JPMorgan Chase Bank, N.A. (as Syndication Agent) and a syndicate of banks as specified on the signature pages thereof (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012)

10.31
First Amendment dated as of September 17, 2014 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. ( as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors) and Wells Fargo Bank, N.A. ( as Administrative Agent), to the Credit Agreement dated as of June 5, 2012 by and among the Borrowers, the Guarantors, a syndicate of financial institutions party thereto, the Administrative Agent, and the other agents party thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated September 18, 2014)

10.32
Share Purchase Agreement dated August 31, 2012 between Celesio AG, Admenta Deutschland GmbH, Admenta Denmark ApS, Admenta France S.A. and OCP Portugal Produtos Farmaceuticos, S.A. (as Sellers) and O&M-Movianto Nederland B.V., O&M-Movianto UK Holdings Ltd, O&M-Movianto France Holdings SAS (as Purchasers) and Owens & Minor, Inc. (as Purchasers’ Guarantor) (incorporated herein by reference to our Current Report on Form 8-K, Exhibit10.1, dated September 4, 2012)

10.33
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Owens & Minor Inc., Mongoose Merger Sub Inc. and Medical Action Industries Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated June 25, 2014)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2015.

OWENS & MINOR, INC.

/s/ James L. Bierman
James L. Bierman President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2015:

/s/ James L. Bierman	/s/ Martha H. Marsh
James L. Bierman	Martha H. Marsh
President & Chief Executive Officer	Director

/s/ Craig R. Smith	/s/ Eddie N. Moore, Jr.
Craig R. Smith	Eddie N. Moore, Jr.
Executive Chairman & Chairman of the Board	Director

/s/ Richard A. Meier	/s/ James E. Rogers
Richard A. Meier	James E. Rogers
Executive Vice President & Chief Financial Officer	Director

/s/ Stuart M. Essig	/s/ David S. Simmons
Stuart M. Essig	David S. Simmons
Director	Director

/s/ John W. Gerdelman	/s/ Robert C. Sledd
John W. Gerdelman	Robert C. Sledd
Director	Director

/s/ Lemuel E. Lewis	/s/ Anne Marie Whittemore
Lemuel E. Lewis	Anne Marie Whittemore
Director	Lead Director

Corporate Officers
Craig R. Smith (63)
Executive Chairman
Executive Chairman since September 2014. Prior to that, Mr. Smith was Chairman of the Board from April 2013 and Chief Executive Officer 2005 to 2014. Mr. Smith also served as President from 1999 until April 2013. Mr. Smith has been with the company since 1989.
James L. Bierman (62)
President & Chief Executive Officer
Chief Executive Officer since September 2014 and President since August 2013. Served as President & Chief Operating Officer from August 2013 to September 2014. Prior to that, Mr. Bierman served as Executive Vice President & Chief Operating Officer from March 2012 until August 2013. Mr. Bierman served as Executive Vice President & Chief Financial Officer from April 2011 to March 2012. Prior to that, Mr. Bierman served as Senior Vice President & Chief Financial Officer from 2007 to 2011. Mr. Bierman, who joined the company in 2007, was appointed to the board of directors of Owens & Minor in September 2014.
Richard A. Meier (55)
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
Charles C. Colpo (57)
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
Erika T. Davis (51)
Senior Vice President, Administration & Operations
Senior Vice President, Administration & Operations since August 2013. Prior to that, Ms. Davis served as Senior Vice President, Human Resources, from 2001 until August 2013. Ms. Davis has been with the company since 1993.
Grace R. den Hartog (63)
Senior Vice President, General Counsel & Corporate Secretary
Senior Vice President, General Counsel & Corporate Secretary since joining Owens & Minor in 2003. Previously, Ms. den Hartog served as a partner of McGuireWoods LLP from 1990 to 2003.
D. Todd Healy (52)
Senior Vice President, Provider Services
Senior Vice President, Provider Services since August 2013. Prior to that, Mr. Healy served as Regional Vice President, North Region from 2004 to August 2013. He has served Owens & Minor as a general manager, division vice president and area vice president. Prior to joining Owens & Minor in 1994, Mr. Healy worked in a variety of sales leadership roles for Proctor & Gamble, Johnson & Johnson Orthopaedics, and Stuart Medical (which was acquired by Owens & Minor).

Geoffrey T. Marlatt (46)
Senior Vice President, Manufacturer Services
Senior Vice President, Manufacturer Services since September 2014. From 2012 to 2014, Mr. Marlatt served as Regional Vice President, Provider Services, West Region. Prior to that, Mr. Marlatt served as Vice President, OM Solutions from 2006 to 2012. Before joining Owens & Minor in 2006, Mr. Marlatt held leadership positions with McKesson, Johnson & Johnson, Ethicon, Medtronic and the Global Healthcare Exchange.
Richard W. Mears (54)
Senior Vice President, Chief Information Officer
Senior Vice President, Chief Information Officer since joining Owens & Minor in 2005. Previously, Mr. Mears was an Executive Director with Perot Systems (now Dell Perot Systems) from 2003 to 2005.

Numbers inside parentheses indicate age.