Form 10-Q
period 2015-03-31
OWENS & MINOR INC/VA/
filed 2015-04-28
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 23, 2015, was 63,102,497 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Net revenue	$2,391,196	$2,256,380
Cost of goods sold	2,093,595	1,975,185
Gross margin	297,601	281,195
Selling, general and administrative expenses	233,825	225,610
Acquisition-related and exit and realignment charges	9,916	3,262
Depreciation and amortization	15,869	13,864
Other operating income, net	(2,984)	(7,825)
Operating earnings	40,975	46,284
Interest expense, net	6,880	3,246
Income before income taxes	34,095	43,038
Income tax provision	15,155	17,553
Net income	$18,940	$25,485
Net income per common share:
Basic	$0.30	$0.41
Diluted	$0.30	$0.41
Cash dividends per common share	$0.2525	$0.25

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$18,940	$25,485
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2015 and 2014)	(27,941)	467
Change in unrecognized net periodic pension costs (net of income tax of $143 in 2015 and $97 in 2014)	258	107
Other (net of income tax of $0 in 2015 and $8 in 2014)	38	(9)
Total other comprehensive income (loss), net of tax	(27,645)	565
Comprehensive income (loss)	$(8,705)	$26,050

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2015	2014
Assets
Current assets
Cash and cash equivalents	$159,056	$56,772
Accounts and notes receivable, net of allowances of $13,295 and $13,306	597,235	626,192
Merchandise inventories	874,738	872,457
Other current assets	233,318	315,285
Total current assets	1,864,347	1,870,706
Property and equipment, net of accumulated depreciation of $167,835 and $163,377	221,950	232,979
Goodwill, net	419,453	423,276
Intangible assets, net	102,122	108,593
Other assets, net	91,638	99,852
Total assets	$2,699,510	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$693,699	$608,846
Accrued payroll and related liabilities	24,991	31,507
Deferred income taxes	37,820	37,979
Other accrued liabilities	273,104	326,223
Total current liabilities	1,029,614	1,004,555
Long-term debt, excluding current portion	574,606	608,551
Deferred income taxes	63,321	63,901
Other liabilities	63,696	67,561
Total liabilities	1,731,237	1,744,568
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,102 shares and 63,070 shares	126,205	126,140
Paid-in capital	204,901	202,934
Retained earnings	688,813	685,765
Accumulated other comprehensive income	(51,646)	(24,001)
Total equity	968,273	990,838
Total liabilities and equity	$2,699,510	$2,735,406

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2015	2014
Operating activities:
Net income	$18,940	$25,485
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,123	13,864
Share-based compensation expense	2,597	2,642
Provision for losses on accounts and notes receivable	220	54
Deferred income tax expense (benefit)	510	(822)
Changes in operating assets and liabilities:
Accounts and notes receivable	27,356	29,828
Merchandise inventories	(3,888)	3,707
Accounts payable	88,944	15,815
Net change in other assets and liabilities	13,580	3,921
Other, net	1,321	(1,292)
Cash provided by operating activities	168,703	93,202
Investing activities:
Additions to property and equipment	(7,619)	(7,299)
Additions to computer software and intangible assets	(3,947)	(6,930)
Proceeds from sale of investment	—	1,937
Proceeds from sale of property and equipment	50	105
Cash used for investing activities	(11,516)	(12,187)
Financing activities:
Change in bank overdraft	1,179	20,578
Repayment of revolving credit facility	(33,700)	—
Cash dividends paid	(15,934)	(15,785)
Repurchases of common stock	—	(5,000)
Excess tax benefits related to share-based compensation	240	346
Proceeds from exercise of stock options	125	937
Other, net	(2,324)	(1,868)
Cash used for financing activities	(50,414)	(792)
Effect of exchange rate changes on cash and cash equivalents	(4,489)	245
Net increase in cash and cash equivalents	102,284	80,468
Cash and cash equivalents at beginning of period	56,772	101,905
Cash and cash equivalents at end of period	$159,056	$182,373
Supplemental disclosure of cash flow information:
Income taxes paid, net	$4,509	$15,161
Interest paid	$5,924	$539

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
Net income				25,485			25,485
Other comprehensive income (loss)					565		565
Dividends declared ($0.25 per share)				(15,744)			(15,744)
Shares repurchased and retired	(143)	(286)		(4,714)			(5,000)
Share-based compensation expense, exercises and other	138	275	2,543				2,818
Balance March 31, 2014	63,091	$126,182	$199,148	$696,574	$10,133	$1,130	$1,033,167

Balance December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$—	$990,838
Net income				18,940			18,940
Other comprehensive income (loss)					(27,645)		(27,645)
Dividends declared ($0.2525 per share)				(15,892)			(15,892)
Shares repurchased and retired							—
Share-based compensation expense, exercises and other	32	65	1,967				2,032
Balance March 31, 2015	63,102	$126,205	$204,901	$688,813	$(51,646)	$—	$968,273

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
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). We determine the fair value of our derivatives based on quoted market prices. See Note 8 for the fair value of long-term debt and Note 9 for the fair value of derivatives.
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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The combined purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $150.6 million, which was allocated to goodwill. The following table presents, in the aggregate, the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. Adjustments relate to revised estimates pending completion of our valuation. The allocation of purchase price to assets and liabilities acquired is not yet complete.

	Preliminary Fair Value Estimated as of Acquisition Date	Differences Between Prior and Current Period Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$90,608	$98	$90,706
Property and equipment	34,048	(448)	33,600
Goodwill	150,492	79	150,571
Intangible assets	77,623	—	77,623
Total assets	352,771	(271)	352,500
Liabilities assumed:
Current liabilities	64,736	(271)	64,465
Noncurrent liabilities	26,426	—	26,426
Total liabilities	91,162	(271)	90,891
Fair value of net assets acquired, net of cash	$261,609	$—	$261,609
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 14 years.
Goodwill of $150.6 million consists largely of expected opportunities to expand our kitting capabilities. We assigned goodwill of $21.9 million to our International segment and $128.7 million to our Domestic segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for these acquisitions have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition-related expenses in the current quarter consisted primarily of transition costs incurred to integrate the acquired operations (including certain severance and contractual payments to former management). We recognized pre-tax acquisition-related expenses of $2.6 million in 2015 related to these activities.
Acquisition-related expenses of $0.6 million for the quarter ended March 31, 2014 consisted primarily of costs to resolve certain contingencies with the former Movianto owner as well as remaining costs to transition Movianto’s information technology and administrative functions.
Note 4—Financing Receivables and Payables
At March 31, 2015 and December 31, 2014, we had financing receivables of $135.1 million and $196.2 million and related payables of $133.7 million and $168.8 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

Note 5—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through March 31, 2015:

	Domestic Segment	International Segment	Total
Carrying amount of goodwill, December 31, 2014	$377,089	$46,187	$423,276
Currency translation adjustments	—	(3,902)	(3,902)
Acquisitions (see Note 3)	79	—	79
Carrying amount of goodwill, March 31, 2015	$377,168	$42,285	$419,453
Intangible assets at March 31, 2015, and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$121,783	$2,565	$125,448	$3,405
Accumulated amortization	(22,117)	(109)	(19,773)	(487)
Net intangible assets	$99,666	$2,456	$105,675	$2,918
At March 31, 2015, $64.6 million in net intangible assets were held in the Domestic segment and $37.5 million were held in the International segment. Amortization expense for intangible assets was $2.4 million and $1.1 million for the three months ended March 31, 2015 and 2014.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $7.6 million for the remainder of 2015, $10.0 million for 2016, $9.9 million for 2017, $9.2 million for 2018, $9.1 million for 2019 and $9.1 million for 2020.
Note 6—Exit and Realignment Costs
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

Exit and realignment charges by segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Domestic segment	$2,639	$1,294
International segment	4,672	1,330
Total exit and realignment charges	$7,311	$2,624

The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2015 and 2014:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2014	$3,575	$2,887	$6,462
Provision for exit and realignment activities	256	142	398
Cash payments, net of sublease income	(385)	(873)	(1,258)
Accrued exit and realignment costs, March 31, 2015	$3,446	$2,156	$5,602

Accrued exit and realignment costs, December 31, 2013	$2,434	$475	$2,909
Provision for exit and realignment activities	532	807	1,339
Cash payments, net of sublease income	(411)	(327)	(738)
Accrued exit and realignment costs, March 31, 2014	$2,555	$955	$3,510
In addition to the exit and realignment accruals in the preceding table, we also incurred $6.9 million of costs that were expensed as incurred for the quarter ended March 31, 2015, including $3.0 million in accelerated amortization of an information system that is being replaced, $1.8 million in facility costs, $1.3 million in labor costs, $0.3 million in information systems costs and $0.5 million in other costs.
We incurred $1.3 million in charges that were expensed as incurred for the quarter ended March 31, 2014 including $0.5 million in relocation costs, $0.5 million in property related costs, and $0.3 million in labor and other costs.
We expect additional exit and realignment charges of approximately $7.0 million over the remainder of 2015 for activities initiated through March 31, 2015.
Note 7—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
Service cost	$33	$36
Interest cost	464	482
Recognized net actuarial loss	401	204
Net periodic benefit cost	$898	$722
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014.
Note 8—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of March 31, 2015 and December 31, 2014, the estimated fair value of the 2021 Notes was $287.4 million and $275.1 million and the estimated fair value of the 2024 Notes was $291.4 million and $283.9 million, respectively.

We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at March 31, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At March 31, 2015, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of March 31, 2015 and 2014, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2015.
Note 9—Derivatives
When deemed appropriate, we use derivatives, primarily forward contracts, as a risk management tool to mitigate the potential impact of foreign currency exchange risk. The total notional values of our foreign currency derivatives was $7.0 million at March 31, 2015 and $10.0 million as of December 31, 2014. We do not currently have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments are immediately recognized into earnings. At March 31, 2015 and December 31, 2014 the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $1.3 million and $0.7 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating income, net was $0.8 million for the first quarter of 2015. We did not hold foreign currency contracts in the first quarter of 2014. We consider the risk of counterparty default to be minimal.
Note 10—Income Taxes
The effective tax rate was 44.4% for the three months ended March 31, 2015, compared to 40.8% in the same quarter of 2014. The change in rate is due to the impact of foreign taxes and certain acquisition-related charges which are not deductible for tax purposes. The liability for unrecognized tax benefits was $6.9 million at March 31, 2015 and $6.7 million at December 31, 2014. Included in the liability at March 31, 2015 were $4.3 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 11—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net income	$18,940	$25,485
Less: income allocated to unvested restricted shares	(161)	(188)
Net income attributable to common shareholders - basic	18,779	25,297
Add: undistributed income attributable to unvested restricted shares - basic	18	51
Less: undistributed income attributable to unvested restricted shares - diluted	(18)	(51)
Net income attributable to common shareholders - diluted	$18,779	$25,297
Denominator:
Weighted average shares outstanding - basic	62,264	62,304
Dilutive shares - stock options	2	13
Weighted average shares outstanding - diluted	62,266	62,317
Net income per share attributable to common shareholders:
Basic	$0.30	$0.41
Diluted	$0.30	$0.41
Note 12—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. We did not purchase any shares during the three months ended March 31, 2015. As of March 31, 2015, we have approximately $90.1 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 13—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2015 and 2014:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	—	(27,941)	38	(27,903)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(27,941)	38	(27,903)
Amounts reclassified from accumulated other comprehensive income (loss)	401	—	—	401
Income tax	(143)	—	—	(143)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	258	—	—	258
Other comprehensive income (loss)	258	(27,941)	38	(27,645)
Accumulated other comprehensive income (loss), March 31, 2015	$(10,065)	$(41,588)	$7	$(51,646)

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	—	467	—	467
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	467	—	467
Amounts reclassified from accumulated other comprehensive income (loss)	204	—	(17)	187
Income tax	(97)	—	8	(89)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	107	—	(9)	98
Other comprehensive income (loss)	107	467	(9)	565
Accumulated other comprehensive income (loss), March 31, 2014	$(6,372)	$16,359	$146	$10,133
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three months ended March 31, 2015 and 2014, we reclassified $0.4 million and $0.2 million of actuarial net losses.
Note 14—Commitments and Contingencies
Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We are subject to audits of these reimbursements for up to seven years from the date of the service.
In the first quarter of 2015, we settled our dispute and terminated the service contract with a customer in the United Kingdom. As part of the settlement, we entered into a transition agreement for the transfer of services back to this customer and paid approximately $3.9 million that was fully accrued at December 31, 2014. Substantially all outstanding accounts receivable as of December 31, 2014 related to this contract have been received.

Note 15—Segment Information
We evaluate the performance of our segments based on the operating earnings of the segments, excluding acquisition-related and exit and realignment charges.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2015	2014
Net revenue:
Domestic	$2,285,635	$2,148,915
International	105,561	107,465
Consolidated net revenue	$2,391,196	$2,256,380

Operating earnings (loss):
Domestic	$50,512	$52,734
International	379	(3,188)
Acquisition-related and exit and realignment charges (1)	(9,916)	(3,262)
Consolidated operating earnings	$40,975	$46,284

Depreciation and amortization:
Domestic	$10,738	$8,975
International	5,431	4,889
Consolidated depreciation and amortization	$16,169	$13,864

Capital expenditures:
Domestic	$8,651	$10,175
International	2,915	4,054
Consolidated capital expenditures	$11,566	$14,229

	March 31, 2015	December 31, 2014
Total assets:
Domestic	$2,101,477	$2,139,972
International	438,977	538,662
Segment assets	2,540,454	2,678,634
Cash and cash equivalents	159,056	56,772
Consolidated total assets	$2,699,510	$2,735,406
 (1) The first quarter of 2015 includes $3.0 million in accelerated amortization related to an information system that is being replaced.

Note 16—Condensed Consolidating Financial Information
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

Three Months Ended March 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Income
Net revenue	$—	$2,250,704	$180,361	$(39,869)	$2,391,196
Cost of goods sold	—	2,034,032	99,818	(40,255)	2,093,595
Gross margin	—	216,672	80,543	386	297,601
Selling, general and administrative expenses	39	160,577	73,209	—	233,825
Acquisition-related and exit and realignment charges	—	3,577	6,339	—	9,916
Depreciation and amortization	—	9,103	6,766	—	15,869
Other operating income, net	—	(976)	(2,008)	—	(2,984)
Operating earnings (loss)	(39)	44,391	(3,763)	386	40,975
Interest expense (income), net	5,947	764	169	—	6,880
Income (loss) before income taxes	(5,986)	43,627	(3,932)	386	34,095
Income tax (benefit) provision	(773)	15,231	697	—	15,155
Equity in earnings of subsidiaries	24,153	—	—	(24,153)	—
Net income (loss)	18,940	28,396	(4,629)	(23,767)	18,940
Other comprehensive income (loss)	(27,645)	504	(28,149)	27,645	(27,645)
Comprehensive income (loss)	$(8,705)	$28,900	$(32,778)	$3,878	$(8,705)

Three Months Ended March 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,148,365	$119,873	$(11,858)	$2,256,380
Cost of goods sold	—	1,939,464	47,599	(11,878)	1,975,185
Gross margin	—	208,901	72,274	20	281,195
Selling, general and administrative expenses	47	154,156	71,407	—	225,610
Acquisition-related and exit and realignment charges	—	1,294	1,968	—	3,262
Depreciation and amortization	2	8,952	4,910	—	13,864
Other operating income, net	—	(7,062)	(763)	—	(7,825)
Operating earnings (loss)	(49)	51,561	(5,248)	20	46,284
Interest expense (income), net	2,472	1,243	(469)	—	3,246
Income (loss) before income taxes	(2,521)	50,318	(4,779)	20	43,038
Income tax (benefit) provision	(952)	20,160	(1,655)	—	17,553
Equity in earnings of subsidiaries	27,054	—	—	(27,054)	—
Net income (loss)	25,485	30,158	(3,124)	(27,034)	25,485
Other comprehensive income (loss)	565	106	467	(573)	565
Comprehensive income (loss)	$26,050	$30,264	$(2,657)	$(27,607)	$26,050

March 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$115,613	$10,135	$33,308	$—	$159,056
Accounts and notes receivable, net	—	494,303	112,957	(10,025)	597,235
Merchandise inventories	—	819,263	59,608	(4,133)	874,738
Other current assets	15	78,295	155,008	—	233,318
Total current assets	115,628	1,401,996	360,881	(14,158)	1,864,347
Property and equipment, net	—	110,753	111,197	—	221,950
Goodwill, net	—	247,271	172,182	—	419,453
Intangible assets, net	—	15,286	86,836	—	102,122
Due from O&M and subsidiaries	—	480,429	—	(480,429)	—
Advances to and investment in consolidated subsidiaries	1,855,506	—	—	(1,855,506)	—
Other assets, net	4,498	64,961	22,179	—	91,638
Total assets	$1,975,632	$2,320,696	$753,275	$(2,350,093)	$2,699,510
Liabilities and equity
Current liabilities
Accounts payable	$—	$659,644	$43,038	$(8,983)	$693,699
Accrued payroll and related liabilities	—	14,227	10,764	—	24,991
Deferred income taxes	—	39,602	(1,782)	—	37,820
Other accrued liabilities	6,709	89,991	176,404	—	273,104
Total current liabilities	6,709	803,464	228,424	(8,983)	1,029,614
Long-term debt, excluding current portion	547,834	5,728	21,044	—	574,606
Due to O&M and subsidiaries	452,816	—	62,924	(515,740)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	33,908	29,413	—	63,321
Other liabilities	—	56,079	7,617	—	63,696
Total liabilities	1,007,359	1,038,069	349,422	(663,613)	1,731,237
Equity
Common stock	126,205	—	—	—	126,205
Paid-in capital	204,901	241,875	516,608	(758,483)	204,901
Retained earnings (deficit)	688,813	1,050,782	(71,116)	(979,666)	688,813
Accumulated other comprehensive income (loss)	(51,646)	(10,030)	(41,639)	51,669	(51,646)
Total equity	968,273	1,282,627	403,853	(1,686,480)	968,273
Total liabilities and equity	$1,975,632	$2,320,696	$753,275	$(2,350,093)	$2,699,510

December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$22,013	$3,912	$30,847	$—	$56,772
Accounts and notes receivable, net	—	519,951	144,463	(38,222)	626,192
Merchandise inventories	—	816,915	60,061	(4,519)	872,457
Other current assets	(24,748)	90,733	224,220	25,080	315,285
Total current assets	(2,735)	1,431,511	459,591	(17,661)	1,870,706
Property and equipment, net	—	110,076	122,903	—	232,979
Goodwill, net	—	247,271	176,005	—	423,276
Intangible assets, net	—	15,805	92,788	—	108,593
Due from O&M and subsidiaries	—	357,304	—	(357,304)	—
Advances to and investments in consolidated subsidiaries	1,893,767	—	—	(1,893,767)	—
Other assets, net	4,637	66,836	28,379	—	99,852
Total assets	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$—	$567,285	$54,898	$(13,337)	$608,846
Accrued payroll and related liabilities	—	16,434	15,073	—	31,507
Deferred income taxes	—	39,667	(1,688)	—	37,979
Other current liabilities	6,441	83,698	236,084	—	326,223
Total current liabilities	6,441	707,084	304,367	(13,337)	1,004,555
Long-term debt, excluding current portion	547,763	39,915	20,873	—	608,551
Due to O&M and subsidiaries	350,627	—	77,788	(428,415)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	33,162	30,739	—	63,901
Other liabilities	—	55,794	11,767	—	67,561
Total liabilities	904,831	974,845	445,534	(580,642)	1,744,568
Equity					—
Common stock	126,140	—	—	—	126,140
Paid-in capital	202,934	241,877	514,314	(756,191)	202,934
Retained earnings (deficit)	685,765	1,022,379	(66,479)	(955,900)	685,765
Accumulated other comprehensive income (loss)	(24,001)	(10,298)	(13,703)	24,001	(24,001)
Total equity	990,838	1,253,958	434,132	(1,688,090)	990,838
Total liabilities and equity	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406

Three Months Ended March 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$18,940	$28,396	$(4,629)	$(23,767)	$18,940
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(24,153)	—	—	24,153	—
Depreciation and amortization	—	9,105	10,018	—	19,123
Share-based compensation expense	—	2,597	—	—	2,597
Provision for losses on accounts and notes receivable	—	(36)	256	—	220
Deferred income tax expense (benefit)	—	(373)	883	—	510
Changes in operating assets and liabilities:
Accounts and notes receivable	—	26,519	(5,561)	6,398	27,356
Merchandise inventories	—	(2,348)	(3,928)	2,388	(3,888)
Accounts payable	—	92,359	3,424	(6,839)	88,944
Net change in other assets and liabilities	541	16,418	(1,046)	(2,333)	13,580
Other, net	209	636	476	—	1,321
Cash provided by (used for) operating activities	(4,463)	173,273	(107)	—	168,703
Investing activities:
Additions to property and equipment	—	(6,552)	(1,067)	—	(7,619)
Additions to computer software and intangible assets	—	(1,457)	(2,490)	—	(3,947)
Proceeds from the sale of property and equipment	—	50	—	—	50
Cash used for investing activities	—	(7,959)	(3,557)	—	(11,516)
Financing activities:
Change in bank overdraft	—	—	1,179	—	1,179
Change in intercompany advances	114,499	(124,681)	10,182	—	—
Repayment of revolving credit facility	—	(33,700)	—	—	(33,700)
Cash dividends paid	(15,934)	—	—	—	(15,934)
Excess tax benefits related to share-based compensation	240	—	—	—	240
Proceeds from exercise of stock options	125	—	—	—	125
Other, net	(867)	(710)	(747)	—	(2,324)
Cash provided by (used for) financing activities	98,063	(159,091)	10,614	—	(50,414)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,489)	—	(4,489)
Net increase (decrease) in cash and cash equivalents	93,600	6,223	2,461	—	102,284
Cash and cash equivalents at beginning of period	22,013	3,912	30,847		56,772
Cash and cash equivalents at end of period	$115,613	$10,135	$33,308	$—	$159,056

Three Months Ended March 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$25,485	$30,158	$(3,124)	$(27,034)	$25,485
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(27,054)	—	—	27,054	—
Depreciation and amortization	2	8,952	4,910	—	13,864
Share-based compensation expense	—	2,570	72	—	2,642
Provision for losses on accounts and notes receivable	—	96	(42)	—	54
Deferred income tax expense (benefit)	—	(588)	(234)	—	(822)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	26,879	2,530	419	29,828
Merchandise inventories	—	7,563	(3,835)	(21)	3,707
Accounts payable	—	23,375	(7,142)	(418)	15,815
Net change in other assets and liabilities	3,138	12,734	(11,951)	—	3,921
Other, net	(388)	(745)	(159)		(1,292)
Cash provided by (used for) operating activities	1,183	110,994	(18,975)	—	93,202
Investing activities:
Additions to property and equipment	—	(4,036)	(3,263)	—	(7,299)
Additions to computer software and intangible assets	—	(6,139)	(791)	—	(6,930)
Proceeds from investment sale	—	1,937	—	—	1,937
Proceeds from the sale of property and equipment	—	11	94	—	105
Cash used for investing activities	—	(8,227)	(3,960)	—	(12,187)
Financing activities:
Change in bank overdraft	—	—	20,578	—	20,578
Change in intercompany advances	78,263	(78,631)	368	—	—
Cash dividends paid	(15,785)	—	—	—	(15,785)
Repurchases of common stock	(5,000)	—	—	—	(5,000)
Excess tax benefits related to share-based compensation	346	—	—	—	346
Proceeds from exercise of stock options	937	—	—	—	937
Other, net	(1,035)	(579)	(254)	—	(1,868)
Cash provided by (used for) financing activities	57,726	(79,210)	20,692	—	(792)
Effect of exchange rate changes on cash and cash equivalents	—	—	245	—	245
Net increase (decrease) in cash and cash equivalents	58,909	23,557	(1,998)	—	80,468
Cash and cash equivalents at beginning of period	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of period	$133,300	$25,569	$23,504	$—	$182,373

Note 17—Recent Accounting Pronouncements
There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2014. There are no new accounting pronouncements that we anticipate will have a material impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2014. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. The Domestic segment includes all functions relating to our role as a medical supply logistics company providing distribution, packaging and logistics services to healthcare providers and manufacturers in the United States. The International segment consists of our European third-party logistics and packaging businesses. Segment financial information is provided in Note 15 of Notes to Consolidated Financial Statements included in this quarterly report.
Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2015	2014
Operating earnings, as reported (GAAP)	$40,975	$46,284
Acquisition-related and exit and realignment charges	9,916	3,262
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$50,891	$49,546
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.13%	2.20%
Net income, as reported (GAAP)	$18,940	$25,485
Acquisition-related and exit and realignment charges, net of tax	8,592	2,222
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$27,532	$27,707
Net income per diluted common share, as reported (GAAP)	$0.30	$0.41
Acquisition-related and exit and realignment charges, per diluted common share	0.14	0.03
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.44	$0.44
Adjusted EPS (non-GAAP) was $0.44 in the first quarter of 2015, unchanged when compared with prior year. Domestic segment operating earnings of $50.5 million decreased $2.2 million from the first quarter of 2014. The prior year included the recovery of $5.3 million related to the settlement of a direct purchaser anti-trust class action lawsuit. The International segment improved in the first quarter of 2015 to operating income of $0.4 million compared to a loss of $3.2 million in the same period of 2014.
Use of Non-GAAP Measures
Adjusted operating earnings, adjusted net income and adjusted EPS are an alternative view of performance used by management, and we believe that investors' understanding of our performance is enhanced by disclosing these performance measures In general, the measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. Management uses these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.

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
Acquisition-related charges, pre-tax, were $2.6 million and $0.6 million in the first quarter of 2015 and 2014. Current quarter charges consist primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to former management and costs to transition information technology and other administrative functions.
Exit and realignment charges, pre-tax, of $7.3 million and $2.6 million in the first quarter of 2015 and 2014 were associated with optimizing our operations and include the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe, as well as other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in Europe.
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
Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Domestic	$2,285,635	$2,148,915	$136,720	6.4%
International	105,561	107,465	(1,904)	(1.8)%
Net revenue	$2,391,196	$2,256,380	$134,816	6.0%
Consolidated net revenue improved in the first quarter of 2015 as a result of strong growth in our Domestic segment. Excluding the impact of the 2014 fourth quarter acquisitions, net revenue increased by 4.7% in our Domestic segment and declined by 11.1% in our International segment. In the Domestic segment, the continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers and lost business when compared to prior year. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The decrease in the International segment was driven by unfavorable foreign currency translation impacts of $17.0 million which was partially offset by organic growth. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.
Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of goods sold	$2,093,595	$1,975,185	$118,410	6.0%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Beginning in the fourth quarter of 2014, cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our packaging operations. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in sales activity through our distribution and packaging businesses, cost of goods sold increased $118.4 million compared to the first quarter of 2014.

Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Gross margin	$297,601	$281,195	$16,406	5.8%
As a % of net revenue	12.45%	12.46%
The increase in gross margin compared to the first quarter of 2014 is largely attributable to revenue growth in the Domestic segment as described above. The International segment also experienced an increase in gross margin from revenue growth though these benefits were offset by $11.9 million in unfavorable impacts of foreign currency translation.
Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
SG&A expenses	$233,825	$225,610	$8,215	3.6%
As a % of net revenue	9.78%	10.00%
Depreciation and amortization	$15,869	$13,864	$2,005	14.5%
Other operating income, net	$(2,984)	$(7,825)	$4,841	(61.9)%
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
The increase in SG&A expenses compared to prior year is largely attributable to increased warehouse expenses, salaries and transportation costs associated with incremental sales activity in both segments partially offset by favorable foreign currency translation impacts of $11.1 million in the International segment. The Domestic segment also incurred $0.4 million in costs associated with our previously announced CEO search which includes professional fees, consulting, meeting and travel expenses and other costs associated with the leadership succession plan.
Depreciation and amortization expense increased in the first quarter of 2015 compared to the same period of the prior year as a result of property, equipment and intangible assets acquired with business combinations in the fourth quarter of 2014. In connection with our packaging businesses, approximately $0.3 million in depreciation for the first quarter of 2015 and $0.0 million for the first quarter of 2014 is also included in cost of goods sold. Additional amortization of $3.0 million related to the accelerated amortization of an information system which is being replaced in the International segment is included in acquisition-related and exit and realignment charges for the current quarter.
The decrease in other operating income, net compared to 2014 is attributed primarily to the benefit in the prior year of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit which did not re-occur in the current year.

Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$6,880	$3,246	$3,634	112.0%
Effective interest rate	4.73%	6.08%
The increase in interest expense in the first quarter of 2015 compared to the same period of 2014 is a result of the new Senior Notes issued on September 16, 2014.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax provision	$15,155	$17,553	$(2,398)	(13.7)%
Effective tax rate	44.4%	40.8%
The change in the provision for income taxes compared to 2014, including income taxes on acquisition-related and exit and realignment charges, is a result of the amount of pretax income earned in different tax jurisdictions and the deductibility of certain acquisition-related charges for income tax purposes.
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

	March 31, 2015	December 31, 2014	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$159,056	$56,772	$102,284	180.2%
Accounts and notes receivable, net of allowances	$597,235	$626,192	$(28,957)	(4.6)%
Consolidated DSO (1)	21.2	22.1
Merchandise inventories	$874,738	$872,457	$2,281	0.3%
Consolidated inventory turnover (2)	9.7	10.1
Accounts payable	$693,699	$608,846	$84,853	13.9%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended March 31, 2015 and December 31, 2014

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014:

(Dollars in thousands)	2015	2014
Net cash provided by (used for):
Operating activities	$168,703	$93,202
Investing activities	(11,516)	(12,187)
Financing activities	(50,414)	(792)
Effect of exchange rate changes	(4,489)	245
Increase in cash and cash equivalents	$102,284	$80,468
Cash provided by operating activities was $168.7 million in the first three months of 2015, compared to $93.2 million in the same period of 2014. The increase in cash from operating activities for the first three months of 2015 compared to the same period in 2014 was primarily due to routine changes in working capital including timing of payments to vendors.
Cash used for investing activities was $11.5 million in the first three months of 2015, compared to $12.2 million in the same period of 2014. Investing activities in 2015 and 2014 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash used for financing activities in the first three months of 2015 was $50.4 million, compared to $0.8 million used in the same period of 2014. During the first three months of 2015, we paid dividends of $15.9 million (compared to $15.8 million in the same period of 2014) and repaid $33.7 million in borrowings on our Amended Credit Agreement. Financing activities in the first quarter of 2014 also included $20.6 million in a bank overdraft related to timing of payments and collections in our order-to-cash business at March 31, 2014.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at March 31, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At March 31, 2015 , we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of March 31, 2015 and December 31, 2014 which supports our facilities leased in Europe.
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
In the first quarter of 2015, we paid cash dividends on our outstanding common stock at the rate of $0.2525 per share, which represents a 1.0% increase over the rate of $0.25 per share paid in the first quarter of 2014. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and may be suspended or discontinued at any time. During the first quarter of 2015, we did not repurchase any shares under this program. At March 31, 2015, the remaining amount authorized for repurchase under this program was $90.1 million.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $33.0 million and $31.5 million as of March 31, 2015 and December 31, 2014. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2015.
Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•	competitive pressures in the marketplace, including intense pricing pressure;

•	our ability to retain existing and attract new customers in a market characterized by significant customer consolidation and intense cost-containment initiatives;

•	our dependence on sales to certain customers or the loss or material reduction in purchases by key customers;

•	our dependence on distribution of product of certain suppliers;

•	our ability to successfully identify, manage or integrate acquisitions;

•
our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, changes in regulatory conditions, deteriorating economic conditions, adverse tax consequences, and other risks of operating in international markets;

•	uncertainties related to and our ability to adapt to changes in government regulations, including healthcare laws and regulations (including the Affordable Care Act);

•	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;

•	uncertainties related to general economic, regulatory and business conditions;

•	our ability to successfully implement our strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	the ability of customers and suppliers to meet financial commitments due to us;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	changing trends in customer profiles and ordering patterns and our ability to meet customer demand for additional value-added services;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	availability of and our ability to access special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk;

•	the risk that information systems are interrupted or damaged or fail for any extended period of time or that there is a data security breach;

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals; and

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at March 31, 2015. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.92 per gallon in the first three months of 2015, a decrease from $3.96 per gallon in the first three months of 2014. Based on our fuel consumption in the first three months of 2015, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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

Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the fourth quarter of 2014, we acquired Medical Action and ArcRoyal. These acquisitions represent $333 million of total assets and $45.6 million of revenues as of and for the three months ended March 31, 2015. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of these acquisitions.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Through March 31, 2015, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Through March 31, 2015, there have been no material changes in the risk factors described in such Annual Report.
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
We did not repurchase any shares during the first quarter of 2015.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	April 28, 2015	/s/ James L. Bierman
James L. Bierman
President & Chief Executive Officer

Date:	April 28, 2015	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Performance Share Award Agreement

10.2	Form of Annual Executive Incentive Program

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document