Form 10-Q
period 2015-06-30
OWENS & MINOR INC/VA/
filed 2015-07-28
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Registrant’s telephone number, including area code (804) 723-7000
 _________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 24, 2015, was 63,018,058 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net revenue	$2,422,167	$2,305,858	$4,813,363	$4,562,239
Cost of goods sold	2,123,830	2,023,586	4,217,425	3,998,771
Gross margin	298,337	282,272	595,938	563,468
Selling, general and administrative expenses	231,498	225,838	465,323	451,448
Acquisition-related and exit and realignment charges	5,707	7,593	15,623	10,855
Depreciation and amortization	15,460	13,892	31,329	27,756
Other operating income, net	(2,188)	(2,152)	(5,172)	(9,978)
Operating earnings	47,860	37,101	88,835	83,387
Interest expense, net	6,680	3,342	13,560	6,589
Income before income taxes	41,180	33,759	75,275	76,798
Income tax provision	16,954	13,883	32,109	31,436
Net income	$24,226	$19,876	$43,166	$45,362
Net income per common share:
Basic	$0.39	$0.32	$0.69	$0.72
Diluted	$0.39	$0.32	$0.69	$0.72
Cash dividends per common share	$0.2525	$0.25	$0.505	$0.50

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$24,226	$19,876	$43,166	$45,362
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2015 and 2014)	6,606	(570)	(21,335)	(103)
Change in unrecognized net periodic pension costs (net of income tax of $141 and $285 in 2015 and $90 and $186 in 2014)	260	112	518	219
Other (net of income tax of $0 in 2015 and $8 and $16 in 2014)	(8)	15	30	6
Total other comprehensive income (loss), net of tax	6,858	(443)	(20,787)	122
Comprehensive income	$31,084	$19,433	$22,379	$45,484

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2015	2014
Assets
Current assets
Cash and cash equivalents	$200,969	$56,772
Accounts and notes receivable, net of allowances of $13,220 and $13,306	580,739	626,192
Merchandise inventories	903,501	872,457
Other current assets	275,481	315,285
Total current assets	1,960,690	1,870,706
Property and equipment, net of accumulated depreciation of $173,278 and $163,377	219,372	232,979
Goodwill, net	421,760	423,276
Intangible assets, net	100,904	108,593
Other assets, net	92,180	99,852
Total assets	$2,794,906	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$753,495	$608,846
Accrued payroll and related liabilities	34,797	31,507
Deferred income taxes	41,378	37,979
Other accrued liabilities	288,432	326,223
Total current liabilities	1,118,102	1,004,555
Long-term debt, excluding current portion	574,623	608,551
Deferred income taxes	62,282	63,901
Other liabilities	62,772	67,561
Total liabilities	1,817,779	1,744,568
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,018 shares and 63,070 shares	126,036	126,140
Paid-in capital	205,727	202,934
Retained earnings	690,152	685,765
Accumulated other comprehensive income	(44,788)	(24,001)
Total equity	977,127	990,838
Total liabilities and equity	$2,794,906	$2,735,406

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating activities:
Net income	$43,166	$45,362
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,138	27,756
Share-based compensation expense	5,048	4,190
Provision for losses on accounts and notes receivable	41	334
Deferred income tax (benefit) expense	2,992	(5,151)
Changes in operating assets and liabilities:
Accounts and notes receivable	41,622	28,477
Merchandise inventories	(31,866)	(48,575)
Accounts payable	145,682	54,922
Net change in other assets and liabilities	2,771	(32,765)
Other, net	1,196	(1,078)
Cash provided by operating activities	246,790	73,472
Investing activities:
Additions to property and equipment	(12,009)	(25,657)
Additions to computer software and intangible assets	(10,816)	(13,166)
Proceeds from sale of investment	—	1,937
Proceeds from sale of property and equipment	837	45
Cash used for investing activities	(21,988)	(36,841)
Financing activities:
Change in bank overdraft	1,530	—
Repayment of revolving credit facility	(33,700)	—
Cash dividends paid	(31,867)	(31,564)
Repurchases of common stock	(7,440)	(9,448)
Excess tax benefits related to share-based compensation	457	444
Proceeds from exercise of stock options	—	1,180
Purchase of noncontrolling interest	—	(1,500)
Other, net	(5,112)	(4,441)
Cash used for financing activities	(76,132)	(45,329)
Effect of exchange rate changes on cash and cash equivalents	(4,473)	(1,180)
Net increase (decrease) in cash and cash equivalents	144,197	(9,878)
Cash and cash equivalents at beginning of period	56,772	101,905
Cash and cash equivalents at end of period	$200,969	$92,027
Supplemental disclosure of cash flow information:
Income taxes paid, net	$27,542	$56,837
Interest paid	$13,260	$7,402

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
Net income				45,362			45,362
Other comprehensive income					122		122
Dividends declared ($0.50 per share)				(31,473)			(31,473)
Shares repurchased and retired	(277)	(555)		(8,893)			(9,448)
Share-based compensation expense, exercises and other	247	495	3,109				3,604
Purchase of noncontrolling interest			(695)			(1,130)	(1,825)
Balance June 30, 2014	63,066	$126,133	$199,019	$696,543	$9,690	$—	$1,031,385

Balance December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$—	$990,838
Net income				43,166			43,166
Other comprehensive income					(20,787)		(20,787)
Dividends declared ($0.505 per share)				(31,779)			(31,779)
Shares repurchased and retired	(220)	(440)		(7,000)			(7,440)
Share-based compensation expense, exercises and other	168	336	2,793				3,129
Balance June 30, 2015	63,018	$126,036	$205,727	$690,152	$(44,788)	$—	$977,127

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
Note 3—Acquisitions
On October 1, 2014, we completed the acquisition of Medical Action Industries Inc. (Medical Action), a leading producer of surgical kits and procedure trays, which enabled an expansion of our capabilities in the assembly of kits, packs and trays for the healthcare market.
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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our preliminary estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The combined purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $151.3 million, which was allocated to goodwill. The following table presents, in the aggregate, the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. Adjustments relate to revised estimates pending completion of our valuation. The allocation of purchase price to assets and liabilities acquired is not yet complete as we are working to finalize the valuation of specific fixed assets and liabilities.

	Preliminary Fair Value Estimated as of Acquisition Date	Differences Between Prior and Current Period Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$90,608	$147	$90,755
Property and equipment	34,048	(1,234)	32,814
Goodwill	150,492	773	151,265
Intangible assets	77,623	—	77,623
Total assets	352,771	(314)	352,457
Liabilities assumed:
Current liabilities	64,736	(314)	64,422
Noncurrent liabilities	26,426	—	26,426
Total liabilities	91,162	(314)	90,848
Fair value of net assets acquired, net of cash	$261,609	$—	$261,609
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 14 years.
Goodwill of $151.3 million consists largely of expected opportunities to expand our kitting capabilities. We assigned goodwill of $21.9 million to our International segment and $129.4 million to our Domestic segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for these acquisitions have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition-related expenses in 2015 consisted primarily of transition costs incurred to integrate the acquired operations (including certain severance and contractual payments to former management). We recognized pre-tax acquisition-related expenses of $1.8 million in the second quarter and $4.4 million year-to-date in 2015 related to these activities.
Acquisition-related expenses of $3.5 million and $4.1 million in the three and six months ended June 30, 2014 consisted of costs to perform due diligence and analysis related to the Medical Action and ArcRoyal acquisitions, as well as certain costs in Movianto to resolve issues and claims with the former owner.
Note 4—Financing Receivables and Payables
At June 30, 2015 and December 31, 2014, we had financing receivables of $157.5 million and $196.2 million and related payables of $136.5 million and $168.8 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through June 30, 2015:

	Domestic Segment	International Segment	Total
Carrying amount of goodwill, December 31, 2014	$377,089	$46,187	$423,276
Currency translation adjustments	—	(2,289)	(2,289)
Acquisitions (see Note 3)	773	—	773
Carrying amount of goodwill, June 30, 2015	$377,862	$43,898	$421,760

Intangible assets at June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$123,222	$2,695	$125,448	$3,405
Accumulated amortization	(24,905)	(108)	(19,773)	(487)
Net intangible assets	$98,317	$2,587	$105,675	$2,918
At June 30, 2015, $63.2 million in net intangible assets were held in the Domestic segment and $37.7 million were held in the International segment. Amortization expense for intangible assets was $2.4 million and $1.1 million for the three months ended June 30, 2015 and 2014 and $4.9 million and $2.2 million for the six months ended June 30, 2015 and 2014.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $5.0 million for the remainder of 2015, $10.2 million for 2016, $10.0 million for 2017, $9.4 million for 2018, $9.3 million for 2019 and $9.3 million for 2020.
Note 6—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees and costs to streamline administrative functions and processes.
Exit and realignment charges by segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Domestic segment	$(124)	$2,303	$2,515	$3,596
International segment	4,045	1,801	8,717	3,131
Total exit and realignment charges	$3,921	$4,104	$11,232	$6,727
The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2015 and 2014:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2014	$3,575	$2,887	$6,462
Provision for exit and realignment activities	256	142	398
Cash payments, net of sublease income	(385)	(873)	(1,258)
Accrued exit and realignment costs, March 31, 2015	3,446	2,156	5,602
Provision for exit and realignment activities	572	392	964
Cash payments, net of sublease income	(349)	(1,171)	(1,520)
Accrued exit and realignment costs, June 30, 2015	$3,669	$1,377	$5,046

Accrued exit and realignment costs, December 31, 2013	$2,434	$475	$2,909
Provision for exit and realignment activities	532	807	1,339
Cash payments, net of sublease income	(411)	(327)	(738)
Accrued exit and realignment costs, March 31, 2014	2,555	955	3,510
Provision for exit and realignment activities	6	2,236	2,242
Cash payments, net of sublease income	(383)	(1,095)	(1,478)
Accrued exit and realignment costs, June 30, 2014	$2,178	$2,096	$4,274
In addition to the exit and realignment accruals in the preceding table, we also incurred $2.9 million of costs that were expensed as incurred for the three months ended June 30, 2015, including $1.2 million in accelerated amortization of an information system that has been replaced, $0.8 million in property related costs, $0.7 million in information systems costs, and $0.2 million in other costs. In the first quarter of 2015, we also incurred $6.9 million of costs that were expensed as incurred, including $3.0 million in accelerated amortization of an information system that has been replaced, $1.8 million in facility costs, $1.3 million in labor costs, $0.3 million in information systems costs and $0.5 million in other costs.
For the three months ended June 30, 2014, we recognized $1.9 million in costs that were expensed as incurred, including $0.9 million in property related costs, $0.7 million in labor costs, and $0.2 million in information technology costs. Additional expense in the first quarter of 2014 of $1.3 million were comprised of $0.5 million in relocation costs, $0.5 million in property related costs, and $0.3 million in labor and other costs.
We expect additional exit and realignment charges of approximately $1.7 million over the remainder of 2015 for activities initiated in the Domestic and International segments through June 30, 2015.
Note 7—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and six months ended June 30, 2015 and 2014, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$32	$40	$65	$75
Interest cost	464	482	929	965
Recognized net actuarial loss	401	202	802	406
Net periodic benefit cost	$897	$724	$1,796	$1,446
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.5 million for the three months ended June 30, 2015 and 2014 and $1.0 million and $1.0 million for the six months ended June 30, 2015 and 2014.
Note 8—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of June 30, 2015 and December 31, 2014, the estimated fair value of the 2021 Notes was $280.7 million and $275.1 million and the estimated fair value of the 2024 Notes was $279.7 million and $283.9 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at June 30, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At June 30, 2015, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of June 30, 2015 and December 31, 2014, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2015.

Note 9—Derivatives
When deemed appropriate, we use derivatives, primarily forward contracts, as a risk management tool to mitigate the potential impact of foreign currency exchange risk. The total notional values of our foreign currency derivatives was $5.7 million at June 30, 2015 and $10.0 million as of December 31, 2014. We do not currently have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments are immediately recognized into earnings. At June 30, 2015 and December 31, 2014 the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $0.9 million and $0.7 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating expense was $0.5 million and other operating income was $0.3 million for the three and six months ended June 30, 2015. We did not hold foreign currency contracts in the first six months of 2014. We consider the risk of counterparty default to be minimal.
Note 10—Income Taxes
The effective tax rate was 41.2% and 42.7% for the three and six months ended June 30, 2015, compared to 41.1% and 40.9% in the same periods of 2014. The change in rate is mainly due to the impact of foreign taxes and the effect of certain acquisition-related costs which are not deductible for tax purposes. The liability for unrecognized tax benefits was $6.0 million at June 30, 2015, and $6.7 million at December 31, 2014. Included in the liability at June 30, 2015 were $3.6 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. In the current quarter, the Company concluded the examinations of our 2012 and 2013 federal income tax returns.  The impact of these examinations on our financial statements was not material.
Note 11—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$24,226	$19,876	$43,166	$45,362
Less: income allocated to unvested restricted shares	(195)	(159)	(359)	(345)
Net income attributable to common shareholders - basic	24,031	19,717	42,807	45,017
Add: undistributed income attributable to unvested restricted shares - basic	42	19	63	68
Less: undistributed income attributable to unvested restricted shares - diluted	(42)	(19)	(63)	(68)
Net income attributable to common shareholders - diluted	$24,031	$19,717	$42,807	$45,017
Denominator:
Weighted average shares outstanding - basic	62,226	62,311	62,281	62,271
Dilutive shares - stock options	—	5	1	9
Weighted average shares outstanding - diluted	62,226	62,316	62,282	62,280
Net income per share attributable to common shareholders:
Basic	$0.39	$0.32	$0.69	$0.72
Diluted	$0.39	$0.32	$0.69	$0.72
Note 12—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. During the six months ended June 30, 2015, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate of $7.4 million, or an average price per share of $33.82. As of June 30, 2015, we have approximately $82.6 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 13—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2015 and 2014:

	Defined Benefit Pension Plans		Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), March 31, 2015	$(10,065)		$(41,588)	$7	$(51,646)
Other comprehensive income (loss) before reclassifications	—		6,606	—	6,606
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		6,606	—	6,606
Amounts reclassified from accumulated other comprehensive income (loss)	401		—	(8)	393
Income tax	(141)		—	—	(141)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	260	—	—	(8)	252
Other comprehensive income (loss)	260		6,606	(8)	6,858
Accumulated other comprehensive income (loss), June 30, 2015	$(9,805)		$(34,982)	$(1)	$(44,788)

Accumulated other comprehensive income (loss), March 31, 2014	$(6,372)		$16,359	$146	$10,133
Other comprehensive income (loss) before reclassifications	—		(570)	29	(541)
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		(570)	29	(541)
Amounts reclassified from accumulated other comprehensive income (loss)	202		—	(22)	180
Income tax	(90)		—	8	(82)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	112		—	(14)	98
Other comprehensive income (loss)	112		(570)	15	(443)
Accumulated other comprehensive income (loss), June 30, 2014	$(6,260)		$15,789	$161	$9,690

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	—	(21,335)	—	(21,335)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(21,335)	—	(21,335)
Amounts reclassified from accumulated other comprehensive income (loss)	803	—	30	833
Income tax	(285)	—	—	(285)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	518	—	30	548
Other comprehensive income (loss)	518	(21,335)	30	(20,787)
Accumulated other comprehensive income (loss), June 30, 2015	$(9,805)	$(34,982)	$(1)	$(44,788)

Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	—	(103)	31	(72)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(103)	31	(72)
Amounts reclassified from accumulated other comprehensive income (loss)	405	—	(41)	364
Income tax	(186)	—	16	(170)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	219	—	(25)	194
Other comprehensive income (loss)	219	(103)	6	122
Accumulated other comprehensive income (loss), June 30, 2014	$(6,260)	$15,789	$161	$9,690
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three and six months ended June 30, 2015, we reclassified $0.4 million and $0.8 million of actuarial net losses. For the three and six months ended June 30, 2014, we reclassified $0.2 million and $0.4 million of actuarial net losses.
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
Note 15—Segment Information
We evaluate the performance of our segments based on their operating earnings excluding acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of the our normal business operations on a regular basis.

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue:
Domestic	$2,317,661	$2,187,535	$4,603,296	$4,336,451
International	104,506	118,323	210,067	225,788
Consolidated net revenue	$2,422,167	$2,305,858	$4,813,363	$4,562,239

Operating earnings (loss):
Domestic	$52,390	$48,317	$102,901	$101,053
International	1,177	(3,623)	1,557	(6,811)
Acquisition-related and exit and realignment charges (1)	(5,707)	(7,593)	(15,623)	(10,855)
Consolidated operating earnings	$47,860	$37,101	$88,835	$83,387

Depreciation and amortization:
Domestic	$10,504	$8,812	$21,242	$17,787
International	5,277	5,080	10,708	9,969
Consolidated depreciation and amortization	$15,781	$13,892	$31,950	$27,756

Capital expenditures:
Domestic	$3,384	$18,858	$12,035	$29,033
International	7,875	5,737	10,790	9,790
Consolidated capital expenditures	$11,259	$24,595	$22,825	$38,823

	June 30, 2015	December 31, 2014
Total assets:
Domestic	$2,130,996	$2,139,972
International	462,941	538,662
Segment assets	2,593,937	2,678,634
Cash and cash equivalents	200,969	56,772
Consolidated total assets	$2,794,906	$2,735,406
(1) The three and six months ended June 30, 2015 include $1.2 million and $4.2 million, respectively in accelerated amortization related to an information system that is being replaced.

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

Three Months Ended June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,279,725	$178,844	$(36,402)	$2,422,167
Cost of goods sold	—	2,064,515	95,570	(36,255)	2,123,830
Gross margin	—	215,210	83,274	(147)	298,337
Selling, general and administrative expenses	626	160,348	70,524	—	231,498
Acquisition-related and exit and realignment charges	—	256	5,451	—	5,707
Depreciation and amortization	—	8,910	6,550	—	15,460
Other operating income, net	—	(1,354)	(834)	—	(2,188)
Operating earnings (loss)	(626)	47,050	1,583	(147)	47,860
Interest expense (income), net	6,938	(233)	(25)	—	6,680
Income (loss) before income taxes	(7,564)	47,283	1,608	(147)	41,180
Income tax (benefit) provision	—	16,973	(19)	—	16,954
Equity in earnings of subsidiaries	31,790	—	—	(31,790)	—
Net income (loss)	24,226	30,310	1,627	(31,937)	24,226
Other comprehensive income (loss)	6,858	(21,839)	28,696	(6,857)	6,858
Comprehensive income (loss)	$31,084	$8,471	$30,323	$(38,794)	$31,084

Three Months Ended June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,187,130	$137,683	$(18,955)	$2,305,858
Cost of goods sold	—	1,978,815	63,299	(18,528)	2,023,586
Gross margin	—	208,315	74,384	(427)	282,272
Selling, general and administrative expenses	61	152,122	73,655	—	225,838
Acquisition-related and exit and realignment charges	—	3,886	3,707	—	7,593
Depreciation and amortization	2	8,790	5,100	—	13,892
Other operating income, net	—	(814)	(1,338)	—	(2,152)
Operating earnings (loss)	(63)	44,331	(6,740)	(427)	37,101
Interest expense (income), net	2,924	791	(373)	—	3,342
Income (loss) before income taxes	(2,987)	43,540	(6,367)	(427)	33,759
Income tax (benefit) provision	(1,200)	17,808	(2,725)	—	13,883
Equity in earnings of subsidiaries	21,663	—	—	(21,663)	—
Net income (loss)	19,876	25,732	(3,642)	(22,090)	19,876
Other comprehensive income (loss)	(443)	111	(570)	459	(443)
Comprehensive income (loss)	$19,433	$25,843	$(4,212)	$(21,631)	$19,433

Six Months Ended June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,529,430	$360,204	$(76,271)	$4,813,363
Cost of goods sold	—	4,098,327	195,608	(76,510)	4,217,425
Gross margin	—	431,103	164,596	239	595,938
Selling, general and administrative expenses	665	320,925	143,733	—	465,323
Acquisition-related and exit and realignment charges	—	3,833	11,790	—	15,623
Depreciation and amortization	—	18,014	13,315	—	31,329
Other operating income, net	—	(2,331)	(2,841)	—	(5,172)
Operating earnings (loss)	(665)	90,662	(1,401)	239	88,835
Interest expense (income), net	12,885	581	94	—	13,560
Income (loss) before income taxes	(13,550)	90,081	(1,495)	239	75,275
Income tax (benefit) provision	(773)	31,759	1,123	—	32,109
Equity in earnings of subsidiaries	55,943	—	—	(55,943)	—
Net income (loss)	43,166	58,322	(2,618)	(55,704)	43,166
Other comprehensive income (loss)	(20,787)	(21,335)	548	20,787	(20,787)
Comprehensive income (loss)	$22,379	$36,987	$(2,070)	$(34,917)	$22,379

Six Months Ended June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,335,495	$257,558	$(30,814)	$4,562,239
Cost of goods sold	—	3,918,280	110,897	(30,406)	3,998,771
Gross margin	—	417,215	146,661	(408)	563,468
Selling, general and administrative expenses	14	306,372	145,062	—	451,448
Acquisition-related and exit and realignment charges	—	5,180	5,675	—	10,855
Depreciation and amortization	1	17,741	10,014	—	27,756
Other operating income, net	—	(7,877)	(2,101)	—	(9,978)
Operating earnings (loss)	(15)	95,799	(11,989)	(408)	83,387
Interest expense (income), net	5,399	2,034	(844)	—	6,589
Income (loss) before income taxes	(5,414)	93,765	(11,145)	(408)	76,798
Income tax (benefit) provision	(2,155)	37,994	(4,403)	—	31,436
Equity in earnings of subsidiaries	48,621	—	—	(48,621)	—
Net income (loss)	45,362	55,771	(6,742)	(49,029)	45,362
Other comprehensive income (loss)	122	218	(103)	(115)	122
Comprehensive income (loss)	$45,484	$55,989	$(6,845)	$(49,144)	$45,484

June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$105,427	$46,639	$48,903	$—	$200,969
Accounts and notes receivable, net	—	485,256	105,346	(9,863)	580,739
Merchandise inventories	—	852,396	55,272	(4,167)	903,501
Other current assets	299	94,214	179,717	1,251	275,481
Total current assets	105,726	1,478,505	389,238	(12,779)	1,960,690
Property and equipment, net	—	108,373	110,999	—	219,372
Goodwill, net	—	247,271	174,489	—	421,760
Intangible assets, net	—	14,768	86,136	—	100,904
Due from O&M and subsidiaries	—	513,448	—	(513,448)	—
Advances to and investment in consolidated subsidiaries	1,897,461	—	—	(1,897,461)	—
Other assets, net	4,347	62,413	25,420	—	92,180
Total assets	$2,007,534	$2,424,778	$786,282	$(2,423,688)	$2,794,906
Liabilities and equity
Current liabilities
Accounts payable	$—	$713,907	$48,470	$(8,882)	$753,495
Accrued payroll and related liabilities	—	23,485	11,312	—	34,797
Deferred income taxes	—	43,160	(1,782)	—	41,378
Other accrued liabilities	7,004	99,024	182,404	—	288,432
Total current liabilities	7,004	879,576	240,404	(8,882)	1,118,102
Long-term debt, excluding current portion	547,905	5,395	21,323	—	574,623
Due to O&M and subsidiaries	475,498	—	77,464	(552,962)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,974	29,308	—	62,282
Other liabilities	—	55,155	7,617	—	62,772
Total liabilities	1,030,407	1,111,990	376,116	(700,734)	1,817,779
Equity
Common stock	126,036	—	—	—	126,036
Paid-in capital	205,727	241,877	514,314	(756,191)	205,727
Retained earnings (deficit)	690,152	1,080,701	(69,099)	(1,011,602)	690,152
Accumulated other comprehensive income (loss)	(44,788)	(9,790)	(35,049)	44,839	(44,788)
Total equity	977,127	1,312,788	410,166	(1,722,954)	977,127
Total liabilities and equity	$2,007,534	$2,424,778	$786,282	$(2,423,688)	$2,794,906

December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$22,013	$3,912	$30,847	$—	$56,772
Accounts and notes receivable, net	—	519,951	144,463	(38,222)	626,192
Merchandise inventories	—	816,915	60,061	(4,519)	872,457
Other current assets	(24,748)	90,733	224,220	25,080	315,285
Total current assets	(2,735)	1,431,511	459,591	(17,661)	1,870,706
Property and equipment, net	—	110,076	122,903	—	232,979
Goodwill, net	—	247,271	176,005	—	423,276
Intangible assets, net	—	15,805	92,788	—	108,593
Due from O&M and subsidiaries	—	357,304	—	(357,304)	—
Advances to and investments in consolidated subsidiaries	1,893,767	—	—	(1,893,767)	—
Other assets, net	4,637	66,836	28,379	—	99,852
Total assets	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$—	$567,285	$54,898	$(13,337)	$608,846
Accrued payroll and related liabilities	—	16,434	15,073	—	31,507
Deferred income taxes	—	39,667	(1,688)	—	37,979
Other current liabilities	6,441	83,698	236,084	—	326,223
Total current liabilities	6,441	707,084	304,367	(13,337)	1,004,555
Long-term debt, excluding current portion	547,763	39,915	20,873	—	608,551
Due to O&M and subsidiaries	350,627	—	77,788	(428,415)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	33,162	30,739	—	63,901
Other liabilities	—	55,794	11,767	—	67,561
Total liabilities	904,831	974,845	445,534	(580,642)	1,744,568
Equity					—
Common stock	126,140	—	—	—	126,140
Paid-in capital	202,934	241,877	514,314	(756,191)	202,934
Retained earnings (deficit)	685,765	1,022,379	(66,479)	(955,900)	685,765
Accumulated other comprehensive income (loss)	(24,001)	(10,298)	(13,703)	24,001	(24,001)
Total equity	990,838	1,253,958	434,132	(1,688,090)	990,838
Total liabilities and equity	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406

Six Months Ended June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$43,166	$58,322	$(2,618)	$(55,704)	$43,166
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(55,943)	—	—	55,943	—
Depreciation and amortization	—	17,741	18,397	—	36,138
Share-based compensation expense	—	5,048	—	—	5,048
Provision for losses on accounts and notes receivable	—	(36)	77	—	41
Deferred income tax expense (benefit)	—	2,376	616	—	2,992
Changes in operating assets and liabilities:
Accounts and notes receivable	—	35,566	(180)	6,236	41,622
Merchandise inventories	—	(35,481)	1,193	2,422	(31,866)
Accounts payable	—	146,622	5,798	(6,738)	145,682
Net change in other assets and liabilities	(148)	14,338	(9,260)	(2,159)	2,771
Other, net	429	726	41	—	1,196
Cash provided by (used for) operating activities	(12,496)	245,222	14,064	—	246,790
Investing activities:
Additions to property and equipment	—	(9,292)	(2,717)	—	(12,009)
Additions to computer software and intangible assets	—	(2,068)	(8,748)	—	(10,816)
Proceeds from the sale of property and equipment	—	60	777	—	837
Cash used for investing activities	—	(11,300)	(10,688)	—	(21,988)
Financing activities:
Change in intercompany advances	135,627	(155,951)	20,324	—	—
Repayment of revolving credit facility	—	(33,700)	—	—	(33,700)
Change in bank overdraft	—	—	1,530	—	1,530
Cash dividends paid	(31,867)	—	—	—	(31,867)
Repurchases of common stock	(7,440)	—	—	—	(7,440)
Excess tax benefits related to share-based compensation	457	—	—	—	457
Other, net	(867)	(1,544)	(2,701)	—	(5,112)
Cash provided by (used for) financing activities	95,910	(191,195)	19,153	—	(76,132)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,473)	—	(4,473)
Net increase (decrease) in cash and cash equivalents	83,414	42,727	18,056	—	144,197
Cash and cash equivalents at beginning of period	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of period	$105,427	$46,639	$48,903	$—	$200,969

Six months ended June 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$45,362	$55,771	$(6,742)	$(49,029)	$45,362
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(48,621)	—	—	48,621	—
Depreciation and amortization	1	17,741	10,014	—	27,756
Share-based compensation expense	—	4,190	—	—	4,190
Provision for losses on accounts and notes receivable	—	146	188	—	334
Deferred income tax expense (benefit)	—	(4,117)	(1,034)	—	(5,151)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	28,286	428	(237)	28,477
Merchandise inventories	—	(38,733)	(10,248)	406	(48,575)
Accounts payable	—	54,860	(177)	239	54,922
Net change in other assets and liabilities	(952)	(15,272)	(16,541)	—	(32,765)
Other, net	(776)	(280)	(22)	—	(1,078)
Cash provided by (used for) operating activities	(4,986)	102,592	(24,134)	—	73,472
Investing activities:
Proceeds from the sale of investment		1,937			1,937
Additions to property and equipment	—	(16,777)	(8,880)	—	(25,657)
Additions to computer software and intangible assets	—	(12,256)	(910)	—	(13,166)
Proceeds from the sale of property and equipment	—	35	10	—	45
Cash used for investing activities	—	(27,061)	(9,780)	—	(36,841)
Financing activities:
Change in intercompany advances	28,847	(62,995)	34,148	—	—
Cash dividends paid	(31,564)	—	—	—	(31,564)
Repurchases of common stock	(9,448)	—	—	—	(9,448)
Excess tax benefits related to share-based compensation	444	—	—	—	444
Proceeds from exercise of stock options	1,180	—	—	—	1,180
Purchase of noncontrolling interest	—	—	(1,500)	—	(1,500)
Other, net	(2,072)	(1,450)	(919)	—	(4,441)
Cash provided by (used for) financing activities	(12,613)	(64,445)	31,729	—	(45,329)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,180)	—	(1,180)
Net increase (decrease) in cash and cash equivalents	(17,599)	11,086	(3,365)	—	(9,878)
Cash and cash equivalents at beginning of period	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of period	$56,792	$13,098	$22,137	$—	$92,027

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2015	2014	2015	2014
Operating earnings, as reported (GAAP)	$47,860	$37,101	$88,835	$83,387
Acquisition-related and exit and realignment charges	5,707	7,593	15,623	10,855
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$53,567	$44,694	$104,458	$94,242
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.21%	1.94%	2.17%	2.07%
Net income, as reported (GAAP)	$24,226	$19,876	$43,166	$45,362
Acquisition-related and exit and realignment charges, net of tax	4,869	5,095	13,461	7,317
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$29,095	$24,971	$56,627	$52,679
Net income per diluted common share, as reported (GAAP)	$0.39	$0.32	$0.69	$0.72
Acquisition-related and exit and realignment charges, per diluted common share	0.07	0.08	0.21	0.12
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.46	$0.40	$0.90	$0.84
Adjusted EPS (non-GAAP) was $0.46 and $0.90 for the three and six months ended June 30, 2015, $0.06 higher than the prior year for both periods. Domestic segment operating earnings increased by $4.1 million to $52.4 million in the second quarter and increased $1.8 million to $102.9 million for the year-to-date period when compared to prior year. The six month period of 2014 included the recovery of $5.3 million related to the settlement of a direct purchaser anti-trust class action lawsuit. The International segment improved $4.8 million in the three month period ended June 30, 2015 to operating income of $1.2 million and improved $8.4 million on a year-to-date basis to operating income of $1.6 million.
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
Acquisition-related charges were $1.8 million and $4.4 million for the three and six months ended June 30, 2015 compared to $3.5 million and $4.1 million for the same periods of 2014. Current year charges consist primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to former management and costs to transition information technology and other administrative functions. Prior year charges consisted primarily of transaction costs incurred to perform due diligence and analysis related to these acquisitions, as well as costs in Movianto to resolve certain contingencies with the former owner.
Exit and realignment charges of $3.9 million and $11.2 million for the three and six months ended June 30, 2015 were associated with optimizing our operations and included the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe, as well as other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in Europe. Similar charges in 2014 totaled $4.1 million and $6.7 million in the comparable periods.
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
Results of Operations
Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Domestic	$2,317,661	$2,187,535	$130,126	5.9%
International	104,506	118,323	(13,817)	(11.7)%
Net revenue	$2,422,167	$2,305,858	$116,309	5.0%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Domestic	$4,603,296	$4,336,451	$266,845	6.2%
International	210,067	225,788	(15,721)	(7.0)%
Net revenue	$4,813,363	$4,562,239	$251,124	5.5%
Consolidated net revenue improved in the three and six month periods ended June 30, 2015 as a result of strong growth in our Domestic segment. Excluding the impact of the 2014 fourth quarter acquisition, Domestic net revenue increased by 4.2% for the quarter and 4.5% year-to-date. The continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers and lost business when compared to prior year. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The decrease in the International segment net revenue was driven by unfavorable foreign currency translation impacts of $15.7 million and $30.5 million for the three and six months ended June 30, 2015. On a constant currency basis, excluding the impact of the 2014 packaging acquisition and the transition of a customer from buy/sell to a fee-for-service arrangement, net revenues in the International segment were essentially flat for the quarter and year-to-date periods compared to prior year. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.

Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of goods sold	$2,123,830	$2,023,586	$100,244	5.0%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of goods sold	$4,217,425	$3,998,771	$218,654	5.5%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Beginning in the fourth quarter of 2014, cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our packaging operations. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in sales activity through our distribution and packaging businesses, cost of goods sold increased from prior year by $100.2 million and $218.7 million for the three and six month periods ended June 30, 2015, respectively.
Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gross margin	$298,337	$282,272	$16,065	5.7%
As a % of net revenue	12.32%	12.24%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gross margin	$595,938	$563,468	$32,470	5.8%
As a % of net revenue	12.38%	12.35%
The increases in gross margin for the quarter and year-to-date periods of 2015 compared to the prior year were largely attributable to revenue growth in the Domestic segment as described above, as well as benefits from certain supplier product price changes in the second quarter of 2015. The International segment also experienced an increase in gross margin from prior year resulting from the packaging acquisition and growth in fee-for-service business though these benefits were offset by $12.6 million in the quarter and $23.8 million year-to-date in unfavorable impacts from foreign currency translation.
Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
SG&A expenses	$231,498	$225,838	$5,660	2.5%
As a % of net revenue	9.56%	9.79%
Depreciation and amortization	$15,460	$13,892	$1,568	11.3%
Other operating income, net	$(2,188)	$(2,152)	$(36)	1.7%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
SG&A expenses	$465,323	$451,448	$13,875	3.1%
As a % of net revenue	9.67%	9.90%
Depreciation and amortization	$31,329	$27,756	$3,573	12.9%
Other operating income, net	$(5,172)	$(9,978)	$4,806	(48.2)%

Selling, general and administrative (SG&A) expenses include labor and warehousing costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are included in SG&A expenses and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. The costs to convert new customers to our information systems are generally incurred prior to the recognition of revenues from the new customers.
The increases in SG&A expenses compared to the prior year periods were largely attributable to increased expenses associated with incremental sales activity in the Domestic segment as well as increases from the 2014 acquisitions in both segments, partially offset by favorable foreign currency translation impacts of $11.4 million for the quarter and $22.1 million year-to-date. The Domestic segment also incurred $0.4 million and $0.8 million for the three and six month periods ended June 30, 2015 in costs associated with our previously announced CEO search which includes professional fees, consulting, meeting and travel expenses and other costs associated with the leadership succession plan.
Depreciation and amortization expense increased in both periods of 2015 compared to the prior year as a result of property, equipment and intangible assets acquired with business combinations in the fourth quarter of 2014. In connection with our packaging businesses, approximately $0.3 million and $0.6 million in depreciation for the three and six months ended June 20, 2015 is also included in cost of goods sold. Additional amortization of $1.2 million and $4.2 million related to the accelerated amortization of an information system which has been replaced in the International segment is included in acquisition-related and exit and realignment charges for the current quarter and year-to-date periods.
The decrease in other operating income, net for the six months ended June 30, 2015 compared to 2014 was attributed primarily to the benefit in the prior year of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit which did not re-occur in the current year.
Interest expense, net

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$6,680	$3,342	$3,338	99.9%
Effective interest rate	4.81%	6.12%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$13,560	$6,589	$6,971	105.8%
Effective interest rate	4.74%	6.10%
The increases in interest expense in the three and six months ended June 30, 2015 compared to the same periods of 2014 were the result of the new Senior Notes issued on September 16, 2014.
Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax provision	$16,954	$13,883	$3,071	22.1%
Effective tax rate	41.2%	41.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax provision	$32,109	$31,436	$673	2.1%
Effective tax rate	42.7%	40.9%
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

	June 30, 2015	December 31, 2014	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$200,969	$56,772	$144,197	254.0%
Accounts and notes receivable, net of allowances	$580,739	$626,192	$(45,453)	(7.3)%
Consolidated DSO (1)	20.4	22.1
Merchandise inventories	$903,501	$872,457	$31,044	3.6%
Consolidated inventory turnover (2)	9.6	10.1
Accounts payable	$753,495	$608,846	$144,649	23.8%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold based on the quarter ended June 30, 2015 and December 31, 2014
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014:

(Dollars in thousands)	2015	2014
Net cash provided by (used for):
Operating activities	$246,790	$73,472
Investing activities	(21,988)	(36,841)
Financing activities	(76,132)	(45,329)
Effect of exchange rate changes	(4,473)	(1,180)
Increase (decrease) in cash and cash equivalents	$144,197	$(9,878)
Cash provided by operating activities was $246.8 million in the first six months of 2015, compared to $73.5 million in the same period of 2014. The increase in cash from operating activities for the first six months of 2015 compared to the same period in 2014 was primarily due to timing of payments to vendors and improvements in net working capital.
Cash used for investing activities was $22.0 million in the first six months of 2015, compared to $36.8 million in the same period of 2014. Investing activities in 2015 and 2014 related to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash used for financing activities in the first six months of 2015 was $76.1 million, compared to $45.3 million used in the same period of 2014. During the first six months of 2015, we paid dividends of $31.9 million (compared to $31.6 million in 2014), repurchased common stock under a share repurchase program for $7.4 million (compared to $9.4 million in 2014) and repaid $33.7 million in borrowings on our Amended Credit Agreement. Financing activities in 2014 also included proceeds of $1.2 million from the exercise of stock options and the cash purchase of the noncontrolling interest in a subsidiary for $1.5 million.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at June 30, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At June 30, 2015 , we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of June 30, 2015 and December 31, 2014 which supports our facilities leased in Europe.
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
In the second quarter of 2015, we paid cash dividends on our outstanding common stock at the rate of $0.2525 per share, which represents a 1.0% increase over the rate of $0.25 per share paid in the second quarter of 2014. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the first six months of 2015, we repurchased approximately 0.2 million shares for $7.4 million under this program. At June 30, 2015, the remaining amount authorized for repurchase under this program was $82.6 million.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $39.7 million and $31.5 million as of June 30, 2015 and December 31, 2014. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 17 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2015.
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

•
the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at June 30, 2015. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.88 per gallon in the first six months of 2015, a decrease from $3.94 per gallon in the first six months of 2014. Based on our fuel consumption in the first six months of 2015, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the fourth quarter of 2014, we acquired Medical Action and ArcRoyal. These acquisitions represented $323 million of total assets and $95.2 million of net revenues as of and for the six months ended June 30, 2015. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of these acquisitions.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Through June 30, 2015, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Through June 30, 2015, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. For the three months ended June 30, 2015, we repurchased in open-market transactions and retired 220 thousand shares of our common stock for an aggregate of $7.4 million, or an average price per share of $33.82. The following table summarizes share repurchase activity by month during the three months ended June 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2015	10,000	$34.12	10,000	$89,658,675
May 2015	100,000	$33.74	100,000	$86,282,178
June 2015	110,000	$33.82	110,000	$82,560,246
Total	220,000		220,000

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	July 28, 2015	/s/ P. Cody Phipps
P. Cody Phipps
President & Chief Executive Officer

Date:	July 28, 2015	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Item 6. Exhibits

(a)	Exhibits

10.1	Agreement dated February 14, 2015 Regarding Retirement of James L. Bierman

10.2	Employment Term Sheet effective May 20, 2015 for P. Cody Phipps

10.3	Restricted Stock Grant Agreement dated July 1, 2015 between the Company and P. Cody Phipps

10.4	Owens & Minor, Inc. Officer Severance Policy

10.5	Amended Form of Annual Executive Incentive Program

10.6	Form of Director Restricted Stock Grant Agreement under Owens & Minor, Inc. 2015 Stock Incentive Plan

10.7	Form of Officer Restricted Stock Grant Agreement under Owens & Minor, Inc. 2015 Stock Incentive Plan

10.8	Form of Performance Share Award Agreement under Owens & Minor, Inc. 2015 Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document