Form 10-Q
period 2015-09-30
OWENS & MINOR INC/VA/
filed 2015-10-28
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 23, 2015, was 62,885,282 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Net revenue	$2,471,669	$2,386,126	$7,285,032	$6,948,365
Cost of goods sold	2,165,315	2,093,643	6,382,740	6,092,413
Gross margin	306,354	292,483	902,292	855,952
Selling, general and administrative expenses	231,847	231,377	697,170	682,825
Acquisition-related and exit and realignment charges	6,134	13,957	21,757	24,813
Depreciation and amortization	15,112	13,841	46,441	41,597
Other operating income, net	(311)	(2,069)	(5,484)	(12,046)
Operating earnings	53,572	35,377	142,408	118,763
Interest expense, net	6,744	4,304	20,305	10,893
Loss on early retirement of debt	—	14,890	—	14,890
Income before income taxes	46,828	16,183	122,103	92,980
Income tax provision	18,652	9,028	50,761	40,464
Net income	$28,176	$7,155	$71,342	$52,516
Net income per common share:
Basic	$0.45	$0.11	$1.14	$0.84
Diluted	$0.45	$0.11	$1.14	$0.84
Cash dividends per common share	$0.2525	$0.25	$0.7575	$0.75

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$28,176	$7,155	$71,342	$52,516
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2015 and 2014)	2,054	(16,796)	(19,281)	(16,899)
Change in unrecognized net periodic pension costs (net of income tax of $117 and $402 in 2015 and $57 and $245 in 2014)	284	132	802	351
Other (net of income tax of $0 in 2015 and $56 and $72 in 2014)	(105)	(133)	(75)	(127)
Total other comprehensive income (loss), net of tax	2,233	(16,797)	(18,554)	(16,675)
Comprehensive income (loss)	$30,409	$(9,642)	$52,788	$35,841

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2015	2014
Assets
Current assets
Cash and cash equivalents	$125,245	$56,772
Accounts and notes receivable, net of allowances of $12,719 and $13,306	640,653	626,192
Merchandise inventories	896,722	872,457
Other current assets	265,758	315,285
Total current assets	1,928,378	1,870,706
Property and equipment, net of accumulated depreciation of $186,580 and $163,377	214,561	232,979
Goodwill	420,772	423,276
Intangible assets, net	98,084	108,593
Other assets, net	89,865	99,852
Total assets	$2,751,660	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$690,134	$608,846
Accrued payroll and related liabilities	38,834	31,507
Deferred income taxes	41,763	37,979
Other accrued liabilities	296,898	326,223
Total current liabilities	1,067,629	1,004,555
Long-term debt, excluding current portion	574,033	608,551
Deferred income taxes	61,037	63,901
Other liabilities	62,860	67,561
Total liabilities	1,765,559	1,744,568
Commitments and contingencies
Equity
Owens & Minor, Inc. shareholders’ equity:
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,932 shares and 63,070 shares	125,863	126,140
Paid-in capital	208,216	202,934
Retained earnings	694,577	685,765
Accumulated other comprehensive income (loss)	(42,555)	(24,001)
Total equity	986,101	990,838
Total liabilities and equity	$2,751,660	$2,735,406

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Operating activities:
Net income	$71,342	$52,516
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,871	41,597
Loss on early retirement of debt	—	14,890
Share-based compensation expense	7,611	6,136
Provision for losses on accounts and notes receivable	(182)	(356)
Deferred income tax (benefit) expense	3,643	(7,387)
Changes in operating assets and liabilities:
Accounts and notes receivable	(13,758)	(21,456)
Merchandise inventories	(25,339)	(63,883)
Accounts payable	83,434	54,634
Net change in other assets and liabilities	25,890	3,131
Other, net	1,526	1,322
Cash provided by operating activities	206,038	81,144
Investing activities:
Additions to property and equipment	(15,321)	(36,169)
Additions to computer software and intangible assets	(16,876)	(17,988)
Proceeds from sale of investment	—	1,937
Proceeds from sale of property and equipment	119	151
Cash used for investing activities	(32,078)	(52,069)
Financing activities:
Long-term debt borrowings	—	547,693
Repayment of revolving credit facility	(33,700)	—
Cash dividends paid	(47,780)	(47,335)
Repurchases of common stock	(15,821)	(9,934)
Excess tax benefits related to share-based compensation	521	514
Proceeds from exercise of stock options	—	1,180
Purchase of noncontrolling interest	—	(1,500)
Debt issuance costs	—	(4,178)
Other, net	(6,296)	(5,671)
Cash provided by (used for) financing activities	(103,076)	480,769
Effect of exchange rate changes on cash and cash equivalents	(2,411)	(1,602)
Net increase in cash and cash equivalents	68,473	508,242
Cash and cash equivalents at beginning of period	56,772	101,905
Cash and cash equivalents at end of period	$125,245	$610,147
Supplemental disclosure of cash flow information:
Income taxes paid, net	$38,709	$65,140
Interest paid	$20,195	$8,417

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance December 31, 2013	63,096	$126,193	$196,605	$691,547	$9,568	$1,130	$1,025,043
Net income				52,516			52,516
Other comprehensive loss					(16,675)		(16,675)
Dividends declared ($0.75 per share)				(47,201)			(47,201)
Shares repurchased and retired	(291)	(583)		(9,351)			(9,934)
Share-based compensation expense, exercises and other	275	549	5,051				5,600
Purchase of noncontrolling interest			(695)			(1,130)	(1,825)
Balance September 30, 2014	63,080	$126,159	$200,961	$687,511	$(7,107)	$—	$1,007,524

Balance December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$—	$990,838
Net income				71,342			71,342
Other comprehensive loss					(18,554)		(18,554)
Dividends declared ($0.7575 per share)				(47,648)			(47,648)
Shares repurchased and retired	(469)	(938)		(14,882)			(15,820)
Share-based compensation expense, exercises and other	331	661	5,282				5,943
Balance September 30, 2015	62,932	$125,863	$208,216	$694,577	$(42,555)	$—	$986,101

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

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our estimate of their fair values at the date of acquisition, with certain exceptions permitted under GAAP. The combined purchase price exceeded the estimated fair value of the net tangible and identifiable intangible assets by $150.6 million, which was allocated to goodwill. The following table presents, in the aggregate, the estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date.

	Preliminary Fair Value Estimated as of Acquisition Date	Measurement Period Adjustments Recorded in 2015	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$90,608	$(229)	$90,379
Property and equipment	34,048	(2,502)	31,546
Goodwill	150,492	121	150,613
Intangible assets	77,623	—	77,623
Total assets	352,771	(2,610)	350,161
Liabilities assumed:
Current liabilities	64,736	(1,187)	63,549
Noncurrent liabilities	26,426	(1,423)	25,003
Total liabilities	91,162	(2,610)	88,552
Fair value of net assets acquired, net of cash	$261,609	$—	$261,609
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, over their remaining weighted average useful lives of 14 years.
Goodwill of $150.6 million consists largely of expected opportunities to expand our kitting capabilities. We assigned goodwill of $20.9 million to our International segment and $129.7 million to our Domestic segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for these acquisitions have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition-related expenses in 2015 consisted primarily of transition costs incurred to integrate the acquired operations (including certain severance and contractual payments to former management). We recognized pre-tax acquisition-related expenses of $1.3 million in the third quarter and $5.5 million year-to-date in 2015 related to these activities.
Acquisition-related expenses of $4.6 million and $8.7 million in the three and nine months ended September 30, 2014 consisted of costs to perform due diligence and analysis related to the Medical Action and ArcRoyal acquisitions, as well as certain costs in Movianto to resolve issues and claims with the former owner and the transition of certain information technology functions.
Note 4—Financing Receivables and Payables
At September 30, 2015 and December 31, 2014, we had financing receivables of $156.1 million and $196.2 million and related payables of $101.9 million and $168.8 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through September 30, 2015:

	Domestic Segment	International Segment	Consolidated
Carrying amount of goodwill, December 31, 2014	$377,089	$46,187	$423,276
Currency translation adjustments	—	(2,625)	(2,625)
Acquisitions (see Note 3)	1,109	(988)	121
Carrying amount of goodwill, September 30, 2015	$378,198	$42,574	$420,772

Intangible assets at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$123,013	$2,574	$125,448	$3,405
Accumulated amortization	(27,513)	10	(19,773)	(487)
Net intangible assets	$95,500	$2,584	$105,675	$2,918
At September 30, 2015, $61.6 million in net intangible assets were held in the Domestic segment and $36.5 million were held in the International segment. Amortization expense for intangible assets was $2.4 million and $1.1 million for the three months ended September 30, 2015 and 2014 and $7.2 million and $3.4 million for the nine months ended September 30, 2015 and 2014.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $2.6 million for the remainder of 2015, $10.1 million for 2016, $10.0 million for 2017, $9.4 million for 2018, $9.2 million for 2019 and $9.2 million for 2020.
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
Exit and realignment charges by segment for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Domestic segment	$1,582	$4,654	$4,096	$8,250
International segment	3,217	4,738	12,135	7,869
Consolidated exit and realignment charges	$4,799	$9,392	$16,231	$16,119

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2015 and 2014:

	Lease Obligations	Severance	Total
Accrued exit and realignment costs, December 31, 2014	$3,575	$2,887	$6,462
Provision for exit and realignment activities	256	142	398
Cash payments, net of sublease income	(385)	(873)	(1,258)
Accrued exit and realignment costs, March 31, 2015	3,446	2,156	5,602
Provision for exit and realignment activities	572	392	964
Cash payments, net of sublease income	(349)	(1,171)	(1,520)
Accrued exit and realignment costs, June 30, 2015	3,669	1,377	5,046
Provision for exit and realignment activities	—	1,033	1,033
Cash payments, net of sublease income	(446)	(285)	(731)
Accrued exit and realignment costs, September 30, 2015	$3,223	$2,125	$5,348

Accrued exit and realignment costs, December 31, 2013	$2,434	$475	$2,909
Provision for exit and realignment activities	532	807	1,339
Cash payments, net of sublease income	(411)	(327)	(738)
Accrued exit and realignment costs, March 31, 2014	2,555	955	3,510
Provision for exit and realignment activities	6	2,236	2,242
Cash payments, net of sublease income	(383)	(1,095)	(1,478)
Accrued exit and realignment costs, June 30, 2014	2,178	2,096	4,274
Provision for exit and realignment activities	912	2,215	3,127
Cash payments, net of sublease income	(867)	(460)	(1,327)
Accrued exit and realignment costs, September 30, 2014	$2,223	$3,851	$6,074
In addition to the exit and realignment accruals in the preceding table, we also incurred $3.8 million and $13.8 million of costs that were expensed as incurred for the three and nine months ended September 30, 2015, including $0.3 million and $4.5 million in accelerated amortization on an information system that has been replaced, $0.4 million and $3.0 million in other facility costs and asset write-downs, $1.0 million and $2.5 million in labor costs, $0.5 million and $0.5 million in professional fees, $1.2 million and $2.2 million in information systems costs and $0.4 million and $1.1 million in other costs.
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
We expect additional charges of approximately $3.5 million over the remainder of 2015 for activities initiated in the Domestic and International segments through September 30, 2015.
Note 7—Retirement Plan
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in selling, general and administrative expenses, for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$32	$60	$97	$136
Interest cost	464	482	1,393	1,446
Recognized net actuarial loss	401	204	1,203	612
Net periodic benefit cost	$897	$746	$2,693	$2,194
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2014 and $1.4 million and $1.4 million for the nine months ended September 30, 2015 and 2014.
Note 8—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of September 30, 2015 and December 31, 2014, the estimated fair value of the 2021 Notes was $279.4 million and $275.1 million and the estimated fair value of the 2024 Notes was $276.2 million and $283.9 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at September 30, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At September 30, 2015, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million and $1.5 million letter of credit outstanding as of September 30, 2015 and December 31, 2014, respectively, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2015.
Note 9—Derivatives
When deemed appropriate, we use derivatives, primarily forward contracts, as a risk management tool to mitigate the potential impact of foreign currency exchange risk. The total notional values of our foreign currency derivatives was $3.9 million at September 30, 2015 and $10.0 million as of December 31, 2014. We do not currently have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments are immediately recognized into earnings. At September 30, 2015 and December 31, 2014 the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $0.7 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating expense was $0.3 million and $0.1 million for the three and nine months ended September 30, 2015. We did not hold foreign currency contracts in the first nine months of 2014. We consider the risk of counterparty default to be minimal.
Note 10—Income Taxes
The effective tax rate was 39.8% and 41.6% for the three and nine months ended September 30, 2015, compared to 55.8% and 43.5% in the same periods of 2014. The change in rate is mainly due to the impact of foreign taxes and the effect of certain acquisition-related costs which are not deductible for tax purposes. The liability for unrecognized tax benefits was $6.2 million at September 30, 2015, and $6.7 million at December 31, 2014. Included in the liability at September 30, 2015 were $3.8 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 11—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$28,176	$7,155	$71,342	$52,516
Less: income allocated to unvested restricted shares	(262)	(150)	(620)	(453)
Net income attributable to common shareholders - basic	27,914	7,005	70,722	52,063
Add: undistributed income attributable to unvested restricted shares - basic	67	—	129	26
Less: undistributed income attributable to unvested restricted shares - diluted	(67)	—	(129)	(26)
Net income attributable to common shareholders - diluted	$27,914	$7,005	$70,722	$52,063
Denominator:
Weighted average shares outstanding - basic	61,998	62,175	62,204	62,238
Dilutive shares - stock options	—	4	1	7
Weighted average shares outstanding - diluted	61,998	62,179	62,205	62,245
Net income per share attributable to common shareholders:
Basic	$0.45	$0.11	$1.14	$0.84
Diluted	$0.45	$0.11	$1.14	$0.84
Note 12—Shareholders’ Equity
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. During the nine months ended September 30, 2015, we repurchased in open-market transactions and retired approximately 0.5 million shares of our common stock for an aggregate of $15.8 million, or an average price per share of $33.72. As of September 30, 2015, we have approximately $74.2 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 13—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2015 and 2014:

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), June 30, 2015	$(9,805)	$(34,982)	$(1)	$(44,788)
Other comprehensive income (loss) before reclassifications	—	2,054	—	2,054
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	2,054	—	2,054
Amounts reclassified from accumulated other comprehensive income (loss)	401	—	(105)	296
Income tax	(117)	—	—	(117)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	284	—	(105)	179
Other comprehensive income (loss)	284	2,054	(105)	2,233
Accumulated other comprehensive income (loss), September 30, 2015	$(9,521)	$(32,928)	$(106)	$(42,555)

Accumulated other comprehensive income (loss), June 30, 2014	$(6,260)	$15,789	$161	$9,690
Other comprehensive income (loss) before reclassifications	—	(16,796)	(44)	(16,840)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(16,796)	(44)	(16,840)
Amounts reclassified from accumulated other comprehensive income (loss)	189	—	(145)	44
Income tax	(57)	—	56	(1)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	132	—	(89)	43
Other comprehensive income (loss)	132	(16,796)	(133)	(16,797)
Accumulated other comprehensive income (loss), September 30, 2014	$(6,128)	$(1,007)	$28	$(7,107)

	Defined Benefit Pension Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	—	(19,281)	—	(19,281)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(19,281)	—	(19,281)
Amounts reclassified from accumulated other comprehensive income (loss)	1,204	—	(75)	1,129
Income tax	(402)	—	—	(402)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	802	—	(75)	727
Other comprehensive income (loss)	802	(19,281)	(75)	(18,554)
Accumulated other comprehensive income (loss), September 30, 2015	$(9,521)	$(32,928)	$(106)	$(42,555)

Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	—	(16,899)	(14)	(16,913)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(16,899)	(14)	(16,913)
Amounts reclassified from accumulated other comprehensive income (loss)	596	—	(185)	411
Income tax	(245)	—	72	(173)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	351	—	(113)	238
Other comprehensive income (loss)	351	(16,899)	(127)	(16,675)
Accumulated other comprehensive income (loss), September 30, 2014	$(6,128)	$(1,007)	$28	$(7,107)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general & administrative expenses. For the three and nine months ended September 30, 2015, we reclassified $0.4 million and $1.2 million of actuarial net losses. For the three and nine months ended September 30, 2014, we reclassified $0.2 million and $0.6 million of actuarial net losses.
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue:
Domestic	$2,368,008	$2,262,081	$6,971,304	$6,598,531
International	103,661	124,045	313,728	349,834
Consolidated net revenue	$2,471,669	$2,386,126	$7,285,032	$6,948,365

Operating earnings (loss):
Domestic	$58,002	$50,797	$160,904	$151,849
International	1,704	(1,463)	3,261	(8,273)
Acquisition-related and exit and realignment charges (1)	(6,134)	(13,957)	(21,757)	(24,813)
Consolidated operating earnings	$53,572	$35,377	$142,408	$118,763

Depreciation and amortization:
Domestic	$10,197	$8,986	$31,439	$26,772
International	5,250	4,855	15,958	14,825
Consolidated depreciation and amortization	$15,447	$13,841	$47,397	$41,597

Capital expenditures:
Domestic	$2,137	$11,077	$14,172	$40,110
International	7,235	4,257	18,025	14,047
Consolidated capital expenditures	$9,372	$15,334	$32,197	$54,157

	September 30, 2015	December 31, 2014
Total assets:
Domestic	$2,135,572	$2,139,972
International	490,843	538,662
Segment assets	2,626,415	2,678,634
Cash and cash equivalents	125,245	56,772
Consolidated total assets	$2,751,660	$2,735,406

(1) The three and nine months ended September 30, 2015 include $0.3 million and $4.5 million , respectively in accelerated amortization related to an information system that was replaced.

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

Three Months Ended September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,321,301	$194,659	$(44,291)	$2,471,669
Cost of goods sold	—	2,106,623	102,923	(44,231)	2,165,315
Gross margin	—	214,678	91,736	(60)	306,354
Selling, general and administrative expenses	27	162,697	69,123	—	231,847
Acquisition-related and exit and realignment charges	—	1,980	4,154	—	6,134
Depreciation and amortization	—	8,639	6,473	—	15,112
Other operating income, net	—	(28)	(283)	—	(311)
Operating earnings (loss)	(27)	41,390	12,269	(60)	53,572
Interest expense (income), net	7,257	(1,235)	722	—	6,744
Income (loss) before income taxes	(7,284)	42,625	11,547	(60)	46,828
Income tax (benefit) provision	—	10,927	7,725	—	18,652
Equity in earnings of subsidiaries	35,460	—	—	(35,460)	—
Net income (loss)	28,176	31,698	3,822	(35,520)	28,176
Other comprehensive income (loss)	2,233	179	2,054	(2,233)	2,233
Comprehensive income (loss)	$30,409	$31,877	$5,876	$(37,753)	$30,409

Three Months Ended September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,261,448	$141,086	$(16,408)	$2,386,126
Cost of goods sold	—	2,047,328	62,850	(16,535)	2,093,643
Gross margin	—	214,120	78,236	127	292,483
Selling, general and administrative expenses	25	155,950	75,402	—	231,377
Acquisition-related and exit and realignment charges	—	7,893	6,064	—	13,957
Depreciation and amortization	—	8,966	4,875	—	13,841
Other operating income, net	—	(1,167)	(1,235)	333	(2,069)
Operating earnings (loss)	(25)	42,478	(6,870)	(206)	35,377
Interest expense (income), net	3,925	1,002	(623)	—	4,304
Loss on early retirement of debt	14,890	—	—	—	14,890
Income (loss) before income taxes	(18,840)	41,476	(6,247)	(206)	16,183
Income tax (benefit) provision	(7,144)	16,463	(291)	—	9,028
Equity in earnings of subsidiaries	18,851	—	—	(18,851)	—
Net income (loss)	7,155	25,013	(5,956)	(19,057)	7,155
Other comprehensive income (loss)	(16,797)	131	(16,795)	16,664	(16,797)
Comprehensive income (loss)	$(9,642)	$25,144	$(22,751)	$(2,393)	$(9,642)

Nine Months Ended September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,850,731	$554,862	$(120,561)	$7,285,032
Cost of goods sold	—	6,204,950	298,530	(120,740)	6,382,740
Gross margin	—	645,781	256,332	179	902,292
Selling, general and administrative expenses	696	483,616	212,858	—	697,170
Acquisition-related and exit and realignment charges	—	5,813	15,944	—	21,757
Depreciation and amortization	—	26,653	19,788	—	46,441
Other operating income, net	—	(2,360)	(3,124)	—	(5,484)
Operating earnings (loss)	(696)	132,059	10,866	179	142,408
Interest expense (income), net	20,142	(654)	817	—	20,305
Income (loss) before income taxes	(20,838)	132,713	10,049	179	122,103
Income tax (benefit) provision	(773)	42,683	8,851	—	50,761
Equity in earnings of subsidiaries	91,407	—	—	(91,407)	—
Net income (loss)	71,342	90,030	1,198	(91,228)	71,342
Other comprehensive income (loss)	(18,554)	726	(19,280)	18,554	(18,554)
Comprehensive income (loss)	$52,788	$90,756	$(18,082)	$(72,674)	$52,788

Nine Months Ended September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,596,941	$398,646	$(47,222)	$6,948,365
Cost of goods sold	—	5,965,607	173,747	(46,941)	6,092,413
Gross margin	—	631,334	224,899	(281)	855,952
Selling, general and administrative expenses	36	462,325	220,464	—	682,825
Acquisition-related and exit and realignment charges	—	13,074	11,739	—	24,813
Depreciation and amortization	2	26,703	14,892	—	41,597
Other operating income, net	—	(9,043)	(3,336)	333	(12,046)
Operating earnings (loss)	(38)	138,275	(18,860)	(614)	118,763
Interest expense (income), net	9,328	3,502	(1,937)	—	10,893
Loss on early retirement of debt	14,890	—	—	—	14,890
Income (loss) before income taxes	(24,256)	134,773	(16,923)	(614)	92,980
Income tax (benefit) provision	(9,299)	53,989	(4,226)	—	40,464
Equity in earnings of subsidiaries	67,473	—	—	(67,473)	—
Net income (loss)	52,516	80,784	(12,697)	(68,087)	52,516
Other comprehensive income (loss)	(16,675)	350	(16,898)	16,548	(16,675)
Comprehensive income (loss)	$35,841	$81,134	$(29,595)	$(51,539)	$35,841

September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$82,189	$18,768	$24,288	$—	$125,245
Accounts and notes receivable, net	—	506,406	142,912	(8,665)	640,653
Merchandise inventories	—	839,533	61,416	(4,227)	896,722
Other current assets	202	89,582	174,706	1,268	265,758
Total current assets	82,391	1,454,289	403,322	(11,624)	1,928,378
Property and equipment, net	—	104,905	109,656	—	214,561
Goodwill	—	247,271	173,501	—	420,772
Intangible assets, net	—	14,249	83,835	—	98,084
Due from O&M and subsidiaries	—	509,462	—	(509,462)	—
Advances to and investment in consolidated subsidiaries	1,965,108	—	—	(1,965,108)	—
Other assets, net	4,226	59,846	25,793	—	89,865
Total assets	$2,051,725	$2,390,022	$796,107	$(2,486,194)	$2,751,660
Liabilities and equity
Current liabilities
Accounts payable	$—	$644,126	$53,607	$(7,599)	$690,134
Accrued payroll and related liabilities	—	26,541	12,293	—	38,834
Deferred income taxes	—	44,135	(2,372)	—	41,763
Other accrued liabilities	7,203	98,719	190,976	—	296,898
Total current liabilities	7,203	813,521	254,504	(7,599)	1,067,629
Long-term debt, excluding current portion	547,975	5,007	21,051	—	574,033
Due to O&M and subsidiaries	510,446	—	69,535	(579,981)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	32,580	28,457	—	61,037
Other liabilities	—	55,353	7,507	—	62,860
Total liabilities	1,065,624	1,045,351	381,054	(726,470)	1,765,559
Equity
Common stock	125,863	—	—	—	125,863
Paid-in capital	208,216	241,877	513,300	(755,177)	208,216
Retained earnings (deficit)	694,577	1,112,404	(65,278)	(1,047,126)	694,577
Accumulated other comprehensive income (loss)	(42,555)	(9,610)	(32,969)	42,579	(42,555)
Total equity	986,101	1,344,671	415,053	(1,759,724)	986,101
Total liabilities and equity	$2,051,725	$2,390,022	$796,107	$(2,486,194)	$2,751,660

December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$22,013	$3,912	$30,847	$—	$56,772
Accounts and notes receivable, net	—	519,951	144,463	(38,222)	626,192
Merchandise inventories	—	816,915	60,061	(4,519)	872,457
Other current assets	(24,748)	90,733	224,220	25,080	315,285
Total current assets	(2,735)	1,431,511	459,591	(17,661)	1,870,706
Property and equipment, net	—	110,076	122,903	—	232,979
Goodwill, net	—	247,271	176,005	—	423,276
Intangible assets, net	—	15,805	92,788	—	108,593
Due from O&M and subsidiaries	—	357,304	—	(357,304)	—
Advances to and investments in consolidated subsidiaries	1,893,767	—	—	(1,893,767)	—
Other assets, net	4,637	66,836	28,379	—	99,852
Total assets	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$—	$567,285	$54,898	$(13,337)	$608,846
Accrued payroll and related liabilities	—	16,434	15,073	—	31,507
Deferred income taxes	—	39,667	(1,688)	—	37,979
Other current liabilities	6,441	83,698	236,084	—	326,223
Total current liabilities	6,441	707,084	304,367	(13,337)	1,004,555
Long-term debt, excluding current portion	547,763	39,915	20,873	—	608,551
Due to O&M and subsidiaries	350,627	—	77,788	(428,415)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	33,162	30,739	—	63,901
Other liabilities	—	55,794	11,767	—	67,561
Total liabilities	904,831	974,845	445,534	(580,642)	1,744,568
Equity					—
Common stock	126,140	—	—	—	126,140
Paid-in capital	202,934	241,877	514,314	(756,191)	202,934
Retained earnings (deficit)	685,765	1,022,379	(66,479)	(955,900)	685,765
Accumulated other comprehensive income (loss)	(24,001)	(10,298)	(13,703)	24,001	(24,001)
Total equity	990,838	1,253,958	434,132	(1,688,090)	990,838
Total liabilities and equity	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406

Nine Months Ended September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$71,342	$90,030	$1,198	$(91,228)	$71,342
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(91,407)	—	—	91,407	—
Depreciation and amortization	—	26,653	25,218	—	51,871
Share-based compensation expense	—	7,611	—	—	7,611
Provision for losses on accounts and notes receivable	—	(36)	(146)	—	(182)
Deferred income tax expense (benefit)	—	2,957	686	—	3,643
Changes in operating assets and liabilities:
Accounts and notes receivable	—	14,416	(33,212)	5,038	(13,758)
Merchandise inventories	—	(22,618)	(5,203)	2,482	(25,339)
Accounts payable	—	76,841	12,046	(5,453)	83,434
Net change in other assets and liabilities	847	26,282	1,007	(2,246)	25,890
Other, net	641	740	145	—	1,526
Cash provided by (used for) operating activities	(18,577)	222,876	1,739	—	206,038
Investing activities:
Additions to property and equipment	—	(10,728)	(4,593)	—	(15,321)
Additions to computer software and intangible assets	—	(1,670)	(15,206)	—	(16,876)
Proceeds from the sale of property and equipment	—	82	37	—	119
Cash used for investing activities	—	(12,316)	(19,762)	—	(32,078)
Financing activities:
Repayment of revolving credit facility	—	(33,700)	—	—	(33,700)
Change in intercompany advances	143,872	(160,123)	16,251	—	—
Cash dividends paid	(47,780)	—	—	—	(47,780)
Repurchases of common stock	(15,821)	—	—	—	(15,821)
Excess tax benefits related to share-based compensation	521	—	—	—	521
Other, net	(2,039)	(1,881)	(2,376)	—	(6,296)
Cash provided by (used for) financing activities	78,753	(195,704)	13,875	—	(103,076)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,411)	—	(2,411)
Net increase (decrease) in cash and cash equivalents	60,176	14,856	(6,559)	—	68,473
Cash and cash equivalents at beginning of period	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of period	$82,189	$18,768	$24,288	$—	$125,245

Nine Months Ended September 30, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$52,516	$80,784	$(12,697)	$(68,087)	$52,516
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(67,473)	—	—	67,473	—
Depreciation and amortization	2	26,703	14,892	—	41,597
Loss on early retirement of debt	14,890	—	—	—	14,890
Share-based compensation expense	—	6,136	—	—	6,136
Provision for losses on accounts and notes receivable	—	146	(502)	—	(356)
Deferred income tax expense (benefit)	—	(3,470)	(3,917)	—	(7,387)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(280)	(21,628)	452	(21,456)
Merchandise inventories	—	(53,410)	(10,752)	279	(63,883)
Accounts payable	6	53,409	174	1,045	54,634
Net change in other assets and liabilities	2,562	(1,907)	3,638	(1,162)	3,131
Other, net	(1,162)	(98)	2,582	—	1,322
Cash provided by (used for) operating activities	1,341	108,013	(28,210)	—	81,144
Investing activities:
Additions to property and equipment	—	(24,662)	(11,507)	—	(36,169)
Additions to computer software and intangible assets	—	(15,448)	(2,540)	—	(17,988)
Proceeds from the sale of investment	—	1,937	—	—	1,937
Proceeds from the sale of property and equipment	—	137	14	—	151
Cash used for investing activities	—	(38,036)	(14,033)	—	(52,069)
Financing activities:
Long-term borrowings	547,693	—	—	—	547,693
Change in intercompany advances	2,024	(36,874)	34,850	—	—
Cash dividends paid	(47,335)	—	—	—	(47,335)
Repurchases of common stock	(9,934)	—	—	—	(9,934)
Excess tax benefits related to share-based compensation	514	—	—	—	514
Proceeds from exercise of stock options	1,180	—	—	—	1,180
Purchase of noncontrolling interest	—	—	(1,500)	—	(1,500)
Debt issuance costs	(4,178)	—	—	—	(4,178)
Other, net	(2,137)	(2,191)	(1,343)	—	(5,671)
Cash provided by (used for) financing activities	487,827	(39,065)	32,007	—	480,769
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,602)	—	(1,602)
Net increase (decrease) in cash and cash equivalents	489,168	30,912	(11,838)	—	508,242
Cash and cash equivalents at beginning of period	74,391	2,012	25,502	—	101,905
Cash and cash equivalents at end of period	$563,559	$32,924	$13,664	$—	$610,147

Note 17—Recent Accounting Pronouncements
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under this ASU, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this ASU in the third quarter of 2015. We have not retrospectively accounted for the measurement-period adjustments as described in Note 3.
There have been no other changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading national distributor of name-brand medical and surgical supplies and a healthcare logistics company. We report our business under two segments: Domestic and International. The Domestic segment includes all functions relating to our role as a medical supply logistics company providing distribution, kitting and logistics services to healthcare providers and manufacturers in the United States. The International segment consists of our European third-party logistics and kitting businesses. Segment financial information is provided in Note 15 of Notes to Consolidated Financial Statements included in this quarterly report.
Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2015	2014	2015	2014
Operating earnings, as reported (GAAP)	$53,572	$35,377	$142,408	$118,763
Acquisition-related and exit and realignment charges	6,134	13,957	21,757	24,813
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$59,706	$49,334	$164,165	$143,576
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.42%	2.07%	2.25%	2.07%
Net income, as reported (GAAP)	$28,176	$7,155	$71,342	$52,516
Acquisition-related and exit and realignment charges, net of tax	5,379	10,297	18,841	17,614
Loss on early retirement of debt, net of tax	—	9,092	—	9,092
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$33,555	$26,544	$90,183	$79,222
Net income per diluted common share, as reported (GAAP)	$0.45	$0.11	$1.14	$0.84
Acquisition-related and exit and realignment charges and loss on early retirement of debt, per diluted common share	0.09	0.31	0.30	0.42
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.54	$0.42	$1.44	$1.26
Adjusted EPS (non-GAAP) was $0.54 and $1.44 for the third quarter and first nine months of 2015, compared to $0.42 and $1.26 for the same periods in 2014. Domestic segment operating earnings increased by $7.2 million to $58.0 million in the third quarter and increased $9.1 million to $160.9 million for the year-to-date period when compared to prior year. The International segment improved $3.2 million in the three month period ended September 30, 2015 to operating income of $1.7 million and improved $11.5 million on a year-to-date basis to operating income of $3.3 million.
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
Acquisition-related charges were $1.3 million and $5.5 million for the three and nine months ended September 30, 2015 compared to $4.6 million and $8.7 million for the same periods of 2014. Current year charges consist primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to former management and costs to transition information technology and other administrative functions. Prior year charges consisted primarily of transaction costs incurred to perform due diligence and analysis related to these acquisitions, as well as costs in Movianto to resolve certain contingencies with the former owner.
Exit and realignment charges of $4.8 million and $16.2 million for the three and nine months ended September 30, 2015 were associated with optimizing our operations and included the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe, as well as other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in Europe. Similar charges in 2014 totaled $9.3 million and $16.1 million in the comparable periods.
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
Results of Operations
Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Domestic	$2,368,008	$2,262,081	$105,927	4.7%
International	103,661	124,045	(20,384)	(16.4)%
Net revenue	$2,471,669	$2,386,126	$85,543	3.6%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Domestic	$6,971,304	$6,598,531	$372,773	5.6%
International	313,728	349,834	(36,106)	(10.3)%
Net revenue	$7,285,032	$6,948,365	$336,667	4.8%
Consolidated net revenue improved in the three and nine months ended September 30, 2015 as a result of growth in our Domestic segment. Excluding the impact of the 2014 fourth quarter acquisition, Domestic net revenue increased by 2.6% for the quarter and 3.8% year-to-date. The continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers and lost business when compared to prior year. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The decrease in the International segment net revenue was driven by unfavorable foreign currency translation impacts of $12.4 million and $42.4 million for the three and nine months ended September 30, 2015. On a constant currency basis, excluding the effect of the 2014 acquisition of ArcRoyal, and the late 2014 transition of a customer from a buy/sell to a fee-for-service arrangement, International segment revenues declined approximately 7% for the quarter and were essentially flat for the year-to-date period, compared to prior year. The decline in the quarter resulted largely from the previously announced exit from a U.K. customer contract. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.
Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of goods sold	$2,165,315	$2,093,643	$71,672	3.4%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of goods sold	$6,382,740	$6,092,413	$290,327	4.8%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Beginning in the fourth quarter of 2014, cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our kitting operations. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in sales activity through our distribution and kitting businesses, cost of goods sold increased from the prior year by $71.7 million and $290.3 million for the three and nine month periods ended September 30, 2015, respectively.

Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gross margin	$306,354	$292,483	$13,871	4.7%
As a % of net revenue	12.39%	12.26%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Gross margin	$902,292	$855,952	$46,340	5.4%
As a % of net revenue	12.39%	12.32%
The increases in gross margin for the three and nine months ended September 30, 2015 compared to the prior year were largely attributable to revenue growth in the Domestic segment as described above, as well as higher benefits from certain supplier product price changes for both the quarter and year-to-date periods, compared to prior year. International gross margin was unfavorably impacted by $9.9 million in the quarter and $34.0 million on a year-to-date basis from foreign currency translation. Excluding this impact, the International segment experienced an increase in gross margin for the nine month period resulting from the 2014 acquisition and growth in fee-for-service business, and was essentially flat for the quarter compared to prior year.
Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
SG&A expenses	$231,847	$231,377	$470	0.2%
As a % of net revenue	9.38%	9.70%
Depreciation and amortization	$15,112	$13,841	$1,271	9.2%
Other operating income, net	$(311)	$(2,069)	$1,758	(85.0)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
SG&A expenses	$697,170	$682,825	$14,345	2.1%
As a % of net revenue	9.57%	9.83%
Depreciation and amortization	$46,441	$41,597	$4,844	11.6%
Other operating income, net	$(5,484)	$(12,046)	$6,562	(54.5)%
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
The increases in SG&A expenses compared to the prior year periods were largely attributable to increased expenses associated with incremental sales activity in the Domestic segment as well as increases from the 2014 acquisitions in both segments, partially offset by favorable foreign currency translation impacts of $9.2 million for the quarter and $31.3 million year-to-date. The Domestic segment also incurred $1.7 million and $2.6 million for the three and nine month periods ended September 30, 2015 in costs associated with the recruitment and transition of our new chief executive officer.
Depreciation and amortization expense increased for both periods due to increases in computer software amortization for assets placed in service and amortization from purchase price accounting adjustments. In connection with our kitting operations, approximately $0.3 million and $0.9 million in depreciation for the three and nine months ended September 30, 2015 is also included in cost of goods sold. Additional amortization of $0.3 million and $4.5 million related to the accelerated amortization of an information system which has been replaced in the International segment is included in acquisition-related and exit and realignment charges for the current quarter and year-to-date periods.

The decrease in other operating income, net for the quarter was largely a result of a decline in finance charge income and an increase in loss contingency expense for certain on-going legal matters. For the nine months ended September 30, 2015, the decline compared to 2014 was attributed primarily to the benefit in the prior year of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit which did not re-occur in 2015.
Interest expense, net

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$6,744	$4,304	$2,440	56.7%
Effective interest rate	4.62%	5.57%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$20,305	$10,893	$9,412	86.4%
Effective interest rate	4.72%	6.00%
The increases in interest expense in the three and nine months ended September 30, 2015 compared to the same periods of 2014 were the result of the new Senior Notes issued on September 16, 2014.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax provision	$18,652	$9,028	$9,624	106.6%
Effective tax rate	39.8%	55.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax provision	$50,761	$40,464	$10,297	25.4%
Effective tax rate	41.6%	43.5%
The change in the provision for income taxes compared to 2014, including income taxes on acquisition-related and exit and realignment charges, is a result of the amount of pretax income earned in different tax jurisdictions and the deductibility of certain acquisition-related charges for income tax purposes.

Financial Condition, Liquidity and Capital Resources
Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory turnover. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $27 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers.

	September 30, 2015	December 31, 2014	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$125,245	$56,772	$68,473	120.6%
Accounts and notes receivable, net of allowances	$640,653	$626,192	$14,461	2.3%
Consolidated DSO (1)	23.0	22.1
Merchandise inventories	$896,722	$872,457	$24,265	2.8%
Consolidated inventory turnover (2)	9.5	10.1
Accounts payable	$690,134	$608,846	$81,288	13.4%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold based on the quarter ended September 30, 2015 and December 31, 2014
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014:

(Dollars in thousands)	2015	2014
Net cash provided by (used for):
Operating activities	$206,038	$81,144
Investing activities	(32,078)	(52,069)
Financing activities	(103,076)	480,769
Effect of exchange rate changes	(2,411)	(1,602)
Increase in cash and cash equivalents	$68,473	$508,242
Cash provided by operating activities was $206.0 million in the first nine months of 2015, compared to $81.1 million in the same period of 2014. The increase in cash from operating activities for the first nine months of 2015 compared to the same period in 2014 was primarily due to timing of payments to vendors and improvements in net working capital.
Cash used for investing activities was $32.1 million in the first nine months of 2015, compared to $52.1 million in the same period of 2014. Investing activities in 2015 and 2014 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash used for financing activities in the first nine months of 2015 was $103 million, compared to cash provided of $481 million in the same period of 2014. During the first nine months of 2014, we received $548 million in proceeds from the issuance of debt which drove the difference on a year over year basis. Other financing activities include dividend payments of of $47.8 million in 2015 (compared to $47.3 million in 2014), the repurchase of common stock under a share repurchase program for $15.8 million in 2015 (compared to $9.9 million in 2014) and the repayment of $33.7 million in borrowings on our Amended Credit Agreement in 2015.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at September 30, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At September 30, 2015, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million and $1.5 million letter of credit outstanding as of September 30, 2015 and December 31, 2014, which supports our facilities leased in Europe.
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
In the third quarter of 2015, we paid cash dividends of $0.2525 per share, which represents a 1% increase over the rate of $0.25 per share paid in the third quarter of 2014. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The timing of purchases and the number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. During the first nine months of 2015, we repurchased approximately 0.5 million shares for $15.8 million under this program. The remaining amount authorized for repurchases under this program is $74.2 million at September 30, 2015.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $20.2 million and $31.5 million as of September 30, 2015 and December 31, 2014. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see Note 17 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5 million in letters of credit under the revolving credit facility at September 30, 2015. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included entering into leases for trucks with improved fuel efficiency and entering into fixed–price agreements for diesel fuel. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.80 per gallon in the first nine months of 2015, a decrease of $1.11 per gallon from the first nine months of 2014. Based on our fuel consumption in the first nine months of 2015, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the fourth quarter of 2014, we acquired Medical Action and ArcRoyal. These acquisitions represented $335.9 million of total assets and $152.6 million of net revenues as of and for the nine months ended September 30, 2015. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of these acquisitions.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Through September 30, 2015, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2014. Through September 30, 2015, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. For the three months ended September 30, 2015, we repurchased in open-market transactions and retired 0.2 million shares of our common stock for an aggregate of $8.4 million, or an average price per share of $33.63. The following table summarizes share repurchase activity by month during the three months ended September 30, 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 2015	75,371	$33.97	75,371	$80,000,037
August 2015	68,850	$33.25	68,850	$77,710,474
September 2015	105,000	$33.63	105,000	$74,179,356
Total	249,221		249,221

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	October 28, 2015	/s/ P. Cody Phipps
P. Cody Phipps
President & Chief Executive Officer

Date:	October 28, 2015	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President & Chief Financial Officer

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document