Form 10-K
period 2015-12-31
OWENS & MINOR INC/VA/
filed 2016-02-25
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $2,142,613,972 as of June 30, 2015.
The number of shares of the Company’s common stock outstanding as of February 18, 2016 was 62,687,167 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on May 6, 2016, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I

Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare services company that connects the world of medical products to the point of care. We provide vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies and devices. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Founded in 1882, Owens & Minor was incorporated in 1926 in Richmond, Virginia. We focus our operations on healthcare logistics services and provide our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing of products for the healthcare market. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving national scale in the United States healthcare market. In 2012, through the acquisition of the Movianto Group (Movianto), we entered into third-party logistics services for the pharmaceutical, biotechnology and medical device industries in the European market, leveraging an existing platform that also expands our ability to serve our United States-based manufacturer customers on an international level.
On October 1, 2014, we completed the acquisition of Medical Action Industries Inc. (Medical Action), a leading producer of surgical kits and procedure trays for the healthcare market. On November 1, 2014, we acquired ArcRoyal, a privately held surgical kitting company based in Ireland (ArcRoyal). These acquisitions further expanded our capabilities to provide our provider and manufacturer customers a range of kitting services, including the ability to combine instruments and supplies into sterilized custom procedure trays used in a variety of clinical procedures, such as cardiac and orthopedic procedures, and sterilized minor procedure kits and trays which are used in a wide variety of minor surgical and medical procedures, such as I.V. start kits and suture removal. This approach enables healthcare providers to track and manage the supply chain for products, supplies and instruments used in clinical settings. The combined consideration for these two acquisitions was $261.6 million, net of cash acquired, and including debt assumed of $13.4 million (capitalized lease obligations).
We report our business under two segments: Domestic and International. The Domestic segment includes all functions relating to our role as a medical supply logistics company providing distribution, kitting (including Medical Action) and logistics services to healthcare providers and manufacturers in the United States. The International segment consists of Movianto and ArcRoyal. Financial information by segment and geographic area appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in this annual report.
The Domestic Segment
Healthcare product volumes in the United States are dependent on the rates of utilization of medical/surgical procedures by consumers, which are subject to fluctuation according to the condition of the domestic economy and other factors, such as changes in regulation affecting reimbursement. Aside from consumer-driven activity, the healthcare industry is also experiencing growing demand for advanced logistics and inventory management services from healthcare providers and manufacturers that are focused on achieving more efficient and cost-effective supply-chain operations.
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

We offer a comprehensive portfolio of products and services to healthcare providers and manufacturers in the United States. Our portfolio of medical and surgical supplies includes branded products purchased in large volume from manufacturers and our own proprietary private-label products, which are internally sourced through our sourcing capabilities abroad or through a select group of manufacturers. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the nation. Our kitting capabilities offer the combining of instruments and supplies into custom and minor procedure kits and trays which are assembled and delivered based on the specifications provided by the healthcare provider customer. For sterilized kits and trays, we utilize one or more third-party sterilization contractors.
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
We also offer additional services to healthcare providers including supplier management, analytics, inventory management, outsourced resource management, clinical supply management and business process consulting. These value-add services help providers improve their process for contracting with vendors, purchasing supplies and streamlining inventory. These services include our operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory, as well as our customizable surgical supply service that includes the kitting and delivery of surgical supplies in procedure-based totes to coincide with the healthcare providers' surgical schedule.
The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage mark-up is added to the contract cost of the product agreed to by the customer and the supplier. We price our services for certain other arrangements under activity-based pricing models. In these cases, pricing depends upon the type, level and/or complexity of services that we provide to customers, and in some cases we do not take title to the product (although we maintain certain custodial risks). As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of selling, general and administrative expenses, rather than with the cost of the product, which is a component of cost of goods sold.
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
All of our distribution and logistics services utilize a common infrastructure of distribution centers, equipment, technology, and delivery methods (internal fleet, common carrier or parcel services). We operate a network of 42 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers, and two kitting facilities for the production of custom and minor procedure kits and trays. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management. During 2014, we completed a three-year, $54 million investment in our information technology infrastructure in the United States designed to achieve operational and data-management efficiencies and improve customer service.

The International Segment
Our International segment includes Movianto and ArcRoyal. Through Movianto, we provide contract logistics services to the pharmaceutical, biotechnology and medical device industries, offering a broad range of supply chain logistics services to manufacturers. Our warehousing and transportation offerings include storage, controlled-substance handling, cold-chain, emergency and export delivery, inventory management and pick & pack services. Our other services include order-to-cash, re-labeling, customer service and returns management. Through our kitting operations in ArcRoyal, we offer custom procedure trays to manufacturers and healthcare provider customers throughout Europe.
Our International segment has a network of 22 logistics centers and one kitting facility in 11 European countries, including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Netherlands, Slovakia, Spain, Switzerland and the United Kingdom. To serve our clients, we use a fleet of leased and owned trucks, including cold-chain delivery trucks. The majority of our drivers are our International teammates, although contract carriers and parcel services are used in situations where they are more cost-effective and timely.
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
Our Customers
We currently provide distribution, kitting, outsourced resource management and/or consulting services to thousands of healthcare provider customers. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets (IHNs) as well as smaller, independent hospitals in the United States. In addition to contracting with healthcare providers at the IHN level and through Group Purchasing Organizations (GPOs), we also contract with other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Novation, LLC (Novation), MedAssets Inc. (MedAssets), Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). In 2012 and 2013, we renewed the distribution agreements with all four GPOs to continue our status as an authorized distributor for their member healthcare providers and allow us to compete with other authorized distributors for the business of individual members. Below is a summary of these agreements:

GPO	Year of Renewal	Term	Sales to Members as a % of Consolidated Net Revenue in 2015
Novation	2012	5 years*	32%
MedAssets	2013	3 years	26%
Premier	2013	3 years*	23%
HPG	2013	5 years	11%

* Agreement also includes two one-year renewal options after the initial term
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers. In 2015, Novation became part of Vizient which is expected to acquire MedAssets in early 2016. We do not expect this transaction to have a significant impact on our operations in 2016.
Our supplier and manufacturer customers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. We currently have relationships with approximately 1,300 supplier and manufacturer customers. In the Domestic segment, sales of products supplied by subsidiaries of Covidien Ltd. accounted for approximately 14% of our consolidated net revenue for 2015. Sales of products supplied by Johnson & Johnson Health Care Systems, Inc. were approximately 10% of our consolidated net revenue for 2015.

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
Regulation
The medical/surgical supply distribution and healthcare logistics industries in the United States are subject to regulation by federal, state and local government agencies. Each of our distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products, and each of our kitting facilities is licensed to perform kit assembly operations. We must comply with laws and regulations, including those governing operations, storage, transportation, safety and security standards for each of our distribution centers and kitting facilities, of the Food and Drug Administration, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies. We are also subject to various federal and state laws intended to protect the privacy of health or other personal information and to prevent healthcare fraud and abuse. We believe we are in material compliance with all statutes and regulations applicable to our operations, including the Healthcare Insurance Portability and Accountability Act of 1996 (HIPAA), Medicare and Medicaid, as well as applicable general employment and employee health and safety laws and regulations.

Our International business is subject to local, country and European-wide regulations, including those promulgated by the European Medicines Agency (EMA) and the Medical Devices Directive. In addition, quality requirements are imposed by healthcare industry manufacturers which audit our operations on a regular basis. Each of our logistics centers in Europe is licensed to distribute medicinal, medical and surgical supplies, as well as certain pharmaceutical and related products, according to the country-specific requirements. Our logistics centers in Europe are able to store ambient, cold-chain or deep frozen products, are licensed to distribute narcotic products and pharmaceutical products included in clinical trials and are licensed for secondary packaging activities for medicinal products. Movianto is also ISO 9001:2008 certified across the entire enterprise. Our Ireland-based kitting facility is licensed to assemble kits and sell them in the markets we serve and operates in compliance with the requirements of ISO 9001:2008 and ISO/EU 13485:2012 standards. We believe we are in material compliance with all applicable statutes and regulations, as well as prevailing industry best practices, in the conduct of our European business operations.
Employees
At the end of 2015, we employed approximately 5,800 full- and part-time teammates in the Domestic segment and 2,300 in the International segment. Most of our International teammates are covered by collective bargaining agreements. Ongoing teammate training is critical to performance and we use Owens & Minor University®, an in-house training facility, to offer classes in leadership, management development, finance, operations, safety and sales. We continue to have positive relationships with teammates and European works councils.
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
In addition, in recent years, the healthcare industry in the United States has experienced and continues to experience significant consolidation in response to cost containment legislation and general market pressures to reduce costs. This consolidation of our customers and suppliers generally gives them greater bargaining power to reduce the pricing available to them, which may adversely impact our results of operations and financial condition.

The healthcare third-party logistics business in both the United States and Europe also is characterized by intense competition from a number of international, regional and local companies, including large conventional logistics companies and internet based non-traditional competitors that are moving into the healthcare and pharmaceutical distribution business. This competitive market places continuous pricing pressure on us from customers and manufacturers that could adversely affect our results of operations and financial condition if we are unable to continue to increase our revenues and to offset margin reductions caused by pricing pressures through cost control measures.
Dependence on Group Purchasing Organizations and Significant Healthcare Provider Customers
In 2015, our top ten customers in the United States represented approximately 29% of our consolidated net revenue. In addition, in 2015, approximately 81% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Novation, MedAssets and Premier. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.
Dependence on Significant Domestic Suppliers
In the United States, we distribute products from nearly 1,300 suppliers and are dependent on these suppliers for the continuing supply of products. In 2015, sales of products of our ten largest domestic suppliers accounted for approximately 57% of consolidated net revenue. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, partially dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations and financial condition.
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
Changes in the Healthcare Environment in the United States
We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; reductions in Medicare and Medicaid reimbursement levels; consolidation of competitors, suppliers and customers; a shift in healthcare provider venues from acute care settings to clinics, physician offices and home care; and the development of larger, more sophisticated purchasing groups. All of these changes place additional financial pressure on healthcare provider customers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our business, results of operations and financial condition.
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
Regulatory Requirements
We must comply with numerous laws and regulations in the United States, Europe, Asia and other countries where we operate. We also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations and financial condition. In addition, we are subject to various federal and state laws intended to prevent healthcare fraud and abuse. The requirements of these fraud and abuse laws are complicated and subject to interpretation and may be applied by a regulator, prosecutor or judge in a manner that could have a material adverse effect on our business, results of operations and financial condition.
Additionally, our business relies on the secure transmission and storage of sensitive information relating to our customers, company and workforce, and, in certain instances, patient-identifiable health information.  We are subject to state, federal and foreign laws that regulate the confidentiality of such information, how that information may be used, and the circumstances under which such information may be released. Regulations currently in place, including regulations governing electronic health data transmissions, continue to evolve and are often unclear and difficult to apply. Our failure to maintain the confidentiality of information in accordance with applicable regulatory requirements could expose us to claims, damages, fines and penalties and/or costs for remediation and, as a result, have a material adverse effect on our business and financial condition.
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

General Economic Climate
Poor or deteriorating economic conditions in the United States and the other countries in which we conduct business could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. These and other possible consequences of financial and economic decline could have a material adverse effect on our business, results of operations and financial condition.
Bankruptcy, Insolvency or other Credit Failure of Customers
We provide credit in the normal course of business to customers. We perform initial and ongoing credit evaluations of customers and maintain reserves for credit losses. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations and financial condition.
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
Disruption of our Distribution Network
Damage or disruption to our distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, geo-political events or other reasons could impair our ability to distribute our products and conduct our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our Domestic segment had 42 distribution centers as well as office and warehouse space across the United States as of December 31, 2015. We lease all of the centers from unaffiliated third parties with the exception of one location which we own. We also lease offices in China and Malaysia as well as small offices for sales and consulting personnel across the United States. In addition, we have a warehousing arrangement in Honolulu, Hawaii, with an unaffiliated third party, and lease space on a temporary basis from time to time to meet our inventory storage needs. We also operate two kitting facilities in our Domestic segment, one of which is owned and the other is subject to a capital lease. We own an office building in Brentwood, New York which is held for sale as of December 31, 2015. We also own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.
Our International segment properties span 11 European countries and include 22 logistics centers (19 leased and three owned) and one kitting facility that is owned. We also operate seven transport depots, of which we lease six and own one. We also lease office space in Bedford, UK.

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

Part II

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 18, 2016, there were approximately 3,280 common shareholders of record. We believe there are an estimated additional 37,720 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.
5-Year Total Shareholder Return
The following performance graph compares the performance of our common stock to the Standard & Poor's Composite- 500 Index (S&P 500 Index) and the Standard & Poor's Composite-500 Healthcare Index (S&P 500 Healthcare Index), an independently prepared index that includes more than 50 companies in the healthcare industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2010, and that all dividends were reinvested.

	Base Period	Years Ended
Company Name / Index	12/2010	12/2011	12/2012	12/2013	12/2014	12/2015
Owens & Minor, Inc.	$100.00	$96.99	$102.57	$135.30	$133.75	$141.14
S&P 500 Index	100.00	102.11	118.45	156.82	178.29	180.75
S&P 500 Healthcare	100.00	112.73	132.90	188.00	235.63	251.87
Share Repurchase Program. In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the year ended December 31, 2015, we repurchased in open-market transactions and retired approximately 0.6 million shares at an average price per share of $34.04.
The following table summarizes share repurchase activity by month during the fourth quarter of 2015.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
October	51,431	$33.86	51,431	$72,436,914
November	—	$—	—	$72,436,914
December	66,837	$36.44	66,837	$70,000,063
Total	118,268		118,268

Item 6. Selected Consolidated Financial Data
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Summary of Operations:
Net revenue	$9,772,946	$9,440,182	$9,071,532	$8,868,324	$8,627,912
Net income	$103,409	$66,503	$110,882	$109,003	$115,198

Per Common Share:
Net income per share—basic	$1.65	$1.06	$1.76	$1.72	$1.82
Net income per share—diluted	$1.65	$1.06	$1.76	$1.72	$1.81
Cash dividends	$1.01	$1.00	$0.96	$0.88	$0.80
Stock price at year end	$35.98	$35.11	$36.56	$28.51	$27.79

Summary of Financial Position:
Total assets	$2,777,840	$2,735,406	$2,324,042	$2,214,398	$1,946,815
Cash and cash equivalents	$161,020	$56,772	$101,905	$97,888	$135,938
Total debt	$577,585	$613,809	$216,243	$217,591	$214,556
Total Owens & Minor, Inc. shareholders’ equity	$992,590	$990,838	$1,023,913	$972,526	$918,087

Selected Ratios:
Gross margin as a percent of revenue	12.43%	12.39%	12.31%	10.43%	9.94%
Selling, general, and administrative expenses as a percent of revenue	9.55%	9.82%	9.52%	7.70%	7.08%
Operating earnings as a percent of revenue	2.05%	1.69%	2.18%	2.22%	2.36%
Days sales outstanding (DSO) (6)	21.0	22.1	22.1	20.8	20.7
Average annual inventory turnover (7)	9.4	10.1	10.4	10.1	10.2
 ____________________________
(1) We incurred charges of $28.4 million ($23.4 million after tax, or $0.37 per diluted common share) associated with acquisition-related and exit and realignment activities in 2015. We also recognized a gain of $1.5 million ($1.5 million after tax, or $0.02 per diluted common share) associated with the partial recovery of a 2014 contract claim settlement. See Notes 3 and 9 of Notes to Consolidated Financial Statements.
(2) We incurred charges of $42.8 million ($35.3 million after tax, or $0.56 per common share) associated with acquisition-related and exit and realignment activities in 2014, a loss on estimated contract claim settlement of $3.9 million ($3.9 million after tax, or $0.06 per common share), a net gain of $3.7 million ($4.7 million after tax, or $0.07 per common share) associated with fair value adjustments related to purchase accounting, and a loss on early retirement of debt of $14.9 million ($9.1 million after tax or $0.14 per common share). See Notes 3 and 9 of Notes to Consolidated Financial Statements.
(3) We incurred charges of $12.4 million ($8.9 million after tax, or $0.14 per common share) associated with acquisition-related and exit and realignment activities in 2013. See Notes 3 and 9 of Notes to Consolidated Financial Statements.
(4) We incurred charges of $10.2 million ($8.2 million after tax, or $0.13 per common share) associated with acquisition-related and exit and realignment activities in 2012.
(5) We incurred charges of $13.2 million ($8.0 million after tax, or $0.13 per common share) associated with acquisition-related and exit and realignment activities in 2011.
(6) Based on year end accounts receivable and net revenue for the fourth quarter of the year.
(7) Based on average annual inventory and cost of goods sold for the respective year.

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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare services company. We report our business under two segments: Domestic and International. The Domestic segment includes all functions relating to our role as a medical supply logistics company providing distribution, kitting and logistics services to healthcare providers and manufacturers in the United States. The International segment consists of our European third-party logistics and kitting businesses. Segment financial information is provided in Note 20 of Notes to Consolidated Financial Statements included in this annual report.
Financial Highlights.
The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
Operating earnings, as reported (GAAP)	$200,359	$159,536	$198,083
Acquisition-related and exit and realignment charges (1)	28,404	42,801	12,444
Fair value adjustments related to purchase accounting (2)	—	(3,706)	—
Other (3)	(1,500)	3,907	—
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$227,263	$202,538	$210,527
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.33%	2.15%	2.32%

Net income as reported (GAAP)	$103,409	$66,503	$110,882
Acquisition-related and exit and realignment charges, net of tax (1)	23,401	35,302	8,856
Fair value adjustments related to purchase accounting, net of tax (2)	—	(4,703)	—
Other, net of tax (3)	(1,500)	3,907	—
Loss on early retirement of debt, net of tax (4)	—	9,092	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$125,310	$110,101	$119,738

Net income per diluted common share, as reported (GAAP)	$1.65	$1.06	$1.76
Acquisition-related and exit and realignment charges, net of tax (1)	0.37	0.56	0.14
Fair value adjustments related to purchase accounting, net of tax (2)	—	(0.07)	—
Other, net of tax (3)	(0.02)	0.06	—
Loss on early retirement of debt, net of tax (4)	—	0.14	—
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$2.00	$1.76	$1.90
Adjusted EPS increased to $2.00 in 2015 from $1.76 in 2014 primarily due to an increase in Adjusted Operating Earnings of $24.7 million, reflecting year over year improvements in both segments. Domestic segment operating earnings were $223.4 million for 2015, an increase of $14.1 million when compared to the prior year. This increase resulted primarily from revenue growth, benefits from manufacturer product price changes, contributions from Medical Action, expense control initiatives and lower fuel costs. International segment results improved $10.6 million in the current year to operating earnings of $3.9 million compared to a loss of $6.7 million in 2014. Improvement in International results is attributed to measures taken throughout the year to streamline and reposition the business, improve operational efficiency and reduce expenses.

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
The following items have been excluded in our non-GAAP financial measures:
(1) Acquisition-related charges, pre-tax, were $9.8 million in 2015, $16.1 million in 2014 and $3.5 million in 2013. Current year charges consist primarily of costs to continue the integration of Medical Action and ArcRoyal, which were acquired in the fourth quarter of 2014, including certain severance and contractual payments to the former owner and costs to transition information technology and other administrative functions. Prior year charges consisted primarily of transaction costs incurred to perform due diligence and analysis related to these acquisitions, as well as costs to resolve certain contingencies with the former owner of Movianto. Charges in 2013 included costs to transition the information technology and other operations and administrative functions of Movianto from the former owner.
Exit and realignment charges (income), pre-tax, were $18.6 million in 2015, $26.7 million in 2014 and $8.9 million in 2013. These charges were associated with optimizing our operations and include the closure and consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include other costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes. Further information regarding these items is included in Note 9 of Notes to Consolidated Financial Statements. We expect charges of approximately $20.0 million in 2016 for activities to be taken in the Domestic and International segments.
(2) The fourth quarter of 2014 included a gain of $6.7 million (pretax) recorded in other operating income, net from a fair value adjustment to contingent consideration related to the 2012 Movianto acquisition purchase price, offset by the incremental charge to cost of goods sold of $3.0 million (pretax) from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the 2014 acquisitions.
(3) The fourth quarter of 2015 included an insurance recovery of $1.5 million related to a contract settlement in the United Kingdom for which $3.9 million was expensed in 2014. Both the 2015 recovery and the 2014 settlement expense were recorded in other operating income, net.
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

Results of Operations
2015 compared to 2014

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2015	2014	$	%
Domestic	$9,356,140	$8,951,852	$404,288	4.5%
International	416,806	488,330	(71,524)	(14.6)%
Net revenue	$9,772,946	$9,440,182	$332,764	3.5%
Consolidated net revenue improved in the year ended December 31, 2015 as a result of growth in our Domestic segment. The continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers and lost business when compared to prior year. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. Domestic revenues in 2015 also benefitted from a full year of activity from the 2014 acquisition of Medical Action which accounted for 1.5% of the year over year growth. The decrease in the International segment was largely driven by unfavorable foreign currency translation impacts of $52.5 million in 2015. On a constant currency basis, excluding the full year impact of the 2014 acquisition of ArcRoyal, and the late 2014 transition of a customer from a buy/sell to a fee-for-service arrangement, International segment revenues declined approximately 3.5% for the year ended December 31, 2015, compared to prior year. This decline was largely a result of the previously announced exit from a U.K. customer contract, as well as other lost business. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2015	2014	$	%
Cost of goods sold	$8,558,373	$8,270,216	$288,157	3.5%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Beginning in the fourth quarter of 2014, cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our kitting operations. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in sales activity through our distribution and kitting businesses, cost of goods sold increased from the prior year by $288.2 million.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2015	2014	$	%
Gross margin	$1,214,573	$1,169,966	$44,607	3.8%
As a % of net revenue	12.43%	12.39%
The improvement in gross margin for the year ended December 31, 2015 compared to the prior year was largely attributable to revenue growth in the Domestic segment as described above, as well as higher benefits from certain manufacturer product price changes compared to prior year. International gross margin was unfavorably impacted by $40.6 million from foreign currency translation. Excluding this impact, the International segment gross margin improved 3.1% compared to prior year, largely from the 2014 acquisition of ArcRoyal.
We value Domestic segment inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been the same in 2015 and higher by 8 basis points in 2014.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2015	2014	$	%
SG&A expenses	$933,596	$926,977	$6,619	0.7%
As a % of net revenue	9.55%	9.82%
Depreciation and amortization	$60,187	$57,125	$3,062	5.4%
Other operating income, net	$(7,973)	$(16,473)	$8,500	(51.6)%
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
The change in SG&A expenses compared to the prior year was largely attributable to increased expenses associated with incremental sales activity in the Domestic segment, higher accrued incentive compensation and full year impacts from the late 2014 acquisitions in both segments. These impacts were largely offset by benefits from cost control initiatives, lower fuel costs compared to prior year and favorable foreign currency translation impacts of $37.6 million, all of which contributed to a 27 basis point reduction in SG&A expenses as a percentage of net revenue compared to 2014. The Domestic segment also incurred $3.7 million for the year ended December 31, 2015 in costs associated with the recruitment and transition of our new chief executive officer.
Depreciation and amortization expense increased in 2015 as a result of incurring a full year of amortization on intangible assets associated with the 2014 acquisitions. In connection with our kitting operations, approximately $1.3 million in depreciation for 2015 and $0.3 million for 2014 was also included in cost of goods sold. Additional amortization of $4.5 million for 2015 and $6.0 million for 2014 related to the accelerated amortization of an information system which has been replaced in the International segment is included in acquisition-related and exit and realignment charges.
The decrease in other operating income, net for the year ended December 31, 2015 compared to 2014 was primarily related to 1) the prior year benefit of $5.3 million from the settlement of a direct purchaser anti-trust class action lawsuit, as well as a gain on the sale of an investment, 2) the prior year gain of $6.7 million from a fair value adjustment to contingent consideration related to the Movianto acquisition purchase price, offset by 3) a prior year loss of $3.9 million related to the settlement of a contract claim in the United Kingdom, of which $1.5 million was recovered through insurance in 2015 and 4) an increase in 2015 of expenses associated with on-going legal matters.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2015	2014	$	%
Interest expense, net	$27,149	$18,163	$8,986	49.5%
Effective interest rate	4.78%	5.38%
 The changes in interest expense and effective interest rate in the year ended December 31, 2015 compared to 2014 was the result of the new Senior Notes issued on September 16, 2014.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2015	2014	$	%
Income tax provision	$69,801	$59,980	$9,821	16.4%
Effective tax rate	40.3%	47.4%
The change in the effective tax rate compared to 2014, including income taxes on acquisition-related and exit and realignment charges, resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year and the deductibility of certain acquisition-related charges for income tax purposes.

2014 compared to 2013

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Domestic	$8,951,852	$8,688,018	$263,834	3.0%
International	488,330	383,514	104,816	27.3%
Net revenue	$9,440,182	$9,071,532	$368,650	4.1%
Consolidated net revenue improved in our two segments for the year ended December 31, 2014 compared to 2013. Excluding the impact of the fourth quarter 2014 acquisitions, net revenue increased by 2.6% and 25.5% in our Domestic and International segments, respectively. In the Domestic segment, the continued trend of growth in our existing large healthcare provider customer accounts and new business exceeded declines from smaller customers when compared to 2013. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The increases in the International segment were a result of new buy/sell contracts and growth in fee-for-service business as well as positive impacts from foreign exchange. Fee-for-service business generally represents approximately two-thirds of net revenue in the International segment.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Cost of goods sold	$8,270,216	$7,954,457	$315,759	4.0%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear the risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Beginning in the fourth quarter of 2014, cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our acquired kitting operations. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in distribution sales activity and fourth quarter 2014 sales activity associated with the acquisitions (which includes the incremental charge to cost of goods sold of $3.0 million from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value), cost of goods sold increased $315.8 million from 2013. See the gross margin discussion below for additional factors impacting cost of goods sold.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2014	2013	$	%
Gross margin	$1,169,966	$1,117,075	$52,891	4.7%
As a % of net revenue	12.39%	12.31%
The growth in fee-for-service activity drove the overall improvement in gross margin as the International segment showed a $44.2 million increase over 2013. Domestic segment gross margin for the year benefitted from increased sales volume and the fourth quarter contribution of Medical Action which offset the decline in margins on new and renewed customer contracts in 2014 when compared to 2013.
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
International segment SG&A expenses increased over 2013 by $44.4 million due mainly to increased salaries and delivery costs associated with higher fee-for-service activity as well as increased costs associated with integrating a significant new customer in the United Kingdom earlier in the year. The Domestic segment also experienced an increase during 2014 as a result of higher accrued incentive compensation, warehouse expense from greater sales activity and higher legal fees compared to 2013. Acquisitions accounted for $11.3 million of the increase in SG&A from 2013.
Depreciation and amortization expense increased primarily in the International segment due to increases in computer software amortization for assets placed in service and amortization from intangibles associated with purchase price accounting. An additional $1.6 million in expense is associated with the 2014 acquisitions. In connection with Medical Action and ArcRoyal, approximately $0.3 million in depreciation expense is also included in cost of goods sold.
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

	December 31,		Change
(Dollars in thousands)	2015	2014	$	%
Cash and cash equivalents	$161,020	$56,772	$104,248	183.6%
Accounts and notes receivable, net of allowances	$587,935	$626,192	$(38,257)	(6.1)%
Days sales outstanding (1)	21.0	22.1
Merchandise inventories	$940,775	$872,457	$68,318	7.8%
Inventory turnover (2)	9.4	10.1
Accounts payable	$710,609	$608,846	$101,763	16.7%
(1) Based on year end accounts receivable and net revenue for the fourth quarter
(2) Based on average annual inventory and costs of goods sold for the years ended December 31, 2015 and 2014
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows:

	For the years ended December 31,
(Dollars in thousands)	2015	2014	2013
Net cash provided by (used for):
Operating activities	$269,597	$(3,761)	$140,554
Investing activities	(36,473)	(317,251)	(57,078)
Financing activities	(124,233)	278,560	(81,980)
Effect of exchange rate changes on cash	(4,643)	(2,681)	2,521
Increase (decrease) in cash and cash equivalents	$104,248	$(45,133)	$4,017
Cash provided by operating activities in 2015 reflected higher net income and favorable changes in working capital driven primarily by the timing of vendor payments. Depreciation and amortization in the statements of cash flow includes $4.5 million in 2015 and $6.0 million in 2014 in accelerated amortization which is included in acquisition-related and exit and realignment charges in the statements of income related to the change in useful life (from 10 years to 1 year) for an information system which has been replaced in the International segment. Cash used for operating activities in 2014 compared to 2013 reflected unfavorable changes in working capital driven primarily by the timing of vendor payments and increased net working capital needs resulting from strong sales growth.
Cash used for investing activities in 2015 reflected capital expenditures of $36.6 million for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2014 included cash paid for the acquisitions of Medical Action and ArcRoyal of approximately $261.6 million plus assumed third-party debt (capital lease obligations) of $13.4 million and capital expenditures of $70.8 million (compared to $60.1 million in 2013) primarily related to distribution center and logistics facility moves and modifications and information technology initiatives.
Cash used in financing activities in 2015 includes the repayment of $33.7 million in borrowings on our Amended Credit Agreement. In 2014, cash provided by financing activities reflected proceeds from borrowings of $581.4 million and the repayment of long-term debt of $217.4 million. We paid dividends of $63.7 million, $63.1 million and $60.7 million and repurchased common stock under a share repurchase program for $20.0 million, $9.9 million and $18.9 million in the years ended December 31, 2015, 2014 and 2013.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one -year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at December 31, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At December 31, 2015, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. At December 31, 2014, we had $33.7 million in borrowings outstanding which was repaid in the first quarter of 2015. We also have a $1.2 million and a $1.5 million letter of credit outstanding as of December 31, 2015 and 2014, respectively, which supports our facilities leased in Europe.
On September 16, 2014, we issued $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”). The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. Interest on the 2021 Notes and 2024 Notes is payable semiannually in arrears, commencing on March 15, 2015 and December 15, 2014, respectively. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. We have $4.1 million of deferred costs associated with the issuance of the 2021 Notes and 2024 Notes which were unamortized as of December 31, 2015.
We used a portion of the proceeds from the 2021 Notes and the 2024 Notes to complete the Medical Action and ArcRoyal acquisitions in the fourth quarter of 2014 for a combined purchase price of $261.6 million, net of cash acquired, and including debt assumed of $13.4 million (capitalized lease obligations). We also used a portion of the proceeds in 2014 to fund the early retirement of all of our 2016 Notes, which included the payment of a $17.4 million redemption premium. We recorded a net loss on the early retirement of our 2016 Notes of $14.9 million, which includes the redemption premium offset by the recognition of a gain on previously settled interest rate swaps.
We paid quarterly cash dividends on our outstanding common stock at the rate of $0.2525 per share during 2015, $0.25 per share during 2014, and $0.24 per share during 2013. Our annual dividend payout ratio for the three years ended December 31, 2015, based on Adjusted EPS, was in the range of 50% to 57%. In February 2016, the Board of Directors approved the first quarter dividend of $0.255 per common share, an increase of 1.0% compared to 2015. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders and may be suspended or discontinued at any time. During 2015, we repurchased approximately 0.6 million shares at $20.0 million under this program. At December 31, 2015, the remaining amount authorized for repurchase under this program was $70.0 million.
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
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $46.0 million and $31.5 million as of December 31, 2015 and 2014. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2015:

(Dollars in thousands)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$718,612	$22,688	$45,376	$45,376	$605,172
Purchase obligations (2)	68,586	38,500	30,086	—	—
Operating leases (2)	265,634	57,020	93,445	46,493	68,676
Capital lease obligations (1)	41,981	7,264	11,532	5,765	17,420
Unrecognized tax benefits, net (3)	7,657	—	—	—	—
Other long-term liabilities (4)	85,470	3,106	6,265	6,162	69,937
Total contractual obligations	$1,187,940	$128,578	$186,704	$103,796	$761,205
(1) See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2015.
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

Allowances for losses on accounts and notes receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2015, accounts and notes receivable were $587.9 million, net of allowances of $13.2 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material effect on the results of operations.
Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for Domestic segment inventories and the first-in, first-out (FIFO) method for International segment inventories. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise throughout the year. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2015, the carrying value of inventory was $940.8 million, which is $116.4 million lower than the value of inventory had it all been accounted for on a FIFO basis.
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
We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we perform qualitative assessments based on macroeconomic conditions, structural changes in the industry, estimated financial performance, and other relevant information. If necessary, we perform a quantitative analysis to estimate the fair value of the reporting unit using valuation techniques, including comparable multiples of the reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $419.6 million at December 31, 2015.
Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2015, long-lived assets included property and equipment of $208.9 million, net of accumulated depreciation; intangible assets of $95.3 million, net of accumulated amortization; and computer software costs of $68.4 million, net of accumulated amortization.
We did not record any material impairment losses related to goodwill or long-lived assets in 2015. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions could produce materially different results.
Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheets for employee healthcare, workers’ compensation and automobile liability costs totaled $14.5 million at December 31, 2015 and $13.0 million at December 31, 2014.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and $5.0 million in letters of credit under the facility at December 31, 2015. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.71 per gallon in 2015, decreased 29% from $3.82 per gallon in 2014. Based on our fuel consumption in 2015, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million.
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
Item 8. Financial Statements and Supplementary Data
See Item 15. Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
There have been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the company). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/ P. Cody Phipps
P. Cody Phipps
President & Chief Executive Officer

/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer &
President, International

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Owens & Minor, Inc.:
We have audited Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Owens & Minor, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing in Part II of the Company’s December 31, 2015 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Owens & Minor, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 25, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2016

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers at the end of the electronic filing of this Form 10-K and the registrant’s 2016 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 26, 2015. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 64.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year ended December 31,	2015	2014	2013
Net revenue	$9,772,946	$9,440,182	$9,071,532
Cost of goods sold	8,558,373	8,270,216	7,954,457
Gross margin	1,214,573	1,169,966	1,117,075
Selling, general, and administrative expenses	933,596	926,977	863,656
Acquisition-related and exit and realignment charges	28,404	42,801	12,444
Depreciation and amortization	60,187	57,125	50,586
Other operating income, net	(7,973)	(16,473)	(7,694)
Operating earnings	200,359	159,536	198,083
Loss on early retirement of debt	—	14,890	—
Interest expense, net	27,149	18,163	13,098
Income before income taxes	173,210	126,483	184,985
Income tax provision	69,801	59,980	74,103
Net income	$103,409	$66,503	$110,882

Net income attributable to Owens & Minor, Inc. per common share:
Basic	$1.65	$1.06	$1.76
Diluted	$1.65	$1.06	$1.76
Cash dividends per common share	$1.01	$1.00	$0.96
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year ended December 31,	2015	2014	2013
Net income	$103,409	$66,503	$110,882
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2015, $0 in 2014 and $111 in 2013)	(27,581)	(29,539)	6,143
Change in unrecognized net periodic pension costs (net of income tax of $90 in 2015, $2,361 in 2014 and $2,429 in 2013)	(159)	(3,844)	3,839
Other (net of income tax of $0 in 2015, $72 in 2014 and $32 in 2013)	(84)	(186)	(8)
Other comprehensive income (loss)	(27,824)	(33,569)	9,974
Comprehensive income	$75,585	$32,934	$120,856
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2015	2014
Assets
Current assets
Cash and cash equivalents	$161,020	$56,772
Accounts and notes receivable, net	587,935	626,192
Merchandise inventories	940,775	872,457
Other current assets	284,970	314,479
Total current assets	1,974,700	1,869,900
Property and equipment, net	208,930	232,979
Goodwill, net	419,619	423,276
Intangible assets, net	95,250	108,593
Other assets, net	79,341	100,658
Total assets	$2,777,840	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$710,609	$608,846
Accrued payroll and related liabilities	45,907	31,507
Other current liabilities	307,073	326,223
Total current liabilities	1,063,589	966,576
Long-term debt, excluding current portion	572,559	608,551
Deferred income taxes	86,326	101,880
Other liabilities	62,776	67,561
Total liabilities	1,785,250	1,744,568
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—62,803 shares and 63,070 shares	125,606	126,140
Paid-in capital	211,943	202,934
Retained earnings	706,866	685,765
Accumulated other comprehensive income (loss)	(51,825)	(24,001)
Total equity	992,590	990,838
Total liabilities and equity	$2,777,840	$2,735,406
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2015	2014	2013
Operating activities:
Net income	$103,409	$66,503	$110,882
Adjustments to reconcile net income to cash provided by (used for) operating activities :
Depreciation and amortization	65,982	63,407	50,586
Share-based compensation expense	11,306	8,207	6,381
Deferred income tax (benefit) expense	(6,101)	(3,385)	3,713
Provision for losses on accounts and notes receivable	(24)	448	787
Loss on early retirement of debt	—	14,890	—
Changes in operating assets and liabilities:
Accounts and notes receivable	18,333	(17,803)	(38,645)
Merchandise inventories	(69,727)	(57,329)	(7,064)
Accounts payable	114,011	(52,148)	47,374
Net change in other assets and liabilities	30,177	(25,828)	(32,337)
Other, net	2,231	(723)	(1,123)
Cash provided by (used for) operating activities	269,597	(3,761)	140,554
Investing activities:
Acquisitions, net of cash acquired	—	(248,536)	—
Additions to computer software and intangible assets	(16,085)	(22,384)	(32,010)
Additions to property and equipment	(20,531)	(48,424)	(28,119)
Proceeds from sale of property and equipment	143	156	3,051
Proceeds from investment sale	—	1,937	—
Cash used for investing activities	(36,473)	(317,251)	(57,078)
Financing activities:
Proceeds from issuance of debt	—	547,693	—
Proceeds from (repayment of) revolving credit facility	(33,700)	33,700	—
Repayment of debt	—	(217,352)	—
Cash dividends paid	(63,651)	(63,104)	(60,731)
Repurchases of common stock	(20,000)	(9,934)	(18,876)
Financing costs paid	—	(5,391)	—
Proceeds from exercise of stock options	—	1,180	5,352
Excess tax benefits related to share-based compensation	646	582	898
Purchase of noncontrolling interest	—	(1,500)	—
Other, net	(7,528)	(7,314)	(8,623)
Cash (used for) provided by financing activities	(124,233)	278,560	(81,980)
Effect of exchange rate changes on cash and cash equivalents	(4,643)	(2,681)	2,521
Net increase (decrease) in cash and cash equivalents	104,248	(45,133)	4,017
Cash and cash equivalents at beginning of year	56,772	101,905	97,888
Cash and cash equivalents at end of year	$161,020	$56,772	$101,905
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Owens & Minor, Inc. Shareholders’ Equity
	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance, December 31, 2012	63,271	$126,544	$187,394	$658,994	$(406)	$1,130	$973,656
Net income				110,882			110,882
Other comprehensive income					9,974		9,974
Dividends declared ($0.96 per share)				(60,573)			(60,573)
Shares repurchased and retired	(560)	(1,120)		(17,756)			(18,876)
Share-based compensation expense, exercises and other	385	769	9,211				9,980
Balance, December 31, 2013	63,096	126,193	196,605	691,547	9,568	1,130	1,025,043
Net income				66,503			66,503
Other comprehensive loss					(33,569)		(33,569)
Dividends declared ($1.00 per share)				(62,934)			(62,934)
Shares repurchased and retired	(291)	(583)		(9,351)			(9,934)
Share-based compensation expense, exercises and other	265	530	7,024				7,554
Purchase of noncontrolling interest			(695)			(1,130)	(1,825)
Balance, December 31, 2014	63,070	126,140	202,934	685,765	(24,001)	—	990,838
Net income				103,409			103,409
Other comprehensive loss					(27,824)		(27,824)
Dividends declared ($1.01 per share)				(63,483)			(63,483)
Shares repurchased and retired	(587)	(1,175)		(18,825)			(20,000)
Share-based compensation expense, exercises and other	320	641	9,009				9,650
Balance, December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$—	$992,590
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us or our), is a Fortune 500 company headquartered in Richmond, Virginia. We are a leading global healthcare services company that connects the world of medical products to the point of care by providing vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies, and devices in the United States and Europe. We serve our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing for the healthcare market. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe.
Our Domestic segment includes all functions relating to our role as a medical supply logistics company providing distribution, kitting and logistics services to healthcare providers and manufacturers in the United States. The International segment consists of our European third-party logistics and kitting businesses.
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
Financing Receivables and Payables. We have an order-to-cash program in our International segment under which we invoice manufacturers’ customers and remit collected amounts to the manufacturers. We retain credit risk for certain uncollected receivables under this program where contractually obligated. We continually monitor the expected collectability in this program and maintain valuation allowances when it is likely that an amount may be or may become uncollectible. Allowances are estimated based on a number of factors including creditworthiness of customers, age of the receivables and historical experience. We write off uncollected receivables under this program when collection is no longer being pursued. At December 31, 2015 and 2014, the allowance for uncollectible accounts as part of this program was $0.1 million and $0.4 million. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer. Balances receivable and related amounts payable under this program are classified in other current assets and other current liabilities in the consolidated balance sheets.
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method for Domestic segment inventories. Cost of International segment inventories is determined using the first-in, first out (FIFO) method.
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease less accumulated amortization. Depreciation and amortization expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. During the year we changed the useful lives of certain warehouse assets from eight years to 15 to better align with our current business practices.  The cost basis of these assets were $12.9 million and the change in useful lives reduced total depreciation expense by $0.9 million for the year ended December 31, 2015. In general, the estimated useful lives for computing depreciation and amortization are four to 15 years for warehouse equipment, five to 40 years for buildings and building improvements, and three to eight years for computers, furniture and fixtures, and office and other equipment. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized.
Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 30 years. We also lease most of our transportation and material handling equipment for terms generally ranging from three to ten years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.
Goodwill. We evaluate goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. We review goodwill first by performing a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If not, we then perform a quantitative assessment by first comparing the carrying amount to the fair value of the reporting unit. If the fair value of the reporting unit is determined to be less than its carrying value, a second step is performed to measure the goodwill impairment loss as the excess of the carrying value of the reporting unit’s goodwill over the estimated fair value of its goodwill. We estimate the fair value of the reporting unit using valuation techniques which can include comparable multiples of the unit’s earnings before interest, taxes, depreciation and amortization (EBITDA) and present value of expected cash flows. The EBITDA multiples are based on an analysis of current enterprise values and recent acquisition prices of similar companies, if available.
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
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and ten years. Computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2015 and 2014 was $68.4 million and $75.2 million. Depreciation and amortization expense includes $15.4 million, $16.4 million and $14.2 million of software amortization for the years ended December 31, 2015, 2014 and 2013. Additional amortization of $4.5 million in 2015 and $6.0 million in 2014 related to the accelerated amortization of an information system which was replaced in the International segment is included in acquisition-related and exit and realignment charges in the consolidated statements of income.

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
In situations where we act as an agent in a sales arrangement and do not bear a significant portion of these risks, primarily for our third-party logistics business, there is no cost of goods sold and all costs to provide the service to the customer are recorded in selling, general and administrative expenses.
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
Shipping and Handling. Shipping and handling costs are included in SG&A expenses on the consolidated statements of income and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $548.6 million, $576.8 million and $528.2 million for the years ended

December 31, 2015, 2014 and 2013, respectively. Third-party shipping and handling costs billed to customers, which are included in net revenue, are immaterial for all periods presented.
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
We earn a portion of our operating earnings in foreign jurisdictions outside the United States, which we consider to be indefinitely reinvested. Accordingly, no United States federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $46.0 million and $31.5 million as of December 31, 2015 and 2014. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested. Upon distribution of these assets, we could be subject to additional U.S. federal and state income taxes and withholding taxes payable to foreign jurisdictions, where applicable.
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
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of income and were not material to our consolidated results of operations in 2015, 2014, and 2013.
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Recent Accounting Pronouncements. During 2015, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
In November 2015 the FASB released as part of its simplification initiative ASU 2015-17 which will require entities, starting in 2017, to classify all deferred taxes as non-current. This is a change from the current GAAP which requires deferred taxes to be classified as current or non-current based on the underlying book asset/liability. As allowed by the standard, we have chosen to early adopt this guidance on a retrospective basis. As a result, all deferred income taxes in the consolidated balance sheets are reflected as non-current assets or liabilities. Deferred tax liabilities of $38.0 million and deferred tax assets of $0.8 million presented as current in the prior year have been reclassified to non-current to conform to this new presentation.
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
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for the Company on January 1, 2016, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the financial statements of the Company.
On May 28, 2014, the FASB issued an ASU, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. Early application as of January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the ASU will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Novation, LLC (Novation), MedAssets Inc. (MedAssets) and Premier, Inc. (Premier). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2015, 2014 and 2013, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our net revenue annually: Novation—32% to 33%; MedAssets—24% to 26%; and Premier—21% to 24%.
Net revenue from sales of product supplied by subsidiaries of Covidien Ltd. represented approximately 13% and Johnson & Johnson Healthcare Systems, Inc. represented between 9% to 10% of our net revenue annually for 2015, 2014 and 2013, respectively.
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

Acquisition-related expenses for the years ending December 31, 2015 and 2014 consisted of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the Medical Action and ArcRoyal acquisitions, and costs to integrate the acquired operations (including certain severance and contractual payments to former management). We also incurred certain acquisition-related charges in 2014 and 2013 associated with costs in Movianto to resolve certain issues and claims with the former owner. We recognized pre-tax acquisition-related expenses of  $9.8 million, $16.1 million  and $3.5 million for the years ended December 31, 2015, 2014 and 2013 related to these activities.
Note 4—Accounts and Notes Receivable, Net
Allowances for losses on accounts and notes receivable of $13.2 million and $13.3 million have been applied as reductions of accounts receivable at December 31, 2015 and 2014. Write-offs of accounts and notes receivable were $1.2 million, $3.1 million and $1.1 million for 2015, 2014 and 2013.
Note 5—Merchandise Inventories
At December 31, 2015 and 2014, we had inventory of $940.8 million and $872.5 million, of which $923.8 million and $811.3 million were valued under LIFO. If LIFO inventories had been valued on a current cost or first-in, first-out (FIFO) basis, they would have been greater by $116.4 million and $116.2 million as of December 31, 2015 and 2014. At December 31, 2015 and 2014, included in our inventory was $22.3 million and $20.0 million in raw materials, $10.6 million and $5.4 million in work in process and the remainder was finished goods.
Note 6—Financing Receivables and Payables
At December 31, 2015 and 2014, we had financing receivables of $198.5 million and $196.2 million and related payables of $148.5 million and $168.8 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 7—Property and Equipment
Property and equipment consists of the following:

December 31,	2015	2014
Warehouse equipment	$168,599	$169,083
Computer equipment	53,566	31,162
Building and improvements	75,229	87,974
Leasehold improvements	60,522	58,046
Land and improvements	17,386	17,771
Furniture and fixtures	14,517	12,539
Office equipment and other	8,216	19,781
	398,035	396,356
Accumulated depreciation	(189,105)	(163,377)
Property and equipment, net	$208,930	$232,979
The gross value of assets recorded under capital leases was $38.7 million and $40.0 million with associated accumulated depreciation of $13.7 million and $10.5 million as of December 31, 2015 and 2014, respectively. Depreciation expense for property and equipment and assets under capital leases was $36.3 million, $35.5 million and $33.1 million for the years ended December 31, 2015, 2014, and 2013.
Property held for sale in our Domestic segment was $3.8 million at December 31, 2015 and is included in other current assets, net, in the consolidated balance sheets. We are actively marketing the property for sale; however, the ultimate timing is dependent on local market conditions. Property held for sale in our Domestic segment was $5.6 million at December 31, 2014.

Note 8—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2015:

	Domestic Segment	International Segment	Consolidated
Carrying amount of goodwill, December 31, 2014	$377,089	$46,187	$423,276
Currency translation adjustments	—	(3,778)	(3,778)
Acquisitions (See Note 3)	1,116	(995)	121
Carrying amount of goodwill, December 31, 2015	$378,205	$41,414	$419,619
Intangible assets at December 31, 2015 and 2014 were as follows:

	2015		2014
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$121,888	$4,621	$125,448	$3,405
Accumulated amortization	(29,872)	(1,387)	(19,773)	(487)
Net intangible assets	$92,016	$3,234	$105,675	$2,918
Weighted average useful life	14 years	5 years	14 years	6 years
At December 31, 2015, $60.2 million in net intangible assets were held in the Domestic segment and $35.1 million were held in the International segment. Amortization expense for intangible assets was $9.8 million for 2015, $5.5 million for 2014 and $3.3 million for 2013.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $10.2 million for 2016, $9.9 million for 2017, $9.3 million for 2018, $9.1 million for 2019 and $9.0 million for 2020.
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
Exit and realignment charges by segment for the years ended December 31, 2015, 2014, and 2013 were as follows:

Year ended December 31,	2015	2014	2013
Domestic segment	$7,318	$7,223	$8,176
International segment	11,312	19,490	751
Total exit and realignment charges	$18,630	$26,713	$8,927

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2015:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment charges, January 1, 2013	$5,098	$1,116	$6,214
Provision for exit and realignment activities	2,932	128	3,060
Cash payments, net of sublease income	(5,596)	(769)	(6,365)
Accrued exit and realignment charges, December 31, 2013	2,434	475	2,909
Provision for exit and realignment activities	5,592	6,338	11,930
Change in estimate	(1,260)	—	(1,260)
Cash payments, net of sublease income	(3,191)	(3,926)	(7,117)
Accrued exit and realignment charges, December 31, 2014	3,575	2,887	6,462
Provision for exit and realignment activities	1,118	3,965	5,083
Change in estimate	(3,002)	(875)	(3,877)
Cash payments, net of sublease income	(1,205)	(4,137)	(5,342)
Accrued exit and realignment charges, December 31, 2015	$486	$1,840	$2,326
In addition to the exit and realignment accruals in the preceding table, we also incurred $17.4 million of costs that were expensed as incurred for the year ended December 31, 2015, including $4.6 million in facility costs, $4.5 million in accelerated amortization of an information system that was replaced, $1.4 million in labor costs, $3.8 million in professional services fees, $3.0 million in information systems costs and $0.1 million in other costs.
We incurred $16.0 million of costs that were expensed as incurred for the year ended December 31, 2014, including $3.3 million in facility costs, $6.0 million in accelerated amortization of an information system that was replaced, $2.9 million in labor costs, $1.3 million in professional fees, $1.8 million in information systems costs and $0.7 million in other costs.
We incurred $5.8 million of costs that were expensed as incurred for the year ended December 31, 2013, including $3.7 million in product move costs and the remainder in losses on property and equipment and other expenses.
We do not expect significant additional costs in 2016 for activities that were initiated through December 31, 2015.
Note 10—Debt
Debt consists of the following:

	2015		2014
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, $275 million par value, maturing September 2021	$273,959	$273,680	$273,777	$275,055
4.375% Senior Notes, $275 million par value, maturing December 2024	274,087	272,828	273,986	283,855
Revolving Credit Facility	—	—	33,700	33,700
Capital leases	29,539	29,539	32,346	32,346
Total debt	577,585	576,047	613,809	624,956
Less current maturities	(5,026)	(5,026)	(5,258)	(5,258)
Long-term debt	$572,559	$571,021	$608,551	$619,698
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
On September 17, 2014, we amended our existing Credit Agreement, increasing our borrowing capacity from $350 million to $450 million and extending the term through September 2019 (the Amended Credit Agreement). Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at December 31, 2015, the interest rate under the credit facility is LIBOR plus 1.375%.
At December 31, 2015, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million and $1.5 million letter of credit outstanding as of December 31, 2015 and 2014, which supports our facilities leased in Europe.
The Amended Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2015.
Cash payments for interest during 2015, 2014 and 2013 were $27.7 million, $18.5 million and $14.7 million.
We enter into long-term non-cancellable leases for certain warehouse equipment and vehicles which, for accounting purposes, are classified as capital leases. We also operate a kitting facility acquired with Medical Action which is subject to a long-term capital lease. As of December 31, 2015, we were obligated under capital leases for minimum annual rental payments as follows:

Year

2016	$7,264
2017	6,401
2018	5,131
2019	3,423
2020	2,342
Thereafter	17,420
Total minimum lease payments	41,981
Less: Amounts representing interest	(12,442)
Present value of total minimum lease payments	29,539
Less: Current portion of capital lease obligations	(5,027)
Long-term portion of capital lease obligations	$24,512
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
The total notional values of our foreign currency derivatives was $2.0 million and $10.0 million as of December 31, 2015 and 2014. These contracts were acquired with the acquisition of ArcRoyal. We were not party to any derivatives as of or for the year ended December 31, 2013. The notional amounts of the derivative instruments do not necessarily represent the amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts are calculated by reference to the notional amounts and by other terms of the derivative, such as foreign currency exchange rates. We determine the fair value of our derivatives based on quoted market prices. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. Our derivatives are straightforward over-the-counter instruments with liquid markets.
All derivatives are carried at fair value in our consolidated balance sheets in other assets and other liabilities line items. We do not currently have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments are immediately recognized into earnings. At December 31, 2015 and 2014 the fair value of our foreign currency contracts included in other assets on the consolidated balance sheets was $0.4 million and $0.7 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating income, net was $0.3 million for 2015 and $0.2 million for 2014. We consider the risk of counterparty default to be minimal.
Note 12—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2015, approximately 2.7 million common shares were available for issuance under the Plan.
Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and generally have a total performance and vesting period of three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2015, 2014, or 2013.
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
Total share-based compensation expense for December 31, 2015, 2014 and 2013, was $11.3 million, $8.2 million and $6.4 million, with recognized tax benefits of $4.4 million, $3.2 million and $2.5 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $19.2 million at December 31, 2015. This amount is expected to be recognized over a weighted-average period of 2.8 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is approximately $0.5 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2015 was $2.5 million and will be recognized primarily in 2016 if the related performance targets are met.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share
Nonvested awards at beginning of year	814	$33.29	738	$30.81	720	$30.14
Granted	545	34.25	371	33.69	339	31.65
Vested	(195)	29.90	(201)	31.01	(206)	30.22
Forfeited	(60)	33.27	(94)	30.89	(115)	30.51
Nonvested awards at end of year	1,104	40.02	814	33.29	738	30.81
The total value of restricted stock vesting during the years ended December 31, 2015, 2014 and 2013, was $5.8 million, $6.2 million and $6.2 million.
The following table summarizes the activity and terms of outstanding options at December 31, 2015, and for each of the years in the three-year period then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	312	$22.25
Exercised	(244)	21.97
Forfeited	(4)	21.72
Options outstanding at December 31, 2013	64	23.33
Exercised	(49)	24.21
Forfeited	—	—
Options outstanding at December 31, 2014	15	20.49
Exercised	(15)	20.49
Forfeited	—	—
Options outstanding at December 31, 2015	—	$—	—	$—
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013, was $0.2 million, $0.5 million and $0.8 million. No options were granted in 2015, 2014 or 2013. No options were outstanding as of December 31, 2015.
Note 13—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a minimum contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our matching contributions at our discretion, on a prospective basis. We incurred $12.3 million, $10.8 million, and $10.1 million of expense related to this plan in 2015, 2014 and 2013. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2015, 2014 or 2013.
Domestic Retirement Plans. We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (Domestic Retirement Plan). In February 2012, our Board of Directors amended the Domestic Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The following table sets forth the Domestic Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2015	2014
Change in benefit obligation
Benefit obligation, beginning of year	$49,055	$42,011
Interest cost	1,806	1,849
Actuarial (gain) loss	1,855	6,820
Benefits paid	(1,693)	(1,625)
Benefit obligation, end of year	$51,023	$49,055
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	1,693	1,625
Benefits paid	(1,693)	(1,625)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(51,023)	$(49,055)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(2,977)	$(1,770)
Other liabilities	(48,023)	(47,282)
Accumulated other comprehensive loss	17,102	16,853
Net amount recognized	$(33,898)	$(32,199)
Accumulated benefit obligation	$51,023	$49,055
Weighted average assumptions used to determine benefit obligation
Discount rate	4.00%	3.75%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the Domestic Retirement Plan were measured as of December 31, 2015 and 2014. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.
The components of net periodic benefit cost for the Domestic Retirement Plan, which is included in selling, general, and administrative expenses in the consolidated statements of income, were as follows:

Year ended December 31,	2015	2014	2013
Interest cost	$1,806	$1,849	$1,608
Recognized net actuarial loss	1,606	816	1,366
Net periodic benefit cost	$3,412	$2,665	$2,974
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.75%	4.50%	3.50%
Rate of increase in future compensation levels	N/A	N/A	N/A
Amounts recognized for the Domestic Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $1.6 million of the net actuarial loss reported in the following table as of December 31, 2015, as a component of net periodic benefit cost during 2016.

Year ended December 31,	2015	2014
Net actuarial loss	$(17,102)	$(16,853)
Deferred tax benefit	6,663	6,573
Amounts included in accumulated other comprehensive income (loss), net of tax	$(10,439)	$(10,280)
As of December 31, 2015, the expected benefit payments required for each of the next five years and the five-year period thereafter for the Domestic Retirement Plan were as follows:

Year
2016	$2,970
2017	2,885
2018	2,814
2019	2,617
2020	2,573
2021-2025	10,747
International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2015 and 2014, the accumulated benefit obligation under these plans was $1.9 million. We recorded $0.1 million, $0.2 million and $0.2 million in net periodic benefit cost in selling, general and administrative expenses for the years ended December 31, 2015, 2014 and 2013.
Note 14—Income Taxes
The components of income (loss) before income taxes consist of the following:

Year ended December 31,	2015	2014	2013
Income (loss) before income taxes:
U.S.	$167,444	$155,132	$192,239
Foreign	5,766	(28,649)	(7,254)
Income before income taxes	$173,210	$126,483	$184,985
The income tax provision consists of the following:

Year ended December 31,	2015	2014	2013
Current tax provision (benefit):
Federal	$60,757	$52,178	$58,487
State	11,431	9,801	10,455
Foreign	3,714	1,386	1,448
Total current tax provision	75,902	63,365	70,390
Deferred tax provision (benefit):
Federal	(4,744)	282	5,455
State	(376)	295	394
Foreign	(981)	(3,962)	(2,136)
Total deferred tax provision	(6,101)	(3,385)	3,713
Total income tax provision	$69,801	$59,980	$74,103

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the rate resulting from:
State income taxes, net of federal income tax impact	4.1%	5.2%	3.9%
Foreign income taxes	(2.8)%	1.7%	(0.9)%
Valuation allowance	1.2%	3.2%	1.3%
Other	2.8%	2.3%	0.8%
Effective income tax rate	40.3%	47.4%	40.1%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2015	2014
Deferred tax assets:
Employee benefit plans	$36,903	$36,127
Accrued liabilities not currently deductible	15,268	9,937
Finance charges	6,128	6,951
Capital leases	7,363	9,081
Allowance for losses on accounts and notes receivable	3,852	4,100
Net operating loss carryforwards	12,395	14,150
Other	2,475	3,432
Total deferred tax assets	84,384	83,778
Less: valuation allowances	(10,798)	(9,639)
Net deferred tax assets	73,586	74,139
Deferred tax liabilities:
Merchandise inventories	67,013	66,864
Goodwill	36,613	35,495
Property and equipment	14,651	21,578
Computer software	17,870	17,399
Insurance	268	539
Intangible assets	22,048	24,750
Other	206	1,410
Total deferred tax liabilities	158,669	168,035
Net deferred tax liability	$(85,083)	$(93,896)
The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2015. The valuation allowances primarily relate to net operating loss carryforwards in non-U.S. jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period. There were no significant decreases in valuation allowances during 2015.
It is our intention to permanently reinvest the earnings of our non-U.S. subsidiaries in those operations. As of December 31, 2015, we have not made a provision for U.S. or additional foreign withholding taxes on investments in foreign subsidiaries that are permanently reinvested, and there are no deferred tax liabilities that have not been provided.
Cash payments for income taxes, including interest, for 2015, 2014, and 2013 were $52.4 million, $81.6 million and $65.4 million.

At December 31, 2015 and 2014, the liability for unrecognized tax benefits was $7.7 million and $6.7 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2015	2014
Unrecognized tax benefits at January 1,	$6,684	$4,648
Increases for positions taken during current period	1,968	1,074
Increases for positions taken during prior periods	481	62
Decreases for positions taken during prior periods	(1,476)	(438)
Acquired unrecognized tax benefits	—	1,374
Lapse of statute of limitations	—	(8)
Settlements with taxing authorities	—	(28)
Unrecognized tax benefits at December 31,	$7,657	$6,684
Included in the liability for unrecognized tax benefits at both December 31, 2015 and 2014, were $4.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $3.0 million and $2.0 million at December 31, 2015 and 2014, would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2015 and 2014 was $0.2 million and $0.3 million. We recognized $0.1 million in interest income in 2015 and $0.1 million in interest expense in 2014. There were no penalties accrued at December 31, 2015 or 2014 or recognized in 2015, 2014 and 2013.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax return for the year 2014 is subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2012 through 2014; however, certain returns may be subject to examination for differing periods. The former owner is contractually obligated to indemnify us for all income tax liabilities incurred by the Movianto business prior to its acquisition on August 31, 2012.
Note 15—Net Income per Common Share
The following table summarizes the calculation of net income per share attributable to common shareholders for the years ended December 31, 2015, 2014, and 2013:

Year ended December 31,	2015	2014	2013
Numerator:
Net income	$103,409	$66,503	$110,882
Less: income allocated to unvested restricted shares	(925)	(597)	(738)
Net income attributable to common shareholders—basic	102,484	65,906	110,144
Add: undistributed income attributable to unvested restricted shares—basic	235	18	257
Less: undistributed income attributable to unvested restricted shares—diluted	(235)	(18)	(257)
Net income attributable to common shareholders—diluted	$102,484	$65,906	$110,144
Denominator:
Weighted average shares outstanding—basic	62,116	62,220	62,625
Dilutive shares—stock options	1	6	36
Weighted average shares outstanding—diluted	62,117	62,226	62,661
Net income attributable to common shareholders:
Basic	$1.65	$1.06	$1.76
Diluted	$1.65	$1.06	$1.76

Note 16—Shareholders’ Equity
We had a shareholder rights agreement that expired on April 30, 2014 and was not renewed or replaced. All Rights attendant to outstanding shares of our common stock under the agreement also expired on April 30, 2014.
In February 2014, our Board of Directors renewed our share repurchase program authorizing the purchase of $100 million in common stock through 2017. The timing of repurchases and the exact number of shares of common stock to be repurchased will be determined by management based upon market conditions and other factors. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to our shareholders and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the year ended December 31, 2015, we repurchased in open-market transactions and retired approximately 0.6 million shares of our common stock for an aggregate of $20.0 million, or an average price per share of $34.04. As of December 31, 2015, we have $70.0 million in remaining shares available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.
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
During 2014, we purchased the remaining outside stockholder's interest in a consolidated subsidiary that was partially owned for $1.5 million. Therefore we do not present a noncontrolling interest as a component of shareholders' equity as of December 31, 2015 or 2014. The noncontrolling interest in net income was not material in 2014 or 2013.
Note 17 — Accumulated Other Comprehensive Income
The following tables show the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	(1,855)	(27,581)	—	(29,436)
Income tax	670	—	—	670
Other comprehensive income (loss) before reclassifications, net of tax	(1,185)	(27,581)	—	(28,766)
Amounts reclassified from accumulated other comprehensive income (loss)	1,606	—	(84)	1,522
Income tax	(580)	—	—	(580)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,026	—	(84)	942
Other comprehensive income (loss)	(159)	(27,581)	(84)	(27,824)
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
Other comprehensive income (loss) before reclassifications	(7,021)	(29,539)	(73)	(36,633)
Income tax	2,671	—	—	2,671
Other comprehensive income before reclassifications, net of tax	(4,350)	(29,539)	(73)	(33,962)
Amounts reclassified from accumulated other comprehensive income (loss)	816	—	(185)	631
Income tax	(310)	—	72	(238)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	506	—	(113)	393
Other comprehensive income (loss)	(3,844)	(29,539)	(186)	(33,569)
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2012	$(10,318)	$9,749	$163	$(406)
Other comprehensive income (loss) before reclassifications	4,902	6,254	—	11,156
Income tax	(1,897)	(111)	—	(2,008)
Other comprehensive income (loss) before reclassifications, net of tax	3,005	6,143	—	9,148
Amounts reclassified from accumulated other comprehensive income (loss)	1,366	—	(40)	1,326
Income tax	(532)	—	32	(500)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	834	—	(8)	826
Other comprehensive income (loss)	3,839	6,143	(8)	9,974
Accumulated other comprehensive income (loss), December 31, 2013	$(6,479)	$15,892	$155	$9,568
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general and administrative expenses. For the years ended December 31, 2015, 2014 and 2013 we reclassified $1.6 million, $0.8 million and $1.4 million of actuarial net losses.
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
We pay scheduled fees under the agreement, which can vary based on changes in the Consumer Price Index and the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $35.8 million in 2016 and $29.8 million in 2017. We paid $35.9 million, $36.6 million and $45.7 million under this contract in 2015, 2014, and 2013.

We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for five-year increments. We also lease most of our transportation and material handling equipment for terms generally ranging from three to ten years. At December 31, 2015, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, are as follows:

Total
2016	$57,020
2017	49,545
2018	43,900
2019	23,079
2020	23,414
Thereafter	68,676
Total minimum payments	$265,634
Rent expense for all operating leases for the years ended December 31, 2015, 2014, and 2013, was $70.8 million, $77.8 million and $76.7 million.
Prior to exiting the direct-to-consumer business in January 2009, we received reimbursements from Medicare, Medicaid, and private healthcare insurers for certain customer billings. We were subject to audits of these reimbursements for up to seven years from the date of the service. Such audit rights expired in January 2016.
In the first quarter of 2015, we settled our dispute and terminated the service contract with a customer in the United Kingdom. As part of the settlement, we entered into a transition agreement for the transfer of services back to this customer and paid approximately $3.9 million that was fully accrued at December 31, 2014. In late 2015, we received an insurance recovery of $1.5 million related to this settlement.
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2015 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.
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

The following tables present financial information by segment:

Year ended December 31,	2015	2014	2013
Net revenue:
Domestic	$9,356,140	$8,951,852	$8,688,018
International	416,806	488,330	383,514
Consolidated net revenue	$9,772,946	$9,440,182	$9,071,532
Operating earnings (loss):
Domestic	$223,364	$209,277	$211,932
International	3,899	(6,739)	(1,405)
Acquisition-related and exit and realignment charges (1)	(28,404)	(42,801)	(12,444)
Fair value adjustments related to purchase accounting	—	3,706	—
Other (2)	1,500	(3,907)	—
Consolidated operating earnings	$200,359	$159,536	$198,083
Depreciation and amortization: (3)
Domestic	$40,582	$37,193	$35,808
International	20,926	20,230	14,778
Consolidated depreciation and amortization	$61,508	$57,423	$50,586
Capital expenditures:
Domestic	$18,458	$52,529	$42,802
International	18,158	18,279	17,327
Consolidated capital expenditures	$36,616	$70,808	$60,129
(1) The years ended December 31, 2015 and 2014 include $4.5 million and $6.0 million, respectively of accelerated amortization related to an information system that was replaced.
(2) Contract claim settlement in 2014 of which $1.5 million was recovered in 2015. See Note 18 for further discussion.
(3) In connection with our kitting operations, $1.3 million in depreciation for 2015 and $0.3 million in 2014 is included in cost of goods sold in the statements of income.

December 31,	2015	2014
Total assets:
Domestic	$2,155,236	$2,139,972
International	461,584	538,662
Segment assets	2,616,820	2,678,634
Cash and cash equivalents	161,020	56,772
Consolidated total assets	$2,777,840	$2,735,406
The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services. International operations consist primarily of Movianto’s operations in the United Kingdom, Germany, France, and other European countries.

Year ended December 31,	2015	2014	2013
Net revenue:
United States	$9,356,140	$8,951,852	$8,688,018
United Kingdom	192,818	253,527	211,296
France	44,592	54,656	52,725
Germany	46,848	47,682	42,807
Other European countries	132,548	132,465	76,686
Consolidated net revenue	$9,772,946	$9,440,182	$9,071,532

December 31,	2015	2014
Long-lived assets:
United States	$237,641	$260,694
Germany	43,917	55,437
United Kingdom	41,594	42,179
Ireland	24,316	29,018
France	5,397	6,395
Other European countries	19,718	23,091
Consolidated long-lived assets	$372,583	$416,814

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

Condensed Consolidating Financial Information

Year ended December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$9,176,855	$751,442	$(155,351)	$9,772,946
Cost of goods sold	—	8,305,734	410,009	(157,370)	8,558,373
Gross margin	—	871,121	341,433	2,019	1,214,573
Selling, general and administrative expenses	1,229	649,524	282,843	—	933,596
Acquisition-related and exit and realignment charges	—	8,877	19,527	—	28,404
Depreciation and amortization	—	34,497	25,690	—	60,187
Other operating (income) expense, net	—	(2,621)	(5,352)	—	(7,973)
Operating (loss) earnings	(1,229)	180,844	18,725	2,019	200,359
Interest expense (income), net	27,457	(3,371)	3,063	—	27,149
Income (loss) before income taxes	(28,686)	184,215	15,662	2,019	173,210
Income tax (benefit) provision	(9,837)	71,807	7,831	—	69,801
Equity in earnings of subsidiaries	122,258	—	—	(122,258)	—
Net income (loss)	103,409	112,408	7,831	(120,239)	103,409
Other comprehensive income (loss), net of tax	(27,824)	(243)	(27,581)	27,824	(27,824)
Comprehensive income (loss)	$75,585	$112,165	$(19,750)	$(92,415)	$75,585

Year ended December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,910,274	$626,044	$(96,136)	$9,440,182
Cost of goods sold	—	8,051,350	311,947	(93,081)	8,270,216
Gross margin	—	858,924	314,097	(3,055)	1,169,966
Selling, general and administrative expenses	952	623,871	302,154	—	926,977
Acquisition-related and exit and realignment charges	—	15,065	27,736	—	42,801
Depreciation and amortization	2	35,582	21,541	—	57,125
Other operating (income) expense, net	—	(10,261)	(6,212)	—	(16,473)
Operating (loss) earnings	(954)	194,667	(31,122)	(3,055)	159,536
Loss on early retirement of debt	14,890	—	—	—	14,890
Interest expense (income), net	15,737	1,520	906	—	18,163
Income (loss) before income taxes	(31,581)	193,147	(32,028)	(3,055)	126,483
Income tax (benefit) provision	(1,700)	65,983	(4,303)	—	59,980
Equity in earnings of subsidiaries	96,384	—	—	(96,384)	—
Net income (loss)	66,503	127,164	(27,725)	(99,439)	66,503
Other comprehensive income (loss), net of tax	(33,569)	(3,846)	(29,539)	33,385	(33,569)
Comprehensive income (loss)	$32,934	$123,318	$(57,264)	$(66,054)	$32,934

Condensed Consolidating Financial Information

Year ended December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,687,131	$435,035	$(50,634)	$9,071,532
Cost of goods sold	—	7,826,768	177,541	(49,852)	7,954,457
Gross margin	—	860,363	257,494	(782)	1,117,075
Selling, general and administrative expenses	2,559	613,394	247,703	—	863,656
Acquisition-related and exit and realignment charges	—	8,130	4,314	—	12,444
Depreciation and amortization	14	35,712	14,860	—	50,586
Other operating (income) expense, net	—	(4,290)	(3,404)	—	(7,694)
Operating (loss) earnings	(2,573)	207,417	(5,979)	(782)	198,083
Interest expense (income), net	11,103	2,550	(555)	—	13,098
Income (loss) before income taxes	(13,676)	204,867	(5,424)	(782)	184,985
Income tax (benefit) provision	(5,474)	81,011	(1,434)	—	74,103
Equity in earnings of subsidiaries	119,084	—	—	(119,084)	—
Net income (loss)	110,882	123,856	(3,990)	(119,866)	110,882
Other comprehensive income (loss), net of tax	9,974	3,838	6,143	(9,981)	9,974
Comprehensive income (loss)	$120,856	$127,694	$2,153	$(129,847)	$120,856

Condensed Consolidating Financial Information

December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$103,284	$5,614	$52,122	$—	$161,020
Accounts and notes receivable, net	—	507,673	89,895	(9,633)	587,935
Merchandise inventories	—	883,232	59,930	(2,387)	940,775
Other current assets	104	72,683	212,183	—	284,970
Total current assets	103,388	1,469,202	414,130	(12,020)	1,974,700
Property and equipment, net	—	103,219	105,711	—	208,930
Goodwill, net	—	247,271	172,348	—	419,619
Intangible assets, net	—	13,731	81,519	—	95,250
Due from O&M and subsidiaries	—	518,473	—	(518,473)	—
Advances to and investments in consolidated subsidiaries	1,967,176	—	—	(1,967,176)	—
Other assets, net	4,064	57,409	17,868	—	79,341
Total assets	$2,074,628	$2,409,305	$791,576	$(2,497,669)	$2,777,840
Liabilities and equity
Current liabilities
Accounts payable	$—	$662,909	$56,073	$(8,373)	$710,609
Accrued payroll and related liabilities	—	32,094	13,813	—	45,907
Other current liabilities	6,924	109,137	191,012	—	307,073
Total current liabilities	6,924	804,140	260,898	(8,373)	1,063,589
Long-term debt, excluding current portion	548,046	4,527	19,986	—	572,559
Due to O&M and subsidiaries	527,068	—	70,089	(597,157)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	67,562	18,764	—	86,326
Other liabilities	—	57,573	5,203	—	62,776
Total liabilities	1,082,038	1,072,692	374,940	(744,420)	1,785,250
Equity					—
Common stock	125,606	—	—	—	125,606
Paid-in capital	211,943	241,877	516,608	(758,485)	211,943
Retained earnings (deficit)	706,866	1,104,787	(58,648)	(1,046,139)	706,866
Accumulated other comprehensive income (loss)	(51,825)	(10,051)	(41,324)	51,375	(51,825)
Total equity	992,590	1,336,613	416,636	(1,753,249)	992,590
Total liabilities and equity	$2,074,628	$2,409,305	$791,576	$(2,497,669)	$2,777,840

Condensed Consolidating Financial Information

December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$22,013	$3,912	$30,847	$—	$56,772
Accounts and notes receivable, net	—	519,951	144,463	(38,222)	626,192
Merchandise inventories	—	816,915	60,061	(4,519)	872,457
Other current assets	(24,748)	90,733	223,414	25,080	314,479
Total current assets	(2,735)	1,431,511	458,785	(17,661)	1,869,900
Property and equipment, net	—	110,076	122,903	—	232,979
Goodwill, net	—	247,271	176,005	—	423,276
Intangible assets, net	—	15,805	92,788	—	108,593
Due from O&M and subsidiaries	—	357,304	—	(357,304)	—
Advances to and investments in consolidated subsidiaries	1,893,767	—	—	(1,893,767)	—
Other assets, net	4,637	66,836	29,185	—	100,658
Total assets	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406
Liabilities and equity
Current liabilities
Accounts payable	$—	$567,285	$54,898	$(13,337)	$608,846
Accrued payroll and related liabilities	—	16,434	15,073	—	31,507
Other current liabilities	6,441	83,698	236,084	—	326,223
Total current liabilities	6,441	667,417	306,055	(13,337)	966,576
Long-term debt, excluding current portion	547,763	39,915	20,873	—	608,551
Due to O&M and subsidiaries	350,627	—	77,788	(428,415)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	72,829	29,051	—	101,880
Other liabilities	—	55,794	11,767	—	67,561
Total liabilities	904,831	974,845	445,534	(580,642)	1,744,568
Equity					—
Common stock	126,140	—	—	—	126,140
Paid-in capital	202,934	241,877	514,314	(756,191)	202,934
Retained earnings (deficit)	685,765	1,022,379	(66,479)	(955,900)	685,765
Accumulated other comprehensive income (loss)	(24,001)	(10,298)	(13,703)	24,001	(24,001)
Total equity	990,838	1,253,958	434,132	(1,688,090)	990,838
Total liabilities and equity	$1,895,669	$2,228,803	$879,666	$(2,268,732)	$2,735,406

Condensed Consolidating Financial Information

Year ended December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$103,409	$112,408	$7,831	$(120,239)	$103,409
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(122,258)	—	—	122,258	—
Depreciation and amortization	—	34,497	31,485	—	65,982
Share-based compensation expense	—	11,306	—	—	11,306
Provision for losses on accounts and notes receivable	—	202	(226)	—	(24)
Deferred income tax (benefit) expense	—	(5,267)	(834)	—	(6,101)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	12,076	(27,274)	33,531	18,333
Merchandise inventories	—	(66,317)	(1,277)	(2,133)	(69,727)
Accounts payable	—	95,624	13,418	4,969	114,011
Net change in other assets and liabilities	666	61,454	6,443	(38,386)	30,177
Other, net	855	920	456	—	2,231
Cash provided by (used for) operating activities of continuing operations	(17,328)	256,903	30,022	—	269,597
Investing activities:
Additions to computer software and intangible assets	—	(13,688)	(2,397)	—	(16,085)
Additions to property and equipment	—	(3,621)	(16,910)	—	(20,531)
Proceeds from sale of property and equipment	—	87	56	—	143
Cash used for investing activities of continuing operations	—	(17,222)	(19,251)	—	(36,473)
Financing activities:
Proceeds from (repayment of) revolver	—	(33,700)	—	—	(33,700)
Change in intercompany advances	183,688	(201,851)	18,163	—	—
Cash dividends paid	(63,651)	—	—	—	(63,651)
Repurchases of common stock	(20,000)	—	—	—	(20,000)
Excess tax benefits related to share-based compensation	646	—	—	—	646
Other, net	(2,084)	(2,428)	(3,016)	—	(7,528)
Cash provided by (used for) financing activities	98,599	(237,979)	15,147	—	(124,233)
Effect of exchange rates on cash and cash equivalents	—	—	(4,643)	—	(4,643)
Net increase (decrease) in cash and cash equivalents	81,271	1,702	21,275	—	104,248
Cash and cash equivalents at beginning of year	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of year	$103,284	$5,614	$52,122	$—	$161,020

Condensed Consolidating Financial Information

Year ended December 31, 2014	Owens & Minor, Inc.	Guarantor Subsidiaries		Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$66,503	$127,164		$(27,725)	$(99,439)	$66,503
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(96,384)	—		—	96,384	—
Depreciation and amortization	2	35,879		27,526	—	63,407
Loss on early retirement of debt	14,890	—		—	—	14,890
Share-based compensation expense	—	8,369		(162)	—	8,207
Provision for losses on accounts and notes receivable	—	(36)		484	—	448
Deferred income tax (benefit) expense	—	1,292		(4,677)	—	(3,385)
Changes in operating assets and liabilities:	—				—	—
Accounts and notes receivable		(24,440)		6,185	452	(17,803)
Merchandise inventories	—	(65,916)		8,308	279	(57,329)
Accounts payable	—	(28,580)		(24,613)	1,045	(52,148)
Net change in other assets and liabilities	(455)	(12,341)		(14,311)	1,279	(25,828)
Other, net	(1,161)	(9)		447	—	(723)
Cash provided by (used for) operating activities	(16,605)	41,382		(28,538)	—	(3,761)
Investing activities:
Acquisitions, net of cash acquired	—	—		(248,536)	—	(248,536)
Additions to computer software and intangible assets	—	(18,054)		(4,330)	—	(22,384)
Additions to property and equipment	—	(34,475)		(13,949)	—	(48,424)
Proceeds from the sale of investments	—	1,937		—		1,937
Proceeds from sale of property and equipment	—	156		—	—	156
Cash used for investing activities of continuing operations	—	(50,436)		(266,815)	—	(317,251)
Financing activities:		—		—		—
Proceeds from issuance of debt	547,693	—		—	—	547,693
Proceeds from revolver	—	33,700		—	—	33,700
Repayment of debt	(217,352)	—		—	—	(217,352)
Change in intercompany advances	(287,275)	(21,106)		308,381	—	—
Cash dividends paid	(63,104)	—		—	—	(63,104)
Repurchases of common stock	(9,934)	—		—	—	(9,934)
Financing costs paid	(4,780)	(611)	—	—	—	(5,391)
Excess tax benefits related to share-based compensation	582	—		—	—	582
Proceeds from exercise of stock options	1,180	—		—	—	1,180
Purchase of noncontrolling interest	—	—		(1,500)	—	(1,500)
Other, net	(2,783)	(1,029)		(3,502)	—	(7,314)
Cash provided by (used for) financing activities	(35,773)	10,954		303,379	—	278,560
Effect of exchange rate changes on cash and cash equivalents	—	—		(2,681)	—	(2,681)
Net increase (decrease) in cash and cash equivalents	(52,378)	1,900		5,345	—	(45,133)
Cash and cash equivalents at beginning of year	74,391	2,012		25,502	—	101,905
Cash and cash equivalents at end of year	$22,013	$3,912		$30,847	$—	$56,772

Condensed Consolidating Financial Information

Year ended December 31, 2013	Owens & Minor, Inc.	Guarantor Subsidiaries		Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$110,882	$123,856		$(3,990)	$(119,866)	$110,882
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(119,084)	—		—	119,084	—
Depreciation and amortization	14	35,712		14,860	—	50,586
Share-based compensation expense	—	6,381		—	—	6,381
Provision for losses on accounts and notes receivable	—	278		509	—	787
Deferred income tax (benefit) expense	—	5,821		(2,108)	—	3,713
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(22,055)		(16,522)	(68)	(38,645)
Merchandise inventories	—	(170)		(7,676)	782	(7,064)
Accounts payable	(45,300)	77,320		15,286	68	47,374
Net change in other assets and liabilities	1,774	(12,068)		(22,043)	—	(32,337)
Other, net	(1,541)	515		(97)	—	(1,123)
Cash provided by (used for) operating activities	(53,255)	215,590	—	(21,781)	—	140,554
Investing activities:
Additions to computer software and intangible assets	—	(21,773)		(10,237)	—	(32,010)
Additions to property and equipment	—	(21,029)		(7,090)	—	(28,119)
Proceeds from sale of property and equipment	—	2,746		305	—	3,051
Cash used for investing activities	—	(40,056)		(17,022)	—	(57,078)
Financing activities:
Change in intercompany advances	145,354	(184,092)		38,738	—	—
Cash dividends paid	(60,731)	—		—	—	(60,731)
Repurchases of common stock	(18,876)	—		—	—	(18,876)
Proceeds from exercise of stock options	5,352	—		—	—	5,352
Excess tax benefits related to share-based compensation	898	—		—	—	898
Other, net	(2,541)	(3,071)		(3,011)	—	(8,623)
Cash provided by (used for) financing activities	69,456	(187,163)		35,727	—	(81,980)
Effect of exchange rate changes on cash and cash equivalents	—	—		2,521	—	2,521
Net increase (decrease) in cash and cash equivalents	16,201	(11,629)		(555)	—	4,017
Cash and cash equivalents at beginning of year	58,190	13,641		26,057	—	97,888
Cash and cash equivalents at end of year	$74,391	$2,012		$25,502	$—	$101,905

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Owens & Minor, Inc.:
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Owens & Minor, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Owens & Minor, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Richmond, Virginia
February 25, 2016

SELECTED QUARTERLY FINANCIAL INFORMATION
(unaudited)

	Year Ended December 31, 2015
	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
Net revenue	$2,391,196	$2,422,167	$2,471,669	$2,487,914
Gross margin	$297,601	$298,337	$306,354	$312,282
Net income	$18,940	$24,226	$28,176	$32,068
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.30	$0.39	$0.45	$0.51
Diluted	$0.30	$0.39	$0.45	$0.51
Cash dividends per common share	$0.2525	$0.2525	$0.2525	$0.2525
Market price:
High	$36.35	$36.17	$35.55	$39.29
Low	$32.99	$32.77	$31.91	$31.89

	Year Ended December 31, 2014
(in thousands, except per share data)	1st Quarter (5)	2nd Quarter (6)	3rd Quarter (7)	4th Quarter (8)
Net revenue	$2,256,380	$2,305,858	$2,386,124	$2,491,817
Gross margin	$281,195	$282,272	$292,483	$314,015
Net income	$25,485	$19,876	$7,155	$13,987
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.41	$0.32	$0.11	$0.22
Diluted	$0.41	$0.32	$0.11	$0.22
Cash dividends per common share	$0.25	$0.25	$0.25	$0.25
Market price:
High	$36.42	$34.92	$34.50	$35.40
Low	$32.31	$31.52	$32.08	$31.49
  _____________________________
(1) We incurred charges of $9.9 million ($8.6 million after tax, or $0.14 per diluted common share) in the first quarter of 2015 associated with acquisition-related and exit and realignment activities.
(2) We incurred charges of $5.7 million ($4.9 million after tax, or $0.07 per diluted common share) in the second quarter of 2015 associated with acquisition-related and exit and realignment activities.
(3) We incurred charges of $6.1 million ($5.4 million after tax, or $0.09 per diluted common share) in the third quarter of 2015 associated with acquisition-related and exit and realignment activities.
(4) We incurred charges of $6.6 million ($4.6 million after tax, or $0.07 per diluted common share) in the fourth quarter of 2015 associated with acquisition-related and exit and realignment activities, and a gain of $1.5 million ($1.5 million after tax, or $0.02 per diluted common share) associated with the partial recovery of a 2014 claim settlement.
(5) We incurred charges of $3.3 million ($2.2 million after tax, or $0.03 per diluted common share) in the first quarter of 2014 associated with acquisition-related and exit and realignment activities.
(6) We incurred charges of $7.6 million ($5.1 million after tax, or $0.08 per diluted common share) in the second quarter of 2014 associated with acquisition-related and exit and realignment activities.
(7) We incurred charges of $14.0 million ($10.3 million after tax, or $0.11 per diluted common share) in the third quarter of 2014 associated with acquisition-related and exit and realignment activities, and a loss of $14.9 million ($9.1 million after tax, or $0.14 per diluted common share) associated with the early retirement of our 2016 Senior Notes.
(8) We incurred charges of $18.0 million ($17.7 million after tax, or $0.28 per diluted common share) in the fourth quarter of 2014 associated with acquisition-related and exit and realignment activities, a loss of $3.9 million ($3.9 million after tax, or $0.06 per diluted common share) for an estimated claim settlement and a net gain of $3.7 million ($4.7 million after tax or $0.07 per diluted common share) related to fair value adjustments in association with purchase accounting.

Index to Exhibits

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. as adopted February 5, 2015 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated February 10, 2015)

4.1
Indenture, dated September 16, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, dated September 17, 2014)

4.2
First Supplemental Indenture, dated September 16, 2014, by and among Owens & Minor, Inc., Owens and Minor Distribution, Inc., Owens & Minor Medical, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.2, dated September 17, 2014)

4.3	Form of Global Note for the 3.875% Senior Notes due 2021 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit A of Exhibit 4.2, dated September 17, 2014)

4.4	Form of Global Note for the 4.375% Senior Notes due 2024 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit B of Exhibit 4.2, dated September 17, 2014)

10.1	Form of Director Restricted Stock Grant Agreement (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2008)*

10.2
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.3
Deferral Election Form for Owens & Minor, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.9, for the year ended December 31, 2010)*

10.4
Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2010)*

10.5
Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.6	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2011)*

10.7
Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.8	Amendment to MEOP effective January 1, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2013)*

10.9
Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan effective January 1, 2013 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2013)*

10.10	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to our Registration Statement on Form S-8, Registration No. 333-124965)*

10.11
Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.12	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.13
Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to our definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 17, 2010 (File No. 001-09810))*

10.14
Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.15	Form of Performance Share Award Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2014)*

10.16
Form of Performance Share Award Agreement for grant to James L. Bierman on September 2, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.26, for the year ended December 31, 2014)*

10.17	Form of 2015 Annual Executive Incentive Program (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.5, for the quarter ended June 30, 2015) *

10.18	Owens & Minor, Inc. Officer Severance Policy (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended June 30, 2015)*

10.19	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.20	Owens & Minor, Inc. 2015 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration Number 333-203826)*

10.21
Agreement dated February 14, 2015 Regarding the Retirement of James L. Bierman (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2015)*

10.22	Employment Term Sheet Effective May 20, 2015 for P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2015)*

10.23
Restricted Stock Grant Agreement dated July 1, 2015 between the Company and P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended June 30, 2015)*

10.24
Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. (as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors), Wells Fargo Bank, N.A. (as Administrative Agent), JPMorgan Chase Bank, N.A. (as Syndication Agent) and a syndicate of banks as specified on the signature pages thereof (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012)

10.25
First Amendment dated as of September 17, 2014 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. ( as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors) and Wells Fargo Bank, N.A. ( as Administrative Agent), to the Credit Agreement dated as of June 5, 2012 by and among the Borrowers, the Guarantors, a syndicate of financial institutions party thereto, the Administrative Agent, and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated September 18, 2014)

10.26
Share Purchase Agreement dated August 31, 2012 between Celesio AG, Admenta Deutschland GmbH, Admenta Denmark ApS, Admenta France S.A. and OCP Portugal Produtos Farmaceuticos, S.A. (as Sellers) and O&M-Movianto Nederland B.V., O&M-Movianto UK Holdings Ltd, O&M-Movianto France Holdings SAS (as Purchasers) and Owens & Minor, Inc. (as Purchasers’ Guarantor) (incorporated herein by reference to our Current Report on Form 8-K, Exhibit10.1, dated September 4, 2012)

10.27
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Owens & Minor Inc., Mongoose Merger Sub Inc. and Medical Action Industries Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 25, 2014)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2016.

OWENS & MINOR, INC.

/s/ P. Cody Phipps
P. Cody Phipps President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2016:

/s/ P. Cody Phipps	/s/ Martha H. Marsh
P. Cody Phipps	Martha H. Marsh
President & Chief Executive Officer	Director

/s/ Craig R. Smith	/s/ Eddie N. Moore, Jr.
Craig R. Smith	Eddie N. Moore, Jr.
Chairman of the Board	Director

/s/ Richard A. Meier	/s/ James E. Rogers
Richard A. Meier	James E. Rogers
Executive Vice President, Chief Financial Officer & President, International	Director

/s/ Stuart M. Essig	/s/ David S. Simmons
Stuart M. Essig	David S. Simmons
Director	Director

/s/ John W. Gerdelman	/s/ Robert C. Sledd
John W. Gerdelman	Robert C. Sledd
Director	Director

/s/ Lemuel E. Lewis	/s/ Anne Marie Whittemore
Lemuel E. Lewis	Anne Marie Whittemore
Director	Lead Director

Corporate Officers

P. Cody Phipps (54)
President & Chief Executive Officer
President & Chief Executive Officer since joining Owens & Minor in July 2015. Mr. Phipps was also appointed to the board of directors at the same time. He most recently served as President & Chief Executive Officer of Essendant (formerly United Stationers Inc.), where he was also a member of the board of directors.  After joining United Stationers in 2003 as Senior Vice President, Operations, he was appointed President, United Stationers Supply, in 2006.  Previously, he was a Partner at McKinsey & Company, Inc., where he co-founded and led its Service Strategy and Operations Initiative. During his tenure at McKinsey, Mr. Phipps provided consulting services to a range of corporate clients across a diverse set of industries, including retail, manufacturing and healthcare.

Richard A. Meier (56)
Executive Vice President, Chief Financial Officer & President, International
President, International since July 2015, and Executive Vice President, Chief Financial Officer since joining Owens & Minor in March 2013. Mr. Meier served from 2010 to 2012 as Executive Vice President & Chief Financial Officer of Teleflex, Inc., a global provider of specialty medical devices. Prior to that, he served as President & Chief Operating Officer of Advanced Medical Optics, Inc., from 2007 to 2009, and as Chief Financial Officer and in a variety of other operations roles from 2002 through 2007.

W. Marshall Simpson (47)
Executive Vice President, Chief Commercial Officer
W. Marshall Simpson was named Executive Vice President, Chief Commercial Officer of Owens & Minor, effective October 4, 2015.  Mr. Simpson, a 20-year veteran of Owens & Minor, rejoined the company after serving from 2011 to 2015 as Chief Executive Officer of Dominions Medical, a company he founded in 2011.  During his time at Owens & Minor, Mr. Simpson worked in a variety of roles including sales, operations and leadership, eventually serving as Senior Vice President, Sales & Marketing from 2007 to 2011.

Charles C. Colpo (58)
Senior Vice President, Strategic Relationships
Senior Vice President, Strategic Relationships since August 2013. Mr. Colpo was assigned to operational oversight of Movianto in 2014. From March 2012 until August 2013, Mr. Colpo served as Senior Vice President, Operations. Prior to that, Mr. Colpo served as Executive Vice President & Chief Operating Officer from 2010 to 2012. Mr. Colpo served as Executive Vice President, Administration from 2008 until 2010 and as Senior Vice President, Operations, from 1999 until 2008. He has been with the company since 1981.

Erika T. Davis (52)
Senior Vice President, Chief of Staff
Senior Vice President, Chief of Staff since August 2015. Prior to that Ms. Davis served as Senior Vice President, Administration & Operations from August 2013 to August 2015. Prior to that, Ms. Davis served as Senior Vice President, Human Resources, from 2001 until August 2013. Ms. Davis has been with the company since 1993.

Grace R. den Hartog (64)
Senior Vice President, General Counsel & Corporate Secretary
Senior Vice President, General Counsel & Corporate Secretary since joining Owens & Minor in 2003. Previously, Ms. den Hartog served as a partner of McGuireWoods LLP from 1990 to 2003. Ms. den Hartog plans to retire on March 1, 2016.

Geoffrey T. Marlatt (47)
Senior Vice President, Manufacturer Services
Senior Vice President, Manufacturer Services since September 2014. From 2012 to 2014, Mr. Marlatt served as Regional Vice President, Provider Services, West Region. Prior to that, Mr. Marlatt served as Vice President, OM Solutions from 2006 to 2012. Before joining Owens & Minor in 2006, Mr. Marlatt held leadership positions with McKesson, Johnson & Johnson Ethicon, Medtronic and the Global Healthcare Exchange.

Richard W. Mears (55)
Senior Vice President, Chief Information Officer
Senior Vice President, Chief Information Officer since joining Owens & Minor in 2005. Previously, Mr. Mears was an Executive Director with Perot Systems (now Dell Services) from 2003 to 2005.

Nicholas J. Pace (45)
Senior Vice President, General Counsel & Corporate Secretary
Senior Vice President, General Counsel & Corporate Secretary since joining Owens & Minor in January 2016.  Prior to joining the company, Mr. Pace served as Executive Vice President, General Counsel & Secretary of Landmark Health, LLC from July to December 2015.  From January 2014 to July 2015, he served in simultaneous roles of Senior Vice President, Strategy & General Counsel of Landmark Health, LLC and Executive Vice President, Corporate Development & General Counsel of Avalon Health Services, LLC, two healthcare companies sponsored by the private equity firm Francisco Partners. From March to October 2013, Mr. Pace served as Executive Vice President, Operations & Compliance for Health Diagnostic Laboratory, Inc., which filed for Chapter 11 bankruptcy protection in June 2015.  He worked from 2006 to 2013 at Amerigroup Corporation, serving as Executive Vice President, General Counsel & Secretary from 2010 to 2013.

Jay Romans (65)
Senior Vice President, Human Resources
Senior Vice President, Human Resources, since joining Owens & Minor in September 2015. Before joining Owens & Minor, Mr. Romans served as a director for TruePoint, an international consulting firm, from 2012 to 2015. Prior to that, Mr. Romans was Senior Vice President People and Corporate Officer of Waste Management Corporation from 2007 to 2012. During his career, Mr. Romans has served in leadership roles with a number of well-known companies, including Hughes Supply Inc., Standard Register Corporation, and Becton Dickinson Corporation. Mr. Romans also founded and ran his own human resources consulting firm.

Numbers inside parentheses indicate age.