Form 10-Q
period 2016-03-31
OWENS & MINOR INC/VA/
filed 2016-05-04
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 29, 2016, was 62,794,080 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Net revenue	$2,455,793	$2,391,196
Cost of goods sold	2,159,157	2,093,595
Gross margin	296,636	297,601
Distribution, selling and administrative expenses	242,725	249,694
Acquisition-related and exit and realignment charges	10,483	9,916
Other operating income, net	(1,542)	(2,984)
Operating earnings	44,970	40,975
Interest expense, net	6,790	6,880
Income before income taxes	38,180	34,095
Income tax provision	14,045	15,155
Net income	$24,135	$18,940
Net income per common share:
Basic	$0.39	$0.30
Diluted	$0.39	$0.30
Cash dividends per common share	$0.255	$0.2525

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$24,135	$18,940
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2016 and 2015)	8,162	(27,941)
Change in unrecognized net periodic pension costs (net of income tax of $171 in 2016 and $143 in 2015)	238	258
Other (net of income tax of $0 in 2016 and 2015)	19	38
Total other comprehensive income (loss), net of tax	8,419	(27,645)
Comprehensive income (loss)	$32,554	$(8,705)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$190,323	$161,020
Accounts and notes receivable, net of allowances of $13,234 and $13,177	615,750	587,935
Merchandise inventories	925,714	940,775
Other current assets	269,698	284,970
Total current assets	2,001,485	1,974,700
Property and equipment, net of accumulated depreciation of $197,285 and $189,105	208,033	208,930
Goodwill, net	420,071	419,619
Intangible assets, net	93,347	95,250
Other assets, net	73,905	75,277
Total assets	$2,796,841	$2,773,776
Liabilities and equity
Current liabilities
Accounts payable	$758,585	$710,609
Accrued payroll and related liabilities	30,327	45,907
Other current liabilities	278,026	307,073
Total current liabilities	1,066,938	1,063,589
Long-term debt, excluding current portion	567,711	568,495
Deferred income taxes	93,275	86,326
Other liabilities	63,996	62,776
Total liabilities	1,791,920	1,781,186
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,802 shares and 62,803 shares	125,604	125,606
Paid-in capital	213,016	211,943
Retained earnings	709,707	706,866
Accumulated other comprehensive income	(43,406)	(51,825)
Total equity	1,004,921	992,590
Total liabilities and equity	$2,796,841	$2,773,776

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating activities:
Net income	$24,135	$18,940
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,218	19,123
Share-based compensation expense	2,603	2,597
Provision for losses on accounts and notes receivable	115	220
Deferred income tax expense	6,907	510
Changes in operating assets and liabilities:
Accounts and notes receivable	(26,815)	27,356
Merchandise inventories	15,178	(3,888)
Accounts payable	46,751	88,944
Net change in other assets and liabilities	(38,100)	13,580
Other, net	(97)	1,321
Cash provided by operating activities	44,895	168,703
Investing activities:
Additions to property and equipment	(5,283)	(7,619)
Additions to computer software and intangible assets	(1,777)	(3,947)
Proceeds from sale of property and equipment	4,599	50
Cash used for investing activities	(2,461)	(11,516)
Financing activities:
Change in bank overdraft	8,359	1,179
Repayment of revolving credit facility	—	(33,700)
Cash dividends paid	(16,029)	(15,934)
Repurchases of common stock	(5,630)	—
Excess tax benefits related to share-based compensation	250	240
Proceeds from exercise of stock options	—	125
Other, net	(3,016)	(2,324)
Cash used for financing activities	(16,066)	(50,414)
Effect of exchange rate changes on cash and cash equivalents	2,935	(4,489)
Net increase in cash and cash equivalents	29,303	102,284
Cash and cash equivalents at beginning of period	161,020	56,772
Cash and cash equivalents at end of period	$190,323	$159,056
Supplemental disclosure of cash flow information:
Income taxes paid, net	$20,028	$4,509
Interest paid	$6,226	$5,924

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

	Owens & Minor, Inc. Shareholders’ Equity
(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$990,838
Net income				18,940		18,940
Other comprehensive income (loss)					(27,645)	(27,645)
Dividends declared ($0.2525 per share)				(15,892)		(15,892)
Share-based compensation expense, exercises and other	32	65	1,967			2,032
Balance March 31, 2015	63,102	$126,205	$204,901	$688,813	$(51,646)	$968,273

Balance December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				24,135		24,135
Other comprehensive income (loss)					8,419	8,419
Dividends declared ($0.255 per share)				(15,989)		(15,989)
Shares repurchased and retired	(163)	(325)		(5,305)		(5,630)
Share-based compensation expense, exercises and other	162	323	1,073			1,396
Balance March 31, 2016	62,802	$125,604	$213,016	$709,707	$(43,406)	$1,004,921

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
Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into three distinct business units: Domestic, International and Clinical & Procedural Solutions (CPS). Domestic is our U.S.distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. CPS provides product-related solutions, including surgical and procedural kitting and sourcing. Beginning with the quarter ended March 31, 2016, we now report financial results using this three segment structure and have recast prior year segment results on the same basis.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation. Depreciation and amortization, previously reported as a separate financial statement line item in the consolidated statements of income is now included in distribution, selling and administrative expenses for all periods presented.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). We determine the fair value of our derivatives based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies. See Note 7 for the fair value of long-term debt and Note 8 for the fair value of derivatives.
Note 3—Financing Receivables and Payables
At March 31, 2016 and December 31, 2015, we had financing receivables of $165.5 million and $198.5 million and related payables of $105.4 million and $148.5 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
In connection with our new three segment structure, goodwill has been reallocated based on the relative fair value of the underlying reporting units. We performed an interim impairment analysis as a result of this change and noted no impairment. The following table summarizes the reallocated goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2016:

	Domestic	International	CPS	Consolidated
Carrying amount of goodwill, December 31, 2015	$180,006	$23,426	$216,187	$419,619
Currency translation adjustments	—	(280)	732	452
Carrying amount of goodwill, March 31, 2016	$180,006	$23,146	$216,919	$420,071

Intangible assets at March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$122,467	$4,733	$121,888	$4,621
Accumulated amortization	(32,419)	(1,434)	(29,872)	(1,387)
Net intangible assets	$90,048	$3,299	$92,016	$3,234
At March 31, 2016, $13.2 million in net intangible assets were held in the Domestic segment, $14.4 million were held in the International segment and $65.8 million were held in the CPS segment. Amortization expense for intangible assets was $2.2 million and $2.4 million for the three months ended March 31, 2016 and 2015.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $7.8 million for the remainder of 2016, $9.9 million for 2017, $9.3 million for 2018, $9.2 million for 2019, $9.0 million for 2020 and $8.6 million for 2021.
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

Exit and realignment charges by segment for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Domestic segment	$8,074	$2,639
International segment	1,700	4,672
CPS segment	1,108	—
Total exit and realignment charges	$10,882	$7,311
For the quarter ended March 31, 2016, $9.9 million in charges were associated with our voluntary employee separation program and other severance activities. The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2016 and 2015:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2015	$486	$1,840	$2,326
Provision for exit and realignment activities	—	9,895	9,895
Cash payments, net of sublease income	(486)	(1,287)	(1,773)
Accrued exit and realignment costs, March 31, 2016	$—	$10,448	$10,448

Accrued exit and realignment costs, December 31, 2014	$3,575	$2,887	$6,462
Provision for exit and realignment activities	256	142	398
Cash payments, net of sublease income	(385)	(873)	(1,258)
Accrued exit and realignment costs, March 31, 2015	$3,446	$2,156	$5,602
In addition to the exit and realignment accruals in the preceding table, we also incurred $1.0 million of costs that were expensed as incurred for the quarter ended March 31, 2016, including $0.5 million in information systems costs, $0.4 million in consulting costs and $0.1 million in other costs.

We incurred $6.9 million of costs that were expensed as incurred for the quarter ended March 31, 2015 including $3.0 million in accelerated amortization of an information system that has been replaced, $1.8 million in facility costs, $1.3 million in labor costs, $0.3 million in information systems costs and $0.5 million in other costs.
Note 6—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31,
	2016	2015
Service cost	$23	$33
Interest cost	505	464
Recognized net actuarial loss	409	401
Net periodic benefit cost	$937	$898
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015.
Note 7—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of March 31, 2016 and December 31, 2015, the estimated fair value of the 2021 Notes was $277.4 million and $273.7 million and the estimated fair value of the 2024 Notes was $277.0 million and $272.8 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at March 31, 2016, the interest rate under the credit facility is LIBOR plus 1.375%.
At March 31, 2016, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of March 31, 2016 and 2015, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2016.
Note 8—Derivatives
When deemed appropriate, we use derivatives, primarily forward contracts, as a risk management tool to mitigate the potential impact of foreign currency exchange risk. The total notional values of our foreign currency derivatives was $0.9 million at March 31, 2016 and $2.0 million as of December 31, 2015. We do not currently have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments are immediately recognized into earnings. At March 31, 2016 and December 31, 2015 the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $0.1 million and $0.4 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating income, net was a $0.3 million loss for the first quarter of 2016 and a $0.8 million gain for the first quarter of 2015. We consider the risk of counterparty default to be minimal.
Note 9—Income Taxes
The effective tax rate was 36.8% for the three months ended March 31, 2016, compared to 44.4% in the same quarter of 2015. The change in rate resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year and the deductibility of certain prior year acquisition-related charges for income tax purposes. The liability for unrecognized tax benefits was $8.5 million at March 31, 2016 and $7.7 million at December 31, 2015. Included in the liability at March 31, 2016 were $4.1 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 10—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net income	$24,135	$18,940
Less: income allocated to unvested restricted shares	(276)	(161)
Net income attributable to common shareholders - basic	23,859	18,779
Add: undistributed income attributable to unvested restricted shares - basic	57	18
Less: undistributed income attributable to unvested restricted shares - diluted	(57)	(18)
Net income attributable to common shareholders - diluted	$23,859	$18,779
Denominator:
Weighted average shares outstanding - basic	61,696	62,264
Dilutive shares - stock options	—	2
Weighted average shares outstanding - diluted	61,696	62,266
Net income per share attributable to common shareholders:
Basic	$0.39	$0.30
Diluted	$0.39	$0.30
Note 11—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. During the three months ended March 31, 2016, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate of $5.6 million, or an average price per share of $34.61. As of March 31, 2016, we have approximately $64.4 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 12—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2016 and 2015:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	—	8,162	—	8,162
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	8,162	—	8,162
Amounts reclassified from accumulated other comprehensive income (loss)	409	—	19	428
Income tax	(171)	—	—	(171)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	238	—	19	257
Other comprehensive income (loss)	238	8,162	19	8,419
Accumulated other comprehensive income (loss), March 31, 2016	$(10,244)	$(33,066)	$(96)	$(43,406)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	—	(27,941)	38	(27,903)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(27,941)	38	(27,903)
Amounts reclassified from accumulated other comprehensive income (loss)	401	—	—	401
Income tax	(143)	—	—	(143)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	258	—	—	258
Other comprehensive income (loss)	258	(27,941)	38	(27,645)
Accumulated other comprehensive income (loss), March 31, 2015	$(10,065)	$(41,588)	$7	$(51,646)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three months ended March 31, 2016 and 2015, we reclassified $0.4 million of actuarial net losses.
Note 13—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under three segments: Domestic, International and Clinical & Procedural Solutions (CPS). The Domestic segment includes our United States distribution, logistics and value-added services business. The International segment consists of our European distribution, logistics and value-added services business. CPS provides product-related solutions, including surgical and procedural kitting and sourcing.

We evaluate the performance of our segments based on their operating earnings excluding acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading or not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2016	2015
Net revenue:
Segment net revenue
Domestic	$2,321,708	$2,249,705
International	83,551	95,511
CPS	141,353	129,645
Total segment net revenue	2,546,612	2,474,861
Inter-segment revenue
CPS	(90,819)	(83,665)
Total inter-segment revenue	(90,819)	(83,665)
Consolidated net revenue	$2,455,793	$2,391,196

Operating earnings (loss):
Domestic	$41,718	$38,106
International	1,128	(337)
CPS	13,271	13,182
Inter-segment eliminations	(664)	(60)
Acquisition-related and exit and realignment charges (1)	(10,483)	(9,916)
Consolidated operating earnings	$44,970	$40,975

Depreciation and amortization:
Domestic	$7,542	$9,083
International	4,450	4,895
CPS	2,226	2,191
Consolidated depreciation and amortization	$14,218	$16,169

Capital expenditures:
Domestic	$4,543	$8,009
International	1,970	2,915
CPS	547	642
Consolidated capital expenditures	$7,060	$11,566

(1) The first quarter of 2015 included $3.0 million in accelerated amortization related to an information system that was replaced in the International segment.

	March 31, 2016	December 31, 2015
Total assets:
Domestic	$1,742,187	$1,728,345
International	448,969	464,003
CPS	415,362	420,408
Segment assets	2,606,518	2,612,756
Cash and cash equivalents	190,323	161,020
Consolidated total assets	$2,796,841	$2,773,776
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

Three Months Ended March 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Income
Net revenue	$—	$2,321,708	$172,101	$(38,016)	$2,455,793
Cost of goods sold	—	2,105,264	92,075	(38,182)	2,159,157
Gross margin	—	216,444	80,026	166	296,636
Distribution, selling and administrative expenses	534	169,310	72,881	—	242,725
Acquisition-related and exit and realignment charges	—	8,402	2,081	—	10,483
Other operating income, net	—	(1,384)	(158)	—	(1,542)
Operating earnings (loss)	(534)	40,116	5,222	166	44,970
Interest expense (income), net	6,840	(629)	579	—	6,790
Income (loss) before income taxes	(7,374)	40,745	4,643	166	38,180
Income tax (benefit) provision	—	11,547	2,498	—	14,045
Equity in earnings of subsidiaries	31,509	—	—	(31,509)	—
Net income (loss)	24,135	29,198	2,145	(31,343)	24,135
Other comprehensive income (loss)	8,419	257	8,162	(8,419)	8,419
Comprehensive income (loss)	$32,554	$29,455	$10,307	$(39,762)	$32,554

Three Months Ended March 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,250,704	$180,361	$(39,869)	$2,391,196
Cost of goods sold	—	2,034,032	99,818	(40,255)	2,093,595
Gross margin	—	216,672	80,543	386	297,601
Distribution, selling and administrative expenses	39	169,680	79,975	—	249,694
Acquisition-related and exit and realignment charges	—	3,577	6,339	—	9,916
Other operating income, net	—	(976)	(2,008)	—	(2,984)
Operating earnings (loss)	(39)	44,391	(3,763)	386	40,975
Interest expense (income), net	5,947	764	169	—	6,880
Income (loss) before income taxes	(5,986)	43,627	(3,932)	386	34,095
Income tax (benefit) provision	(773)	15,231	697	—	15,155
Equity in earnings of subsidiaries	24,153	—	—	(24,153)	—
Net income (loss)	18,940	28,396	(4,629)	(23,767)	18,940
Other comprehensive income (loss)	(27,645)	504	(28,149)	27,645	(27,645)
Comprehensive income (loss)	$(8,705)	$28,900	$(32,778)	$3,878	$(8,705)

March 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$132,179	$9,514	$48,630	$—	$190,323
Accounts and notes receivable, net	—	530,547	94,335	(9,132)	615,750
Merchandise inventories	—	872,376	55,558	(2,220)	925,714
Other current assets	7	85,246	184,445	—	269,698
Total current assets	132,186	1,497,683	382,968	(11,352)	2,001,485
Property and equipment, net	—	102,937	105,096	—	208,033
Goodwill, net	—	180,006	240,065	—	420,071
Intangible assets, net	—	13,213	80,134	—	93,347
Due from O&M and subsidiaries	—	564,018	—	(564,018)	—
Advances to and investment in consolidated subsidiaries	1,991,311	—	—	(1,991,311)	—
Other assets, net	—	56,005	17,900	—	73,905
Total assets	$2,123,497	$2,413,862	$826,163	$(2,566,681)	$2,796,841
Liabilities and equity
Current liabilities
Accounts payable	$—	$707,358	$60,359	$(9,132)	$758,585
Accrued payroll and related liabilities	—	18,287	12,040	—	30,327
Other accrued liabilities	7,488	117,778	152,760	—	278,026
Total current liabilities	7,488	843,423	225,159	(9,132)	1,066,938
Long-term debt, excluding current portion	544,197	4,121	19,393	—	567,711
Due to O&M and subsidiaries	566,891	—	59,213	(626,104)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	71,484	21,791	—	93,275
Other liabilities	—	57,586	6,410	—	63,996
Total liabilities	1,118,576	1,115,504	331,966	(774,126)	1,791,920
Equity
Common stock	125,604	—	—	—	125,604
Paid-in capital	213,016	174,612	583,867	(758,479)	213,016
Retained earnings (deficit)	709,707	1,133,985	(56,503)	(1,077,482)	709,707
Accumulated other comprehensive income (loss)	(43,406)	(10,239)	(33,167)	43,406	(43,406)
Total equity	1,004,921	1,298,358	494,197	(1,792,555)	1,004,921
Total liabilities and equity	$2,123,497	$2,413,862	$826,163	$(2,566,681)	$2,796,841

December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$103,284	$5,614	$52,122	$—	$161,020
Accounts and notes receivable, net	—	507,673	89,895	(9,633)	587,935
Merchandise inventories	—	883,232	59,930	(2,387)	940,775
Other current assets	104	72,683	212,183	—	284,970
Total current assets	103,388	1,469,202	414,130	(12,020)	1,974,700
Property and equipment, net	—	103,219	105,711	—	208,930
Goodwill, net	—	180,006	239,613	—	419,619
Intangible assets, net	—	13,731	81,519	—	95,250
Due from O&M and subsidiaries	—	518,473	—	(518,473)	—
Advances to and investments in consolidated subsidiaries	1,967,176	—	—	(1,967,176)	—
Other assets, net	—	57,409	17,868	—	75,277
Total assets	$2,070,564	$2,342,040	$858,841	$(2,497,669)	$2,773,776
Liabilities and equity
Current liabilities
Accounts payable	$—	$662,909	$56,073	$(8,373)	$710,609
Accrued payroll and related liabilities	—	32,094	13,813	—	45,907
Other current liabilities	6,924	109,137	191,012	—	307,073
Total current liabilities	6,924	804,140	260,898	(8,373)	1,063,589
Long-term debt, excluding current portion	543,982	4,527	19,986	—	568,495
Due to O&M and subsidiaries	527,068	—	70,089	(597,157)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	67,562	18,764	—	86,326
Other liabilities	—	57,573	5,203	—	62,776
Total liabilities	1,077,974	1,072,692	374,940	(744,420)	1,781,186
Equity
Common stock	125,606	—	—	—	125,606
Paid-in capital	211,943	174,612	583,873	(758,485)	211,943
Retained earnings (deficit)	706,866	1,104,787	(58,648)	(1,046,139)	706,866
Accumulated other comprehensive income (loss)	(51,825)	(10,051)	(41,324)	51,375	(51,825)
Total equity	992,590	1,269,348	483,901	(1,753,249)	992,590
Total liabilities and equity	$2,070,564	$2,342,040	$858,841	$(2,497,669)	$2,773,776

Three Months Ended March 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$24,135	$29,198	$2,145	$(31,343)	$24,135
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(31,509)	—	—	31,509	—
Depreciation and amortization	—	7,569	6,649	—	14,218
Share-based compensation expense	—	2,603	—	—	2,603
Provision for losses on accounts and notes receivable	—	128	(13)	—	115
Deferred income tax expense (benefit)	—	3,922	2,985	—	6,907
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(23,002)	(4,569)	756	(26,815)
Merchandise inventories	—	10,856	4,490	(168)	15,178
Accounts payable	—	44,449	3,056	(754)	46,751
Net change in other assets and liabilities	661	(15,780)	(22,981)	—	(38,100)
Other, net	214	123	(434)	—	(97)
Cash provided by (used for) operating activities	(6,499)	60,066	(8,672)	—	44,895
Investing activities:
Additions to property and equipment	—	(3,928)	(1,355)	—	(5,283)
Additions to computer software and intangible assets	—	(615)	(1,162)	—	(1,777)
Proceeds from the sale of property and equipment	—	3	4,596	—	4,599
Cash provided by (used for) investing activities	—	(4,540)	2,079	—	(2,461)
Financing activities:
Change in bank overdraft	—	—	8,359	—	8,359
Change in intercompany advances	58,435	(51,009)	(7,426)	—	—
Cash dividends paid	(16,029)	—	—	—	(16,029)
Repurchases of common stock	(5,630)	—	—	—	(5,630)
Excess tax benefits related to share-based compensation	250	—	—	—	250
Other, net	(1,632)	(617)	(767)	—	(3,016)
Cash provided by (used for) financing activities	35,394	(51,626)	166	—	(16,066)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,935	—	2,935
Net increase (decrease) in cash and cash equivalents	28,895	3,900	(3,492)	—	29,303
Cash and cash equivalents at beginning of period	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of period	$132,179	$9,514	$48,630	$—	$190,323

Three Months Ended March 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$18,940	$28,396	$(4,629)	$(23,767)	$18,940
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(24,153)	—	—	24,153	—
Depreciation and amortization	—	9,105	10,018	—	19,123
Share-based compensation expense	—	2,597	—	—	2,597
Provision for losses on accounts and notes receivable	—	(36)	256	—	220
Deferred income tax expense (benefit)	—	(373)	883	—	510
Changes in operating assets and liabilities:
Accounts and notes receivable	—	26,519	(5,561)	6,398	27,356
Merchandise inventories	—	(2,348)	(3,928)	2,388	(3,888)
Accounts payable	—	92,359	3,424	(6,839)	88,944
Net change in other assets and liabilities	541	16,418	(1,046)	(2,333)	13,580
Other, net	209	636	476		1,321
Cash provided by (used for) operating activities	(4,463)	173,273	(107)	—	168,703
Investing activities:
Additions to property and equipment	—	(6,552)	(1,067)	—	(7,619)
Additions to computer software and intangible assets	—	(1,457)	(2,490)	—	(3,947)
Proceeds from the sale of property and equipment	—	50	—	—	50
Cash provided by (used for) investing activities	—	(7,959)	(3,557)	—	(11,516)
Financing activities:
Change in bank overdraft	—	—	1,179	—	1,179
Change in intercompany advances	114,499	(124,681)	10,182	—	—
Repayment of revolving credit facility	—	(33,700)	—	—	(33,700)
Cash dividends paid	(15,934)	—	—	—	(15,934)
Excess tax benefits related to share-based compensation	240	—	—	—	240
Proceeds from exercise of stock options	125	—	—	—	125
Other, net	(867)	(710)	(747)	—	(2,324)
Cash provided by (used for) financing activities	98,063	(159,091)	10,614	—	(50,414)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,489)	—	(4,489)
Net increase (decrease) in cash and cash equivalents	93,600	6,223	2,461	—	102,284
Cash and cash equivalents at beginning of period	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of period	$115,613	$10,135	$33,308	$—	$159,056

Note 15—Recent Accounting Pronouncements
On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that our $3.9 million in debt issuance costs at March 31, 2016 related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result of this adoption, we have also presented $4.1 million in debt issuance costs from our December 31, 2015 balance sheet in a manner that conforms to the new presentation. The adoption of this standard did not affect our results of operations or cash flows in either the current or prior interim or annual periods.
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this updated guidance include changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. We are in the process of evaluating the potential impacts of this new guidance on our consolidated financial statements.
There have been no changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2015. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare services company that connects the world of medical products to the point of care. Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into three distinct business units: Domestic, International and Clinical & Procedural Solutions (CPS). Domestic is our U.S. distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. CPS provides product-related solutions, including surgical and procedural kitting and sourcing. Furthermore, the basis for segment reporting shifts from the geography of the end customer to the business unit selling the product or providing the service. This includes intercompany transactions as well. Beginning with this quarter, we now report financial results using this three segment structure and have recast prior year segment results on the same basis. Segment financial information is provided in Note 13 of Notes to Consolidated Financial Statements included in this quarterly report.

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2016	2015
Operating earnings, as reported (GAAP)	$44,970	$40,975
Acquisition-related and exit and realignment charges	10,483	9,916
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$55,453	$50,891
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	2.26%	2.13%
Net income, as reported (GAAP)	$24,135	$18,940
Acquisition-related and exit and realignment charges, net of tax	7,129	8,592
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$31,264	$27,532
Net income per diluted common share, as reported (GAAP)	$0.39	$0.30
Acquisition-related and exit and realignment charges, per diluted common share	0.11	0.14
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.50	$0.44
Adjusted EPS (non-GAAP) was $0.50 in the first quarter of 2016, an improvement of $0.06 when compared to prior year primarily as a result of improved operating earnings across all three segments. Domestic segment operating earnings of $41.7 million improved $3.6 million from the first quarter of 2015 as a result of revenue growth, expense control initiatives and higher income from manufacturer product price changes. The International segment improved in the first quarter of 2016 to operating income of $1.1 million, compared to an operating loss of $0.3 million in the same period of 2015, as a result of continued cost control and improved operational efficiency. CPS operating earnings of $13.3 million improved slightly compared to $13.2 million in 2015 primarily due to higher sales.
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
Acquisition-related charges, pre-tax, were $(0.4) million and $2.6 million in the first quarter of 2016 and 2015. The current quarter amount related to the gain on the sale of property acquired with the Medical Action acquisition. Charges in 2015 consisted primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to the former owner and costs to transition information technology and other administrative functions.
Exit and realignment charges, pre-tax, were $10.9 million and $7.3 million in the first quarter of 2016 and 2015. Charges in the first quarter of 2016 primarily included costs associated with our voluntary employee separation program and other severance charges. Amounts in 2015 were associated with optimizing our operations and included costs for the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe, as well as other costs associated with our strategic organizational realignment which included certain professional fees and costs to streamline administrative functions and processes in Europe.
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

Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Domestic	$2,321,708	$2,249,705	$72,003	3.2%
International	83,551	95,511	(11,960)	(12.5)%
CPS	141,353	129,645	11,708	9.0%
Inter-segment	(90,819)	(83,665)	(7,154)	8.6%
Net revenue	$2,455,793	$2,391,196	$64,597	2.7%
Consolidated net revenue improved in the first quarter of 2016 as a result of the increase in our Domestic segment which resulted primarily from growth in larger healthcare provider customer accounts and an additional sales day in the first quarter of 2016 compared to 2015. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. The decrease in the International segment was driven by unfavorable foreign currency translation impacts of $3.3 million and the exit of a U.K. customer contract in mid-2015. An increase in sales of custom procedure trays was the primary driver of the increase in CPS revenue compared to prior year.
Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of goods sold	$2,159,157	$2,093,595	$65,562	3.1%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our kitting businesses. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in sales activity through our distribution and kitting businesses, cost of goods sold increased $65.6 million compared to the first quarter of 2015.
Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Gross margin	$296,636	$297,601	$(965)	(0.3)%
As a % of net revenue	12.08%	12.45%
Gross margin benefitted from the sales growth in the Domestic segment and higher income from manufacturer product price changes which were offset by the impacts of the U.K. customer exit in mid-2015 and $2.1 million in unfavorable impacts of foreign currency translation.
Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Distribution, selling & administrative expenses	$242,725	$249,694	$(6,969)	(2.8)%
As a % of net revenue	9.88%	10.44%
Other operating income, net	$(1,542)	$(2,984)	$1,442	(48.3)%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. The costs to convert new customers to our information systems are included in DS&A and are generally incurred prior to the recognition of revenues from the new customers.
The decrease in DS&A expenses compared to prior year reflected the benefits of cost control initiatives, lower fuel costs and improved operational efficiency as well as favorable foreign currency translation impacts of $2.2 million.
The decrease in other operating income, net compared to 2015 was attributed primarily to changes in fair value of derivatives compared to prior year.
Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense, net	$6,790	$6,880	$(90)	(1.3)%
Effective interest rate	4.79%	4.73%
Interest expense in the first quarter of 2016 was consistent with prior year.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2016	2015	$	%
Income tax provision	$14,045	$15,155	$(1,110)	(7.3)%
Effective tax rate	36.8%	44.4%
The change in the effective tax rate compared to 2015, including income taxes on acquisition-related and exit and realignment charges, resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year and the deductibility of certain prior year acquisition-related charges for income tax purposes.

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

	March 31, 2016	December 31, 2015	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$190,323	$161,020	$29,303	18.2%
Accounts and notes receivable, net of allowances	$615,750	$587,935	$27,815	4.7%
Consolidated DSO (1)	21.8	21.0
Merchandise inventories	$925,714	$940,775	$(15,061)	(1.6)%
Consolidated inventory turnover (2)	9.3	9.4
Accounts payable	$758,585	$710,609	$47,976	6.8%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended March 31, 2016 and year ended December 31, 2015
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2016 and 2015:

(Dollars in thousands)	2016	2015
Net cash provided by (used for):
Operating activities	$44,895	$168,703
Investing activities	(2,461)	(11,516)
Financing activities	(16,066)	(50,414)
Effect of exchange rate changes	2,935	(4,489)
Increase in cash and cash equivalents	$29,303	$102,284
Cash provided by operating activities was $44.9 million in the first three months of 2016, compared to $168.7 million in the same period of 2015. The decrease in cash from operating activities for the first three months of 2016 compared to the same period in 2015 was primarily due to routine changes in working capital, including timing of payments to vendors in the prior year. Depreciation and amortization in the first quarter of 2015 included $3.0 million in accelerated amortization related to an information system that was replaced in the International segment.
Cash used for investing activities was $2.5 million in the first three months of 2016, compared to $11.5 million in the same period of 2015. Investing activities in 2016 and 2015 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2016 was partially offset by $4.6 million in proceeds from the sale of property.
Cash used for financing activities in the first three months of 2016 was $16.1 million, compared to $50.4 million used in the same period of 2015. During the first three months of 2016, we paid dividends of $16.0 million (compared to $15.9 million in the same period of 2015) and repurchased $5.6 million in common stock. Financing activities in the first quarter of 2015 included a $33.7 million repayment under our revolving credit facility.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between

12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at March 31, 2016, the interest rate under the credit facility is LIBOR plus 1.375%.
At March 31, 2016 , we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of March 31, 2016 and December 31, 2015 which supports our facilities leased in Europe.
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”). The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. Interest on the 2021 Notes and 2024 Notes is payable semiannually in arrears, which commenced on March 15, 2015 and December 15, 2014, respectively. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points.
In the first quarter of 2016, we paid cash dividends on our outstanding common stock at the rate of $0.255 per share, which represents a 1.0% increase over the rate of $0.2525 per share paid in the first quarter of 2015. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. During the first quarter of 2016, we repurchased 0.2 million shares at $5.6 million. At March 31, 2016, the remaining amount authorized for repurchase under this program was $64.4 million.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $46.5 million and $46.0 million as of March 31, 2016 and December 31, 2015. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our U.S.-based operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2016.
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

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals; and

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5.0 million in letters of credit under the revolving credit facility at March 31, 2016. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.07 per gallon in the first three months of 2016, a decrease from $2.92 per gallon in the first three months of 2015. Based on our fuel consumption in the first three months of 2016, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Through March 31, 2016, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Through March 31, 2016, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. For the three months ended March 31, 2016, we repurchased in open-market transactions and retired 0.2 million shares of our common stock for an aggregate of $5.6 million, or an average price per share of $34.61. The following table summarizes share repurchase activity by month during the three months ended March 31, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
January 2016	111,680	$33.89	111,680	$66,725,109
February 2016	34,918	$34.80	34,918	$65,000,070
March 2016	16,099	$39.16	16,099	$64,369,676
Total	162,697		162,697

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	May 4, 2016	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	May 4, 2016	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International

Item 6. Exhibits

(a)	Exhibits

10.1	Form of Restricted Stock Unit Agreement under the Company’s 2015 Stock Incentive Plan (“2015 Plan”)

10.2	Form of Restricted Stock Agreement under the 2015 Plan

10.3	Form of Director Restricted Stock Agreement under the 2015 Plan

10.4	Form of 2016 Performance Share Award Agreement

10.5	Form of 2016 Executive Incentive Program

10.6	Amendment effective March 1, 2016 of the Company’s Supplemental Executive Retirement Plan (“SERP”)

10.7	Amendment effective March 1, 2016 of Exhibit II of the Company’s SERP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document