Form 10-Q
period 2016-06-30
OWENS & MINOR INC/VA/
filed 2016-08-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2016, was 62,407,033 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net revenue	$2,483,676	$2,422,167	$4,939,469	$4,813,363
Cost of goods sold	2,184,256	2,123,830	4,343,413	4,217,425
Gross margin	299,420	298,337	596,056	595,938
Distribution, selling, and administrative expenses	242,914	246,958	485,639	496,652
Acquisition-related and exit and realignment charges	6,752	5,707	17,235	15,623
Other operating income, net	(2,300)	(2,188)	(3,842)	(5,172)
Operating earnings	52,054	47,860	97,024	88,835
Interest expense, net	6,765	6,680	13,554	13,560
Income before income taxes	45,289	41,180	83,470	75,275
Income tax provision	17,573	16,954	31,619	32,109
Net income	$27,716	$24,226	$51,851	$43,166
Net income per common share:
Basic	$0.45	$0.39	$0.83	$0.69
Diluted	$0.45	$0.39	$0.83	$0.69
Cash dividends per common share	$0.255	$0.2525	$0.51	$0.505

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$27,716	$24,226	$51,851	$43,166
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2016 and 2015)	(7,120)	6,606	1,042	(21,335)
Change in unrecognized net periodic pension costs (net of income tax of $168 and $339 in 2016 and $141 and $285 in 2015)	245	260	483	518
Other (net of income tax of $0 in 2016 and 2015)	18	(8)	37	30
Total other comprehensive income (loss), net of tax	(6,857)	6,858	1,562	(20,787)
Comprehensive income	$20,859	$31,084	$53,413	$22,379

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$138,951	$161,020
Accounts and notes receivable, net of allowances of $13,122 and $13,177	609,212	587,935
Merchandise inventories	957,972	940,775
Other current assets	268,645	284,970
Total current assets	1,974,780	1,974,700
Property and equipment, net of accumulated depreciation of $198,703 and $189,105	201,519	208,930
Goodwill, net	418,366	419,619
Intangible assets, net	89,599	95,250
Other assets, net	71,800	75,277
Total assets	$2,756,064	$2,773,776
Liabilities and equity
Current liabilities
Accounts payable	$775,970	$710,609
Accrued payroll and related liabilities	28,268	45,907
Other current liabilities	239,887	307,073
Total current liabilities	1,044,125	1,063,589
Long-term debt, excluding current portion	566,955	568,495
Deferred income taxes	84,500	86,326
Other liabilities	64,187	62,776
Total liabilities	1,759,767	1,781,186
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,510 shares and 62,803 shares	125,021	125,606
Paid-in capital	214,435	211,943
Retained earnings	707,104	706,866
Accumulated other comprehensive loss	(50,263)	(51,825)
Total equity	996,297	992,590
Total liabilities and equity	$2,756,064	$2,773,776

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Operating activities:
Net income	$51,851	$43,166
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,343	36,138
Share-based compensation expense	5,969	5,048
Provision for losses on accounts and notes receivable	(27)	41
Deferred income tax (benefit) expense	(2,071)	2,992
Changes in operating assets and liabilities:
Accounts and notes receivable	(29,736)	41,622
Merchandise inventories	(17,947)	(31,866)
Accounts payable	62,710	145,682
Net change in other assets and liabilities	(56,599)	2,771
Other, net	145	1,196
Cash provided by operating activities	42,638	246,790
Investing activities:
Additions to property and equipment	(8,857)	(12,009)
Additions to computer software and intangible assets	(4,602)	(10,816)
Proceeds from sale of property and equipment	4,565	837
Cash used for investing activities	(8,894)	(21,988)
Financing activities:
Change in bank overdraft	—	1,530
Repayment of revolving credit facility	—	(33,700)
Cash dividends paid	(32,003)	(31,867)
Repurchases of common stock	(20,849)	(7,440)
Excess tax benefits related to share-based compensation	598	457
Other, net	(5,968)	(5,112)
Cash used for financing activities	(58,222)	(76,132)
Effect of exchange rate changes on cash and cash equivalents	2,409	(4,473)
Net increase (decrease) in cash and cash equivalents	(22,069)	144,197
Cash and cash equivalents at beginning of period	161,020	56,772
Cash and cash equivalents at end of period	$138,951	$200,969
Supplemental disclosure of cash flow information:
Income taxes paid, net	$49,567	$27,542
Interest paid	$13,513	$13,260

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$990,838
Net income				43,166		43,166
Other comprehensive loss					(20,787)	(20,787)
Dividends declared ($0.505 per share)				(31,779)		(31,779)
Shares repurchased and retired	(220)	(440)		(7,000)		(7,440)
Share-based compensation expense, exercises and other	168	336	2,793			3,129
Balance June 30, 2015	63,018	$126,036	$205,727	$690,152	$(44,788)	$977,127

Balance December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				51,851		51,851
Other comprehensive income					1,562	1,562
Dividends declared ($0.51 per share)				(31,914)		(31,914)
Shares repurchased and retired	(575)	(1,150)		(19,699)		(20,849)
Share-based compensation expense, exercises and other	282	565	2,492			3,057
Balance June 30, 2016	62,510	$125,021	$214,435	$707,104	$(50,263)	$996,297

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
Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into three distinct business units: Domestic, International and Clinical & Procedural Solutions (CPS). Domestic is our U.S.distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. CPS provides product-related solutions, including surgical and procedural kitting and sourcing. Beginning with the quarter ended March 31, 2016, we now report our financial results using this three segment structure and have recast prior year segment results on the same basis.
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
Note 3—Financing Receivables and Payables
At June 30, 2016 and December 31, 2015, we had financing receivables of $165.9 million and $198.5 million and related payables of $87.2 million and $148.5 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
In connection with our new three segment structure, goodwill has been reallocated based on the relative fair value of the underlying reporting units. We performed an interim impairment analysis in the first quarter of 2016 as a result of this change and noted no impairment. The following table summarizes the changes in the carrying amount of goodwill through June 30, 2016:

	Domestic	International	CPS	Consolidated
Carrying amount of goodwill, December 31, 2015	$180,006	$23,426	$216,187	$419,619
Currency translation adjustments	—	(1,576)	323	(1,253)
Carrying amount of goodwill, June 30, 2016	$180,006	$21,850	$216,510	$418,366

Intangible assets at June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$120,784	$4,364	$121,888	$4,621
Accumulated amortization	(34,201)	(1,348)	(29,872)	(1,387)
Net intangible assets	$86,583	$3,016	$92,016	$3,234
At June 30, 2016, $12.7 million in net intangible assets were held in the Domestic segment, $12.9 million were held in the International segment and $64.0 million were held in the CPS segment. Amortization expense for intangible assets was $2.2 million and $2.4 million for the three months ended June 30, 2016 and 2015 and $4.5 million and $4.9 million for the six months ended June 30, 2016 and 2015.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $4.6 million for the remainder of 2016, $9.9 million for 2017, $9.2 million for 2018, $9.2 million for 2019, $9.0 million for 2020 and $8.6 million for 2021.
Note 5—Exit and Realignment Charges
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
Exit and realignment charges by segment for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic segment	$4,894	$(124)	$12,968	$2,515
International segment	1,128	4,045	2,828	8,717
CPS segment	—	—	1,110	—
Total exit and realignment charges	$6,022	$3,921	$16,906	$11,232

For the three and six months ended June 30, 2016, $1.3 million and $11.2 million in charges were associated with our voluntary employee separation program and other severance activities. The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2016 and 2015:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2015	$486	$1,840	$2,326
Provision for exit and realignment activities	—	9,895	9,895
Cash payments, net of sublease income	(486)	(1,287)	(1,773)
Accrued exit and realignment costs, March 31, 2016	—	10,448	10,448
Provision for exit and realignment activities		1,254	1,254
Cash payments, net of sublease income	—	(7,087)	(7,087)
Accrued exit and realignment costs, June 30, 2016	$—	$4,615	$4,615

Accrued exit and realignment costs, December 31, 2014	$3,575	$2,887	$6,462
Provision for exit and realignment activities	256	142	398
Cash payments, net of sublease income	(385)	(873)	(1,258)
Accrued exit and realignment costs, March 31, 2015	3,446	2,156	5,602
Provision for exit and realignment activities	572	392	964
Cash payments, net of sublease income	(349)	(1,171)	(1,520)
Accrued exit and realignment costs, June 30, 2015	$3,669	$1,377	$5,046
In addition to the exit and realignment accruals in the preceding table, we also incurred $4.7 million of costs that were expensed as incurred for the three months ended June 30, 2016, including $0.9 million in information systems costs, $3.2 million in consulting costs and $0.6 million in other costs. In the first quarter of 2016, we also incurred $1.0 million of costs that were expensed as incurred, including $0.5 million in information systems costs, $0.4 million in consulting costs and $0.1 million in other costs.
For the three months ended June 30, 2015, we recognized $2.9 million of costs that were expensed as incurred, including $1.2 million in accelerated amortization of an information system that has been replaced, $0.8 million in property related costs, $0.7 million in information systems costs and $0.2 million in other costs. In the first quarter of 2015, we also incurred $6.9 million of costs that were expensed as incurred, including $3.0 million in accelerated amortization of an information system that has been replaced, $1.8 million in facility costs, $1.3 million in labor costs, $0.3 million in information systems costs and $0.5 million in other costs.
Note 6—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and six months ended June 30, 2016 and 2015, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$20	$32	$43	$65
Interest cost	510	464	1,015	929
Recognized net actuarial loss	413	401	822	802
Net periodic benefit cost	$943	$897	$1,880	$1,796
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015 and $0.8 million and $1.0 million for the six months ended June 30, 2016 and 2015.

Note 7—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of June 30, 2016 and December 31, 2015, the estimated fair value of the 2021 Notes was $283.2 million and $273.7 million and the estimated fair value of the 2024 Notes was $280.9 million and $272.8 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at June 30, 2016, the interest rate under the credit facility is LIBOR plus 1.375%.
At June 30, 2016, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of June 30, 2016 and December 31, 2015, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2016.
Note 8—Derivatives
When deemed appropriate, we use derivatives, primarily forward contracts, as a risk management tool to mitigate the potential impact of foreign currency exchange risk. At June 30, 2016, we did not have any derivatives outstanding. The total notional values of our foreign currency derivatives as of December 31, 2015 was $2.0 million. In 2016 and 2015, we did not have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments were immediately recognized into earnings. At December 31, 2015, the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $0.4 million. The impact from changes in the fair value of these foreign currency derivatives included in other operating expense was $0.1 million and $0.4 million for the three and six months ended June 30, 2016. The impact from changes in the fair value of these foreign currency derivatives included in other operating expense was $0.5 million and other operating income was $0.3 million for the three and six months ended June 30, 2015. We consider the risk of counterparty default to be minimal.
Note 9—Income Taxes
The effective tax rate was 38.8% and 37.9% for the three and six months ended June 30, 2016, compared to 41.2% and 42.7% in the same periods of 2015. The change in rate resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year and the deductibility of certain prior year acquisition-related charges for income tax purposes. The liability for unrecognized tax benefits was $9.0 million at June 30, 2016, and $7.7 million at December 31, 2015. Included in the liability at June 30, 2016 were $4.4 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 10—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$27,716	$24,226	$51,851	$43,166
Less: income allocated to unvested restricted shares	(281)	(195)	(560)	(359)
Net income attributable to common shareholders - basic	27,435	24,031	51,291	42,807
Add: undistributed income attributable to unvested restricted shares - basic	72	42	131	63
Less: undistributed income attributable to unvested restricted shares - diluted	(72)	(42)	(131)	(63)
Net income attributable to common shareholders - diluted	$27,435	$24,031	$51,291	$42,807
Denominator:
Weighted average shares outstanding - basic	61,502	62,226	61,588	62,281
Dilutive shares - stock options	—	—	—	1
Weighted average shares outstanding - diluted	61,502	62,226	61,588	62,282
Net income per share attributable to common shareholders:
Basic	$0.45	$0.39	$0.83	$0.69
Diluted	$0.45	$0.39	$0.83	$0.69
Note 11—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the six months ended June 30, 2016, we repurchased in open-market transactions and retired approximately 0.6 million shares of our common stock for an aggregate of $20.8 million, or an average price per share of $36.25. As of June 30, 2016, we have approximately $49.2 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 12—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2016 and 2015:

	Retirement Plans		Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), March 31, 2016	$(10,244)		$(33,066)	$(96)	$(43,406)
Other comprehensive income (loss) before reclassifications	—		(7,120)	—	(7,120)
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		(7,120)	—	(7,120)
Amounts reclassified from accumulated other comprehensive income (loss)	413		—	18	431
Income tax	(168)		—	—	(168)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	245	—	—	18	263
Other comprehensive income (loss)	245		(7,120)	18	(6,857)
Accumulated other comprehensive income (loss), June 30, 2016	$(9,999)		$(40,186)	$(78)	$(50,263)

Accumulated other comprehensive income (loss), March 31, 2015	$(10,065)		$(41,588)	$7	$(51,646)
Other comprehensive income (loss) before reclassifications	—		6,606	—	6,606
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		6,606	—	6,606
Amounts reclassified from accumulated other comprehensive income (loss)	401		—	(8)	393
Income tax	(141)		—	—	(141)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	260		—	(8)	252
Other comprehensive income (loss)	260		6,606	(8)	6,858
Accumulated other comprehensive income (loss), June 30, 2015	$(9,805)		$(34,982)	$(1)	$(44,788)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	—	1,042	—	1,042
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	1,042	—	1,042
Amounts reclassified from accumulated other comprehensive income (loss)	822	—	37	859
Income tax	(339)	—	—	(339)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	483	—	37	520
Other comprehensive income (loss)	483	1,042	37	1,562
Accumulated other comprehensive income (loss), June 30, 2016	$(9,999)	$(40,186)	$(78)	$(50,263)

Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	—	(21,335)	—	(21,335)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(21,335)	—	(21,335)
Amounts reclassified from accumulated other comprehensive income (loss)	803	—	30	833
Income tax	(285)	—	—	(285)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	518	—	30	548
Other comprehensive income (loss)	518	(21,335)	30	(20,787)
Accumulated other comprehensive income (loss), June 30, 2015	$(9,805)	$(34,982)	$(1)	$(44,788)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and six months ended June 30, 2016 and 2015, we reclassified $0.4 million and $0.8 million of actuarial net losses.
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue:
Segment net revenue
Domestic	$2,345,746	$2,279,725	$4,667,455	$4,529,430
International	88,559	92,856	172,110	188,367
CPS	134,964	135,714	276,317	265,359
Total segment net revenue	$2,569,269	$2,508,295	$5,115,882	$4,983,156
Inter-segment revenue
CPS	(85,593)	(86,128)	(176,413)	(169,793)
Total inter-segment revenue	(85,593)	(86,128)	(176,413)	(169,793)
Consolidated net revenue	$2,483,676	$2,422,167	$4,939,469	$4,813,363

Operating earnings (loss):
Domestic	$43,451	$38,394	$85,169	$76,499
International	893	1,181	2,021	843
CPS	14,255	13,850	27,526	27,032
Inter-segment eliminations	207	142	(457)	84
Acquisition-related and exit and realignment charges (1)	(6,752)	(5,707)	(17,235)	(15,623)
Consolidated operating earnings	$52,054	$47,860	$97,024	$88,835

Depreciation and amortization:
Domestic	$7,497	$8,888	$15,038	$17,971
International	4,416	4,743	8,865	9,638
CPS	2,213	2,150	4,440	4,341
Consolidated depreciation and amortization	$14,126	$15,781	$28,343	$31,950

Capital expenditures:
Domestic	$2,659	$3,349	$7,202	$11,358
International	2,860	7,875	4,830	10,790
CPS	880	35	1,427	677
Consolidated capital expenditures	$6,399	$11,259	$13,459	$22,825

	June 30, 2016	December 31, 2015
Total assets:
Domestic	$1,752,278	$1,728,345
International	442,097	464,003
CPS	422,738	420,408
Segment assets	2,617,113	2,612,756
Cash and cash equivalents	138,951	161,020
Consolidated total assets	$2,756,064	$2,773,776
(1) The three and six months ended June 30, 2015 include $1.2 million and $4.2 million, respectively in accelerated amortization related to an information system that has been replaced in the International segment.

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

Three Months Ended June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,345,746	$176,010	$(38,080)	$2,483,676
Cost of goods sold	—	2,129,586	92,660	(37,990)	2,184,256
Gross margin	—	216,160	83,350	(90)	299,420
Distribution, selling and administrative expenses	357	166,047	76,510	—	242,914
Acquisition-related and exit and realignment charges	—	5,249	1,503		6,752
Other operating income, net	—	(1,363)	(937)	—	(2,300)
Operating earnings (loss)	(357)	46,227	6,274	(90)	52,054
Interest expense (income), net	6,903	(846)	708	—	6,765
Income (loss) before income taxes	(7,260)	47,073	5,566	(90)	45,289
Income tax (benefit) provision	—	14,555	3,018	—	17,573
Equity in earnings of subsidiaries	34,976	—	—	(34,976)	—
Net income (loss)	27,716	32,518	2,548	(35,066)	27,716
Other comprehensive income (loss)	(6,857)	264	(7,120)	6,856	(6,857)
Comprehensive income (loss)	$20,859	$32,782	$(4,572)	$(28,210)	$20,859

Three Months Ended June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,279,725	$178,844	$(36,402)	$2,422,167
Cost of goods sold	—	2,064,515	95,570	(36,255)	2,123,830
Gross margin	—	215,210	83,274	(147)	298,337
Distribution, selling and administrative expenses	626	169,258	77,074	—	246,958
Acquisition-related and exit and realignment charges	—	256	5,451	—	5,707
Other operating income, net	—	(1,354)	(834)	—	(2,188)
Operating earnings (loss)	(626)	47,050	1,583	(147)	47,860
Interest expense (income), net	6,938	(233)	(25)	—	6,680
Income (loss) before income taxes	(7,564)	47,283	1,608	(147)	41,180
Income tax (benefit) provision	—	16,973	(19)	—	16,954
Equity in earnings of subsidiaries	31,790	—	—	(31,790)	—
Net income (loss)	24,226	30,310	1,627	(31,937)	24,226
Other comprehensive income (loss)	6,858	(21,839)	28,696	(6,857)	6,858
Comprehensive income (loss)	$31,084	$8,471	$30,323	$(38,794)	$31,084

Six Months Ended June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,667,454	$348,110	$(76,095)	$4,939,469
Cost of goods sold	—	4,234,851	184,734	(76,172)	4,343,413
Gross margin	—	432,603	163,376	77	596,056
Distribution, selling and administrative expenses	891	335,357	149,391	—	485,639
Acquisition-related and exit and realignment charges	—	13,652	3,583	—	17,235
Other operating income, net	—	(2,747)	(1,095)	—	(3,842)
Operating earnings (loss)	(891)	86,341	11,497	77	97,024
Interest expense (income), net	13,743	(1,475)	1,286	—	13,554
Income (loss) before income taxes	(14,634)	87,816	10,211	77	83,470
Income tax (benefit) provision	—	26,101	5,518	—	31,619
Equity in earnings of subsidiaries	66,485	—	—	(66,485)	—
Net income (loss)	51,851	61,715	4,693	(66,408)	51,851
Other comprehensive income (loss)	1,562	521	1,041	(1,562)	1,562
Comprehensive income (loss)	$53,413	$62,236	$5,734	$(67,970)	$53,413

Six Months Ended June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,529,430	$360,204	$(76,271)	$4,813,363
Cost of goods sold	—	4,098,327	195,608	(76,510)	4,217,425
Gross margin	—	431,103	164,596	239	595,938
Distribution, selling and administrative expenses	665	338,939	157,048	—	496,652
Acquisition-related and exit and realignment charges	—	3,833	11,790	—	15,623
Other operating income, net	—	(2,331)	(2,841)	—	(5,172)
Operating earnings (loss)	(665)	90,662	(1,401)	239	88,835
Interest expense (income), net	12,885	581	94	—	13,560
Income (loss) before income taxes	(13,550)	90,081	(1,495)	239	75,275
Income tax (benefit) provision	(773)	31,759	1,123	—	32,109
Equity in earnings of subsidiaries	55,943	—	—	(55,943)	—
Net income (loss)	43,166	58,322	(2,618)	(55,704)	43,166
Other comprehensive income (loss)	(20,787)	(21,335)	548	20,787	(20,787)
Comprehensive income (loss)	$22,379	$36,987	$(2,070)	$(34,917)	$22,379

June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$105,390	$5,109	$28,452	$—	$138,951
Accounts and notes receivable, net	—	528,639	90,220	(9,647)	609,212
Merchandise inventories	—	905,032	55,250	(2,310)	957,972
Other current assets	175	82,304	186,166	—	268,645
Total current assets	105,565	1,521,084	360,088	(11,957)	1,974,780
Property and equipment, net	—	100,704	100,815	—	201,519
Goodwill, net	—	180,006	238,360	—	418,366
Intangible assets, net	—	12,693	76,906	—	89,599
Due from O&M and subsidiaries	—	544,353	—	(544,353)	—
Advances to and investment in consolidated subsidiaries	2,033,661	—	—	(2,033,661)	—
Other assets, net	—	54,130	17,670	—	71,800
Total assets	$2,139,226	$2,412,970	$793,839	$(2,589,971)	$2,756,064
Liabilities and equity
Current liabilities
Accounts payable	$—	$723,773	$60,764	$(8,567)	$775,970
Accrued payroll and related liabilities	—	17,718	10,550	—	28,268
Other current liabilities	8,028	109,397	122,462	—	239,887
Total current liabilities	8,028	850,888	193,776	(8,567)	1,044,125
Long-term debt, excluding current portion	544,410	4,032	18,513	—	566,955
Due to O&M and subsidiaries	590,491	—	66,325	(656,816)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	62,673	21,827	—	84,500
Other liabilities	—	57,867	6,320	—	64,187
Total liabilities	1,142,929	1,114,350	306,761	(804,273)	1,759,767
Equity
Common stock	125,021	—	—	—	125,021
Paid-in capital	214,435	174,612	583,867	(758,479)	214,435
Retained earnings (deficit)	707,104	1,133,985	(56,503)	(1,077,482)	707,104
Accumulated other comprehensive income (loss)	(50,263)	(9,977)	(40,286)	50,263	(50,263)
Total equity	996,297	1,298,620	487,078	(1,785,698)	996,297
Total liabilities and equity	$2,139,226	$2,412,970	$793,839	$(2,589,971)	$2,756,064

December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$103,284	$5,614	$52,122	$—	$161,020
Accounts and notes receivable, net	—	507,673	89,895	(9,633)	587,935
Merchandise inventories	—	883,232	59,930	(2,387)	940,775
Other current assets	104	72,683	212,183	—	284,970
Total current assets	103,388	1,469,202	414,130	(12,020)	1,974,700
Property and equipment, net	—	103,219	105,711	—	208,930
Goodwill, net	—	180,006	239,613	—	419,619
Intangible assets, net	—	13,731	81,519	—	95,250
Due from O&M and subsidiaries	—	518,473	—	(518,473)	—
Advances to and investments in consolidated subsidiaries	1,967,176	—	—	(1,967,176)	—
Other assets, net	—	57,409	17,868	—	75,277
Total assets	$2,070,564	$2,342,040	$858,841	$(2,497,669)	$2,773,776
Liabilities and equity
Current liabilities
Accounts payable	$—	$662,909	$56,073	$(8,373)	$710,609
Accrued payroll and related liabilities	—	32,094	13,813	—	45,907
Deferred income taxes	—	—	—	—	—
Other current liabilities	6,924	109,137	191,012	—	307,073
Total current liabilities	6,924	804,140	260,898	(8,373)	1,063,589
Long-term debt, excluding current portion	543,982	4,527	19,986	—	568,495
Due to O&M and subsidiaries	527,068	—	70,089	(597,157)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	67,562	18,764	—	86,326
Other liabilities	—	57,573	5,203	—	62,776
Total liabilities	1,077,974	1,072,692	374,940	(744,420)	1,781,186
Equity					—
Common stock	125,606	—	—	—	125,606
Paid-in capital	211,943	174,612	583,873	(758,485)	211,943
Retained earnings (deficit)	706,866	1,104,787	(58,648)	(1,046,139)	706,866
Accumulated other comprehensive income (loss)	(51,825)	(10,051)	(41,324)	51,375	(51,825)
Total equity	992,590	1,269,348	483,901	(1,753,249)	992,590
Total liabilities and equity	$2,070,564	$2,342,040	$858,841	$(2,497,669)	$2,773,776

Six Months Ended June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$51,851	$61,715	$4,693	$(66,408)	$51,851
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(66,485)	—	—	66,485	—
Depreciation and amortization	—	15,039	13,304	—	28,343
Share-based compensation expense	—	5,969	—	—	5,969
Provision for losses on accounts and notes receivable	—	(129)	102	—	(27)
Deferred income tax expense (benefit)	—	(2,071)	—	—	(2,071)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	(20,837)	(9,228)	329	(29,736)
Merchandise inventories	—	(21,800)	3,931	(78)	(17,947)
Accounts payable	—	60,864	2,174	(328)	62,710
Net change in other assets and liabilities	1,033	(23,954)	(33,678)	—	(56,599)
Other, net	427	218	(500)	—	145
Cash provided by (used for) operating activities	(13,174)	75,014	(19,202)	—	42,638
Investing activities:
Additions to property and equipment	—	(5,502)	(3,355)	—	(8,857)
Additions to computer software and intangible assets	—	(1,700)	(2,902)	—	(4,602)
Proceeds from the sale of property and equipment	—	18	4,547	—	4,565
Cash used for investing activities	—	(7,184)	(1,710)	—	(8,894)
Financing activities:
Change in intercompany advances	71,002	(67,168)	(3,834)	—	—
Cash dividends paid	(32,003)	—	—	—	(32,003)
Repurchases of common stock	(20,849)	—	—	—	(20,849)
Excess tax benefits related to share-based compensation	598	—	—	—	598
Other, net	(3,468)	(1,167)	(1,333)	—	(5,968)
Cash provided by (used for) financing activities	15,280	(68,335)	(5,167)	—	(58,222)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,409	—	2,409
Net increase (decrease) in cash and cash equivalents	2,106	(505)	(23,670)	—	(22,069)
Cash and cash equivalents at beginning of period	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of period	$105,390	$5,109	$28,452	$—	$138,951

Six months ended June 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$43,166	$58,322	$(2,618)	$(55,704)	$43,166
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(55,943)	—	—	55,943	—
Depreciation and amortization	—	17,741	18,397	—	36,138
Share-based compensation expense	—	5,048	—	—	5,048
Provision for losses on accounts and notes receivable	—	(36)	77	—	41
Deferred income tax expense (benefit)	—	2,376	616	—	2,992
Changes in operating assets and liabilities:
Accounts and notes receivable	—	35,566	(180)	6,236	41,622
Merchandise inventories	—	(35,481)	1,193	2,422	(31,866)
Accounts payable	—	146,622	5,798	(6,738)	145,682
Net change in other assets and liabilities	(148)	14,338	(9,260)	(2,159)	2,771
Other, net	429	726	41	—	1,196
Cash provided by (used for) operating activities	(12,496)	245,222	14,064	—	246,790
Investing activities:
Additions to property and equipment	—	(9,292)	(2,717)	—	(12,009)
Additions to computer software and intangible assets	—	(2,068)	(8,748)	—	(10,816)
Proceeds from the sale of property and equipment	—	60	777	—	837
Cash used for investing activities	—	(11,300)	(10,688)	—	(21,988)
Financing activities:
Change in intercompany advances	135,627	(155,951)	20,324	—	—
Change in bank overdraft	—	—	1,530	—	1,530
Repayment of revolving credit facility	—	(33,700)	—	—	(33,700)
Cash dividends paid	(31,867)	—	—	—	(31,867)
Repurchases of common stock	(7,440)	—	—	—	(7,440)
Excess tax benefits related to share-based compensation	457	—	—	—	457
Other, net	(867)	(1,544)	(2,701)	—	(5,112)
Cash provided by (used for) financing activities	95,910	(191,195)	19,153	—	(76,132)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,473)	—	(4,473)
Net increase (decrease) in cash and cash equivalents	83,414	42,727	18,056	—	144,197
Cash and cash equivalents at beginning of period	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of period	$105,427	$46,639	$48,903	$—	$200,969

Note 15—Recent Accounting Pronouncements
On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that our $3.8 million in debt issuance costs at June 30, 2016 related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result of this adoption, we have also presented $4.1 million in debt issuance costs from our December 31, 2015 balance sheet in a manner that conforms to the new presentation. The adoption of this standard did not affect our results of operations or cash flows in either the current or prior interim or annual periods.
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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare services company that connects the world of medical products to the point of care. Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into three distinct business units: Domestic, International and Clinical & Procedural Solutions (CPS). Domestic is our U.S. distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. CPS provides product-related solutions, including surgical and procedural kitting and sourcing. Furthermore, the basis for segment reporting shifts from the geography of the end customer to the business unit selling the product or providing the service. This includes intercompany transactions as well. Beginning with the first quarter of 2016, we now report our financial results using this three segment structure and have recast prior year segment results on the same basis. Segment financial information is provided in Note 13 of Notes to Consolidated Financial Statements included in this quarterly report.

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2016	2015	2016	2015
Operating earnings, as reported (GAAP)	$52,054	$47,860	$97,024	$88,835
Acquisition-related and exit and realignment charges	6,752	5,707	17,235	15,623
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$58,806	$53,567	$114,259	$104,458

Net income, as reported (GAAP)	$27,716	$24,226	$51,851	$43,166
Acquisition-related and exit and realignment charges	6,752	5,707	17,235	15,623
Income tax expense (benefit)	(2,245)	(838)	(5,599)	(2,162)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$32,223	$29,095	$63,487	$56,627

Net income per diluted common share, as reported (GAAP)	$0.45	$0.39	$0.83	$0.69
Acquisition-related and exit and realignment charges, per diluted common share	0.07	0.07	0.19	0.21
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.52	$0.46	$1.02	$0.90
Net income per diluted share was $0.45 and $0.83 for the three and six months ended June 30, 2016, an improvement of $0.06 and $0.14 when compared to the same periods of 2015. Adjusted EPS (non-GAAP) was $0.52 and $1.02 for the three and six months ended June 30, 2016, an improvement of $0.06 and $0.12 compared to prior year. Year over year improvements were primarily as a result of revenue growth and initiatives associated with the company’s transformation agenda, including improved expense control. Domestic segment operating earnings of $43.5 million and $85.2 million improved by $5.1 million and $8.7 million for the three and six month periods of 2016 as a result of revenue growth and expense control initiatives, offset by lower income from manufacturer product price changes. We expect revenue and gross margin to be negatively impacted in the second half of 2016, partially offset by some favorability in operating expenses, as a result of the previously announced exit of a large customer. This is expected to reduce Domestic segment operating earnings for the remainder of the year. The International segment reported operating earnings of $0.9 million for the quarter and improved by $1.2 million to $2.0 million for the year-to-date period compared to prior year. The improvement was a result of continued cost control and improved operational efficiency. CPS operating earnings of $14.3 million and $27.5 million for the three and six month periods of 2016 both improved slightly compared to 2015, primarily due to improvements in cost control and higher sales on a year-to-date basis.
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
Acquisition-related charges were $0.7 million and $0.3 million for the three and six months ended June 30, 2016 compared to $1.8 million and $4.4 million for the same periods of 2015. The current quarter amount related primarily to costs incurred to settle certain obligations and address other on-going matters associated with the acquisitions of ArcRoyal and Medical Action which were partially offset on a year-to-date basis by the first quarter gain on the sale of property acquired with

Medical Action. Charges in 2015 consisted primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to the former owner and costs to transition information technology and other administrative functions.
Exit and realignment charges were $6.0 million and $16.9 million for the three and six months ended June 30, 2016. Charges in 2016 were associated with severance activities (including our voluntary employee separation program in the first quarter of 2016), and other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in the United States and Europe. Similar charges in 2015 totaled $3.9 million and $11.2 million in the comparable periods and also included the consolidation of distribution and logistics centers and closure of offsite warehouses. More information about these charges is provided in Note 5 of Notes to Consolidated Financial Statements included in this quarterly report.
These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Domestic	$2,345,746	$2,279,725	$66,021	2.9%
International	88,559	92,856	(4,297)	(4.6)%
CPS	134,964	135,714	(750)	(0.6)%
Inter-segment	(85,593)	(86,128)	535	(0.6)%
Net revenue	$2,483,676	$2,422,167	$61,509	2.5%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Domestic	$4,667,455	$4,529,430	$138,025	3.0%
International	172,110	188,367	(16,257)	(8.6)%
CPS	276,317	265,359	10,958	4.1%
Inter-segment	(176,413)	(169,793)	(6,620)	3.9%
Net revenue	$4,939,469	$4,813,363	$126,106	2.6%
Consolidated net revenue improved in the three and six month periods ended June 30, 2016 as a result of the increase in our Domestic segment which resulted primarily from growth with our large healthcare provider customers. An additional sales day in the first quarter of 2016 also contributed to the improvement on a year-to-date basis. Domestic segment growth rates are impacted by ongoing market trends including healthcare utilization rates. We expect revenue for the second half of 2016 to be negatively impacted by the previously announced exit of a large domestic customer. In the International segment, excluding the impact of a U.K.-based customer exit last year and the negative impact of foreign exchange, revenues improved by $1.4 million for the quarter and declined $2.9 million year-to-date. Revenue growth in CPS for the six month period benefitted from improved alignment with the sales efforts of our Domestic segment.
Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of goods sold	$2,184,256	$2,123,830	$60,426	2.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of goods sold	$4,343,413	$4,217,425	$125,988	3.0%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our kitting businesses. There is no cost of goods sold associated with our fee-for-service business. As a result of the increase in sales activity through our distribution and kitting businesses, cost of goods sold increased from prior year by $60.4 million and $126.0 million for the three and six months periods ended June 30, 2016, respectively.
Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Gross margin	$299,420	$298,337	$1,083	0.4%
As a % of net revenue	12.06%	12.32%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Gross margin	$596,056	$595,938	$118	—%
As a % of net revenue	12.07%	12.38%
The increases in gross margin for the three and six months ended June 30, 2016 compared to the prior year were largely attributable to revenue growth in the Domestic segment as described above. These benefits were offset, in part, by lower income from manufacturer product price changes, the impacts of the U.K. customer exit in July 2015 and unfavorable impacts of foreign currency translation of $0.6 million and $2.7 million for the quarter and year-to-date periods. We expect the previously announced exit of a large domestic customer in 2016 to have a negative impact on gross margin for the remainder of the year.
Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Distribution, selling and administrative expenses	$242,914	$246,958	$(4,044)	(1.6)%
As a % of net revenue	9.78%	10.20%
Other operating income, net	$(2,300)	$(2,188)	$(112)	5.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Distribution, selling and administrative expenses	$485,639	$496,652	$(11,013)	(2.2)%
As a % of net revenue	9.83%	10.32%
Other operating income, net	$(3,842)	$(5,172)	$1,330	(25.7)%
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
The decrease in DS&A expenses compared to prior year reflected the benefits of cost control initiatives, lower fuel costs and improved operational efficiency as well as favorable foreign currency translation impacts of $0.8 million and $3.0 million for the three and six months ended June 30, 2016.
The decrease in other operating income, net for the six months ended June 30, 2016 compared to 2015 was attributed primarily to changes in the fair value of derivatives and foreign currency transaction losses compared to prior year.
A discussion of acquisition-related and exit and realignment charges is included above in the Overview section.

Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense, net	$6,765	$6,680	$85	1.3%
Effective interest rate	4.81%	4.81%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense, net	$13,554	$13,560	$(6)	—%
Effective interest rate	4.80%	4.74%
Interest expense for the three and six months ended June 30, 2016 was consistent with prior year.
Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Income tax provision	$17,573	$16,954	$619	3.7%
Effective tax rate	38.8%	41.2%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2016	2015	$	%
Income tax provision	$31,619	$32,109	$(490)	(1.5)%
Effective tax rate	37.9%	42.7%
The changes in the effective tax rate compared to 2015 resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year and the deductibility of certain prior year acquisition-related charges for income tax purposes.
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

	June 30, 2016	December 31, 2015	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$138,951	$161,020	$(22,069)	(13.7)%
Accounts and notes receivable, net of allowances	$609,212	$587,935	$21,277	3.6%
Consolidated DSO (1)	21.5	21.0
Merchandise inventories	$957,972	$940,775	$17,197	1.8%
Consolidated inventory turnover (2)	9.3	9.4
Accounts payable	$775,970	$710,609	$65,361	9.2%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold for the quarter ended June 30, 2016 and year ended December 31, 2015

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2016 and 2015:

(Dollars in thousands)	2016	2015
Net cash provided by (used for):
Operating activities	$42,638	$246,790
Investing activities	(8,894)	(21,988)
Financing activities	(58,222)	(76,132)
Effect of exchange rate changes	2,409	(4,473)
Increase (decrease) in cash and cash equivalents	$(22,069)	$144,197
Cash provided by operating activities was $42.6 million in the first six months of 2016, compared to $246.8 million in the same period of 2015. The decrease in cash from operating activities for the first six months of 2016 compared to the same period in 2015 was primarily due to routine changes in working capital, including timing of payments to vendors in the prior year.
Cash used for investing activities was $8.9 million in the first six months of 2016, compared to $22.0 million in the same period of 2015. Investing activities in 2016 and 2015 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2016 was partially offset by $4.6 million in proceeds from the sale of property.
Cash used for financing activities in the first six months of 2016 was $58.2 million, compared to $76.1 million used in the same period of 2015. During the first six months of 2016, we paid dividends of $32.0 million (compared to $31.9 million in 2015), repurchased common stock under a share repurchase program for $20.8 million (compared to $7.4 million in 2015) and made no payments on our Amended Credit Agreement (compared to $33.7 million in repayments in 2015).
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at June 30, 2016, the interest rate under the credit facility is LIBOR plus 1.375%.
At June 30, 2016, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of June 30, 2016 and December 31, 2015 which supports our facilities leased in Europe.
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
In the second quarter of 2016, we paid cash dividends on our outstanding common stock at the rate of $0.255 per share, which represents a 1.0% increase over the rate of $0.2525 per share paid in the second quarter of 2015. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.

In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the first six months of 2016, we repurchased approximately 0.6 million shares for $20.8 million under this program. At June 30, 2016, the remaining amount authorized for repurchase under this program was $49.2 million.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $23.5 million and $46.0 million as of June 30, 2016 and December 31, 2015. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5.0 million in letters of credit under the revolving credit facility at June 30, 2016. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.18 per gallon in the first six months of 2016, a decrease from $2.88 per gallon in the first six months of 2015. Based on our fuel consumption in the first six months of 2016, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Through June 30, 2016, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Through June 30, 2016, we have added the following risk factor. There have been no other material changes in the risk factors described in such Annual Report.
United Kingdom's withdrawal from the European Union
Our International segment has operations throughout the European Union (the “E.U.”), including the United Kingdom (the “U.K.”). On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit”. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., and disrupt trade between the U.K. and the E.U. Given the lack of comparable precedent and recent occurrence of these events, we are monitoring the situation but it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal may affect our operations or financial performance.
The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers and suppliers to take unexpected actions. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. For the three months ended June 30, 2016, we repurchased in open-market transactions and retired $0.4 million shares of our common stock for an aggregate of $15.2 million, or an average price per share of $36.77. The following table summarizes share repurchase activity by month during the three months ended June 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2016	127,700	$37.19	127,700	$59,620,909
May 2016	119,753	$36.12	119,753	$55,292,322
June 2016	165,000	$37.22	165,000	$49,150,951
Total	412,453		412,453

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	August 3, 2016	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	August 3, 2016	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document