Form 10-Q
period 2016-09-30
OWENS & MINOR INC/VA/
filed 2016-11-02
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 28, 2016, was 61,509,219 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Net revenue	$2,415,601	$2,471,669	$7,355,069	$7,285,032
Cost of goods sold	2,119,326	2,165,315	6,462,739	6,382,740
Gross margin	296,275	306,354	892,330	902,292
Distribution, selling, and administrative expenses	241,305	246,959	726,944	743,611
Acquisition-related and exit and realignment charges	2,739	6,134	19,974	21,757
Other operating income, net	(1,337)	(311)	(5,179)	(5,484)
Operating earnings	53,568	53,572	150,591	142,408
Interest expense, net	6,770	6,744	20,324	20,305
Income before income taxes	46,798	46,828	130,267	122,103
Income tax provision	16,967	18,652	48,585	50,761
Net income	$29,831	$28,176	$81,682	$71,342
Net income per common share:
Basic	$0.48	$0.45	$1.32	$1.14
Diluted	$0.48	$0.45	$1.32	$1.14
Cash dividends per common share	$0.255	$0.2525	$0.765	$0.7575

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$29,831	$28,176	$81,682	$71,342
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2016 and 2015)	1,401	2,054	2,443	(19,281)
Change in unrecognized net periodic pension costs (net of income tax of $194 and $532 in 2016 and $117 and $402 in 2015)	218	284	701	802
Other (net of income tax of $0 in 2016 and 2015)	82	(105)	119	(75)
Total other comprehensive income (loss), net of tax	1,701	2,233	3,263	(18,554)
Comprehensive income	$31,532	$30,409	$84,945	$52,788

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2016	2015
Assets
Current assets
Cash and cash equivalents	$213,096	$161,020
Accounts and notes receivable, net of allowances of $12,927 and $13,177	579,031	587,935
Merchandise inventories	944,897	940,775
Other current assets	283,753	284,970
Total current assets	2,020,777	1,974,700
Property and equipment, net of accumulated depreciation of $202,535 and $189,105	198,780	208,930
Goodwill, net	418,095	419,619
Intangible assets, net	86,982	95,250
Other assets, net	69,998	75,277
Total assets	$2,794,632	$2,773,776
Liabilities and equity
Current liabilities
Accounts payable	$768,570	$710,609
Accrued payroll and related liabilities	41,424	45,907
Other current liabilities	283,831	307,073
Total current liabilities	1,093,825	1,063,589
Long-term debt, excluding current portion	566,474	568,495
Deferred income taxes	83,553	86,326
Other liabilities	64,097	62,776
Total liabilities	1,807,949	1,781,186
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 61,699 shares and 62,803 shares	123,398	125,606
Paid-in capital	216,866	211,943
Retained earnings	694,981	706,866
Accumulated other comprehensive loss	(48,562)	(51,825)
Total equity	986,683	992,590
Total liabilities and equity	$2,794,632	$2,773,776

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Operating activities:
Net income	$81,682	$71,342
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	42,182	51,871
Share-based compensation expense	8,934	7,611
Provision for losses on accounts and notes receivable	(216)	(182)
Deferred income tax (benefit) expense	(3,233)	3,643
Changes in operating assets and liabilities:
Accounts and notes receivable	5,023	(13,758)
Merchandise inventories	(5,066)	(25,339)
Accounts payable	58,742	83,434
Net change in other assets and liabilities	(44,903)	25,890
Other, net	686	1,526
Cash provided by operating activities	143,831	206,038
Investing activities:
Additions to property and equipment	(13,682)	(15,321)
Additions to computer software and intangible assets	(7,081)	(16,876)
Proceeds from sale of property and equipment	4,497	119
Cash used for investing activities	(16,266)	(32,078)
Financing activities:
Change in bank overdraft	21,753	—
Repayment of revolving credit facility	—	(33,700)
Cash dividends paid	(47,802)	(47,780)
Repurchases of common stock	(48,654)	(15,821)
Excess tax benefits related to share-based compensation	680	521
Other, net	(8,118)	(6,296)
Cash used for financing activities	(82,141)	(103,076)
Effect of exchange rate changes on cash and cash equivalents	6,652	(2,411)
Net increase (decrease) in cash and cash equivalents	52,076	68,473
Cash and cash equivalents at beginning of period	161,020	56,772
Cash and cash equivalents at end of period	$213,096	$125,245
Supplemental disclosure of cash flow information:
Income taxes paid, net	$57,996	$38,709
Interest paid	$20,023	$20,195

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$990,838
Net income				71,342		71,342
Other comprehensive loss					(18,554)	(18,554)
Dividends declared ($0.7575 per share)				(47,648)		(47,648)
Shares repurchased and retired	(469)	(938)		(14,882)		(15,820)
Share-based compensation expense, exercises and other	331	661	5,282			5,943
Balance September 30, 2015	62,932	$125,863	$208,216	$694,577	$(42,555)	$986,101

Balance December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				81,682		81,682
Other comprehensive income					3,263	3,263
Dividends declared ($0.765 per share)				(47,671)		(47,671)
Shares repurchased and retired	(1,378)	(2,757)		(45,896)		(48,653)
Share-based compensation expense, exercises and other	274	549	4,923			5,472
Balance September 30, 2016	61,699	$123,398	$216,866	$694,981	$(48,562)	$986,683

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
Note 3—Financing Receivables and Payables
At September 30, 2016 and December 31, 2015, we had financing receivables of $190.7 million and $198.5 million and related payables of $98.4 million and $148.5 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
In connection with our new three segment structure, goodwill has been reallocated based on the relative fair value of the underlying reporting units. We performed an interim impairment analysis in the first quarter of 2016 as a result of this change and noted no impairment. The following table summarizes the changes in the carrying amount of goodwill through September 30, 2016:

	Domestic	International	CPS	Consolidated
Carrying amount of goodwill, December 31, 2015	$180,006	$23,426	$216,187	$419,619
Currency translation adjustments	—	(2,022)	498	(1,524)
Carrying amount of goodwill, September 30, 2016	$180,006	$21,404	$216,685	$418,095

Intangible assets at September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$120,999	$3,910	$121,888	$4,621
Accumulated amortization	(36,125)	(1,802)	(29,872)	(1,387)
Net intangible assets	$84,874	$2,108	$92,016	$3,234
At September 30, 2016, $12.2 million in net intangible assets were held in the Domestic segment, $12.0 million were held in the International segment and $62.8 million were held in the CPS segment. Amortization expense for intangible assets was $2.2 million and $2.4 million for the three months ended September 30, 2016 and 2015 and $6.6 million and $7.2 million for the nine months ended September 30, 2016 and 2015.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $2.7 million for the remainder of 2016, $9.7 million for 2017, $9.1 million for 2018, $9.0 million for 2019, $8.9 million for 2020 and $8.5 million for 2021.
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
Exit and realignment charges by segment for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic segment	$1,224	$1,582	$14,194	$4,096
International segment	457	3,217	3,284	12,135
CPS segment	465	—	1,574	—
Total exit and realignment charges	$2,146	$4,799	$19,052	$16,231

For the three and nine months ended September 30, 2016, $0.4 million and $11.6 million in charges were associated with our voluntary employee separation program and other severance activities. The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2016 and 2015:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2015	$486	$1,840	$2,326
Provision for exit and realignment activities	—	9,895	9,895
Cash payments, net of sublease income	(486)	(1,287)	(1,773)
Accrued exit and realignment costs, March 31, 2016	—	10,448	10,448
Provision for exit and realignment activities	—	1,254	1,254
Cash payments, net of sublease income	—	(7,087)	(7,087)
Accrued exit and realignment costs, June 30, 2016	—	4,615	4,615
Provision for exit and realignment activities	—	725	725
Change in Estimate	—	(268)	(268)
Cash payments, net of sublease income	—	(2,066)	(2,066)
Accrued exit and realignment costs, September 30, 2016	$—	$3,006	$3,006

Accrued exit and realignment costs, December 31, 2014	$3,575	$2,887	$6,462
Provision for exit and realignment activities	256	142	398
Cash payments, net of sublease income	(385)	(873)	(1,258)
Accrued exit and realignment costs, March 31, 2015	3,446	2,156	5,602
Provision for exit and realignment activities	572	392	964
Cash payments, net of sublease income	(349)	(1,171)	(1,520)
Accrued exit and realignment costs, June 30, 2015	$3,669	$1,377	$5,046
Provision for exit and realignment activities	—	1,033	1,033
Cash payments, net of sublease income	(446)	(285)	(731)
Accrued exit and realignment costs, September 30, 2015	$3,223	$2,125	$5,348
In addition to the exit and realignment accruals in the preceding table, we also incurred $1.7 million of costs that were expensed as incurred for the three months ended September 30, 2016, including $0.7 million in other facility costs, $0.5 million in labor costs, $0.4 million in information systems costs, and $0.1 million in other costs. For the nine months ended September 30, 2016, we recognized $7.4 million of costs that were expensed as incurred, including $3.6 million in consulting costs, $1.8 million in information system costs, $0.7 million in other facility costs, $0.5 million in labor costs, and $0.8 million in other costs.
In the three months ended September 30, 2015, we also incurred $3.8 million of costs that were expensed as incurred, including $1.2 million in information system costs, $1.0 million in labor costs, $0.5 million in professional fees, $0.4 million in other facility costs and asset write-downs, $0.3 million in accelerated amortization on an information system that has been replaced, and $0.4 million in other costs. For the nine months ended September 30, 2015, we also incurred $13.8 million of costs that were expensed as incurred, including $4.5 million in accelerated amortization on an information system that has been replaced, $3.0 million in other facility costs and asset write-downs, $2.5 million in labor costs, $2.2 million in information systems costs, $0.5 million in professional fees, and $1.1 million in other costs.

Note 6—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and nine months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$27	$32	$70	$97
Interest cost	508	464	1,523	1,393
Recognized net actuarial loss	412	401	1,236	1,203
Net periodic benefit cost	$947	$897	$2,829	$2,693
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million for the three months ended September 30, 2016 and 2015 and $1.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015.
Note 7—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of September 30, 2016 and December 31, 2015, the estimated fair value of the 2021 Notes was $284.5 million and $273.7 million and the estimated fair value of the 2024 Notes was $284.4 million and $272.8 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at September 30, 2016, the interest rate under the credit facility is LIBOR plus 1.375%.
At September 30, 2016, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of September 30, 2016 and December 31, 2015, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2016.
Note 8—Derivatives
When deemed appropriate, we use derivatives, primarily forward contracts, as a risk management tool to mitigate the potential impact of foreign currency exchange risk. At September 30, 2016, we did not have any derivatives outstanding. The total notional values of our foreign currency derivatives as of December 31, 2015 was $2.0 million. In 2016 and 2015, we did not have any derivatives designated as hedging instruments and all gains and losses resulting from changes in the fair value of derivative instruments were immediately recognized into earnings. At December 31, 2015, the fair value of our foreign currency contracts included in other assets on the consolidated balance sheet was $0.4 million. There was no impact from changes in the fair value of these foreign currency derivatives included in other operating expense for the three months ended September 30, 2016. The impact from changes in the fair value of these foreign currency derivatives included in other operating expense was $0.4 million for the nine months ended September 30, 2016. The impact from changes in the fair value of these foreign currency derivatives included in other operating expense was $0.3 million and $0.1 million for the three and nine months ended September 30, 2015. We consider the risk of counterparty default to be minimal.

Note 9—Income Taxes
The effective tax rate was 36.3% and 37.3% for the three and nine months ended September 30, 2016, compared to 39.8% and 41.6% in the same periods of 2015. The change in rate resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year and the deductibility of certain prior year acquisition-related charges for income tax purposes. The liability for unrecognized tax benefits was $9.6 million at September 30, 2016, and $7.7 million at December 31, 2015. Included in the liability at September 30, 2016 were $4.6 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 10—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income	$29,831	$28,176	$81,682	$71,342
Less: income allocated to unvested restricted shares	(291)	(262)	(855)	(620)
Net income attributable to common shareholders - basic	29,540	27,914	80,827	70,722
Add: undistributed income attributable to unvested restricted shares - basic	80	67	216	129
Less: undistributed income attributable to unvested restricted shares - diluted	(80)	(67)	(216)	(129)
Net income attributable to common shareholders - diluted	$29,540	$27,914	$80,827	$70,722
Denominator:
Weighted average shares outstanding - basic	61,015	61,998	61,405	62,204
Dilutive shares - stock options	—	—	—	1
Weighted average shares outstanding - diluted	61,015	61,998	61,405	62,205
Net income per share attributable to common shareholders:
Basic	$0.48	$0.45	$1.32	$1.14
Diluted	$0.48	$0.45	$1.32	$1.14
Note 11—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plans and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the nine months ended September 30, 2016, we repurchased in open-market transactions and retired approximately 1.4 million shares of our common stock for an aggregate of $48.7 million, or an average price per share of $35.29. As of September 30, 2016, we have approximately $21.3 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.
In October 2016, our Board of Directors authorized a new share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The new authorization will take effect upon the earlier of the completion of the existing authorization, or its expiration. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time.

Note 12—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2016 and 2015:

	Retirement Plans		Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), June 30, 2016	$(9,999)		$(40,186)	$(78)	$(50,263)
Other comprehensive income (loss) before reclassifications	—		1,401	82	1,483
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		1,401	82	1,483
Amounts reclassified from accumulated other comprehensive income (loss)	412		—	—	412
Income tax	(194)		—	—	(194)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	218	—	—	—	218
Other comprehensive income (loss)	218		1,401	82	1,701
Accumulated other comprehensive income (loss), September 30, 2016	$(9,781)		$(38,785)	$4	$(48,562)

Accumulated other comprehensive income (loss), June 30, 2015	$(9,805)		$(34,982)	$(1)	$(44,788)
Other comprehensive income (loss) before reclassifications	—		2,054	(105)	1,949
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		2,054	(105)	1,949
Amounts reclassified from accumulated other comprehensive income (loss)	401		—	—	401
Income tax	(117)		—	—	(117)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	284		—	—	284
Other comprehensive income (loss)	284		2,054	(105)	2,233
Accumulated other comprehensive income (loss), September 30, 2015	$(9,521)		$(32,928)	$(106)	$(42,555)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	—	2,443	119	2,562
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	2,443	119	2,562
Amounts reclassified from accumulated other comprehensive income (loss)	1,233	—	—	1,233
Income tax	(532)	—	—	(532)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	701	—	—	701
Other comprehensive income (loss)	701	2,443	119	3,263
Accumulated other comprehensive income (loss), September 30, 2016	$(9,781)	$(38,785)	$4	$(48,562)

Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	—	(19,281)	(75)	(19,356)
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	(19,281)	(75)	(19,356)
Amounts reclassified from accumulated other comprehensive income (loss)	1,204	—	—	1,204
Income tax	(402)	—	—	(402)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	802	—	—	802
Other comprehensive income (loss)	802	(19,281)	(75)	(18,554)
Accumulated other comprehensive income (loss), September 30, 2015	$(9,521)	$(32,928)	$(106)	$(42,555)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three months ended September 30, 2016 and 2015, we reclassified $0.4 million of actuarial net losses. For the nine months ended September 30, 2016 and 2015, we reclassified $1.2 million of actuarial net losses.
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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue:
Segment net revenue
Domestic	$2,287,233	$2,321,301	$6,954,687	$6,850,731
International	83,751	92,777	255,861	281,144
CPS	132,705	143,866	409,022	409,225
Total segment net revenue	$2,503,689	$2,557,944	$7,619,570	$7,541,100
Inter-segment revenue
CPS	(88,088)	(86,275)	(264,501)	(256,068)
Total inter-segment revenue	(88,088)	(86,275)	(264,501)	(256,068)
Consolidated net revenue	$2,415,601	$2,471,669	$7,355,069	$7,285,032

Operating earnings (loss):
Domestic	$41,034	$41,979	$126,202	$118,478
International	1,382	1,649	3,402	2,492
CPS	14,340	16,604	41,866	43,636
Inter-segment eliminations	(449)	(526)	(905)	(441)
Acquisition-related and exit and realignment charges (1)	(2,739)	(6,134)	(19,974)	(21,757)
Consolidated operating earnings	$53,568	$53,572	$150,591	$142,408

Depreciation and amortization:
Domestic	$7,360	$8,621	$22,399	$26,592
International	4,259	4,792	13,125	14,430
CPS	2,218	2,034	6,658	6,375
Consolidated depreciation and amortization	$13,837	$15,447	$42,182	$47,397

Capital expenditures:
Domestic	$3,071	$2,041	$10,274	$13,399
International	3,223	7,235	8,053	18,025
CPS	1,009	96	2,436	773
Consolidated capital expenditures	$7,303	$9,372	$20,763	$32,197

	September 30, 2016	December 31, 2015
Total assets:
Domestic	$1,677,898	$1,728,345
International	460,616	464,003
CPS	443,022	420,408
Segment assets	2,581,536	2,612,756
Cash and cash equivalents	213,096	161,020
Consolidated total assets	$2,794,632	$2,773,776
(1) The three and nine months ended September 30, 2015 include $0.3 million and $4.5 million, respectively in accelerated amortization related to an information system that has been replaced in the International segment.

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

Three Months Ended September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,287,335	$168,216	$(39,950)	$2,415,601
Cost of goods sold	—	2,070,639	89,192	(40,505)	2,119,326
Gross margin	—	216,696	79,024	555	296,275
Distribution, selling and administrative expenses	(52)	169,451	71,906	—	241,305
Acquisition-related and exit and realignment charges	—	2,237	502		2,739
Other operating income, net	—	(1,205)	(132)	—	(1,337)
Operating earnings (loss)	52	46,213	6,748	555	53,568
Interest expense (income), net	7,403	(1,345)	712	—	6,770
Income (loss) before income taxes	(7,351)	47,558	6,036	555	46,798
Income tax (benefit) provision	—	14,131	2,836	—	16,967
Equity in earnings of subsidiaries	37,182	—	—	(37,182)	—
Net income (loss)	29,831	33,427	3,200	(36,627)	29,831
Other comprehensive income (loss)	1,701	299	1,402	(1,701)	1,701
Comprehensive income (loss)	$31,532	$33,726	$4,602	$(38,328)	$31,532

Three Months Ended September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,321,301	$194,659	$(44,291)	$2,471,669
Cost of goods sold	—	2,106,623	102,923	(44,231)	2,165,315
Gross margin	—	214,678	91,736	(60)	306,354
Distribution, selling and administrative expenses	27	171,336	75,596	—	246,959
Acquisition-related and exit and realignment charges	—	1,980	4,154	—	6,134
Other operating income, net	—	(28)	(283)	—	(311)
Operating earnings (loss)	(27)	41,390	12,269	(60)	53,572
Interest expense (income), net	7,257	(1,235)	722	—	6,744
Income (loss) before income taxes	(7,284)	42,625	11,547	(60)	46,828
Income tax (benefit) provision	—	10,927	7,725	—	18,652
Equity in earnings of subsidiaries	35,460	—	—	(35,460)	—
Net income (loss)	28,176	31,698	3,822	(35,520)	28,176
Other comprehensive income (loss)	2,233	179	2,054	(2,233)	2,233
Comprehensive income (loss)	$30,409	$31,877	$5,876	$(37,753)	$30,409

Nine Months Ended September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,954,983	$516,131	$(116,045)	$7,355,069
Cost of goods sold	—	6,305,489	273,927	(116,677)	6,462,739
Gross margin	—	649,494	242,204	632	892,330
Distribution, selling and administrative expenses	838	504,984	221,122	—	726,944
Acquisition-related and exit and realignment charges	—	15,888	4,086	—	19,974
Other operating income, net	—	(3,952)	(1,227)	—	(5,179)
Operating earnings (loss)	(838)	132,574	18,223	632	150,591
Interest expense (income), net	21,134	(2,808)	1,998	—	20,324
Income (loss) before income taxes	(21,972)	135,382	16,225	632	130,267
Income tax (benefit) provision	—	40,237	8,348	—	48,585
Equity in earnings of subsidiaries	103,654	—	—	(103,654)	—
Net income (loss)	81,682	95,145	7,877	(103,022)	81,682
Other comprehensive income (loss)	3,263	821	2,442	(3,263)	3,263
Comprehensive income (loss)	$84,945	$95,966	$10,319	$(106,285)	$84,945

Nine Months Ended September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,850,731	$554,862	$(120,561)	$7,285,032
Cost of goods sold	—	6,204,950	298,530	(120,740)	6,382,740
Gross margin	—	645,781	256,332	179	902,292
Distribution, selling and administrative expenses	696	510,269	232,646	—	743,611
Acquisition-related and exit and realignment charges	—	5,813	15,944	—	21,757
Other operating income, net	—	(2,360)	(3,124)	—	(5,484)
Operating earnings (loss)	(696)	132,059	10,866	179	142,408
Interest expense (income), net	20,142	(654)	817	—	20,305
Income (loss) before income taxes	(20,838)	132,713	10,049	179	122,103
Income tax (benefit) provision	(773)	42,683	8,851	—	50,761
Equity in earnings of subsidiaries	91,407	—	—	(91,407)	—
Net income (loss)	71,342	90,030	1,198	(91,228)	71,342
Other comprehensive income (loss)	(18,554)	726	(19,280)	18,554	(18,554)
Comprehensive income (loss)	$52,788	$90,756	$(18,082)	$(72,674)	$52,788

September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$156,484	$20,001	$36,611	$—	$213,096
Accounts and notes receivable, net	—	493,650	95,000	(9,619)	579,031
Merchandise inventories	—	886,894	59,758	(1,755)	944,897
Other current assets	73	81,341	202,339	—	283,753
Total current assets	156,557	1,481,886	393,708	(11,374)	2,020,777
Property and equipment, net	—	98,570	100,210	—	198,780
Goodwill, net	—	180,006	238,089	—	418,095
Intangible assets, net	—	12,174	74,808	—	86,982
Due from O&M and subsidiaries	—	671,236	—	(671,236)	—
Advances to and investment in consolidated subsidiaries	2,048,858	—	—	(2,048,858)	—
Other assets, net	—	52,287	17,711	—	69,998
Total assets	$2,205,415	$2,496,159	$824,526	$(2,731,468)	$2,794,632
Liabilities and equity
Current liabilities
Accounts payable	$—	$717,969	$59,834	$(9,233)	$768,570
Accrued payroll and related liabilities	—	31,562	9,862	—	41,424
Other current liabilities	9,170	119,756	154,905	—	283,831
Total current liabilities	9,170	869,287	224,601	(9,233)	1,093,825
Long-term debt, excluding current portion	544,624	3,577	18,273	—	566,474
Due to O&M and subsidiaries	664,938	—	59,328	(724,266)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	61,704	21,849	—	83,553
Other liabilities	—	57,832	6,265	—	64,097
Total liabilities	1,218,732	1,131,290	330,316	(872,389)	1,807,949
Equity
Common stock	123,398	—	—	—	123,398
Paid-in capital	216,866	174,612	583,867	(758,479)	216,866
Retained earnings (deficit)	694,981	1,199,932	(50,770)	(1,149,162)	694,981
Accumulated other comprehensive income (loss)	(48,562)	(9,675)	(38,887)	48,562	(48,562)
Total equity	986,683	1,364,869	494,210	(1,859,079)	986,683
Total liabilities and equity	$2,205,415	$2,496,159	$824,526	$(2,731,468)	$2,794,632

December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$103,284	$5,614	$52,122	$—	$161,020
Accounts and notes receivable, net	—	507,673	89,895	(9,633)	587,935
Merchandise inventories	—	883,232	59,930	(2,387)	940,775
Other current assets	104	72,683	212,183	—	284,970
Total current assets	103,388	1,469,202	414,130	(12,020)	1,974,700
Property and equipment, net	—	103,219	105,711	—	208,930
Goodwill, net	—	180,006	239,613	—	419,619
Intangible assets, net	—	13,731	81,519	—	95,250
Due from O&M and subsidiaries	—	518,473	—	(518,473)	—
Advances to and investments in consolidated subsidiaries	1,967,176	—	—	(1,967,176)	—
Other assets, net	—	57,409	17,868	—	75,277
Total assets	$2,070,564	$2,342,040	$858,841	$(2,497,669)	$2,773,776
Liabilities and equity
Current liabilities
Accounts payable	$—	$662,909	$56,073	$(8,373)	$710,609
Accrued payroll and related liabilities	—	32,094	13,813	—	45,907
Other current liabilities	6,924	109,137	191,012	—	307,073
Total current liabilities	6,924	804,140	260,898	(8,373)	1,063,589
Long-term debt, excluding current portion	543,982	4,527	19,986	—	568,495
Due to O&M and subsidiaries	527,068	—	70,089	(597,157)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	67,562	18,764	—	86,326
Other liabilities	—	57,573	5,203	—	62,776
Total liabilities	1,077,974	1,072,692	374,940	(744,420)	1,781,186
Equity					—
Common stock	125,606	—	—	—	125,606
Paid-in capital	211,943	174,612	583,873	(758,485)	211,943
Retained earnings (deficit)	706,866	1,104,787	(58,648)	(1,046,139)	706,866
Accumulated other comprehensive income (loss)	(51,825)	(10,051)	(41,324)	51,375	(51,825)
Total equity	992,590	1,269,348	483,901	(1,753,249)	992,590
Total liabilities and equity	$2,070,564	$2,342,040	$858,841	$(2,497,669)	$2,773,776

Nine Months Ended September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$81,682	$95,145	$7,877	$(103,022)	$81,682
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(103,654)	—	—	103,654	—
Depreciation and amortization	—	22,497	19,685	—	42,182
Share-based compensation expense	—	8,934	—	—	8,934
Provision for losses on accounts and notes receivable	—	(84)	(132)	—	(216)
Deferred income tax expense (benefit)	—	(3,233)	—	—	(3,233)
Changes in operating assets and liabilities:
Accounts and notes receivable	—	14,107	(9,385)	301	5,023
Merchandise inventories	—	(3,662)	(771)	(633)	(5,066)
Accounts payable	—	55,060	3,982	(300)	58,742
Net change in other assets and liabilities	2,277	(512)	(46,668)	—	(44,903)
Other, net	641	319	(274)	—	686
Cash provided by (used for) operating activities	(19,054)	188,571	(25,686)	—	143,831
Investing activities:
Additions to property and equipment	—	(7,337)	(6,345)	—	(13,682)
Additions to computer software and intangible assets	—	(2,937)	(4,144)	—	(7,081)
Proceeds from the sale of property and equipment	—	78	4,419	—	4,497
Cash used for investing activities	—	(10,196)	(6,070)	—	(16,266)
Financing activities:
Change in intercompany advances	172,057	(162,206)	(9,851)	—	—
Change in bank overdraft	—	—	21,753	—	21,753
Cash dividends paid	(47,802)	—	—	—	(47,802)
Repurchases of common stock	(48,654)	—	—	—	(48,654)
Excess tax benefits related to share-based compensation	680	—	—	—	680
Other, net	(4,027)	(1,782)	(2,309)	—	(8,118)
Cash provided by (used for) financing activities	72,254	(163,988)	9,593	—	(82,141)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,652	—	6,652
Net increase (decrease) in cash and cash equivalents	53,200	14,387	(15,511)	—	52,076
Cash and cash equivalents at beginning of period	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of period	$156,484	$20,001	$36,611	$—	$213,096

Nine months ended September 30, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$71,342	$90,030	$1,198	$(91,228)	$71,342
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(91,407)	—	—	91,407	—
Depreciation and amortization	—	26,653	25,218	—	51,871
Share-based compensation expense	—	7,611	—	—	7,611
Provision for losses on accounts and notes receivable	—	(36)	(146)	—	(182)
Deferred income tax expense (benefit)	—	2,957	686	—	3,643
Changes in operating assets and liabilities:
Accounts and notes receivable	—	14,416	(33,212)	5,038	(13,758)
Merchandise inventories	—	(22,618)	(5,203)	2,482	(25,339)
Accounts payable	—	76,841	12,046	(5,453)	83,434
Net change in other assets and liabilities	847	26,282	1,007	(2,246)	25,890
Other, net	641	740	145	—	1,526
Cash provided by (used for) operating activities	(18,577)	222,876	1,739	—	206,038
Investing activities:
Additions to property and equipment	—	(10,728)	(4,593)	—	(15,321)
Additions to computer software and intangible assets	—	(1,670)	(15,206)	—	(16,876)
Proceeds from the sale of property and equipment	—	82	37	—	119
Cash used for investing activities	—	(12,316)	(19,762)	—	(32,078)
Financing activities:
Change in intercompany advances	143,872	(160,123)	16,251	—	—
Change in bank overdraft	—	—	—	—	—
Repayment of revolving credit facility	—	(33,700)	—	—	(33,700)
Cash dividends paid	(47,780)	—	—	—	(47,780)
Repurchases of common stock	(15,821)	—	—	—	(15,821)
Excess tax benefits related to share-based compensation	521	—	—	—	521
Other, net	(2,039)	(1,881)	(2,376)	—	(6,296)
Cash provided by (used for) financing activities	78,753	(195,704)	13,875	—	(103,076)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,411)	—	(2,411)
Net increase (decrease) in cash and cash equivalents	60,176	14,856	(6,559)	—	68,473
Cash and cash equivalents at beginning of period	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of period	$82,189	$18,768	$24,288	$—	$125,245

Note 15—Recent Accounting Pronouncements
On January 1, 2016, we adopted ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that our $3.6 million in debt issuance costs at September 30, 2016 related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result of this adoption, we have also presented $4.1 million in debt issuance costs from our December 31, 2015 balance sheet in a manner that conforms to the new presentation. The adoption of this standard did not affect our results of operations or cash flows in either the current or prior interim or annual periods.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2016	2015	2016	2015
Operating earnings, as reported (GAAP)	$53,568	$53,572	$150,591	$142,408
Acquisition-related and exit and realignment charges	2,739	6,134	19,974	21,757
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$56,307	$59,706	$170,565	$164,165

Net income, as reported (GAAP)	$29,831	$28,176	$81,682	$71,342
Acquisition-related and exit and realignment charges	2,739	6,134	19,974	21,757
Income tax expense (benefit)	(1,015)	(755)	(6,615)	(2,916)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$31,555	$33,555	$95,041	$90,183

Net income per diluted common share, as reported (GAAP)	$0.48	$0.45	$1.32	$1.14
Acquisition-related and exit and realignment charges, per diluted common share	0.03	0.09	0.21	0.30
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.51	$0.54	$1.53	$1.44
Net income per diluted share was $0.48 and $1.32 for the three and nine months ended September 30, 2016, an improvement of $0.03 and $0.18 when compared to the same periods of 2015. Adjusted EPS (non-GAAP) was $0.51 and $1.53 for the three and nine months ended September 30, 2016, a decline of $0.03 for the quarter and a year-to-date improvement of $0.09 compared to prior year. Domestic segment operating earnings were $41.0 million and $126.2 million for the three and nine month periods ended September 30, 2016, compared to $42.0 million and $118.5 million for the same periods of 2015. Results for the quarter were negatively impacted by the previously announced exit of a large customer and lower income from manufacturer product price changes compared to prior year, partially offset by reduced operating expenses. Revenue growth during the first half of the year and expense control initiatives contributed to the increased earnings on a year-to-date basis. We expect revenue and gross margin to continue to be negatively impacted by this customer exit as well as other competitive dynamics in the fourth quarter of 2016 and into next year. The International segment reported operating earnings of $1.4 million for the quarter and improved by $0.9 million to $3.4 million for the year-to-date period compared to prior year. The improvement was a result of continued cost control and improved operational efficiency. CPS operating earnings of $14.3 million and $41.9 million for the three and nine month periods of 2016 declined compared to prior year by $2.3 million and $1.8 million, respectively, as a result of lower revenues compared to prior year.
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
Acquisition-related charges were $0.6 million and $0.9 million for the three and nine months ended September 30, 2016 compared to $1.3 million and $5.7 million for the same periods of 2015. The current quarter amount related primarily to costs incurred to settle certain obligations and address other on-going matters associated with the acquisitions of ArcRoyal and Medical Action which were partially offset on a year-to-date basis by the first quarter gain on the sale of property acquired with

Medical Action. Charges in 2015 consisted primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to the former owner and costs to transition information technology and other administrative functions.
Exit and realignment charges were $2.1 million and $19.1 million for the three and nine months ended September 30, 2016. Charges in the third quarter and year-to-date periods of 2016 were associated with severance activities (including our voluntary employee separation program in the first quarter of 2016), and other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in the United States and Europe. Similar charges in 2015 totaled $4.8 million and $16.1 million in the comparable periods and also included the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe. More information about these charges is provided in Note 5 of Notes to Consolidated Financial Statements included in this quarterly report.
These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Domestic	$2,287,233	$2,321,301	$(34,068)	(1.5)%
International	83,751	92,777	(9,026)	(9.7)%
CPS	132,705	143,866	(11,161)	(7.8)%
Inter-segment	(88,088)	(86,275)	(1,813)	2.1%
Net revenue	$2,415,601	$2,471,669	$(56,068)	(2.3)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Domestic	$6,954,687	$6,850,731	$103,956	1.5%
International	255,861	281,144	(25,283)	(9.0)%
CPS	409,022	409,225	(203)	—%
Inter-segment	(264,501)	(256,068)	(8,433)	3.3%
Net revenue	$7,355,069	$7,285,032	$70,037	1.0%
Consolidated net revenue declined in the third quarter of 2016 primarily as a result of the previously announced exit of a large domestic customer and unfavorable foreign exchange impacts. We expect revenue for the fourth quarter of 2016 to be negatively impacted by this customer exit as well. On a year-to-date basis, growth with our other large healthcare provider customers and an additional sales day in the first quarter of 2016 contributed to the improvement compared to 2015. In the International segment, excluding the impact of a U.K.-based customer exit last year and the negative impact of foreign exchange, revenues declined by $0.9 million for the quarter and $3.8 million year-to-date. CPS revenue for the quarter was impacted by temporary production challenges in capacity and workforce availability but was relatively consistent on a year-to-date basis compared to 2015.

Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of goods sold	$2,119,326	$2,165,315	$(45,989)	(2.1)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Cost of goods sold	$6,462,739	$6,382,740	$79,999	1.3%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our kitting businesses. There is no cost of goods sold associated with our fee-for-service business. As a result of the factors discussed above which impacted sales activity through our distribution and kitting businesses, cost of goods sold decreased from prior year by $46.0 million and increased $80.0 million for the three and nine month periods ended September 30, 2016, respectively.
Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Gross margin	$296,275	$306,354	$(10,079)	(3.3)%
As a % of net revenue	12.27%	12.39%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Gross margin	$892,330	$902,292	$(9,962)	(1.1)%
As a % of net revenue	12.13%	12.39%
The decreases in gross margin compared to the prior year were largely attributable to lower income from manufacturer product price changes, the previously announced exit of a large domestic customer in September 2016 and the unfavorable impact of foreign currency translation of $3.9 million for the quarter and $6.6 million year-to-date. The exit of a U.K.-based customer in July 2015 also negatively impacted the year-to-date comparison. These impacts were partially offset by increased margin due to revenue growth from other large customer accounts. With increasing customer cost pressures and competitive dynamics in healthcare, we believe that we will experience increased gross margin pressure in the fourth quarter and next year.
Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Distribution, selling and administrative expenses	$241,305	$246,959	$(5,654)	(2.3)%
As a % of net revenue	9.99%	9.99%
Other operating income, net	$(1,337)	$(311)	$(1,026)	329.9%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Distribution, selling and administrative expenses	$726,944	$743,611	$(16,667)	(2.2)%
As a % of net revenue	9.88%	10.21%
Other operating income, net	$(5,179)	$(5,484)	$305	(5.6)%

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
The decrease in DS&A expenses compared to prior year reflected the decreased sales activity in the quarter, benefits of cost control initiatives, lower fuel costs and improved operational efficiency as well as favorable foreign currency translation impacts of $3.9 million and $6.9 million for the three and nine months ended September 30, 2016.
The increase in other operating income, net for the three months ended September 30, 2016 compared to 2015 was attributed primarily to an expense for the settlement of a legal matter in the prior year which did not re-occur in the current period.
A discussion of acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense, net	$6,770	$6,744	$26	0.4%
Effective interest rate	4.76%	4.62%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Interest expense, net	$20,324	$20,305	$19	0.1%
Effective interest rate	4.79%	4.72%
Interest expense for the three and nine months ended September 30, 2016 was consistent with prior year.
Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Income tax provision	$16,967	$18,652	$(1,685)	(9.0)%
Effective tax rate	36.3%	39.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2016	2015	$	%
Income tax provision	$48,585	$50,761	$(2,176)	(4.3)%
Effective tax rate	37.3%	41.6%
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

	September 30, 2016	December 31, 2015	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$213,096	$161,020	$52,076	32.3%
Accounts and notes receivable, net of allowances	$579,031	$587,935	$(8,904)	(1.5)%
Consolidated DSO (1)	21.1	21.0
Merchandise inventories	$944,897	$940,775	$4,122	0.4%
Consolidated inventory turnover (2)	8.9	9.4
Accounts payable	$768,570	$710,609	$57,961	8.2%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold for the quarter ended September 30, 2016 and year ended December 31, 2015
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015:

(Dollars in thousands)	2016	2015
Net cash provided by (used for):
Operating activities	$143,831	$206,038
Investing activities	(16,266)	(32,078)
Financing activities	(82,141)	(103,076)
Effect of exchange rate changes	6,652	(2,411)
Increase (decrease) in cash and cash equivalents	$52,076	$68,473
Cash provided by operating activities was $143.8 million in the first nine months of 2016, compared to $206.0 million in the same period of 2015. The decrease in cash from operating activities for the first nine months of 2016 compared to the same period in 2015 was primarily due to changes in working capital, including the effects of the customer exit in the quarter, and timing of payments to vendors in the prior year.
Cash used for investing activities was $16.3 million in the first nine months of 2016, compared to $32.1 million in the same period of 2015. Investing activities in 2016 and 2015 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2016 was partially offset by $4.5 million in proceeds from the sale of property.
Cash used for financing activities in the first nine months of 2016 was $82.1 million, compared to $103.0 million used in the same period of 2015. During the first nine months of 2016, we paid dividends of $47.8 million (compared to $47.8 million in 2015), repurchased common stock under a share repurchase program for $48.7 million (compared to $15.8 million in 2015) and made no payments on our Amended Credit Agreement (compared to $33.7 million in repayments in 2015). Financing activities in the current period also included $21.8 million in a bank overdraft related to timing of payments and collections in our order-to-cash business at September 30, 2016.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at September 30, 2016, the interest rate under the credit facility is LIBOR plus 1.375%.
At September 30, 2016, we had no borrowings and letters of credit of approximately $5.0 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.2 million letter of credit outstanding as of September 30, 2016 and December 31, 2015 which supports our facilities leased in Europe.
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
In the third quarter of 2016, we paid cash dividends on our outstanding common stock at the rate of $0.255 per share, which represents a 1.0% increase over the rate of $0.2525 per share paid in the third quarter of 2015. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In February 2014, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the first nine months of 2016, we repurchased approximately 1.4 million shares for $48.7 million under this program. At September 30, 2016, the remaining amount authorized for repurchase under this program was $21.3 million.
In October 2016, our Board of Directors authorized a new share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The new authorization will take effect upon the earlier of the completion of the existing authorization, or its expiration. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $34.6 million and $46.0 million as of September 30, 2016 and December 31, 2015. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2016.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5.0 million in letters of credit under the revolving credit facility at September 30, 2016. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.25 per gallon in the first nine months of 2016, a decrease from $2.80 per gallon in the first nine months of 2015. Based on our fuel consumption in the first nine months of 2016, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Through September 30, 2016, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2015. Through September 30, 2016, we have added the following risk factor. There have been no other material changes in the risk factors described in such Annual Report.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in February 2017. The program is intended, in part, to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders. The program may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. For the three months ended September 30, 2016, we repurchased in open-market transactions and retired 0.8 million shares of our common stock for an aggregate of $27.8 million, or an average price per share of $34.60. The following table summarizes share repurchase activity by month during the three months ended September 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
July 2016	103,517	$37.54	103,517	$45,292,329
August 2016	332,500	$34.22	332,500	$33,913,367
September 2016	367,500	$34.20	367,500	$21,346,057
Total	803,517		803,517

In October 2016, our Board of Directors authorized a new share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The new authorization will take effect upon the earlier of the completion of the existing authorization, or its expiration. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time.

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

Owens & Minor, Inc.
(Registrant)

Date:	November 2, 2016	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	November 2, 2016	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International