Form 10-Q
period 2017-03-31
OWENS & MINOR INC/VA/
filed 2017-05-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 28, 2017, was 61,201,631 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Net revenue	$2,328,573	$2,455,793
Cost of goods sold	2,047,393	2,159,157
Gross margin	281,180	296,636
Distribution, selling and administrative expenses	237,693	242,725
Acquisition-related and exit and realignment charges	8,942	10,483
Other operating income, net	(972)	(1,542)
Operating earnings	35,517	44,970
Interest expense, net	6,744	6,790
Income before income taxes	28,773	38,180
Income tax provision	9,988	14,045
Net income	$18,785	$24,135
Net income per common share:
Basic	$0.31	$0.39
Diluted	$0.31	$0.39
Cash dividends per common share	$0.2575	$0.255

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$18,785	$24,135
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax of $0 in 2017 and 2016)	5,492	8,162
Change in unrecognized net periodic pension costs (net of income tax of $226 in 2017 and $171 in 2016)	236	238
Other (net of income tax of $0 in 2017 and 2016)	110	19
Total other comprehensive income, net of tax	5,838	8,419
Comprehensive income	$24,623	$32,554

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$127,167	$185,488
Accounts receivable, net of allowances of $13,020 and $13,538	605,249	606,084
Merchandise inventories	949,346	916,311
Other current assets	261,232	254,156
Total current assets	1,942,994	1,962,039
Property and equipment, net of accumulated depreciation of $208,749 and $201,399	195,312	191,718
Goodwill, net	416,697	414,936
Intangible assets, net	80,736	82,511
Other assets, net	64,810	66,548
Total assets	$2,700,549	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$745,165	$750,750
Accrued payroll and related liabilities	28,625	45,051
Other current liabilities	233,905	238,837
Total current liabilities	1,007,695	1,034,638
Long-term debt, excluding current portion	564,145	564,583
Deferred income taxes	90,115	90,383
Other liabilities	68,637	68,110
Total liabilities	1,730,592	1,757,714
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 61,202 shares and 61,031 shares	122,403	122,062
Paid-in capital	220,608	219,955
Retained earnings	688,591	685,504
Accumulated other comprehensive income (loss)	(61,645)	(67,483)
Total equity	969,957	960,038
Total liabilities and equity	$2,700,549	$2,717,752

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating activities:
Net income	$18,785	$24,135
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	12,558	14,218
Share-based compensation expense	2,511	2,603
Provision for losses on accounts receivable	(603)	115
Deferred income tax expense (benefit)	(825)	6,907
Changes in operating assets and liabilities:
Accounts receivable	1,554	(26,815)
Merchandise inventories	(32,777)	15,178
Accounts payable	(7,341)	46,751
Net change in other assets and liabilities	(24,965)	(38,100)
Other, net	4,743	153
Cash provided by (used for) operating activities	(26,360)	45,145
Investing activities:
Additions to property and equipment	(10,146)	(5,283)
Additions to computer software and intangible assets	(4,622)	(1,777)
Proceeds from sale of property and equipment	315	4,599
Cash used for investing activities	(14,453)	(2,461)
Financing activities:
Change in bank overdraft	—	8,359
Cash dividends paid	(15,740)	(16,029)
Repurchases of common stock	—	(5,630)
Other, net	(2,759)	(3,016)
Cash used for financing activities	(18,499)	(16,316)
Effect of exchange rate changes on cash and cash equivalents	991	2,935
Net increase (decrease) in cash and cash equivalents	(58,321)	29,303
Cash and cash equivalents at beginning of period	185,488	161,020
Cash and cash equivalents at end of period	$127,167	$190,323
Supplemental disclosure of cash flow information:
Income taxes paid, net	$2,825	$20,028
Interest paid	$6,183	$6,226

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				24,135		24,135
Other comprehensive income (loss)					8,419	8,419
Dividends declared ($0.255 per share)				(15,989)		(15,989)
Shares repurchased and retired	(163)	(325)		(5,305)		(5,630)
Share-based compensation expense, exercises and other	162	323	1,073			1,396
Balance March 31, 2016	62,802	$125,604	$213,016	$709,707	$(43,406)	$1,004,921

Balance December 31, 2016	61,031	$122,062	$219,955	$685,504	$(67,483)	$960,038
Net income				18,785		18,785
Other comprehensive income (loss)					5,838	5,838
Dividends declared ($0.2575 per share)				(15,698)		(15,698)
Share-based compensation expense, exercises and other	171	341	653			994
Balance March 31, 2017	61,202	$122,403	$220,608	$688,591	$(61,645)	$969,957

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Basis of Presentation and Use of Estimates
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Clinical & Procedural Solutions (CPS) business segment has been renamed "Proprietary Products" effective January 1, 2017. There has been no change to the segment composition or our method of measuring segment operating earnings.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). We determine the fair value of our derivatives, if any, based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies. See Note 7 for the fair value of long-term debt.
Note 3—Financing Receivables and Payables
At March 31, 2017 and December 31, 2016, we had financing receivables of $149.6 million and $156.5 million and related payables of $92.5 million and $110.0 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2017:

	Domestic	International	Proprietary Products	Consolidated
Carrying amount of goodwill, December 31, 2016	$180,006	$19,391	$215,539	$414,936
Currency translation adjustments	—	1,395	366	1,761
Carrying amount of goodwill, March 31, 2017	$180,006	$20,786	$215,905	$416,697

Intangible assets at March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$118,916	$4,102	$118,223	$4,045
Accumulated amortization	(40,902)	(1,380)	(38,429)	(1,328)
Net intangible assets	$78,014	$2,722	$79,794	$2,717
At March 31, 2017, $11.1 million in net intangible assets were held in the Domestic segment, $10.4 million were held in the International segment and $59.2 million were held in the Proprietary Products segment. Amortization expense for intangible assets was $2.3 million and $2.2 million for the three months ended March 31, 2017 and 2016.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $6.9 million for the remainder of 2017, $9.0 million for 2018, $8.9 million for 2019, $8.7 million for 2020, $8.3 million for 2021 and $7.3 million for 2022.
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

Exit and realignment charges by segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Domestic segment	$6,748	$8,074
International segment	384	1,700
Proprietary Products segment	463	1,108
Total exit and realignment charges	$7,595	$10,882

The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2017 and 2016:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2016	$—	$2,238	$2,238
Provision for exit and realignment activities	—	3,211	3,211
Change in estimate	—	(304)	(304)
Cash payments	—	(3,034)	(3,034)
Accrued exit and realignment costs, March 31, 2017	$—	$2,111	$2,111

Accrued exit and realignment costs, December 31, 2015	$486	$1,840	$2,326
Provision for exit and realignment activities	—	9,895	9,895
Cash payments, net of sublease income	(486)	(1,287)	(1,773)
Accrued exit and realignment costs, March 31, 2016	$—	$10,448	$10,448
In addition to the exit and realignment accruals in the preceding table, we also incurred $4.7 million of costs that were expensed as incurred for the quarter ended March 31, 2017, including $4.5 million in asset write-downs and $0.2 million in other costs.

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
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
Service cost	$12	$23
Interest cost	474	505
Recognized net actuarial loss	462	409
Net periodic benefit cost	$948	$937
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million and $0.4 million for the three months ended March 31, 2017 and 2016.
Note 7—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of March 31, 2017 and December 31, 2016, the estimated fair value of the 2021 Notes was $280.2 million and $274.5 million and the estimated fair value of the 2024 Notes was $276.9 million and $270.0 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at March 31, 2017, the interest rate under the credit facility is LIBOR plus 1.375%.
At March 31, 2017, we had no borrowings and letters of credit of approximately $5.1 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2017.
We also have a $1.1 million letter of credit outstanding as of March 31, 2017 and December 31, 2016, which supports our facilities leased in Europe.
Note 8—Income Taxes
The effective tax rate was 34.7% for the three months ended March 31, 2017, compared to 36.8% in the same quarter of 2016. The change in rate resulted from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year. The liability for unrecognized tax benefits was $11.0 million at March 31, 2017 and $10.7 million at December 31, 2016. Included in the liability at March 31, 2017 were $4.9 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 9—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income	$18,785	$24,135
Less: income allocated to unvested restricted shares	(239)	(276)
Net income attributable to common shareholders - basic	18,546	23,859
Add: undistributed income attributable to unvested restricted shares - basic	23	57
Less: undistributed income attributable to unvested restricted shares - diluted	(23)	(57)
Net income attributable to common shareholders - diluted	$18,546	$23,859
Denominator:
Weighted average shares outstanding - basic and diluted	60,013	61,696
Net income per share attributable to common shareholders:
Basic	$0.31	$0.39
Diluted	$0.31	$0.39
Note 10—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors.We did not repurchase any shares during the three months ended March 31, 2017. As of March 31, 2017, we have approximately $99.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 11—Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2017 and 2016:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	—	5,492	110	5,602
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	5,492	110	5,602
Amounts reclassified from accumulated other comprehensive income (loss)	462	—		462
Income tax	(226)	—	—	(226)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	236	—	—	236
Other comprehensive income (loss)	236	5,492	110	5,838
Accumulated other comprehensive income (loss), March 31, 2017	$(10,973)	$(50,753)	$81	$(61,645)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	—	8,162	19	8,181
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	8,162	19	8,181
Amounts reclassified from accumulated other comprehensive income (loss)	409	—		409
Income tax	(171)	—	—	(171)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	238	—	—	238
Other comprehensive income (loss)	238	8,162	19	8,419
Accumulated other comprehensive income (loss), March 31, 2016	$(10,244)	$(33,066)	$(96)	$(43,406)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three months ended March 31, 2017 and 2016, we reclassified $0.5 million and $0.4 million of actuarial net losses.
Note 12—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under three segments: Domestic, International and Proprietary Products. The Domestic segment includes our United States distribution, logistics and value-added services business. The International segment consists of our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing.

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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2017	2016
Net revenue:
Segment net revenue
Domestic	$2,193,960	$2,321,708
International	94,995	83,551
Proprietary Products	137,153	141,353
Total segment net revenue	2,426,108	2,546,612
Inter-segment revenue
Proprietary Products	(97,535)	(90,819)
Total inter-segment revenue	(97,535)	(90,819)
Consolidated net revenue	$2,328,573	$2,455,793

Operating earnings (loss):
Domestic	$37,295	$41,718
International	656	1,128
Proprietary Products	8,128	13,271
Inter-segment eliminations	(698)	(664)
Acquisition-related and exit and realignment charges	(8,942)	(10,483)
Other (1)	(922)	—
Consolidated operating earnings	$35,517	$44,970

Depreciation and amortization:
Domestic	$6,860	$7,542
International	3,804	4,450
Proprietary Products	1,894	2,226
Consolidated depreciation and amortization	$12,558	$14,218

Capital expenditures:
Domestic	$8,818	$4,543
International	5,022	1,970
Proprietary Products	928	547
Consolidated capital expenditures	$14,768	$7,060
(1) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.

	March 31, 2017	December 31, 2016
Total assets:
Domestic	$1,830,369	$1,778,481
International	359,614	352,898
Proprietary Products	383,399	400,885
Segment assets	2,573,382	2,532,264
Cash and cash equivalents	127,167	185,488
Consolidated total assets	$2,700,549	$2,717,752
Note 13—Condensed Consolidating Financial Information
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

Three Months Ended March 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,193,285	$186,854	$(51,566)	$2,328,573
Cost of goods sold	—	1,990,186	108,185	(50,978)	2,047,393
Gross margin	—	203,099	78,669	(588)	281,180
Distribution, selling and administrative expenses	156	161,235	76,302	—	237,693
Acquisition-related and exit and realignment charges	—	7,799	1,143	—	8,942
Other operating income, net	—	(374)	(598)	—	(972)
Operating earnings (loss)	(156)	34,439	1,822	(588)	35,517
Interest expense (income), net	6,848	(790)	686	—	6,744
Income (loss) before income taxes	(7,004)	35,229	1,136	(588)	28,773
Income tax (benefit) provision	—	8,013	1,975	—	9,988
Equity in earnings of subsidiaries	25,789	—	—	(25,789)	—
Net income (loss)	18,785	27,216	(839)	(26,377)	18,785
Other comprehensive income (loss)	5,838	346	5,492	(5,838)	5,838
Comprehensive income (loss)	$24,623	$27,562	$4,653	$(32,215)	$24,623

Three Months Ended March 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,321,708	$172,101	$(38,016)	$2,455,793
Cost of goods sold	—	2,105,264	92,075	(38,182)	2,159,157
Gross margin	—	216,444	80,026	166	296,636
Distribution, selling and administrative expenses	534	169,310	72,881	—	242,725
Acquisition-related and exit and realignment charges	—	8,402	2,081	—	10,483
Other operating income, net	—	(1,384)	(158)	—	(1,542)
Operating earnings (loss)	(534)	40,116	5,222	166	44,970
Interest expense (income), net	6,840	(629)	579	—	6,790
Income (loss) before income taxes	(7,374)	40,745	4,643	166	38,180
Income tax (benefit) provision	—	11,547	2,498	—	14,045
Equity in earnings of subsidiaries	31,509	—	—	(31,509)	—
Net income (loss)	24,135	29,198	2,145	(31,343)	24,135
Other comprehensive income (loss)	8,419	257	8,162	(8,419)	8,419
Comprehensive income (loss)	$32,554	$29,455	$10,307	$(39,762)	$32,554

March 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$63,170	$15,885	$48,112	$—	$127,167
Accounts receivable, net	—	524,418	89,020	(8,189)	605,249
Merchandise inventories	—	884,995	66,800	(2,449)	949,346
Other current assets	17	93,060	168,155	—	261,232
Total current assets	63,187	1,518,358	372,087	(10,638)	1,942,994
Property and equipment, net	—	102,030	93,282	—	195,312
Goodwill, net	—	180,006	236,691	—	416,697
Intangible assets, net	—	11,137	69,599	—	80,736
Due from O&M and subsidiaries	—	626,667	—	(626,667)	—
Advances to and investment in consolidated subsidiaries	2,063,747	—	—	(2,063,747)	—
Other assets, net	—	44,042	20,768	—	64,810
Total assets	$2,126,934	$2,482,240	$792,427	$(2,701,052)	$2,700,549
Liabilities and equity
Current liabilities
Accounts payable	$37	$693,256	$60,127	$(8,255)	$745,165
Accrued payroll and related liabilities	—	18,761	9,864	—	28,625
Other accrued liabilities	7,181	110,398	116,326	—	233,905
Total current liabilities	7,218	822,415	186,317	(8,255)	1,007,695
Long-term debt, excluding current portion	545,053	2,865	16,227	—	564,145
Due to O&M and subsidiaries	604,706	—	71,673	(676,379)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	69,678	20,437	—	90,115
Other liabilities	—	60,911	7,726	—	68,637
Total liabilities	1,156,977	1,094,759	302,380	(823,524)	1,730,592
Equity
Common stock	122,403	—	—	—	122,403
Paid-in capital	220,608	174,614	583,872	(758,486)	220,608
Retained earnings (deficit)	688,591	1,223,558	(42,871)	(1,180,687)	688,591
Accumulated other comprehensive income (loss)	(61,645)	(10,691)	(50,954)	61,645	(61,645)
Total equity	969,957	1,387,481	490,047	(1,877,528)	969,957
Total liabilities and equity	$2,126,934	$2,482,240	$792,427	$(2,701,052)	$2,700,549

December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$38,015	$61,266	$86,207	$—	$185,488
Accounts receivable, net	—	526,170	90,016	(10,102)	606,084
Merchandise inventories	—	856,566	61,505	(1,760)	916,311
Other current assets	106	86,907	167,143	—	254,156
Total current assets	38,121	1,530,909	404,871	(11,862)	1,962,039
Property and equipment, net	—	97,725	93,993	—	191,718
Goodwill, net	—	180,006	234,930	—	414,936
Intangible assets, net	—	11,655	70,856	—	82,511
Due from O&M and subsidiaries	—	573,395	—	(573,395)	—
Advances to and investments in consolidated subsidiaries	2,044,963	—	—	(2,044,963)	—
Other assets, net	—	49,887	16,661	—	66,548
Total assets	$2,083,084	$2,443,577	$821,311	$(2,630,220)	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$—	$683,189	$75,512	$(7,951)	$750,750
Accrued payroll and related liabilities	—	32,814	12,237	—	45,051
Other current liabilities	7,106	93,327	138,404	—	238,837
Total current liabilities	7,106	809,330	226,153	(7,951)	1,034,638
Long-term debt, excluding current portion	544,838	3,219	16,526	—	564,583
Due to O&M and subsidiaries	571,102	—	48,044	(619,146)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	70,280	20,103	—	90,383
Other liabilities	—	60,578	7,532	—	68,110
Total liabilities	1,123,046	1,082,297	318,358	(765,987)	1,757,714
Equity					—
Common stock	122,062	—	—	—	122,062
Paid-in capital	219,955	174,614	583,872	(758,486)	219,955
Retained earnings (deficit)	685,504	1,196,341	(42,032)	(1,154,309)	685,504
Accumulated other comprehensive income (loss)	(67,483)	(9,675)	(38,887)	48,562	(67,483)
Total equity	960,038	1,361,280	502,953	(1,864,233)	960,038
Total liabilities and equity	$2,083,084	$2,443,577	$821,311	$(2,630,220)	$2,717,752

Three Months Ended March 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$18,785	$27,216	$(839)	$(26,377)	$18,785
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(25,789)	—	—	25,789	—
Depreciation and amortization	—	6,876	5,682	—	12,558
Share-based compensation expense	—	2,511	—	—	2,511
Provision for losses on accounts receivable	—	(707)	104	—	(603)
Deferred income tax expense (benefit)	—	(825)	—	—	(825)
Changes in operating assets and liabilities:
Accounts receivable	—	2,459	(131)	(774)	1,554
Merchandise inventories	—	(3,311)	(30,154)	688	(32,777)
Accounts payable	37	(15,051)	6,999	674	(7,341)
Net change in other assets and liabilities	164	(3,434)	(21,695)	—	(24,965)
Other, net	214	4,549	(20)	—	4,743
Cash provided by (used for) operating activities	(6,589)	20,283	(40,054)	—	(26,360)
Investing activities:
Additions to property and equipment	—	(8,141)	(2,005)	—	(10,146)
Additions to computer software and intangible assets	—	(677)	(3,945)	—	(4,622)
Proceeds from the sale of property and equipment	—	45	270	—	315
Cash provided by (used for) investing activities	—	(8,773)	(5,680)	—	(14,453)
Financing activities:
Change in intercompany advances	49,025	(56,375)	7,350	—	—
Cash dividends paid	(15,740)	—	—	—	(15,740)
Other, net	(1,541)	(516)	(702)	—	(2,759)
Cash provided by (used for) financing activities	31,744	(56,891)	6,648	—	(18,499)
Effect of exchange rate changes on cash and cash equivalents	—	—	991	—	991
Net increase (decrease) in cash and cash equivalents	25,155	(45,381)	(38,095)	—	(58,321)
Cash and cash equivalents at beginning of period	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of period	$63,170	$15,885	$48,112	$—	$127,167

Three Months Ended March 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$24,135	$29,198	$2,145	$(31,343)	$24,135
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(31,509)	—	—	31,509	—
Depreciation and amortization	—	7,569	6,649	—	14,218
Share-based compensation expense	—	2,603	—	—	2,603
Provision for losses on accounts receivable	—	128	(13)	—	115
Deferred income tax expense (benefit)	—	3,922	2,985	—	6,907
Changes in operating assets and liabilities:
Accounts receivable	—	(23,002)	(4,569)	756	(26,815)
Merchandise inventories	—	10,856	4,490	(168)	15,178
Accounts payable	—	44,449	3,056	(754)	46,751
Net change in other assets and liabilities	661	(15,780)	(22,981)	—	(38,100)
Other, net	464	123	(434)	—	153
Cash provided by (used for) operating activities	(6,249)	60,066	(8,672)	—	45,145
Investing activities:
Additions to property and equipment	—	(3,928)	(1,355)	—	(5,283)
Additions to computer software and intangible assets	—	(615)	(1,162)	—	(1,777)
Proceeds from the sale of property and equipment	—	3	4,596	—	4,599
Cash provided by (used for) investing activities	—	(4,540)	2,079	—	(2,461)
Financing activities:
Change in bank overdraft	—	—	8,359	—	8,359
Change in intercompany advances	58,435	(51,009)	(7,426)	—	—
Cash dividends paid	(16,029)	—	—	—	(16,029)
Repurchases of common stock	(5,630)	—	—	—	(5,630)
Other, net	(1,632)	(617)	(767)	—	(3,016)
Cash provided by (used for) financing activities	35,144	(51,626)	166	—	(16,316)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,935	—	2,935
Net increase (decrease) in cash and cash equivalents	28,895	3,900	(3,492)	—	29,303
Cash and cash equivalents at beginning of period	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of period	$132,179	$9,514	$48,630	$—	$190,323

Note 14—Recent Accounting Pronouncements
On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this updated guidance included changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of this adoption, we recognized $0.2 million in excess tax benefits in the income statement for the three months ended March 31, 2017. In addition, we recorded these tax benefits related to stock based compensation for the current quarter in operating activities in the statements of cash flows and reclassified $0.3 million from financing activities in the prior period to conform to this presentation.
There have been no changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 15—Subsequent Events
On May 2, 2017, we signed a definitive purchase agreement to acquire Byram Healthcare (Byram), a wholly owned subsidiary of Mediq B.V., headquartered in White Plains, New York. Byram is a leading domestic distributor of reimbursable medical supplies sold directly to patients and home health agencies. Pursuant to the purchase agreement, we will purchase all of the equity interests of Byram for $380 million in an all cash transaction. The transaction is expected to close in the third quarter of 2017, subject to various closing conditions and regulatory approvals.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2016. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare services company that connects the world of medical products to the point of care. We report under three business units: Domestic, International and Proprietary Products (formerly Clinical & Procedural Solutions (CPS) which has been renamed "Proprietary Products" effective January 1, 2017). There has been no change to the segment composition or the method we use to measure segment operating earnings. Domestic is our U.S. distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing. Segment financial information is provided in Note 12 of Notes to Consolidated Financial Statements included in this quarterly report.

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2017	2016
Operating earnings, as reported (GAAP)	$35,517	$44,970
Acquisition-related and exit and realignment charges (1)	8,942	10,483
Other (2)	922	—
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$45,381	$55,453

Net income, as reported (GAAP)	$18,785	$24,135
Acquisition-related and exit and realignment charges (1)	8,942	10,483
Income tax expense (benefit) (3)	(3,505)	(3,354)
Other (2)	922	—
Income tax expense (benefit) (3)	(354)	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$24,790	$31,264

Net income per diluted common share, as reported (GAAP)	$0.31	$0.39
Acquisition-related and exit and realignment charges, per diluted common share	0.09	0.11
Other, per diluted common share(2)	0.01	—
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.41	$0.50
Adjusted EPS (non-GAAP) was $0.41 in the first quarter of 2017, a decline of $0.09 when compared to prior year primarily as a result of operating earnings across all three segments. Domestic segment operating earnings of $37.3 million declined $4.4 million from the first quarter of 2016 as a result of the exit of a large customer in 2016 and lower income from manufacturer product price changes compared to prior year. We expect revenue and gross margin to continue to be negatively affected by this customer exit as well as other competitive dynamics. The International segment declined in the first quarter of 2017 to operating income of $0.7 million, compared to $1.1 million in the same period of 2016, as a result of on-boarding costs associated with new business. Proprietary Products operating earnings of $8.1 million declined $5.1 million from 2016 as a result of lower revenues compared to prior year and continued production challenges in capacity and workforce availability.
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
(1) Acquisition-related charges, pre-tax, were $1.3 million and $(0.4) million in the first quarter of 2017 and 2016. Current year charges were primarily transaction costs associated with the pending acquisition of Byram Healthcare. The prior year amount related to the gain on the sale of property acquired with the Medical Action acquisition.
Exit and realignment charges, pre-tax, were $7.6 million in the first quarter of 2017 and $10.9 million in the first quarter of 2016. Amounts in 2017 were associated with the write-down of information system assets which are no longer used and severance charges from reduction in force and other employee costs associated with the establishment of our new client engagement center. Expenses associated with the establishment of the client engagement center will continue to be recorded throughout 2017. Charges in the first quarter of 2016 primarily included costs associated with our voluntary employee separation program and other severance charges. More information about these charges is provided in Note 5 of Notes to Consolidated Financial Statements included in this quarterly report.
(2) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(3) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Domestic	$2,193,960	$2,321,708	$(127,748)	(5.5)%
International	94,995	83,551	11,444	13.7%
Proprietary Products	137,153	141,353	(4,200)	(3.0)%
Inter-segment	(97,535)	(90,819)	(6,716)	7.4%
Net revenue	$2,328,573	$2,455,793	$(127,220)	(5.2)%
Consolidated net revenue declined primarily as a result of the exit of a large domestic customer in 2016. The increase in the International segment was driven by growth with existing customers and new business, partially offset by unfavorable foreign currency translation impacts of $8.4 million. A decrease in sales of our sourced products contributed to the year over year change in the Proprietary Products segment.
Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of goods sold	$2,047,393	$2,159,157	$(111,764)	(5.2)%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Proprietary Products business. There is no cost of goods sold associated with our fee-for-service business. As a result of the decrease in sales activity through our distribution and kitting businesses, cost of goods sold decreased $111.8 million compared to the first quarter of 2016.
Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Gross margin	$281,180	$296,636	$(15,456)	(5.2)%
As a % of net revenue	12.08%	12.08%
The change in gross margin compared to the prior year was largely attributable to lower revenues, a decline in provider margin, lower income from manufacturer product price changes, and the unfavorable impact of foreign currency translation of $4.7 million. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased gross margin pressure will continue.

Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling & administrative expenses	$237,693	$242,725	$(5,032)	(2.1)%
As a % of net revenue	10.21%	9.88%
Other operating income, net	$(972)	$(1,542)	$570	37.0%
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
The decrease in DS&A expenses compared to prior year reflected the decreased sales activity in the quarter and benefits of cost control initiatives, as well as favorable foreign currency translation impacts of $4.7 million, offset in part by higher delivery costs and on-boarding costs in connection with new business. As a percentage of net revenue, the increase related to the large customer loss in 2016.
The decrease in other operating income, net was attributed primarily to software as a service implementation expenses which were not incurred in 2016.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense, net	$6,744	$6,790	$(46)	(0.7)%
Effective interest rate	4.59%	4.79%
Interest expense in the first quarter of 2017 was consistent with prior year.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2017	2016	$	%
Income tax provision	$9,988	$14,045	$(4,057)	(28.9)%
Effective tax rate	34.7%	36.8%
The change in the effective tax rate compared to 2016 resulted primarily from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year.

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

	March 31, 2017	December 31, 2016	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$127,167	$185,488	$(58,321)	(31.4)%
Accounts receivable, net of allowances	$605,249	$606,084	$(835)	(0.1)%
Consolidated DSO (1)	22.7	23.1
Merchandise inventories	$949,346	$916,311	$33,035	3.6%
Consolidated inventory turnover (2)	8.9	9.2
Accounts payable	$745,165	$750,750	$(5,585)	(0.7)%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended March 31, 2017 and year ended December 31, 2016
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$(26,360)	$45,145
Investing activities	(14,453)	(2,461)
Financing activities	(18,499)	(16,316)
Effect of exchange rate changes	991	2,935
Increase (decrease) in cash and cash equivalents	$(58,321)	$29,303
Cash used for operating activities was $26.4 million in the first three months of 2017, compared to $45.1 million in cash provided by operating activities for the same period of 2016. The decrease in cash from operating activities for the first three months of 2017 compared to the same period in 2016 was primarily due to routine changes in working capital, including timing of payments to vendors.
Cash used for investing activities was $14.5 million in the first three months of 2017, compared to $2.5 million in the same period of 2016. Investing activities in 2017 and 2016 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2016 was partially offset by $4.6 million in proceeds from the sale of property.
Cash used for financing activities in the first three months of 2017 was $18.5 million, compared to $16.3 million used in the same period of 2016. During the first three months of 2017, we paid dividends of $15.7 million (compared to $16.0 million in the same period of 2016). In 2016 we repurchased $5.6 million in common stock offset by an $8.3 million bank overdraft, neither of which occurred in the first three months of 2017.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility (the Amended Credit Agreement) with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at March 31, 2017, the interest rate under the credit facility is LIBOR plus 1.375%.
At March 31, 2017, we had no borrowings and letters of credit of approximately $5.1 million outstanding under the Amended Credit Agreement, leaving $445 million available for borrowing. We also have a $1.1 million letter of credit outstanding as of March 31, 2017 and December 31, 2016 which supports our facilities leased in Europe.
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
In the first quarter of 2017, we paid cash dividends on our outstanding common stock at the rate of $0.2575 per share, which represents a 1% increase over the rate of $0.255 per share paid in the first quarter of 2016. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. We did not repurchase shares under this program during the first quarter of 2017.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $45.5 million and $82.1 million as of March 31, 2017 and December 31, 2016. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our U.S.-based operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2017.
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

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals; and

•	other factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had no outstanding borrowings and approximately $5.1 million in letters of credit under the revolving credit facility at March 31, 2017. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.57 per gallon in the first three months of 2017, increased 24% from $2.07 per gallon in the first three months of 2016. Based on our fuel consumption in the first three months of 2017, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Through March 31, 2017, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Through March 31, 2017, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the three months ended March 31, 2017.

Item 5. Other Information
(a) On May 2, 2017, Owens & Minor, Inc., through two wholly-owned subsidiaries, Barista Acquisition I, LLC and Barista Acquisition II, LLC (collectively, the “Company”) entered into an Interest Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding partnership interests of Mediq USA Holdings, the owner of Byram Healthcare, a national leader in disposable medical supply delivery (“Byram”) from Mediq B.V. and Mediq International B.V. (collectively, the “Sellers”) for total cash consideration of $380 million (the “Purchase Price”), subject to a customary working capital adjustment as provided in the Purchase Agreement (the “Acquisition”). A portion of the Purchase Price will be held in escrow to secure the indemnification obligations of the Sellers. Subject to the conditions, approvals and waiting periods discussed herein, it is expected that the Acquisition will be completed in the third quarter of 2017.
The Company intends to fund the Acquisition (including transaction costs and expenses) with a combination of available cash and revolving loan borrowings under its existing Amended Credit Agreement dated September 17, 2014.
The Purchase Agreement contains representations, warranties, covenants and indemnification provisions of the parties that are customary for transactions of this type. Until the consummation of the transactions contemplated by the Purchase Agreement, the Sellers and Byram have agreed, subject to certain exceptions, to conduct the Byram business in the ordinary course.
Completion of the Acquisition is subject to certain closing conditions, regulatory approvals and the satisfaction or waiver of customary conditions, including (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended), (ii) the absence of a material adverse effect with respect to Byram, (iii) the absence of certain legal impediments and (iv) receipt of written consent from the U.S. Department of Health and Human Services Office of Inspector General that the obligations set forth in the Corporate Integrity Agreement, dated April 29, 2016, between Byram Healthcare Centers, Inc. and the Office of Inspector General of the United States Department of Health and Human Services, will only apply to the Byram business following the closing of the Acquisition.
The Purchase Agreement contains certain termination rights for the parties, in certain circumstances, including: (i) by mutual written agreement of the parties; (ii) by either party if the transaction is not consummated on or before August 30, 2017 (with up to two 30-day extensions), provided that at such time the party seeking to terminate is not in material breach of its obligations under the Purchase Agreement or (iii) by either party for certain breaches of the Purchase Agreement that are not cured.
The Acquisition does not require the approval of the Company’s stockholders, and the Company’s obligation to complete the Acquisition is not conditioned on receipt by the Company of debt or other third-party financing.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The Purchase Agreement contains representations and warranties that the parties thereto made to each other solely for purposes of the Purchase Agreement as of specified dates, are solely for the benefit of the parties to the Purchase Agreement and may be subject to important qualifications and limitations agreed to by the parties thereto in connection with negotiating the terms thereof. Moreover, some of those representations and warranties may be subject to certain disclosures between the parties and may be subject to a contractual standard of materiality different from those generally applicable to stockholders. The representations and warranties were made for the purpose of allocating risk among the parties to the Purchase Agreement and should not be relied upon as a disclosure of factual information.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	May 3, 2017	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	May 3, 2017	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International

Item 6. Exhibits

(a)	Exhibits

10.1
Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC , Mediq B.V. , Mediq International B.V. and Mediq USA Holdings

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