Form 10-Q
period 2017-06-30
OWENS & MINOR INC/VA/
filed 2017-08-02
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 28, 2017, was 61,226,413 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net revenue	$2,265,907	$2,483,676	$4,594,480	$4,939,469
Cost of goods sold	1,992,374	2,184,256	4,039,768	4,343,413
Gross margin	273,533	299,420	554,712	596,056
Distribution, selling, and administrative expenses	236,615	242,914	474,308	485,639
Acquisition-related and exit and realignment charges	2,893	6,752	11,835	17,235
Other operating (income) expense, net	1,188	(2,300)	216	(3,842)
Operating earnings	32,837	52,054	68,353	97,024
Interest expense, net	6,736	6,765	13,480	13,554
Income before income taxes	26,101	45,289	54,873	83,470
Income tax provision	5,960	17,573	15,947	31,619
Net income	$20,141	$27,716	$38,926	$51,851
Net income per common share:
Basic	$0.33	$0.45	$0.64	$0.83
Diluted	$0.33	$0.45	$0.64	$0.83
Cash dividends per common share	$0.2575	$0.255	$0.515	$0.51

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$20,141	$27,716	$38,926	$51,851
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2017 and 2016)	22,405	(7,120)	27,897	1,042
Change in unrecognized net periodic pension costs (net of income tax of $219 and $445 in 2017 and $168 and $339 in 2016)	230	245	466	483
Other (net of income tax of $0 in 2017 and 2016)	84	18	194	37
Total other comprehensive income (loss), net of tax	22,719	(6,857)	28,557	1,562
Comprehensive income (loss)	$42,860	$20,859	$67,483	$53,413

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$57,066	$185,488
Accounts receivable, net of allowances of $13,235 and $13,538	655,259	606,084
Merchandise inventories	1,004,076	916,311
Other current assets	306,452	254,156
Total current assets	2,022,853	1,962,039
Property and equipment, net of accumulated depreciation of $216,173 and $201,399	198,442	191,718
Goodwill, net	423,107	414,936
Intangible assets, net	80,051	82,511
Other assets, net	70,684	66,548
Total assets	$2,795,137	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$798,454	$750,750
Accrued payroll and related liabilities	23,819	45,051
Other current liabilities	241,091	238,837
Total current liabilities	1,063,364	1,034,638
Long-term debt, excluding current portion	579,117	564,583
Deferred income taxes	89,812	90,383
Other liabilities	69,273	68,110
Total liabilities	1,801,566	1,757,714
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 61,226 shares and 61,031 shares	122,453	122,062
Paid-in capital	221,681	219,955
Retained earnings	688,363	685,504
Accumulated other comprehensive loss	(38,926)	(67,483)
Total equity	993,571	960,038
Total liabilities and equity	$2,795,137	$2,717,752

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating activities:
Net income	$38,926	$51,851
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	25,206	28,343
Share-based compensation expense	5,619	5,969
Provision for losses on accounts receivable	(368)	(27)
Deferred income tax (benefit) expense	(5,385)	(2,071)
Changes in operating assets and liabilities:
Accounts receivable	(41,863)	(29,736)
Merchandise inventories	(86,234)	(17,947)
Accounts payable	42,235	62,710
Net change in other assets and liabilities	(66,003)	(56,599)
Other, net	5,371	743
Cash provided by (used for) operating activities	(82,496)	43,236
Investing activities:
Additions to property and equipment	(16,433)	(8,857)
Additions to computer software and intangible assets	(7,860)	(4,602)
Proceeds from sale of property and equipment	573	4,565
Cash used for investing activities	(23,720)	(8,894)
Financing activities:
Proceeds from revolving credit facility	15,400	—
Cash dividends paid	(31,476)	(32,003)
Repurchases of common stock	(4,998)	(20,849)
Other, net	(5,658)	(5,968)
Cash used for financing activities	(26,732)	(58,820)
Effect of exchange rate changes on cash and cash equivalents	4,526	2,409
Net decrease in cash and cash equivalents	(128,422)	(22,069)
Cash and cash equivalents at beginning of period	185,488	161,020
Cash and cash equivalents at end of period	$57,066	$138,951
Supplemental disclosure of cash flow information:
Income taxes paid, net	$24,969	$49,567
Interest paid	$13,028	$13,513

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				51,851		51,851
Other comprehensive income					1,562	1,562
Dividends declared ($0.51 per share)				(31,914)		(31,914)
Shares repurchased and retired	(575)	(1,150)		(19,699)		(20,849)
Share-based compensation expense, exercises and other	282	565	2,492			3,057
Balance June 30, 2016	62,510	$125,021	$214,435	$707,104	$(50,263)	$996,297

Balance December 31, 2016	61,031	$122,062	$219,955	$685,504	$(67,483)	$960,038
Net income				38,926		38,926
Other comprehensive income					28,557	28,557
Dividends declared ($0.515 per share)				(31,379)		(31,379)
Shares repurchased and retired	(155)	(310)		(4,688)		(4,998)
Share-based compensation expense, exercises and other	350	701	1,726			2,427
Balance June 30, 2017	61,226	$122,453	$221,681	$688,363	$(38,926)	$993,571

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
Note 3—Financing Receivables and Payables
At June 30, 2017 and December 31, 2016, we had financing receivables of $168.3 million and $156.5 million and related payables of $95.2 million and $110.0 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 4—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through June 30, 2017:

	Domestic	International	Proprietary Products	Consolidated
Carrying amount of goodwill, December 31, 2016	$180,006	$19,391	$215,539	$414,936
Currency translation adjustments	—	6,676	1,495	8,171
Carrying amount of goodwill, June 30, 2017	$180,006	$26,067	$217,034	$423,107

Intangible assets at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017		December 31, 2016
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$121,152	$4,345	$118,223	$4,045
Accumulated amortization	(43,945)	(1,501)	(38,429)	(1,328)
Net intangible assets	$77,207	$2,844	$79,794	$2,717
At June 30, 2017, $10.6 million in net intangible assets were held in the Domestic segment, $10.5 million were held in the International segment and $59.0 million were held in the Proprietary Products segment. Amortization expense for intangible assets was $2.3 million and $2.5 million for the three months ended June 30, 2017 and 2016 and $4.7 million and $5.1 million for the six months ended June 30, 2017 and 2016.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $4.7 million for the remainder of 2017, $8.9 million for 2018, $9.0 million for 2019, $9.0 million for 2020, $8.7 million for 2021 and $7.8 million for 2022.
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
Exit and realignment charges by segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic segment	$1,793	$4,894	$8,540	$12,968
International segment	448	1,128	832	2,828
Proprietary Products segment	(40)	—	423	1,110
Total exit and realignment charges	$2,201	$6,022	$9,795	$16,906

The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2017 and 2016:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2016	$—	$2,238	$2,238
Provision for exit and realignment activities	—	3,211	3,211
Change in estimate	—	(304)	(304)
Cash payments	—	(3,034)	(3,034)
Accrued exit and realignment costs, March 31, 2017	—	2,111	2,111
Provision for exit and realignment activities	—	1,382	1,382
Change in estimate	—	(18)	(18)
Cash payments	—	(667)	(667)
Accrued exit and realignment costs, June 30, 2017	$—	$2,808	$2,808

Accrued exit and realignment costs, December 31, 2015	$486	$1,840	$2,326
Provision for exit and realignment activities	—	9,895	9,895
Cash payments	(486)	(1,287)	(1,773)
Accrued exit and realignment costs, March 31, 2016	—	10,448	10,448
Provision for exit and realignment activities	—	1,254	1,254
Cash payments	—	(7,087)	(7,087)
Accrued exit and realignment costs, June 30, 2016	$—	$4,615	$4,615
In addition to the exit and realignment accruals in the preceding table, we incurred $0.8 million of costs that were expensed as incurred for the three months ended June 30, 2017, including $0.2 million in information systems costs and $0.6 million in other costs. In the first quarter of 2017, we incurred $4.7 million of costs that were expensed as incurred, including $4.5 million in asset write-downs and $0.2 million in other costs.

For the three months ended June 30, 2016, we recognized $4.7 million of costs that were expensed as incurred, including $3.2 million in consulting costs, $0.9 million in information systems costs and $0.6 million in other costs. In the first quarter of 2016, we also incurred $1.0 million of costs that were expensed as incurred, including $0.5 million in information systems costs, $0.4 million in consulting costs and $0.1 million in other costs.
Note 6—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$16	$20	$28	$43
Interest cost	474	510	948	1,015
Recognized net actuarial loss	449	413	911	822
Net periodic benefit cost	$939	$943	$1,887	$1,880
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.4 million for the three months ended June 30, 2017 and 2016 and $0.8 million for the six months ended June 30, 2017 and 2016.
Note 7—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of June 30, 2017 and December 31, 2016, the estimated fair value of the 2021 Notes was $281.9 million and $274.5 million and the estimated fair value of the 2024 Notes was $279.1 million and $270.0 million, respectively.
We have a Credit Agreement with a $450 million borrowing capacity which extends through September 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at June 30, 2017, the interest rate under the credit facility is LIBOR plus 1.375%.
At June 30, 2017, we had borrowings of $15.4 million under the revolver and letters of credit of approximately $5.1 million outstanding under the Amended Credit Agreement, leaving $429.5 million available for borrowing. We also had a letter of credit outstanding for $1.2 million at June 30, 2017 and $1.1 million at December 31, 2016, which supports our facilities leased in Europe.
The Amended Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2017.
On July 27, 2017, we entered into a new Credit Agreement to replace the existing Amended Credit Agreement. The new agreement provides borrowing capacity of $600 million and a $250 million term loan. The revolving credit and term loan have a five-year maturity. All other significant terms are the same as the previously disclosed Amended Credit Agreement. The proceeds from the new borrowing were primarily used to fund the Byram acquisition which closed on August 1, 2017. See Note 15 for more information.
Note 8—Income Taxes
The effective tax rate was 22.8% and 29.1% for the three and six months ended June 30, 2017, compared to 38.8% and 37.9% in the same periods of 2016. The change in rates resulted primarily from the release of a valuation allowance in Europe for $3.4 million in the second quarter of 2017 as well as from a higher percentage of the company's pretax income earned in lower tax rate jurisdictions compared to prior year. The liability for unrecognized tax benefits was $11.3 million at June 30, 2017, and $10.7 million at December 31, 2016. Included in the liability at June 30, 2017 were $5.0 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 9—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$20,141	$27,716	$38,926	$51,851
Less: income allocated to unvested restricted shares	(229)	(281)	(469)	(560)
Net income attributable to common shareholders - basic	19,912	27,435	38,457	51,291
Add: undistributed income attributable to unvested restricted shares - basic	27	72	51	131
Less: undistributed income attributable to unvested restricted shares - diluted	(27)	(72)	(51)	(131)
Net income attributable to common shareholders - diluted	$19,912	$27,435	$38,457	$51,291
Denominator:
Weighted average shares outstanding - basic and diluted	59,863	61,502	60,020	61,588
Net income per share attributable to common shareholders:
Basic	$0.33	$0.45	$0.64	$0.83
Diluted	$0.33	$0.45	$0.64	$0.83
Note 10—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the six months ended June 30, 2017, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate of $5.0 million, or an average price per share of $32.27. As of June 30, 2017, we have approximately $94.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 11—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2017 and 2016:

	Retirement Plans		Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), March 31, 2017	$(10,973)		$(50,753)	$81	$(61,645)
Other comprehensive income (loss) before reclassifications	—		22,405	84	22,489
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		22,405	84	22,489
Amounts reclassified from accumulated other comprehensive income (loss)	449		—	—	449
Income tax	(219)		—	—	(219)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	230	—	—	—	230
Other comprehensive income (loss)	230		22,405	84	22,719
Accumulated other comprehensive income (loss), June 30, 2017	$(10,743)		$(28,348)	$165	$(38,926)

Accumulated other comprehensive income (loss), March 31, 2016	$(10,244)		$(33,066)	$(96)	$(43,406)
Other comprehensive income (loss) before reclassifications	—		(7,120)	18	(7,102)
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		(7,120)	18	(7,102)
Amounts reclassified from accumulated other comprehensive income (loss)	413		—	—	413
Income tax	(168)		—	—	(168)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	245	—	—	—	245
Other comprehensive income (loss)	245		(7,120)	18	(6,857)
Accumulated other comprehensive income (loss), June 30, 2016	$(9,999)		$(40,186)	$(78)	$(50,263)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	—	27,897	194	28,091
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	27,897	194	28,091
Amounts reclassified from accumulated other comprehensive income (loss)	911	—	—	911
Income tax	(445)	—	—	(445)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	466	—	—	466
Other comprehensive income (loss)	466	27,897	194	28,557
Accumulated other comprehensive income (loss), June 30, 2017	$(10,743)	$(28,348)	$165	$(38,926)

Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	—	1,042	37	1,079
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	1,042	37	1,079
Amounts reclassified from accumulated other comprehensive income (loss)	822	—	—	822
Income tax	(339)	—	—	(339)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	483	—	—	483
Other comprehensive income (loss)	483	1,042	37	1,562
Accumulated other comprehensive income (loss), June 30, 2016	$(9,999)	$(40,186)	$(78)	$(50,263)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and six months ended June 30, 2017, we reclassified $0.4 million and $0.9 million of actuarial net losses. For the three and six months ended June 30, 2016, we reclassified $0.4 million and $0.8 million of actuarial net losses.
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue:
Segment net revenue
Domestic	$2,130,468	$2,345,746	$4,324,428	$4,667,455
International	95,899	88,559	190,894	172,110
Proprietary Products	130,959	134,964	268,112	276,317
Total segment net revenue	$2,357,326	$2,569,269	$4,783,434	$5,115,882
Inter-segment revenue
Proprietary Products	(91,419)	(85,593)	(188,954)	(176,413)
Total inter-segment revenue	(91,419)	(85,593)	(188,954)	(176,413)
Consolidated net revenue	$2,265,907	$2,483,676	$4,594,480	$4,939,469

Operating earnings (loss):
Domestic	$29,460	$43,451	$66,756	$85,169
International	752	893	1,408	2,021
Proprietary Products	8,810	14,255	16,938	27,526
Inter-segment eliminations	19	207	(681)	(457)
Acquisition-related and exit and realignment charges	(2,893)	(6,752)	(11,835)	(17,235)
Other (1)	(3,311)	—	(4,233)	—
Consolidated operating earnings	$32,837	$52,054	$68,353	$97,024

Depreciation and amortization:
Domestic	$6,769	$7,497	$13,630	$15,038
International	3,964	4,416	7,768	8,865
Proprietary Products	1,915	2,213	3,808	4,440
Consolidated depreciation and amortization	$12,648	$14,126	$25,206	$28,343

Capital expenditures:
Domestic	$4,986	$2,659	$13,804	$7,202
International	3,431	2,860	8,453	4,830
Proprietary Products	1,105	880	2,036	1,427
Consolidated capital expenditures	$9,522	$6,399	$24,293	$13,459

	June 30, 2017	December 31, 2016
Total assets:
Domestic	$1,945,271	$1,778,481
International	405,020	352,898
Proprietary Products	387,780	400,885
Segment assets	2,738,071	2,532,264
Cash and cash equivalents	57,066	185,488
Consolidated total assets	$2,795,137	$2,717,752
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

Three Months Ended June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,129,863	$184,187	$(48,143)	$2,265,907
Cost of goods sold	—	1,936,554	103,971	(48,151)	1,992,374
Gross margin	—	193,309	80,216	8	273,533
Distribution, selling and administrative expenses	399	160,422	75,794	—	236,615
Acquisition-related and exit and realignment charges	—	2,325	568	—	2,893
Other operating (income) expense, net	—	1,407	(219)	—	1,188
Operating earnings (loss)	(399)	29,155	4,073	8	32,837
Interest expense (income), net	6,889	(804)	651	—	6,736
Income (loss) before income taxes	(7,288)	29,959	3,422	8	26,101
Income tax (benefit) provision	—	7,409	(1,449)	—	5,960
Equity in earnings of subsidiaries	27,429	—	—	(27,429)	—
Net income (loss)	20,141	22,550	4,871	(27,421)	20,141
Other comprehensive income (loss)	22,719	313	22,406	(22,719)	22,719
Comprehensive income (loss)	$42,860	$22,863	$27,277	$(50,140)	$42,860

Three Months Ended June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,345,746	$176,010	$(38,080)	$2,483,676
Cost of goods sold	—	2,129,586	92,660	(37,990)	2,184,256
Gross margin	—	216,160	83,350	(90)	299,420
Distribution, selling and administrative expenses	357	166,047	76,510	—	242,914
Acquisition-related and exit and realignment charges	—	5,249	1,503	—	6,752
Other operating income, net	—	(1,363)	(937)	—	(2,300)
Operating earnings (loss)	(357)	46,227	6,274	(90)	52,054
Interest expense (income), net	6,903	(846)	708	—	6,765
Income (loss) before income taxes	(7,260)	47,073	5,566	(90)	45,289
Income tax (benefit) provision	—	14,555	3,018	—	17,573
Equity in earnings of subsidiaries	34,976	—	—	(34,976)	—
Net income (loss)	27,716	32,518	2,548	(35,066)	27,716
Other comprehensive income (loss)	(6,857)	264	(7,120)	6,856	(6,857)
Comprehensive income (loss)	$20,859	$32,782	$(4,572)	$(28,210)	$20,859

Six Months Ended June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,323,149	$371,135	$(99,804)	$4,594,480
Cost of goods sold	—	3,926,740	212,157	(99,129)	4,039,768
Gross margin	—	396,409	158,978	(675)	554,712
Distribution, selling and administrative expenses	551	321,657	152,100	—	474,308
Acquisition-related and exit and realignment charges	—	10,124	1,711	—	11,835
Other operating (income) expense, net	—	1,033	(817)	—	216
Operating earnings (loss)	(551)	63,595	5,984	(675)	68,353
Interest expense (income), net	13,737	(1,593)	1,336	—	13,480
Income (loss) before income taxes	(14,288)	65,188	4,648	(675)	54,873
Income tax (benefit) provision	—	15,422	525	—	15,947
Equity in earnings of subsidiaries	53,214	—	—	(53,214)	—
Net income (loss)	38,926	49,766	4,123	(53,889)	38,926
Other comprehensive income (loss)	28,557	660	27,897	(28,557)	28,557
Comprehensive income (loss)	$67,483	$50,426	$32,020	$(82,446)	$67,483

Six Months Ended June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$4,667,454	$348,110	$(76,095)	$4,939,469
Cost of goods sold	—	4,234,851	184,734	(76,172)	4,343,413
Gross margin	—	432,603	163,376	77	596,056
Distribution, selling and administrative expenses	891	335,357	149,391	—	485,639
Acquisition-related and exit and realignment charges	—	13,652	3,583	—	17,235
Other operating income, net	—	(2,747)	(1,095)	—	(3,842)
Operating earnings (loss)	(891)	86,341	11,497	77	97,024
Interest expense (income), net	13,743	(1,475)	1,286	—	13,554
Income (loss) before income taxes	(14,634)	87,816	10,211	77	83,470
Income tax (benefit) provision	—	26,101	5,518	—	31,619
Equity in earnings of subsidiaries	66,485	—	—	(66,485)	—
Net income (loss)	51,851	61,715	4,693	(66,408)	51,851
Other comprehensive income (loss)	1,562	521	1,041	(1,562)	1,562
Comprehensive income (loss)	$53,413	$62,236	$5,734	$(67,970)	$53,413

June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$19,415	$4,159	$33,492	$—	$57,066
Accounts receivable, net	—	563,304	101,874	(9,919)	655,259
Merchandise inventories	—	934,746	71,764	(2,434)	1,004,076
Other current assets	285	120,655	185,512	—	306,452
Total current assets	19,700	1,622,864	392,642	(12,353)	2,022,853
Property and equipment, net	—	101,611	96,831	—	198,442
Goodwill, net	—	180,006	243,101	—	423,107
Intangible assets, net	—	10,619	69,432	—	80,051
Due from O&M and subsidiaries	—	604,922	—	(604,922)	—
Advances to and investment in consolidated subsidiaries	2,083,889	—	—	(2,083,889)	—
Other assets, net	—	43,197	27,487	—	70,684
Total assets	$2,103,589	$2,563,219	$829,493	$(2,701,164)	$2,795,137
Liabilities and equity
Current liabilities
Accounts payable	$—	$745,418	$62,284	$(9,248)	$798,454
Accrued payroll and related liabilities	—	13,532	10,287	—	23,819
Other current liabilities	7,031	107,183	126,877	—	241,091
Total current liabilities	7,031	866,133	199,448	(9,248)	1,063,364
Long-term debt, excluding current portion	545,266	17,917	15,934	—	579,117
Due to O&M and subsidiaries	557,721	—	67,546	(625,267)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	68,705	21,107	—	89,812
Other liabilities	—	61,211	8,062	—	69,273
Total liabilities	1,110,018	1,152,856	312,097	(773,405)	1,801,566
Equity
Common stock	122,453	—	—	—	122,453
Paid-in capital	221,681	174,614	583,872	(758,486)	221,681
Retained earnings (deficit)	688,363	1,246,107	(37,908)	(1,208,199)	688,363
Accumulated other comprehensive income (loss)	(38,926)	(10,358)	(28,568)	38,926	(38,926)
Total equity	993,571	1,410,363	517,396	(1,927,759)	993,571
Total liabilities and equity	$2,103,589	$2,563,219	$829,493	$(2,701,164)	$2,795,137

December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$38,015	$61,266	$86,207	$—	$185,488
Accounts receivable, net	—	526,170	90,016	(10,102)	606,084
Merchandise inventories	—	856,566	61,505	(1,760)	916,311
Other current assets	106	86,907	167,143	—	254,156
Total current assets	38,121	1,530,909	404,871	(11,862)	1,962,039
Property and equipment, net	—	97,725	93,993	—	191,718
Goodwill, net	—	180,006	234,930	—	414,936
Intangible assets, net	—	11,655	70,856	—	82,511
Due from O&M and subsidiaries	—	573,395	—	(573,395)	—
Advances to and investments in consolidated subsidiaries	2,044,963	—	—	(2,044,963)	—
Other assets, net	—	49,887	16,661	—	66,548
Total assets	$2,083,084	$2,443,577	$821,311	$(2,630,220)	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$—	$683,189	$75,512	$(7,951)	$750,750
Accrued payroll and related liabilities	—	32,814	12,237	—	45,051
Other current liabilities	7,106	93,327	138,404	—	238,837
Total current liabilities	7,106	809,330	226,153	(7,951)	1,034,638
Long-term debt, excluding current portion	544,838	3,219	16,526	—	564,583
Due to O&M and subsidiaries	571,102	—	48,044	(619,146)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	70,280	20,103	—	90,383
Other liabilities	—	60,578	7,532	—	68,110
Total liabilities	1,123,046	1,082,297	318,358	(765,987)	1,757,714
Equity					—
Common stock	122,062	—	—	—	122,062
Paid-in capital	219,955	174,614	583,872	(758,486)	219,955
Retained earnings (deficit)	685,504	1,196,341	(42,032)	(1,154,309)	685,504
Accumulated other comprehensive income (loss)	(67,483)	(9,675)	(38,887)	48,562	(67,483)
Total equity	960,038	1,361,280	502,953	(1,864,233)	960,038
Total liabilities and equity	$2,083,084	$2,443,577	$821,311	$(2,630,220)	$2,717,752

Six Months Ended June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$38,926	$49,766	$4,123	$(53,889)	$38,926
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(53,214)	—	—	53,214	—
Depreciation and amortization	—	13,662	11,544	—	25,206
Share-based compensation expense	—	5,619	—	—	5,619
Provision for losses on accounts receivable	—	(707)	339	—	(368)
Deferred income tax (benefit) expense	—	(2,011)	(3,374)	—	(5,385)
Changes in operating assets and liabilities:
Accounts receivable	—	(36,427)	(4,479)	(957)	(41,863)
Merchandise inventories	—	(78,180)	(8,727)	673	(86,234)
Accounts payable	37	62,229	(20,990)	959	42,235
Net change in other assets and liabilities	(561)	(37,367)	(28,075)	—	(66,003)
Other, net	428	4,383	560	—	5,371
Cash provided by (used for) operating activities	(14,384)	(19,033)	(49,079)	—	(82,496)
Investing activities:
Additions to property and equipment	—	(11,787)	(4,646)	—	(16,433)
Additions to computer software and intangible assets	—	(2,016)	(5,844)	—	(7,860)
Proceeds from the sale of property and equipment	—	193	380	—	573
Cash used for investing activities	—	(13,610)	(10,110)	—	(23,720)
Financing activities:
Change in intercompany advances	35,416	(39,347)	3,931	—	—
Proceeds from revolving credit facility	—	15,400	—	—	15,400
Cash dividends paid	(31,476)	—	—	—	(31,476)
Repurchases of common stock	(4,998)	—	—	—	(4,998)
Other, net	(3,158)	(517)	(1,983)	—	(5,658)
Cash provided by (used for) financing activities	(4,216)	(24,464)	1,948	—	(26,732)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,526	—	4,526
Net increase (decrease) in cash and cash equivalents	(18,600)	(57,107)	(52,715)	—	(128,422)
Cash and cash equivalents at beginning of period	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of period	$19,415	$4,159	$33,492	$—	$57,066

Six Months Ended June 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$51,851	$61,715	$4,693	$(66,408)	$51,851
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(66,485)	—	—	66,485	—
Depreciation and amortization	—	15,039	13,304	—	28,343
Share-based compensation expense	—	5,969	—	—	5,969
Provision for losses on accounts receivable	—	(129)	102	—	(27)
Deferred income tax (benefit) expense	—	(2,071)	—	—	(2,071)
Changes in operating assets and liabilities:
Accounts receivable	—	(20,837)	(9,228)	329	(29,736)
Merchandise inventories	—	(21,800)	3,931	(78)	(17,947)
Accounts payable	—	60,864	2,174	(328)	62,710
Net change in other assets and liabilities	1,033	(23,954)	(33,678)	—	(56,599)
Other, net	1,025	218	(500)	—	743
Cash provided by (used for) operating activities	(12,576)	75,014	(19,202)	—	43,236
Investing activities:
Additions to property and equipment	—	(5,502)	(3,355)	—	(8,857)
Additions to computer software and intangible assets	—	(1,700)	(2,902)	—	(4,602)
Proceeds from the sale of property and equipment	—	18	4,547	—	4,565
Cash used for investing activities	—	(7,184)	(1,710)	—	(8,894)
Financing activities:
Change in intercompany advances	71,002	(67,168)	(3,834)	—	—
Cash dividends paid	(32,003)	—	—	—	(32,003)
Repurchases of common stock	(20,849)	—	—	—	(20,849)
Other, net	(3,468)	(1,167)	(1,333)	—	(5,968)
Cash provided by (used for) financing activities	14,682	(68,335)	(5,167)	—	(58,820)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,409	—	2,409
Net increase (decrease) in cash and cash equivalents	2,106	(505)	(23,670)	—	(22,069)
Cash and cash equivalents at beginning of period	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of period	$105,390	$5,109	$28,452	$—	$138,951

Note 14—Recent Accounting Pronouncements
On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this updated guidance included changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of this adoption, we recognized $0.1 million and $0.2 million in excess tax benefits in the income statement for the three and six months ended June 30, 2017. In addition, we recorded these tax benefits related to stock based compensation for the six month period in operating activities in the statements of cash flows and reclassified $0.6 million from financing activities in the prior period to conform to this presentation.
In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenue will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. Amended guidance was issued on: principal versus agent considerations, shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, clarification on how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The amended guidance also requires additional quantitative and qualitative disclosures. These amended standards are all effective for us beginning January 1, 2018 and allow for either full retrospective adoption or modified retrospective adoption (cumulative effect). We have made progress on our evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. Our revenue is primarily distribution revenue, which we recognize at the time shipment is completed and title passes to the customer. Although we are continuing to assess the impact of the amended guidance, including impact on financial disclosures, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance. We are still evaluating our method of adoption and whether and how the guidance may require changes to our business processes, systems and controls to support the additional required disclosures.
There have been no changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 15—Subsequent Events
On August 1, 2017, we completed our previously announced acquisition of Byram Healthcare (Byram) in accordance with the Interest Purchase Agreement dated May 2, 2017. Byram is a leading domestic distributor of reimbursable medical supplies sold directly to patients and home health agencies. Under the terms of the agreement, we acquired all of the equity interests of Byram for $380 million plus cash less assumed debt and debt-like items. The acquisition is expected to contribute approximately $450 million in annual revenues and be modestly accretive to 2017 results. The initial allocation of purchase price to assets and liabilities acquired is not yet complete.
On July 27, 2017, we replaced our Amended Credit Agreement with a new Credit Agreement which includes a revolving credit facility and a term loan. See Note 7 for more information.
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

Financial highlights. The following table provides a reconciliation of reported operating earnings, net income and net income per diluted common share to non-GAAP measures used by management. In the second quarter of 2017 we began to exclude acquisition-related intangible amortization from our non-GAAP measures, along with the previously excluded items. Intangible amortization amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results and the results of our peers. Prior period amounts have been recast on the same basis.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2017	2016	2017	2016
Operating earnings, as reported (GAAP)	$32,837	$52,054	$68,353	$97,024
Acquisition-related and exit and realignment charges (1)	2,893	6,752	11,835	17,235
Acquisition-related intangible amortization (2)	2,347	2,538	4,666	5,063
Other (3)	3,311	—	4,233	—
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$41,388	$61,344	$89,087	$119,322

Net income, as reported (GAAP)	$20,141	$27,716	$38,926	$51,851
Acquisition-related and exit and realignment charges (1)	2,893	6,752	11,835	17,235
Income tax expense (benefit) (4)	(1,008)	(2,245)	(4,513)	(5,599)
Acquisition-related intangible amortization (2)	2,347	2,538	4,666	5,063
Income tax expense (benefit) (4)	(696)	(658)	(1,392)	(1,312)
Other (3)	3,311	—	4,233	—
Income tax expense (benefit) (4)	(1,139)	—	(1,492)	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$25,849	$34,103	$52,263	$67,238

Net income per diluted common share, as reported (GAAP)	$0.33	$0.45	$0.64	$0.83
Acquisition-related and exit and realignment charges, per diluted common share (1)	0.03	0.07	0.12	0.19
Acquisition-related intangible amortization, per diluted common share (2)	0.03	0.03	0.05	0.06
Other, per diluted common share (3)	0.04	—	0.05	—
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.43	$0.55	$0.86	$1.08
Net income per diluted share was $0.33 and $0.64 for the three and six months ended June 30, 2017, a decrease of $0.12 and $0.19 when compared to the same periods of 2016. Adjusted EPS (non-GAAP) was $0.43 and $0.86 for the three and six months ended June 30, 2017, a decrease of $0.12 and $0.22 compared to prior year. Net income in both periods of 2017 benefitted by $3.4 million or $0.06 per share from the release of an income tax valuation allowance in Europe during the second quarter. Domestic segment operating earnings were $29.5 million in the quarter and $66.8 million for the year to date period compared to $43.5 million and $85.2 million in the prior year comparative periods. The declines were largely a result of the exit of a large customer in 2016, provider margin compression and lower income from manufacturer product price changes on a year to date basis. We expect revenue and gross margin to continue to be negatively affected by this customer exit as well as other competitive dynamics. The International segment operating earnings were $0.8 million for the quarter and $1.4 million year to date, compared to $0.9 million and $2.0 million in the prior year. The change compared to prior year resulted from increased on-boarding costs associated with new business. Proprietary Products operating earnings were $8.8 million and $16.9 million, reflecting decreases of $5.4 million and $10.6 million as a result of lower revenues compared to prior year and increased production costs.
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
(1) Acquisition-related charges were $0.7 million and $2.0 million for the three and six months ended June 30, 2017 compared to $0.7 million and $0.3 million for the same periods of 2016. Current year charges were primarily transaction and transition costs associated with the pending acquisition of Byram Healthcare. The prior year amounts related primarily to costs incurred to settle certain obligations and address other on-going matters associated with the acquisitions of ArcRoyal and Medical Action.
Exit and realignment charges were $2.2 million and $9.8 million for the three and six months ended June 30, 2017. Current year charges were associated with the write-down of information system assets which are no longer used and severance charges from reduction in force and other employee costs associated with the establishment of our new client engagement center. Expenses associated with the establishment of the client engagement center will continue to be recorded throughout 2017. Exit and realignment charges were $6.0 million and $16.9 million for the three and six months ended June 30, 2016. These included severance activities (including our voluntary employee separation program in the first quarter of 2016), and other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in the United States and Europe. More information about these charges is provided in Note 5 of Notes to Consolidated Financial Statements included in this quarterly report.
(2) Acquisition-related intangible amortization includes amortization of certain intangible assets established during purchase accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results and the results of our peers. We have begun to exclude these charges from our non-GAAP results in the second quarter of 2017 and thus prior year amounts have been recast on the same basis.
(3) Includes software as a service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(4) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Domestic	$2,130,468	$2,345,746	$(215,278)	(9.2)%
International	95,899	88,559	7,340	8.3%
Proprietary Products	130,959	134,964	(4,005)	(3.0)%
Inter-segment	(91,419)	(85,593)	(5,826)	6.8%
Net revenue	$2,265,907	$2,483,676	$(217,769)	(8.8)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Domestic	$4,324,428	$4,667,455	$(343,027)	(7.3)%
International	190,894	172,110	18,784	10.9%
Proprietary Products	268,112	276,317	(8,205)	(3.0)%
Inter-segment	(188,954)	(176,413)	(12,541)	7.1%
Net revenue	$4,594,480	$4,939,469	$(344,989)	(7.0)%

Consolidated net revenue declined during the three and six months ended June 30, 2017 primarily as a result of the exit of a large domestic customer in 2016. The increase in the International segment was driven by growth with existing customers and new business, partially offset by unfavorable foreign currency translation impacts of $6.7 million for the quarter and $15.2 million year to date. A decrease in sales of our sourced products contributed to the year over year change in the Proprietary Products segment.
Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of goods sold	$1,992,374	$2,184,256	$(191,882)	(8.8)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of goods sold	$4,039,768	$4,343,413	$(303,645)	(7.0)%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Proprietary Products business. There is no cost of goods sold associated with our fee-for-service business. As a result of the decrease in sales activity through our distribution and kitting businesses, cost of goods sold decreased from prior year by $191.9 million and $303.6 million for the three and six months ended June 30, 2017, respectively.
Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Gross margin	$273,533	$299,420	$(25,887)	(8.6)%
As a % of net revenue	12.07%	12.06%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Gross margin	$554,712	$596,056	$(41,344)	(6.9)%
As a % of net revenue	12.07%	12.07%
The changes in gross margin compared to the prior year were largely attributable to lower revenues, a decline in provider margin, lower income from manufacturer product price changes (on a year to date basis), and the unfavorable impact of foreign currency translation of $3.7 million and $8.4 million for the three and six months ended June 30, 2017, partially offset by a change in revenue mix. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased gross margin pressure will continue.
Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling and administrative expenses	$236,615	$242,914	$(6,299)	(2.6)%
As a % of net revenue	10.44%	9.78%
Other operating (income) expense, net	$1,188	$(2,300)	$3,488	(151.7)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling and administrative expenses	$474,308	$485,639	$(11,331)	(2.3)%
As a % of net revenue	10.32%	9.83%
Other operating (income) expense, net	$216	$(3,842)	$4,058	(105.6)%
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
The decreases in DS&A expenses compared to prior year reflected the decreased sales activity in the quarter and year to date and benefits of cost control and productivity initiatives, as well as favorable foreign currency translation impacts of $3.7 million and $8.4 million for the three and six months ended June 30, 2017. These were offset in part by on-boarding costs in connection with new business. As a percentage of net revenue, the increases related to the large customer loss in 2016.
The changes in other operating (income) expense, net were attributed primarily to software as a service implementation expenses which were not incurred in 2016.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense, net	$6,736	$6,765	$(29)	(0.4)%
Effective interest rate	4.76%	4.81%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense, net	$13,480	$13,554	$(74)	(0.5)%
Effective interest rate	4.79%	4.80%
Interest expense for the three and six months ended June 30, 2017 were consistent with prior year.
Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Income tax provision	$5,960	$17,573	$(11,613)	(66.1)%
Effective tax rate	22.8%	38.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2017	2016	$	%
Income tax provision	$15,947	$31,619	$(15,672)	(49.6)%
Effective tax rate	29.1%	37.9%
The changes in the effective tax rate compared to 2016 resulted primarily from the release of an income tax valuation allowance in Europe for $3.4 million during the second quarter of 2017, resulting from improved operating performance, and a higher percentage overall of the company's pretax income earned in lower tax rate jurisdictions when compared to prior year.

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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers. Changes in shipping terms with certain of our suppliers have contributed to increased inventory and accounts payable and had an unfavorable impact on inventory turnover.

	June 30, 2017	December 31, 2016	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$57,066	$185,488	$(128,422)	(69.2)%
Accounts receivable, net of allowances	$655,259	$606,084	$49,175	8.1%
Consolidated DSO (1)	25.6	23.1
Merchandise inventories	$1,004,076	$916,311	$87,765	9.6%
Consolidated inventory turnover (2)	8.2	9.2
Accounts payable	$798,454	$750,750	$47,704	6.4%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold for the quarter ended June 30, 2017 and year ended December 31, 2016
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2017 and 2016:

(Dollars in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$(82,496)	$43,236
Investing activities	(23,720)	(8,894)
Financing activities	(26,732)	(58,820)
Effect of exchange rate changes	4,526	2,409
Increase (decrease) in cash and cash equivalents	$(128,422)	$(22,069)
Cash used for operating activities was $82.5 million in the first six months of 2017, compared to cash provided by operating activities of $43.2 million in the same period of 2016. The decrease in cash from operating activities for the first six months of 2017 compared to the same period in 2016 was primarily due to unfavorable changes in working capital including inventory and accounts receivable balances as well as receivables and payables associated with our order-to-cash business.
Cash used for investing activities was $23.7 million in the first six months of 2017, compared to $8.9 million in the same period of 2016. Investing activities in 2017 and 2016 related to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2016 was partially offset by $4.6 million in proceeds from the sale of property.
Cash used for financing activities in the first six months of 2017 was $26.7 million, compared to $58.8 million used in the same period of 2016. During the first six months of 2017, we paid dividends of $31.5 million (compared to $32.0 million in 2016), repurchased common stock under a share repurchase program for $5.0 million (compared to $20.8 million in 2016) and borrowed $15.4 million on our revolving credit facility (there were no outstanding borrowings in the prior year period).
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On September 17, 2014, we amended our existing Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Amended Credit Agreement) increasing our borrowing capacity from $350 million to $450 million and extending the term through 2019. Under the Amended Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Amended Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Amended Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Amended Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at June 30, 2017, the interest rate under the credit facility is LIBOR plus 1.375%.
At June 30, 2017, we had $15.4 million in borrowings and letters of credit of approximately $5.1 million outstanding under the Amended Credit Agreement, leaving $429.5 million available for borrowing. We also had a letter of credit outstanding for $1.2 million as of June 30, 2017 and $1.1 million as of December 31, 2016 which supports our facilities leased in Europe.
On July 27, 2017, we entered into a new Credit Agreement to replace the existing Amended Credit Agreement. The new agreement provides borrowing capacity of $600 million and a $250 million term loan. The revolving credit and term loan have a five-year maturity. All other significant terms are the same as the previously disclosed Amended Credit Agreement. The proceeds from the new borrowing were primarily used to fund the Byram acquisition which closed on August 1, 2017. See Note 15 of Notes to Consolidated Financial Statements in this quarterly report.
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
In the second quarter of 2017, we paid cash dividends on our outstanding common stock at the rate of $0.2575 per share, which represents a 1.0% increase over the rate of $0.255 per share paid in the second quarter of 2016. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. During the first six months of 2017, we repurchased approximately 0.2 million shares for $5.0 million under this program. At June 30, 2017, the remaining amount authorized for repurchase under this program was $94.0 million.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $32.8 million and $82.1 million as of June 30, 2017 and December 31, 2016. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
We believe available financing sources, including cash generated by operating activities and borrowings under the new Credit Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2017.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had $15.4 million in outstanding borrowings and approximately $5.1 million in letters of credit under the revolving credit facility at June 30, 2017. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.56 per gallon in the first six months of 2017, an increase from $2.18 per gallon in the first six months of 2016. Based on our fuel consumption in the first six months of 2017, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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

Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Through June 30, 2017, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2016. As a result of the acquisition of Byram Healthcare (Byram), we have added the following risk factors. There have been no other material changes in the risk factors described in such Annual Report.
We are subject to stringent regulatory and licensing requirements
We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels. Among these laws are the federal Anti-kickback Statute, the federal Stark Law, the False Claims Act and similar state laws relating to healthcare fraud and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations and financial condition.
Our Byram business is a Medicare-certified supplier and participates in state Medicaid programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. Violations of federal, state or foreign laws concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.
Compliance with the terms and conditions of Byram’s Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could seriously harm our results of operations, liquidity and financial results.
Prior to its acquisition by Owens & Minor, Byram entered into a five-year Corporate Integrity Agreement beginning April 2016 with the Office of Inspector General of the United States Department of Health and Human Services (“OIG”). The Corporate Integrity Agreement provides that Byram shall, among other things, establish and maintain a compliance program, including a corporate compliance officer and committee, a code of conduct, comprehensive compliance policies and procedures, training and monitoring, a review process for certain arrangements between Byram and referral sources, a compliance hotline, an open door policy and a disciplinary process for compliance violations. The Corporate Integrity Agreement further provides that Byram shall provide periodic reports to the OIG, complete certain regular certifications and engage an Independent Review Organization to perform reviews of certain arrangements between Byram and referral sources.
Failing to meet the Corporate Integrity Agreement obligations could have material adverse consequences for Byram including monetary penalties for each instance of non-compliance. In addition, in the event of an uncured material breach or deliberate violation of the Corporate Integrity Agreement, we could be excluded from participation in Federal healthcare programs, or other significant penalties, which could seriously harm our results of operations, liquidity and financial results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. For the three months ended June 30, 2017, we repurchased in open-market transactions and retired 0.2 million shares of our common stock for an aggregate of $5.0 million, or an average price per share of $32.27. The following table summarizes share repurchase activity by month during the three months ended June 30, 2017.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced program	Maximum dollar value of shares that may yet be purchased under the program
April 2017	—	$—	—	$98,971,148
May 2017	154,855	$32.27	154,855	$93,971,159
June 2017	—	$—	—	$93,971,159
Total	154,855		154,855

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	August 2, 2017	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	August 2, 2017	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International

Item 6. Exhibits

(a)	Exhibits

10.1
Credit Agreement, dated as of July 27, 2017, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC,  (the “Borrowers”), Owens & Minor, Inc. and certain of its domestic subsidiaries (together, the “Guarantors), Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Bank, N.A. (the “Administrative Agent”), a syndicate of financial institutions party thereto,  and the other agents party thereto  (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2017)

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