Form 10-Q
period 2017-09-30
OWENS & MINOR INC/VA/
filed 2017-11-02
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 27, 2017, was 61,249,613 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net revenue	$2,333,961	$2,415,601	$6,928,441	$7,355,069
Cost of goods sold	2,032,019	2,119,326	6,071,787	6,462,739
Gross margin	301,942	296,275	856,654	892,330
Distribution, selling, and administrative expenses	261,045	241,305	735,353	726,944
Acquisition-related and exit and realignment charges	9,299	2,739	21,134	19,974
Other operating (income) expense, net	1,927	(1,337)	2,143	(5,179)
Operating earnings	29,671	53,568	98,024	150,591
Interest expense, net	8,737	6,770	22,218	20,324
Income before income taxes	20,934	46,798	75,806	130,267
Income tax provision	10,063	16,967	26,010	48,585
Net income	$10,871	$29,831	$49,796	$81,682
Net income per common share:
Basic and diluted	$0.18	$0.48	$0.82	$1.32
Cash dividends per common share	$0.2575	$0.255	$0.7725	$0.765

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$10,871	$29,831	$49,796	$81,682
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2017 and 2016)	12,254	1,401	40,151	2,443
Change in unrecognized net periodic pension costs (net of income tax of $220 and $665 in 2017 and $194 and $532 in 2016)	236	218	702	701
Other (net of income tax of $0 in 2017 and 2016)	94	82	288	119
Total other comprehensive income (loss), net of tax	12,584	1,701	41,141	3,263
Comprehensive income	$23,455	$31,532	$90,937	$84,945

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2017	2016
Assets
Current assets
Cash and cash equivalents	$98,415	$185,488
Accounts receivable, net of allowances of $14,609 and $13,538	732,756	606,084
Merchandise inventories	989,251	916,311
Other current assets	311,499	254,156
Total current assets	2,131,921	1,962,039
Property and equipment, net of accumulated depreciation of $224,970 and $201,399	203,587	191,718
Goodwill, net	690,230	414,936
Intangible assets, net	231,886	82,511
Other assets, net	76,532	66,548
Total assets	$3,334,156	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$875,630	$750,750
Accrued payroll and related liabilities	31,998	45,051
Other current liabilities	296,663	238,837
Total current liabilities	1,204,291	1,034,638
Long-term debt, excluding current portion	917,256	564,583
Deferred income taxes	137,539	90,383
Other liabilities	71,286	68,110
Total liabilities	2,330,372	1,757,714
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 61,249 shares and 61,031 shares	122,499	122,062
Paid-in capital	224,183	219,955
Retained earnings	683,444	685,504
Accumulated other comprehensive loss	(26,342)	(67,483)
Total equity	1,003,784	960,038
Total liabilities and equity	$3,334,156	$2,717,752

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating activities:
Net income	$49,796	$81,682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,060	42,182
Share-based compensation expense	8,592	8,934
Provision for losses on accounts receivable	1,158	(216)
Deferred income tax (benefit) expense	(4,585)	(3,233)
Changes in operating assets and liabilities:
Accounts receivable	(79,114)	5,023
Merchandise inventories	(56,134)	(5,066)
Accounts payable	79,787	58,742
Net change in other assets and liabilities	(40,634)	(44,903)
Other, net	5,719	1,366
Cash provided by operating activities	5,645	144,511
Investing activities:
Acquisition, net of cash acquired	(366,569)	—
Additions to property and equipment	(24,963)	(13,682)
Additions to computer software and intangible assets	(12,826)	(7,081)
Proceeds from sale of property and equipment	780	4,497
Cash used for investing activities	(403,578)	(16,266)
Financing activities:
Change in bank overdraft	—	21,753
Proceeds from debt issuance	250,000	—
Borrowing under revolving credit facility	117,200	—
Financing costs paid	(1,798)	—
Cash dividends paid	(47,316)	(47,802)
Repurchases of common stock	(5,000)	(48,654)
Other, net	(7,363)	(8,118)
Cash provided by (used for) financing activities	305,723	(82,821)
Effect of exchange rate changes on cash and cash equivalents	5,137	6,652
Net increase (decrease) in cash and cash equivalents	(87,073)	52,076
Cash and cash equivalents at beginning of period	185,488	161,020
Cash and cash equivalents at end of period	$98,415	$213,096
Supplemental disclosure of cash flow information:
Income taxes paid, net	$26,917	$57,996
Interest paid	$19,951	$20,023

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				81,682		81,682
Other comprehensive loss					3,263	3,263
Dividends declared ($0.765 per share)				(47,671)		(47,671)
Shares repurchased and retired	(1,378)	(2,757)		(45,896)		(48,653)
Share-based compensation expense, exercises and other	274	549	4,923			5,472
Balance September 30, 2016	61,699	$123,398	$216,866	$694,981	$(48,562)	$986,683

Balance December 31, 2016	61,031	$122,062	$219,955	$685,504	$(67,483)	$960,038
Net income				49,796		49,796
Other comprehensive income					41,141	41,141
Dividends declared ($0.7725 per share)				(47,169)		(47,169)
Shares repurchased and retired	(155)	(310)		(4,687)		(4,997)
Share-based compensation expense, exercises and other	373	747	4,228			4,975
Balance September 30, 2017	61,249	$122,499	$224,183	$683,444	$(26,342)	$1,003,784

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Basis of Presentation and Use of Estimates
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Clinical & Procedural Solutions (CPS) business segment has been renamed "Proprietary Products" effective January 1, 2017. Byram Healthcare (Byram), acquired on August 1, 2017, is included in the Domestic segment. There have been no other changes to the segment composition or our method of measuring segment operating earnings.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). We determine the fair value of our derivatives, if any, based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies. See Note 8 for the fair value of long-term debt.
Note 3—Acquisition
On August 1, 2017, we completed the acquisition of Byram Healthcare, a leading domestic distributor of reimbursable medical supplies sold directly to patients and home health agencies.
The consideration was $367 million, net of cash acquired, which is subject to final working capital adjustments with the seller. The purchase price was allocated on a preliminary basis to the underlying assets acquired and liabilities assumed based upon our current estimate of their fair values at the date of acquisition. The purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $263 million, which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete.

Preliminary Fair Value Estimated as of Acquisition Date
Assets acquired:
Current assets	$62,902
Goodwill	263,155
Intangible assets	156,000
Noncurrent assets	3,615
Total assets	485,672
Liabilities assumed:
Current liabilities	72,397
Noncurrent liabilities	46,706
Total liabilities	119,103
Fair value of net assets acquired, net of cash	$366,569
We are amortizing the preliminary fair value of acquired intangible assets, primarily customer relationships and a tradename, over their estimated remaining weighted average useful lives of 10 years.
Goodwill of $263 million, which we assigned to our Domestic segment, consists largely of expected opportunities to expand into the non-acute market with direct to patient distribution capabilities. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for Byram has not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition-related expenses in the current year consisted primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate the Byram acquisition, and costs to transition the acquired operations. We recognized pre-tax acquisition-related expenses of $3.1 million in 2017 related to these activities.
Note 4—Financing Receivables and Payables
At September 30, 2017 and December 31, 2016, we had financing receivables of $176.9 million and $156.5 million and related payables of $105.5 million and $110.0 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through September 30, 2017:

	Domestic	International	Proprietary Products	Consolidated
Carrying amount of goodwill, December 31, 2016	$180,006	$19,391	$215,539	$414,936
Acquisition (See Note 3)	263,155	—	—	263,155
Currency translation adjustments	—	10,001	2,138	12,139
Carrying amount of goodwill, September 30, 2017	$443,161	$29,392	$217,677	$690,230

Intangible assets at September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017		December 31, 2016
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$241,444	$41,483	$118,223	$4,045
Accumulated amortization	(48,757)	(2,284)	(38,429)	(1,328)
Net intangible assets	$192,687	$39,199	$79,794	$2,717
At September 30, 2017, $163.5 million in net intangible assets were held in the Domestic segment, $10.2 million were held in the International segment and $58.2 million were held in the Proprietary Products segment. Amortization expense for intangible assets was $5.1 million and $2.2 million for the three months ended September 30, 2017 and 2016 and $9.7 million and $6.6 million for the nine months ended September 30, 2017 and 2016.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $11.6 million for the remainder of 2017, $24.6 million for 2018, $24.7 million for 2019, $24.7 million for 2020, $24.4 million for 2021 and $23.5 million for 2022.
Note 6—Exit and Realignment Charges
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
Exit and realignment charges by segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic segment	$3,880	$1,224	$12,421	$14,194
International segment	574	457	1,406	3,284
Proprietary Products segment	592	465	1,015	1,574
Total exit and realignment charges	$5,046	$2,146	$14,842	$19,052

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2017 and 2016:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2016	$—	$2,238	$2,238
Provision for exit and realignment activities	—	3,211	3,211
Change in estimate	—	(304)	(304)
Cash payments	—	(3,034)	(3,034)
Accrued exit and realignment costs, March 31, 2017	—	2,111	2,111
Provision for exit and realignment activities	—	1,382	1,382
Change in estimate	—	(18)	(18)
Cash payments	—	(667)	(667)
Accrued exit and realignment costs, June 30, 2017	—	2,808	2,808
Provision for exit and realignment activities	—	3,156	3,156
Cash payments	—	(423)	(423)
Accrued exit and realignment costs, September 30, 2017	$—	$5,541	$5,541

Accrued exit and realignment costs, December 31, 2015	$486	$1,840	$2,326
Provision for exit and realignment activities	—	9,895	9,895
Cash payments, net of sublease income	(486)	(1,287)	(1,773)
Accrued exit and realignment costs, March 31, 2016	—	10,448	10,448
Provision for exit and realignment activities	—	1,254	1,254
Cash payments, net of sublease income	—	(7,087)	(7,087)
Accrued exit and realignment costs, June 30, 2016	—	4,615	4,615
Provision for exit and realignment activities	—	725	725
Change in Estimate	—	(268)	(268)
Cash payments, net of sublease income	—	(2,066)	(2,066)
Accrued exit and realignment costs, September 30, 2016	$—	$3,006	$3,006
In addition to the exit and realignment accruals in the preceding table, we also incurred $1.9 million of costs that were expensed as incurred for the three months ended September 30, 2017, including $1.7 million in information system restructuring costs, and $0.2 million in other costs. For the nine months ended September 30, 2017, we recognized $7.4 million of costs that were expensed as incurred, including $4.5 million in asset write-downs, $1.9 million in information system restructuring costs and $1.0 million in other costs.
We incurred $1.7 million of costs that were expensed as incurred for the three months ended September 30, 2016, including $0.7 million in other facility costs, $0.5 million in labor costs, $0.4 million in information systems costs, and $0.1 million in other costs. For the nine months ended September 30, 2016, we recognized $7.4 million of costs that were expensed as incurred, including $3.6 million in consulting costs, $1.8 million in information system costs, $0.7 million in other facility costs, $0.5 million in labor costs, and $0.8 million in other costs.

Note 7—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$26	$27	$53	$70
Interest cost	474	508	1,422	1,523
Recognized net actuarial loss	456	412	1,367	1,236
Net periodic benefit cost	$956	$947	$2,842	$2,829
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016 and $1.3 million for the nine months ended September 30, 2017 and 2016.
Note 8—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of September 30, 2017 and December 31, 2016, the estimated fair value of the 2021 Notes was $280.1 million and $274.5 million and the estimated fair value of the 2024 Notes was $276.9 million and $270.0 million, respectively.
On July 27, 2017, we entered into a new Credit Agreement replacing the Amended Credit Agreement. The new agreement provides borrowing capacity of $600 million and a $250 million term loan. We make principal payments under the term loan on a quarterly basis with the remaining outstanding principal due in five years. The revolving credit facility has a five-year maturity. The proceeds from the new borrowing were primarily used to fund the Byram acquisition which closed on August 1, 2017. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our leverage ratio at September 30, 2017, the interest rate under the credit facility is LIBOR plus 1.375%.
At September 30, 2017, we had borrowings of $117.2 million under the revolver and letters of credit of approximately $5.1 million outstanding under the Credit Agreement, leaving $477.7 million available for borrowing. We also had a letter of credit outstanding for $1.3 million as of September 30, 2017 and $1.1 million at December 31, 2016, which supports our facilities leased in Europe.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2017.

Note 9—Income Taxes
The effective tax rate was 48.1% and 34.3% for the three and nine months ended September 30, 2017, compared to 36.3% and 37.3% in the same periods of 2016. The changes in the effective tax rate compared to 2016 resulted primarily from a change in income mix among different tax rate jurisdictions and the effect of certain acquisition-related costs which were not deductible for tax purposes offset on a year to date basis by the release of an income tax valuation allowance in Europe for $3.4 million during the second quarter of 2017.
The liability for unrecognized tax benefits was $13.3 million at September 30, 2017, and $10.7 million at December 31, 2016. Included in the liability at September 30, 2017 were $5.0 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 10—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income	$10,871	$29,831	$49,796	$81,682
Less: income allocated to unvested restricted shares	(279)	(291)	(738)	(855)
Net income attributable to common shareholders - basic	10,592	29,540	49,058	80,827
Add: undistributed income attributable to unvested restricted shares - basic	—	80	16	216
Less: undistributed income attributable to unvested restricted shares - diluted	—	(80)	(16)	(216)
Net income attributable to common shareholders - diluted	$10,592	$29,540	$49,058	$80,827
Denominator:
Weighted average shares outstanding - basic and diluted	59,849	61,015	60,010	61,405
Net income per share attributable to common shareholders:
Basic and diluted	$0.18	$0.48	$0.82	$1.32
Note 11—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. During the nine months ended September 30, 2017, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate of $5.0 million, or an average price per share of $32.27. As of September 30, 2017, we have approximately $94.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 12—Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2017 and 2016:

	Retirement Plans		Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), June 30, 2017	$(10,743)		$(28,348)	$165	$(38,926)
Other comprehensive income (loss) before reclassifications	—		12,254	94	12,348
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		12,254	94	12,348
Amounts reclassified from accumulated other comprehensive income (loss)	456		—	—	456
Income tax	(220)		—	—	(220)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	236	—	—	—	236
Other comprehensive income (loss)	236		12,254	94	12,584
Accumulated other comprehensive income (loss), September 30, 2017	$(10,507)		$(16,094)	$259	$(26,342)

Accumulated other comprehensive income (loss), June 30, 2016	$(9,999)		$(40,186)	$(78)	$(50,263)
Other comprehensive income (loss) before reclassifications	—		1,401	82	1,483
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		1,401	82	1,483
Amounts reclassified from accumulated other comprehensive income (loss)	412		—	—	412
Income tax	(194)		—	—	(194)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	218	—	—	—	218
Other comprehensive income (loss)	218		1,401	82	1,701
Accumulated other comprehensive income (loss), September 30, 2016	$(9,781)		$(38,785)	$4	$(48,562)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications		40,151	288	40,439
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	40,151	288	40,439
Amounts reclassified from accumulated other comprehensive income (loss)	1,367	—	—	1,367
Income tax	(665)	—	—	(665)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	702	—	—	702
Other comprehensive income (loss)	702	40,151	288	41,141
Accumulated other comprehensive income (loss), September 30, 2017	$(10,507)	$(16,094)	$259	$(26,342)

Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	—	2,443	119	2,562
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	2,443	119	2,562
Amounts reclassified from accumulated other comprehensive income (loss)	1,233	—	—	1,233
Income tax	(532)	—	—	(532)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	701	—	—	701
Other comprehensive income (loss)	701	2,443	119	3,263
Accumulated other comprehensive income (loss), September 30, 2016	$(9,781)	$(38,785)	$4	$(48,562)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and nine months ended September 30, 2017, we reclassified $0.5 million and $1.4 million of actuarial net losses. For the three and nine months ended September 30, 2016, we reclassified $0.4 million and $1.2 million of actuarial net losses.
Note 13—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under three segments: Domestic, International and Proprietary Products. The Domestic segment includes our United States distribution, logistics and value-added services business. Byram, acquired on August 1, 2017, is included in the Domestic segment. The International segment consists of our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing.
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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenue:
Segment net revenue
Domestic	$2,194,143	$2,287,233	$6,518,571	$6,954,687
International	96,661	83,751	287,555	255,861
Proprietary Products	124,542	132,705	392,654	409,022
Total segment net revenue	$2,415,346	$2,503,689	$7,198,780	$7,619,570
Inter-segment revenue
Proprietary Products	(81,385)	(88,088)	(270,339)	(264,501)
Total inter-segment revenue	(81,385)	(88,088)	(270,339)	(264,501)
Consolidated net revenue	$2,333,961	$2,415,601	$6,928,441	$7,355,069

Operating earnings (loss):
Domestic	$36,056	$41,034	$102,812	$126,202
International	(2,163)	1,382	(754)	3,402
Proprietary Products	9,102	14,340	26,040	41,866
Inter-segment eliminations	416	(449)	(266)	(905)
Acquisition-related and exit and realignment charges	(9,299)	(2,739)	(21,134)	(19,974)
Other(1)	(4,441)	—	(8,674)	—
Consolidated operating earnings	$29,671	$53,568	$98,024	$150,591

Depreciation and amortization:
Domestic	$9,602	$7,360	$23,233	$22,399
International	4,304	4,259	12,072	13,125
Proprietary Products	1,947	2,218	5,755	6,658
Consolidated depreciation and amortization	$15,853	$13,837	$41,060	$42,182

Capital expenditures:
Domestic	$9,572	$3,071	$23,376	$10,274
International	3,206	3,223	11,659	8,053
Proprietary Products	718	1,009	2,754	2,436
Consolidated capital expenditures	$13,496	$7,303	$37,789	$20,763

	September 30, 2017	December 31, 2016
Total assets:
Domestic	$2,416,079	$1,778,481
International	418,331	352,898
Proprietary Products	401,331	400,885
Segment assets	3,235,741	2,532,264
Cash and cash equivalents	98,415	185,488
Consolidated total assets	$3,334,156	$2,717,752
(1) Software as a Service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.

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

Three Months Ended September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,113,450	$264,765	$(44,254)	$2,333,961
Cost of goods sold	—	1,919,049	157,439	(44,469)	2,032,019
Gross margin	—	194,401	107,326	215	301,942
Distribution, selling and administrative expenses	(117)	159,108	102,054	—	261,045
Acquisition-related and exit and realignment charges	—	6,960	2,339	—	9,299
Other operating (income) expense, net	—	448	1,479	—	1,927
Operating earnings (loss)	117	27,885	1,454	215	29,671
Interest expense (income), net	7,018	(1,184)	2,903	—	8,737
Income (loss) before income taxes	(6,901)	29,069	(1,449)	215	20,934
Income tax (benefit) provision	—	7,881	2,182	—	10,063
Equity in earnings of subsidiaries	17,772	—	—	(17,772)	—
Net income (loss)	10,871	21,188	(3,631)	(17,557)	10,871
Other comprehensive income (loss)	12,584	330	12,254	(12,584)	12,584
Comprehensive income (loss)	$23,455	$21,518	$8,623	$(30,141)	$23,455

Three Months Ended September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,287,335	$168,216	$(39,950)	$2,415,601
Cost of goods sold	—	2,070,639	89,192	(40,505)	2,119,326
Gross margin	—	216,696	79,024	555	296,275
Distribution, selling and administrative expenses	(52)	169,451	71,906	—	241,305
Acquisition-related and exit and realignment charges	—	2,237	502	—	2,739
Other operating income, net	—	(1,205)	(132)	—	(1,337)
Operating earnings (loss)	52	46,213	6,748	555	53,568
Interest expense (income), net	7,403	(1,345)	712	—	6,770
Income (loss) before income taxes	(7,351)	47,558	6,036	555	46,798
Income tax (benefit) provision	—	14,131	2,836	—	16,967
Equity in earnings of subsidiaries	37,182	—	—	(37,182)	—
Net income (loss)	29,831	33,427	3,200	(36,627)	29,831
Other comprehensive income (loss)	1,701	299	1,402	(1,701)	1,701
Comprehensive income (loss)	$31,532	$33,726	$4,602	$(38,328)	$31,532

Nine Months Ended September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,436,599	$635,900	$(144,058)	$6,928,441
Cost of goods sold	—	5,845,789	369,596	(143,598)	6,071,787
Gross margin	—	590,810	266,304	(460)	856,654
Distribution, selling and administrative expenses	434	480,765	254,154	—	735,353
Acquisition-related and exit and realignment charges	—	17,084	4,050	—	21,134
Other operating (income) expense, net	—	1,481	662	—	2,143
Operating earnings (loss)	(434)	91,480	7,438	(460)	98,024
Interest expense (income), net	20,756	(2,777)	4,239	—	22,218
Income (loss) before income taxes	(21,190)	94,257	3,199	(460)	75,806
Income tax (benefit) provision	—	23,303	2,707	—	26,010
Equity in earnings of subsidiaries	70,986	—	—	(70,986)	—
Net income (loss)	49,796	70,954	492	(71,446)	49,796
Other comprehensive income (loss)	41,141	990	40,151	(41,141)	41,141
Comprehensive income (loss)	$90,937	$71,944	$40,643	$(112,587)	$90,937

Nine Months Ended September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$6,954,983	$516,131	$(116,045)	$7,355,069
Cost of goods sold	—	6,305,489	273,927	(116,677)	6,462,739
Gross margin	—	649,494	242,204	632	892,330
Distribution, selling and administrative expenses	838	504,984	221,122	—	726,944
Acquisition-related and exit and realignment charges	—	15,888	4,086	—	19,974
Other operating income, net	—	(3,952)	(1,227)	—	(5,179)
Operating earnings (loss)	(838)	132,574	18,223	632	150,591
Interest expense (income), net	21,134	(2,808)	1,998	—	20,324
Income (loss) before income taxes	(21,972)	135,382	16,225	632	130,267
Income tax (benefit) provision	—	40,237	8,348	—	48,585
Equity in earnings of subsidiaries	103,654	—	—	(103,654)	—
Net income (loss)	81,682	95,145	7,877	(103,022)	81,682
Other comprehensive income (loss)	3,263	821	2,442	(3,263)	3,263
Comprehensive income (loss)	$84,945	$95,966	$10,319	$(106,285)	$84,945

September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$11,456	$1,145	$85,814	$—	$98,415
Accounts receivable, net	30,770	595,202	114,563	(7,779)	732,756
Merchandise inventories	—	909,406	82,065	(2,220)	989,251
Other current assets	193	117,403	193,903	—	311,499
Total current assets	42,419	1,623,156	476,345	(9,999)	2,131,921
Property and equipment, net	—	103,765	99,822	—	203,587
Goodwill, net	—	180,006	510,224	—	690,230
Intangible assets, net	—	10,100	221,786	—	231,886
Due from O&M and subsidiaries	—	645,264	—	(645,264)	—
Advances to and investment in consolidated subsidiaries	2,094,759	—	—	(2,094,759)	—
Other assets, net	—	43,521	33,011	—	76,532
Total assets	$2,137,178	$2,605,812	$1,341,188	$(2,750,022)	$3,334,156
Liabilities and equity
Current liabilities
Accounts payable	$—	$768,780	$114,644	$(7,794)	$875,630
Accrued payroll and related liabilities	—	18,615	13,383	—	31,998
Other current liabilities	7,127	110,580	178,956	—	296,663
Total current liabilities	7,127	897,975	306,983	(7,794)	1,204,291
Long-term debt, excluding current portion	545,830	6,743	364,683	—	917,256
Due to O&M and subsidiaries	580,437	—	65,002	(645,439)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	69,722	67,817	—	137,539
Other liabilities	—	61,142	10,144	—	71,286
Total liabilities	1,133,394	1,174,472	814,629	(792,123)	2,330,372
Equity
Common stock	122,499	—	—	—	122,499
Paid-in capital	224,183	174,613	583,872	(758,485)	224,183
Retained earnings (deficit)	683,444	1,267,294	(41,539)	(1,225,755)	683,444
Accumulated other comprehensive income (loss)	(26,342)	(10,567)	(15,774)	26,341	(26,342)
Total equity	1,003,784	1,431,340	526,559	(1,957,899)	1,003,784
Total liabilities and equity	$2,137,178	$2,605,812	$1,341,188	$(2,750,022)	$3,334,156

December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$38,015	$61,266	$86,207	$—	$185,488
Accounts receivable, net	—	526,170	90,016	(10,102)	606,084
Merchandise inventories	—	856,566	61,505	(1,760)	916,311
Other current assets	106	86,907	167,143	—	254,156
Total current assets	38,121	1,530,909	404,871	(11,862)	1,962,039
Property and equipment, net	—	97,725	93,993	—	191,718
Goodwill, net	—	180,006	234,930	—	414,936
Intangible assets, net	—	11,655	70,856	—	82,511
Due from O&M and subsidiaries	—	573,395	—	(573,395)	—
Advances to and investments in consolidated subsidiaries	2,044,963	—	—	(2,044,963)	—
Other assets, net	—	49,887	16,661	—	66,548
Total assets	$2,083,084	$2,443,577	$821,311	$(2,630,220)	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$—	$683,189	$75,512	$(7,951)	$750,750
Accrued payroll and related liabilities	—	32,814	12,237	—	45,051
Other current liabilities	7,106	93,327	138,404	—	238,837
Total current liabilities	7,106	809,330	226,153	(7,951)	1,034,638
Long-term debt, excluding current portion	544,838	3,219	16,526	—	564,583
Due to O&M and subsidiaries	571,102	—	48,044	(619,146)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	70,280	20,103	—	90,383
Other liabilities	—	60,578	7,532	—	68,110
Total liabilities	1,123,046	1,082,297	318,358	(765,987)	1,757,714
Equity					—
Common stock	122,062	—	—	—	122,062
Paid-in capital	219,955	174,614	583,872	(758,486)	219,955
Retained earnings (deficit)	685,504	1,196,341	(42,032)	(1,154,309)	685,504
Accumulated other comprehensive income (loss)	(67,483)	(9,675)	(38,887)	48,562	(67,483)
Total equity	960,038	1,361,280	502,953	(1,864,233)	960,038
Total liabilities and equity	$2,083,084	$2,443,577	$821,311	$(2,630,220)	$2,717,752

Nine Months Ended September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$49,796	$70,954	$492	$(71,446)	$49,796
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(70,986)	—	—	70,986	—
Depreciation and amortization	—	23,281	17,779	—	41,060
Share-based compensation expense	—	8,592	—	—	8,592
Provision for losses on accounts receivable	—	(377)	1,535	—	1,158
Deferred income tax expense (benefit)	—	(1,208)	(3,377)	—	(4,585)
Changes in operating assets and liabilities:
Accounts receivable	—	(68,655)	(8,047)	(2,412)	(79,114)
Merchandise inventories	—	(52,840)	(3,753)	459	(56,134)
Accounts payable	—	85,591	(8,217)	2,413	79,787
Net change in other assets and liabilities	(65)	(25,431)	(15,138)	—	(40,634)
Other, net	(1)	5,716	4	—	5,719
Cash provided by (used for) operating activities	(21,256)	45,623	(18,722)	—	5,645
Investing activities:
Acquisitions, net of cash acquired	—	—	(366,569)	—	(366,569)
Additions to property and equipment	—	(17,884)	(7,079)	—	(24,963)
Additions to computer software and intangible assets	—	(5,333)	(7,493)	—	(12,826)
Proceeds from the sale of property and equipment	—	198	582	—	780
Cash used for investing activities	—	(23,019)	(380,559)	—	(403,578)
Financing activities:
Change in intercompany advances	50,452	(87,278)	36,826	—	—
Proceeds from debt issuance	—	—	250,000	—	250,000
Borrowing under revolving credit facility	—	6,013	111,187	—	117,200
Financing costs paid	—	—	(1,798)	—	(1,798)
Cash dividends paid	(47,316)	—	—	—	(47,316)
Repurchases of common stock	(5,000)	—	—	—	(5,000)
Other, net	(3,439)	(1,460)	(2,464)	—	(7,363)
Cash provided by (used for) financing activities	(5,303)	(82,725)	393,751	—	305,723
Effect of exchange rate changes on cash and cash equivalents	—	—	5,137	—	5,137
Net increase (decrease) in cash and cash equivalents	(26,559)	(60,121)	(393)	—	(87,073)
Cash and cash equivalents at beginning of period	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of period	$11,456	$1,145	$85,814	$—	$98,415

Nine Months Ended September 30, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$81,682	$95,145	$7,877	$(103,022)	$81,682
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(103,654)	—	—	103,654	—
Depreciation and amortization	—	22,497	19,685	—	42,182
Share-based compensation expense	—	8,934	—	—	8,934
Provision for losses on accounts receivable	—	(84)	(132)	—	(216)
Deferred income tax expense (benefit)	—	(3,233)	—	—	(3,233)
Changes in operating assets and liabilities:
Accounts receivable	—	14,107	(9,385)	301	5,023
Merchandise inventories	—	(3,662)	(771)	(633)	(5,066)
Accounts payable	—	55,060	3,982	(300)	58,742
Net change in other assets and liabilities	2,277	(512)	(46,668)	—	(44,903)
Other, net	1,321	319	(274)	—	1,366
Cash provided by (used for) operating activities	(18,374)	188,571	(25,686)	—	144,511
Investing activities:
Additions to property and equipment	—	(7,337)	(6,345)	—	(13,682)
Additions to computer software and intangible assets	—	(2,937)	(4,144)	—	(7,081)
Proceeds from the sale of property and equipment	—	78	4,419	—	4,497
Cash used for investing activities	—	(10,196)	(6,070)	—	(16,266)
Financing activities:
Change in intercompany advances	172,057	(162,206)	(9,851)	—	—
Change in bank overdraft	—	—	21,753	—	21,753
Cash dividends paid	(47,802)	—	—	—	(47,802)
Repurchases of common stock	(48,654)	—	—	—	(48,654)
Other, net	(4,027)	(1,782)	(2,309)	—	(8,118)
Cash provided by (used for) financing activities	71,574	(163,988)	9,593	—	(82,821)
Effect of exchange rate changes on cash and cash equivalents	—	—	6,652	—	6,652
Net increase (decrease) in cash and cash equivalents	53,200	14,387	(15,511)	—	52,076
Cash and cash equivalents at beginning of period	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of period	$156,484	$20,001	$36,611	$—	$213,096

Note 15—Recent Accounting Pronouncements
On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this updated guidance included changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of this adoption, we recognized $0.1 million and $0.3 million in excess tax benefits in the income statement for the three and nine months ended September 30, 2017. In addition, we recorded these tax benefits related to stock based compensation for the nine month period in operating activities in the statements of cash flows and reclassified $0.7 million from financing activities in the prior period to conform to this presentation.
In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenue will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. Amended guidance was issued on: principal versus agent considerations, shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, clarification on how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The amended guidance also requires additional quantitative and qualitative disclosures. These amended standards are all effective for us beginning January 1, 2018 and allow for either full retrospective adoption or modified retrospective adoption (cumulative effect). We have substantially completed our evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. Our revenue is primarily distribution revenue, which we recognize at the time shipment is completed and title passes to the customer. Although we are continuing to assess the impact of the amended guidance, including impact on financial disclosures, we generally anticipate that the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance. We intend to use the modified retrospective method of adoption. We are finalizing our evaluation of how the guidance may require changes to our business processes, systems and controls to support the additional required disclosures.
There has been no change in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2016.
Note 16—Subsequent Events
On October 31, 2017, we entered into a Purchase Agreement to acquire the Surgical and Infection Prevention (“S&IP”) business of Halyard Health, Inc. ("Halyard") for $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement. Halyard’s S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels. The transaction, which has been approved by the boards of directors of both companies, is expected to close in the first quarter of 2018, subject to customary closing conditions and regulatory approvals, including Hart-Scott-Rodino.
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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare services company that connects the world of medical products to the point of care. We report under three business units: Domestic, International and Proprietary Products (formerly Clinical & Procedural Solutions (CPS) which has been renamed "Proprietary Products" effective January 1, 2017). Domestic is our U.S. distribution, logistics and value-added services business. Byram, acquired on August 1, 2017, is included in the Domestic segment. International is our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing. Segment financial information is provided in Note 13 of Notes to Consolidated Financial Statements included in this quarterly report.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2017	2016	2017	2016
Operating earnings, as reported (GAAP)	$29,671	$53,568	$98,024	$150,591
Acquisition-related and exit and realignment charges (1)	9,299	2,739	21,134	19,974
Acquisition-related intangible amortization (2)	5,071	2,489	9,737	7,552
Other (3)	4,441	—	8,674	—
Operating earnings, adjusted (non-GAAP) (Adjusted Operating Earnings)	$48,482	$58,796	$137,569	$178,117

Net income, as reported (GAAP)	$10,871	$29,831	$49,796	$81,682
Acquisition-related and exit and realignment charges (1)	9,299	2,739	21,134	19,974
Income tax expense (benefit) (4)	(2,854)	(1,015)	(7,367)	(6,615)
Acquisition-related intangible amortization (2)	5,071	2,489	9,737	7,552
Income tax expense (benefit) (4)	(1,601)	(645)	(2,993)	(1,956)
Other (3)	4,441	—	8,674	—
Income tax expense (benefit) (4)	(973)	—	(2,465)	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$24,254	$33,399	$76,516	$100,637

Net income per diluted common share, as reported (GAAP)	$0.18	$0.48	$0.82	$1.32
Acquisition-related and exit and realignment charges, per diluted common share (1)	0.11	0.03	0.23	0.21
Acquisition-related intangible amortization, per diluted common share (2)	0.06	0.03	0.11	$0.09
Other, per diluted common share (3)	0.05	—	0.10	—
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.40	$0.54	$1.26	$1.62

Net income per diluted share was $0.18 and $0.82 for the three and nine months ended September 30, 2017, a decrease of $0.30 and $0.50 when compared to the same periods of 2016. Adjusted EPS (non-GAAP) was $0.40 and $1.26 for the three and nine months ended September 30, 2017, a decrease of $0.14 and $0.36 compared to prior year. Net income in the year to date period of 2017 benefitted by $3.4 million or $0.06 per share from the release of an income tax valuation allowance in Europe during the second quarter. Domestic segment operating earnings were $36.1 million in the quarter and $102.8 million for the year to date period compared to $41.0 million and $126.2 million in the prior year comparative periods. The declines were largely a result of provider margin compression, the exit of a large customer in 2016 and lower income from manufacturer product price changes on a year to date basis. We expect the current trend of increased gross margin pressure to continue. The International segment operating losses were $2.2 million for the quarter and $0.8 million year to date, compared to operating earnings of $1.4 million and $3.4 million in the prior year. The change compared to prior year resulted primarily from increased costs to support new business. Proprietary Products operating earnings were $9.1 million and $26.0 million, reflecting decreases of $5.2 million and $15.8 million as a result of lower revenues compared to prior year and increased production costs.
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
(1) Acquisition-related charges were $4.3 million and $6.3 million for the three and nine months ended September 30, 2017 compared to $0.6 million and $0.9 million for the same periods of 2016. Current year charges were primarily transaction and transition costs associated with the acquisition of Byram and the upcoming Halyard S&IP transaction. The prior year amounts related primarily to costs incurred to settle certain obligations and address other on-going matters associated with the acquisitions of ArcRoyal and Medical Action.
Exit and realignment charges were $5.0 million and $14.8 million for the three and nine months ended September 30, 2017. Current year charges were associated with severance from reduction in force and other employee costs associated with the establishment of our new client engagement centers, the write-down of information system assets which are no longer used and other IT restructuring charges. Expenses associated with the establishment of the client engagement center will continue to be recorded throughout 2017. Exit and realignment charges were $2.1 million and $19.1 million for the three and nine months ended September 30, 2016. These included severance activities (including our voluntary employee separation program in the first quarter of 2016), and other costs associated with our strategic organizational realignment which include certain professional fees and costs to streamline administrative functions and processes in the United States and Europe. More information about these charges is provided in Note 6 of Notes to Consolidated Financial Statements included in this quarterly report.
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
(3) Includes software as a service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.
(4) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Domestic	$2,194,143	$2,287,233	$(93,090)	(4.1)%
International	96,661	83,751	12,910	15.4%
Proprietary Products	124,542	132,705	(8,163)	(6.2)%
Inter-segment	(81,385)	(88,088)	6,703	(7.6)%
Net revenue	$2,333,961	$2,415,601	$(81,640)	(3.4)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Domestic	$6,518,571	$6,954,687	$(436,116)	(6.3)%
International	287,555	255,861	31,694	12.4%
Proprietary Products	392,654	409,022	(16,368)	(4.0)%
Inter-segment	(270,339)	(264,501)	(5,838)	2.2%
Net revenue	$6,928,441	$7,355,069	$(426,628)	(5.8)%
Consolidated net revenue declined for both the three and nine months ended September 30, 2017, primarily as a result the exit of a large domestic customer in 2016, lower growth with existing domestic customers and one less sales day compared to prior year. Byram contributed $80.3 million in revenue to the Domestic segment for the quarter and year to date. The increase in the International segment was driven by growth with existing customers and new business as well as a favorable foreign currency translation impact of $2.8 million for the quarter but offset by an unfavorable impact of $12.4 million year to date. A decrease in sales of our sourced products contributed to the year over year change in the Proprietary Products segment.
Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of goods sold	$2,032,019	$2,119,326	$(87,307)	(4.1)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of goods sold	$6,071,787	$6,462,739	$(390,952)	(6.0)%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are referred to as distribution, including products sold through Byram, or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Proprietary Products business. There is no cost of goods sold associated with our fee-for-service business. As a result of the decrease in sales activity through our distribution business, cost of goods sold decreased from prior year by $87.3 million and $391.0 million for the three and nine months ended September 30, 2017, respectively.
Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Gross margin	$301,942	$296,275	$5,667	1.9%
As a % of net revenue	12.94%	12.27%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Gross margin	$856,654	$892,330	$(35,676)	(4.0)%
As a % of net revenue	12.36%	12.13%
Gross margin for the quarter included positive contribution from Byram and a change in revenue mix offset by the impact of overall lower revenues, a decline in provider margin and lower income from manufacturer product price changes (on a year to date basis). The impact of foreign currency translation was favorable for the quarter by $2.3 million and unfavorable by $6.1 million for the year to date. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased gross margin pressure will continue.
Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling and administrative expenses	$261,045	$241,305	$19,740	8.2%
As a % of net revenue	11.18%	9.99%
Other operating (income) expense, net	$1,927	$(1,337)	$3,264	(244.1)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling and administrative expenses	$735,353	$726,944	$8,409	1.2%
As a % of net revenue	10.61%	9.88%
Other operating (income) expense, net	$2,143	$(5,179)	$7,322	(141.4)%
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
Excluding Byram, DS&A as a percentage of revenue was 10.55% and 10.40% for the three and nine months ended September 30, 2017. Overall expenses reflected decreased sales activity in the quarter and year to date, benefits of cost control and productivity initiatives, and a favorable foreign currency translation impact of $6.2 million year to date. These were offset in part by increased costs to support new business and unfavorable foreign currency translation impacts of $2.3 million in the quarter. As a percentage of net revenue, the increases related to the large customer loss in 2016.
The changes in other operating (income) expense, net were attributed primarily to software as a service implementation expenses which were not incurred in 2016.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense, net	$8,737	$6,770	$1,967	29.1%
Effective interest rate	4.15%	4.76%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense, net	$22,218	$20,324	$1,894	9.3%
Effective interest rate	4.52%	4.79%
The increase in interest expense and change in effective interest rate for the three and nine months ended September 30, 2017 were a result of the borrowings under our new Credit Agreement entered in July 2017.
Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Income tax provision	$10,063	$16,967	$(6,904)	(40.7)%
Effective tax rate	48.1%	36.3%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2017	2016	$	%
Income tax provision	$26,010	$48,585	$(22,575)	(46.5)%
Effective tax rate	34.3%	37.3%
The changes in the effective tax rate compared to 2016 resulted primarily from a change in income mix among different tax rate jurisdictions and the effect of certain acquisition-related costs which were not deductible for tax purposes offset on a year to date basis by the release of an income tax valuation allowance in Europe for $3.4 million during the second quarter of 2017.

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

	September 30, 2017	December 31, 2016	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$98,415	$185,488	$(87,073)	(46.9)%
Accounts and notes receivable, net of allowances	$732,756	$606,084	$126,672	20.9%
Consolidated DSO (1)	27.6	23.1
Merchandise inventories	$989,251	$916,311	$72,940	8.0%
Consolidated inventory turnover (2)	8.1	9.2
Accounts payable	$875,630	$750,750	$124,880	16.6%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold for the quarter ended September 30, 2017 and year ended December 31, 2016
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016:

(Dollars in thousands)	2017	2016
Net cash provided by (used for):
Operating activities	$5,645	$144,511
Investing activities	(403,578)	(16,266)
Financing activities	305,723	(82,821)
Effect of exchange rate changes	5,137	6,652
Increase (decrease) in cash and cash equivalents	$(87,073)	$52,076
Cash provided by operating activities was $5.6 million in the first nine months of 2017, compared to $144.5 million in the same period of 2016. The decrease in cash from operating activities for the first nine months of 2017 compared to the same period in 2016 was primarily due to unfavorable changes in working capital including inventory and accounts receivable balances.
Cash used for investing activities was $403.6 million in the first nine months of 2017, compared to $16.3 million in the same period of 2016. Investing activities in 2017 and 2016 related to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2017 also includes the acquisition of Byram Healthcare for $367 million.
Cash provided by financing activities in the first nine months of 2017 was $305.7 million, compared to cash used of $82.8 million in the same period of 2016. During the first nine months of 2017, we paid dividends of $47.3 million (compared to $47.8 million in 2016), repurchased common stock under a share repurchase program for $5.0 million (compared to $48.7 million in 2016) and borrowed on our new Credit Agreement ($250 million term loan and $117.2 million on our revolving credit facility). There were no borrowings in the prior year period.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On July 27, 2017, we entered into a new Credit Agreement replacing the Amended Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides borrowing capacity of $600 million and a $250 million term loan. We make principal payments under the term loan on a quarterly basis with the remaining outstanding principal due in five years. The revolving credit facility has a five-year maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the London Interbank Offered Rate (LIBOR), the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our leverage ratio at September 30, 2017, the interest rate under the credit facility is LIBOR plus 1.375%.
At September 30, 2017, we had borrowings of $117.2 million and letters of credit of approximately $5.1 million outstanding under the Credit Agreement, leaving $477.7 million available for borrowing. We also have a $1.3 million letter of credit outstanding as of September 30, 2017 and December 31, 2016 which supports our facilities leased in Europe.
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
In the third quarter of 2017, we paid cash dividends on our outstanding common stock at the rate of $0.2575 per share, which represents a 1.0% increase over the rate of $0.255 per share paid in the third quarter of 2016. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. During the first nine months of 2017, we repurchased approximately 0.2 million shares for $5.0 million under this program. At September 30, 2017, the remaining amount authorized for repurchase under this program was $94.0 million.
We earn a portion of our operating earnings in foreign jurisdictions outside the U.S., which we consider to be indefinitely reinvested. Accordingly, no U.S. federal and state income taxes and withholding taxes have been provided on these earnings. Our cash, cash-equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $60.7 million and $82.1 million as of September 30, 2017 and December 31, 2016. We do not intend, nor do we foresee a need, to repatriate these funds or other assets held outside the U.S. In the future, should we require more capital to fund discretionary activities in the U.S. than is generated by our domestic operations and is available through our borrowings, we could elect to repatriate cash or other assets from foreign jurisdictions that have previously been considered to be indefinitely reinvested.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement and other committed financing, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2017.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had $117.2 million in outstanding borrowings and approximately $5.1 million in letters of credit under the revolving credit facility at September 30, 2017. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.58 per gallon in the first nine months of 2017, a increase from $2.25 per gallon in the first nine months of 2016. Based on our fuel consumption in the first nine months of 2017, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the year of an acquisition. In the third quarter of 2017, we acquired Byram Healthcare. This acquisition represented $477 million of total assets and $80.3 million of revenues as of and for the three months ended September 30, 2017. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of these acquisitions.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Through September 30, 2017, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2016. Through September 30, 2017, we have added the following risk factors. There have been no other material changes in the risk factors described in such Annual Report.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the three months ended September 30, 2017.

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

Owens & Minor, Inc.
(Registrant)

Date:	November 1, 2017	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	November 1, 2017	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International