Form 10-K
period 2017-12-31
OWENS & MINOR INC/VA/
filed 2018-02-23
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,970,878,173 as of June 30, 2017.
The number of shares of the Company’s common stock outstanding as of February 14, 2018 was 61,515,802 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on May 8, 2018, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I

Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company that connects the world of medical products to the point of care. We provide vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies and devices. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in certain markets. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Founded in 1882, Owens & Minor was incorporated in 1926 in Richmond, Virginia. We focus our operations on healthcare logistics services and provide our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing of products for the healthcare market. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving national scale in the United States healthcare market. In 2012, through the acquisition of the Movianto Group (Movianto), we entered into third-party logistics services for the pharmaceutical, biotechnology and medical device industries in the European market, leveraging an existing platform that also expands our ability to serve our United States-based manufacturer customers on an international level. In 2014, we completed the acquisitions of Medical Action Industries Inc. (Medical Action), a leading producer of surgical kits and procedure trays for the healthcare market, and ArcRoyal, a privately held surgical kitting company based in Ireland. These acquisitions further expanded our capabilities to offer our provider and manufacturer customers a range of kitting options.
In the third quarter of 2017, we completed the acquisition of Byram Healthcare (Byram), a leading domestic distributor of disposable medical supplies sold directly to patients and home health agencies. This acquisition expanded our capabilities beyond the hospital setting all the way to the patient's home with principal product lines of ostomy, wound care, diabetes, urology and incontinence supplies. We report Byram in our Domestic segment.
On October 31, 2017, we entered into a Purchase Agreement to acquire the Surgical and Infection Prevention (S&IP) business of Halyard Health, Inc. (Halyard) for $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement. Halyard’s S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels. The transaction is expected to close early in the second quarter of 2018.
We report our business under three distinct business units: Domestic, International and Proprietary Products (formerly Clinical and Procedural Solutions). Domestic is our U.S. distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing. Financial information by segment and geographic area appears in Note 19, “Segment Information,” of the Notes to Consolidated Financial Statements included in this annual report.
The Domestic Segment
Healthcare product volumes in the United States are dependent on the rates of utilization of medical/surgical procedures by consumers, which are subject to fluctuation according to the condition of the domestic economy and other factors such as changes in regulation affecting reimbursement. Aside from consumer-driven activity, the healthcare industry is also experiencing growing demand for advanced logistics and inventory management services as healthcare providers and manufacturers are focused on achieving more efficient and cost-effective supply-chain operations.
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
We offer a variety of programs and services dedicated to providing logistics and marketing solutions to our manufacturer customers as well. These programs and services are designed to help manufacturers drive sales growth, increase market share and achieve operational efficiencies. Manufacturer programs are generally negotiated on an annual basis and provide for enhanced levels of support that are aligned with the manufacturer’s annual objectives and growth goals. We have contractual arrangements with manufacturers participating in these programs that provide performance-based incentives to us, as well as cash discounts for prompt payment. Program incentives can be earned on a monthly, quarterly or annual basis.
All of our distribution and logistics services utilize a common infrastructure of distribution centers, equipment, technology, and delivery methods (internal fleet, common carrier or parcel services). We operate a network of over 40 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management.
Through our acquisition of Byram Healthcare, we have expanded our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies. Byram specializes in various patient care product lines including ostomy, wound care, diabetes, urology, incontinence and enteral. We receive payments for products sold through Byram from the federal government under the Medicare program, state governments under their respective Medicaid or similar programs, managed care plans, private insurers and directly from patients. Byram has a nationwide sales force, focusing on managed care and key referral sources, six centers of excellence aligned with specific product categories, and a nationwide network to optimize shipping distance and time.

The International Segment
Our International segment includes our European distribution and logistics business. We provide contract logistics services to the pharmaceutical, biotechnology and medical device industries, offering a broad range of supply chain logistics services to manufacturers. Our business services include order-to-cash, re-labeling, customer service and returns management. Our warehousing and transportation offerings include storage, controlled-substance handling, cold-chain, emergency and export delivery, inventory management and pick & pack services.
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
Our International segment has a network of 19 logistics centers serving customers in 12 European countries, including Belgium, Czech Republic, Denmark, France, Germany, Italy, Netherlands, Poland, Slovakia, Spain, Switzerland and the United Kingdom. To serve our clients, we use a fleet of leased and owned trucks, including cold-chain delivery trucks. The majority of our drivers are our International teammates, although contract carriers and parcel services are used in situations where they are more cost-effective and timely.
Proprietary Products
Our Proprietary Products segment provides product-related solutions, helping manufacturers and healthcare providers source, assemble and deliver procedure kits efficiently and effectively to the point-of-care. Our facilities in the U.S. and Ireland offer the combining of instruments and supplies into kits and trays which are assembled and delivered based on the specifications of U.S. based provider customers, as well as manufacturers and providers across Europe. These custom procedure trays (CPT) serve a wide number of surgical specialties, including robotics, orthopedics, cardiology, cath labs, gastric, laproscopic and labor and delivery. We also offer minor procedure kits, which give complete cost-saving solutions for the delivery of procedure-specific components, with more than 1,800 possible configurations assembled to meet the industry's most stringent standards. We operate two kitting facilities in the U.S and one in Ireland. For sterilized kits and trays, we utilize one or more third-party sterilization contractors.
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
Our products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly. This segment may sell on an intercompany basis to our other segments when we are the designated distributor, to other third-party distributors or directly to healthcare providers and manufacturers.

Our Customers
We currently provide distribution, kitting, outsourced resource management and/or consulting services to thousands of healthcare provider customers. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets (IDNs) as well as smaller, independent hospitals in the United States. In addition to contracting with healthcare providers at the IDN level and through GPOs, we also contract with other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). In 2017, we renewed the distribution agreement with one of these GPOs to continue our status as an authorized distributor for their member healthcare providers and allow us to compete with other authorized distributors for the business of individual members. Below is a summary of these agreements:

GPO	Year of Renewal	Term	Sales to Members as a % of Consolidated Net Revenue in 2017
Vizient	2016	3 years	43%
Premier	2016	5 years	21%
HPG	2017	4 years	14%
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our supplier and manufacturer customers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. We currently have relationships with approximately 1,100 supplier and manufacturer customers. In the Domestic segment, sales of products supplied by Medtronic, Johnson & Johnson and Becton Dickinson accounted for approximately 11%, 9% and 9%, respectively of our consolidated net revenue for 2017.
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
Inventory
We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with supply-chain partners on inventory productivity initiatives. When we convert large-scale, multi-state IDN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required. We actively monitor inventory for obsolescence and use inventory turnover and other operational metrics to measure our performance in managing inventory.
Accounts Receivable
In the normal course of business, we provide credit to our U.S. and European customers and use credit management techniques to evaluate customers’ creditworthiness and facilitate collection. These techniques may include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. We also use third-party information from sources such as credit reporting agencies, banks and other credit references. We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. Our ability to accurately invoice and ship product to customers enhances our collection results and affects our DSO performance. As we diversify our customer portfolio, the change in business mix also affects our DSO. We have arrangements with certain customers under which they make deposits on account, either because they do not meet our standards for creditworthiness or in order to obtain more favorable pricing.

Competition
The industries in which we operate are highly competitive in the United States and Europe. The U.S. sector includes Owens & Minor, Inc., as well as two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and privately-held Medline, Inc. In addition, we compete with a number of regional and local distributors, companies that distribute products to patient's homes and customer self-distribution models. Major logistics competitors serving healthcare manufacturers in the United States and in Europe include United Parcel Service, FedEx Corporation, Deutsche Post DHL and Alloga, as well as local competitors in specific countries.
Regulation
The medical/surgical supply distribution, healthcare logistics and healthcare services industries in the United States are subject to regulation by federal, state and local government agencies. Each of our distribution centers is licensed to distribute medical and surgical supplies, as well as certain pharmaceutical and related products, and each of our Proprietary Products kitting facilities is licensed to perform kit assembly operations. We must comply with laws and regulations, including those governing operations, storage, transportation, manufacturing, sales, safety and security standards for each of our distribution centers and kitting facilities, of the Food and Drug Administration, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies. We are also subject to various federal and state laws intended to protect the privacy of health or other personal information and to prevent healthcare fraud and abuse. We believe we are in material compliance with all statutes and regulations applicable to our operations.

Our operations outside the U.S. are subject to local, country and European-wide regulations, including those promulgated by the European Medicines Agency (EMA) and the Medical Devices Directive. In addition, quality requirements are imposed by healthcare industry manufacturers and pharmaceutical companies which audit our operations on a regular basis. Each of our logistics centers in Europe is licensed to distribute medicinal, medical and surgical supplies, as well as certain pharmaceutical and related products, according to the country-specific requirements. Our logistics centers in Europe are able to store ambient, cold-chain or deep frozen products, are licensed to distribute narcotic and other pharmaceutical products included in clinical trials and are licensed for secondary packaging activities for medicinal products. Movianto is also ISO 9001:2008 certified across the entire enterprise. Our Ireland-based Proprietary Products kitting facility is licensed to assemble kits and sell them in the markets we serve and operates in compliance with the requirements of ISO 9001:2008 and ISO/EU 13485:2012 standards. We believe we are in material compliance with all applicable statutes and regulations, as well as prevailing industry best practices, in the conduct of our European business operations.
Employees
At the end of 2017, we employed approximately 6,200 full- and part-time teammates in the U.S. and 2,400 outside of the U.S. Most of our teammates outside the U.S. are covered by collective bargaining agreements. We continue to have positive relationships with teammates and European works councils.
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
Risks Related to Our Current Operations
We face competition and accelerating pricing pressure.
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by pricing pressure which accelerated in 2017 and put further margin pressure on our business. We expect this margin pressure to continue through 2018. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain third-party logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses. These competitive pressures could have a material adverse effect on our results of operations.
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
In 2017, our top ten customers in the United States represented approximately 23% of our consolidated net revenue. In addition, in 2017, approximately 78% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. For example, in April 2016, we announced the loss of our largest IDN customer which had accounted for approximately $525 million of revenue in 2015. Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.
Our operating earnings are dependent on certain significant domestic suppliers.
In the United States, we distribute products from nearly 1,100 suppliers and are dependent on these suppliers for the continuing supply of products. In 2017, sales of products of our ten largest domestic suppliers accounted for approximately 54% of consolidated net revenue. In the Domestic segment, sales of products supplied by Medtronic, Johnson & Johnson and Becton Dickinson accounted for approximately 11%, 9% and 9% of our consolidated net revenue for 2017, respectively. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating earnings has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations and financial condition.

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
We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels in the United States and other countries where we operate. We also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations and financial condition.
Among the healthcare related laws that we are subject to include the U.S. federal Anti-kickback Statute, the U.S. federal Stark Law, the False Claims Act and similar state laws relating to fraud, waste and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations and financial condition.
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
Compliance with the terms and conditions of Byram’s Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could seriously harm our results of operations, liquidity and financial condition.
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

Risks Related to our Borrowings and Leverage
We may not be able to generate sufficient cash to service our debt and other obligations.
As of December 31, 2017, on a consolidated basis we had approximately $902 million of aggregate principal amount of unsecured indebtedness as well as approximately $283 million in obligations under our leasing arrangements and $490 million of undrawn availability under our senior credit facilities. Our ratio of total debt to total shareholders’ equity as of December 31, 2017 was approximately 90%.
Our ability to make payments on our indebtedness and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We cannot assure you that we would be able to implement any of these alternatives on satisfactory terms or at all. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
If we are unable to service our debt obligations from cash flows, we may need to refinance all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Despite current indebtedness levels, we will incur substantially more debt to complete the acquisition of the S&IP Business from Halyard Health, Inc. (S&IP Acquisition) which could further exacerbate the risks described herein.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future in order to complete the S&IP Acquisition, which could significantly increase our leverage. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face to service debt levels and the risks associated with failure to adequately service our debt could intensify.
Risks Related to Our Pending S&IP Acquisition
We cannot assure you that the proposed S&IP Acquisition will be completed.
There are a number of risks and uncertainties relating to the S&IP Acquisition. For example, the S&IP acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Purchase Agreement. There can be no assurance that the conditions to closing of the S&IP Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the S&IP Acquisition. The Purchase Agreement may be terminated by the parties thereto under certain circumstances, including, without limitation, if the S&IP Acquisition has not been completed by July 31, 2018, which period may be extended until October 31, 2018, if all conditions to closing other than those relating to approval under the HSR Act or other applicable acquisition control or Competition Laws (as defined in the Purchase Agreement) have been satisfied. Subsequent to announcing the acquisition, we received notice of early termination of the Hart-Scott-Rodino waiting period on November 29, 2017, and on December 14, 2017 we received approval under the competition laws of Germany. Any delay in closing the S&IP Acquisition or a failure to close the S&IP Acquisition could have a negative impact on our business and the trading prices of our securities, including the notes.
We may fail to realize the anticipated benefits of the S&IP Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the S&IP business into our operations.
Our ability to realize the anticipated benefits of the S&IP Acquisition will depend, to a large extent, on our ability to integrate the S&IP business into ours. We may devote significant management attention and resources preparing for and then integrating the business practices and operations of the S&IP business with ours. This integration process may be disruptive to our and the S&IP businesses, and, if implemented ineffectively, could restrict realization of the expected benefits. In addition, we may fail to realize some of the anticipated benefits of the S&IP Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

•	The inability to successfully combine operations in a manner that would result in the anticipated benefits of the S&IP Acquisition in the time frame currently anticipated or at all;

•	Complexities associated with managing the expanded operations;

•	Integrating personnel;

•	Creation of uniform standards, internal controls, procedures, policies and information systems;

•	Unforeseen increased expenses, delays or regulatory issues associated with integrating the operations; and

•	Performance shortfalls as a result of the diversion of management attention caused by completing the integration of the operations.
Even if we are able to integrate the S&IP business successfully, this integration may not result in the realization of the full benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, the integration of the S&IP business may result in unanticipated problems, expenses, liabilities, regulatory risks and competitive responses that could have material adverse consequences.

We and the S&IP business will be subject to business uncertainties while the S&IP Acquisition is pending that could adversely affect our business and the S&IP business.
Uncertainty about the effect of the S&IP Acquisition on employees, customers and suppliers may have an adverse effect on us and the S&IP business. Although we and Halyard intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us and/or the S&IP business to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the S&IP Acquisition. If key employees depart because of concerns relating to the uncertainty and difficulty of the integration process, our business could be harmed.
The pendency of the S&IP Acquisition could adversely affect our business, financial results, and operations.
The announcement and pendency of the S&IP Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and employees. In addition, we have diverted, and will continue to divert, significant management resources to complete the S&IP Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Investor perceptions about the terms or benefits of the S&IP Acquisition could have a negative impact on our business and the trading prices of our securities, including the notes.
Other Risks Related to Our Business
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
We operate throughout the United States and other countries. As a result, we are subject to the tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal LIFO (last-in, first-out) treatment of domestic inventory or changes in tax accounting methods for inventory, import tarriffs and taxes, or other tax items. In 2017, we recorded a provisional estimate of the impact of The Tax Cuts and Jobs Act (the "Act") based on the Company's initial analysis of the Act. Given the significant complexity of the Act, anticipated guidance from the U. S. Treasury about implementing the Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, these estimates may be adjusted during 2018. These and other changes in tax laws and regulations could adversely affect our tax positions, tax rate or cash payments for taxes.
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
Our goodwill may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our Domestic segment operated 48 distribution centers as well as office and warehouse space across the United States as of December 31, 2017. We leased all of the centers from unaffiliated third parties with the exception of one location which we own. We also leased customer service centers as well as small offices for sales and consulting personnel across the United States. In addition, we leased space on a temporary basis from time to time to meet our inventory storage needs.
At December 31, 2017, our International segment properties spanned 11 European countries and included 19 logistics centers (17 leased and two owned) and seven transport depots, of which we leased six and owned one. We also leased office space in Ireland.

At December 31, 2017, our Proprietary Products segment operated two kitting facilities in the United States (one leased and one owned) and one in Europe. We also leased offices in China, Malaysia and Ireland.
We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia. In addition, we lease our Client Engagement Center (CEC) designed to support standardization and enhanced service to customers in Richmond, Virginia.
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
Part II

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 14, 2018, there were approximately 3,129 common shareholders of record. We believe there are an estimated additional 35,499 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.

5-Year Total Shareholder Return
The following performance graph compares the performance of our common stock to the Standard & Poor's Composite- 500 Index (S&P 500 Index) and the Standard & Poor's Composite-500 Healthcare Index (S&P 500 Healthcare Index), an independently prepared index that includes more than 50 companies in the healthcare industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2012, and that all dividends were reinvested.

	Base Period	Years Ended
Company Name / Index	12/2012	12/2013	12/2014	12/2015		12/2016	12/2017
Owens & Minor, Inc.	$100.00	$131.9	$130.4	$137.6	138.8	$138.8	$77.1
S&P 500 Index	100.00	132.4	150.5	152.6	170.8	170.8	208.1
S&P 500 Healthcare	100.00	141.5	177.3	189.5	184.4	184.4	225.1
Share Repurchase Program. In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The authorization took effect in December 2016 upon the completion of the previous authorization. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors.
During the year ended December 31, 2017, we repurchased in open-market transactions and retired approximately 0.2 million shares at an average price per share of $32.27.
We did not repurchase any shares during the fourth quarter of 2017.

Item 6. Selected Consolidated Financial Data
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Summary of Operations:
Net revenue	$9,318,275	$9,723,431	$9,772,946	$9,440,182	$9,071,532
Net income	$72,793	$108,787	$103,409	$66,503	$110,882

Per Common Share:
Net income per share—basic	$1.20	$1.76	$1.65	$1.06	$1.76
Net income per share—diluted	$1.20	$1.76	$1.65	$1.06	$1.76
Cash dividends	$1.03	$1.02	$1.01	$1.00	$0.96
Stock price at year end	$18.88	$35.29	$35.98	$35.11	$36.56

Summary of Financial Position:
Total assets	$3,376,293	$2,717,752	$2,773,776	$2,729,963	$2,322,134
Cash and cash equivalents	$104,522	$185,488	$161,020	$56,772	$101,905
Total debt	$917,363	$569,387	$573,522	$609,173	$215,831
Total Owens & Minor, Inc. shareholders’ equity	$1,015,479	$960,038	$992,590	$990,838	$1,023,913

Selected Ratios:
Gross margin as a percent of revenue	12.58%	12.21%	12.43%	12.39%	12.31%
Distribution, selling and administrative expenses as a percent of revenue	10.91%	9.98%	10.17%	10.42%	10.08%
Operating earnings as a percent of revenue	0.96%	2.05%	2.05%	1.69%	2.18%
Days sales outstanding (DSO) (6)	28.7	23.1	21.0	22.1	22.1
Average annual inventory turnover (7)	8.5	9.2	9.4	10.1	10.4
(1) We incurred charges of $60.7 million ($38.5 million after tax, or $0.65 per diluted common share) associated with acquisition-related and exit and realignment activities in 2017 and $13.4 million ($9.6 million after tax, or $0.16 per diluted common share) in software as a service implementation costs. We also recognized a $3.4 million tax benefit ($0.06 per diluted share) associated with the release of an income tax valuation allowance and a $34.6 million ($0.58 per diluted common share) tax benefit associated with the estimated benefits under the Tax Cuts and Jobs Act. See Notes 3, 9 and 13 of Notes to Consolidated Financial Statements.
(2) We incurred charges of $24.7 million ($17.8 million after tax, or $0.29 per diluted common share) associated with acquisition-related and exit and realignment activities in 2016. See Notes 3 and 9 of Notes to Consolidated Financial Statements.
(3) We incurred charges of $28.4 million ($23.4 million after tax, or $0.37 per diluted common share) associated with acquisition-related and exit and realignment activities in 2015. We also recognized a gain of $1.5 million ($1.5 million after tax, or $0.02 per diluted common share) associated with the partial recovery of a 2014 contract claim settlement. See Notes 3 and 9 of Notes to Consolidated Financial Statements.
(4) We incurred charges of $42.8 million ($35.3 million after tax, or $0.56 per common share) associated with acquisition-related and exit and realignment activities in 2014, a loss on estimated contract claim settlement of $3.9 million ($3.9 million after tax, or $0.06 per common share), a net gain of $3.7 million ($4.7 million after tax, or $0.07 per common share) associated with fair value adjustments related to purchase accounting, and a loss on early retirement of debt of $14.9 million ($9.1 million after tax or $0.14 per common share).
(5) We incurred charges of $12.4 million ($8.9 million after tax, or $0.14 per common share) associated with acquisition-related and exit and realignment activities in 2013.
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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. We report under three distinct business units: Domestic, International and Proprietary Products (formerly Clinical & Procedural Solutions). Domestic is our U.S. distribution, logistics and value-added services business. Byram, acquired on August 1, 2017, is included in the Domestic segment. International is our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing. Segment financial information is provided in Note 19 of Notes to Consolidated Financial Statements included in this annual report.
On October 31, 2017, we entered into a Purchase Agreement to acquire the Surgical and Infection Prevention (S&IP) business of Halyard Health, Inc. (Halyard) for $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement. Halyard’s S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels. The transaction is expected to close early in the second quarter of 2018.
Financial Highlights.
The following table provides a reconciliation of reported operating earnings, net income and diluted net income per common share to non-GAAP measures used by management:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
Operating earnings, as reported (GAAP)	$89,251	$199,599	$200,359
Acquisition-related intangible amortization (1)	16,402	10,002	9,768
Acquisition-related and exit and realignment charges (2)	60,707	24,675	28,404
Other (3)	13,432	—	(1,500)
Operating earnings, adjusted (non-GAAP) (Adjusted Operated Earnings)	$179,792	$234,276	$237,031
Operating Earnings as a percent of revenue (GAAP)	0.96%	2.05%	2.05%
Adjusted Operating Earnings as a percent of revenue (non-GAAP)	1.93%	2.41%	2.43%

Net income as reported (GAAP)	$72,793	$108,787	$103,409
Acquisition-related intangible amortization (1)	16,402	10,002	9,768
Income tax expense (benefit) (4)	(5,214)	(2,592)	(2,422)
Acquisition-related and exit and realignment charges (2)	60,707	24,675	28,404
Income tax expense (benefit) (4)	(22,200)	(6,835)	(5,003)
Other (3)	13,432	—	(1,500)
Income tax expense (benefit) (4)	(3,792)	—	—
Tax reform impact (5)	(34,591)	—	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$97,537	$134,037	$132,656

Net income per diluted common share, as reported (GAAP)	$1.20	$1.76	$1.65
Acquisition-related intangible amortization (1)	0.18	0.12	0.12
Acquisition-related and exit and realignment charges (2)	0.65	0.29	0.37
Other (3)	0.16	—	(0.02)
Tax reform impact (5)	(0.58)	—	—
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$1.61	$2.17	$2.12

Net income per diluted share was $1.20 for the year ended December 31, 2017, a decline of $0.56 compared to 2016. Adjusted EPS (non-GAAP) was $1.61 for the year ended December 31, 2017, a decline of $0.56 over the prior year. Net income for the year benefited from $3.4 million or $0.06 per share from the release of an income tax valuation allowance in Europe during the second quarter and a $34.6 million income tax benefit associated with the 2017 Tax Cuts and Jobs Act. Domestic segment operating earnings were $134.1 million for 2017, compared to $165.5 million for 2016. Results for the year reflected provider margin compression, the exit of a large customer in 2016 and lower income from manufacturer product price changes compared to prior year. We expect gross margin pressure to continue into 2018. The International segment operating loss was $3.9 million, a decline of $9.5 million compared to prior year, largely as a result of increased costs to obtain and support new business. Proprietary Products operating earnings of $33.0 million in 2017 declined compared to prior year by $20.8 million as a result of lower revenues and increased production costs.
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
The following items have been excluded in our non-GAAP financial measures:
(1) Acquisition-related intangible amortization includes amortization of certain intangible assets established during purchase accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results and the results of our peers. We have begun to exclude these charges from our non-GAAP results in the second quarter of 2017 and thus prior year amounts have been recast on the same basis.
(2)Acquisition-related charges, pre-tax, were $17.3 million in 2017, $1.2 million in 2016 and $9.8 million in 2015. Current year charges were primarily transaction and transition costs associated with the acquisition of Byram and the upcoming Halyard S&IP transaction. Charges in 2016 consisted of costs incurred to settle certain obligations and address other remaining matters associated with the acquisitions of ArcRoyal and Medical Action which were partially offset on a year-to-date basis by the first quarter gain on the sale of property acquired with Medical Action. Charges in 2015 consisted primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to the former owner and costs to transition information technology and other administrative functions.
Exit and realignment charges (income), pre-tax, were $43.4 million in 2017, $23.5 million in 2016 and $18.6 million in 2015. Current year charges were associated with severance from reduction in force and other employee costs associated with the establishment of our new client engagement centers, the writedown of information system assets which are no longer used and other IT restructuring charges. Charges in 2016 were associated with severance activities (including our voluntary employee separation program in the first quarter of 2016), and other costs associated with our strategic organizational realignment which include information technology asset write-offs, certain professional fees and costs to streamline administrative functions and processes in the United States and Europe. Similar charges in 2015 also included the consolidation of distribution and logistics centers and closure of offsite warehouses in the United States and Europe. Further information regarding these items is included in Note 9 of Notes to Consolidated Financial Statements. We expect to incur additional charges in 2018 as we continue to reposition the company.
(3) The year ended December 31, 2017 includes software as a service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy. SaaS implementation costs are recorded in other operating (income) expense, net. The fourth quarter of 2015 included an insurance recovery of $1.5 million related to a contract settlement in the United Kingdom for which $3.9 million was expensed in 2014. The 2015 recovery was recorded in other operating (income) expense, net.
(4) These pretax charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
(5) Includes a recognized income tax benefit of $34.6 million for the year ended December 31, 2017 associated with the estimated benefits under the Tax Cuts and Jobs Act.
More information about these charges is provided in Notes 3, 9 and 13 of Notes to Consolidated Financial Statements included in this annual report.
Results of Operations
2017 compared to 2016

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Domestic	$8,794,390	$9,191,574	$(397,184)	(4.3)%
International	391,628	343,674	47,954	14.0%
Proprietary Products	504,026	539,580	(35,554)	(6.6)%
Inter-segment	(371,769)	(351,397)	(20,372)	5.8%
Net revenue	$9,318,275	$9,723,431	$(405,156)	(4.2)%
Consolidated net revenue for the year ended December 31, 2017,was negatively affected primarily by the exit of a large domestic customer in 2016 and lower growth with existing domestic customers. Byram contributed $209 million in revenue to the Domestic segment in 2017. The increase in the International segment was driven by growth with existing customers and new business offset by unfavorable foreign currency translation impact of $4.0 million for the year. A decrease in sales of our sourced products primarily contributed to the year over year change in the Proprietary Products segment.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Cost of goods sold	$8,146,409	$8,536,121	$(389,712)	(4.6)%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor, bear risk of general and physical inventory loss and carry all credit risk associated with sales. These are sometimes referred to as distribution or buy/sell arrangements. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Proprietary Products business. There is no cost of goods sold associated with our fee-for-service arrangements. As a result of the decrease in sales activity through our distribution business, partially offset by the impact from Byram, cost of goods sold decreased from prior year by $389.7 million for the year.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Gross margin	$1,171,866	$1,187,310	$(15,444)	(1.3)%
As a % of net revenue	12.58%	12.21%
Gross margin for 2017 included positive contribution from Byram offset by the impact of overall lower revenues, a decline in provider margin and lower income from manufacturer product price changes compared to prior year. Excluding Byram, gross margin as a percentage of net revenue was 12.11% for 2017. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased gross margin pressure will continue.

We value Domestic segment inventory under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 4 basis point higher in 2017 and 1 basis point lower in 2016.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling & administrative expenses	$1,016,978	$970,424	$46,554	4.8%
As a % of net revenue	10.91%	9.98%
Other operating (income) expense, net	$4,930	$(7,388)	$12,318	(166.7)%
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

Excluding Byram, DS&A as a percentage of revenue was 10.53% for the year ended December 31, 2017. Overall expenses reflected decreased sales activity in 2017 and benefits of cost control and productivity initiatives. These were offset in part by increased costs to support new business. As a percentage of net revenue, the increase related to the large customer loss in 2016.

The change in other operating (income) expense, net was attributed primarily to software as a service implementation expenses which were not incurred in 2016.

A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Interest expense, net	$31,773	$27,057	$4,716	17.4%
Effective interest rate	4.34%	4.93%

The increase in interest expense and change in effective interest rate for the year were a result of the borrowings under our new Credit Agreement entered in July 2017.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Income tax (benefit) provision	$(15,315)	$63,755	$(79,070)	(124.0)%
Effective tax rate	(26.6)%	37.0%

The change in the effective tax rate compared to 2016 resulted from the release of a $3.4 million income tax valuation allowance in Europe and an income tax benefit of approximately $35 million associated with the estimated benefits under the Tax Cuts and Jobs Act. This benefit reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, partially offset by a one-time transition tax on our unremitted foreign earnings and profits. Excluding the effect of tax reform and the release of the valuation allowance, the effective tax rate was 39.5% for 2017.

2016 compared to 2015

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2016	2015	$	%
Domestic	$9,191,574	$9,176,855	$14,719	0.2%
International	343,674	372,638	(28,964)	(7.8)%
Proprietary Products	539,580	561,812	(22,232)	(4.0)%
Inter-segment	(351,397)	(338,359)	(13,038)	3.9%
Net revenue	$9,723,431	$9,772,946	$(49,515)	(0.5)%
Consolidated net revenue was negatively affected in 2016 by the previously announced exit of a large domestic customer and unfavorable foreign exchange impacts. Revenue in 2017 was negatively affected by this customer exit as well. In the Domestic segment, growth with our other large healthcare provider customers contributed to the year over year change. In the International segment, excluding the impact of a U.K.-based customer exit in 2015 and the negative impact of foreign exchange, revenues increased 0.8% compared to last year. The decline in Proprietary Products revenue was largely attributed to a short-term customer contract in late 2015 which did not recur in 2016 and production challenges in capacity and workforce availability which continued into 2017.

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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers. Our working capital metrics, including DSO and inventory turnover, have also been affected by changes in business mix along with changes in contractual terms with certain customers and suppliers.

	December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Cash and cash equivalents	$104,522	$185,488	$(80,966)	(43.7)%
Accounts and notes receivable, net of allowances	$758,936	$606,084	$152,852	25.2%
Days sales outstanding (1)	28.7	23.1
Merchandise inventories	$990,193	$916,311	$73,882	8.1%
Inventory turnover (2)	8.5	9.2
Accounts payable	$947,572	$750,750	$196,822	26.2%
(1) Based on year end accounts receivable and net revenue for the fourth quarter
(2) Based on average annual inventory and costs of goods sold for the years ended December 31, 2017 and 2016
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows:

	For the years ended December 31,
(Dollars in thousands)	2017	2016	2015
Net cash provided by (used for):
Operating activities	$56,774	$187,695	$270,243
Investing activities	(416,643)	(24,746)	(36,473)
Financing activities	272,806	(142,704)	(124,879)
Effect of exchange rate changes on cash	6,097	4,223	(4,643)
Increase (decrease) in cash and cash equivalents	$(80,966)	$24,468	$104,248
Cash provided by (used for) operating activities in 2017, 2016 and 2015 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in 2017, 2016 and 2015 included capital expenditures of $50.7 million, $30.1 million and $36.6 million for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2017 included cash paid for the acquisition of Byram Healthcare of approximately $367 million. Cash used for investing activities in 2016 was partially offset by $5.4 million in proceeds from the sale of property.
Cash used in financing activities included dividend payments of $63.2 million, $63.4 million and $63.7 million and repurchases of common stock under our share repurchase programs for $5.0 million, $71.0 million and $20.0 million in the years ended December 31, 2017, 2016 and 2015. In 2017, cash provided by financing activities included proceeds from borrowings of $354.6 million under our new Credit Agreement. Financing activities in 2015 also included the repayment of $33.7 million in borrowings on our Amended Credit Agreement.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility. On July 27, 2017, we entered into a new Credit Agreement replacing the Amended Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides borrowing capacity of $600 million and a $250 million term loan. We make principal payments under the term loan on a quarterly basis with the remaining outstanding principal due in five years. The revolving credit facility has a five-year maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our Credit Spread, the interest rate under the credit facility at December 31, 2017 is Eurocurrency Rate plus 1.375%.
At December 31, 2017, we had borrowings of $104.6 million and letters of credit of approximately $5.1 million outstanding under the Credit Agreement, leaving $490.3 million available for borrowing. We also have a $1.3 million and $1.1 million letter of credit outstanding as of December 31, 2017 and 2016 which supports our facilities leased in Europe.
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
We paid quarterly cash dividends on our outstanding common stock at the rate of $0.2575 per share during 2017, $0.255 per share during 2016 and $0.2525 per share during 2015. In January 2018, the Board of Directors approved the first quarter dividend of $0.26 per common share, an increase of 1.0% compared to 2017. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. During 2017, we repurchased approximately 0.2 million shares for $5.0 million under this program. At December 31, 2017, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating earnings in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash, cash equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $79.1 million and $82.1 million at December 31, 2017 and 2016. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized a provisional amount of this one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. The Company will evaluate its foreign earnings repatriation policy in 2018.

Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2017:

(Dollars in thousands)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$1,068,933	$45,366	$91,187	$633,317	$299,063
Purchase obligations (2)	120,618	34,985	60,235	25,398	—
Operating leases (2)	262,222	63,873	94,758	51,013	52,578
Capital lease obligations (1)	29,711	5,961	6,755	4,358	12,637
Unrecognized tax benefits, net (3)	13,585	—	—	—	—
Other long-term liabilities (4)	77,779	3,537	6,885	6,885	60,472
Total contractual obligations	$1,572,848	$153,722	$259,820	$720,971	$424,750
(1) See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2017.
(2) See Note 17 of Notes to Consolidated Financial Statements.
(3) We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits.
(4) Other long-term liabilities include estimated minimum required payments for our unfunded retirement plan for certain officers. See Note 12 of Notes to Consolidated Financial Statements. Certain long-term liabilities, including deferred tax liabilities and post-retirement benefit obligations, are excluded as we cannot reasonably estimate the timing of payments for these items.
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
Allowances for losses on accounts receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2017, accounts receivable were $758.9 million, net of allowances of $16.2 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material adverse effect on the results of operations.

Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for inventories in the U.S. and the first-in, first-out (FIFO) method for inventories outside of the U.S. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise throughout the year. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2017, the carrying value of inventory was $990.2 million, which is $119.6 million lower than the value of inventory had it all been accounted for on a FIFO basis.
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
We evaluate goodwill for impairment annually and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we perform qualitative assessments based on macroeconomic conditions, structural changes in the industry, estimated financial performance, and other relevant information. If necessary, we perform a quantitative analysis to estimate the fair value of the reporting unit using valuation techniques, including comparable multiples of the reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $713.8 million at December 31, 2017.
Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2017, long-lived assets included property and equipment of $206.5 million, net of accumulated depreciation; intangible assets of $184.5 million, net of accumulated amortization; and computer software costs of $61.8 million, net of accumulated amortization.
We did not record any material impairment losses related to goodwill or long-lived assets in 2017. However, the impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions or inability to meet certain financial projections, could produce materially different results.
Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheets for employee healthcare, workers’ compensation and automobile liability costs totaled $13.5 million at December 31, 2017 and $14.2 million at December 31, 2016.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates under our Credit Agreement. We had $246.9 million term loan, borrowings of $104.6 million under the revolver and $5.1 million in letters of credit under the Credit Agreement at December 31, 2017. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Domestic segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.66 per gallon in 2017, increased 15.0% from $2.31 per gallon in 2016. Based on our fuel consumption in 2017, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Domestic segment operating earnings by approximately $0.3 million.
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
Item 8. Financial Statements and Supplementary Data
See Item 15. Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
On August 1, 2017, we completed our acquisition of Byram Healthcare. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we have excluded this acquisition, except for certain balances associated with purchase accounting, from our 2017 assessment of the effectiveness of our internal control over financial reporting since it was not practicable for management to conduct an assessment of internal control over financial reporting between the acquisition date and the date of management's assessment. Therefore, our evaluation of our disclosure controls and procedures also excluded this acquisition from our assessment.
There has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f), for Owens & Minor, Inc. (the "Company"). The Company has designed its internal control over financial reporting to provide reasonable assurance on the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017.
In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management determined that it would exclude the Byram Healthcare business, which was acquired on August 1, 2017, from the scope of the assessment of the effectiveness of our internal control over financial reporting. The reason for this exclusion is that we acquired Byram Healthcare in the third quarter of 2017 and it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. Except for goodwill and intangible assets recorded by the Company in connection with the purchase of Byram Healthcare, management excluded Byram Healthcare from its assessment of internal control over financial reporting.  Excluding $404 million of goodwill and intangible assets (see Note 3 of Notes to the Consolidated Financial Statements), this acquisition represented $78 million of assets and $209 million of revenues as of and for the year ended December 31, 2017, of our consolidated financial statements.  Byram Healthcare will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2018.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/ Paul C. Phipps
Paul C. Phipps
President, Chief Executive Officer and Chairman of the Board

/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer and President, International

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Owens & Minor, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes, and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Byram Healthcare (Byram) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Byram’s internal control over financial reporting associated with total assets of $78 million and total revenues of $209 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Byram Healthcare.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Richmond, Virginia
February 23, 2018

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers at the end of the electronic filing of this Form 10-K and the registrant’s 2018 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 1, 2017. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 68.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

Year ended December 31,	2017	2016	2015
Net revenue	$9,318,275	$9,723,431	$9,772,946
Cost of goods sold	8,146,409	8,536,121	8,558,373
Gross margin	1,171,866	1,187,310	1,214,573
Distribution, selling and administrative expenses	1,016,978	970,424	993,783
Acquisition-related and exit and realignment charges	60,707	24,675	28,404
Other operating (income) expense, net	4,930	(7,388)	(7,973)
Operating earnings	89,251	199,599	200,359
Interest expense, net	31,773	27,057	27,149
Income before income taxes	57,478	172,542	173,210
Income tax (benefit) provision	(15,315)	63,755	69,801
Net income	$72,793	$108,787	$103,409

Net income per common share: basic and diluted	$1.20	$1.76	$1.65
Cash dividends per common share	$1.03	$1.02	$1.01
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year ended December 31,	2017	2016	2015
Net income	$72,793	$108,787	$103,409
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2017, 2016 and 2015)	43,060	(15,017)	(27,581)
Change in unrecognized net periodic pension costs (net of income tax of $6 in 2017, $343 in 2016, and $90 in 2015)	(857)	(727)	(159)
Other (net of income tax of $0 in 2017, 2016, and 2015)	196	86	(84)
Other comprehensive income (loss)	42,399	(15,658)	(27,824)
Comprehensive income	$115,192	$93,129	$75,585
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2017	2016
Assets
Current assets
Cash and cash equivalents	$104,522	$185,488
Accounts receivable, net	758,936	606,084
Merchandise inventories	990,193	916,311
Other current assets	328,254	254,156
Total current assets	2,181,905	1,962,039
Property and equipment, net	206,490	191,718
Goodwill, net	713,811	414,936
Intangible assets, net	184,468	82,511
Other assets, net	89,619	66,548
Total assets	$3,376,293	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$947,572	$750,750
Accrued payroll and related liabilities	30,416	45,051
Other current liabilities	331,745	238,837
Total current liabilities	1,309,733	1,034,638
Long-term debt, excluding current portion	900,744	564,583
Deferred income taxes	74,247	90,383
Other liabilities	76,090	68,110
Total liabilities	2,360,814	1,757,714
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding—61,476 shares and 61,031 shares	122,952	122,062
Paid-in capital	226,937	219,955
Retained earnings	690,674	685,504
Accumulated other comprehensive loss	(25,084)	(67,483)
Total equity	1,015,479	960,038
Total liabilities and equity	$3,376,293	$2,717,752
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2017	2016	2015
Operating activities:
Net income	$72,793	$108,787	$103,409
Adjustments to reconcile net income to cash provided by operating activities :
Depreciation and amortization	59,443	55,393	65,982
Share-based compensation expense	11,911	12,042	11,306
Provision for losses on accounts receivable	2,674	377	(24)
Deferred income tax (benefit) expense	(49,988)	4,218	(6,101)
Changes in operating assets and liabilities:
Accounts receivable	(100,010)	(25,244)	18,333
Merchandise inventories	(57,032)	22,589	(69,727)
Accounts payable	143,947	43,430	114,011
Net change in other assets and liabilities	(33,263)	(37,559)	30,177
Other, net	6,299	3,662	2,877
Cash provided by operating activities	56,774	187,695	270,243
Investing activities:
Acquisitions, net of cash acquired	(366,569)	—	—
Additions to property and equipment	(34,613)	(20,302)	(20,531)
Additions to computer software and intangible assets	(16,124)	(9,819)	(16,085)
Proceeds from sale of property and equipment	663	5,375	143
Cash used for investing activities	(416,643)	(24,746)	(36,473)
Financing activities:
Proceeds from issuance of debt	250,000	—	—
Borrowing under revolving credit facility	104,600	—	(33,700)
Repayment of debt	(3,125)	—	—
Financing costs paid	(1,798)	—	—
Cash dividends paid	(63,151)	(63,382)	(63,651)
Repurchases of common stock	(5,000)	(71,028)	(20,000)
Other, net	(8,720)	(8,294)	(7,528)
Cash provided by (used for) financing activities	272,806	(142,704)	(124,879)
Effect of exchange rate changes on cash and cash equivalents	6,097	4,223	(4,643)
Net (decrease) increase in cash and cash equivalents	(80,966)	24,468	104,248
Cash and cash equivalents at beginning of year	185,488	161,020	56,772
Cash and cash equivalents at end of year	$104,522	$185,488	$161,020
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2014	63,070	$126,140	$202,934	$685,765	$(24,001)	$990,838
Net income				103,409		103,409
Other comprehensive loss					(27,824)	(27,824)
Dividends declared ($1.01 per share)				(63,483)		(63,483)
Shares repurchased and retired	(587)	(1,175)		(18,825)		(20,000)
Share-based compensation expense, exercises and other	320	641	9,009			9,650
Balance, December 31, 2015	62,803	125,606	211,943	706,866	(51,825)	992,590
Net income				108,787		108,787
Other comprehensive loss					(15,658)	(15,658)
Dividends declared ($1.02 per share)				(63,212)		(63,212)
Shares repurchased and retired	(2,045)	(4,091)		(66,937)		(71,028)
Share-based compensation expense, exercises and other	273	547	8,012			8,559
Balance, December 31, 2016	61,031	122,062	219,955	685,504	(67,483)	960,038
Net income				72,793		72,793
Other comprehensive income					42,399	42,399
Dividends declared ($1.03 per share)				(62,933)		(62,933)
Shares repurchased and retired	(155)	(310)		(4,690)		(5,000)
Share-based compensation expense, exercises and other	600	1,200	6,982			8,182
Balance, December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us or our), is a Fortune 500 company headquartered in Richmond, Virginia. We are a leading global healthcare solutions company that connects the world of medical products to the point of care by providing vital supply chain assistance to the providers of healthcare services and the manufacturers of healthcare products, supplies, and devices in the United States and Europe. We serve our customers with a service portfolio that covers procurement, inventory management, delivery and sourcing for the healthcare market. With fully developed networks in the United States and Europe, we are equipped to serve a customer base ranging from hospitals, integrated healthcare systems, group purchasing organizations, and the U.S. federal government, to manufacturers of life-science and medical devices and supplies, including pharmaceuticals in Europe.
We report our business under three distinct business units: Domestic, International and Proprietary Products (formerly Clinical and Procedural Solutions). Domestic is our U.S. distribution, logistics and value-added services business, while International is our European distribution, logistics and value-added services business. Proprietary Products provides product-related solutions, including surgical and procedural kitting and sourcing.
Basis of Presentation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls, in conformity with U.S generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated.
Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Estimates are used for, but are not limited to, the allowances for losses on accounts receivable, inventory valuation allowances, supplier incentives, depreciation and amortization, goodwill valuation, valuation of intangible assets and other long-lived assets, valuation of property held for sale, self-insurance liabilities, tax liabilities, defined benefit obligations, share-based compensation and other contingencies. Actual results may differ from these estimates.
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
Accounts Receivable, Net. In general, accounts receivable from customers are recorded at the invoiced amount. We assess finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectability. We have arrangements with certain customers under which they make deposits on account. Customer deposits in excess of outstanding receivable balances are classified as other current liabilities. For our direct to patient business, accounts receivable are recorded net of a contractual allowance.
We maintain valuation allowances based upon the expected collectability of accounts receivable. Our allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts and general allowances for accounts that may become uncollectible. Allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Financing Receivables and Payables. We have an order-to-cash program in our International segment under which we invoice manufacturers’ customers and remit collected amounts to the manufacturers. We retain credit risk for certain uncollected receivables under this program where contractually obligated. We continually monitor the expected collectability in this program and maintain valuation allowances when it is likely that an amount may be or may become uncollectible. Allowances are estimated based on a number of factors including creditworthiness of customers, age of the receivables and historical experience. We write off uncollected receivables under this program when collection is no longer being pursued. At December 31, 2017 and 2016, the allowance for uncollectible accounts as part of this program was $0.1 million. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer. Balances receivable and related amounts payable under this program are classified in other current assets and other current liabilities in the consolidated balance sheets.
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
Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts, non-competition agreements, trademarks, and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Customer relationships are generally amortized over three to 15 years and other intangible assets are amortized generally for periods between one and 15 years, based on their pattern of economic benefit or on a straight-line basis.
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and ten years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2017 and 2016 was $61.8 million and $59.2 million. Depreciation and amortization expense includes $10.7 million, $12.9 million and $15.4 million of software amortization for the years ended December 31, 2017, 2016 and 2015. Additional amortization of $4.5 million in 2015 related to the accelerated amortization of an information system which was replaced in the International segment is included in acquisition-related and exit and realignment charges in the consolidated statements of income. Implementation costs incurred for a cloud computing arrangement that is considered a service contract (software as a service or SaaS) are expensed as incurred.

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
Self-Insurance Liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense or reductions to expense. Self-insurance liabilities are included in other current liabilities on the consolidated balance sheets.
Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price or fee is fixed or determinable, and collectability is reasonably assured. Under most of our distribution arrangements, we record revenue at the time shipment is completed as title passes to the customer when the product is received by the customer. For our direct to patient and home health agency sales, revenues are recorded based upon the estimated amounts due from patients and third-party payors. Third-party payors include federal and state agencies (under Medicare and Medicaid programs), managed care health plans and commercial insurance companies. Estimates of contractual allowances are based upon historical collection rates for the related payor agreements. The estimated reimbursement amounts are made on a payor-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and reimbursement terms.
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
Shipping and Handling. Shipping and handling costs are included in DS&A expenses on the consolidated statements of income and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $589.0 million, $558.9 million and $548.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Third-party shipping and handling costs billed to customers, which are included in net revenue, are immaterial for all periods presented.
Share-Based Compensation. We account for share-based payments to employees at fair value and recognize the related expense in selling, general and administrative expenses over the service period for awards expected to vest.
Derivative Financial Instruments. We are directly and indirectly affected by changes in certain market conditions, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks, primarily foreign currency exchange risk. We use forward contracts, which are agreements to buy or sell a quantity of a commodity at a predetermined future date, and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes. All derivatives are carried at fair value in our consolidated balance sheets, which is determined by using observable market inputs (Level 2). The cash flow impact of the our derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities. We did not have any derivatives outstanding as of December 31, 2017 or 2016.
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

The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. To the extent the effects of the Act are reasonably estimable we have recognized provisional amounts. Given the significant complexity of the Act, anticipated guidance from the U.S. Treasury about implementing the Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, these estimates may be adjusted during 2018.
We earn a portion of our operating earnings in foreign jurisdictions outside the United States. Prior to the reporting period in which the Act was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized a provisional amount of this one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. The Company will evaluate its foreign earnings repatriation policy in 2018.
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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. Property held for sale is reported at estimated fair value less selling costs with fair value determined based on recent sales prices for comparable properties in similar locations (Level 2). The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 10 for the fair value of debt.
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
Exit and realignment charges consist of costs associated with optimizing our operations which include the closure and consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include costs related to our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining operating lease and other contractual obligations, net of estimated sub-lease income. The net lease termination cost is discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. The current portion of accrued lease and other contractual termination costs is included in other current liabilities on the consolidated balance sheets, and the non-current portion is included in other liabilities. Severance benefits are recorded when payment is considered probable and reasonably estimable.
Income Per Share. Basic and diluted income per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing nonforfeitable rights to dividends are participating securities.
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of income and were not material to our consolidated results of operations in 2017, 2016 and 2015.
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Recent Accounting Pronouncements. During 2017, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. We expect this standard will have a material effect on our financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on our balance sheet for operating leases related to office and warehouse facilities.
On January 1, 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this updated guidance included changes to simplify the Codification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. As a result of this adoption, we recognized $0.4 million in excess tax benefits in the income statement for the year ended December 31, 2017. In addition, we recorded these tax benefits related to stock based compensation for the current year in operating activities in the statements of cash flows and reclassified $0.8 and $0.6 million from financing activities in 2016 and 2015, respectively, to conform to this presentation.
In May 2014, the FASB issued an ASU, Revenue from Contracts with Customers.  The amended guidance eliminates industry specific guidance and applies to all companies.  Revenue will be recognized when an entity satisfies a performance obligation by transferring control of a promised good or service to a customer in an amount that reflects the consideration to which the entity expects to be entitled for that good or service. Revenue from a contract that contains multiple performance obligations is allocated to each performance obligation generally on a relative standalone selling price basis. Amended guidance was issued on: principal versus agent considerations, shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good, clarification on how an entity should evaluate the collectibility threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The amended guidance also requires additional quantitative and qualitative disclosures. These amended standards are all effective for us beginning January 1, 2018 and allow for either full retrospective adoption or modified retrospective adoption (cumulative effect). We have completed our evaluation of the amended guidance, including identification of revenue streams and customer contract reviews. Our revenue is primarily distribution revenue, which we recognize at the time shipment is completed and title passes to the customer. Based on our analysis, the timing of recognition of distribution revenue will be substantially unchanged under the amended guidance. We intend to use the modified retrospective method of adoption.
Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2017, 2016 and 2015, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our net revenue annually: Vizient—43% to 54%; Premier—20% to 21%; and HPG—11% to 14%.
Net revenue from sales of product supplied by Medtronic represented approximately 11% of our net revenues for 2017 and 13% of our net revenues for 2016 and 2015. Net revenue from sales of product supplied by Johnson & Johnson represented approximately 9% of our net revenue annually for each of the previous three years. Net revenue from sales of product supplied by Becton Dickinson represented approximately 9% of our net revenue for 2017 and 2016.
Note 3—Acquisitions
On August 1, 2017, we completed the acquisition of Byram Healthcare, a leading domestic distributor of reimbursable medical supplies sold directly to patients and home health agencies.
The consideration was $367 million, net of cash acquired, which is subject to final working capital adjustments with the seller. The purchase price was allocated on a preliminary basis to the underlying assets acquired and liabilities assumed based upon our current estimate of their fair values at the date of acquisition. The purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $289 million which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$62,902	$(916)	$61,986
Goodwill	263,155	25,536	288,691
Intangible assets	156,000	(41,000)	115,000
Other noncurrent assets	3,615	1,454	5,069
Total assets	485,672	(14,926)	470,746
Liabilities assumed:
Current liabilities	72,397	565	72,962
Noncurrent liabilities	46,706	(15,491)	31,215
Total liabilities	119,103	(14,926)	104,177
Fair value of net assets acquired, net of cash	$366,569	$—	$366,569
(1) As previously reported in our third quarter 2017 Form 10-Q.
We are amortizing the preliminary fair value of acquired intangible assets, primarily chronic customer relationships and a trade name, over their weighted average useful lives of three to 10 years.
Goodwill of $289 million, which we assigned to our Domestic segment, consists largely of expected opportunities to expand into the non-acute market with direct to patient distribution capabilities. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for Byram has not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.

We recognized pre-tax acquisition-related expenses of $17.3 million, $1.2 million and $9.8 million for the years ended December 31, 2017, 2016 and 2015. The current year charges were related primarily to transaction and transition costs for Byram and the pending Halyard S&IP transaction. Expenses in 2016 related primarily to costs incurred to settle certain obligations and address other on-going matters associated with the acquisitions of ArcRoyal and Medical Action which were partially offset on a year-to-date basis by the first quarter gain on the sale of property acquired with Medical Action. Charges in 2015 consisted primarily of costs to continue the integration of Medical Action and ArcRoyal which were acquired in the fourth quarter of 2014 including certain severance and contractual payments to the former owner and costs to transition information technology and other administrative functions.
Note 4—Accounts Receivable, Net
Allowances for losses on accounts receivable of $16.2 million and $13.5 million have been applied as reductions of accounts receivable at December 31, 2017 and 2016. Write-offs of accounts receivable were $0.8 million, $0.9 million and $1.2 million for 2017, 2016 and 2015.
Note 5—Merchandise Inventories
At December 31, 2017 and 2016 we had inventory of $990.2 million and $916.3 million, of which $964.2 million and $902.2 million were valued under LIFO. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $119.6 million and $115.4 million as of December 31, 2017 and 2016. At December 31, 2017 and 2016, included in our inventory was $22.1 million and $19.7 million in raw materials, $7.0 million and $10.8 million in work in process and the remainder was finished goods.
Note 6—Financing Receivables and Payables
At December 31, 2017 and 2016, we had financing receivables of $192.1 million and $156.5 million and related payables of $124.9 million and $110.0 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

Note 7—Property and Equipment
Property and equipment consists of the following:

December 31,	2017	2016
Warehouse equipment	$190,410	$167,889
Computer equipment	59,746	51,513
Building and improvements	78,709	72,780
Leasehold improvements	71,830	60,360
Land and improvements	17,638	17,311
Furniture and fixtures	15,119	14,668
Office equipment and other	12,619	8,596
	446,071	393,117
Accumulated depreciation	(239,581)	(201,399)
Property and equipment, net	$206,490	$191,718
The gross value of assets recorded under capital leases was $33.4 million and $36.4 million with associated accumulated depreciation of $18.1 million and $16.4 million as of December 31, 2017 and 2016, respectively. Depreciation expense for property and equipment and assets under capital leases was $32.3 million, $32.5 million and $36.3 million for the years ended December 31, 2017, 2016 and 2015.
We had no property held for sale at December 31, 2017 or 2016.
Note 8—Goodwill and Intangible Assets
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2017:

	Domestic	International	Proprietary Products	Consolidated
Carrying amount of goodwill, December 31, 2016	$180,006	$19,391	$215,539	$414,936
Acquisition (See Note 3)	288,691	—	—	288,691
Currency translation adjustments	—	7,772	2,412	10,184
Carrying amount of goodwill, December 31, 2017	$468,697	$27,163	$217,951	$713,811
Intangible assets at December 31, 2017 and 2016 were as follows:

	2017		2016
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles
Gross intangible assets	$199,265	$43,537	$118,223	$4,045
Accumulated amortization	(54,757)	(3,577)	(38,429)	(1,328)
Net intangible assets	$144,508	$39,960	$79,794	$2,717
Weighted average useful life	11 years	7 years	14 years	5 years
At December 31, 2017, $117.7 million in net intangible assets were held in the Domestic segment, $9.7 million in the International segment, and $57.0 million in the Proprietary Products segment. Amortization expense for intangible assets was $16.4 million for 2017, $10.0 million for 2016 and $9.8 million for 2015.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $25.5 million for 2018, $25.6 million for 2019, $24.6 million for 2020, $22.9 million for 2021 and $22.1 million for 2022.

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
Exit and realignment charges by segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

Year ended December 31,	2017	2016	2015
Domestic segment	$39,823	$14,304	$7,318
International segment	1,726	7,491	11,312
Proprietary Products	1,893	1,669	—
Total exit and realignment charges	$43,442	$23,464	$18,630
The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2017:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment charges, January 1, 2015	$3,575	$2,887	$6,462
Provision for exit and realignment activities	1,118	3,965	5,083
Change in estimate	(3,002)	(875)	(3,877)
Cash payments, net of sublease income	(1,205)	(4,137)	(5,342)
Accrued exit and realignment charges, December 31, 2015	486	1,840	2,326
Provision for exit and realignment activities	—	11,823	11,823
Change in estimate	—	(261)	(261)
Cash payments, net of sublease income	(486)	(11,164)	(11,650)
Accrued exit and realignment charges, December 31, 2016	—	2,238	2,238
Provision for exit and realignment activities	—	17,691	17,691
Change in estimate	—	(365)	(365)
Cash payments, net of sublease income	—	(7,592)	(7,592)
Accrued exit and realignment charges, December 31, 2017	$—	$11,972	$11,972
In addition to the exit and realignment accruals in the preceding table, we also incurred $26.1 million of costs that were expensed as incurred for the year ended December 31, 2017, including $15.2 million in consulting costs, $5.1 million in asset write-downs, $4.7 million in information system restructuring costs, and $1.1 million in other costs.
We incurred $11.9 million of costs that were expensed as incurred for the year ended December 31, 2016, including $3.6 million in professional service fees, $3.0 million in asset write-downs, $2.9 million in information system costs, $0.9 million in labor costs, $0.7 million in other facility costs and $0.8 million in other costs.
We incurred $17.4 million of costs that were expensed as incurred for the year ended December 31, 2015, including $4.6 million in facility costs, $4.5 million in accelerated amortization of an information system that was replaced, $3.8 million in professional service fees, $3.0 million in information systems costs, $1.4 million in labor costs and $0.1 million in other costs.
We do not expect significant additional costs in 2018 for activities that were initiated through December 31, 2017; however, we anticipate new actions will be taken in 2018 that will incur costs similar to prior years.

Note 10—Debt
Debt consists of the following:

	2017		2016
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, $275 million par value, maturing September 2021	$272,734	$278,080	$272,394	$274,450
4.375% Senior Notes, $275 million par value, maturing December 2024	272,959	277,915	272,444	269,995
Term Loan	246,182	246,182	—	—
Revolver	104,600	104,600	—	—
Capital leases	20,888	20,888	24,549	24,549
Total debt	917,363	927,665	569,387	568,994
Less current maturities	(16,619)	(16,619)	(4,804)	(4,804)
Long-term debt	$900,744	$911,046	$564,583	$564,190
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
On July 27, 2017, we entered into a new Credit Agreement replacing the Amended Credit Agreement. The new agreement provides borrowing capacity of $600 million and a $250 million term loan. We make principal payments under the term loan on a quarterly basis with the remaining outstanding principal due in five years. The revolving credit facility has a five-year maturity. The proceeds from the new borrowing were primarily used to fund the Byram acquisition which closed on August 1, 2017. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at December 31, 2017 is Eurocurrency Rate plus 1.375%.
At December 31, 2017, we had borrowings of $104.6 million under the revolver and letters of credit of approximately $5.1 million outstanding under the Credit Agreement, leaving $490.3 million available for borrowing. We also had a letter of credit outstanding for $1.3 million as of December 31, 2017 and $1.1 million at December 31, 2016, which supports our facilities leased in Europe.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2017.
Scheduled future principal payments of debt are $12.5 million in 2018, $12.5 million in 2019, $14.1 million in 2020, $295.3 million in 2021, $292.1 million in 2022, and $275.0 million thereafter.
Cash payments for interest during 2017, 2016 and 2015 were $30.6 million, $27.9 million and $27.7 million.
We enter into long-term non-cancellable leases for certain warehouse equipment and vehicles which, for accounting purposes, are classified as capital leases. We also operate a kitting facility acquired with Medical Action which is subject to a long-term capital lease. As of December 31, 2017, we were obligated under capital leases for minimum annual rental payments as follows:

Year

2018	$5,961
2019	3,964
2020	2,791
2021	2,262
2022	2,096
Thereafter	12,637
Total minimum lease payments	29,711
Less: Amounts representing interest	(8,823)
Present value of total minimum lease payments	20,888
Less: Current portion of capital lease obligations	(4,119)
Long-term portion of capital lease obligations	$16,769
Note 11—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2017 approximately 1.1 million common shares were available for issuance under the Plan.
Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and generally have a total performance and vesting period of three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2017, 2016, or 2015.
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
Total share-based compensation expense for December 31, 2017, 2016 and 2015, was $11.9 million, $12.0 million and $11.3 million, with recognized tax benefits of $4.6 million, $4.5 million and $4.4 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $28.5 million at December 31, 2017. This amount is expected to be recognized over a weighted-average period of 2.7 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is approximately $0.9 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2017 was $2.2 million and will be recognized primarily in 2018 if the related performance targets are met.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share
Nonvested awards at beginning of year	1,091	$44.15	1,104	$40.02	814	$33.29
Granted	1,152	30.55	572	34.75	545	34.25
Vested	(351)	33.97	(337)	32.65	(195)	29.90
Forfeited	(235)	34.49	(248)	34.06	(60)	33.27
Nonvested awards at end of year	1,657	42.60	1,091	44.15	1,104	40.02
The total value of restricted stock vesting during the years ended December 31, 2017, 2016 and 2015, was $11.9 million, $11.0 million and $5.8 million.
The following table summarizes the activity and terms of outstanding options at December 31, 2017, and for each of the years in the three-year period then ended:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	15	$20.49
Exercised	(15)	20.49
Forfeited	—	—
Options outstanding at December 31, 2015	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2016	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at December 31, 2017	—	$—	—	$—
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015, was $0.0 million, $0.0 million and $0.2 million. No options were granted in 2017, 2016 or 2015. No options were outstanding as of December 31, 2017.
Note 12—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a discretionary contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $9.1 million, $12.5 million, and $12.3 million of expense related to this plan in 2017, 2016 and 2015. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2017, 2016 and 2015.
U.S. Retirement Plans. We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States (U.S. Retirement Plan). In February 2012, our Board of Directors amended the U.S. Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2017	2016
Change in benefit obligation
Benefit obligation, beginning of year	$52,051	$51,023
Interest cost	1,887	1,980
Actuarial (gain) loss	2,796	2,616
Benefits paid	(3,460)	(3,568)
Benefit obligation, end of year	$53,274	$52,051
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,460	3,568
Benefits paid	(3,460)	(3,568)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(53,274)	$(52,051)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(3,481)	$(3,405)
Other liabilities	(49,791)	(48,644)
Accumulated other comprehensive loss	19,019	18,071
Net amount recognized	$(34,253)	$(33,978)
Accumulated benefit obligation	$53,274	$52,051
Weighted average assumptions used to determine benefit obligation
Discount rate	3.25%	3.75%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2017 and 2016. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.
The components of net periodic benefit cost for the U.S. Retirement Plan, which is included in distribution, selling, and administrative expenses in the consolidated statements of income, were as follows:

Year ended December 31,	2017	2016	2015
Interest cost	$1,887	$1,980	$1,806
Recognized net actuarial loss	1,849	1,646	1,606
Net periodic benefit cost	$3,736	$3,626	$3,412
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.75%	4.00%	3.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $2.1 million of the net actuarial loss reported in the following table as of December 31, 2017, as a component of net periodic benefit cost during 2018.

Year ended December 31,	2017	2016
Net actuarial loss	$(19,019)	$(18,071)
Deferred tax benefit	6,939	7,048
Amounts included in accumulated other comprehensive income (loss), net of tax	$(12,080)	$(11,023)
As of December 31, 2017, the expected benefit payments required for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2018	$3,452
2019	3,214
2020	3,185
2021	3,056
2022	2,940
2023-2027	12,893
International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2017 and 2016, the accumulated benefit obligation under these plans was $2.4 million and $2.0 million. We recorded $0.1 million in net periodic benefit cost in distribution, selling and administrative expenses for the each of years ended December 31, 2017, 2016 and 2015.
Note 13-Income Taxes

On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the Act). The Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently we recorded a corresponding net one-time tax benefit of approximately $35 million, substantially all of which was non-cash. This benefit reflects (i) the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, partially offset by (ii) a one-time transition tax on our unremitted foreign earnings and profits (E&P), which we will elect to pay over an eight-year period.
Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) 118 requires that the company include in its financial statements the reasonable estimate of the impact of the Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. While we have substantially completed our provisional analysis of the income tax effects of the Act and recorded a reasonable estimate of such effects, the net one-time impact related to the Act may differ, possibly materially, due to, further refinement of our calculations as we review all the data necessary to measure the underlying tax basis of certain temporary differences, further analyze the post-1986 E&P for foreign subsidiaries, complete our analysis of the 2017 Act, collect and prepare necessary data, and interpret any additional guidance issued by the U.S. Treasury Department, the IRS, or other standard-setting bodies. We will complete our analysis over a one-year measurement period ending December 22, 2018, and any adjustments during this measurement period will be included as an adjustment to income tax expense in the reporting period when such adjustments are determined.
We have not completed our accounting for the income tax effects of certain elements of the Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Act and, for GILTI, whether such taxes are recorded as a current-period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017.
The components of income (loss) before income taxes consist of the following:

Year ended December 31,	2017	2016	2015
Income (loss) before income taxes:
U.S.	$49,903	$150,942	$167,444
Foreign	7,575	21,600	5,766
Income before income taxes	$57,478	$172,542	$173,210

The income tax provision consists of the following:

Year ended December 31,	2017	2016	2015
Current tax provision (benefit):
Federal	$27,043	$46,846	$60,757
State	5,455	8,512	11,431
Foreign	2,175	4,179	3,714
Total current tax provision	34,673	59,537	75,902
Deferred tax provision (benefit):
Federal	(43,838)	5,303	(4,744)
State	(1,068)	885	(376)
Foreign	(5,082)	(1,970)	(981)
Total deferred tax provision	(49,988)	4,218	(6,101)
Total income tax provision	$(15,315)	$63,755	$69,801
A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in the rate resulting from:
State income taxes, net of federal income tax impact	4.3%	3.7%	4.1%
Foreign income taxes	(8.2)%	(4.3)%	(2.8)%
Valuation allowance	(1.9)%	0.5%	1.2%
Tax Reform	(60.2)%	—%	—%
Other	4.4%	2.1%	2.8%
Effective income tax rate	(26.6)%	37.0%	40.3%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2017	2016
Deferred tax assets:
Employee benefit plans	$23,181	$35,540
Accrued liabilities not currently deductible	20,477	15,693
Finance charges	2,007	3,803
Capital leases	3,732	6,607
Allowance for losses on accounts and notes receivable	4,043	4,069
Net operating loss carryforwards	16,536	12,722
Other	4,311	4,183
Total deferred tax assets	74,287	82,617
Less: valuation allowances	(12,726)	(12,332)
Net deferred tax assets	61,561	70,285
Deferred tax liabilities:
Merchandise inventories	43,683	71,035
Goodwill	26,194	37,854
Property and equipment	10,669	14,910
Computer software	9,473	15,363
Insurance	243	368
Intangible assets	38,726	18,887
Other	212	230
Total deferred tax liabilities	129,200	158,647
Net deferred tax liability	$(67,639)	$(88,362)

The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2017. The valuation allowances primarily relate to net operating loss carryforwards in non-U.S. jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period.
As part of the Act described above, and as a result of the tax on the deemed repatriation of foreign earnings, substantially all of the Company’s foreign earnings have been subjected to tax in the U.S. However, the Company’s foreign subsidiaries are considered indefinitely reinvested, and no provision for deferred U.S. income taxes has been recorded on the basis differences attributable to those subsidiaries.
Cash payments for income taxes, including interest, for 2017, 2016 and 2015 were $41.8 million, $74.1 million and $52.4 million.
At December 31, 2017 and 2016, the liability for unrecognized tax benefits was $13.6 million and $10.7 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2017	2016
Unrecognized tax benefits at January 1,	$10,725	$7,657
Increases for positions taken during current period	1,644	2,322
Increases for positions taken during prior periods	1,928	1,135
Decreases for positions taken during prior periods	(712)	(242)
Lapse of statute of limitations	—	(21)
Settlements with taxing authorities	—	(126)
Unrecognized tax benefits at December 31,	$13,585	$10,725
Included in the liability for unrecognized tax benefits at December 31, 2017 and 2016, were $5.0 million and $4.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $6.4 million and $5.5 million at December 31, 2017 and 2016, would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2017 and 2016 was $0.6 million and $0.4 million. We recognized $0.2 million in interest expense in 2017, $0.2 million in 2016 and $0.1 million in 2015. There were no penalties accrued at December 31, 2017 and 2016 or recognized in 2017, 2016 and 2015.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2014, 2015 and 2016 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2014 through 2016; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by the Movianto business prior to its acquisition on August 31, 2012 and for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017.

Note 14—Net Income per Common Share
The following table summarizes the calculation of net income per share attributable to common shareholders for the years ended December 31, 2017, 2016 and 2015:

Year ended December 31,	2017	2016	2015
Numerator:
Net income	$72,793	$108,787	$103,409
Less: income allocated to unvested restricted shares	(1,060)	(1,147)	(925)
Net income attributable to common shareholders—basic	71,733	107,640	102,484
Add: undistributed income attributable to unvested restricted shares—basic	58	297	235
Less: undistributed income attributable to unvested restricted shares—diluted	(58)	(297)	(235)
Net income attributable to common shareholders—diluted	$71,733	$107,640	$102,484
Denominator:
Weighted average shares outstanding—basic	60,001	61,093	62,116
Dilutive shares—stock options	—	—	1
Weighted average shares outstanding—diluted	60,001	61,093	62,117
Net income attributable to common shareholders:
Basic and diluted	$1.20	$1.76	$1.65
Note 15—Shareholders’ Equity
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
During the year ended December 31, 2017, we repurchased in open-market transactions and retired approximately 0.2 million shares of our common stock for an aggregate of $5.0 million, or an average price per share of $32.27. As of December 31, 2017, we have $94.0 million in remaining authorization available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.
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

Note 16 — Accumulated Other Comprehensive Income
The following tables show the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2017, 2016 and 2015:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	(2,796)	43,060	196	40,460
Income tax	727	—	—	727
Other comprehensive income (loss) before reclassifications, net of tax	(2,069)	43,060	196	41,187
Amounts reclassified from accumulated other comprehensive income (loss)	1,933	—	—	1,933
Income tax	(721)	—	—	(721)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,212	—	—	1,212
Other comprehensive income (loss)	(857)	43,060	196	42,399
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	(2,716)	(15,017)	86	(17,647)
Income tax	869	—	—	869
Other comprehensive income (loss) before reclassifications, net of tax	(1,847)	(15,017)	86	(16,778)
Amounts reclassified from accumulated other comprehensive income (loss)	1,646	—	—	1,646
Income tax	(526)	—	—	(526)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,120	—	—	1,120
Other comprehensive income (loss)	(727)	(15,017)	86	(15,658)
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2014	$(10,323)	$(13,647)	$(31)	$(24,001)
Other comprehensive income (loss) before reclassifications	(1,855)	(27,581)	(84)	(29,520)
Income tax	670	—	—	670
Other comprehensive income before reclassifications, net of tax	(1,185)	(27,581)	(84)	(28,850)
Amounts reclassified from accumulated other comprehensive income (loss)	1,606	—	—	1,606
Income tax	(580)	—	—	(580)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,026	—	—	1,026
Other comprehensive income (loss)	(159)	(27,581)	(84)	(27,824)
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
     We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in selling, general and administrative expenses. For the years ended December 31, 2017, 2016 and 2015 we reclassified $1.8 million, $1.6 million and $1.6 million of actuarial net losses.
Note 17—Commitments and Contingencies
We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services. This agreement expires in November 2021, with an optional 180 day extension. The commitment is cancelable with 180 days notice and payment of a termination fee based upon the remaining period left under the agreement.
We pay scheduled fees under the agreement, which can vary based on changes in the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $35.0 million in 2018, $31.3 million in 2019, $28.9 million in 2020, and $25.4 million in 2021.
We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for five-year increments. We also lease most of our transportation and material handling equipment for terms generally ranging from three to ten years. At December 31, 2017, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, are as follows:

Total
2018	$63,873
2019	53,744
2020	41,014
2021	30,808
2022	20,205
Thereafter	52,578
Total minimum payments	$262,222
Rent expense for all operating leases for the years ended December 31, 2017, 2016 and 2015, was $73.1 million, $70.0 million and $70.8 million.

On October 31, 2017, we entered into a Purchase Agreement to acquire the Surgical and Infection Prevention (“S&IP”) business of Halyard Health, Inc. ("Halyard") for $710 million in cash, subject to certain adjustments as provided in the Purchase Agreement. Halyard’s S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels. In connection with the pending financing for this transaction, we have accrued $12.6 million in deferred financing costs which is a non-cash financing activity in 2017. The transaction is expected to close early in the second quarter of 2018.
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2017 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.
Note 19—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under three segments: Domestic, International and Proprietary Products. The Domestic segment includes our United States distribution, logistics and value-added services business. Byram, acquired August 1, 2017 is included in the Domestic segment. The International segment consists of our European distribution, logistics and value-added services business. The Proprietary Products segment provides product-related solutions, including surgical and procedural kitting and sourcing.
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

The following tables present financial information by segment:

Year ended December 31,	2017	2016	2015
Net revenue:
Segment net revenue
Domestic	$8,794,390	$9,191,574	$9,176,855
International	391,628	343,674	372,638
Proprietary Products	504,026	539,580	561,812
Total segment net revenue	9,690,044	10,074,828	10,111,305
Inter-segment net revenue
Proprietary Products	(371,769)	(351,397)	(338,359)
Total inter-segment net revenue	(371,769)	(351,397)	(338,359)
Consolidated net revenue	$9,318,275	$9,723,431	$9,772,946

Operating earnings (loss):
Domestic	$134,059	$165,495	$162,944
International	(3,861)	5,596	3,198
Proprietary Products	32,950	53,799	61,932
Inter-segment eliminations	243	(616)	(811)
Acquisition-related and exit and realignment charges (1)	(60,707)	(24,675)	(28,404)
Other (2)	(13,433)	—	1,500
Consolidated operating earnings	$89,251	$199,599	$200,359

Depreciation and amortization:
Domestic	$34,482	$29,469	$34,425
International	16,327	17,117	18,903
Proprietary Products	8,634	8,807	8,180
Consolidated depreciation and amortization	$59,443	$55,393	$61,508

Capital expenditures:
Domestic	$32,858	$14,333	$17,310
International	14,074	12,874	18,158
Proprietary Products	3,805	2,914	1,148
Consolidated capital expenditures	$50,737	$30,121	$36,616
(1) The year ended December 31, 2015 included $4.5 million of accelerated amortization related to an information system that was replaced.
(2) 2017 included software as a service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy. 2015 included a $1.5 million insurance recovery associated with a 2014 contract claim settlement with a customer in the U.K.

December 31,	2017	2016
Total assets:
Domestic	$2,437,485	$1,778,481
International	433,513	352,898
Proprietary Products	400,773	400,885
Segment assets	3,271,771	2,532,264
Cash and cash equivalents	104,522	185,488
Consolidated total assets	$3,376,293	$2,717,752
The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services. International operations consist primarily of Movianto’s operations in the United Kingdom, Ireland, Germany, France, and other European countries.

Year ended December 31,	2017	2016	2015
Net revenue:
United States	$8,899,208	$9,338,543	$9,356,140
United Kingdom	175,703	169,874	192,818
Ireland	56,937	41,214	44,168
France	39,279	38,761	44,592
Germany	49,227	47,514	46,848
Other European countries	97,921	87,525	88,380
Consolidated net revenue	$9,318,275	$9,723,431	$9,772,946

December 31,	2017	2016
Long-lived assets:
United States	$327,442	$217,985
Germany	42,255	39,734
United Kingdom	37,648	32,349
Ireland	22,987	21,567
France	6,107	5,173
Other European countries	16,398	16,643
Consolidated long-lived assets	$452,837	$333,451

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

Condensed Consolidating Financial Information

Year ended December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,582,868	$915,350	$(179,943)	$9,318,275
Cost of goods sold	—	7,802,499	524,035	(180,125)	8,146,409
Gross margin	—	780,369	391,315	182	1,171,866
Distribution, selling and administrative expenses	(395)	643,073	374,300	—	1,016,978
Acquisition-related and exit and realignment charges	—	52,986	7,721	—	60,707
Other operating (income) expense, net	—	3,887	1,043	—	4,930
Operating (loss) earnings	395	80,423	8,251	182	89,251
Interest expense (income), net	27,482	546	3,745	—	31,773
Income (loss) before income taxes	(27,087)	79,877	4,506	182	57,478
Income tax (benefit) provision	—	(12,409)	(2,906)	—	(15,315)
Equity in earnings (loss) of subsidiaries	99,880	(3,527)	—	(96,353)	—
Net income (loss)	72,793	88,759	7,412	(96,171)	72,793
Other comprehensive income (loss), net of tax	42,399	42,209	42,612	(84,821)	42,399
Comprehensive income (loss)	$115,192	$130,968	$50,024	$(180,992)	$115,192

Year ended December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$9,190,660	$697,559	$(164,788)	$9,723,431
Cost of goods sold	—	8,330,960	370,594	(165,433)	8,536,121
Gross margin	—	859,700	326,965	645	1,187,310
Distribution, selling and administrative expenses	1,127	670,800	298,497	—	970,424
Acquisition-related and exit and realignment charges	—	15,611	9,064	—	24,675
Other operating (income) expense, net	—	(5,066)	(2,322)	—	(7,388)
Operating (loss) earnings	(1,127)	178,355	21,726	645	199,599
Interest expense (income), net	28,901	(4,744)	2,900	—	27,057
Income (loss) before income taxes	(30,028)	183,099	18,826	645	172,542
Income tax (benefit) provision	—	61,545	2,210	—	63,755
Equity in earnings (loss) of subsidiaries	138,815	(389)	—	(138,426)	—
Net income (loss)	108,787	121,165	16,616	(137,781)	108,787
Other comprehensive income (loss), net of tax	(15,658)	(15,480)	(15,017)	30,497	(15,658)
Comprehensive income (loss)	$93,129	$105,685	$1,599	$(107,284)	$93,129

Year ended December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$9,176,855	$751,442	$(155,351)	$9,772,946
Cost of goods sold	—	8,305,734	410,009	(157,370)	8,558,373
Gross margin	—	871,121	341,433	2,019	1,214,573
Distribution, selling and administrative expenses	1,229	684,021	308,533	—	993,783
Acquisition-related and exit and realignment charges	—	8,877	19,527	—	28,404
Other operating (income) expense, net	—	(2,621)	(5,352)	—	(7,973)
Operating (loss) earnings	(1,229)	180,844	18,725	2,019	200,359
Interest expense (income), net	27,457	(3,371)	3,063	—	27,149
Income (loss) before income taxes	(28,686)	184,215	15,662	2,019	173,210
Income tax (benefit) provision	(9,837)	71,807	7,831	—	69,801
Equity in earnings (loss) of subsidiaries	122,258	(10,348)	—	(111,910)	—
Net income (loss)	103,409	102,060	7,831	(109,891)	103,409
Other comprehensive income (loss), net of tax	(27,824)	(27,829)	(27,581)	55,410	(27,824)
Comprehensive income (loss)	$75,585	$74,231	$(19,750)	$(54,481)	$75,585

December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,700	$865	$89,957	$—	$104,522
Accounts receivable, net	—	559,269	206,410	(6,743)	758,936
Merchandise inventories	—	902,190	89,580	(1,577)	990,193
Other current assets	100	123,067	205,087	—	328,254
Total current assets	13,800	1,585,391	591,034	(8,320)	2,181,905
Property and equipment, net	—	107,010	99,480	—	206,490
Goodwill, net	—	180,006	533,805	—	713,811
Intangible assets, net	—	9,582	174,886	—	184,468
Due from O&M and subsidiaries	—	439,654	—	(439,654)	—
Advances to and investments in consolidated subsidiaries	2,114,853	558,429	—	(2,673,282)	—
Other assets, net	—	57,724	31,895	—	89,619
Total assets	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$—	$824,307	$130,028	$(6,763)	$947,572
Accrued payroll and related liabilities	—	15,504	14,912	—	30,416
Other current liabilities	5,822	140,048	185,875	—	331,745
Total current liabilities	5,822	979,859	330,815	(6,763)	1,309,733
Long-term debt, excluding current portion	545,352	340,672	14,720	—	900,744
Due to O&M and subsidiaries	562,000	—	506,703	(1,068,703)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,493	48,754	—	74,247
Other liabilities	—	66,136	9,954	—	76,090
Total liabilities	1,113,174	1,551,050	910,946	(1,214,356)	2,360,814
Equity
Common stock	122,952	—	—	—	122,952
Paid-in capital	226,937	174,614	583,869	(758,483)	226,937
Retained earnings (deficit)	690,674	1,236,165	(50,416)	(1,185,749)	690,674
Accumulated other comprehensive income (loss)	(25,084)	(24,033)	(13,299)	37,332	(25,084)
Total equity	1,015,479	1,386,746	520,154	(1,906,900)	1,015,479
Total liabilities and equity	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293

Condensed Consolidating Financial Information

December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$38,015	$61,266	$86,207	$—	$185,488
Accounts receivable, net	—	526,170	90,016	(10,102)	606,084
Merchandise inventories	—	856,566	61,505	(1,760)	916,311
Other current assets	106	86,907	167,143	—	254,156
Total current assets	38,121	1,530,909	404,871	(11,862)	1,962,039
Property and equipment, net	—	97,725	93,993	—	191,718
Goodwill, net	—	180,006	234,930	—	414,936
Intangible assets, net	—	11,655	70,856	—	82,511
Due from O&M and subsidiaries	—	312,602	—	(312,602)	—
Advances to and investments in consolidated subsidiaries	2,044,963	152,886	—	(2,197,849)	—
Other assets, net	—	49,887	16,661	—	66,548
Total assets	$2,083,084	$2,335,670	$821,311	$(2,522,313)	$2,717,752
Liabilities and equity
Current liabilities
Accounts payable	$—	$683,189	$75,512	$(7,951)	$750,750
Accrued payroll and related liabilities	—	32,814	12,237	—	45,051
Other current liabilities	7,106	93,327	138,404	—	238,837
Total current liabilities	7,106	809,330	226,153	(7,951)	1,034,638
Long-term debt, excluding current portion	544,838	3,219	16,526	—	564,583
Due to O&M and subsidiaries	571,102	—	48,044	(619,146)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	70,280	20,103	—	90,383
Other liabilities	—	60,578	7,532	—	68,110
Total liabilities	1,123,046	1,082,297	318,358	(765,987)	1,757,714
Equity
Common stock	122,062	—	—	—	122,062
Paid-in capital	219,955	174,614	583,872	(758,486)	219,955
Retained earnings (deficit)	685,504	1,145,000	(42,032)	(1,102,968)	685,504
Accumulated other comprehensive income (loss)	(67,483)	(66,241)	(38,887)	105,128	(67,483)
Total equity	960,038	1,253,373	502,953	(1,756,326)	960,038
Total liabilities and equity	$2,083,084	$2,335,670	$821,311	$(2,522,313)	$2,717,752

Condensed Consolidating Financial Information

Year ended December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$72,793	$88,759	$7,412	$(96,171)	$72,793
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(99,880)	3,527	—	96,353	—
Intercompany dividend	—	25,000	—	(25,000)	—
Depreciation and amortization	—	34,548	24,895	—	59,443
Share-based compensation expense	—	11,911	—	—	11,911
Provision for losses on accounts receivable	—	2,450	224	—	2,674
Deferred income tax (benefit) expense	—	(44,879)	(5,109)	—	(49,988)
Changes in operating assets and liabilities:
Accounts receivable	—	(35,549)	(61,103)	(3,358)	(100,010)
Merchandise inventories	—	(45,624)	(11,224)	(184)	(57,032)
Accounts payable	—	141,118	1,775	1,054	143,947
Net change in other assets and liabilities	(1,277)	(26,456)	(7,836)	2,306	(33,263)
Other, net	(1)	6,605	(305)	—	6,299
Cash provided by (used for) operating activities	(28,365)	161,410	(51,271)	(25,000)	56,774
Investing activities:
Acquisition, net of cash acquired	—	(366,569)	—	—	(366,569)
Additions to computer software and intangible assets	—	(7,587)	(8,537)	—	(16,124)
Additions to property and equipment	—	(25,270)	(9,343)	—	(34,613)
Proceeds from sale of property and equipment	—	198	465	—	663
Cash used for investing activities	—	(399,228)	(17,415)	—	(416,643)
Financing activities:
Change in intercompany advances	75,969	(170,358)	94,389	—	—
Intercompany dividend	—	—	(25,000)	25,000	—
Proceeds from issuance of debt	—	250,000	—	—	250,000
Borrowings under revolving credit facility	—	104,600	—	—	104,600
Repayment of debt	—	(3,125)	—	—	(3,125)
Financing costs paid	—	(1,798)	—	—	(1,798)
Cash dividends paid	(63,151)	—	—	—	(63,151)
Repurchases of common stock	(5,000)	—	—	—	(5,000)
Other, net	(3,768)	(1,902)	(3,050)	—	(8,720)
Cash provided by (used for) financing activities	4,050	177,417	66,339	25,000	272,806
Effect of exchange rates on cash and cash equivalents	—	—	6,097	—	6,097
Net increase (decrease) in cash and cash equivalents	(24,315)	(60,401)	3,750	—	(80,966)
Cash and cash equivalents at beginning of year	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of year	$13,700	$865	$89,957	$—	$104,522

Year ended December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$108,787	$121,165	$16,616	$(137,781)	$108,787
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(138,815)	389	—	138,426	—
Depreciation and amortization	—	29,589	25,804	—	55,393
Share-based compensation expense	—	12,042	—	—	12,042
Provision for losses on accounts receivable	—	84	293	—	377
Deferred income tax (benefit) expense	—	6,245	(2,027)	—	4,218
Changes in operating assets and liabilities:
Accounts receivable	—	(18,581)	(6,358)	(305)	(25,244)
Merchandise inventories	—	26,666	(3,449)	(628)	22,589
Accounts payable	—	20,280	22,862	288	43,430
Net change in other assets and liabilities	180	(26,397)	(11,342)	—	(37,559)
Other, net	1,615	999	1,048	—	3,662
Cash provided by (used for) operating activities	(28,233)	172,481	43,447	—	187,695
Investing activities:
Additions to computer software and intangible assets	—	(4,004)	(5,815)	—	(9,819)
Additions to property and equipment	—	(10,329)	(9,973)	—	(20,302)
Proceeds from sale of property and equipment	—	125	5,250	—	5,375
Cash used for investing activities	—	(14,208)	(10,538)	—	(24,746)
Financing activities:
Change in intercompany advances	101,424	(100,308)	(1,116)	—	—
Cash dividends paid	(63,382)	—	—	—	(63,382)
Repurchases of common stock	(71,028)	—	—	—	(71,028)
Other, net	(4,050)	(2,313)	(1,931)	—	(8,294)
Cash provided by (used for) financing activities	(37,036)	(102,621)	(3,047)	—	(142,704)
Effect of exchange rates on cash and cash equivalents	—	—	4,223	—	4,223
Net increase (decrease) in cash and cash equivalents	(65,269)	55,652	34,085	—	24,468
Cash and cash equivalents at beginning of year	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of year	$38,015	$61,266	$86,207	$—	$185,488

Condensed Consolidating Financial Information

Year ended December 31, 2015	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$103,409	$102,060	$7,831	$(109,891)	$103,409
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(122,258)	10,348	—	111,910	—
Depreciation and amortization	—	34,497	31,485	—	65,982
Share-based compensation expense	—	11,306	—	—	11,306
Provision for losses on accounts receivable	—	202	(226)	—	(24)
Deferred income tax (benefit) expense	—	(5,267)	(834)	—	(6,101)
Changes in operating assets and liabilities:
Accounts receivable	—	12,076	(27,274)	33,531	18,333
Merchandise inventories	—	(66,317)	(1,277)	(2,133)	(69,727)
Accounts payable	—	95,624	13,418	4,969	114,011
Net change in other assets and liabilities	666	61,454	6,443	(38,386)	30,177
Other, net	1,501	920	456	—	2,877
Cash provided by (used for) operating activities	(16,682)	256,903	30,022	—	270,243
Investing activities:
Additions to computer software and intangible assets	—	(13,688)	(2,397)	—	(16,085)
Additions to property and equipment	—	(3,621)	(16,910)	—	(20,531)
Proceeds from sale of property and equipment	—	87	56	—	143
Cash used for investing activities	—	(17,222)	(19,251)	—	(36,473)
Financing activities:
Proceeds from (repayment of) revolver	—	(33,700)	—	—	(33,700)
Change in intercompany advances	183,688	(201,851)	18,163	—	—
Cash dividends paid	(63,651)	—	—	—	(63,651)
Repurchases of common stock	(20,000)	—	—	—	(20,000)
Other, net	(2,084)	(2,428)	(3,016)	—	(7,528)
Cash provided by (used for) financing activities	97,953	(237,979)	15,147	—	(124,879)
Effect of exchange rates on cash and cash equivalents	—	—	(4,643)	—	(4,643)
Net increase (decrease) in cash and cash equivalents	81,271	1,702	21,275	—	104,248
Cash and cash equivalents at beginning of year	22,013	3,912	30,847	—	56,772
Cash and cash equivalents at end of year	$103,284	$5,614	$52,122	$—	$161,020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Owens & Minor, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.
Richmond, Virginia
February 23, 2018

SELECTED QUARTERLY FINANCIAL INFORMATION
(unaudited)

	Year Ended December 31, 2017
	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
Net revenue	$2,328,573	$2,265,907	$2,333,961	$2,389,834
Gross margin	$281,180	$273,532	$301,942	$315,212
Net income	$18,785	$20,141	$10,871	$22,997
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.31	$0.33	$0.18	$0.38
Diluted	$0.31	$0.33	$0.18	$0.38
Cash dividends per common share	$0.2575	$0.2575	$0.2575	$0.2575
Market price:
High	$36.95	$34.80	$32.51	$29.64
Low	$33.90	$31.49	$27.07	$18.10

	Year Ended December 31, 2016
(in thousands, except per share data)	1st Quarter (5)	2nd Quarter (6)	3rd Quarter (7)	4th Quarter (8)
Net revenue	$2,455,793	$2,483,676	$2,415,601	$2,368,361
Gross margin	$296,636	$299,420	$296,275	$294,980
Net income	$24,135	$27,716	$29,831	$27,105
Net income attributable to Owens & Minor, Inc. per common share:
Basic	$0.39	$0.45	$0.48	$0.45
Diluted	$0.39	$0.45	$0.48	$0.45
Cash dividends per common share	$0.255	$0.255	$0.255	$0.255
Market price:
High	$40.51	$41.20	$38.01	$35.77
Low	$32.95	$35.21	$33.29	$31.94
(1) We incurred charges of $5.4 million after tax (or $0.09 per diluted share) in the first quarter of 2017 associated with acquisition-related and exit and realignment activities and $0.6 million after tax ($0.01 per diluted share) associated with software as a service implementation costs.
(2) We incurred charges of $1.9 million after tax (or $0.03 per diluted share) in the second quarter of 2017 associated with acquisition-related and exit and realignment activities and $2.4 million after tax ($0.04 per diluted share) associated with software as a service implementation costs. We also recognized a $3.4 million ($0.06 per diluted share) tax benefit associated with the release of an income tax valuation allowance in Europe.
(3) We incurred charges of $6.4 million after tax (or $0.11 per diluted share) in the third quarter of 2017 associated with acquisition-related and exit and realignment activities and $3.2 million after tax ($0.05 per diluted share) associated with software as a service implementation costs.
(4) We incurred charges of $24.7 million after tax (or $0.41 per diluted share) in the fourth quarter of 2017 associated with acquisition-related and exit and realignment activities and $3.4 million after tax ($0.06 per diluted share) associated with software as a service implementation costs. We also recognized a $34.6 million ($0.58 per diluted share) tax benefit associated with the estimated benefits under the Tax Cuts and Jobs Act in the fourth quarter of 2017.
(5) We incurred charges of $7.1 million after tax ($0.11 per diluted share) in the first quarter of 2016 associated with acquisition-related and exit and realignment activities.
(6) We incurred charges of $4.5 million after tax (or $0.07 per diluted common share) in the second quarter of 2016 associated with acquisition-related and exit and realignment activities.
(7) We incurred charges of $1.7 million after tax (or $0.03 per diluted common share) in the third quarter of 2016 associated with acquisition-related and exit and realignment activities.
(8) We incurred charges of $4.5 million after tax (or $0.07 per diluted common share) in the fourth quarter of 2016 associated with acquisition-related and exit and realignment activities.

Index to Exhibits

2.1
Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. as adopted May 5, 2017 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated May 8, 2017)

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

10.30
Restricted Stock Grant Agreement dated July 1, 2015 between the Company and P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended June 30, 2015)*

10.31
Credit Agreement dated as of June 5, 2012 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. (as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors), Wells Fargo Bank, N.A. (as Administrative Agent), JPMorgan Chase Bank, N.A. (as Syndication Agent) and a syndicate of banks as specified on the signature pages thereof (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 8, 2012)

10.32
First Amendment dated as of September 17, 2014 by and among Owens & Minor Distribution, Inc. and Owens & Minor Medical, Inc. ( as Borrowers), Owens & Minor, Inc. and certain of its domestic subsidiaries (as Guarantors) and Wells Fargo Bank, N.A. ( as Administrative Agent), to the Credit Agreement dated as of June 5, 2012 by and among the Borrowers, the Guarantors, a syndicate of financial institutions party thereto, the Administrative Agent, and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated September 18, 2014)

10.33
Share Purchase Agreement dated August 31, 2012 between Celesio AG, Admenta Deutschland GmbH, Admenta Denmark ApS, Admenta France S.A. and OCP Portugal Produtos Farmaceuticos, S.A. (as Sellers) and O&M-Movianto Nederland B.V., O&M-Movianto UK Holdings Ltd, O&M-Movianto France Holdings SAS (as Purchasers) and Owens & Minor, Inc. (as Purchasers’ Guarantor) (incorporated herein by reference to our Current Report on Form 8-K, Exhibit10.1, dated September 4, 2012)

10.34
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Owens & Minor Inc., Mongoose Merger Sub Inc. and Medical Action Industries Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 25, 2014)

10.35
Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC , Mediq B.V. , Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.36	Owens & Minor, Inc. 2017 Teammate Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2017 (File No. 001-09810))

10.37
Credit Agreement, dated as of July 27, 2017, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC,  (the “Borrowers”), Owens & Minor, Inc. and certain of its domestic subsidiaries (together, the “Guarantors), Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Bank, N.A. (the “Administrative Agent”), a syndicate of financial institutions party thereto,  and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2017)

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
** Certain exhibits and schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2018.

OWENS & MINOR, INC.

/s/ Paul C. Phipps
Paul C. Phipps President, Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2018:

/s/ Paul C. Phipps	/s/ Martha H. Marsh
Paul C. Phipps	Martha H. Marsh
President, Chief Executive Officer and Chairman of the Board	Director

/s/ Richard A. Meier	/s/ Eddie N. Moore, Jr.
Richard A. Meier	Eddie N. Moore, Jr.
Executive Vice President, Chief Financial Officer & President, International	Director

/s/ Stuart M. Essig	/s/ James E. Rogers
Stuart M. Essig	James E. Rogers
Director	Director

/s/ John W. Gerdelman	/s/ David S. Simmons
John W. Gerdelman	David S. Simmons
Director	Director

/s/ Barbara B. Hill	/s/ Robert C. Sledd
Barbara B. Hill	Robert C. Sledd
Director	Director

/s/ Lemuel E. Lewis	/s/ Anne Marie Whittemore
Lemuel E. Lewis	Anne Marie Whittemore
Director	Lead Director

Corporate Officers

P. Cody Phipps (56)
President, Chief Executive Officer and Chairman of the Board
President & Chief Executive Officer since joining Owens & Minor in July 2015. Mr. Phipps was also appointed to the board of directors at the time he joined the company and was appointed Chairman of the Board in May 2017. He most recently served as President & Chief Executive Officer of Essendant (formerly United Stationers Inc.), where he was also a member of the board of directors. After joining Essendant in 2003 as Senior Vice President, Operations, he was appointed President, United Stationers Supply, in 2006.  Previously, he was a Partner at McKinsey & Company, Inc., where he co-founded and led its Service Strategy and Operations Initiative. During his tenure at McKinsey, Mr. Phipps provided consulting services to a range of corporate clients across a diverse set of industries, including retail, manufacturing and healthcare. Mr. Phipps serves on the board of directors of RR Donnelley.
Richard A. Meier (58)
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

Christopher M. Lowery (54)
President, Global Products
President, Global Products since joining Owens & Minor in January 2018. Prior to that, from November 2014 to December 2017 Mr. Lowery was Senior Vice President and Chief Operating Officer at Halyard Healthcare, Inc. where he was responsible for leading worldwide sales and marketing, research and development, quality assurance, regulatory, and clinical affairs. From April 2010 to October 2014, Mr. Lowery served as Vice President of Sales and Marketing at Kimberly-Clark Health Care. Prior to joining Kimberly-Clark Health Care, Mr. Lowery held several senior marketing and sales roles at Covidien, a global health care products company.

Stuart Morris-Hipkins (47)
President, Global Solutions
President, Global Solutions, since January 2018.  Upon joining Owens & Minor in March 2017 to January 2018, Mr. Morris-Hipkins served as Executive Vice President, Global Manufacturer Services. Before joining Owens & Minor, Mr. Morris-Hipkins held a number of executive leadership roles within Smith and Nephew, PLC, and Smiths Group, PLC. Mr. Morris-Hipkins was Senior Vice President and General Manager for Smith and Nephew, PLC from 2014 to 2017, and previous to that, Vice President of Global Sales and Marketing for the Smiths Medical division from 2010 to 2014.   Prior to that Mr. Morris-Hipkins held various leadership roles in the John Crane, Forsheda Engineered Seals, Smiths Interconnect, and Smiths Medical divisions of Smiths Group, PLC from 1998 to 2010.   At Smith and Nephew, PLC Mr. Morris-Hipkins was the executive leader of the Syncera strategic business unit.

Nicholas J. Pace (47)
Executive Vice President, General Counsel, Corporate Secretary & Communications
Executive Vice President, General Counsel & Communications since January 2018. Upon joining Owens & Minor in January 2016 until January 2018, Mr. Pace served as Senior Vice President, General Counsel & Corporate Secretary.. Prior to joining the company, Mr. Pace served as Executive Vice President, General Counsel & Secretary of Landmark Health, LLC from July-December 2015.  From January 2014 to July 2015, he served in simultaneous roles of Senior Vice President, Strategy & General Counsel of Landmark Health, LLC and Executive Vice President, Corporate Development & General Counsel of

Avalon Health Services, LLC, two healthcare companies sponsored by the private equity firm Francisco Partners. From March to October 2013, Mr. Pace served as Executive Vice President, Operations & Compliance for Health Diagnostic Laboratory, Inc., which filed for Chapter 11 bankruptcy protection in June 2015. Prior to that role, he served as Executive Vice President, General Counsel & Secretary of Amerigroup Corporation, where he worked from 2006-2013.
Rony C. Kordahi (54)
Executive Vice President, North American Operations
Executive Vice President, North American Operations since joining Owens & Minor in April 2016. Previously, Mr. Kordahi served as Vice President, Integrated Supply Chain Operations for Climate, Controls & Security-Americas, a division of United Technologies Corporation (UTC) from 2008 to 2016. Prior to joining UTC, Mr. Kordahi served for four years at Lennox International Inc., as General Manager of Parts & Supplies, North America, where he led the Lennox HVAC aftermarket business in North America.
Charles C. Colpo (60)
Senior Vice President, Strategic Supplier Management
Senior Vice President, Strategic Supplier Management since October 2017. From May 2016 to October 2017, he served as Senior Vice President, Owens & Minor Europe Operations. Mr. Colpo was assigned to operational oversight of Owens & Minor Europe in 2014. He served as Senior Vice President, Strategic Relationships from August 2013 to May 2016. From March 2012 until August 2013, Mr. Colpo served as Senior Vice President, Operations. Prior to that, Mr. Colpo served as Executive Vice President & Chief Operating Officer from 2010 to 2012. Mr. Colpo served as Executive Vice President, Administration from 2008 until 2010 and as Senior Vice President, Operations, from 1999 until 2008. He has been with the company since 1981.
Erika T. Davis (54)
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
Geoffrey T. Marlatt (49)
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
Stephen R. Olive (53)
Senior Vice President, Chief Information Officer
Senior Vice President, Chief Information Officer since joining Owens & Minor in 2016. Previously, Mr. Olive was Senior Vice President, Global Chief Information Officer of Royal Philips in Amsterdam from 2014 to 2016. Mr. Olive served for two years as Senior Vice President, Chief Information Officer for Philips Healthcare in Massachusetts from 2012 to 2014.

 Numbers inside parentheses indicate age.