Form 10-Q
period 2018-03-31
OWENS & MINOR INC/VA/
filed 2018-05-10
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of May 7, 2018, was 61,791,911 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Net revenue	$2,372,579	$2,328,573
Cost of goods sold	2,047,892	2,047,393
Gross margin	324,687	281,180
Distribution, selling and administrative expenses	284,361	237,693
Acquisition-related and exit and realignment charges	14,760	8,942
Other operating (income) expense, net	1,349	(972)
Operating income	24,217	35,517
Interest expense, net	10,253	6,744
Income before income taxes	13,964	28,773
Income tax provision	5,813	9,988
Net income	$8,151	$18,785

Net income per common share: basic and diluted	$0.13	$0.31
Cash dividends per common share	$0.26	$0.2575

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$8,151	$18,785
Other comprehensive income, net of tax:
Currency translation adjustments (net of income tax of $0 in 2018 and 2017)	8,921	5,492
Change in unrecognized net periodic pension costs (net of income tax of $142 in 2018 and $226 in 2017)	380	236
Other (net of income tax of $0 in 2018 and 2017)	6	110
Total other comprehensive income, net of tax	9,307	5,838
Comprehensive income	$17,458	$24,623

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$87,632	$104,522
Accounts receivable, net of allowances of $17,925 and $16,280	778,155	758,936
Merchandise inventories	1,021,711	990,193
Other current assets	300,275	328,254
Total current assets	2,187,773	2,181,905
Property and equipment, net of accumulated depreciation of $248,482 and $239,581	207,042	206,490
Goodwill, net	715,445	713,811
Intangible assets, net	178,880	184,468
Other assets, net	102,414	89,619
Total assets	$3,391,554	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$958,270	$947,572
Accrued payroll and related liabilities	30,480	30,416
Other current liabilities	337,230	331,745
Total current liabilities	1,325,980	1,309,733
Long-term debt, excluding current portion	897,071	900,744
Deferred income taxes	73,180	74,247
Other liabilities	76,405	76,090
Total liabilities	2,372,636	2,360,814
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 61,812 shares and 61,476 shares	123,624	122,952
Paid-in capital	228,273	226,937
Retained earnings	682,798	690,674
Accumulated other comprehensive loss	(15,777)	(25,084)
Total equity	1,018,918	1,015,479
Total liabilities and equity	$3,391,554	$3,376,293

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities:
Net income	$8,151	$18,785
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation and amortization	17,911	12,558
Share-based compensation expense	3,035	2,511
Provision for losses on accounts receivable	1,073	(603)
Deferred income tax expense (benefit)	(1,482)	(825)
Changes in operating assets and liabilities:
Accounts receivable	(18,519)	1,554
Merchandise inventories	(30,556)	(32,777)
Accounts payable	9,478	(7,341)
Net change in other assets and liabilities	28,904	(24,965)
Other, net	278	4,743
Cash provided by (used for) operating activities	18,273	(26,360)
Investing activities:
Additions to property and equipment	(7,074)	(10,146)
Additions to computer software and intangible assets	(7,086)	(4,622)
Proceeds from sale of property and equipment	—	315
Cash used for investing activities	(14,160)	(14,453)
Financing activities:
Borrowings (repayments) under revolving credit facility	(300)	—
Repayments of debt	(3,125)	—
Cash dividends paid	(16,074)	(15,740)
Other, net	(2,304)	(2,759)
Cash used for financing activities	(21,803)	(18,499)
Effect of exchange rate changes on cash and cash equivalents	800	991
Net increase (decrease) in cash and cash equivalents	(16,890)	(58,321)
Cash and cash equivalents at beginning of period	104,522	185,488
Cash and cash equivalents at end of period	$87,632	$127,167
Supplemental disclosure of cash flow information:
Income taxes paid, net	$1,197	$2,825
Interest paid	$9,661	$6,183

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2016	61,031	$122,062	$219,955	$685,504	$(67,483)	$960,038
Net income				18,785		18,785
Other comprehensive income (loss)					5,838	5,838
Dividends declared ($0.2575 per share)				(15,698)		(15,698)
Share-based compensation expense, exercises and other	171	341	653			994
Balance March 31, 2017	61,202	$122,403	$220,608	$688,591	$(61,645)	$969,957

Balance December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net income				8,151		8,151
Other comprehensive income (loss)					9,307	9,307
Dividends declared ($0.26 per share)				(16,027)		(16,027)
Share-based compensation expense, exercises and other	336	672	1,336			2,008
Balance March 31, 2018	61,812	$123,624	$228,273	$682,798	$(15,777)	$1,018,918

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
Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) provides product-related solutions, including surgical and procedural kitting and sourcing. Beginning with the quarter ended March 31, 2018, we now report financial results using this two segment structure and have recast prior year segment results on the same basis.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Revenue Recognition
On January 1, 2018, we adopted ASC 606 Revenue from Contracts with Customers, which establishes principles for recognizing revenue and reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We applied the guidance using the modified retrospective transition method. The adoption of this guidance had no impact on the amount and timing of revenue recognized, therefore, no adjustments were recorded to our consolidated financial statements upon adoption.
Our revenue is primarily generated from sales contracts with customers. Under most of our distribution arrangements, our performance obligations are limited to delivery of products to a customer upon receipt of a purchase order. For these arrangements, we recognize revenue at the point in time when shipment is completed, as control passes to the customer upon product receipt.
Revenue for activity-based fees and other services is recognized over time as activities are performed. Depending on the specific contractual provisions and nature of the performance obligation, revenue from services may be recognized on a straight-line basis over the term of the service, on a proportional performance model, based on level of effort, or when final deliverables have been provided.
Our contracts sometimes allow for forms of variable consideration including rebates, incentives and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer incentives are estimated based on contractual terms or historical experience and we maintain a liability for rebates or incentives that have been earned but are unpaid. The amount accrued for rebates and incentives due to customers was $14.8 million at March 31, 2018 and $13.0 million at December 31, 2017.
Additionally, we generate fees from arrangements that include performance targets related to cost-saving initiatives for customers that result from our supply-chain management services. Achievement against performance targets, measured in accordance with contractual terms, may result in additional fees paid to us or, if performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees or to provide credits toward future purchases by the customer. For these arrangements, contingent revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released. When we determine that a loss is probable under a contract, the estimated loss is accrued. The amount deferred under these arrangements is not material.

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
In most cases, we record revenue gross, as we are the primary obligor in the arrangement and we obtain control of the products before they are transferred to the customer. When we act as an agent in a sales arrangement and do not bear a significant portion of inventory risks, primarily for our third-party logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.

See Note 13 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
The consideration was $367 million, net of cash acquired, which is subject to final working capital adjustments with the seller. The purchase price was allocated on a preliminary basis to the underlying assets acquired and liabilities assumed based upon our current estimate of their fair values at the date of acquisition. The purchase price exceeded the preliminary estimated fair value of the net tangible and identifiable intangible assets by $289 million which was allocated to goodwill. The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete, as final working capital adjustments with the seller are still pending.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$61,986	$—	$61,986
Goodwill	288,691	—	288,691
Intangible assets	115,000	—	115,000
Other noncurrent assets	5,069	—	5,069
Total assets	470,746	—	470,746
Liabilities assumed:
Current liabilities	72,962	—	72,962
Noncurrent liabilities	31,215	—	31,215
Total liabilities	104,177	—	104,177
Fair value of net assets acquired, net of cash	$366,569	$—	$366,569

(1) As previously reported in our 2017 Form 10-K.
We are amortizing the preliminary fair value of acquired intangible assets, primarily chronic customer relationships and a trade name, over their weighted average useful lives of three to 10 years.
Goodwill of $289 million, which we assigned to our Global Solutions segment, consists largely of expected opportunities to expand into the non-acute market with direct to patient distribution capabilities. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for Byram has not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
Acquisition-related expenses in the current quarter consist primarily of transition and transaction costs for the Halyard S&IP transaction (See Note 16) as well as Byram and in first quarter of 2017 consist primarily of transaction costs for Byram. We recognized pre-tax acquisition-related expenses of $12.1 million in 2018 and $1.3 million related to these activities in 2017.
Note 4—Financing Receivables and Payables
At March 31, 2018 and December 31, 2017, we had financing receivables of $170.5 million and $192.1 million and related payables of $106.7 million and $124.9 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
In connection with our new segment structure, goodwill is now reported as part of Global Solutions or Global Products. There was no change to our underlying reporting units as part of this segment change and therefore no reallocation of goodwill. The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2018:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2017	$495,860	$217,951	$713,811
Currency translation adjustments	1,070	564	1,634
Carrying amount of goodwill, March 31, 2018	$496,930	$218,515	$715,445
Intangible assets at March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017
	Customer Relationships	Other Intangibles	Customer Relationships	Other Intangibles

Gross intangible assets	$200,574	$43,683	$199,265	$43,537
Accumulated amortization	(60,641)	(4,736)	(54,757)	(3,577)
Net intangible assets	$139,933	$38,947	$144,508	$39,960
At March 31, 2018, $122.8 million in net intangible assets were held in the Global Solutions segment and $56.1 million were held in the Global Products segment. Amortization expense for intangible assets was $6.4 million and $2.3 million for the three months ended March 31, 2018 and 2017.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $19.2 million for the remainder of 2018, $25.6 million for 2019, $24.6 million for 2020, $22.9 million for 2021, $22.1 million for 2022 and $21.1 million for 2023.
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

Exit and realignment charges by segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Global Solutions segment	$2,708	$7,132
Global Products segment	(29)	463
Total exit and realignment charges	$2,679	$7,595

The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2018 and 2017:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2017	$—	$11,972	$11,972
Provision for exit and realignment activities	—	2,295	2,295
Change in estimate	—	(23)	(23)
Cash payments	—	(6,479)	(6,479)
Accrued exit and realignment costs, March 31, 2018	$—	$7,765	$7,765

Accrued exit and realignment costs, December 31, 2016	$—	$2,238	$2,238
Provision for exit and realignment activities	—	3,211	3,211
Change in estimate	—	(304)	(304)
Cash payments	—	(3,034)	(3,034)
Accrued exit and realignment costs, March 31, 2017	$—	$2,111	$2,111
In addition to the exit and realignment accruals in the preceding table, we also incurred $0.4 million in costs that were expensed as incurred for the quarter ended March 31, 2018, including $0.2 million in information system restructuring costs and $0.2 million in other costs.
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
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Service cost	$19	$12
Interest cost	419	474
Recognized net actuarial loss	522	462
Net periodic benefit cost	$960	$948
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017.

Note 8—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422% . We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of March 31, 2018 and December 31, 2017, the estimated fair value of the 2021 Notes was $272.7 million and $278.1 million and the estimated fair value of the 2024 Notes was $271.2 million and $277.9 million, respectively.
We have a Credit Agreement with a borrowing capacity of $600 million and a $250 million term loan. We make principal payments under the term loan on a quarterly basis with the remaining outstanding principal due in July 2022. The revolving credit facility matures in July 2022. Under the Credit Agreement, we have the ability to request two one -year extensions and to request an increase in aggregate commitments by up to $200 million . The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at March 31, 2018 is Eurocurrency Rate plus 1.5%.
At March 31, 2018, we had borrowings of $104.3 million under the revolver and letters of credit of approximately $6.8 million outstanding under the Credit Agreement, leaving $488.9 million available for borrowing. We also had a letter of credit outstanding for $1.3 million as of March 31, 2018 and December 31, 2017, which supports our facilities leased in Europe.
Scheduled future principal payments of debt are $12.5 million in 2018, $12.5 million in 2019, $14.1 million in 2020, $295.3 million in 2021, $291.8 million in 2022, and $275.0 million thereafter.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2018.
In connection with the Halyard S&IP acquisition, we have amended our Credit Agreement. See Note 16 for further information.
Note 9—Income Taxes
The effective tax rate was 41.6% for the three months ended March 31, 2018, compared to 34.7% in the same quarter of 2017. The increase in the rate resulted from losses in jurisdictions with full valuation allowances and additional income tax expense associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $13.9 million at March 31, 2018 and $13.6 million at December 31, 2017. Included in the liability at March 31, 2018 were $5.1 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the Act). While we substantially completed our analysis of the Act as of December 31, 2017, the amounts recorded for the Act remain provisional for the transition tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the global intangible low-taxed Income (GILTI) provisions. We included an estimate of the current GILTI impact in our tax provision for 2018, however, we have not yet determined our policy election with respect to whether such taxes are recorded as a current period expense when incurred or whether such amounts should be factored into a company’s measurement of its deferred taxes.

Note 10—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net income	$8,151	$18,785
Less: income allocated to unvested restricted shares	(323)	(239)
Net income attributable to common shareholders - basic	7,828	18,546
Add: undistributed income attributable to unvested restricted shares - basic	—	23
Less: undistributed income attributable to unvested restricted shares - diluted	—	(23)
Net income attributable to common shareholders - diluted	$7,828	$18,546
Denominator:
Weighted average shares outstanding - basic and diluted	59,969	60,013
Net income per share attributable to common shareholders:
Basic and diluted	$0.13	$0.31
Note 11—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares during the three months ended March 31, 2018. As of March 31, 2018, we have approximately $94.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 12—Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018 and 2017:

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	—	8,921	6	8,927
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	8,921	6	8,927
Amounts reclassified from accumulated other comprehensive income (loss)	522	—	—	522
Income tax	(142)	—	—	(142)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	380	—	—	380
Other comprehensive income (loss)	380	8,921	6	9,307
Accumulated other comprehensive income (loss), March 31, 2018	$(11,686)	$(4,264)	$173	$(15,777)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	—	5,492	110	5,602
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	5,492	110	5,602
Amounts reclassified from accumulated other comprehensive income (loss)	462	—		462
Income tax	(226)	—	—	(226)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	236	—	—	236
Other comprehensive income (loss)	236	5,492	110	5,838
Accumulated other comprehensive income (loss), March 31, 2017	$(10,973)	$(50,753)	$81	$(61,645)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For both the three months ended March 31, 2018 and 2017, we reclassified $0.5 million of actuarial net losses.
Note 13—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Global Solutions and Global Products. The Global Solutions segment includes our United States and European distribution, logistics and value-added services business. Global Products provides product-related solutions, including surgical and procedural kitting and sourcing. The Halyard S&IP business, acquired on April 30, 2018, will be part of Global Products.

We evaluate the performance of our segments based on their operating income excluding acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading or not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2018	2017
Net revenue:
Segment net revenue
Global Solutions	$2,341,122	$2,288,955
Global Products	121,287	137,153
Total segment net revenue	2,462,409	2,426,108
Inter-segment revenue
Global Products	(89,830)	(97,535)
Total inter-segment revenue	(89,830)	(97,535)
Consolidated net revenue	$2,372,579	$2,328,573

Operating income (loss):
Global Solutions	$31,625	$37,951
Global Products	9,811	8,128
Inter-segment eliminations	(242)	(698)
Acquisition-related and exit and realignment charges	(14,760)	(8,942)
Other (1)	(2,217)	(922)
Consolidated operating income	$24,217	$35,517

Depreciation and amortization:
Global Solutions	$15,781	$10,664
Global Products	2,130	1,894
Consolidated depreciation and amortization	$17,911	$12,558

Capital expenditures:
Global Solutions	$13,602	$13,840
Global Products	558	928
Consolidated capital expenditures	$14,160	$14,768
(1) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.

	March 31, 2018	December 31, 2017
Total assets:
Global Solutions	$2,900,618	$2,870,999
Global Products	403,304	400,772
Segment assets	3,303,922	3,271,771
Cash and cash equivalents	87,632	104,522
Consolidated total assets	$3,391,554	$3,376,293
The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended March 31,
	2018	2017
Net revenue:
United States	$2,252,634	$2,220,649
Outside of the United States	119,945	107,924
Consolidated net revenue	$2,372,579	$2,328,573
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

Three Months Ended March 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,110,861	$301,266	$(39,548)	$2,372,579
Cost of goods sold	—	1,914,637	172,726	(39,471)	2,047,892
Gross margin	—	196,224	128,540	(77)	324,687
Distribution, selling and administrative expenses	(179)	160,870	123,670	—	284,361
Acquisition-related and exit and realignment charges	—	13,228	1,532	—	14,760
Other operating income, net	—	(583)	1,932	—	1,349
Operating income (loss)	179	22,709	1,406	(77)	24,217
Interest expense (income), net	6,741	2,022	1,490	—	10,253
Income (loss) before income taxes	(6,562)	20,687	(84)	(77)	13,964
Income tax (benefit) provision	—	4,456	1,357	—	5,813
Equity in earnings of subsidiaries	14,713	2,210	—	(16,923)	—
Net income (loss)	8,151	18,441	(1,441)	(17,000)	8,151
Other comprehensive income (loss)	9,307	9,363	8,921	(18,284)	9,307
Comprehensive income (loss)	$17,458	$27,804	$7,480	$(35,284)	$17,458

Three Months Ended March 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,193,285	$186,854	$(51,566)	$2,328,573
Cost of goods sold	—	1,990,186	108,185	(50,978)	2,047,393
Gross margin	—	203,099	78,669	(588)	281,180
Distribution, selling and administrative expenses	156	161,235	76,302	—	237,693
Acquisition-related and exit and realignment charges	—	7,799	1,143	—	8,942
Other operating income, net	—	(374)	(598)	—	(972)
Operating income (loss)	(156)	34,439	1,822	(588)	35,517
Interest expense (income), net	6,848	(790)	686	—	6,744
Income (loss) before income taxes	(7,004)	35,229	1,136	(588)	28,773
Income tax (benefit) provision	—	8,013	1,975	—	9,988
Equity in earnings of subsidiaries	25,789	(1,105)	—	(24,684)	—
Net income (loss)	18,785	26,111	(839)	(25,272)	18,785
Other comprehensive income (loss)	5,838	5,644	5,492	(11,136)	5,838
Comprehensive income (loss)	$24,623	$31,755	$4,653	$(36,408)	$24,623

March 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,271	$1,018	$73,343	$—	$87,632
Accounts receivable, net	—	613,000	172,044	(6,889)	778,155
Merchandise inventories	—	933,024	90,342	(1,655)	1,021,711
Other current assets	25	111,987	188,263	—	300,275
Total current assets	13,296	1,659,029	523,992	(8,544)	2,187,773
Property and equipment, net	—	108,770	98,272	—	207,042
Goodwill, net	—	180,006	535,439	—	715,445
Intangible assets, net	—	9,064	169,816	—	178,880
Due from O&M and subsidiaries	—	413,109	—	(413,109)	—
Advances to and investment in consolidated subsidiaries	2,129,567	566,615	—	(2,696,182)	—
Other assets, net	—	67,071	35,343	—	102,414
Total assets	$2,142,863	$3,003,664	$1,362,862	$(3,117,835)	$3,391,554
Liabilities and equity
Current liabilities
Accounts payable	$—	$841,364	$123,814	$(6,908)	$958,270
Accrued payroll and related liabilities	—	14,888	15,592	—	30,480
Other accrued liabilities	5,867	166,738	164,625	—	337,230
Total current liabilities	5,867	1,022,990	304,031	(6,908)	1,325,980
Long-term debt, excluding current portion	545,603	337,024	14,444	—	897,071
Due to O&M and subsidiaries	572,475	—	460,381	(1,032,856)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	24,058	49,122	—	73,180
Other liabilities	—	66,152	10,253	—	76,405
Total liabilities	1,123,945	1,589,114	838,231	(1,178,654)	2,372,636
Equity
Common stock	123,624	—	—	—	123,624
Paid-in capital	228,273	174,614	583,866	(758,480)	228,273
Retained earnings (deficit)	682,798	1,254,606	(54,857)	(1,199,749)	682,798
Accumulated other comprehensive income (loss)	(15,777)	(14,670)	(4,378)	19,048	(15,777)
Total equity	1,018,918	1,414,550	524,631	(1,939,181)	1,018,918
Total liabilities and equity	$2,142,863	$3,003,664	$1,362,862	$(3,117,835)	$3,391,554

December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,700	$865	$89,957	$—	$104,522
Accounts receivable, net	—	559,269	206,410	(6,743)	758,936
Merchandise inventories	—	902,190	89,580	(1,577)	990,193
Other current assets	100	123,067	205,087	—	328,254
Total current assets	13,800	1,585,391	591,034	(8,320)	2,181,905
Property and equipment, net	—	107,010	99,480	—	206,490
Goodwill, net	—	180,006	533,805	—	713,811
Intangible assets, net	—	9,582	174,886	—	184,468
Due from O&M and subsidiaries	—	439,654	—	(439,654)	—
Advances to and investments in consolidated subsidiaries	2,114,853	558,429	—	(2,673,282)	—
Other assets, net	—	57,724	31,895	—	89,619
Total assets	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$—	$824,307	$130,028	$(6,763)	$947,572
Accrued payroll and related liabilities	—	15,504	14,912	—	30,416
Other current liabilities	5,822	140,048	185,875	—	331,745
Total current liabilities	5,822	979,859	330,815	(6,763)	1,309,733
Long-term debt, excluding current portion	545,352	340,672	14,720	—	900,744
Due to O&M and subsidiaries	562,000	—	506,703	(1,068,703)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,493	48,754	—	74,247
Other liabilities	—	66,136	9,954	—	76,090
Total liabilities	1,113,174	1,551,050	910,946	(1,214,356)	2,360,814
Equity
Common stock	122,952	—	—	—	122,952
Paid-in capital	226,937	174,614	583,869	(758,483)	226,937
Retained earnings (deficit)	690,674	1,236,165	(50,416)	(1,185,749)	690,674
Accumulated other comprehensive income (loss)	(25,084)	(24,033)	(13,299)	37,332	(25,084)
Total equity	1,015,479	$1,386,746	520,154	(1,906,900)	1,015,479
Total liabilities and equity	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293

Three Months Ended March 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$8,151	$18,441	$(1,441)	$(17,000)	$8,151
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(14,713)	(2,210)	—	16,923	—
Depreciation and amortization	—	6,653	11,258	—	17,911
Share-based compensation expense	—	3,035	—	—	3,035
Provision for losses on accounts receivable	—	(724)	1,797	—	1,073
Deferred income tax expense (benefit)	—	(1,453)	(29)	—	(1,482)
Changes in operating assets and liabilities:
Accounts receivable	—	(53,007)	34,341	147	(18,519)
Merchandise inventories	—	(30,834)	202	76	(30,556)
Accounts payable	—	17,057	(7,439)	(140)	9,478
Net change in other assets and liabilities	121	31,976	(3,187)	(6)	28,904
Other, net	250	132	(104)	—	278
Cash provided by (used for) operating activities	(6,191)	(10,934)	35,398	—	18,273
Investing activities:
Additions to property and equipment	—	(5,847)	(1,227)	—	(7,074)
Additions to computer software and intangible assets	—	(6,078)	(1,008)	—	(7,086)
Cash provided by (used for) investing activities	—	(11,925)	(2,235)	—	(14,160)
Financing activities:
Borrowing (repayments) under revolving credit facility	—	(300)	—	—	(300)
Repayment of debt	—	(3,125)	—	—	(3,125)
Change in intercompany advances	22,949	26,858	(49,807)	—	—
Cash dividends paid	(16,074)	—	—	—	(16,074)
Other, net	(1,113)	(421)	(770)	—	(2,304)
Cash provided by (used for) financing activities	5,762	23,012	(50,577)	—	(21,803)
Effect of exchange rate changes on cash and cash equivalents	—	—	800	—	800
Net increase (decrease) in cash and cash equivalents	(429)	153	(16,614)	—	(16,890)
Cash and cash equivalents at beginning of period	13,700	865	89,957	—	104,522
Cash and cash equivalents at end of period	$13,271	$1,018	$73,343	$—	$87,632

Three Months Ended March 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$18,785	$26,111	$(839)	$(25,272)	$18,785
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(25,789)	1,105	—	24,684	—
Depreciation and amortization	—	6,876	5,682	—	12,558
Share-based compensation expense	—	2,511	—	—	2,511
Provision for losses on accounts receivable	—	(707)	104	—	(603)
Deferred income tax expense (benefit)	—	(825)	—	—	(825)
Changes in operating assets and liabilities:
Accounts receivable	—	2,459	(131)	(774)	1,554
Merchandise inventories	—	(3,311)	(30,154)	688	(32,777)
Accounts payable	37	(15,051)	6,999	674	(7,341)
Net change in other assets and liabilities	164	(3,434)	(21,695)	—	(24,965)
Other, net	214	4,549	(20)	—	4,743
Cash provided by (used for) operating activities	(6,589)	20,283	(40,054)	—	(26,360)
Investing activities:
Additions to property and equipment	—	(8,141)	(2,005)	—	(10,146)
Additions to computer software and intangible assets	—	(677)	(3,945)	—	(4,622)
Proceeds from the sale of property and equipment	—	45	270	—	315
Cash provided by (used for) investing activities	—	(8,773)	(5,680)	—	(14,453)
Financing activities:
Change in intercompany advances	49,025	(56,375)	7,350	—	—
Cash dividends paid	(15,740)	—	—	—	(15,740)
Other, net	(1,541)	(516)	(702)	—	(2,759)
Cash provided by (used for) financing activities	31,744	(56,891)	6,648	—	(18,499)
Effect of exchange rate changes on cash and cash equivalents	—	—	991	—	991
Net increase (decrease) in cash and cash equivalents	25,155	(45,381)	(38,095)	—	(58,321)
Cash and cash equivalents at beginning of period	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of period	$63,170	$15,885	$48,112	$—	$127,167
Note 15—Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. We adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. The impact on our consolidated financial statements is not material. See Note 1 for further information.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits the reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Act") from accumulated other comprehensive income (loss) to retained earnings. This new guidance is effective for us beginning on January 1, 2019, with early adoption permitted, and must be applied either in the period of adoption or retrospectively to periods in which the effects of the Act are recognized. We are currently evaluating the effects that the adoption of this guidance will have on our consolidated financial statements and the related disclosures.
There have been no further changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2017.
Note 16—Subsequent Events
On April 30, 2018 (the “Closing Date”), we completed the previously announced acquisition of substantially all of Halyard Health, Inc.’s (“Halyard”) Surgical and Infection Prevention (“S&IP”) business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and Halyard’s IT system (collectively, the “Acquisition”), contemplated by the Amended and Restated Purchase Agreement, in exchange for $710 million, subject to certain adjustments as provided in the Amended and Restated Purchase Agreement based on the cash, indebtedness and net working capital transferred at the closing. Halyard's S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare-associated infections across acute care and non-acute care markets. This business will be reported as part of the Global Products segment.The initial allocation of purchase price to assets and liabilities acquired is not yet complete.
We entered into transition services agreements with Halyard pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. On the Closing Date, certain of our affiliates also entered into transitional distribution agreements with affiliates of Halyard under which the Halyard affiliates will serve as limited risk distributors for our international customer orders on a transitional basis. The services under the transition services agreements and distribution agreements generally will commence on the Closing Date and terminate within 18 months thereafter.
In connection with the Halyard S&IP acquisition, we amended our Credit Agreement. The amendments contain the following principal terms, among others:

•	lender commitments and funding for a $195.75 million term A-2 loan with a four-year maturity and a $254.25 million term B loan with a seven-year maturity;

•	lender commitments and funding for an additional $245.75 million of term B loans with a seven-year maturity;

•	interest rate pricing grid based on the better of debt to EBITDA ratio or credit ratings for all loans other than the term B loans;

•
a new interest rate margin for term B loans of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement);

•	amended financial covenant-related definitions and amendments to certain customary affirmative and negative covenants;

•
the addition of collateral for the benefit of the Secured Parties (as defined), first priority liens and security interests (“Liens”) in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions;

•
addition of a “springing maturity date” with respect to (i) the term B loans, if as of the date that is 91 days prior to the maturity date of the Company’s 3.875% senior notes due 2021 (the “2021 Notes”) or 4.375% senior notes due 2024 (the “2024 Notes”), all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full and (ii) the revolving loans and the term A loans, if as of the date that is 91 days prior to the 2021 Notes maturity date, all outstanding amounts owing under the 2021 Notes have not been paid in full; and

•	extension of the “soft call” provision from six months to twelve months.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2017. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Overview

Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare services company that connects the world of medical products to the point of care. Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) provides product-related solutions, including surgical and procedural kitting and sourcing. The Halyard S&IP business, acquired on April 30, 2018 (see below), will be reported as part of the Global Products segment. Beginning with the quarter ended March 31, 2018, we now report financial results using this two segment structure and have recast prior year segment results on the same basis.
On April 30, 2018 (the “Closing Date”), we completed the previously announced acquisition of substantially all of Halyard Health, Inc.’s (“Halyard”) Surgical and Infection Prevention (“S&IP”) business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and Halyard’s IT system (collectively, the “Acquisition”), contemplated by the Amended and Restated Purchase Agreement, in exchange for $710 million, subject to certain adjustments as provided in the Amended and Restated Purchase Agreement based on the cash, indebtedness and net working capital transferred at the closing. See Note 16 in the Notes to Consolidated Financial Statements for further information.
Financial highlights. The following table provides a reconciliation of reported operating income, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2018	2017
Operating income, as reported (GAAP)	$24,217	$35,517
Acquisition-related intangible amortization (1)	6,407	2,319
Acquisition-related and exit and realignment charges (2)	14,760	8,942
Other (3)	2,217	922
Operating income, adjusted (non-GAAP) (Adjusted Operated Income)	$47,601	$47,700
Operating Income as a percent of revenue (GAAP)	1.02%	1.53%
Adjusted Operating Income as a percent of revenue (non-GAAP)	2.01%	2.05%

Net income, as reported (GAAP)	$8,151	$18,785
Acquisition-related intangible amortization (1)	6,407	2,319
Income tax expense (benefit) (4)	(1,557)	(696)
Acquisition-related and exit and realignment charges (2)	14,760	8,942
Income tax expense (benefit) (4)	(3,576)	(3,505)
Other (3)	2,217	922
Income tax expense (benefit) (4)	(228)	(354)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$26,174	$26,413

Net income per diluted common share, as reported (GAAP)	$0.13	$0.31
Acquisition-related intangible amortization (1)	0.08	0.03
Acquisition-related and exit and realignment charges (2)	0.19	0.09
Other (3)	0.03	0.01
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.43	$0.44
Net income per diluted share was $0.13 for the three months ended March 31, 2018, a decline of $0.18 compared to 2017. Adjusted EPS (non-GAAP) was $0.43 in the first quarter of 2018, a decline of $0.01 when compared to prior year. Global Solutions segment operating income of $31.6 million declined $6.3 million from the first quarter of 2017 as a result of continued pressure on provider margins and and warehouse inefficiencies in our distribution centers. Global Products operating income of $9.8 million increased $1.7 million from 2017 as a result of improved operational efficiency.
Use of Non-GAAP Measures
Adjusted operating income, adjusted net income and adjusted EPS are an alternative view of performance used by management, and we believe that investors' understanding of our performance is enhanced by disclosing these performance measures. In general, the measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. Management uses these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.
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
(2) Acquisition-related charges, pre-tax, were $12.1 million and $1.3 million in the first quarter of 2018 and 2017. Acquisition related expenses in the current quarter consist primarily of transition and transaction costs for the Halyard S&IP transaction. Expenses in 2017 consisted primarily of transaction costs for Byram.
Exit and realignment charges, pre-tax, were $2.7 million in the first quarter of 2018 and $7.6 million in the first quarter of 2017. Amounts in 2018 were associated with establishment of our client engagement centers. Amounts in 2017 were associated with the write-down of information system assets which are no longer used and severance charges from reduction in force and other employee costs associated with the establishment of our new client engagement center.
(3) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(4) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Global Solutions	$2,341,122	$2,288,955	$52,167	2.3%
Global Products	121,287	137,153	(15,866)	(11.6)%
Inter-segment	(89,830)	(97,535)	7,705	7.9%
Net revenue	$2,372,579	$2,328,573	$44,006	1.9%
Consolidated net revenue increased primarily as a result of the acquisition of Byram in August 2017 which contributed revenue of $118 million to Global Solutions in the quarter. The increase also included favorable impact from foreign exchange of $16.0 million, offset by reduced distribution revenues from lost customers. A decrease in sales of custom procedure trays contributed to the year over year change in the Global Products segment.
Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of goods sold	$2,047,892	$2,047,393	$499	—%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products business. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix, and improved operational performance in our kitting operations.
Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Gross margin	$324,687	$281,180	$43,507	15.5%
As a % of net revenue	13.68%	12.08%
Gross margin in the first quarter of 2018 included positive contribution from Byram and favorable impact from foreign exchange of $9.9 million, offset by a decline in provider margin compared to the prior year. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased gross margin pressure will continue.
Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Distribution, selling & administrative expenses	$284,361	$237,693	$46,668	19.6%
As a % of net revenue	11.99%	10.21%
Other operating (income) expense, net	$1,349	$(972)	$2,321	238.8%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers.
Excluding Byram, DS&A expenses for the three months ended March 31, 2018 were 11.05% of net revenues. Overall DS&A expenses compared to prior year reflected unfavorable foreign currency translation impacts of $10.3 million, as well as higher warehouse and delivery expenses.
The decrease in other operating income, net was attributed primarily to higher software as a service implementation expenses.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense, net	$10,253	$6,744	$3,509	52.0%
Effective interest rate	4.52%	4.59%
Interest expense in the first quarter of 2018 was higher than prior year as a result of borrowings under our revolving credit facility and term loan.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2018	2017	$	%
Income tax provision	$5,813	$9,988	$(4,175)	(41.8)%
Effective tax rate	41.6%	34.7%
The increase in the effective tax rate compared to 2017 resulted primarily from losses in jurisdictions with full valuation allowances and additional income tax expense associated with the vesting of restricted stock.

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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States and Europe or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers and vendors.

	March 31, 2018	December 31, 2017	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$87,632	$104,522	$(16,890)	(16.2)%
Accounts receivable, net of allowances	$778,155	$758,936	$19,219	2.5%
Consolidated DSO (1)	28.9	28.7
Merchandise inventories	$1,021,711	$990,193	$31,518	3.2%
Consolidated inventory turnover (2)	8.3	8.5
Accounts payable	$958,270	$947,572	$10,698	1.1%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended March 31, 2018 and year ended December 31, 2017
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

(Dollars in thousands)	2018	2017
Net cash provided by (used for):
Operating activities	$18,273	$(26,360)
Investing activities	(14,160)	(14,453)
Financing activities	(21,803)	(18,499)
Effect of exchange rate changes	800	991
Increase (decrease) in cash and cash equivalents	$(16,890)	$(58,321)
Cash provided by operating activities was $18.3 million in the first three months of 2018, compared to $26.4 million in cash used for operating activities for the same period of 2017. The increase in cash from operating activities for the first three months of 2018 compared to the same period in 2017 was primarily due to routine changes in working capital, including timing of payments to suppliers and vendors.
Cash used for investing activities was $14.2 million in the first three months of 2018, compared to $14.5 million in the same period of 2017. Investing activities in 2018 and 2017 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network.
Cash used for financing activities in the first three months of 2018 was $21.8 million, compared to $18.5 million used in the same period of 2017. During the first three months of 2018, we paid dividends of $16.1 million (compared to $15.7 million in the same period of 2017) and repaid $3.1 million in debt.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides borrowing capacity of $600 million and a $250 million term loan. We make principal payments under the term loan on a quarterly basis with the remaining outstanding principal due in five years. The revolving credit facility has a five-year maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on the Credit Agreement, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our debt ratings or leverage ratio (Credit Spread) as defined by the Credit Agreement. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. We may utilize the revolving credit facility for long-term strategic growth, capital expenditures, working capital and general corporate purposes. If we were unable to access the revolving credit facility, it could impact our ability to fund these needs. Based on our Credit Spread, the interest rate under the credit facility at March 31, 2018 is Eurocurrency Rate plus 1.5%.
At March 31, 2018, we had borrowings of $104.3 million and letters of credit of approximately $6.8 million outstanding under the Credit Agreement, leaving $488.9 million available for borrowing. We also have a $1.3 million letter of credit outstanding as of March 31, 2018 and December 31, 2017 which supports our facilities leased in Europe.
In connection with the Halyard S&IP acquisition, we amended our Credit Agreement. See Note 16 of Notes to Consolidated Financial Statements for further information.
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
In the first quarter of 2018, we paid quarterly cash dividends on our outstanding common stock at the rate of $0.26 per share, which represents a 1% increase over the rate of $0.2575 per share in the first quarter of 2017. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. We did not purchase any shares in the first quarter of 2018. At March 31, 2018, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash, cash equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $60.8 million and $79.1 million at March 31, 2018 and December 31, 2017. Upon enactment, the Act imposed a tax on our total post-1986 foreign earnings at various tax rates. In 2017, the Company recognized a provisional amount of this one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. The Company continues to evaluate its foreign earnings repatriation policy in 2018.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2018.
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

•
our ability to successfully identify, manage or integrate acquisitions, including our ability to successfully integrate the S&IP business into our operations and to realize the anticipated benefits and synergies from the S&IP acquisition;

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

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;

•	our ability to successfully implement the expense reduction and productivity and efficiency increasing initiatives of our Rapid Business Transformation (RBT);

•	our ability to continue to comply with the terms and conditions of Byram Healthcare’s Corporate Integrity Agreement;

•	the potentially adverse impact of the United Kingdom’s planned withdrawal from the European Union; and

•	other factors detailed from time to time in the reports we file with the SEC.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our revolving credit facility. We had a $243.8 million term loan, borrowings of $104.3 million under the revolver and $6.8 million in letters of credit under the Credit Agreement at March 31, 2018. A hypothetical increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $0.1 million per year for every $10 million of outstanding borrowings under the revolving credit facility.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.02 per gallon in the first three months of 2018, increased 17.5% from $2.57 per gallon in the first three months of 2017. Based on our fuel consumption in the first three months of 2018, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating earnings by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the third quarter of 2017, we acquired Byram Healthcare. This acquisition represented $479 million of total assets and $118 million of revenues as of and for the three months ended March 31, 2018. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of this acquisition.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2017. Through March 31, 2018, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of the 2017 Form 10-K, under the heading “Risk Factors.” Set forth below are certain risk factors that we currently believe could materially and adversely affect our business, financial condition and results of operations. These risk factors are in addition to those mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.

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
In the United States, we distribute products from nearly 1,100 suppliers and are dependent on these suppliers for the continuing supply of products. In 2017, sales of products of our ten largest domestic suppliers accounted for approximately 54% of consolidated net revenue. In the Global Solutions segment, sales of products supplied by Medtronic, Johnson & Johnson and Becton Dickinson accounted for approximately 11%, 9% and 9% of our consolidated net revenue for 2017, respectively. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, or the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, could have a material adverse effect on our results of operations and financial condition.

Our inability to adequately integrate acquisitions could have a material adverse effect on our operations.
In connection with our growth strategy, we from time to time acquire other businesses, including recently, Byram Healthcare (Byram) and Halyard Health's S&IP business (S&IP), that we believe will expand or complement our existing businesses and operations. The integration of acquisitions involves a number of significant risks, which may include but are not limited to, the following:

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

•
Local economic environments, such as in the European markets served by Movianto, ArcRoyal and Halyard Health’s S&IP business, including recession, inflation, indebtedness, currency volatility and competition; and

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
We may be unable to realize anticipated cost savings and efficiency and productivity gains or may incur additional and/or unexpected costs in order to realize them.
In the first quarter of 2017, we unveiled our Rapid Business Transformation (RBT) process to reduce expenses, increase efficiency and productivity and add significant operating income (to replace lost margin). Throughout 2017, the RBT process identified and implemented initiatives designed to drive better earnings and cash flow through efficiency and productivity gains, expense reduction and diversification of our business. However, our expectations pertaining to run-rate cost savings and efficiency and productivity increases are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected or any actual run-rate cost savings or efficiency and productivity gains. A variety of factors could cause us not to realize some or all of the expected run-rate cost savings, including, among others, macroeconomic conditions, regulatory changes, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with operating our business and our ability to achieve the efficiencies contemplated by the cost savings initiative. We may be unable to realize all of these run-rate cost savings within the expected timeframe, or at all, and we may incur additional or unexpected costs in order to realize them.
These cost savings and efficiency and productivity gains are based upon a number of assumptions and estimates that are in turn based on our analysis of the various factors which currently, and could in the future, impact our business. These assumptions and estimates are inherently uncertain and subject to significant business, operational, economic and competitive uncertainties and contingencies. Certain of the assumptions relate to business decisions that are subject to change, including, among others, our anticipated business strategies, our marketing strategies, our product development and licensing strategies and our ability to anticipate and react to business trends. Other assumptions relate to risks and uncertainties beyond our control, including, among others, the economic environment in which we operate, healthcare regulation and other developments in our industry as well as capital markets conditions from time to time. The actual results of implementing the various cost savings and efficiency and productivity initiatives may differ materially from our estimates. Moreover, our continued efforts to implement these cost savings and efficiency and productivity initiatives may divert management attention from the rest of our business and may preclude us from seeking attractive opportunities, any of which may materially and adversely affect our business.

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
As of March 31, 2018, on a consolidated basis we had approximately $898 million of aggregate principal amount of unsecured indebtedness as well as approximately $266 million in obligations under our leasing arrangements and $489 million of undrawn availability under our credit facilities. Our ratio of total debt to total shareholders’ equity as of March 31, 2018 was approximately 90%.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We cannot assure you that we would be able to implement any of these alternatives on satisfactory terms or at all. In the absence of such operating results and resources, we could face substantial liquidity problems and may be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due.
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
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described herein.
As of March 31, 2018, on a pro forma basis after giving effect to the Halyard S&IP acquisition, we would have had $1.7 billion of consolidated total indebtedness outstanding, all of which would have been secured indebtedness, and we would have had $367 million available for borrowing under our credit facilities, all of which would be secured when drawn.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, including secured indebtedness. If additional indebtedness is added to our current debt levels, the related risks that we and our subsidiaries could face to fund our future debt service obligations and the risks associated with failure to adequately service our debt could intensify. Additionally, the incurrence of any new indebtedness could make it more difficult to refinance our existing indebtedness and make it more likely that any refinancing of such indebtedness may not be on commercially reasonable terms.
Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.
The indentures that govern our existing notes and our credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.

Our credit facilities and the indentures governing our existing notes include restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. Under our credit facilities, we are subject to financial covenants that require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
Our failure to comply with these restrictions or covenants could result in a default under the agreements governing the relevant indebtedness. If a default under the credit facilities and the indentures governing our existing notes is not cured or waived, such default could result in the acceleration of debt or other payment obligations under our debt or other agreements that contain cross-acceleration, cross-default or similar provisions, which could require us to repurchase or pay debt or other obligations prior to the date it is otherwise due.
Our ability to comply with covenants contained in the credit facilities and the indentures governing our existing notes and any other debt or other agreements to which we are or may become a party, may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Borrowings under our Credit Agreement bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease.

Risks Related to Our Halyard S&IP Acquisition
We may fail to realize the anticipated benefits of the S&IP Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the S&IP business into our operations.
Our ability to realize the anticipated benefits and synergies of the S&IP Acquisition will depend, to a large extent, on our ability to integrate the S&IP business into ours. We may devote significant management attention and resources preparing for and then integrating the business practices and operations of the S&IP business with ours. This integration process may be disruptive to our and the S&IP businesses, and, if implemented ineffectively, could restrict realization of the expected benefits. In addition, we may fail to realize some of the anticipated benefits and synergies of the S&IP Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:

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
In connection with the S&IP Acquisition, we and Halyard have agreed to indemnify each other with respect to certain matters, and such indemnities may not be adequate.
The Amended and Restated Purchase Agreement contains customary representations, warranties and covenants from both us and Halyard. Subject to certain exceptions and limitations, we and Halyard have agreed to indemnify each other for breaches of representations, warranties, covenants and other specified matters contained in the Amended and Restated Purchase

Agreement. Among these other specified matters, Halyard has agreed to indemnify us for losses related to certain pending litigation against the S&IP business, including with respect to the matter styled Bahamas Surgery Center, LLC v. Kimberly-Clark Corporation and Halyard Health, Inc., No. 2:14-cv-08390-DMG-SH (C.D. Cal.), certain previously initiated actions arising out of the same or similar products and any future action, whether known or unknown, that both (i) concerns a product or products of Halyard that is or are the subjects of the actions already identified as being covered and (ii) is based on a claim that is substantially similar to a claim alleged by a plaintiff in the actions already identified as being covered or relates to or arises out of substantially similar facts and circumstances or substantially similar courses of conduct as those alleged in the actions already identified as being covered. We cannot assure you that the indemnity from Halyard will be sufficient to protect us against the full amount of such liabilities, or that Halyard will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Halyard any amounts for which the S&IP business is held liable, we may be temporarily required to bear these losses ourselves.
Any failure by Halyard or one of its affiliates to deliver the services to be provided under the transition services agreement could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the terms of the Amended and Restated Purchase Agreement, at the closing of the S&IP acquisition, we and Halyard entered into transition services agreements pursuant to which we, Halyard and each party’s respective affiliates will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. At the closing of the S&IP Acquisition, certain of our affiliates also entered into transitional distribution agreements with affiliates of Halyard under which the Halyard affiliates will serve as limited risk distributors for our international customer orders on a transitional basis. If Halyard or its affiliates fail to provide or procure the services prescribed by the transition services agreements or distribution agreements, or fail to provide such services in a consistent and/or timely manner, such failure could have a material adverse effect on our business, financial condition and results of operations. Further, if the transition services agreements or distribution agreements are terminated, we would need to make alternative arrangements for the performance of these services. We may not be able to obtain these services promptly or at reasonable rates, if at all.

The S&IP business is exposed to price fluctuations of key commodities, which may negatively impact our results of operations.
The S&IP business relies on product inputs, such as polypropylene and nitrile, as well as other commodities, in the manufacture of its products. Prices of these commodities are volatile and have fluctuated significantly in recent years, which may contribute to fluctuations in our results of operations. Our ability to hedge commodity price volatility is limited. Furthermore, due to competitive dynamics, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An inability to obtain key components, raw materials or manufactured products from third parties may have a material adverse effect on the S&IP business.
The S&IP business depends on the availability of various components, raw materials and manufactured products supplied by others for its operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, that could negatively impact our ability to manufacture or deliver S&IP products and could lead to exposure to regulatory actions. Further, for quality assurance or cost effectiveness, Halyard has purchased from sole suppliers certain components and raw materials such as polymers used in the S&IP products, and we expect to continue to purchase these components and raw materials from these sole suppliers. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the FDA and other regulatory authorities regarding the manufacture of S&IP products. The loss of any sole supplier or any sustained supply interruption that affects the ability to manufacture or deliver S&IP products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An interruption in the ability of the S&IP business to manufacture products may have a material adverse effect on our business.
The S&IP business manufactures approximately 75% of its products in five facilities, one each in the United States, Thailand and Honduras and two in Mexico. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, prolonged power or equipment failures or labor disputes, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The S&IP business must obtain clearance or approval from the appropriate regulatory authorities prior to introducing a new product or a modification to an existing product. The regulatory clearance process may result in substantial costs, delays and limitations on the types and uses of products the S&IP business can bring to market, any of which could have a material adverse effect on the S&IP business.
In the United States, before the S&IP business can market a new product, or a new use of, or claim for, or significant modification to, an existing product, the S&IP business generally must first receive clearance or approval from the U.S. Food and Drug Administration and certain other regulatory authorities. Most major markets for medical products outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical product can be costly and time consuming, involve rigorous pre- clinical and clinical testing, require changes in products or result in limitations on the indicated uses of products. We cannot assure you that these clearances and approvals will be granted on a timely basis, or at all. In addition, once a medical product has been cleared or approved, a new clearance or approval may be required before it may be modified, its labeling changed or marketed for a different use. Medical products are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. Furthermore, a product approval or clearance can be withdrawn or limited due to unforeseen problems with the medical product or issues relating to its application. The regulatory clearance and approval process may result in, among other things, delayed, if at all, realization of product net sales, substantial additional costs and limitations on the types of products the S&IP business may bring to market or their indicated uses, any one of which could have a material adverse effect on our results of operations, financial condition and cash flows.
The S&IP business may incur product liability losses, litigation liability, product recalls, safety alerts or regulatory action associated with the S&IP business’s products which can be costly and disruptive to the S&IP business.
The risk of product liability claims is inherent in the design, manufacture and marketing of the medical products of the type the S&IP business produces and sells. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to the products that the S&IP business manufactures or sells, including physician technique and experience in performing the relevant surgical procedure, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or information.
In addition to product liability claims and litigation, an unsafe condition or injury to, or death of, a patient associated with our products could lead to a recall of, or issuance of a safety alert relating to, our products, or suspension or delay of regulatory product approvals or clearances, product seizures or detentions, governmental investigations, civil or criminal sanctions or injunctions to halt manufacturing and distribution of our products. Any one of these could result in significant costs and negative publicity resulting in reduced market acceptance and demand for the S&IP business’s products and harm its reputation. In addition, a recall or injunction affecting the S&IP business’s products could temporarily shut down production lines or place products on a shipping hold.
All of the foregoing types of legal proceedings and regulatory actions are inherently unpredictable and, regardless of the outcome, could disrupt the S&IP business, result in substantial costs or the diversion of management attention and could have a material adverse effect on the S&IP business’s results of operations, financial condition and cash flows.

Other Risks Related to Our Business

Products we source, assemble and sell may be subject to recalls and product liability claims.

Certain of the products that we sell and distribute are sourced and sold under one or more private labels or are assembled by us into custom trays and minor procedure kits. If these products do not function as designed, are inappropriately designed or are not properly produced, we may have to withdraw such products from the market and/or be subject to product liability claims. Although we maintain insurance against product liability and defense costs in amounts believed to be reasonable, we cannot assure you that we can successfully defend any such claims or that the insurance we carry will be sufficient. A successful claim against us in excess of insurance coverage could have a material adverse impact on our business, financial condition and results of operations.

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
Our distribution and logistics services include acting as the primary billing, order-to-cash and collections function for many of our customers. These services rely on the performance and upkeep of our information systems. If our information systems are interrupted, damaged or fail to operate, our customers could be negatively impacted which could have a material adverse effect on our results of operations.
We could be subject to adverse changes in the tax laws or challenges to our tax positions.
We operate throughout the United States and other countries. As a result, we are subject to the tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal LIFO (last-in, first-out) treatment of inventory in the United States or changes in tax accounting methods for inventory, import tariffs and taxes, or other tax items. In 2017, we recorded a provisional estimate of the impact of The Tax Cuts and Jobs Act (the "Act") based on our initial analysis of the Act. Given the significant complexity of the Act, anticipated guidance from the U. S. Treasury about implementing the Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Act, these estimates may be adjusted during 2018. These and other changes in tax laws and regulations could adversely affect our tax positions, tax rate or cash payments for taxes.
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

We operate within the European Union, including in the United Kingdom and therefore may be affected by the United Kingdom's withdrawal from the European Union.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the three months ended March 31, 2018.

Item 5. Other Information

On May 9, 2018, Owens & Minor, Inc. (the “Company”) entered into a Third Amendment to Credit Agreement (the “Third Amendment”), by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC (the “Borrowers”), the Company and each other domestic subsidiary of the Company party thereto from time to time as guarantors (collectively, the “Guarantors” and, together with the Borrowers, the “Credit Parties”), Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, (the “Administrative Agent”), Bank of America, N.A., as collateral agent (the “Collateral Agent”) and administrative agent for the term B facility, the other agents party thereto and a syndicate of financial institutions specified therein. The Third Amendment amends the Credit Agreement, dated as of July 27, 2017 (as amended by the First Amendment to Credit Agreement, dated as of March 29, 2018, and the Second Amendment to Credit Agreement dated as of April 30, 2018, the “Credit Agreement”), by and among the Borrowers, the Company, the other Guarantors party thereto, the Administrative Agent and the other agents party thereto and the syndicate of financial institutions specified therein. The Third Amendment contains the following principal terms, among others:

•
lender commitments for an additional $245.75 million of term B loans with a seven-year maturity funded on May 9, 2018 (the proceeds of which were used to pay down outstanding revolving borrowings incurred in connection with the Company’s acquisition of Halyard Health, Inc.’s Surgical and Infection Prevention business (the “Acquisition”));

•
a new interest rate margin for term B loans of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement);

•
addition of a “springing maturity date” with respect to (i) the term B loans, if as of the date that is 91 days prior to the maturity date of the Company’s 3.875% senior notes due 2021 (the “2021 Notes”) or 4.375% senior notes due 2024 (the “2024 Notes”), all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full and (ii) the revolving loans and the term A loans, if as of the date that is 91 days prior to the 2021 Notes maturity date, all outstanding amounts owing under the 2021 Notes have not been paid in full; and

•	extension of the “soft call” provision from six months to twelve months.
The foregoing description of the Third Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Third Amendment attached hereto as Exhibit 10.9, which is incorporated herein by reference.
Wells Fargo Bank, N.A., Bank of America, N.A. and several of the lenders under the Credit Agreement and their affiliates have various relationships with the Company and its subsidiaries involving the provision of financial services, including investment banking, commercial banking, advisory, cash management, custody and trust services, for which they have received customary fees, and may do so again in the future.  Additionally, an affiliate of Bank of America, N.A. served as a lead financial advisor to the Company in connection with the Acquisition.
Item 6. Exhibits

(a)	Exhibits

2.1
Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)*

3.1	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated February 28, 2018)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated May 9, 2018)

4.1
Third Supplemental Indenture, dated as of April 30, 2018, by and among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, dated May 4, 2018)*

10.1
Form of Owens & Minor Director Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 9, 2018)**

10.2	Form of Owens & Minor Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 9, 2018)**

10.3
Form of Owens & Minor Restricted Stock Unit Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated May 9, 2018)**

10.4	Owens & Minor, Inc. Officer Severance Policy dated May 7, 2018 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.4, dated May 9, 2018)**

10.5	Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 26, 2018 (File No. 001-09810))**

10.6
First Amendment to Credit Agreement, dated as of March 29, 2018, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC, as Borrowers, Owens & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, the banks party thereto and Wells Fargo Bank, N.A., as Administrative Agent for the banks party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated April 18, 2018)

10.7
Second Amendment to Credit Agreement, dated as of April 30, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 4, 2018)*

10.8
Security and Pledge Agreement, dated as of April 30, 2018, by and among Owens & Minor, Inc., O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Bank of America, N.A., U.S. Bank National Association, and the other secured parties thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 4, 2018)*

10.9
Third Amendment to Credit Agreement, dated as of May 9, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto.

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

* Certain exhibits and schedules been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	May 10, 2018	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	May 10, 2018	/s/ Richard A. Meier
Richard A. Meier
Executive Vice President, Chief Financial Officer & President, International