Form 10-Q
period 2018-06-30
OWENS & MINOR INC/VA/
filed 2018-08-08
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of August 2, 2018, was 62,318,043 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net revenue	$2,458,271	$2,265,907	$4,830,850	$4,594,480
Cost of goods sold	2,133,277	1,992,374	4,181,170	4,039,768
Gross margin	324,994	273,533	649,680	554,712
Distribution, selling, and administrative expenses	308,775	236,615	593,136	474,308
Goodwill and intangible asset impairment charges	165,447	—	165,447	—
Acquisition-related and exit and realignment charges	24,930	2,893	39,690	11,835
Other operating (income) expense, net	(2,107)	1,188	(759)	216
Operating income (loss)	(172,051)	32,837	(147,834)	68,353
Interest expense, net	18,571	6,736	28,824	13,480
Income (loss) before income taxes	(190,622)	26,101	(176,658)	54,873
Income tax provision (benefit)	(7,845)	5,960	(2,032)	15,947
Net income (loss)	$(182,777)	$20,141	$(174,626)	$38,926

Net income (loss) per common share: basic and diluted	$(3.07)	$0.33	$(2.92)	$0.64
Cash dividends per common share	$0.26	$0.2575	$0.52	$0.515

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$(182,777)	$20,141	$(174,626)	$38,926
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2018 and 2017)	(20,678)	22,405	(11,757)	27,897
Change in unrecognized net periodic pension costs (net of income tax of $149 and $286 in 2018 and $219 and $445 in 2017)	374	230	754	466
Other (net of income tax of $68 in 2018 and $0 in 2017)	(122)	84	(116)	194
Total other comprehensive income (loss), net of tax	(20,426)	22,719	(11,119)	28,557
Comprehensive income (loss)	$(203,203)	$42,860	$(185,745)	$67,483

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$118,188	$104,522
Accounts receivable, net of allowances of $19,591 and $16,280	856,673	758,936
Merchandise inventories	1,220,115	990,193
Other current assets	320,206	328,254
Total current assets	2,515,182	2,181,905
Property and equipment, net of accumulated depreciation of $231,070 and $239,581	344,061	206,490
Goodwill, net	742,538	713,811
Intangible assets, net	342,542	184,468
Other assets, net	98,808	89,619
Total assets	$4,043,131	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$1,067,553	$947,572
Accrued payroll and related liabilities	37,366	30,416
Other current liabilities	315,842	331,745
Total current liabilities	1,420,761	1,309,733
Long-term debt, excluding current portion	1,669,478	900,744
Deferred income taxes	66,466	74,247
Other liabilities	84,218	76,090
Total liabilities	3,240,923	2,360,814
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,341 shares and 61,476 shares	124,681	122,952
Paid-in capital	229,884	226,937
Retained earnings	483,846	690,674
Accumulated other comprehensive loss	(36,203)	(25,084)
Total equity	802,208	1,015,479
Total liabilities and equity	$4,043,131	$3,376,293

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Net income (loss)	$(174,626)	$38,926
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	43,813	25,206
Share-based compensation expense	6,140	5,619
Goodwill and intangible asset impairment charges	165,447	—
Provision for losses on accounts receivable	2,867	(368)
Deferred income tax (benefit) expense	(6,172)	(5,385)
Changes in operating assets and liabilities:
Accounts receivable	(30,357)	(41,863)
Merchandise inventories	5,211	(86,234)
Accounts payable	47,260	42,235
Net change in other assets and liabilities	(14,629)	(66,003)
Other, net	1,299	5,371
Cash provided by (used for) operating activities	46,253	(82,496)
Investing activities:
Acquisitions, net of cash acquired	(733,433)	—
Additions to property and equipment	(19,816)	(16,433)
Additions to computer software and intangible assets	(10,238)	(7,860)
Proceeds from sale of property and equipment	12	573
Cash used for investing activities	(763,475)	(23,720)
Financing activities:
Proceeds from issuance of debt	695,750	—
Financing costs paid	(27,697)	—
Repayments of debt	(6,250)	—
Proceeds from revolving credit facility	101,000	15,400
Cash dividends paid	(32,284)	(31,476)
Repurchases of common stock	—	(4,998)
Other, net	(3,670)	(5,658)
Cash provided by (used for) financing activities	726,849	(26,732)
Effect of exchange rate changes on cash and cash equivalents	4,039	4,526
Net increase (decrease) in cash and cash equivalents	13,666	(128,422)
Cash and cash equivalents at beginning of period	104,522	185,488
Cash and cash equivalents at end of period	$118,188	$57,066
Supplemental disclosure of cash flow information:
Income taxes paid, net	$20,650	$24,969
Interest paid	$24,848	$13,028

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2016	61,031	$122,062	$219,955	$685,504	$(67,483)	$960,038
Net income (loss)				38,926		38,926
Other comprehensive income (loss)					28,557	28,557
Dividends declared ($0.515 per share)				(31,379)		(31,379)
Shares repurchased and retired	(155)	(310)		(4,688)		(4,998)
Share-based compensation expense, exercises and other	350	701	1,726			2,427
Balance June 30, 2017	61,226	$122,453	$221,681	$688,363	$(38,926)	$993,571

Balance December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net income (loss)				(174,626)		(174,626)
Other comprehensive income (loss)					(11,119)	(11,119)
Dividends declared ($0.52 per share)				(32,202)		(32,202)
Share-based compensation expense, exercises and other	865	1,729	2,947			4,676
Balance June 30, 2018	62,341	$124,681	$229,884	$483,846	$(36,203)	$802,208

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
Recently, we have made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) provides product-related solutions, including surgical and procedural kitting and sourcing. The Halyard Surgical & Infection Prevention business (Halyard S&IP or Halyard), acquired April 30, 2018, is included in the Global Products segment. Beginning with the quarter ended March 31, 2018, we reported financial results using this two segment structure and have recast prior year segment results on the same basis.
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
Our revenue is primarily generated from sales contracts with customers. Under most of our distribution and product sales arrangements, our performance obligations are limited to delivery of products to a customer upon receipt of a purchase order. For these arrangements, we recognize revenue at the point in time when shipment is completed, as control passes to the customer upon product receipt.
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain a liability for rebates or discounts that have been earned but are unpaid. The amount accrued for rebates and discounts due to customers was $34.4 million at June 30, 2018 and $13.0 million at December 31, 2017.
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

For our direct to patient sales, revenues are recorded based upon the estimated amounts due from patients and third-party payors. Third-party payors include federal and state agencies (under Medicare and Medicaid programs), managed care health plans and commercial insurance companies. Estimates of contractual allowances are based upon historical collection rates for the related payor agreements. The estimated reimbursement amounts are made on a payor-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and reimbursement terms.
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
See Note 14 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings and average remaining maturities (Level 2). We determine the fair value of our derivatives based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies. See Notes 6 and 9 for the fair value of derivatives and long-term debt.
Note 3—Acquisitions
Avanos Medical Inc.'s (previously Halyard Health, Inc.) S&IP Business
On April 30, 2018 (the Closing Date), we completed the previously announced acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its IT system in exchange for $740 million, net of cash acquired, which is subject to further working capital adjustments. The Halyard S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete, as final working capital adjustments with the seller are still pending and valuations of tangible and intangible assets and liabilities are still in process.

Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$307,427
Goodwill	183,711
Intangible assets	191,000
Other noncurrent assets	152,555
Total assets	834,693
Liabilities assumed:
Current liabilities	83,822
Noncurrent liabilities	11,223
Total liabilities	95,045
Fair value of net assets acquired, net of cash	$739,648
We are amortizing the preliminary fair value of acquired intangible assets, primarily customer relationships, a trade name and other intellectual property, over their estimated weighted average useful lives of eight to 12 years.
Goodwill of $184 million, which we assigned to our Global Products segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the medical products segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The following table provides pro forma results of net revenue for the three and six months ended June 30, 2018 and 2017 as if Halyard S&IP was acquired on January 1, 2017. The pro forma results of net income (loss) and net income (loss) per common share have not been represented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net revenue	$2,528,271	$2,475,907	$5,110,850	$5,014,480
Byram Healthcare
On August 1, 2017, we completed the acquisition of Byram Healthcare, a leading domestic distributor of reimbursable medical supplies sold directly to patients and home health agencies. The consideration was $360 million, net of cash acquired. The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon our estimate of their fair values at the date of acquisition. The purchase price exceeded the estimated fair value of the net tangible and identifiable intangible assets by $284 million which was allocated to goodwill.
The following table presents the fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Fair Value Estimated as of Acquisition Date
Assets acquired:
Current assets	$61,986	$—	$61,986
Goodwill	288,691	(4,933)	283,758
Intangible assets	115,000	—	115,000
Other noncurrent assets	5,069	(1,282)	3,787
Total assets	470,746	(6,215)	464,531
Liabilities assumed:
Current liabilities	72,962	—	72,962
Noncurrent liabilities	31,215	—	31,215
Total liabilities	104,177	—	104,177
Fair value of net assets acquired, net of cash	$366,569	$(6,215)	$360,354
(1) As previously reported in our 2017 Form 10-K.
We are amortizing the fair value of acquired intangible assets, primarily chronic customer relationships and a trade name, over their weighted average useful lives of three to 10 years.
Goodwill of $284 million, which we assigned to our Global Solutions segment, consists largely of expected opportunities to grow in the non-acute market with direct to patient and home health agency distribution capabilities. None of the goodwill recognized is expected to be deductible for income tax purposes.
Pro forma results of operations for Byram have not been presented because the effects on revenue and net income were not material to our historic consolidated financial statements.
The change in fair value of net assets acquired, net of cash, of $6.2 million was the result of the final purchase price settlement with the seller of Byram.
Acquisition-related expenses in the current quarter and year-to-date consisted primarily of transition and transaction costs for the Halyard S&IP transaction. Expenses in the prior year periods were primarily related to Byram. We recognized pre-tax acquisition-related expenses of $23.2 million and $35.3 million in the three and six month periods ended June 30, 2018 and $0.7 million and $2.0 million related to these activities in the same periods of 2017.
Note 4—Financing Receivables and Payables
At June 30, 2018 and December 31, 2017, we had financing receivables of $169.6 million and $192.1 million and related payables of $91.6 million and $124.9 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
We test goodwill for impairment annually (as of October 1) or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. As a result of lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which have caused us to revise our expectations with regard to future performance, and a decline in market capitalization of the Company, we determined that there were indicators present that would require an interim impairment analysis. During the quarter ended June 30, 2018, we performed an interim goodwill impairment test and concluded that the fair values for certain reporting units comprising our CPS kitting businesses within our Global Products segment were below their carrying amount.
We determined the estimated fair value of our reporting units by using an income (discounted cash flow analysis) approach. The income approach is dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth and a terminal growth rate. In addition, a weighted average cost of capital (“WACC”) was used to discount future estimated cash flows to their present values. The WACC was based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company.

In conjunction with our interim impairment testing performed during the quarter ended June 30, 2018, we adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. See Note 16 for further information.
The amount by which the carrying values of the impaired reporting units' goodwill exceeded their fair values was $149.0 million, which was recognized as an impairment loss for the quarter ended June 30, 2018 in the accompanying consolidated statements of income (loss) as “Goodwill and intangible asset impairment charges.”
In connection with our new segment structure, which began in the first quarter of 2018, goodwill is now reported as part of Global Solutions or Global Products. There was no change to our underlying reporting units as part of that segment change and therefore no reallocation of goodwill. The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through June 30, 2018:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2017	$495,860	$217,951	$713,811
Currency translation adjustments	(592)	(491)	(1,083)
Acquisitions	(4,933)	183,711	178,778
Carrying amount of goodwill, June 30, 2018	490,335	401,171	891,506
Accumulated goodwill impairment, December 31, 2017	—	—	—
Goodwill impairment charge	—	(148,968)	(148,968)
Accumulated goodwill impairment, June 30, 2018	—	(148,968)	(148,968)
Net carrying amount of goodwill, June 30, 2018	$490,335	$252,203	$742,538
Intangible assets at June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018			December 31, 2017
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$267,863	$97,000	$44,299	$199,265	$31,000	$12,537
Accumulated amortization	(59,364)	(4,073)	(3,183)	(54,757)	(1,769)	(1,808)
Net intangible assets	$208,499	$92,927	$41,116	$144,508	$29,231	$10,729
During the six months ended June 30, 2018, we noted impairment indicators related to our intangible assets. Consistent with the impairment indicators that were considered in performing our interim goodwill impairment assessment, lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies have caused us to revise our expectations with regard to future performance. We performed an impairment test based on the projected undiscounted future cash flows, resulting in the recording of an impairment charge of $16.5 million related to a write-off of customer relationships in our CPS business within our Global Products segment. We recorded this amount in “Goodwill and intangible asset impairment charges” in our accompanying consolidated statements of income (loss).
At June 30, 2018, $117.2 million in net intangible assets were held in the Global Solutions segment and $225.3 million were held in the Global Products segment. Amortization expense for intangible assets was $9.4 million and $2.3 million for the three months ended June 30, 2018 and 2017 and $15.8 million and $4.7 million for the six months ended June 30, 2018 and 2017.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $20.8 million for the remainder of 2018, $41.6 million for 2019, $40.6 million for 2020, $38.9 million for 2021, $38.0 million for 2022 and $36.4 million for 2023.
Note 6—Derivatives
We are directly and indirectly affected by changes in foreign currency, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.
We use a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in both cash flows and reported earnings. We account for the designated foreign exchange forward contracts as cash flow hedges.

These foreign exchange forward contracts generally have maturities up to 12 months and the counterparties to the transactions are typically large international financial institutions.
The total notional values of derivatives that were designated and qualified for our foreign currency cash flow hedging program was $12.6 million as of June 30, 2018. We were not party to any derivatives as of or for the year ended December 31, 2017. We determine the fair value of our derivatives based on quoted market prices. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. Our derivatives are over-the-counter instruments with liquid markets. All derivatives are carried at fair value in our consolidated balance sheets in other assets and other liabilities line items. We consider the risk of counterparty default to be minimal.
On July 13, 2018, we entered into interest rate swap agreements with a notional amount of $450 million to reduce risk related to our variable-rate debt, which was subject to changes in market rates of interest. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreements will be included in interest expense. Our interest rate swap agreements and our variable-rate term debt are based upon LIBOR and Eurocurrency Rate.
Note 7—Exit and Realignment Charges
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
Exit and realignment charges by segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Global Solutions segment	$1,737	$2,241	$4,444	$9,372
Global Products segment	—	(40)	(29)	423
Total exit and realignment charges	$1,737	$2,201	$4,415	$9,795
The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2018 and 2017:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2017	$—	$11,972	$11,972
Provision for exit and realignment activities	—	2,295	2,295
Change in estimate	—	(23)	(23)
Cash payments	—	(6,479)	(6,479)
Accrued exit and realignment costs, March 31, 2018	—	7,765	7,765
Provision for exit and realignment activities		(415)	(415)
Change in estimate		—	—
Cash payments		(4,207)	(4,207)
Accrued exit and realignment costs, June 30, 2018	$—	$3,143	$3,143

Accrued exit and realignment costs, December 31, 2016	$—	$2,238	$2,238
Provision for exit and realignment activities	—	3,211	3,211
Change in estimate	—	(304)	(304)
Cash payments	—	(3,034)	(3,034)
Accrued exit and realignment costs, March 31, 2017	—	2,111	2,111
Provision for exit and realignment activities	—	1,382	1,382
Change in estimate	—	(18)	(18)
Cash payments	—	(667)	(667)
Accrued exit and realignment costs, June 30, 2017	$—	$2,808	$2,808

In addition to the exit and realignment accruals in the preceding table, we also incurred $2.2 million of costs that were expensed as incurred for the quarter ended June 30, 2018, including $1.1 million in information system restructuring costs and $1.1 million in other costs. In the first quarter of 2018, we incurred $0.4 million in costs that were expensed as incurred, including $0.2 million in information system restructuring costs and $0.2 million in other costs.
We incurred $0.8 million of costs that were expensed as incurred for the three months ended June 30, 2017, including $0.2 million in information system restructuring costs and $0.6 million in other costs. In the first quarter of 2017, we incurred $4.7 million of costs that were expensed as incurred, including $4.5 million in asset write-downs and $0.2 million in other costs.
Note 8—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and other key employees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$18	$16	$38	$28
Interest cost	419	474	838	948
Recognized net actuarial loss	522	449	1,044	911
Net periodic benefit cost	$959	$939	$1,920	$1,887
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.6 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively and $1.1 million and $0.8 million for the six months ended June 30, 2018 and 2017, respectively.
Note 9—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422% . We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of June 30, 2018 and December 31, 2017, the estimated fair value of the 2021 Notes was $262.6 million and $278.1 million and the estimated fair value of the 2024 Notes was $214.5 million and $277.9 million, respectively.
We have a Credit Agreement with a borrowing capacity of $600 million and a $250 million Term A-1 loan. In connection with the Halyard S&IP acquisition, we amended our Credit Agreement to include, among others things, an additional $195.8 million Term A-2 loan and $500 million Term B loan. The revolving credit facility and Term A loans mature in July 2022 and the Term B loan matures in October 2025.
In connection with amending our Credit Agreement, we entered into a Security and Pledge Agreement (the “Security Agreement”) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (“the Secured Parties") including first priority liens and security interests (“Liens”) in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the term A loans and the term B loans, if as of the date that is 91 days prior to the maturity date of the Company’s 2021 Notes or the 2024 Notes, respectively, all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full then the Termination Date (as defined in the Credit Agreement) of the revolving loans, term A loans and term B loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes.
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our credit ratings or debt to EBITDA ratio as defined by the Credit Agreement. Our Term B loan pays interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at June 30, 2018 is Eurocurrency Rate plus 2.00%.
At June 30, 2018, we had borrowings of $205.6 million under the revolver and letters of credit of approximately $13.9 million outstanding under the Credit Agreement, leaving $380.5 million available for borrowing. We also had a letter of credit outstanding for $1.4 million as of June 30, 2018 and $1.3 million as of December 31, 2017, which supports our facilities leased in Europe.
Scheduled future principal payments of debt are $16.3 million in 2018, $27.5 million in 2019, $30.3 million in 2020, $316.6 million in 2021, $553.9 million in 2022, and $753.8 million thereafter.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2018.
Note 10—Income Taxes
The effective tax rate was 4.1% and 1.2% for the three and six months ended June 30, 2018, compared to 22.8% and 29.1% in the same periods of 2017. The change in the effective tax rate compared to 2017 resulted primarily from the goodwill and intangible asset impairment charges in the current quarter which was not deductible for income tax purposes, losses in jurisdictions with full valuation allowances and additional income tax expense associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $14.2 million at June 30, 2018, and $13.6 million at December 31, 2017. Included in the liability at June 30, 2018 were $5.3 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the Act). While we substantially completed our analysis of the Act as of December 31, 2017, the amounts recorded for the Act remain provisional for the transition tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the global intangible low-taxed Income (GILTI) provisions. We included an estimate of the current GILTI impact in our tax provision for 2018, however, we have not yet determined our policy election with respect to whether such taxes are recorded as a current period expense when incurred or whether such amounts should be factored into our measurement of its deferred taxes.

Note 11—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss)	$(182,777)	$20,141	$(174,626)	$38,926
Less: income allocated to unvested restricted shares	—	(229)	—	(469)
Net income (loss) attributable to common shareholders - basic	(182,777)	19,912	(174,626)	38,457
Add: undistributed income attributable to unvested restricted shares - basic	—	27	—	51
Less: undistributed income attributable to unvested restricted shares - diluted	—	(27)	—	(51)
Net income (loss) attributable to common shareholders - diluted	$(182,777)	$19,912	$(174,626)	$38,457
Denominator:
Weighted average shares outstanding - basic and diluted	59,750	59,863	60,022	60,020
Net income (loss) per share attributable to common shareholders: basic and diluted	$(3.07)	$0.33	$(2.92)	$0.64
Note 12—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. Our Credit Agreement contains restrictions on the amount and timing of share repurchase activity.  This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. There are also limitations depending upon our leverage ratio prior to any share repurchases or on a pro forma basis. We did not repurchase any shares during the six months ended June 30, 2018. As of June 30, 2018, we have approximately $94.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 13—Accumulated Other Comprehensive Income
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2018 and 2017:

	Retirement Plans		Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), March 31, 2018	$(11,686)		$(4,264)	$173	$(15,777)
Other comprehensive income (loss) before reclassifications	—		(20,678)	(190)	(20,868)
Income tax	—		—	68	68
Other comprehensive income (loss) before reclassifications, net of tax	—		(20,678)	(122)	(20,800)
Amounts reclassified from accumulated other comprehensive income (loss)	523		—	—	523
Income tax	(149)		—	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	374	—	—	—	374
Other comprehensive income (loss)	374		(20,678)	(122)	(20,426)
Accumulated other comprehensive income (loss), June 30, 2018	$(11,312)		$(24,942)	$51	$(36,203)

Accumulated other comprehensive income (loss), March 31, 2017	$(10,973)		$(50,753)	$81	$(61,645)
Other comprehensive income (loss) before reclassifications	—		22,405	84	22,489
Income tax	—		—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—		22,405	84	22,489
Amounts reclassified from accumulated other comprehensive income (loss)	449		—	—	449
Income tax	(219)		—	—	(219)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	230	—	—	—	230
Other comprehensive income (loss)	230		22,405	84	22,719
Accumulated other comprehensive income (loss), June 30, 2017	$(10,743)		$(28,348)	$165	$(38,926)

	Retirement Plans	Currency Translation Adjustments	Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	—	(11,757)	(184)	(11,941)
Income tax	—	—	68	68
Other comprehensive income (loss) before reclassifications, net of tax	—	(11,757)	(116)	(11,873)
Amounts reclassified from accumulated other comprehensive income (loss)	1,040			1,040
Income tax	(286)			(286)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	754	—	—	754
Other comprehensive income (loss)	754	(11,757)	(116)	(11,119)
Accumulated other comprehensive income (loss), June 30, 2018	$(11,312)	$(24,942)	$51	$(36,203)

Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	—	27,897	194	28,091
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	27,897	194	28,091
Amounts reclassified from accumulated other comprehensive income (loss)	911	—	—	911
Income tax	(445)	—	—	(445)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	466	—	—	466
Other comprehensive income (loss)	466	27,897	194	28,557
Accumulated other comprehensive income (loss), June 30, 2017	$(10,743)	$(28,348)	$165	$(38,926)
We include amounts reclassified out of accumulated other comprehensive income related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and six months ended June 30, 2018, we reclassified $0.4 million and $0.8 million of actuarial net losses. For the three and six months ended June 30, 2017, we reclassified $0.4 million and $0.9 million of actuarial net losses.
Note 14—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Global Solutions and Global Products. The Global Solutions segment includes our United States and European distribution, logistics and value-added services business. Global Products provides product-related solutions, including surgical and procedural kitting and sourcing. The Halyard S&IP business, acquired on April 30, 2018, is a part of Global Products.
We evaluate the performance of our segments based on their operating income excluding acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Beginning in the second quarter of 2018, the Company is excluding acquisition-related intangible amortization from the measure of segment operating income. This change is consistent with management's internal measure of segment results. Prior periods have been recast on a consistent basis.

Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading or not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue:
Segment net revenue
Global Solutions	$2,290,173	$2,226,367	$4,631,295	$4,515,322
Global Products	279,588	130,959	400,875	268,112
Total segment net revenue	2,569,761	2,357,326	5,032,170	4,783,434
Inter-segment revenue
Global Products	(111,490)	(91,419)	(201,320)	(188,954)
Total inter-segment revenue	(111,490)	(91,419)	(201,320)	(188,954)
Consolidated net revenue	$2,458,271	$2,265,907	$4,830,850	$4,594,480

Operating income (loss):
Global Solutions	$23,977	$31,177	$60,593	$70,079
Global Products	22,489	10,192	33,717	19,689
Inter-segment eliminations	167	19	(75)	(681)
Goodwill and intangible asset impairment charges	(165,447)	—	(165,447)	—
Acquisition-related intangible amortization	(9,374)	(2,347)	(15,781)	(4,666)
Acquisition-related and exit and realignment charges	(24,930)	(2,893)	(39,690)	(11,835)
Other (1)	(18,933)	(3,311)	(21,151)	(4,233)
Consolidated operating income (loss)	$(172,051)	$32,837	$(147,834)	$68,353

Depreciation and amortization:
Global Solutions	$15,854	$10,733	$31,635	$21,398
Global Products	10,048	1,915	12,178	3,808
Consolidated depreciation and amortization	$25,902	$12,648	$43,813	$25,206

Capital expenditures:
Global Solutions	$14,544	$8,417	$28,146	$22,257
Global Products	1,350	1,105	1,908	2,036
Consolidated capital expenditures	$15,894	$9,522	$30,054	$24,293

	June 30, 2018	December 31, 2017
Total assets:
Global Solutions	$2,862,143	$2,870,999
Global Products	1,062,800	400,772
Segment assets	3,924,943	3,271,771
Cash and cash equivalents	118,188	104,522
Consolidated total assets	$4,043,131	$3,376,293
(1) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy and incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value.

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue:
United States	$2,248,728	$2,149,289	$4,494,564	$4,363,199
Outside of the United States	209,543	116,618	336,286	231,281
Consolidated net revenue	$2,458,271	$2,265,907	$4,830,850	$4,594,480
Note 15—Condensed Consolidating Financial Information
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

Three Months Ended June 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$2,219,294	$397,847	$(158,870)	$2,458,271
Cost of goods sold	—	2,030,402	261,391	(158,516)	2,133,277
Gross margin	—	188,892	136,456	(354)	324,994
Distribution, selling and administrative expenses	939	178,966	128,870	—	308,775
Goodwill and intangible asset impairment charges	—	—	165,447	—	165,447
Acquisition-related and exit and realignment charges	—	22,958	1,972	—	24,930
Other operating (income) expense, net	—	4,340	(6,447)	—	(2,107)
Operating income (loss)	(939)	(17,372)	(153,386)	(354)	(172,051)
Interest expense (income), net	6,872	10,321	1,378	—	18,571
Income (loss) before income taxes	(7,811)	(27,693)	(154,764)	(354)	(190,622)
Income tax provision (benefit)	—	(10,890)	3,045	—	(7,845)
Equity in earnings of subsidiaries	(174,966)	(10,536)	—	185,502	—
Net income (loss)	(182,777)	(27,339)	(157,809)	185,148	(182,777)
Other comprehensive income (loss)	(20,426)	(20,657)	(20,229)	40,886	(20,426)
Comprehensive income (loss)	$(203,203)	$(47,996)	$(178,038)	$226,034	$(203,203)

Three Months Ended June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$2,129,863	$184,187	$(48,143)	$2,265,907
Cost of goods sold	—	1,936,554	103,971	(48,151)	1,992,374
Gross margin	—	193,309	80,216	8	273,533
Distribution, selling and administrative expenses	399	160,422	75,794	—	236,615
Acquisition-related and exit and realignment charges	—	2,325	568	—	2,893
Other operating (income) expense, net	—	1,407	(219)	—	1,188
Operating income (loss)	(399)	29,155	4,073	8	32,837
Interest expense (income), net	6,889	(804)	651	—	6,736
Income (loss) before income taxes	(7,288)	29,959	3,422	8	26,101
Income tax provision (benefit)	—	7,409	(1,449)	—	5,960
Equity in earnings of subsidiaries	27,429	2,528	—	(29,957)	—
Net income (loss)	20,141	25,078	4,871	(29,949)	20,141
Other comprehensive income (loss)	22,719	22,699	22,406	(45,105)	22,719
Comprehensive income (loss)	$42,860	$47,777	$27,277	$(75,054)	$42,860

Six Months Ended June 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$4,330,155	$699,113	$(198,418)	$4,830,850
Cost of goods sold	—	3,945,039	434,118	(197,987)	4,181,170
Gross margin	—	385,116	264,995	(431)	649,680
Distribution, selling and administrative expenses	760	339,837	252,539	—	593,136
Goodwill and intangible asset impairment charges	—	—	165,447	—	165,447
Acquisition-related and exit and realignment charges	—	37,258	2,432	—	39,690
Other operating (income) expense, net	—	15,669	(16,428)	—	(759)
Operating income (loss)	(760)	(7,648)	(138,995)	(431)	(147,834)
Interest expense (income), net	13,613	12,343	2,868	—	28,824
Income (loss) before income taxes	(14,373)	(19,991)	(141,863)	(431)	(176,658)
Income tax provision (benefit)	—	(6,434)	4,402	—	(2,032)
Equity in earnings of subsidiaries	(160,253)	(8,434)	—	168,687	—
Net income (loss)	(174,626)	(21,991)	(146,265)	168,256	(174,626)
Other comprehensive income (loss)	(11,119)	(11,294)	(11,308)	22,602	(11,119)
Comprehensive income (loss)	$(185,745)	$(33,285)	$(157,573)	$190,858	$(185,745)

Six Months Ended June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$4,323,149	$371,135	$(99,804)	$4,594,480
Cost of goods sold	—	3,926,740	212,157	(99,129)	4,039,768
Gross margin	—	396,409	158,978	(675)	554,712
Distribution, selling and administrative expenses	551	321,657	152,100	—	474,308
Acquisition-related and exit and realignment charges	—	10,124	1,711	—	11,835
Other operating (income) expense, net	—	1,033	(817)	—	216
Operating income (loss)	(551)	63,595	5,984	(675)	68,353
Interest expense (income), net	13,737	(1,593)	1,336	—	13,480
Income (loss) before income taxes	(14,288)	65,188	4,648	(675)	54,873
Income tax provision (benefit)	—	15,422	525	—	15,947
Equity in earnings of subsidiaries	53,214	1,423	—	(54,637)	—
Net income (loss)	38,926	51,189	4,123	(55,312)	38,926
Other comprehensive income (loss)	28,557	28,345	27,897	(56,242)	28,557
Comprehensive income (loss)	$67,483	$79,534	$32,020	$(111,554)	$67,483

June 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$12,557	$2,220	$103,411	$—	$118,188
Accounts receivable, net	—	683,259	284,103	(110,689)	856,673
Merchandise inventories	—	1,035,318	186,806	(2,009)	1,220,115
Other current assets	292	129,901	190,013		320,206
Total current assets	12,849	1,850,698	764,333	(112,698)	2,515,182
Property and equipment, net	—	201,022	143,039	—	344,061
Goodwill, net	—	363,717	378,821	—	742,538
Intangible assets, net	—	196,553	145,989	—	342,542
Due from O&M and subsidiaries	—	490,775	—	(490,775)	—
Advances to and investment in consolidated subsidiaries	1,954,601	566,615	—	(2,521,216)	—
Other assets, net	—	59,770	39,038	—	98,808
Total assets	$1,967,450	$3,729,150	$1,471,220	$(3,124,689)	$4,043,131
Liabilities and equity
Current liabilities
Accounts payable	$—	$932,143	$246,796	$(111,386)	$1,067,553
Accrued payroll and related liabilities	—	14,555	22,811	—	37,366
Other current liabilities	22,447	102,164	191,231		315,842
Total current liabilities	22,447	1,048,862	460,838	(111,386)	1,420,761
Long-term debt, excluding current portion	545,856	1,109,679	13,943	—	1,669,478
Due to O&M and subsidiaries	596,939	—	523,551	(1,120,490)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	19,422	47,044	—	66,466
Other liabilities	—	68,196	16,022	—	84,218
Total liabilities	1,165,242	2,385,049	1,061,398	(1,370,766)	3,240,923
Equity
Common stock	124,681	—	—	—	124,681
Paid-in capital	229,884	174,614	643,031	(817,645)	229,884
Retained earnings (deficit)	483,846	1,214,177	(199,681)	(1,014,496)	483,846
Accumulated other comprehensive income (loss)	(36,203)	(44,690)	(33,528)	78,218	(36,203)
Total equity	802,208	1,344,101	409,822	(1,753,923)	802,208
Total liabilities and equity	$1,967,450	$3,729,150	$1,471,220	$(3,124,689)	$4,043,131

December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,700	$865	$89,957	$—	$104,522
Accounts receivable, net	—	559,269	206,410	(6,743)	758,936
Merchandise inventories	—	902,190	89,580	(1,577)	990,193
Other current assets	100	123,067	205,087	—	328,254
Total current assets	13,800	1,585,391	591,034	(8,320)	2,181,905
Property and equipment, net	—	107,010	99,480	—	206,490
Goodwill, net	—	180,006	533,805	—	713,811
Intangible assets, net	—	9,582	174,886	—	184,468
Due from O&M and subsidiaries	—	439,654	—	(439,654)	—
Advances to and investments in consolidated subsidiaries	2,114,853	558,429	—	(2,673,282)	—
Other assets, net	—	57,724	31,895	—	89,619
Total assets	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$—	$824,307	$130,028	$(6,763)	$947,572
Accrued payroll and related liabilities	—	15,504	14,912	—	30,416
Other current liabilities	5,822	140,048	185,875	—	331,745
Total current liabilities	5,822	979,859	330,815	(6,763)	1,309,733
Long-term debt, excluding current portion	545,352	340,672	14,720	—	900,744
Due to O&M and subsidiaries	562,000	—	506,703	(1,068,703)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,493	48,754	—	74,247
Other liabilities	—	66,136	9,954	—	76,090
Total liabilities	1,113,174	1,551,050	910,946	(1,214,356)	2,360,814
Equity
Common stock	122,952	—	—	—	122,952
Paid-in capital	226,937	174,614	583,869	(758,483)	226,937
Retained earnings (deficit)	690,674	1,236,165	(50,416)	(1,185,749)	690,674
Accumulated other comprehensive income (loss)	(25,084)	(24,033)	(13,299)	37,332	(25,084)
Total equity	1,015,479	1,386,746	520,154	(1,906,900)	1,015,479
Total liabilities and equity	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293

Six Months Ended June 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$(174,626)	$(21,991)	$(146,265)	$168,256	$(174,626)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	160,253	8,434	—	(168,687)	—
Depreciation and amortization	—	12,735	31,078	—	43,813
Share-based compensation expense	—	6,140	—	—	6,140
Goodwill and intangible asset impairment charges	—	—	165,447	—	165,447
Provision for losses on accounts receivable	—	(724)	3,591	—	2,867
Deferred income tax (benefit) expense	—	(6,118)	(54)	—	(6,172)
Changes in operating assets and liabilities:
Accounts receivable	—	(123,266)	(11,037)	103,946	(30,357)
Merchandise inventories	—	(133,128)	137,909	430	5,211
Accounts payable	—	107,836	44,042	(104,618)	47,260
Net change in other assets and liabilities	16,434	(85,129)	53,393	673	(14,629)
Other, net	503	1,095	(299)	—	1,299
Cash provided by (used for) operating activities	2,564	(234,116)	277,805	—	46,253
Investing activities:
Acquisitions, net of cash acquired	—	(739,648)	6,215	—	(733,433)
Additions to property and equipment	—	(14,965)	(4,851)	—	(19,816)
Additions to computer software and intangible assets	—	(8,622)	(1,616)	—	(10,238)
Proceeds from the sale of property and equipment	—	—	12	—	12
Cash used for investing activities	—	(763,235)	(240)	—	(763,475)
Financing activities:
Change in intercompany advances	30,043	236,701	(266,744)	—	—
Proceeds from issuance of debt	—	695,750	—	—	695,750
Financing costs paid	—	(27,697)	—	—	(27,697)
Repayments of debt	—	(6,250)	—	—	(6,250)
Proceeds from revolving credit facility	—	101,000	—	—	101,000
Cash dividends paid	(32,284)	—	—	—	(32,284)
Other, net	(1,466)	(798)	(1,406)	—	(3,670)
Cash provided by (used for) financing activities	(3,707)	998,706	(268,150)	—	726,849
Effect of exchange rate changes on cash and cash equivalents	—	—	4,039	—	4,039
Net increase (decrease) in cash and cash equivalents	(1,143)	1,355	13,454	—	13,666
Cash and cash equivalents at beginning of period	13,700	865	89,957	—	104,522
Cash and cash equivalents at end of period	$12,557	$2,220	$103,411	$—	$118,188

Six Months Ended June 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$38,926	$51,189	$4,123	$(55,312)	$38,926
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(53,214)	(1,423)	—	54,637	—
Depreciation and amortization	—	13,662	11,544	—	25,206
Share-based compensation expense	—	5,619	—	—	5,619
Provision for losses on accounts receivable	—	(707)	339	—	(368)
Deferred income tax (benefit) expense	—	(2,011)	(3,374)	—	(5,385)
Changes in operating assets and liabilities:
Accounts receivable	—	(36,427)	(4,479)	(957)	(41,863)
Merchandise inventories	—	(78,180)	(8,727)	673	(86,234)
Accounts payable	37	62,229	(20,990)	959	42,235
Net change in other assets and liabilities	(561)	(37,367)	(28,075)	—	(66,003)
Other, net	428	4,383	560	—	5,371
Cash provided by (used for) operating activities	(14,384)	(19,033)	(49,079)	—	(82,496)
Investing activities:
Additions to property and equipment	—	(11,787)	(4,646)	—	(16,433)
Additions to computer software and intangible assets	—	(2,016)	(5,844)	—	(7,860)
Proceeds from the sale of property and equipment	—	193	380	—	573
Cash used for investing activities	—	(13,610)	(10,110)	—	(23,720)
Financing activities:
Change in intercompany advances	35,416	(39,347)	3,931	—	—
Proceeds from revolving credit facility	—	15,400	—	—	15,400
Cash dividends paid	(31,476)	—	—	—	(31,476)
Repurchases of common stock	(4,998)	—	—	—	(4,998)
Other, net	(3,158)	(517)	(1,983)	—	(5,658)
Cash provided by (used for) financing activities	(4,216)	(24,464)	1,948	—	(26,732)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,526	—	4,526
Net increase (decrease) in cash and cash equivalents	(18,600)	(57,107)	(52,715)	—	(128,422)
Cash and cash equivalents at beginning of period	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of period	$19,415	$4,159	$33,492	$—	$57,066

Note 16—Recent Accounting Pronouncements
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
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-02, Leases which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use (ROU) asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted and should be applied using a modified retrospective approach. We expect this standard will have a material effect on our consolidated financial statements. While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on our balance sheet for operating leases related to office and warehouse facilities.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill. The new guidance eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. The guidance will become effective for the Company beginning in 2020, with early adoption permitted. We early adopted this guidance in conjunction with our interim impairment testing performed during the quarter ended June 30, 2018.
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
On April 30, 2018 (the Closing Date), we completed the previously announced acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its IT system in exchange for $740 million, net of cash acquired, which is subject to further working capital adjustments. The Halyard S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
We entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. On the Closing Date, certain of our affiliates also entered into transitional distribution agreements with affiliates of Avanos under which the Avanos affiliates will serve as limited risk distributors for our international customer orders on a transitional basis. The services under the transition services agreements and distribution agreements generally will commence on the Closing Date and terminate within 18 months thereafter.
Financial highlights. The following table provides a reconciliation of reported operating income, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2018	2017	2018	2017
Operating income (loss), as reported (GAAP)	$(172,051)	$32,837	$(147,834)	$68,353
Acquisition-related intangible amortization (1)	9,374	2,347	15,781	4,666
Goodwill and intangible asset impairment charges(2)	165,447	—	165,447	—
Acquisition-related and exit and realignment charges (3)	24,930	2,893	39,690	11,835
Fair value adjustments related to purchase accounting (4)	18,059	—	18,059	—
Other (5)	874	3,311	3,092	4,233
Operating income, adjusted (non-GAAP) (Adjusted Operating Income)	$46,633	$41,388	$94,235	$89,087

Net income (loss), as reported (GAAP)	$(182,777)	$20,141	$(174,626)	$38,926
Acquisition-related intangible amortization (1)	9,374	2,347	15,781	4,666
Income tax expense (benefit) (6)	(2,519)	(696)	(4,075)	(1,392)
Goodwill and intangible asset impairment charges(2)	165,447	—	165,447	—
Income tax expense (benefit) (6)	(2,060)	—	(2,060)	—
Acquisition-related and exit and realignment charges (3)	24,930	2,893	39,690	11,835
Income tax expense (benefit) (6)	(6,693)	(1,008)	(10,268)	(4,513)
Fair value adjustments related to purchase accounting (4)	18,059	—	18,059	—
Income tax expense (benefit) (6)	(4,950)	—	(4,950)	—
Other (5)	874	3,311	3,092	4,233
Income tax expense (benefit) (6)	(242)	(1,139)	(474)	(1,492)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$19,443	$25,849	$45,616	$52,263

Net income (loss) per diluted common share, as reported (GAAP)	$(3.07)	$0.33	$(2.92)	$0.64
Acquisition-related intangible amortization, per diluted common share (1)	0.12	0.03	0.19	0.05
Goodwill and intangible asset impairment charges (2)	2.73	—	2.73	—
Acquisition-related and exit and realignment charges, per diluted common share (3)	0.31	0.03	0.49	0.12
Fair value adjustments related to purchase accounting (4)	0.22	—	0.22	—
Other, per diluted common share (5)	0.01	0.04	0.04	0.05
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.32	$0.43	$0.75	$0.86
Net income (loss) per diluted share was $(3.07) and $(2.92) for the three and six months ended June 30, 2018 compared to $0.33 and $0.64 in the same periods of 2017. Adjusted EPS (non-GAAP) was $0.32 and $0.75 for the three and six months ended June 30, 2018, compared to $0.43 and $0.86 in the prior year. Global Solutions segment operating income was $24.0 million in the quarter and $60.6 million year-to-date, representing declines of $7.2 million and $9.5 million from the comparative prior year periods. The declines were a result of continued pressure on provider margins and warehouse inefficiencies in certain of our facilities which were partially offset by positive contributions from Byram Healthcare (acquired in August 2017). Global Products operating income was $22.5 million for the quarter (increased $12.3 million from 2017) and was $33.7 million for the year-to-date (increased $14.0 million). The increases were a result of the contributions from Halyard (acquired April 30, 2018).

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
(2) Goodwill and intangible assets impairment charges included in our Global Products segment were $149 million and $16.5 million, respectively. The charges resulted from our interim goodwill and intangible asset impairment testing performed as a result of lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which have caused us to revise our expectations with regard to future performance and a decline in market capitalization of the Company.
(3) Acquisition-related charges, pre-tax, were $23.2 million and $35.3 million for the three and six months ended June 30, 2018, compared to $0.7 million and $2.0 million for the same period of 2017. Acquisition related expenses in 2018 consist primarily of transition and transaction costs for the Halyard S&IP acquisition. Expenses in 2017 consisted primarily of transaction costs for Byram.
Exit and realignment charges, pre-tax, were $1.7 million and $4.4 million for the three and six months ended June 30, 2018. Amounts in 2018 were associated with establishment of our client engagement centers. Exit and realignment charges were $2.2 million and $9.8 million for the three and six months ended June 30, 2017. Charges in 2017 were associated with the write-down of information system assets which are no longer used and severance charges from reduction in force and other employee costs associated with the establishment of our new client engagement centers.
(4) The second quarter of 2018 includes an incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the Halyard S&IP acquisition.
(5) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(6) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.

Results of Operations
Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Global Solutions	$2,290,173	$2,226,367	$63,806	2.9%
Global Products	279,588	130,959	148,629	113.5%
Inter-segment	(111,490)	(91,419)	(20,071)	22.0%
Net revenue	$2,458,271	$2,265,907	$192,364	8.5%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Global Solutions	$4,631,295	$4,515,322	$115,973	2.6%
Global Products	400,875	268,112	132,763	49.5%
Inter-segment	(201,320)	(188,954)	(12,366)	6.5%
Net revenue	$4,830,850	$4,594,480	$236,370	5.1%
Consolidated net revenue increased primarily as a result of the acquisitions of Byram in August 2017, which contributed revenue of $128 million and $246 million to Global Solutions in the quarter and year-to-date and Halyard on April 30, 2018, which contributed revenue of $168 million to Global Products in the quarter and year-to-date. The increase also included favorable impact from foreign exchange of $9 million for the quarter and $25 million for the year-to-date period, offset by reduced revenues from lost customers.
Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of goods sold	$2,133,277	$1,992,374	$140,903	7.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of goods sold	$4,181,170	$4,039,768	$141,402	3.5%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products business. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix within our products and distribution businesses.
Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gross margin	$324,994	$273,533	$51,461	18.8%
As a % of net revenue	13.22%	12.07%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gross margin	$649,680	$554,712	$94,968	17.1%
As a % of net revenue	13.45%	12.07%

Gross margin in the second quarter and six months ended June 30, 2018 included positive contributions from Byram and Halyard and favorable impact from foreign exchange of $5.6 million for the quarter and $15.6 million for the year-to-date period, offset by a decline in provider margin compared to the prior year. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased provider margin pressure will continue.
Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Distribution, selling and administrative expenses	$308,775	$236,615	$72,160	30.5%
As a % of net revenue	12.56%	10.44%
Other operating (income) expense, net	$(2,107)	$1,188	$(3,295)	(277.4)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Distribution, selling and administrative expenses	$593,136	$474,308	$118,828	25.1%
As a % of net revenue	12.28%	10.32%
Other operating (income) expense, net	$(759)	$216	$(975)	(451.4)%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers.
Excluding Byram and Halyard, DS&A expenses for the three and six months ended June 30, 2018 were 11.66% and 11.34% of net revenues. Overall DS&A expenses compared to prior year reflected unfavorable foreign currency translation impacts of $5.9 million for the quarter and $16.4 million for the year-to-date period, as well as higher warehouse and delivery expenses. The quarter and year-to-date changes in other operating (income) expense, net was attributed primarily to lower software as a service implementation expenses and higher foreign currency transaction gains compared to prior year. A discussion of the goodwill and intangible asset impairment charges and acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense, net	$18,571	$6,736	$11,835	175.7%
Effective interest rate	5.01%	4.76%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense, net	$28,824	$13,480	$15,344	113.8%
Effective interest rate	4.64%	4.79%

Interest expense in the second quarter and year-to-date 2018 was higher than prior year as a result of borrowings under our revolving credit facility and new term loans. See Note 9 in Notes to Consolidated Financial Statements.

Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Income tax provision (benefit)	$(7,845)	$5,960	$(13,805)	(231.6)%
Effective tax rate	4.1%	22.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2018	2017	$	%
Income tax provision (benefit)	$(2,032)	$15,947	$(17,979)	(112.7)%
Effective tax rate	1.2%	29.1%
The change in the effective tax rate compared to 2017 resulted primarily from the goodwill and intangible asset impairment charges in the current quarter which was not deductible for income tax purposes, losses in jurisdictions with full valuation allowances and additional income tax expense associated with the vesting of restricted stock.
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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers. Changes in shipping terms with certain of our suppliers have contributed to increased inventory and accounts payable and had an unfavorable impact on inventory turnover. Changes in DSO and inventory turnover since December 31, 2017 are also affected by the recent Halyard S&IP acquisition.

	June 30, 2018	December 31, 2017	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$118,188	$104,522	$13,666	13.1%
Accounts receivable, net of allowances	$856,673	$758,936	$97,737	12.9%
Consolidated DSO (1)	29.6	28.7
Merchandise inventories	$1,220,115	$990,193	$229,922	23.2%
Consolidated inventory turnover (2)	7.2	8.5
Accounts payable	$1,067,553	$947,572	$119,981	12.7%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold for the quarter ended June 30, 2018 and year ended December 31, 2017
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

(Dollars in thousands)	2018	2017
Net cash provided by (used for):
Operating activities	$46,253	$(82,496)
Investing activities	(763,475)	(23,720)
Financing activities	726,849	(26,732)
Effect of exchange rate changes	4,039	4,526
Increase (decrease) in cash and cash equivalents	$13,666	$(128,422)
Cash provided by operating activities was $46.3 million in the first six months of 2018, compared to cash used for operating activities of $82.5 million in the same period of 2017. The increase in cash from operating activities for the first six months of 2018 compared to the same period in 2017 was primarily due to favorable changes in working capital including inventory and accounts receivable balances as well as receivables and payables associated with our order-to-cash business.
Cash used for investing activities was $763.5 million in the first six months of 2018, compared to $23.7 million in the same period of 2017. Investing activities in 2018 and 2017 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2018 also includes the Halyard acquisition for $739.6 million offset by the final purchase price settlement with the seller of Byram for $6.2 million.
Cash provided by financing activities in the first six months of 2018 was $726.8 million, compared to as use of $26.7 million used in the same period of 2017. During the first six months of 2018, we paid dividends of $32.3 million (compared to $31.5 million in 2017), and borrowed a net $661.8 million in term loans as a part of our amended credit agreement and $101.0 million under our revolving credit facility primarily to fund the Halyard acquisition (compared to borrowings of $15.4 million in the prior year period).
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). In connection with the Halyard S&IP acquisition, we amended our Credit Agreement to include, among others things, an additional $195.8 million Term A-2 loan and $500 million Term B loan. The revolving credit facility and Term A loans mature in July 2022 and the Term B loan matures in October 2025. Our Credit Agreement now includes collateral for the benefit of the Secured Parties (as defined), first priority liens and security interests (“Liens”) in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the term A loans and the term B loans, if as of the date that is 91 days prior to the maturity date of the Company’s 2021 Notes or the 2024 Notes, respectively, all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full then the Termination Date (as defined in the Credit Agreement) of the revolving loans, term A loans and term B loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes.
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our credit ratings or debt to EBITDA ratio as defined by the Credit Agreement. Our Term B loan pays interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at June 30, 2018 is Eurocurrency Rate plus 2.0%.
At June 30, 2018, we had borrowings of $205.6 million under the revolver and letters of credit of approximately $13.9 million outstanding under the Credit Agreement, leaving $380.5 million available for borrowing. We also had a letter of credit outstanding for $1.4 million as of June 30, 2018 and $1.3 million as of December 31, 2017, which supports our facilities leased in Europe.
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
In the second quarter of 2018, we paid quarterly cash dividends on our outstanding common stock at the rate of $0.26 per share, which represents a 1% increase over the rate of $0.2575 per share in the second quarter of 2017. We anticipate continuing to pay quarterly cash dividends in the future. However, the payment of future dividends is at the discretion of the Board of Directors and depends upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December

2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. We did not purchase any shares in the second quarter of 2018. At June 30, 2018, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash, cash equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $73.6 million and $79.1 million at June 30, 2018 and December 31, 2017. Upon enactment, the Act imposed a tax on our total post-1986 foreign earnings at various tax rates. In 2017, the Company recognized a provisional amount of this one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. The Company continues to evaluate its foreign earnings repatriation policy in 2018.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2018.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $936.4 million in borrowings under our term loans, $205.6 million in borrowings under our revolving credit facility and $13.9 million in letters of credit under the Credit Agreement at June 30, 2018. After considering the effects of interest rate swap agreements entered into during July 2018, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7 million per year based on our borrowings outstanding at June 30, 2018.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included entering into leases for trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.10 per gallon in the first six months of 2018, an increase from $2.56 per gallon in the first six months of 2017. Based on our fuel consumption in the first six months of 2018, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.3 million on an annualized basis.
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are primarily denominated in the Euro, British Pound and Thai Baht. We may use

foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We are subject to price risk for our raw materials, the most significant of which relates to the cost of polypropylene and nitrile used in the manufacturing processes of our Global Products segment. Prices of the commodities underlying these raw materials are volatile and have fluctuated significantly in recent years and in the future may continue to contribute to fluctuations in our results of operations. Our ability to hedge commodity price volatility is limited.
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018. In connection with the Halyard S&IP acquisition, we entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, regulatory affairs and quality assurance, sales and marketing, information technology and other support services for a period of up to 18 months after the closing date. Management has established controls to mitigate the risk over financial reporting and will continue to monitor and evaluate the sufficiency of the controls. We are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of the Company's integration activities which may result in periodic changes. Such changes will be disclosed as requried by applicable SEC guidance.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the third quarter of 2017, we acquired Byram Healthcare. This acquisition represented $488 million of total assets and $246 million of revenues as of and for the six months ended June 30, 2018. In the second quarter of 2018, we acquired the Halyard Surgical & Infection Prevention business. This acquisition represented $907 million of total assets and $137 million of revenues (net of intercompany eliminations) as of and for the six months ended June 30, 2018. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of these acquisitions.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2017. Through June 30, 2018, there have been no material developments in any legal proceedings reported in such Annual Report.
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
The healthcare third-party logistics business in both the United States and Europe also is characterized by intense competition from a number of international, regional and local companies, including large conventional logistics companies and internet based non-traditional competitors that are moving into the healthcare and pharmaceutical distribution business. This competitive market places continuous pricing pressure on us from customers and manufacturers that could adversely affect our results of operations and financial condition if we are unable to continue to retain and/or grow our revenues and to offset margin reductions caused by pricing pressures through cost control measures.
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
Our operating income are dependent on certain significant domestic suppliers.
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

•
Local economic environments, such as in the European markets served by both the Global Solutions and Global Products business units, including recession, inflation, indebtedness, currency volatility and competition; and

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
As of June 30, 2018, on a consolidated basis we had approximately $1,692 million of aggregate principal amount of secured indebtedness as well as approximately $250.1 million in obligations under our leasing arrangements and $380.5 million of undrawn availability under our credit facilities. Our ratio of total debt to total shareholders’ equity as of June 30, 2018 was approximately 210%.
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
Our credit facilities also contain restrictions on the amount and timing of share repurchase activity.  This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. There are also limitations depending upon our leverage ratio prior to any share repurchases or on a pro forma basis.
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
The S&IP business manufactures the majority of its products in five facilities, one each in the United States, Thailand and Honduras and two in Mexico. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the three months ended June 30, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	August 8, 2018	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	August 8, 2018	/s/ Robert K. Snead
Robert K. Snead
Interim Chief Financial Officer

Date:	August 8, 2018	/s/ Michael W. Lowry
Michael W. Lowry
Chief Accounting Officer

Item 6. Exhibits

(a)	Exhibits

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

10.6
First Amendment to Credit Agreement, dated as of March 29, 2018, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC, as Borrowers, Owens & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, the banks party thereto and Wells Fargo Bank, N.A., as Administrative Agent for the banks party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated April 18, 2018)

10.7
Second Amendment to Credit Agreement, dated as of April 30, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 4, 2018)*

10.8
Security and Pledge Agreement, dated as of April 30, 2018, by and among Owens & Minor, Inc., O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Bank of America, N.A., U.S. Bank National Association, and the other secured parties thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 4, 2018)*

10.9
Third Amendment to Credit Agreement, dated as of May 9, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Form 10-Q, Exhibit 10.9, dated May 10, 2018)*

10.10	Confidential Executive Separation Agreement and General Release for Rony Kordahi dated August 3, 2018**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain exhibits and schedules been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

** Management contract or compensatory plan or arrangement