Form 10-Q
period 2018-09-30
OWENS & MINOR INC/VA/
filed 2018-11-05
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 29, 2018, was 62,268,831 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Net revenue	$2,464,877	$2,333,961	$7,295,727	$6,928,441
Cost of goods sold	2,112,303	2,032,019	6,293,474	6,071,787
Gross margin	352,574	301,942	1,002,253	856,654
Distribution, selling, and administrative expenses	325,012	261,045	918,147	735,353
Goodwill and intangible asset impairment charges	—	—	165,447	—
Acquisition-related and exit and realignment charges	7,727	9,299	47,416	21,134
Other operating (income) expense, net	(1,522)	1,927	(2,281)	2,143
Operating income (loss)	21,357	29,671	(126,476)	98,024
Interest expense, net	23,826	8,737	52,651	22,218
Income (loss) before income taxes	(2,469)	20,934	(179,127)	75,806
Income tax provision (benefit)	(1,904)	10,063	(3,936)	26,010
Net income (loss)	$(565)	$10,871	$(175,191)	$49,796

Net income (loss) per common share: basic and diluted	$(0.01)	$0.18	$(2.92)	$0.82
Cash dividends per common share	$0.26	$0.2575	$0.78	$0.7725

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income (loss)	$(565)	$10,871	$(175,191)	$49,796
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2018 and 2017)	350	12,254	(11,407)	40,151
Change in unrecognized net periodic pension costs (net of income tax of $161 and $449 in 2018 and $220 and $665 in 2017)	362	236	1,116	702
Net unrealized gain (loss) on derivative instruments and other (net of income tax of $103 and $30 in 2018 and $0 in 2017)	2,320	94	2,204	288
Total other comprehensive income (loss), net of tax	3,032	12,584	(8,087)	41,141
Comprehensive income (loss)	$2,467	$23,455	$(183,278)	$90,937

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2018	2017
Assets
Current assets
Cash and cash equivalents	$124,890	$104,522
Accounts receivable, net of allowances of $19,558 and $16,280	870,187	758,936
Merchandise inventories	1,203,838	990,193
Other current assets	293,993	328,254
Total current assets	2,492,908	2,181,905
Property and equipment, net of accumulated depreciation of $259,730 and $239,581	343,710	206,490
Goodwill, net	761,173	713,811
Intangible assets, net	332,172	184,468
Other assets, net	102,318	89,619
Total assets	$4,032,281	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$1,107,541	$947,572
Accrued payroll and related liabilities	47,404	30,416
Other current liabilities	301,800	331,745
Total current liabilities	1,456,745	1,309,733
Long-term debt, excluding current portion	1,640,455	900,744
Deferred income taxes	66,445	74,247
Other liabilities	76,223	76,090
Total liabilities	3,239,868	2,360,814
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,269 shares and 61,476 shares	124,538	122,952
Paid-in capital	233,920	226,937
Retained earnings	467,126	690,674
Accumulated other comprehensive loss	(33,171)	(25,084)
Total equity	792,413	1,015,479
Total liabilities and equity	$4,032,281	$3,376,293

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net income (loss)	$(175,191)	$49,796
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	73,596	41,060
Share-based compensation expense	10,499	8,592
Goodwill and intangible asset impairment charges	165,447	—
Provision for losses on accounts receivable	5,757	1,158
Deferred income tax (benefit) expense	(6,754)	(4,585)
Changes in operating assets and liabilities:
Accounts receivable	(51,603)	(79,114)
Merchandise inventories	21,244	(56,134)
Accounts payable	88,198	79,787
Net change in other assets and liabilities	(11,522)	(40,634)
Other, net	2,838	5,719
Cash provided by operating activities	122,509	5,645
Investing activities:
Acquisitions, net of cash acquired	(751,834)	(366,569)
Additions to property and equipment	(32,489)	(24,963)
Additions to computer software and intangible assets	(14,816)	(12,826)
Proceeds from sale of property and equipment	258	780
Cash used for investing activities	(798,881)	(403,578)
Financing activities:
Proceeds from issuance of debt	695,750	250,000
Financing costs paid	(28,512)	(1,798)
Repayments of debt	(9,375)	—
Proceeds from revolving credit facility	74,762	117,200
Cash dividends paid	(32,151)	(47,316)
Repurchases of common stock	—	(5,000)
Other, net	(5,308)	(7,363)
Cash provided by financing activities	695,166	305,723
Effect of exchange rate changes on cash and cash equivalents	1,574	5,137
Net increase (decrease) in cash and cash equivalents	20,368	(87,073)
Cash and cash equivalents at beginning of period	104,522	185,488
Cash and cash equivalents at end of period	$124,890	$98,415
Supplemental disclosure of cash flow information:
Income taxes paid, net	$26,570	$26,917
Interest paid	$45,313	$19,951

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($ 2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance December 31, 2016	61,031	$122,062	$219,955	$685,504	$(67,483)	$960,038
Net income (loss)				49,796		49,796
Other comprehensive income (loss)					41,141	41,141
Dividends declared ($0.7725 per share)				(47,169)		(47,169)
Shares repurchased and retired	(155)	(310)		(4,687)		(4,997)
Share-based compensation expense, exercises and other	373	747	4,228			4,975
Balance September 30, 2017	61,249	$122,499	$224,183	$683,444	$(26,342)	$1,003,784

Balance December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net income (loss)				(175,191)		(175,191)
Other comprehensive income (loss)					(8,087)	(8,087)
Dividends declared ($0.78 per share)				(48,357)		(48,357)
Share-based compensation expense, exercises and other	793	1,586	6,983			8,569
Balance September 30, 2018	62,269	$124,538	$233,920	$467,126	$(33,171)	$792,413

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
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
During the first quarter, we made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which resulted in changes to our segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) provides product-related solutions, including surgical and procedural kitting and sourcing. The Halyard Surgical & Infection Prevention business (Halyard S&IP or Halyard), acquired April 30, 2018, is included in the Global Products segment. Beginning with the quarter ended March 31, 2018, we reported financial results using this two segment structure and have recast prior year segment results on the same basis.
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain a liability for rebates or discounts that have been earned but are unpaid. The amount accrued for rebates and discounts due to customers was $41.7 million at September 30, 2018 and $13.0 million at December 31, 2017.
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
Note 3—Acquisitions
Avanos Medical Inc.'s (previously Halyard Health, Inc.) S&IP Business
On April 30, 2018 (the Closing Date), we completed the previously announced acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its IT system in exchange for $758 million, net of cash acquired. The Halyard S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete, as valuations of tangible and intangible assets and liabilities are still in process.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Fair Value Estimated as of Acquisition Date
Assets acquired:
Current assets	$307,427	$—	$307,427
Goodwill	183,711	19,055	202,766
Intangible assets	191,000	—	191,000
Other noncurrent assets	152,555	1,019	153,574
Total assets	834,693	20,074	854,767
Liabilities assumed:
Current liabilities	83,822	1,673	85,495
Noncurrent liabilities	11,223	—	11,223
Total liabilities	95,045	1,673	96,718
Fair value of net assets acquired, net of cash	$739,648	$18,401	$758,049

(1) As previously reported in our second quarter 2018 Form 10-Q.
The change in fair value of net assets acquired, net of cash, of $18.4 million was the result of the final purchase price settlement with the seller of the Halyard S&IP business.
We are amortizing the preliminary fair value of acquired intangible assets, primarily customer relationships, a trade name and other intellectual property, over their estimated weighted average useful lives of eight to 12 years.
Goodwill of $203 million, which we assigned to our Global Products segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the medical products segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The following table provides pro forma results of net revenue for the three and nine months ended September 30, 2018 and 2017 as if Halyard S&IP was acquired on January 1, 2017. The pro forma results of net income (loss) and net income (loss) per common share have not been represented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$2,464,877	$2,543,961	$7,575,727	$7,558,441
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

	Preliminary Fair Value Originally Estimated as of Acquisition Date (2)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$61,986	$—	$61,986
Goodwill	288,691	(4,933)	283,758
Intangible assets	115,000	—	115,000
Other noncurrent assets	5,069	(1,282)	3,787
Total assets	470,746	(6,215)	464,531
Liabilities assumed:
Current liabilities	72,962	—	72,962
Noncurrent liabilities	31,215	—	31,215
Total liabilities	104,177	—	104,177
Fair value of net assets acquired, net of cash	$366,569	$(6,215)	$360,354

(2) As previously reported in our 2017 Form 10-K.
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
Acquisition-related expenses in the current quarter and year-to-date consisted primarily of transition and transaction costs for the Halyard S&IP transaction. Expenses in the prior year periods were primarily related to Byram. We recognized pre-tax acquisition-related expenses of $5.7 million and $41.0 million in the three and nine month periods ended September 30, 2018 and $4.3 million and $6.3 million related to these activities in the same periods of 2017.
Note 4—Financing Receivables and Payables
At September 30, 2018 and December 31, 2017, we had financing receivables of $146.8 million and $192.1 million and related payables of $88.1 million and $124.9 million outstanding under our order-to-cash program and product financing arrangements, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
We test goodwill for impairment annually (as of October 1) or more frequently whenever events or circumstances more likely than not indicate that the fair value of the reporting unit may be below its carrying amount. As a result of lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which have caused us to revise our expectations with regard to future performance, and a decline in market capitalization of the Company, we determined that there were indicators present that would require an interim impairment analysis. During the quarter ended June 30, 2018, we performed an interim goodwill impairment test and concluded that the fair values for certain reporting units comprising our kitting business within our Global Products segment were below their carrying amount.
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
In connection with our new segment structure, which began in the first quarter of 2018, goodwill is now reported as part of Global Solutions or Global Products. There was no change to our underlying reporting units as part of that segment change and therefore no reallocation of goodwill. The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through September 30, 2018:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2017	$495,860	$217,951	$713,811
Currency translation adjustments	(1,013)	(490)	(1,503)
Acquisitions (see Note 3)	(4,933)	202,766	197,833
Carrying amount of goodwill, September 30, 2018	489,914	420,227	910,141
Accumulated goodwill impairment, December 31, 2017	—	—	—
Goodwill impairment charge	—	(148,968)	(148,968)
Accumulated goodwill impairment, September 30, 2018	—	(148,968)	(148,968)
Net carrying amount of goodwill, September 30, 2018	$489,914	$271,259	$761,173
Intangible assets at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018			December 31, 2017
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$267,850	$97,000	$44,261	$199,265	$31,000	$12,537
Accumulated amortization	(66,233)	(6,308)	(4,398)	(54,757)	(1,769)	(1,808)
Net intangible assets	$201,617	$90,692	$39,863	$144,508	$29,231	$10,729
During the quarter ended June 30, 2018, we noted impairment indicators related to our intangible assets. Consistent with the impairment indicators that were considered in performing our interim goodwill impairment assessment, lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies have caused us to revise our expectations with regard to future performance. We performed an impairment test based on the projected undiscounted future cash flows, resulting in the recording of an impairment charge of $16.5 million related to a write-off of customer relationships in our kitting business within our Global Products segment. We recorded this amount in “Goodwill and intangible asset impairment charges” in our accompanying consolidated statements of income (loss).
At September 30, 2018, $112.1 million in net intangible assets were held in the Global Solutions segment and $220.1 million were held in the Global Products segment. Amortization expense for intangible assets was $10.4 million and $5.1 million for the three months ended September 30, 2018 and 2017 and $26.1 million and $9.7 million for the nine months ended September 30, 2018 and 2017.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $10.4 million for the remainder of 2018, $41.6 million for 2019, $40.6 million for 2020, $38.9 million for 2021, $38.0 million for 2022 and $37.8 million for 2023.
Note 6—Derivatives
We are directly and indirectly affected by changes in foreign currency, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.
We use a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in cash flows. We account for the designated foreign exchange forward contracts as cash flow hedges. These foreign exchange forward contracts generally have maturities up to 12 months and the counterparties to the transactions are typically large international financial institutions.

We pay interest under our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk, we entered into interest rate swaps during the third quarter whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreements is included in interest expense.
We determine the fair value of our foreign currency derivatives and our interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. Our derivatives are over-the-counter instruments with liquid markets. All derivatives are carried at fair value in our consolidated balance sheets in other assets and other liabilities line items. We consider the risk of counterparty default to be minimal. We present cash flows from our hedging instruments in the same cash flow statement category as the hedged items.
The following table summarizes our outstanding cash flow hedges as of September 30, 2018:

	Notional Amount	Fair Value	Level in Fair Value Hierarchy	Maturity Date
Interest rate swaps	$450,000	$1,794	Level 2	May 2022 & May 2025
Foreign currency contracts	$20,595	$166	Level 2	December 2018 - September 2019
The following table summarizes the gain (loss) included in accumulated other comprehensive loss for our hedges as of September 30, 2018:

Interest rate swaps	$1,794
Foreign currency contracts	$166
For the three and nine months ended September 30, 2018, we reclassified $0.4 million associated with our interest rate swaps and $0.1 million and $0.4 million, respectively, associated with our foreign currency contracts out of accumulated other comprehensive income (loss). The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.
We enter into foreign currency contracts to manage our foreign exchange exposure related to certain balance sheet items that do not meet the requirements for hedge accounting. With the acquisition of the Halyard business, we also assumed foreign currency contracts that mature through April 2019 and do not meet the requirements for hedge accounting treatment. These derivative instruments are adjusted to fair value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. We record the change in fair value of derivative instruments and the remeasurement adjustment on the foreign currency denominated asset or liability in acquisition-related and exit and realignment charges for contracts assumed with the Halyard acquisition and in other operating (income) expense, net for all other foreign exchange contracts.
The following table summarizes our outstanding economic (non-designated) hedges as of September 30, 2018:

	Notional Amount	Fair Value	Level in Fair Value Hierarchy	Maturity Date
Foreign currency contracts	$34,817	$317	Level 2	October 2018 - April 2019
For the three and nine months ended September 30, 2018, we recognized income of $0.5 million and losses of $2.3 million associated with our economic (non-designated) foreign currency contacts.
We were not a party to any derivatives for the year ended December 31, 2017.
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

Exit and realignment charges by segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Global Solutions segment	$2,085	$4,454	$6,523	$13,827
Global Products segment	(80)	592	(108)	1,015
Total exit and realignment charges	$2,005	$5,046	$6,415	$14,842

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2018 and 2017:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment costs, December 31, 2017	$—	$11,972	$11,972
Provision for exit and realignment activities	—	2,295	2,295
Change in estimate	—	(23)	(23)
Cash payments	—	(6,479)	(6,479)
Accrued exit and realignment costs, March 31, 2018	—	7,765	7,765
Provision for exit and realignment activities	—	(415)	(415)
Change in estimate	—	—	—
Cash payments	—	(4,207)	(4,207)
Accrued exit and realignment costs, June 30, 2018	—	3,143	3,143
Provision for exit and realignment activities	—	640	640
Change in estimate	—	(85)	(85)
Cash payments	—	(2,487)	(2,487)
Accrued exit and realignment costs, September 30, 2018	$—	$1,211	$1,211

Accrued exit and realignment costs, December 31, 2016	$—	$2,238	$2,238
Provision for exit and realignment activities	—	3,211	3,211
Change in estimate	—	(304)	(304)
Cash payments	—	(3,034)	(3,034)
Accrued exit and realignment costs, March 31, 2017	—	2,111	2,111
Provision for exit and realignment activities	—	1,382	1,382
Change in estimate	—	(18)	(18)
Cash payments	—	(667)	(667)
Accrued exit and realignment costs, June 30, 2017	—	2,808	2,808
Provision for exit and realignment activities	—	3,156	3,156
Cash payments	—	(423)	(423)
Accrued exit and realignment costs, September 30, 2017	$—	$5,541	$5,541

In addition to the exit and realignment accruals in the preceding table, we also incurred $1.4 million of costs that were expensed as incurred for the quarter ended September 30, 2018, including $0.6 million in information system restructuring costs and $0.8 million in other costs. For the first nine months of 2018, we incurred $4.0 million in costs that were expensed as incurred, including $1.9 million in information system restructuring costs and $2.1 million in other costs.
We incurred $1.9 million of costs that were expensed as incurred for the three months ended September 30, 2017, including $1.7 million in information system restructuring costs and $0.2 million in other costs. In the first nine months of 2017, we incurred $7.4 million of costs that were expensed as incurred, including $4.5 million in asset write-downs, $1.9 million in information system restructuring costs and $1.0 million in other costs.

Note 8—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$(28)	$26	$10	$53
Interest cost	418	474	1,256	1,422
Recognized net actuarial loss	522	456	1,566	1,367
Net periodic benefit cost	$912	$956	$2,832	$2,842
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.5 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.
Note 9—Debt
We have $275 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422% . We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. As of September 30, 2018 and December 31, 2017, the estimated fair value of the 2021 Notes was $258.0 million and $278.1 million and the estimated fair value of the 2024 Notes was $235.5 million and $277.9 million, respectively.
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
In connection with amending our Credit Agreement, we entered into a Security and Pledge Agreement (the “Security Agreement”) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (“the Secured Parties") including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the term A loans and the term B loans, if as of the date that is 91 days prior to the maturity date of the Company’s 2021 Notes or the 2024 Notes, respectively, all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full then the Termination Date (as defined in the Credit Agreement) of the revolving loans, term A loans and term B loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes.
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our credit ratings or debt to EBITDA ratio as defined by the Credit Agreement. Our Term B loan pays interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at September 30, 2018 is Eurocurrency Rate plus 2.00%.

At September 30, 2018, we had borrowings of $179.4 million under the revolver and letters of credit of $13.9 million outstanding under the Credit Agreement, leaving $406.7 million available for borrowing. We also had letters of credit outstanding for $6.4 million as of September 30, 2018 and $1.3 million as of December 31, 2017, which supports certain facilities leased in the United States and Europe.
Scheduled future principal payments of debt are $6.9 million in 2018, $27.5 million in 2019, $30.3 million in 2020, $316.6 million in 2021, $527.7 million in 2022, and $753.8 million thereafter.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2018.
Note 10—Income Taxes
The effective tax rate was 77.1% and 2.2% for the three and nine months ended September 30, 2018, compared to 48.1% and 34.3% in the same periods of 2017. The change in the effective tax rate compared to 2017 resulted primarily from losses in jurisdictions with full valuation allowances, and discrete items related to tax reform and the release of certain reserves for uncertain tax positions. On a year-to-date basis, the rate was also affected by the goodwill and intangible asset impairment charges in the second quarter which were not deductible for income tax purposes. The liability for unrecognized tax benefits was $9.5 million at September 30, 2018, and $13.6 million at December 31, 2017. Included in the liability at September 30, 2018 were $1.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
On December 22, 2017, the President signed the Tax Cuts and Jobs Act (the Act). While we substantially completed our analysis of the Act as of December 31, 2017, the amounts recorded for the Act remained provisional for the transition tax, the remeasurement of deferred taxes, our reassessment of permanently reinvested earnings, uncertain tax positions and valuation allowances. During the third quarter of 2018, we recorded a discrete tax benefit of $1.6 million for adjustments related to the transition tax, remeasurement of deferred taxes, and other items. There could be additional regulatory guidance issued or changes in the interpretations and assumptions taken that would adjust the provisional amounts recorded. We included an estimate of the current GILTI impact in our tax provision for 2018, however, we have not yet determined our policy election with respect to whether such taxes are recorded as a current period expense when incurred or whether such amounts should be factored into our measurement of its deferred taxes. Our analysis will be completed in the fourth quarter of 2018.

Note 11—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss)	$(565)	$10,871	$(175,191)	$49,796
Less: income allocated to unvested restricted shares	—	(279)	—	(738)
Net income (loss) attributable to common shareholders - basic	(565)	10,592	(175,191)	49,058
Add: undistributed income attributable to unvested restricted shares - basic	—	—	—	16
Less: undistributed income attributable to unvested restricted shares - diluted	—	—	—	(16)
Net income (loss) attributable to common shareholders - diluted	$(565)	$10,592	$(175,191)	$49,058
Denominator:
Weighted average shares outstanding - basic and diluted	59,766	59,849	59,996	60,010
Net income (loss) per share attributable to common shareholders: basic and diluted	$(0.01)	$0.18	$(2.92)	$0.82
Note 12—Shareholders’ Equity
Our Board of Directors has authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. Our Credit Agreement contains restrictions on the amount and timing of share repurchase activity.  This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. There are also limitations depending upon our leverage ratio prior to any share repurchases or on a pro forma basis. We did not repurchase any shares during the nine months ended September 30, 2018. As of September 30, 2018, we have approximately $94.0 million remaining under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 13—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2018 and 2017:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), June 30, 2018	$(11,312)	$(24,942)	$51	$(36,203)
Other comprehensive income (loss) before reclassifications	—	350	1,932	2,282
Income tax	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications, net of tax	—	350	1,927	2,277
Amounts reclassified from accumulated other comprehensive income (loss)	523	—	491	1,014
Income tax	(161)	—	(98)	(259)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	362	—	393	755
Other comprehensive income (loss)	362	350	2,320	3,032
Accumulated other comprehensive income (loss), September 30, 2018	$(10,950)	$(24,592)	$2,371	$(33,171)

Accumulated other comprehensive income (loss), June 30, 2017	$(10,743)	$(28,348)	$165	$(38,926)
Other comprehensive income (loss) before reclassifications	—	12,254	94	12,348
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	12,254	94	12,348
Amounts reclassified from accumulated other comprehensive income (loss)	456	—	—	456
Income tax	(220)	—	—	(220)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	236	—	—	236
Other comprehensive income (loss)	236	12,254	94	12,584
Accumulated other comprehensive income (loss), September 30, 2017	$(10,507)	$(16,094)	$259	$(26,342)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	—	(11,407)	2,169	(9,238)
Income tax	—	—	(21)	(21)
Other comprehensive income (loss) before reclassifications, net of tax	—	(11,407)	2,148	(9,259)
Amounts reclassified from accumulated other comprehensive income (loss)	1,565	—	65	1,630
Income tax	(449)	—	(9)	(458)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,116	—	56	1,172
Other comprehensive income (loss)	1,116	(11,407)	2,204	(8,087)
Accumulated other comprehensive income (loss), September 30, 2018	$(10,950)	$(24,592)	$2,371	$(33,171)

Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	—	40,151	288	40,439
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	40,151	288	40,439
Amounts reclassified from accumulated other comprehensive income (loss)	1,367	—	—	1,367
Income tax	(665)	—	—	(665)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	702	—	—	702
Other comprehensive income (loss)	702	40,151	288	41,141
Accumulated other comprehensive income (loss), September 30, 2017	$(10,507)	$(16,094)	$259	$(26,342)
We include amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and nine months ended September 30, 2018, we reclassified $0.5 million and $1.6 million of actuarial net losses. For the three and nine months ended September 30, 2017, we reclassified $0.5 million and $1.4 million of actuarial net losses.
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

Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue:
Segment net revenue
Global Solutions	$2,243,782	$2,290,804	$6,875,077	$6,806,126
Global Products	349,895	124,542	750,770	392,654
Total segment net revenue	2,593,677	2,415,346	7,625,847	7,198,780
Inter-segment revenue
Global Products	(128,800)	(81,385)	(330,120)	(270,339)
Total inter-segment revenue	(128,800)	(81,385)	(330,120)	(270,339)
Consolidated net revenue	$2,464,877	$2,333,961	$7,295,727	$6,928,441

Operating income (loss):
Global Solutions	$24,150	$37,556	$84,742	$107,636
Global Products	27,634	10,510	61,351	30,199
Inter-segment eliminations	(2,957)	416	(3,032)	(266)
Goodwill and intangible asset impairment charges	—	—	(165,447)	—
Acquisition-related intangible amortization	(10,366)	(5,071)	(26,147)	(9,737)
Acquisition-related and exit and realignment charges	(7,727)	(9,299)	(47,416)	(21,134)
Other (1)	(9,377)	(4,441)	(30,527)	(8,674)
Consolidated operating income (loss)	$21,357	$29,671	$(126,476)	$98,024

Depreciation and amortization:
Global Solutions	$15,829	$13,906	$47,464	$35,305
Global Products	13,953	1,947	26,132	5,755
Consolidated depreciation and amortization	$29,782	$15,853	$73,596	$41,060

Capital expenditures:
Global Solutions	$12,006	$12,778	$40,152	$35,035
Global Products	5,245	718	7,153	2,754
Consolidated capital expenditures	$17,251	$13,496	$47,305	$37,789

	September 30, 2018	December 31, 2017
Total assets:
Global Solutions	$2,779,512	$2,870,999
Global Products	1,127,879	400,772
Segment assets	3,907,391	3,271,771
Cash and cash equivalents	124,890	104,522
Consolidated total assets	$4,032,281	$3,376,293
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue:
United States	$2,200,196	$2,214,175	$6,694,761	$6,577,373
Outside of the United States	264,681	119,786	600,966	351,068
Consolidated net revenue	$2,464,877	$2,333,961	$7,295,727	$6,928,441
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

Three Months Ended September 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$2,242,265	$464,567	$(241,955)	$2,464,877
Cost of goods sold	—	2,015,614	335,819	(239,130)	2,112,303
Gross margin	—	226,651	128,748	(2,825)	352,574
Distribution, selling and administrative expenses	92	191,831	133,089	—	325,012
Acquisition-related and exit and realignment charges	—	6,818	909	—	7,727
Other operating (income) expense, net	—	(1,156)	(366)	—	(1,522)
Operating income (loss)	(92)	29,158	(4,884)	(2,825)	21,357
Interest expense (income), net	6,554	15,717	1,555	—	23,826
Income (loss) before income taxes	(6,646)	13,441	(6,439)	(2,825)	(2,469)
Income tax provision (benefit)	(1,729)	2,163	(2,338)	—	(1,904)
Equity in earnings of subsidiaries	4,352	(12,284)	—	7,932	—
Net income (loss)	(565)	(1,006)	(4,101)	5,107	(565)
Other comprehensive income (loss)	3,032	3,674	3,032	(6,706)	3,032
Comprehensive income (loss)	$2,467	$2,668	$(1,069)	$(1,599)	$2,467

Three Months Ended September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$2,113,450	$264,765	$(44,254)	$2,333,961
Cost of goods sold	—	1,919,049	157,439	(44,469)	2,032,019
Gross margin	—	194,401	107,326	215	301,942
Distribution, selling and administrative expenses	(117)	159,108	102,054	—	261,045
Acquisition-related and exit and realignment charges	—	6,960	2,339	—	9,299
Other operating (income) expense, net	—	448	1,479	—	1,927
Operating income (loss)	117	27,885	1,454	215	29,671
Interest expense (income), net	7,018	(1,184)	2,903	—	8,737
Income (loss) before income taxes	(6,901)	29,069	(1,449)	215	20,934
Income tax provision (benefit)	—	7,881	2,182	—	10,063
Equity in earnings of subsidiaries	17,772	(4,105)	—	(13,667)	—
Net income (loss)	10,871	17,083	(3,631)	(13,452)	10,871
Other comprehensive income (loss)	12,584	12,905	12,254	(25,159)	12,584
Comprehensive income (loss)	$23,455	$29,988	$8,623	$(38,611)	$23,455

Nine Months Ended September 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$6,572,420	$1,163,679	$(440,372)	$7,295,727
Cost of goods sold	—	5,960,655	769,936	(437,117)	6,293,474
Gross margin	—	611,765	393,743	(3,255)	1,002,253
Distribution, selling and administrative expenses	853	531,665	385,629	—	918,147
Acquisition-related and exit and realignment charges	—	44,075	3,341	—	47,416
Goodwill and intangible asset impairment charges	—	—	165,447	—	165,447
Other operating (income) expense, net	—	2,447	(4,728)	—	(2,281)
Operating income (loss)	(853)	33,578	(155,946)	(3,255)	(126,476)
Interest expense (income), net	20,167	28,061	4,423	—	52,651
Income (loss) before income taxes	(21,020)	5,517	(160,369)	(3,255)	(179,127)
Income tax provision (benefit)	(5,465)	(278)	1,807	—	(3,936)
Equity in earnings of subsidiaries	(159,636)	(45,994)	—	205,630	—
Net income (loss)	(175,191)	(40,199)	(162,176)	202,375	(175,191)
Other comprehensive income (loss)	(8,087)	(7,619)	(8,086)	15,705	(8,087)
Comprehensive income (loss)	$(183,278)	$(47,818)	$(170,262)	$218,080	$(183,278)

Nine Months Ended September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income (Loss)
Net revenue	$—	$6,436,599	$635,900	$(144,058)	$6,928,441
Cost of goods sold	—	5,845,789	369,596	(143,598)	6,071,787
Gross margin	—	590,810	266,304	(460)	856,654
Distribution, selling and administrative expenses	434	480,765	254,154	—	735,353
Acquisition-related and exit and realignment charges	—	17,084	4,050	—	21,134
Other operating (income) expense, net	—	1,481	662	—	2,143
Operating income (loss)	(434)	91,480	7,438	(460)	98,024
Interest expense (income), net	20,756	(2,777)	4,239	—	22,218
Income (loss) before income taxes	(21,190)	94,257	3,199	(460)	75,806
Income tax provision (benefit)	—	23,303	2,707	—	26,010
Equity in earnings of subsidiaries	70,986	(2,682)	—	(68,304)	—
Net income (loss)	49,796	68,272	492	(68,764)	49,796
Other comprehensive income (loss)	41,141	41,910	40,151	(82,061)	41,141
Comprehensive income (loss)	$90,937	$110,182	$40,643	$(150,825)	$90,937

September 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$67,240	$—	$57,650	$—	$124,890
Accounts receivable, net	—	742,145	410,172	(282,130)	870,187
Merchandise inventories	—	1,012,385	196,286	(4,833)	1,203,838
Other current assets	204	121,833	171,956		293,993
Total current assets	67,444	1,876,363	836,064	(286,963)	2,492,908
Property and equipment, net	—	202,091	141,619	—	343,710
Goodwill, net	—	382,772	378,401	—	761,173
Intangible assets, net	—	191,547	140,625	—	332,172
Due from O&M and subsidiaries	—	633,839	—	(633,839)	—
Advances to and investment in consolidated subsidiaries	1,955,218	489,349	—	(2,444,567)	—
Other assets, net	—	63,071	39,247	—	102,318
Total assets	$2,022,662	$3,839,032	$1,535,956	$(3,365,369)	$4,032,281
Liabilities and equity
Current liabilities
Accounts payable	$—	$1,052,834	$348,069	$(293,362)	$1,107,541
Accrued payroll and related liabilities	—	19,980	27,424	—	47,404
Other current liabilities	22,797	128,488	150,515		301,800
Total current liabilities	22,797	1,201,302	526,008	(293,362)	1,456,745
Long-term debt, excluding current portion	546,082	1,080,426	13,947	—	1,640,455
Due to O&M and subsidiaries	661,370	—	526,764	(1,188,134)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	19,361	47,084	—	66,445
Other liabilities	—	60,125	16,098	—	76,223
Total liabilities	1,230,249	2,500,104	1,129,901	(1,620,386)	3,239,868
Equity
Common stock	124,538	—	—	—	124,538
Paid-in capital	233,920	174,614	643,031	(817,645)	233,920
Retained earnings (deficit)	467,126	1,195,966	(215,591)	(980,375)	467,126
Accumulated other comprehensive income (loss)	(33,171)	(31,652)	(21,385)	53,037	(33,171)
Total equity	792,413	1,338,928	406,055	(1,744,983)	792,413
Total liabilities and equity	$2,022,662	$3,839,032	$1,535,956	$(3,365,369)	$4,032,281

December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,700	$865	$89,957	$—	$104,522
Accounts receivable, net	—	559,269	206,410	(6,743)	758,936
Merchandise inventories	—	902,190	89,580	(1,577)	990,193
Other current assets	100	123,067	205,087	—	328,254
Total current assets	13,800	1,585,391	591,034	(8,320)	2,181,905
Property and equipment, net	—	107,010	99,480	—	206,490
Goodwill, net	—	180,006	533,805	—	713,811
Intangible assets, net	—	9,582	174,886	—	184,468
Due from O&M and subsidiaries	—	439,654	—	(439,654)	—
Advances to and investments in consolidated subsidiaries	2,114,853	558,429	—	(2,673,282)	—
Other assets, net	—	57,724	31,895	—	89,619
Total assets	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$—	$824,307	$130,028	$(6,763)	$947,572
Accrued payroll and related liabilities	—	15,504	14,912	—	30,416
Other current liabilities	5,822	140,048	185,875	—	331,745
Total current liabilities	5,822	979,859	330,815	(6,763)	1,309,733
Long-term debt, excluding current portion	545,352	340,672	14,720	—	900,744
Due to O&M and subsidiaries	562,000	—	506,703	(1,068,703)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,493	48,754	—	74,247
Other liabilities	—	66,136	9,954	—	76,090
Total liabilities	1,113,174	1,551,050	910,946	(1,214,356)	2,360,814
Equity
Common stock	122,952	—	—	—	122,952
Paid-in capital	226,937	174,614	583,869	(758,483)	226,937
Retained earnings (deficit)	690,674	1,236,165	(50,416)	(1,185,749)	690,674
Accumulated other comprehensive income (loss)	(25,084)	(24,033)	(13,299)	37,332	(25,084)
Total equity	1,015,479	1,386,746	520,154	(1,906,900)	1,015,479
Total liabilities and equity	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293

Nine Months Ended September 30, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$(175,191)	$(40,199)	$(162,176)	$202,375	$(175,191)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	159,636	45,994	—	(205,630)	—
Intercompany dividend	—	15,000	—	(15,000)	—
Depreciation and amortization	—	25,146	48,450	—	73,596
Share-based compensation expense	—	10,499	—	—	10,499
Goodwill and intangible asset impairment charges	—	—	165,447	—	165,447
Provision for losses on accounts receivable	—	(1,206)	6,963	—	5,757
Deferred income tax (benefit) expense	—	(6,506)	(248)	—	(6,754)
Changes in operating assets and liabilities:
Accounts receivable	—	(111,108)	(215,882)	275,387	(51,603)
Merchandise inventories	—	124,822	(106,832)	3,254	21,244
Accounts payable	—	154,987	219,805	(286,594)	88,198
Net change in other assets and liabilities	16,959	(76,608)	36,919	11,208	(11,522)
Other, net	641	988	1,209	—	2,838
Cash provided by (used for) operating activities	2,045	141,809	(6,345)	(15,000)	122,509
Investing activities:
Acquisitions, net of cash acquired	—	(751,834)	—		(751,834)
Additions to property and equipment	—	(20,754)	(11,735)	—	(32,489)
Additions to computer software and intangible assets	—	(12,351)	(2,465)	—	(14,816)
Proceeds from the sale of property and equipment	—	—	258	—	258
Cash used for investing activities	—	(784,939)	(13,942)	—	(798,881)
Financing activities:
Change in intercompany advances	85,643	(89,239)	3,596	—	—
Intercompany dividend	—	—	(15,000)	15,000	—
Proceeds from issuance of debt	—	695,750	—	—	695,750
Financing costs paid	—	(28,512)	—	—	(28,512)
Repayments of debt	—	(9,375)	—	—	(9,375)
Proceeds from revolving credit facility	—	74,762	—	—	74,762
Cash dividends paid	(32,151)	—	—	—	(32,151)
Other, net	(1,997)	(1,121)	(2,190)	—	(5,308)
Cash provided by (used for) financing activities	51,495	642,265	(13,594)	15,000	695,166
Effect of exchange rate changes on cash and cash equivalents	—	—	1,574	—	1,574
Net increase (decrease) in cash and cash equivalents	53,540	(865)	(32,307)	—	20,368
Cash and cash equivalents at beginning of period	13,700	865	89,957	—	104,522
Cash and cash equivalents at end of period	$67,240	$—	$57,650	$—	$124,890

Nine Months Ended September 30, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$49,796	$68,272	$492	$(68,764)	$49,796
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(70,986)	2,682	—	68,304	—
Depreciation and amortization	—	23,281	17,779	—	41,060
Share-based compensation expense	—	8,592	—	—	8,592
Provision for losses on accounts receivable	—	(377)	1,535	—	1,158
Deferred income tax (benefit) expense	—	(1,208)	(3,377)	—	(4,585)
Changes in operating assets and liabilities:
Accounts receivable	—	(68,655)	(8,047)	(2,412)	(79,114)
Merchandise inventories	—	(52,840)	(3,753)	459	(56,134)
Accounts payable	—	85,591	(8,217)	2,413	79,787
Net change in other assets and liabilities	(65)	(25,431)	(15,138)	—	(40,634)
Other, net	(1)	5,716	4	—	5,719
Cash provided by (used for) operating activities	(21,256)	45,623	(18,722)	—	5,645
Investing activities:
Acquisitions, net of cash acquired	—	—	(366,569)	—	(366,569)
Additions to property and equipment	—	(17,884)	(7,079)	—	(24,963)
Additions to computer software and intangible assets	—	(5,333)	(7,493)	—	(12,826)
Proceeds from the sale of property and equipment	—	198	582	—	780
Cash used for investing activities	—	(23,019)	(380,559)	—	(403,578)
Financing activities:
Change in intercompany advances	50,452	(87,278)	36,826	—	—
Proceeds from debt issuance	—	—	250,000	—	250,000
Borrowings from revolving credit facility	—	6,013	111,187	—	117,200
Financing costs paid	—	—	(1,798)	—	(1,798)
Cash dividends paid	(47,316)	—	—	—	(47,316)
Repurchases of common stock	(5,000)	—	—	—	(5,000)
Other, net	(3,439)	(1,460)	(2,464)	—	(7,363)
Cash provided by (used for) financing activities	(5,303)	(82,725)	393,751	—	305,723
Effect of exchange rate changes on cash and cash equivalents	—	—	5,137	—	5,137
Net increase (decrease) in cash and cash equivalents	(26,559)	(60,121)	(393)	—	(87,073)
Cash and cash equivalents at beginning of period	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of period	$11,456	$1,145	$85,814	$—	$98,415

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
In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
The new standard is effective for us on January 1, 2019, with early adoption permitted. We expect to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the consolidated financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period consolidated financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
We expect that this standard will have a material effect on our consolidated financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and warehouse facility operating leases, and (2) providing significant new disclosures about our leasing activities.
The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.
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
On April 30, 2018 (the Closing Date), we completed the previously announced acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its IT system in exchange for $758 million, net of cash acquired, which is subject to further working capital adjustments. The Halyard business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
We entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. On the Closing Date, certain of our affiliates also entered into transitional distribution agreements with affiliates of Avanos under which the Avanos affiliates will serve as limited risk distributors for our international customer orders on a transitional basis. The services under the transition services agreements and distribution agreements generally commenced on the Closing Date and terminate within 18 months thereafter.

Financial highlights. The following table provides a reconciliation of reported operating income, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2018	2017	2018	2017
Operating income (loss), as reported (GAAP)	$21,357	$29,671	$(126,476)	$98,024
Acquisition-related intangible amortization (1)	10,366	5,071	26,147	9,737
Goodwill and intangible asset impairment charges(2)	—	—	165,447	—
Acquisition-related and exit and realignment charges (3)	7,727	9,299	47,416	21,134
Fair value adjustments related to purchase accounting (4)	9,029	—	27,088	—
Other (5)	348	4,441	3,439	8,674
Operating income, adjusted (non-GAAP) (Adjusted Operating Income)	$48,827	$48,482	$143,061	$137,569

Net income (loss), as reported (GAAP)	$(565)	$10,871	$(175,191)	$49,796
Acquisition-related intangible amortization (1)	10,366	5,071	26,147	9,737
Income tax expense (benefit) (6)	(2,209)	(1,601)	(6,284)	(2,993)
Goodwill and intangible asset impairment charges(2)	—	—	165,447	—
Income tax expense (benefit) (6)	—	—	(2,060)	—
Acquisition-related and exit and realignment charges (3)	7,727	9,299	47,416	21,134
Income tax expense (benefit) (6)	(1,575)	(2,854)	(11,843)	(7,367)
Fair value adjustments related to purchase accounting (4)	9,029	—	27,088	—
Income tax expense (benefit) (6)	(1,922)	—	(6,872)	—
Other (5)	348	4,441	3,439	8,674
Income tax expense (benefit) (6)	(85)	(973)	(558)	(2,465)
Tax adjustments (7)	(1,596)	—	(1,596)	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$19,518	$24,254	$65,133	$76,516

Net income (loss) per diluted common share, as reported (GAAP)	$(0.01)	$0.18	$(2.92)	$0.82
Acquisition-related intangible amortization, per diluted common share (1)	0.14	0.06	0.32	0.11
Goodwill and intangible asset impairment charges (2)	—	—	2.73	—
Acquisition-related and exit and realignment charges, per diluted common share (3)	0.10	0.11	0.58	0.23
Fair value adjustments related to purchase accounting (4)	0.11	—	0.33	—
Other, per diluted common share (5)	—	0.05	0.04	0.10
Tax adjustments (7)	(0.02)	—	(0.02)	—
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.32	$0.40	$1.06	$1.26
Net income (loss) per diluted share was $(0.01) and $(2.92) for the three and nine months ended September 30, 2018 compared to $0.18 and $0.82 in the same periods of 2017. Adjusted EPS (non-GAAP) was $0.32 and $1.06 for the three and nine months ended September 30, 2018, compared to $0.40 and $1.26 in the prior year. Global Solutions segment operating income was $24.2 million in the quarter and $84.7 million year-to-date, representing declines of $13.4 million and $22.9 million from the comparative prior year periods. The declines were a result of continued pressure on provider margins and warehouse inefficiencies in certain of our facilities which were partially offset by positive contributions from Byram Healthcare (acquired in August 2017). Global Products operating income was $27.6 million for the quarter (increased $17.1 million from 2017) and was $61.4 million for the year-to-date (increased $31.2 million). The increases were a result of the contributions from Halyard (acquired April 30, 2018).

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
(2) Goodwill and intangible assets impairment charges included in our Global Products segment were $149 million and $16.5 million, respectively. The charges resulted from our second quarter goodwill and intangible asset impairment testing performed as a result of lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which have caused us to revise our expectations with regard to future performance and a decline in market capitalization of the Company.
(3) Acquisition-related charges, pre-tax, were $5.7 million and $41.0 million for the three and nine months ended September 30, 2018, compared to $4.3 million and $6.3 million for the same period of 2017. Acquisition related expenses in 2018 consist primarily of transition and transaction costs for the Halyard S&IP acquisition. Expenses in 2017 consisted of transaction costs for the Byram and Halyard acquisitions.
Exit and realignment charges, pre-tax, were $2.0 million and $6.4 million for the three and nine months ended September 30, 2018. Amounts in 2018 were associated with establishment of our client engagement centers. Exit and realignment charges were $5.0 million and $14.8 million for the three and nine months ended September 30, 2017. Charges in 2017 were associated with severance from the reduction in force and other employee costs associated with the establishment of our new client engagement centers, the write-down of information system assets no longer used and other IT restructuring charges.
(4) The second and third quarters of 2018 include an incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the Halyard acquisition.
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
(7) Includes tax adjustments primarily associated with the estimated benefits under the Tax Cuts and Jobs Act.

Results of Operations
Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Global Solutions	$2,243,782	$2,290,804	$(47,022)	(2.1)%
Global Products	349,895	124,542	225,353	180.9%
Inter-segment	(128,800)	(81,385)	(47,415)	58.3%
Net revenue	$2,464,877	$2,333,961	$130,916	5.6%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Global Solutions	$6,875,077	$6,806,126	$68,951	1.0%
Global Products	750,770	392,654	358,116	91.2%
Inter-segment	(330,120)	(270,339)	(59,781)	22.1%
Net revenue	$7,295,727	$6,928,441	$367,286	5.3%
Consolidated net revenue increased primarily as a result of the acquisitions of Byram in August 2017, which contributed revenue of $141.5 million and $387.3 million to Global Solutions in the quarter and year-to-date and Halyard on April 30, 2018, which contributed revenue of $239.6 million and $407.6 to Global Products in the quarter and year-to-date. The changes from prior year also included an unfavorable impact from foreign exchange of $0.9 million for the quarter and a favorable impact of $23.6 million for the year-to-date period, offset by reduced revenues from lost customers.
Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of goods sold	$2,112,303	$2,032,019	$80,284	4.0%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of goods sold	$6,293,474	$6,071,787	$221,687	3.7%
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
Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gross margin	$352,574	$301,942	$50,632	16.8%
As a % of net revenue	14.30%	12.94%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Gross margin	$1,002,253	$856,654	$145,599	17.0%
As a % of net revenue	13.74%	12.36%
Gross margin in the third quarter and nine months ended September 30, 2018 included positive contributions from Byram and Halyard, an unfavorable impact from foreign exchange of $0.5 million for the quarter and a favorable impact of $14.9 million for the year-to-date period, offset by a decline in provider margin compared to the prior year. With increasing customer cost pressures and competitive dynamics in healthcare, we believe the current trend of increased provider margin pressure will continue. Gross margin was also negatively affected by an increase in LIFO provision of $6.6 million in the quarter and $13.5 million year to date compared to 2017.
Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Distribution, selling and administrative expenses	$325,012	$261,045	$63,967	24.5%
As a % of net revenue	13.19%	11.18%
Other operating (income) expense, net	$(1,522)	$1,927	$(3,449)	(179.0)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Distribution, selling and administrative expenses	$918,147	$735,353	$182,794	24.9%
As a % of net revenue	12.58%	10.61%
Other operating (income) expense, net	$(2,281)	$2,143	$(4,424)	(206.4)%
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
Excluding Byram and Halyard, DS&A expenses for the three and nine months ended September 30, 2018 were 12.00% and 11.55% of net revenues. Overall DS&A expenses compared to prior year reflected higher warehouse and delivery expenses and increased expenses incurred for the development of new customer solutions, as well as a favorable foreign currency translation impact of $1.6 million for the quarter and an unfavorable impact of $14.8 million for the year-to-date period. The quarter and year-to-date changes in other operating (income) expense, net was attributed primarily to lower software as a service implementation expenses and higher foreign currency transaction gains compared to prior year. A discussion of the goodwill and intangible asset impairment charges and acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense, net	$23,826	$8,737	$15,089	172.7%
Effective interest rate	5.65%	4.15%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense, net	$52,651	$22,218	$30,433	137.0%
Effective interest rate	5.08%	4.52%

Interest expense in the third quarter and year-to-date 2018 was higher than prior year as a result of borrowings under our revolving credit facility and new term loans. See Note 9 in Notes to Consolidated Financial Statements.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Income tax provision (benefit)	$(1,904)	$10,063	$(11,967)	(118.9)%
Effective tax rate	77.1%	48.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2018	2017	$	%
Income tax provision (benefit)	$(3,936)	$26,010	$(29,946)	(115.1)%
Effective tax rate	2.2%	34.3%
The change in the effective tax rate compared to 2017 resulted primarily from losses in jurisdictions with full valuation allowances, and discrete items related to tax reform and the release of certain reserves for uncertain tax positions. On a year-to-date basis, the rate was also affected by the goodwill and intangible asset impairment charges in the second quarter which were not deductible for income tax purposes.
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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks or invested in high-quality, short-term liquid investments. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers. Changes in shipping terms with certain of our suppliers have contributed to increased inventory and accounts payable and had an unfavorable impact on inventory turnover. Changes in DSO and inventory turnover since December 31, 2017 are also affected by the recent Halyard acquisition.

	September 30, 2018	December 31, 2017	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$124,890	$104,522	$20,368	19.5%
Accounts receivable, net of allowances	$870,187	$758,936	$111,251	14.7%
Consolidated DSO (1)	31.1	28.7
Merchandise inventories	$1,203,838	$990,193	$213,645	21.6%
Consolidated inventory turnover (2)	6.9	8.5
Accounts payable	$1,107,541	$947,572	$159,969	16.9%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and annualized cost of goods sold for the quarter ended September 30, 2018 and year ended December 31, 2017

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017:

(Dollars in thousands)	2018	2017
Net cash provided by (used for):
Operating activities	$122,509	$5,645
Investing activities	(798,881)	(403,578)
Financing activities	695,166	305,723
Effect of exchange rate changes	1,574	5,137
Increase (decrease) in cash and cash equivalents	$20,368	$(87,073)
Cash provided by operating activities was $122.5 million in the first nine months of 2018, compared to $5.6 million in the same period of 2017. The increase in cash from operating activities for the first nine months of 2018 compared to the same period in 2017 was primarily due to favorable changes in working capital.
Cash used for investing activities was $798.9 million in the first nine months of 2018, compared to $403.6 million in the same period of 2017. Investing activities in 2018 and 2017 relate to capital expenditures for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2018 also includes the Halyard acquisition for $758 million offset by the final purchase price settlement with the seller of Byram for $6.2 million.
Cash provided by financing activities in the first nine months of 2018 was $695.2 million, compared to $305.7 million in the same period of 2017. During the first nine months of 2018, we paid dividends of $32.2 million (compared to $47.3 million in 2017), and borrowed a net $695.8 million in term loans as a part of our amended credit agreement and $74.8 million under our revolving credit facility primarily to fund the Halyard acquisition. In 2017, we entered into a $250 million term loan and borrowed $117.2 million on the revolving credit facility primarily for the Byram acquisition.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). In connection with the Halyard acquisition, we amended our Credit Agreement to include, among others things, an additional $195.8 million Term A-2 loan and $500 million Term B loan. The revolving credit facility and Term A loans mature in July 2022 and the Term B loan matures in October 2025. Our Credit Agreement now includes collateral for the benefit of the Secured Parties (as defined), first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the term A loans and the term B loans, if as of the date that is 91 days prior to the maturity date of the Company’s 2021 Notes or the 2024 Notes, respectively, all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full then the Termination Date (as defined in the Credit Agreement) of the revolving loans, term A loans and term B loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes.
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. Under the Credit Agreement, we have the ability to request two one-year extensions and to request an increase in aggregate commitments by up to $200 million. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our credit ratings or debt to EBITDA ratio as defined by the Credit Agreement. Our Term B loan pays interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at September 30, 2018 is Eurocurrency Rate plus 2.00%.
At September 30, 2018, we had borrowings of $179.4 million under the revolver and letters of credit of approximately $13.9 million outstanding under the Credit Agreement, leaving $406.7 million available for borrowing. We also had letters of credit outstanding for $6.4 million as of September 30, 2018 and $1.3 million as of December 31, 2017, which supports certain facilities leased in the United States and Europe.

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
In the third quarter of 2018, we accrued quarterly cash dividends on our outstanding common stock at the rate of $0.26 per share (paid on October 1, 2018), which represents a 1% increase over the rate of $0.2575 per share in the third quarter of 2017. The payment of future dividends is at the discretion of the Board of Directors and depends upon our results of operations, financial condition, capital requirements and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. We did not purchase any shares in 2018. At September 30, 2018, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash, cash equivalents, short-term investments, and marketable securities held by our foreign subsidiaries totaled $100.3 million and $79.1 million at September 30, 2018 and December 31, 2017. Upon enactment, the Act imposed a tax on our total post-1986 foreign earnings at various tax rates. In 2017, the Company recognized a provisional amount of this one-time transition tax. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable. The Company continues to evaluate its foreign earnings repatriation policy in 2018.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2018.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $933.3 million in borrowings under our term loans, $179.4 million in borrowings under our revolving credit facility and $13.9 million in letters of credit under the Credit Agreement at September 30, 2018. After considering the effects of interest rate swap agreements entered into during July 2018, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7 million per year based on our borrowings outstanding at September 30, 2018.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.15 per gallon in the first nine months of 2018, an increase from $2.58 per gallon in the first nine months of 2017. Based on our fuel consumption in the first nine months of 2018, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.3 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018. In connection with the Halyard S&IP acquisition, we entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, regulatory affairs and quality assurance, sales and marketing, information technology and other support services for a period of up to 18 months after the closing date. Management has established controls to mitigate the risk over financial reporting and will continue to monitor and evaluate the sufficiency of the controls. We are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of the Company's integration activities which may result in periodic changes. Such changes will be disclosed as requried by applicable SEC guidance.
In the second quarter of 2018, we acquired the Halyard Surgical & Infection Prevention business. This acquisition represented $878 million of total assets and $330 million of revenues (net of intercompany eliminations) as of and for the nine months ended September 30, 2018. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of this acquisition.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2017. Through September 30, 2018, there have been no material developments in any legal proceedings reported in such Annual Report.
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
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by pricing pressure which accelerated in 2017 and put further margin pressure on our business. We expect this margin pressure to continue. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain third-party logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses. These competitive pressures could have a material adverse effect on our results of operations.
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
As of September 30, 2018, on a consolidated basis we had approximately $1.7 billion of aggregate principal amount of secured indebtedness as well as approximately $231 million in obligations under our leasing arrangements and $407 million of undrawn availability under our credit facilities. Our ratio of total debt to total shareholders’ equity as of September 30, 2018 was approximately 208%.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the three months ended September 30, 2018.

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

10.10	Confidential Executive Separation Agreement and General Release for Rony Kordahi dated August 3, 2018**

10.11	Confidential Executive Separation Agreement and General Release for Richard A. Meier dated August 16, 2018**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Owens & Minor, Inc.
(Registrant)

Date:	November 5, 2018	/s/ Paul C. Phipps
Paul C. Phipps
President & Chief Executive Officer

Date:	November 5, 2018	/s/ Robert K. Snead
Robert K. Snead
Interim Chief Financial Officer

Date:	November 5, 2018	/s/ Michael W. Lowry
Michael W. Lowry
Senior Vice President, Corporate Controller & Chief Accounting Officer