Form 10-K
period 2018-12-31
OWENS & MINOR INC/VA/
filed 2019-03-06
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $1,041,712,963 as of June 30, 2018.
The number of shares of the Company’s common stock outstanding as of February 15, 2019 was 62,235,014 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on May 10, 2019, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I
Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers and manufacturers across the continuum of care. Our teammates serve healthcare industry customers in 90 countries, by providing quality products and helping to reduce total costs across the supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Founded in 1882, Owens & Minor was incorporated in 1926 and has operated continuously from its Richmond, Virginia headquarters. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving international scale in the healthcare market. Today, we have distribution, production, customer service and sales facilities located across Asia, Europe, Latin America and the United States.
In 2017, we acquired Byram Healthcare (Byram), a leading U.S. distributor of disposable medical supplies sold directly to patients and home health agencies. This acquisition expanded our capabilities beyond the hospital setting all the way to the patient's home with principal product lines of diabetes, ostomy, wound care, urology and incontinence supplies.
On April 30, 2018, we acquired substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention (S&IP) business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its information technology (IT) systems in exchange for $758 million, net of cash acquired. The Halyard business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets.
In 2018, we have made changes to the leadership team, organizational structure, budgeting and financial reporting processes which require changes to segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) manufactures and sources medical surgical products through our production and kitting operations. Beginning with the quarter ended March 31, 2018, we now report financial results using this two segment structure and have recast prior year segment results on the same basis. Financial information by segment and geographic area appears in Note 20, “Segment Information,” of the Notes to Consolidated Financial Statements included in this annual report.
Global Solutions
In our Global Solutions segment, we offer a comprehensive portfolio of products and services to healthcare providers and manufacturers. Our portfolio of medical and surgical supplies includes branded products purchased in large volume from manufacturers and our own proprietary products. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the nation.
Our service offerings to healthcare providers include supplier management, analytics, inventory management, and clinical supply management. These value-add services help providers improve their process for contracting with vendors, purchasing supplies and streamlining inventory. These services include our operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory, as well as our customizable surgical supply service that includes the kitting and delivery of surgical supplies in procedure-based totes to coincide with the healthcare providers' surgical schedule.
In addition to services to healthcare providers, we offer a variety of programs dedicated to providing logistics and marketing solutions to our suppliers as well. These are designed to help manufacturers drive sales growth, increase market share and achieve operational efficiencies. Manufacturer programs are generally negotiated on an annual basis and provide for enhanced levels of support that are aligned with the manufacturer’s annual objectives and growth goals. We have contractual arrangements with manufacturers participating in these programs that provide performance-based incentives to us, as well as cash discounts for prompt payment. Program incentives can be earned on a monthly, quarterly or annual basis.
We also provide contract logistics services to the pharmaceutical, biotechnology and medical device industries offering a broad range of supply chain logistics services to manufacturers. Our business services include order-to-cash, re-labeling, customer service and returns management. Our warehousing and transportation offerings include storage, controlled-substance handling, cold-chain, emergency and export delivery, inventory management and pick & pack services.

We operate a network of over 40 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management. In Europe, we have a network of 19 logistics centers serving customers in 12 European countries, including Belgium, Czech Republic, Denmark, France, Germany, Italy, Netherlands, Poland, Slovakia, Spain, Switzerland and the United Kingdom.
We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing products. We have deployed low-unit-of-measure automated picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in performing certain warehousing processes. We partner with Penske Logistics to deliver most supplies in the United States. In situations where they are more cost-effective and timely, we use contract carriers and parcel delivery services.
The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage mark-up is added to the contract cost of the product agreed to by the customer and the supplier or Group Purchasing Organization (GPOs). We price our services for other arrangements under activity-based pricing models. In these cases, pricing depends upon the type, level and/or complexity of services that we provide to customers, and in some cases we do not take title to the product (although we maintain certain custodial risks). As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of distribution, selling and administrative expenses, rather than with the cost of the product, which is a component of cost of goods sold.
Through our acquisition of Byram Healthcare, we have expanded our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies. Byram specializes in various patient care product lines including ostomy, wound care, diabetes, urology, incontinence and enteral. We receive payments for products sold through Byram from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers and directly from patients. Byram has a nationwide sales force, focusing on managed care and key referral sources, six centers of excellence aligned with specific product categories, and a nationwide network to optimize shipping distance and time.
In 2018, our new customer solution, Fusion5, began in earnest and was created to help healthcare providers succeed in the shift from fee-for-service to value based care. A principal area where Fusion5 is currently engaged is helping providers manage bundled payment episodes under the Bundled Payments for Care Improvement, or BPCI, Advanced program. Fusion5 incurred start-up operating costs during 2018 as the venture prepares to provide services to a portfolio of customers including Integrated Delivery Networks (IDNs), physician groups and individual practitioners in 2019 and beyond.
Global Products

Our Global Products segment manufactures and sources medical surgical products through our production and kitting operations. With the acquisition of our Halyard Surgical and Infection Prevention (“Halyard”) business, we have expanded to provide medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels.
We both manufacture and source our products. Our manufacturing facilities are located in the United States, Thailand, Honduras, Mexico and Ireland. Our business has recognized brands across its portfolio of product offerings, including sterilization wrap, surgical drapes and gowns, facial protection, protective apparel, medical exam gloves, custom and minor procedure kits and other medical products.
We use a wide variety of raw materials and other inputs in our production processes, with polypropylene polymers and nitrile constituting our most significant raw material purchases. We base our purchasing decisions on quality assurance, cost effectiveness and regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. We primarily purchase these materials from external suppliers, some of which are single-source suppliers. Global commodity prices can affect pricing of certain raw materials on which we rely. In our Halyard business, polypropylene polymers, which are oil based, and nitrile represent a significant component of our manufacturing costs. In addition, the prices of other raw materials we use, such as resins and finishing supplies, often fluctuate in response to changes in oil prices.
We support customer sales through a dedicated global sales force and direct our primary sales and marketing efforts toward hospitals and other healthcare providers to highlight the unique benefits and competitive differentiation of our products. We work directly with physicians, nurses, professional societies, hospital administrators and GPOs to collaborate and educate on emerging practices and clinical techniques that prevent infection and speed recovery. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world. We operate five major distribution centers located in North America, Europe, Australia and Japan that ship multiple finished products to multiple customers, as well as other distribution sites that also have customer shipping capabilities, in order to optimize cost and customer service requirements.
Our proprietary products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly. This segment may sell on an intercompany basis to our Global Solutions segment when we are the designated distributor, to other third-party distributors or directly to healthcare providers.
Our Customers
We currently provide products and services to thousands of healthcare provider customers either directly or indirectly through third-party distributors. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets as well as smaller, independent hospitals in the United States. In addition to contracting with healthcare providers at the IDN level and through GPOs, we also contract with other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). Below is a summary of these agreements:

GPO	Year of Renewal	Term	Sales to Members as a % of Consolidated Net Revenue in 2018
Vizient	2016	3 years	40%
Premier	2016	5 years	19%
HPG	2017	4 years	13%
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our supplier and manufacturer customers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. In the Global Solutions segment, sales of products supplied by Medtronic, Johnson & Johnson and Becton Dickinson accounted for approximately 10%, 7% and 7%, respectively of our consolidated net revenue for 2018. In addition, combined sales of products supplied by Medline Industries and Cardinal Health, both of which are also our competitors, accounted for approximately 11% of our consolidated net revenue for 2018.
In Europe, we serve a diverse customer base of approximately 500 manufacturer clients, including pharmaceutical, biotechnology and medical device manufacturers.
Asset Management
In our business, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We continually work to refine our processes to optimize inventory and collect accounts receivable.
Inventory
We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with suppliers on inventory productivity initiatives. When we convert large-scale, multi-state IDN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required. We actively monitor inventory for obsolescence and use inventory turnover and other operational metrics to measure our performance in managing inventory.

Accounts Receivable
In the normal course of business, we provide credit to our customers and use credit management techniques to evaluate customers’ creditworthiness and facilitate collection. These techniques may include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. We also use third-party information from sources such as credit reporting agencies, banks and other credit references. We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. Our ability to accurately invoice and ship product to customers enhances our collection results and affects our DSO performance. As we diversify our customer portfolio, the change in business mix also affects our DSO. We have arrangements with certain customers under which they make deposits on account, either because they do not meet our standards for creditworthiness or in order to obtain more favorable pricing.
Competition
The industries in which we operate are highly competitive. Global Solutions competitors include two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and privately-held Medline Industries, Inc. In addition, we compete with a number of regional and local distributors, companies that distribute products to patient's homes and customer self-distribution models. Major logistics competitors serving healthcare manufacturers in the United States and in Europe include United Parcel Service, FedEx Corporation, Deutsche Post DHL and Alloga, as well as local competitors in specific countries.
The major competitors of our Global Products business include Cardinal Health, Inc., Medline Industries, Inc., Hogy Medical, Multigate Medical Products, Mölnlycke Health Care and HARTMANN Group. In the United States, several of our distribution partners and GPOs are also competitors or are increasingly seeking to compete with us by direct sourcing their own products. In developing and emerging markets, we compete against reusable products, or low usage of infection prevention products, due in large part to limited awareness and education on infection prevention practices and products. The highly competitive environment requires us to seek out technological innovations and to market our products effectively. Our products face competition from other brands that may be less expensive than our products and from other companies that may have more resources than we do. Competitive factors include price, alternative clinical practices, innovation, quality and reputation. To successfully compete, we must demonstrate that our products offer higher quality, more innovative features or better value versus other products.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. In our Global Products business, we are focused on maintaining our market position by providing innovative customer-preferred product enhancements, with a particular focus on the operating room. Leveraging customer insights and our vertically integrated manufacturing capabilities, we seek to continuously improve our product designs, specifications and features to deliver cost efficiencies while improving healthcare worker and patient protection. We continuously refresh our surgical drape and gown portfolio to ensure that our products are aligned with the latest medical and procedural standards. Our research team works with healthcare providers to develop and design exam glove and apparel portfolios that optimize comfort and fit and provide cost-effective infection prevention solutions for use throughout the hospital. We are also investing in new categories and solutions that complement our technical expertise and existing intellectual property. We are particularly focused on those new categories that we believe will leverage our existing scalable technology platforms as well as our sales and marketing expertise.
Intellectual Property
Patents, trademarks and other proprietary rights are very important to the growth of our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations and licensing opportunities to maintain and improve our competitive position.
On a regular basis, we review third-party proprietary rights, including patents and patent applications, as available, in an effort to develop an effective intellectual property strategy, avoid infringement of third-party proprietary rights, identify licensing opportunities, and monitor the intellectual property owned by others.
We have approximately 990 patents and patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical and infection protection products and currently have over 100 issued patents in the U.S. and over 450 issued patents in countries outside the U.S. These patents generally expire between 2019 and 2035. We do not license any patents from third parties that are material to our business.
We also file patent applications for innovative product lines and solutions that result from our technical expertise. In order to protect our ongoing research & development investments, we have 65 pending patent applications in the U.S. and 325 pending patent applications in countries outside of the U.S.

With respect to trademarks, we have approximately 1,000 trademarks and trademark applications pending in the United States and other countries that are used to designate or identify our company or products. We have over 100 U.S. registration trademarks and over 700 registered trademarks outside of the U.S.. We also have 28 pending trademark applications in the U.S. and 150 trademark applications filed outside of the U.S.
Since the Halyard acquisition, we have and will continue to distribute products bearing the well-known “Halyard” brand. Other well-known registered trademarks we use include Aero Blue, Quick Check, Smart-Fold, One Step, Purple, Purple Nitrile, and Purple Nitrile-Xtra.
We consider the patents and trademarks which we own and the trademarks under which we sell certain of our products, as a whole, to be material to our business. However, we do not consider our business to be materially dependent upon any individual patent or trademark.
Regulation
The development, manufacture, marketing, sale, promotion and distribution of our products, as well as the provision of logistics and services in the healthcare industry are subject to comprehensive regulation by federal, state and local government agencies. Government regulation by various national, regional, federal, state and local agencies, globally, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage and disposal practices.
Our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, as well as laws and regulations data privacy laws (including the General Data Protection Regulation) that require safeguards for the protection of healthcare and other personal data. In addition, we are subject to laws and regulations that seek to prevent corruption and bribery in the marketplace (including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act, which provide guidance on corporate interactions with government officials) as well as laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback and false claims laws in the United States.
We must also comply with laws and regulations, including those governing operations, storage, transportation, manufacturing, sales, safety and security standards for each of our manufacturing and distribution centers, of the Food and Drug Administration, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency, the Department of Homeland Security, the Occupational Safety and Health Administration, and state boards of pharmacy, or similar state licensing boards and regulatory agencies.
Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. We believe we are in material compliance with all statutes and regulations applicable to our operations.
Our operations outside the U.S. are subject to local, country and European-wide regulations, including those promulgated by the European Medicines Agency (EMA) and the Medical Devices Directive. In addition, quality requirements are imposed by healthcare industry manufacturers and pharmaceutical companies which audit our operations on a regular basis. Each of our manufacturing locations are licensed or registered with the appropriate local authority. In addition, our logistics centers are licensed to distribute medicinal, medical and surgical supplies, as well as certain pharmaceutical and related products, according to the country-specific requirements. Our logistics centers in Europe are able to store ambient, cold-chain or deep frozen products, are licensed to distribute narcotic and other pharmaceutical products included in clinical trials and are licensed for secondary packaging activities for medicinal products. Movianto, our European logistics business, is also ISO 9001:2015 certified across the entire enterprise and ISO 13485:2003 certified at certain facilities. We believe we are in material compliance with all applicable statutes and regulations, as well as prevailing industry best practices, in the conduct of our business operations outside of the United States.
Since we market our products worldwide, certain products of a local nature and variations of product lines must also meet other local regulatory requirements. Certain additional risks are inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action. Demand for many of our existing and new medical devices is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Statutory and regulatory requirements for Medicaid, Medicare, and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our business, results of operations, financial condition and cash flows. Any reduction in the amount of reimbursements received by our customers could harm our business by reducing their selection of our products and the prices they are willing to pay.
Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. We believe we are in material compliance with all statutes and regulations applicable to our operations.
Employees
At the end of 2018, we employed approximately 6,700 full- and part-time teammates in the U.S. and 11,200 outside of the U.S. Most of our teammates outside the U.S. are covered by collective bargaining agreements. We continue to have positive relationships with teammates and works councils.
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
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by pricing pressure which accelerated in 2017 and continued into 2018 and put further margin pressure on our business. We expect this margin pressure to continue. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain third-party logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses. These competitive pressures could have a material adverse effect on our results of operations and financial condition.
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

We have significant concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations.
In 2018, our top ten customers in the United States represented approximately 23% of our consolidated net revenue. In addition, in 2018, approximately 72% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.
Our operating income is dependent on certain significant domestic suppliers.
In the United States, we distribute products from nearly 1,400 suppliers and are dependent on these suppliers for the continuing supply of products. In 2018, sales of products of our ten largest domestic suppliers accounted for approximately 47% of consolidated net revenue. In the Global Solutions segment, sales of products supplied by Medtronic, Johnson & Johnson and Becton Dickinson accounted for approximately 10%, 7% and 7% of our consolidated net revenue for 2018, respectively. In addition, combined sales of products supplied by Medline Industries and Cardinal Health, both of which are also our competitors, accounted for approximately 11% of our consolidated net revenue for 2018. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations and financial condition.
Our inability to adequately integrate acquisitions could have a material adverse effect on our operation.
In connection with our growth strategy, we from time to time acquire other businesses, including recently, the Halyard acquisition (Halyard) and Byram Healthcare (Byram), that we believe will expand or complement our existing businesses and operations. The integration of acquisitions involves a number of significant risks, which may include but are not limited to, the following:

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

•	Unanticipated expenses incurred or charges to earnings based on unknown circumstances or liabilities;

•	Failure to realize the synergies and other benefits we expect from the acquisition at the pace we anticipate;

•	General economic conditions in the markets in which the acquired businesses operate;

•	Difficulties encountered in conducting business in markets where we have limited experience and expertise;

•	Failure to fully integrate Information Technology;

•	Inadequate indemnification from the seller; and

•	Failure of the seller to perform under the transition services agreement.

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
Our global operations involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:

•	Lack of familiarity with and expertise in conducting business in foreign markets;

•	Foreign currency fluctuations and exchange risk;

•	Unexpected changes in foreign regulations or conditions relating to labor, the economic or political environment, and social norms or requirements;

•	Adverse tax consequences and difficulties in repatriating cash generated or held abroad;

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
A large percentage of our revenue is derived in the United States. We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; reductions in Medicare and Medicaid reimbursement levels; consolidation of competitors, suppliers and customers; a shift in healthcare provider venues from acute care settings to clinics, physician offices and home care; and the development of larger, more sophisticated purchasing groups. All of these changes place additional financial pressure on healthcare provider customers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our business, results of operations and financial condition.
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
We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations. Violations of federal (such as the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA), state or foreign laws (such as the European Union’s General Data Protection Regulation, as amended, or GDPR) concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.
We may not be able to generate sufficient cash to service our debt and other obligations.
As of December 31, 2018, on a consolidated basis we had approximately $1.7 billion of aggregate principal amount of secured indebtedness as well as approximately $270 million in obligations under our leasing arrangements and $374.7 million of undrawn availability under our credit facilities. Our ratio of total debt to total shareholders’ equity as of December 31, 2018 was approximately 324%.
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
If we are unable to service our debt obligations from cash flows, we may need to refinance all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt will depend upon our financial condition or the condition of the capital markets at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.
We may not be able to refinance, extend or repay our substantial indebtedness which would have a material adverse affect on our financial condition.
Our 2021 Notes and our 2024 Notes become due and payable on September 2021 and December 2024, respectively. We anticipate that we will need to raise capital in order to repay the 2021 Notes and/or the 2024 Notes. As of December 31, 2018, we owed $275 million under our 2021 Notes and $275 million under our 2024 Notes. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. Additionally, our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the term A loans and the term B loans thereunder, that, if as of the date 91 days prior to the maturity date of our 2021 Notes or the 2024 Notes, respectively, all outstanding amounts under the 2021 Notes and the 2024 Notes, respectively, have not been paid in full, then all amounts due with respect to the revolving loans, the term A loans and the term B loans will become due and payable on the maturity dates of the 2021 Notes and 2024 Notes, respectively. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.
Our Global Products segment is exposed to price fluctuations of key commodities, which may negatively impact our results of operations.
Our Global Products Segment relies on product inputs, such as polypropylene and nitrile, as well as other commodities, in the manufacture of its products. Prices of these commodities are volatile and have fluctuated significantly in recent years, which may contribute to fluctuations in our results of operations. The ability to hedge commodity prices is limited. Furthermore, due to competitive dynamics, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Certain borrowings under our credit agreements bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease.

Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.
The indentures that govern our existing notes and our credit facilities contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.
Our credit facilities and the indentures governing our existing notes include restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in mergers, consolidations and liquidations; make asset dispositions, restricted payments and investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. Under our credit facilities, we are subject to financial covenants that require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition and limit our capital expenditures.
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

An interruption in the ability of the our business to manufacture products may have a material adverse effect on our business.
We manufacture the majority of our products in eight facilities, three in the United States, one each in Thailand, Ireland and Honduras and two in Mexico. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at previous levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An inability to obtain key components, raw materials or manufactured products from third parties may have a material adverse effect on our Global Products segment.
Our Global Products segment depends on the availability of various components, raw materials and manufactured products supplied by others for its operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, that could negatively impact our ability to manufacture or deliver our products and could lead to exposure to regulatory actions. Further, for quality assurance or cost effectiveness, we have purchased from sole suppliers certain components and raw materials such as polymers used in our products, and we expect to continue to purchase these components and raw materials from these sole suppliers. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the U.S. Food and Drug Administration (FDA) and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects the ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

We may incur product liability losses, litigation liability, product recalls, safety alerts or regulatory action associated with the products that we source, assemble, manufacture and sell which can be costly and disruptive to our business.
The risk of product liability claims is inherent in the design, assembly, manufacture and marketing of the medical products of the types we sell. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to the products that we source, assemble, manufacture or sell, including physician technique and experience in performing the relevant surgical procedure, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or information.
In addition to product liability claims and litigation, an unsafe condition or injury to, or death of, a patient associated with our products could lead to a recall of, or issuance of a safety alert relating to, our products, or suspension or delay of regulatory product approvals or clearances, product seizures or detentions, governmental investigations, civil or criminal sanctions or injunctions to halt manufacturing and distribution of our products. Any one of these could result in significant costs and negative publicity resulting in reduced market acceptance and demand for our products and harm its reputation. In addition, a recall or injunction affecting our products could temporarily shut down production lines or place products on a shipping hold.
All of the foregoing types of legal proceedings and regulatory actions are inherently unpredictable and, regardless of the outcome, could disrupt our business, result in substantial costs or the diversion of management attention and could have a material adverse effect on our results of operations, financial condition and cash flows.

We must obtain clearance or approval from the appropriate regulatory authorities prior to introducing a new product or a modification to an existing product. The regulatory clearance process may result in substantial costs, delays and limitations on the types and uses of products we can bring to market, any of which could have a material adverse effect on our business.
In the United States, before we can market a new product, or a new use of, or claim for, or significant modification to, an existing product, we generally must first receive clearance or approval from the FDA and certain other regulatory authorities. Most major markets for medical products outside the United States also require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining regulatory clearances and approvals to market a medical product can be costly and time consuming, involve rigorous pre-clinical and clinical testing, require changes in products or result in limitations on the indicated uses of products. We cannot assure you that these clearances and approvals will be granted on a timely basis, or at all. In addition, once a medical product has been cleared or approved, a new clearance or approval may be required before it may be modified, its labeling changed or marketed for a different use. Medical products are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. Furthermore, a product approval or clearance can be withdrawn or limited due to unforeseen problems with the medical product or issues relating to its application. The regulatory clearance and approval process may result in, among other things, delayed, if at all, realization of product net sales, substantial additional costs and limitations on the types of products we may bring to market or their indicated uses, any one of which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be unable to realize anticipated cost savings and efficiency and productivity gains or may incur additional and/or unexpected costs in order to realize them.

In the first quarter of 2017, we unveiled our Rapid Business Transformation (RBT) process to reduce expenses, increase efficiency and productivity and add significant operating income (to replace lost margin). Throughout 2017 and 2018, the RBT process identified and implemented initiatives designed to drive better earnings and cash flow through efficiency and productivity gains, expense reduction and diversification of our business. We have transitioned away from using the term “RBT” and now have the initiatives directly managed by our business units and their respective operating plans. However, our expectations pertaining to cost savings and efficiency and productivity increases are inherently estimates that are difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected or any actual run-rate cost savings or efficiency and productivity gains. A variety of factors could cause us not to realize some or all of the expected cost savings, including, among others, macroeconomic conditions, regulatory changes, delays in the anticipated timing of activities related to our cost savings programs, lack of sustainability in cost savings over time, unexpected costs associated with operating our business and our ability to achieve the efficiencies contemplated by the cost savings initiative. We may be unable to realize all of these cost savings within the expected timeframe, or at all, and we may incur additional or unexpected costs in order to realize them.
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
Our investment in Fusion5 has not yet generated revenue and may continue to incur losses.

Fusion5 is a new enterprise with limited operating history. In 2018, Fusion5 began managing bundled payment episodes under the BCPI-A program. As of December 31, 2018, Fusion5 had not generated revenue and had incurred losses. Due to the nature of the BPCI-A program and Fusion5’s contracts with Centers for Medicare and Medicaid Services (CMS) and healthcare providers, the timing of payments to Fusion5 may differ from our expectations. Additionally, changes to the BPCI-A program by CMS with respect to payment timing could have a material adverse effect on our financial results.

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
We rely on information systems to receive, process, analyze and manage data in distributing thousands of inventory products to customers from numerous distribution and logistics centers. These systems are also relied upon for billings to and collections from customers, as well as the purchase of and payment for inventory and related transactions from our suppliers. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers. Our business and results of operations may be materially adversely affected if systems are interrupted or damaged by unforeseen events (including cyber-attacks) or fail to operate for an extended period of time, or if we fail to appropriately enhance our systems to support growth and strategic initiatives.
In Europe, our distribution and logistics services include acting as the primary billing, order-to-cash and collections function for many of our customers. These services rely on the performance and upkeep of our information systems. If our information systems are interrupted, damaged or fail to operate, our customers could be negatively impacted which could have a material adverse effect on our results of operations.
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

We operate within the European Union (the E.U.), including the United Kingdom (the U.K.). The U.K.’s anticipated exit from the E.U. (commonly referred to as Brexit) and the resulting significant change to the U.K.’s relationship with the E.U. and with countries outside the E.U. (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the E.U. and otherwise negatively impact our operations in Europe. The U.K. is currently negotiating the terms of Brexit, with the U.K. due to exit the E.U. on March 29, 2019. In November 2018, the U.K. and the E.U. agreed upon a draft Withdrawal Agreement that set out the terms governing the U.K.’s departure, including, among other things, a transition period to allow for a future trade deal to be agreed upon. As the draft Withdrawal Agreement was rejected by the U.K. Parliament on January 15, 2019, there is significant uncertainty about the terms and timing under which the U.K. will leave the E.U. It is possible that Brexit will result in our U.K. and E.U. operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. leaves the E.U. with no agreement (a hard Brexit), there may be additional adverse impacts on immigration and trade between the U.K. and the E.U. or countries outside the E.U. Such impacts could have an adverse effect on our business and results of operations. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the U.K. and the E.U. reach to provide access to each other’s respective markets.

Owens & Minor’s continued success is substantially dependent on positive perceptions of Owens & Minor’s reputation.

One of the reasons why customers choose to do business with us and why teammates choose us as a place of employment is the reputation that we have built over many years. To be successful in the future, the Company must continue to preserve, grow and leverage the value of our brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to adverse effects on our business, financial condition and results of operations.

We may experience competition from third-party online commerce sites.

Traditional distribution relationships are being challenged by online commerce solutions. Such competition will require us to cost-effectively adapt to changing technology, to continue to provide enhanced service offerings and to continue to differentiate our business (including with additional value-added services) to address demands of consumers and customers on a timely basis. The emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business.

Audits by tax authorities could result in additional tax payments for prior periods, and tax legislation could materially adversely affect our financial results and tax liabilities.

The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by
non-U.S. tax authorities. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.

We are subject to the tax laws and regulations of the U.S. federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives. On December 22, 2017, U.S. government enacted legislation referred to as the Tax Cuts and Jobs Act (Tax Act), which significantly revises the Internal Revenue Code of 1986, as amended. We have recorded an amount of income tax to reflect the impact of the law change based on management’s interpretation of the new legislation. It continues to remain uncertain if and to what extent various states will conform to the newly enacted federal tax law.

In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, they can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Recent significant changes to our executive leadership team and any future loss of members of such team, and the resulting management transitions might harm our future operating results.

We have recently experienced significant changes to our executive leadership team. In 2018, we replaced our Chief Executive Officer & President, our Chief Financial Officer and our Executive Vice President - North American Operations. These types of management changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new executive leadership team members within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business.

Our goodwill may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. As a result of interim impairment tests performed during 2018, we recorded an impairment loss related to goodwill of $423.1 million. We may be further required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including, but not limited to:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	changes in government or legislation;

•	our financial condition, results of operations and cash flows and prospects;

•	stock repurchases;

•	activism by any single large shareholder or combination of shareholders;

•
any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities in areas where we do business.

In addition, the NYSE can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NYSE. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our Global Solutions segment operated 47 distribution centers as well as office and warehouse space across the United States as of December 31, 2018. We leased all of the centers from unaffiliated third parties with the exception of one location which we own. We also leased customer service centers as well as small offices for sales personnel across the United States. In addition, we leased space on a temporary basis from time to time to meet our inventory storage needs. Our European properties span 12 countries and included 19 logistics centers (17 leased and 2 owned) and seven transport depots (leased). We also leased office space in Ireland.
At December 31, 2018, our Global Products segment operated facilities located throughout the world that handle manufacturing production, assembly, research, quality assurance testing, distribution and packaging of our products. Our principal facilities include production (3 owned and 2 leased) in Mexico, United States, Thailand and Honduras, distribution (five leased) in the United States, Canada and India, and office space leased in Europe, North America, and Asia. We also operate two kitting facilities in the United States (one leased and one owned) and one in Europe (owned).
We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia. In addition, we lease our Client Engagement Center (CEC) in Richmond, Virginia designed to support standardization and enhanced service to customers.
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
Part II

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 15, 2019, there were approximately 3,037 common shareholders of record. We believe there are an estimated additional 28,354 beneficial holders of our common stock. See Selected Quarterly Financial Information in Item 15 of this report for high and low closing sales prices of our common stock and quarterly cash dividends per common share and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.

5-Year Total Shareholder Return
The following performance graph compares the performance of our common stock to the Standard & Poor's Composite-500 Index (S&P 500 Index) and the Standard & Poor's Composite-500 Healthcare Index (S&P 500 Healthcare Index), an independently prepared index that includes more than 50 companies in the healthcare industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2013, and that all dividends were reinvested.

	Base Period	Years Ended
Company Name / Index	12/2013	12/2014	12/2015	12/2016	12/2017	12/2018
Owens & Minor, Inc.	$100.00	$98.9	$104.3	$105.2	$58.5	$20.8
S&P 500 Index	100.00	113.7	115.3	129.1	157.2	150.3
S&P 500 Healthcare	100.00	125.3	134.0	130.4	159.2	169.4
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
We did not repurchase any shares during the year ended December 31, 2018.

Item 6. Selected Consolidated Financial Data
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Summary of Operations:
Net revenue	$9,838,708	$9,318,275	$9,723,431	$9,772,946	$9,440,182
Net income (loss)	$(437,012)	$72,793	$108,787	$103,409	$66,503

Per Common Share:
Net income (loss) per share—basic and diluted	$(7.28)	$1.20	$1.76	$1.65	$1.06
Cash dividends	$0.86	$1.03	$1.02	$1.01	$1.00
Stock price at year end	$6.33	$18.88	$35.29	$35.98	$35.11

Summary of Financial Position:
Total assets	$3,773,788	$3,376,293	$2,717,752	$2,773,776	$2,729,963
Cash and cash equivalents	$103,367	$104,522	$185,488	$161,020	$56,772
Total debt	$1,681,172	$917,363	$569,387	$573,522	$609,173
Total equity	$518,419	$1,015,479	$960,038	$992,590	$990,838

Selected Ratios:
Gross margin as a percent of revenue	13.89%	12.58%	12.21%	12.43%	12.39%
Distribution, selling and administrative expenses as a percent of revenue	12.83%	10.91%	9.98%	10.17%	10.42%
Operating income (loss) as a percent of revenue	(3.99)%	0.96%	2.05%	2.05%	1.69%
Days sales outstanding (DSO) (6)	28.5	28.7	23.1	21.0	22.1
Average annual inventory turnover (7)	7.4	8.5	9.2	9.4	10.1
(1) We incurred charges of $62.2 million ($49.1 million after tax, or $0.80 per diluted common share) associated with acquisition-related and exit and realignment activities in 2018, $3.5 million ($2.8 million after tax, or $0.04 per diluted common share) in software as a service implementation costs, $27.1 million ($21.4 million after tax, or $0.33 per common share) associated with fair value adjustments related to purchase accounting, and $439.6 million ($406.9 million after tax, or $6.81 per diluted common share) associated with goodwill and intangible asset impairment charges. See Notes 3, 8 and 9 of Notes to Consolidated Financial Statements.
(2) We incurred charges of $60.7 million ($38.5 million after tax, or $0.65 per diluted common share) associated with acquisition-related and exit and realignment activities in 2017 and $13.4 million ($9.6 million after tax, or $0.16 per diluted common share) in software as a service implementation costs. We also recognized a $3.4 million tax benefit ($0.06 per diluted share) associated with the release of an income tax valuation allowance and a $34.6 million ($0.58 per diluted common share) tax benefit associated with the estimated benefits under the Tax Cuts and Jobs Act. See Notes 3, 9 and 14 of Notes to Consolidated Financial Statements.
(3) We incurred charges of $24.7 million ($17.8 million after tax, or $0.29 per diluted common share) associated with acquisition-related and exit and realignment activities in 2016 . See Notes 3 and 9 of Notes to Consolidated Financial Statements.
(4) We incurred charges of $28.4 million ($23.4 million after tax, or $0.37 per diluted common share) associated with acquisition-related and exit and realignment activities in 2015. We also recognized a gain of $1.5 million ($1.5 million after tax, or $0.02 per diluted common share) associated with the partial recovery of a 2014 contract claim settlement.
(5) We incurred charges of $42.8 million ($35.3 million after tax, or $0.56 per common share) associated with acquisition-related and exit and realignment activities in 2014, a loss on estimated contract claim settlement of $3.9 million ($3.9 million after tax, or $0.06 per common share), a net gain of $3.7 million ($4.7 million after tax, or $0.07 per common share) associated with fair value adjustments related to purchase accounting, and a loss on early retirement of debt of $14.9 million ($9.1 million after tax or $0.14 per common share).

(6) Based on year end accounts receivable and net revenue for the fourth quarter of the year. Changes in DSO since December 31, 2017 are also affected by the 2018 Halyard acquisition.
(7) Based on average annual inventory and cost of goods sold for the respective year. Changes in shipping terms with certain of our suppliers have contributed to increased inventory and accounts payable and had an unfavorable impact on inventory turnover. Changes in inventory turnover since December 31, 2017 are also affected by the 2018 Halyard acquisition.

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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. In 2018, we have made changes to the leadership team, organizational structure, budgeting and financial reporting processes which required changes to segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) manufactures and sources medical surgical products through our production and kitting operations. Beginning with the quarter ended March 31, 2018, we now report financial results using this two segment structure and have recast prior year segment results on the same basis. Segment financial information is provided in Note 20 of Notes to Consolidated Financial Statements included in this annual report.
On April 30, 2018 (the Closing Date), we completed the acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its information technology (IT) systems in exchange for $758 million, net of cash acquired. The Halyard business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
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

Financial Highlights.
The following table provides a reconciliation of reported operating income (loss), net income (loss) and diluted net income (loss) per common share to non-GAAP measures used by management:

	For the years ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
Operating income (loss), as reported (GAAP)	$(392,174)	$89,251	$199,599
Intangible amortization (1)	36,514	16,402	10,002
Goodwill and intangible asset impairment charges (2)	439,613	—	—
Acquisition-related and exit and realignment charges (3)	62,200	60,707	24,675
Fair value adjustments related to purchase accounting (4)	27,088	—	—
Other (5)	3,532	13,432	—
Operating income, adjusted (non-GAAP) (Adjusted Operated Income)	$176,773	$179,792	$234,276

Net income (loss) as reported (GAAP)	$(437,012)	$72,793	$108,787
Intangible amortization (1)	36,514	16,402	10,002
Income tax expense (benefit) (6)	(7,677)	(5,214)	(2,592)
Goodwill and intangible asset impairment charges (2)	439,613	—	—
Income tax expense (benefit) (6)	(32,729)	—	—
Acquisition-related and exit and realignment charges (3)	62,200	60,707	24,675
Income tax expense (benefit) (6)	(13,079)	(22,200)	(6,835)
Fair value adjustments related to purchase accounting (4)	27,088	—	—
Income tax expense (benefit) (6)	(5,696)	—	—
Other (5)	3,532	13,432	—
Income tax expense (benefit) (6)	(743)	(3,792)	—
Tax adjustments (7)	(1,596)	(34,591)	—
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$70,415	$97,537	$134,037

Net income (loss) per diluted common share, as reported (GAAP)	$(7.28)	$1.20	$1.76
Intangible amortization (1)	0.47	0.18	0.12
Goodwill and intangible asset impairment charges (2)	6.81	—	—
Acquisition-related and exit and realignment charges (3)	0.80	0.65	0.29
Fair value adjustments related to purchase accounting (4)	0.33	—	—
Other (5)	0.04	0.16	—
Tax adjustments (7)	(0.02)	(0.58)	—
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$1.15	$1.61	$2.17
Net income (loss) per diluted share was $(7.28) for the year ended December 31, 2018, a decline of $8.48 compared to 2017. Adjusted EPS (non-GAAP) was $1.15 for the year ended December 31, 2018, a decline of $0.46 over the prior year. Global Solutions segment operating income was $104.1 million for 2018, compared to $141.1 million for 2017. The declines were a result of a decline in distribution revenues, continued pressure on distribution margins, warehouse inefficiencies in certain of our facilities, increased expenses incurred for the development of new customer solutions, and higher severance and restricted stock expense which were partially offset by positive contributions from Byram Healthcare (acquired in August 2017). Global Products segment operating income was $75.7 million for 2018, compared to $38.5 million for 2017. The increase was a result of the contributions from Halyard (acquired in April 2018).

Use of Non-GAAP Measures
Adjusted Operating Income, Adjusted Net Income and Adjusted EPS are alternative views of performance used by management, and we believe that investors' understanding of our performance is enhanced by disclosing these performance measures. In general, the measures exclude items and charges that (i) management does not believe reflect our core business and relate more to strategic, multi-year corporate activities; or (ii) relate to activities or actions that may have occurred over multiple or in prior periods without predictable trends. Management uses these non-GAAP financial measures internally to evaluate our performance, evaluate the balance sheet, engage in financial and operational planning and determine incentive compensation.
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
The following items have been excluded in our non-GAAP financial measures:
(1) Intangible amortization includes amortization of intangible assets established during purchase accounting for business combinations. These amounts are highly dependent on the size and frequency of acquisitions and are being excluded to allow for a more consistent comparison with forecasted, current and historical results and the results of our peers.
(2) Goodwill and intangible assets impairment charges were $423.1 million and $16.5 million, respectively. The charges resulted from our second and fourth quarter goodwill and intangible asset impairment testing performed as a result of a decline in market capitalization of the Company and lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which have caused us to revise our expectations with regard to future performance.
(3) Acquisition-related charges, pre-tax, were $45.3 million in 2018, $17.3 million in 2017 and $1.2 million in 2016. Acquisition related expenses in 2018 consist primarily of transition and transaction costs for the Halyard acquisition. Expenses in 2017 consisted of transaction costs for the Byram and Halyard acquisitions. Charges in 2016 consisted of costs incurred to settle certain obligations and address other remaining matters associated with the acquisitions of ArcRoyal and Medical Action which were partially offset on a year-to-date basis by the first quarter gain on sale of property acquired with Medical Action.
Exit and realignment charges, pre-tax, were $16.9 million in 2018, $43.4 million in 2017, and $23.5 million in 2016. Amounts in 2018 and 2017 were associated with severance from reduction in force and other employee costs associated with the establishment of our client engagement centers, the writedown of information system assets which are no longer used and other IT restructuring charges. Additionally, expenses in 2017 were associated with the transition of our Rapid Business Transformation process. Charges in 2016 were associated with severance activities (including our voluntary employee separation program in the first quarter of 2016), and other costs associated with our strategic organizational realignment which include information technology asset write-offs, certain professional fees and costs to streamline administrative functions and processes in the United States and Europe. Further information regarding these items is included in Note 9 of Notes to Consolidated Financial Statements.
(4) 2018 includes an incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the Halyard acquisition.
(5) Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(6) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes
(7) Includes tax adjustments primarily associated with the benefits under the Tax Cuts and Jobs Act.
More information about these charges is provided in Notes 3, 9 and 14 of Notes to Consolidated Financial Statements included in this annual report.

Results of Operations
2018 compared to 2017

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Global Solutions	$9,188,066	$9,186,018	$2,048	—%
Global Products	1,111,322	504,026	607,296	120.5%
Inter-segment	(460,680)	(371,769)	(88,911)	23.9%
Net revenue	$9,838,708	$9,318,275	$520,433	5.6%
Consolidated net revenue increased primarily as a result of the acquisition of Byram in August 2017, which contributed revenue growth of $340.1 million to Global Solutions offset by reduced revenues from lost distribution customers, and the acquisition of Halyard on April 30, 2018, which contributed revenue of $663.6 million to Global Products. The changes from prior year also included a favorable impact from foreign currency translation of $19.7 million.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Cost of goods sold	$8,471,745	$8,146,409	$325,336	4.0%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products business. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix within our products and solutions businesses.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Gross margin	$1,366,963	$1,171,866	$195,097	16.6%
As a % of net revenue	13.89%	12.58%
Gross margin included positive contributions from Byram and Halyard, increased revenues for fee-for-service business, and favorable impact from foreign currency translation of $12.2 million; which were partially offset by lower distribution revenues and a decline in distribution margins. With ongoing customer cost pressures and competitive dynamics in healthcare, we expect margin pressure in our distribution business to continue.
We value distribution inventory held in the United States under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 28 basis points higher in 2018 and 4 basis points higher in 2017.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Distribution, selling & administrative expenses	$1,261,748	$1,016,978	$244,770	24.1%
As a % of net revenue	12.83%	10.91%
Other operating (income) expense, net	$(4,424)	$4,930	$(9,354)	(189.7)%
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
Overall DS&A expenses compared to prior year reflected increased expenses related to Byram and Halyard, higher distribution warehouse and delivery expenses, and increased expenses incurred for the development of new customer solutions, as well as unfavorable foreign currency translation impacts of $12.1 million. The change in other operating (income) expense, net was attributed primarily to lower software as a service implementation expenses and higher foreign currency transaction gains compared to prior year.
A discussion of the goodwill and intangible asset impairment charges and acquisition-related and exit and realignment charges is included above in the Overview section.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Interest expense, net	$77,021	$31,773	$45,248	142.4%
Effective interest rate	5.30%	4.34%

Interest expense was higher than prior year as a result of borrowings under our revolving credit facility and new term loans in connection with the Halyard Acquisition. See Note 10 in Notes to Consolidated Financial Statements.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Income tax (benefit) provision	$(32,183)	$(15,315)	$(16,868)	(110.1)%
Effective tax rate	6.9%	(26.6)%

The change in the effective tax rate resulted primarily from goodwill and intangible asset impairment charges in 2018 which were mostly not deductible for income tax purposes and an income tax benefit in 2017 of $35 million associated with the estimated benefits under the Tax Cuts and Jobs Act which did not reoccur in 2018.
2017 compared to 2016

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Global Solutions	$9,186,018	$9,535,248	$(349,230)	(3.7)%
Global Products	504,026	539,580	(35,554)	(6.6)%
Inter-segment	(371,769)	(351,397)	(20,372)	5.8%
Net revenue	$9,318,275	$9,723,431	$(405,156)	(4.2)%
Consolidated net revenue for the year ended December 31, 2017,was affected primarily by the exit of a large domestic customer in 2016, lower growth with existing domestic customers and an unfavorable foreign currency translation impact of $4.0 million for the year. Byram contributed $209 million in revenue to the Global Solutions segment in 2017. A decrease in sales of our sourced products primarily contributed to the year over year change in the Global Products segment.

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
We value distribution inventory held in the United States under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 4 basis point higher in 2017 and 1 basis point lower in 2016.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2017	2016	$	%
Distribution, selling & administrative expenses	$1,016,978	$970,424	$46,554	4.8%
As a % of net revenue	10.91%	9.98%
Other operating (income) expense, net	$4,930	$(7,388)	$12,318	166.7%
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
The change in the effective tax rate compared to 2016 resulted from the release of a $3.4 million income tax valuation allowance in Europe and an income tax benefit of $35 million associated with the estimated benefits under the Tax Cuts and Jobs Act. This benefit reflects the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, partially offset by a one-time transition tax on our unremitted foreign earnings and profits. Excluding the effect of tax reform and the release of the valuation allowance, the effective tax rate was 39.5% for 2017.
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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payment to suppliers. Changes in shipping terms with certain of our suppliers have contributed to increased inventory and accounts payable and had an unfavorable impact on inventory turnover. Changes in DSO and inventory turnover since December 31, 2017 are also affected by the 2018 Halyard acquisition.

	December 31,		Change
(Dollars in thousands)	2018	2017	$	%
Cash and cash equivalents	$103,367	$104,522	$(1,155)	(1.1)%
Accounts receivable, net	$823,418	$758,936	$64,482	8.5%
Days sales outstanding (1)	28.5	28.7
Merchandise inventories	$1,290,103	$990,193	$299,910	30.3%
Inventory turnover (2)	7.4	8.5
Accounts payable	$1,109,589	$947,572	$162,017	17.1%
(1) Based on year end accounts receivable and net revenue for the fourth quarter
(2) Based on average annual inventory and costs of goods sold for the years ended December 31, 2018 and 2017
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows:

	For the years ended December 31,
(Dollars in thousands)	2018	2017	2016
Net cash provided by (used for):
Operating activities	$115,589	$56,774	$187,695
Investing activities	(815,829)	(416,643)	(24,746)
Financing activities	701,071	272,806	(142,704)
Effect of exchange rate changes on cash	(1,986)	6,097	4,223
Increase (decrease) in cash and cash equivalents	$(1,155)	$(80,966)	$24,468
Cash provided by (used for) operating activities in 2018, 2017 and 2016 reflected fluctuations in net income along with changes in working capital.

Cash used for investing activities in 2018, 2017 and 2016 included capital expenditures of $65.7 million, $50.7 million and $30.1 million for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2018 included cash paid for the acquisition of Halyard of $758 million and in 2017 included cash paid for the acquisition of Byram Healthcare of $367 million. Cash used for investing activities in 2016 was partially offset by $5.4 million in proceeds from the sale of property.
Cash used in financing activities included dividend payments of $48.2 million, $63.2 million and $63.4 million and repurchases of common stock under our share repurchase programs for $5.0 million and $71.0 million in the years ended December 31, 2017 and 2016. In 2018 and 2017, cash provided by financing activities included proceeds from borrowings of $801.3 million and $354.6 million under our Credit Agreement. Financing activities in 2018 and 2017 also included the repayment of $16.3 million and $3.1 million in borrowings on our Credit Agreement.
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
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our credit ratings or debt to EBITDA ratio as defined by the Credit Agreement. Our Term B loan pays interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at December 31, 2018 is Eurocurrency Rate plus 2.00%.
On February 12, 2019, we entered into a Fourth Amendment to the Credit Agreement, dated as of July 27, 2017. The Fourth Amendment implements certain principal changes to the Credit Agreement, including reduction of the revolving loan facility to $400 million (from $600 million); amendment to the leverage and interest coverage financial covenants (through the maturity date of the Credit Agreement) and the definition of EBITDA; addition of an anti-cash hoarding covenant; amendments to certain negative covenants, including a reduction of certain baskets for restricted payments, prepayments of junior debt, asset sales, investments and capital expenditures; and removal of the incremental facility.

In connection with the Fourth Amendment, we amended our our Security Agreement to include additional Joining Subsidiaries (as defined) providing collateral for the benefit of the Secured Parties (as defined) and holders of our 2021 and 2024 Notes. Also in connection with the Fourth Amendment, we entered into a Fourth Supplemental Indenture pursuant to which the Joining Subsidiaries became guarantors of the Company’s obligations under the 2021 and 2024 Notes.
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

We paid cash dividends on our outstanding common stock at the rate of $0.26 per share for the first three quarters of 2018. The fourth quarter dividend of $0.075 was accrued at December 31, 2018 and paid in January 2019. Quarterly dividends paid in 2017 were $0.2575 per share and were $0.255 per share during 2016. In February 2019, the Board of Directors approved the first quarter dividend of $0.0025 per common share. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
In October 2016, the Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. However, our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares during 2018. At December 31, 2018, the remaining amount authorized for repurchase under this program was $94.0 million.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement (as amended), will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash and cash equivalents held by our foreign subsidiaries totaled $64.9 million and $79.1 million at December 31, 2018 and 2017. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized an amount for this one-time transition tax. The Company continues to remain permanently reinvested in its foreign subsidiaries, with the exception of our newly acquired subsidiary in Thailand. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities in which we assert permanent reinvestment. Management has no specific plans to indefinitely reinvest the unremitted earnings of our newly acquired foreign subsidiary located in Thailand as of December 31, 2018. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. The Company will continue to evaluate its foreign earnings repatriation policy in 2019 for all other foreign subsidiaries in which we operate.
Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Contractual Obligations
The following is a summary of our significant contractual obligations as of December 31, 2018:

(Dollars in thousands)	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt (1)	$2,102,428	$105,029	$504,834	$678,535	$814,030
Purchase obligations (2)	141,762	49,388	79,832	9,718	2,824
Operating leases (2)	251,748	64,082	95,618	46,340	45,708
Capital lease obligations (1)	25,479	5,735	5,744	4,003	9,997
Unrecognized tax benefits, net (3)	9,568	—	—	—	—
Other long-term liabilities (4)	74,670	3,478	7,061	6,926	57,205
Total contractual obligations	$2,605,655	$227,712	$693,089	$745,522	$929,764
(1) See Note 10 of Notes to Consolidated Financial Statements. Debt is assumed to be held to maturity with interest paid at the stated rate in effect at December 31, 2018.
(2) See Note 18 of Notes to Consolidated Financial Statements.

(3) We cannot reasonably estimate the timing of cash settlement for the liability associated with unrecognized tax benefits.
(4) Other long-term liabilities include estimated minimum required payments for our unfunded retirement plan for certain officers and retirees. See Note 12 of Notes to Consolidated Financial Statements. Certain long-term liabilities, including deferred tax liabilities and post-retirement benefit obligations, are excluded as we cannot reasonably estimate the timing of payments for these items.
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
Critical accounting policies are defined as those policies that relate to estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting policies and estimates include allowances for losses on accounts receivable, inventory valuation, accounting for goodwill and long-lived assets, self-insurance liabilities, supplier incentives, and business combinations.
Allowances for losses on accounts receivable. We maintain valuation allowances based upon the expected collectability of accounts and notes receivable. The allowances include specific amounts for accounts that are likely to be uncollectible, such as customer bankruptcies and disputed amounts, and general allowances for accounts that may become uncollectible. These allowances are estimated based on a number of factors, including industry trends, current economic conditions, creditworthiness of customers, age of the receivables, changes in customer payment patterns, and historical experience. At December 31, 2018, accounts receivable were $823.4 million, net of allowances of $19.6 million. An unexpected bankruptcy or other adverse change in the financial condition of a customer could result in increases in these allowances, which could have a material adverse effect on the results of operations.
Inventory valuation. Merchandise inventories are valued at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for distribution inventories in the U.S. and the first-in, first-out (FIFO) or weighted average cost method for all other inventories. An actual valuation of inventory under the LIFO method is made only at the end of the year based on the inventory levels and costs at that time. LIFO calculations are required for interim reporting purposes and are based on estimates of the expected mix of products in year-end inventory. In addition, inventory valuation includes estimates of allowances for obsolescence and variances between actual inventory on-hand and perpetual inventory records that can arise throughout the year. These estimates are based on factors such as the age of inventory and historical trends. At December 31, 2018, the carrying value of inventory was $1.29 billion, which is $146.5 million lower than the value of inventory had it all been accounted for on a FIFO basis.
Goodwill and long-lived assets. Goodwill represents the excess of consideration paid over the fair value of identifiable net assets acquired. Long-lived assets, which are a component of identifiable net assets, include intangible assets with finite useful lives, property and equipment, and computer software costs. Intangible assets with finite useful lives consist primarily of customer relationships, tradenames, and other intangibles acquired through business combinations. Certain assumptions and estimates are employed in determining the fair value of identifiable net assets acquired.
We evaluate goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test uses valuation techniques to determine fair value, including comparable multiples of reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $414.1 million at December 31, 2018.

Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2018, long-lived assets included property and equipment of $386.7 million, net of accumulated depreciation; intangible assets of $321.8 million, net of accumulated amortization; and computer software costs of $67.5 million, net of accumulated amortization.
We recorded $440 million in impairment losses related to goodwill and long-lived assets in 2018. The impairment review of goodwill and long-lived assets requires the extensive use of accounting judgment, estimates and assumptions. The application of alternative assumptions or inability to meet certain financial projections, could produce materially different results.
Self-insurance liabilities. We are self-insured for most employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to record additional expense that could have a material effect on the results of operations. Self-insurance liabilities recorded in our consolidated balance sheets for employee healthcare, workers’ compensation and automobile liability costs totaled $14.2 million at December 31, 2018 and $13.5 million at December 31, 2017.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $926 million in borrowings under our term loans, $210 million in borrowings under our revolving credit facility and $15 million in letters of credit under the Credit Agreement at December 31, 2018. After considering the effects of interest rate swap agreements entered into during July 2018, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7 million per year based on our borrowings outstanding and the effective interest rates at December 31, 2018.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.18 per gallon for 2018, an increase from $2.66 per gallon in 2017. Based on our fuel consumption in 2018, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.3 million on an annualized basis.
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are primarily denominated in the Euro, British Pound and Thai Baht. We may use

foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We are subject to price risk for our raw materials, the most significant of which relates to the cost of polypropylene and nitrile used in the manufacturing processes of our Global Products segment. Prices of the commodities underlying these raw materials are volatile and have fluctuated significantly in recent years and in the future may contribute to fluctuations in our results of operations. The ability to hedge these commodity prices is limited.
Item 8. Financial Statements and Supplementary Data
See Item 15. Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
On April 30, 2018, we completed our acquisition of the Halyard Surgical & Infection Prevention business. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we have excluded this acquisition, except for certain balances associated with purchase accounting, from our 2018 assessment of the effectiveness of our internal control over financial reporting since it was not practicable for management to conduct an assessment of internal control over financial reporting between the acquisition date and the date of management's assessment.
In connection with the Halyard acquisition, we entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, regulatory affairs and quality assurance, sales and marketing, information technology and other support services for a period of up to 18 months after the closing date. Management has established controls to mitigate the risk over financial reporting and will continue to monitor and evaluate the sufficiency of the controls. We are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of the Company's integration activities which may result in periodic changes. Such changes will be disclosed as required by applicable SEC guidance.
There has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 19, 2019, the Company announced that Edward A. Pesicka would become the Company’s Chief Executive Officer and President and be elected to the Company’s Board of Directors effective March 4, 2019, with the intention that the effectiveness of such appointment and election would follow the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).  The Company also announced on February 19, 2019 that its Board of Directors had approved an amendment to the Company’s Bylaws to increase the number of Directors from nine to ten effective upon Mr. Pesicka’s election to the Board.  However, in light of the delay in the filing of the Company’s 2018 10-K, the Company and Mr. Pesicka agreed to delay his employment as Chief Executive Officer and President and his election to the Board of Directors (as well as the amendment to the Bylaws) until March 7, 2019, the day following the date that the Company filed the 2018 10-K.  Additionally, the Company and Robert C. Sledd agreed to extend Mr. Sledd’s service as interim President and Chief Executive Officer until Mr. Pesicka joins the Company.

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
Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the COSO framework, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2018.
In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management determined that it would exclude the Halyard Surgical and Infection Prevention business, which was acquired on April 30, 2018, from the scope of the assessment of the effectiveness of our internal control over financial reporting. The reason for this exclusion is that we acquired the Halyard Surgical and Infection Prevention business in the second quarter of 2018 and it was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. Except for goodwill and intangible assets recorded by the Company in connection with the purchase of the Halyard Surgical and Infection Prevention business, management excluded the Halyard Surgical and Infection Prevention business from its assessment of internal control over financial reporting.  Excluding $322 million of goodwill and intangible assets (see Note 3 of Notes to the Consolidated Financial Statements), this acquisition represented $770 million of assets and $518 million of revenues (net of intercompany eliminations) as of and for the year ended December 31, 2018, of our consolidated financial statements. The Halyard Surgical and Infection Prevention business will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2019.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/     Robert C. Sledd
Robert C. Sledd, Chairman, Interim President & Chief Executive Officer

/s/ Robert K. Snead
Robert K. Snead, Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Owens & Minor, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired the Surgical & Infection Prevention business from Halyard Health Inc. (Halyard) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Halyard’s internal control over financial reporting associated with total assets of $770 million and total revenues of $518 million (net of intercompany eliminations) included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired Halyard business.
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

/s/ KPMG LLP

Richmond, Virginia
March 6, 2019

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers at the end of the electronic filing of this Form 10-K and the registrant’s 2019 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 6, 2018. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV
Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 80.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

Year ended December 31,	2018	2017	2016
Net revenue	$9,838,708	$9,318,275	$9,723,431
Cost of goods sold	8,471,745	8,146,409	8,536,121
Gross margin	1,366,963	1,171,866	1,187,310
Distribution, selling and administrative expenses	1,261,748	1,016,978	970,424
Goodwill and intangible asset impairment charges	439,613	—	—
Acquisition-related and exit and realignment charges	62,200	60,707	24,675
Other operating (income) expense, net	(4,424)	4,930	(7,388)
Operating income (loss)	(392,174)	89,251	199,599
Interest expense, net	77,021	31,773	27,057
Income (loss) before income taxes	(469,195)	57,478	172,542
Income tax (benefit) provision	(32,183)	(15,315)	63,755
Net income (loss)	$(437,012)	$72,793	$108,787

Net income (loss) per common share: basic and diluted	$(7.28)	$1.20	$1.76
Cash dividends per common share	$0.86	$1.03	$1.02
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year ended December 31,	2018	2017	2016
Net income (loss)	$(437,012)	$72,793	$108,787
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2018, 2017 and 2016)	(19,366)	43,060	(15,017)
Change in unrecognized net periodic pension costs (net of income tax of $1,377 in 2018, $6 in 2017, and $343 in 2016)	3,920	(857)	(727)
Net unrealized gain (loss) on derivative instruments and other (net of income tax of $1,831 in 2018, and $0 in 2017 and 2016)	(5,082)	196	86
Other comprehensive income (loss)	(20,528)	42,399	(15,658)
Comprehensive income (loss)	$(457,540)	$115,192	$93,129
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2018	2017
Assets
Current assets
Cash and cash equivalents	$103,367	$104,522
Accounts receivable, net	823,418	758,936
Merchandise inventories	1,290,103	990,193
Other current assets	321,690	328,254
Total current assets	2,538,578	2,181,905
Property and equipment, net	386,723	206,490
Goodwill, net	414,122	713,811
Intangible assets, net	321,764	184,468
Other assets, net	112,601	89,619
Total assets	$3,773,788	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$1,109,589	$947,572
Accrued payroll and related liabilities	48,203	30,416
Other current liabilities	314,219	331,745
Total current liabilities	1,472,011	1,309,733
Long-term debt, excluding current portion	1,650,582	900,744
Deferred income taxes	50,852	74,247
Other liabilities	81,924	76,090
Total liabilities	3,255,369	2,360,814
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding— 62,294 shares and 61,476 shares	124,588	122,952
Paid-in capital	238,773	226,937
Retained earnings	200,670	690,674
Accumulated other comprehensive loss	(45,612)	(25,084)
Total equity	518,419	1,015,479
Total liabilities and equity	$3,773,788	$3,376,293
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2018	2017	2016
Operating activities:
Net income (loss)	$(437,012)	$72,793	$108,787
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	101,927	59,443	55,393
Share-based compensation expense	16,376	11,911	12,042
Goodwill and intangible asset impairment charges	439,613	—	—
Deferred income tax (benefit) expense	(35,018)	(49,988)	4,218
Provision for losses on accounts receivable	9,430	2,674	377
Changes in operating assets and liabilities:
Accounts receivable	11,106	(100,010)	(25,244)
Merchandise inventories	(65,451)	(57,032)	22,589
Accounts payable	92,179	143,947	43,430
Net change in other assets and liabilities	(23,604)	(33,263)	(37,559)
Other, net	6,043	6,299	3,662
Cash provided by operating activities	115,589	56,774	187,695
Investing activities:
Acquisitions, net of cash acquired	(751,834)	(366,569)	—
Additions to computer software and intangible assets	(20,812)	(16,124)	(9,819)
Additions to property and equipment	(44,873)	(34,613)	(20,302)
Proceeds from sale of property and equipment	1,690	663	5,375
Cash used for investing activities	(815,829)	(416,643)	(24,746)
Financing activities:
Proceeds from issuance of debt	695,750	250,000	—
Proceeds from revolving credit facility	105,500	104,600	—
Repayment of debt	(16,250)	(3,125)	—
Financing costs paid	(28,512)	(1,798)	—
Cash dividends paid	(48,200)	(63,151)	(63,382)
Repurchases of common stock	—	(5,000)	(71,028)
Other, net	(7,217)	(8,720)	(8,294)
Cash provided by (used for) financing activities	701,071	272,806	(142,704)
Effect of exchange rate changes on cash and cash equivalents	(1,986)	6,097	4,223
Net (decrease) increase in cash and cash equivalents	(1,155)	(80,966)	24,468
Cash and cash equivalents at beginning of year	104,522	185,488	161,020
Cash and cash equivalents at end of year	$103,367	$104,522	$185,488
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2015	62,803	$125,606	$211,943	$706,866	$(51,825)	$992,590
Net income				108,787		108,787
Other comprehensive loss					(15,658)	(15,658)
Dividends declared ($1.02 per share)				(63,212)		(63,212)
Shares repurchased and retired	(2,045)	(4,091)		(66,937)		(71,028)
Share-based compensation expense, exercises and other	273	547	8,012			8,559
Balance, December 31, 2016	61,031	122,062	219,955	685,504	(67,483)	960,038
Net income				72,793		72,793
Other comprehensive income					42,399	42,399
Dividends declared ($1.03 per share)				(62,933)		(62,933)
Shares repurchased and retired	(155)	(310)		(4,690)		(5,000)
Share-based compensation expense, exercises and other	600	1,200	6,982			8,182
Balance, December 31, 2017	61,476	122,952	226,937	690,674	(25,084)	1,015,479
Net loss				(437,012)		(437,012)
Other comprehensive loss					(20,528)	(20,528)
Dividends declared ($0.86 per share)				(52,992)		(52,992)
Share-based compensation expense, exercises and other	818	1,636	11,836			13,472
Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers and manufacturers across the continuum of care. Our teammates serve healthcare industry customers in 90 countries, by producing quality products and helping to reduce total costs across the supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance.
During the first quarter, we made certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which resulted in changes to our segment reporting. These changes align our operations into two distinct business units: Global Solutions and Global Products. Global Solutions (previously Domestic and International) is our U.S. and European distribution, logistics and value-added services business. Global Products (previously Proprietary Products) manufactures and sources medical surgical products through our production and kitting operations. The Halyard Surgical & Infection Prevention business (Halyard S&IP or Halyard), acquired April 30, 2018, is included in the Global Products segment. Beginning with the quarter ended March 31, 2018, we reported financial results using this two segment structure and have recast prior year segment results on the same basis.
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
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Estimates are used for, but are not limited to, the allowances for losses on accounts receivable, inventory valuation allowances, supplier incentives, depreciation and amortization, goodwill valuation, valuation of intangible assets and other long-lived assets, self-insurance liabilities, tax liabilities, defined benefit obligations, share-based compensation and other contingencies. Actual results may differ from these estimates.
Cash and Cash Equivalents. Cash and cash equivalents includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash and cash equivalents are stated at cost. Nearly all of our cash and cash equivalents are held in cash depository accounts in major banks in the United States, Europe, and Asia.
Book overdrafts represent the amount of outstanding checks issued in excess of related bank balances and are included in accounts payable in our consolidated balance sheets, as they are similar to trade payables and are not subject to finance charges or interest. Changes in book overdrafts are classified as operating activities in our consolidated statements of cash flows.
Accounts Receivable, Net. In general, accounts receivable from customers are recorded at the invoiced amount and are reduced by any rebates due to the customer, which are estimated based on contractual terms or historical experience. We assess finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectability. We have arrangements with certain customers under which they make deposits on account. Customer deposits in excess of outstanding receivable balances are classified as other current liabilities. For our direct to patient business, accounts receivable are recorded net of a contractual allowance.
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
Financing Receivables and Payables. We have an order-to-cash program in our Global Solutions segment under which we invoice manufacturers’ customers and remit collected amounts to the manufacturers. We retain credit risk for certain uncollected receivables under this program where contractually obligated. We continually monitor the expected collectability in this program and maintain valuation allowances when it is likely that an amount may be or may become uncollectible. Allowances are estimated based on a number of factors including creditworthiness of customers, age of the receivables and historical experience. We write off uncollected receivables under this program when collection is no longer being pursued. At December 31, 2018 and 2017, the allowance for uncollectible accounts as part of this program was $0.0 million and $0.1 million. Fees charged for this program are included in net revenue. Product pricing and related product risks are retained by the manufacturer. Balances receivable and related amounts payable under this program are classified in other current assets and other current liabilities in the consolidated balance sheets.
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market, with cost determined by the last-in, first-out (LIFO) method for distribution inventories in the U.S. Cost of remaining inventories are determined using the first-in, first out (FIFO) or weighted-average cost method.
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation or, if acquired under capital leases, at the lower of the present value of minimum lease payments or fair market value at the inception of the lease less accumulated amortization. Depreciation and amortization expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are three to 15 years for machinery and equipment, five to 40 years for buildings and leasehold improvements, and fifteen years for land improvements. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized.
Leases. We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 30 years. We also lease some of our transportation and material handling equipment for terms generally ranging from three to ten years. Certain information technology assets embedded in an outsourcing agreement are accounted for as capital leases. Leases are classified as operating leases or capital leases at their inception. Rent expense for leases with rent holidays or pre-determined rent increases are recognized on a straight-line basis over the lease term. Incentives and allowances for leasehold improvements are deferred and recognized as a reduction of rent expense over the lease term.
Goodwill. We evaluate goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test involves a comparison of the estimated fair value of the reporting unit to the respective carrying amount.
We determine the estimated fair value of our reporting units by using an income (discounted cash flow analysis) approach. The income approach is dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth and a terminal growth rate. In addition, a weighted average cost of capital (“WACC”) is used to discount future estimated cash flows to their present values. The WACC is based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company.
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

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and ten years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2018 and 2017 was $67.5 million and $61.8 million. Depreciation and amortization expense includes $12.8 million, $10.7 million and $12.9 million of software amortization for the years ended December 31, 2018, 2017 and 2016. Implementation costs incurred for a cloud computing arrangement that is considered a service contract (software as a service or SaaS) are expensed as incurred.
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain an accrual for rebates or discounts that have been earned but are unpaid. The amount accrued for rebates and discounts due to customers was $44.2 million at December 31, 2018 and $13.0 million at December 31, 2017.
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
See Note 20 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
In situations where we act as an agent in a sales arrangement and do not bear a significant portion of these risks, primarily for our third-party logistics business, there is no cost of goods sold and all costs to provide the service to the customer are recorded in distribution, selling and administrative expenses.
As a result of different practices of categorizing costs and different business models throughout our industry, our gross margins may not necessarily be comparable to other companies in our industry.
Distribution, Selling and Administrative (DS&A) Expenses. DS&A expenses include shipping and handling costs, labor, depreciation, amortization and other costs for selling and administrative functions associated with our distribution and logistics services and all costs associated with our fee-for-service arrangements.
Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses on the consolidated statements of income and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $680.1 million, $589.0 million and $558.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Third-party shipping and handling costs billed to customers, which are included in net revenue, are immaterial for all periods presented.
Share-Based Compensation. We account for share-based payments to employees at fair value and recognize the related expense in distribution, general and administrative expenses over the service period for awards expected to vest.
Derivative Financial Instruments. We are directly and indirectly affected by changes in certain market conditions, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks, primarily foreign currency exchange risk and interest rate risk. We use forward contracts, which are agreements to buy or sell a quantity at a predetermined future date and at a predetermined rate or price, and interest rate swaps. We enter derivative transactions that we believe will be highly effective at offsetting the underlying risk and do not enter into derivative financial instruments for trading purposes.
All derivatives are carried at fair value in our consolidated balance sheets. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we record the change in fair value of the derivative instrument in our financial statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings.The cash flow impact of the derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities.

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
The Tax Cuts and Jobs Act (the "Act") was enacted on December 22, 2017. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Act was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized an amount of this one-time transition tax. We continue to be indefinitely reinvested in foreign operations, with the exception of Thailand, and have not accrued any additional income taxes for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis differences inherent in these entities. The Company does not have a plan to indefinitely reinvest the unremitted earnings of our newly acquired foreign subsidiary located in Thailand as of December 31, 2018. We have recorded withholding tax liabilities that would be incurred upon future distribution of cash back to the U.S. We have not recorded any deferred taxes as there are no outside basis differences unrelated to unremitted earnings in Thailand. The Company will continue to evaluate its foreign earnings repatriation policy in 2019 related to all the other countries in which we operate.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 10 for the fair value of debt. The fair value of interest rate swaps and foreign currency contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 13 for the fair value of derivatives.
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
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of income (loss) and were not material to our consolidated results of operations in 2018, 2017 and 2016.
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Recent Accounting Pronouncements. During 2018, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
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
On adoption, we currently expect to recognize additional operating liabilities ranging from $250 million to $350 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.
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
On June 16, 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings.  This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted.  We are evaluating the impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the subsequent measurement of goodwill. The new guidance eliminates the requirement for an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, an entity will perform its annual, or interim, goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount and recording an impairment charge for the amount by which the carrying amount exceeds the fair value. We early adopted this guidance in conjunction with our interim impairment testing performed during the quarter ended June 30, 2018.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU No. 2017-12 is intended to simplify the application of hedge accounting and provide increased transparency as to the scope and results of hedging programs. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2019, and interim periods within those fiscal years. We are evaluating the impact the adoption of ASU No. 2017-12 will have on our consolidated financial statements and related disclosures.
On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings. ASU No. 2018-02 will be effective for the Company on January 1, 2019 and we do not expect this to have a material impact on our consolidated financial statements.
Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2018, 2017 and 2016, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our net revenue annually: Vizient—40% to 48%; Premier—19% to 21%; and HPG—13% to 14%.
Net revenue from sales of product supplied by Medtronic represented approximately 10% of our net revenues for 2018, 11% of our net revenues for 2017 and 13% of our net revenues for 2016. Net revenue from sales of product supplied by Johnson & Johnson represented approximately 7% of our net revenues for 2018 and 9% of our net revenues for 2017 and 2016. Net revenue from sales of product supplied by Becton Dickinson represented approximately 7% of our net revenue for 2018 and 9% of our net revenues for 2017 and 2016.
Note 3—Acquisitions
On April 30, 2018 (the Closing Date), we completed the previously announced acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its information technology (IT) systems in exchange for $758 million, net of cash acquired. The Halyard S&IP business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
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

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and Current Period Preliminary Fair Value Estimate	Fair Value Estimated as of Acquisition Date
Assets acquired:
Current assets	$307,427	$23,443	$330,870
Goodwill	183,711	(53,347)	130,364
Intangible assets	191,000	230	191,230
Other noncurrent assets	152,555	65,685	218,240
Total assets	834,693	36,011	870,704
Liabilities assumed:
Current liabilities	83,822	8,616	92,438
Noncurrent liabilities	11,223	8,994	20,217
Total liabilities	95,045	17,610	112,655
Fair value of net assets acquired, net of cash	$739,648	$18,401	$758,049
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
Goodwill of $130 million, which we assigned to our Global Products segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the medical products segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The following table provides unaudited pro forma results of net revenue for the years ended December 31, 2018 and 2017 as if Halyard S&IP was acquired on January 1, 2017. The pro forma results of net income (loss) and net income (loss) per common share have not been represented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Pro Forma - Unaudited
	Year Ended December 31,
	2018	2017
Net revenue	$10,118,708	$10,158,275
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

	Preliminary Fair Value Originally Estimated as of Acquisition Date (2)	Differences Between Prior and Current Period Preliminary Fair Value Estimate	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$61,986	$—	$61,986
Goodwill	288,691	(4,933)	283,758
Intangible assets	115,000	—	115,000
Other noncurrent assets	5,069	(1,282)	3,787
Total assets	470,746	(6,215)	464,531
Liabilities assumed:
Current liabilities	72,962	—	72,962
Noncurrent liabilities	31,215	—	31,215
Total liabilities	104,177	—	104,177
Fair value of net assets acquired, net of cash	$366,569	$(6,215)	$360,354
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
Pro forma results of operations for Byram have not been presented because the effects on revenue and net income (loss) were not material to our historic consolidated financial statements.
The change in fair value of net assets acquired, net of cash, of $6.2 million was the result of the final purchase price settlement with the seller of Byram.
Acquisition-related expenses in the current year consisted primarily of transition and transaction costs for the Halyard S&IP transaction. Expenses in 2017 were primarily related to Byram and due diligence costs for the Halyard S&IP transaction. Expenses in 2016 related primarily to costs incurred to settle certain obligations and other matters associated with the acquisitions of ArcRoyal and Medical Action which were partially offset by a gain on the sale of property acquired with Medical Action. We recognized pre-tax acquisition-related expenses of $45.3 million, $17.3 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016.
Note 4—Accounts Receivable, Net
Allowances for losses on accounts receivable of $19.6 million and $16.2 million have been applied as reductions of accounts receivable at December 31, 2018 and 2017. Write-offs of accounts receivable were $2.8 million, $0.8 million and $0.9 million for 2018, 2017 and 2016.
Note 5—Merchandise Inventories
At December 31, 2018 and 2017 we had inventory of $1,290.1 million and $990.2 million, of which $1,023.1 million and $964.2 million were valued under LIFO. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $146.5 million and $119.6 million as of December 31, 2018 and 2017. At December 31, 2018 and 2017, included in our inventory was $43.8 million and $22.1 million in raw materials, $67.3 million and $7.0 million in work in process and the remainder was finished goods.
Note 6—Financing Receivables and Payables
At December 31, 2018 and 2017, we had financing receivables of $183.3 million and $192.1 million and related payables of $100.3 million and $124.9 million outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.

Note 7—Property and Equipment
Property and equipment consists of the following:

December 31,	2018	2017
Land and land improvements	$23,046	$17,638
Buildings and leasehold improvements	200,881	148,288
Machinery and equipment	418,208	274,604
Construction in progress	14,693	5,541
Property and equipment, gross	656,828	446,071
Accumulated depreciation and amortization	(270,105)	(239,581)
Property and equipment, net	$386,723	$206,490
The gross value of assets recorded under capital leases was $27.3 million and $33.4 million with associated accumulated depreciation of $15.7 million and $18.1 million as of December 31, 2018 and 2017, respectively. Depreciation expense for property and equipment and assets under capital leases was $42.9 million, $32.3 million and $32.5 million for the years ended December 31, 2018, 2017 and 2016.
We had no property held for sale at December 31, 2018 or 2017.
Note 8—Goodwill and Intangible Assets
As a result of a decline in market capitalization of the Company, and lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which have caused us to revise our expectations with regard to future performance, we determined that there were indicators present that would require an interim impairment analysis. During the quarter ended June 30, 2018, we performed an interim goodwill impairment test and concluded that the fair values for certain reporting units comprising our kitting business within our Global Products segment were below their carrying amount. The amount by which the carrying values of the impaired reporting units' goodwill exceeded their fair values was $149.0 million, which was recognized as an impairment loss for the quarter ended June 30, 2018.
As of October 1, 2018, we performed our annual impairment test and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value. During the quarter ended December 31, 2018, we noted a further decline in market capitalization of the Company and determined that there were further indicators present that would require another interim impairment analysis as of December 31, 2018. As a result of the interim impairment test, the estimated fair value of certain reporting units were determined to be lower than their carrying value and we recorded an impairment loss of $205.5 million within our Global Solutions segment and $68.5 million within our Global Products segment.
We recorded these amounts in “Goodwill and intangible asset impairment charges” in our accompanying consolidated statements of income (loss).
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2018:

	Global Solutions	Global Products	Consolidated

Carrying amount of goodwill, January 1, 2017	$199,397	$215,539	$414,936
Acquisitions (See Note 3)	288,691	—	288,691
Currency translation adjustments	7,772	2,412	10,184
Carrying amount of goodwill, December 31, 2017	495,860	217,951	713,811
Currency translation adjustments	(1,347)	(637)	(1,984)
Acquisitions (See Note 3)	(4,933)	130,364	125,431
Carrying amount of goodwill, December 31, 2018	489,580	347,678	837,258
Accumulated goodwill impairment, December 31, 2017	—	—	—
Goodwill impairment charge	(205,675)	(217,461)	(423,136)
Accumulated goodwill impairment, December 31, 2018	(205,675)	(217,461)	(423,136)
Net carrying amount of goodwill, December 31, 2018	$283,905	$130,217	$414,122

Intangible assets at December 31, 2018 and 2017 were as follows:

	2018			2017
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$267,510	$97,000	$42,930	$199,265	$31,000	$12,537
Accumulated amortization	(72,947)	(8,544)	(4,185)	(54,757)	(1,769)	(1,808)
Net intangible assets	$194,563	$88,456	$38,745	$144,508	$29,231	$10,729
Weighted average useful life	10 years	11 years	8 years	11 years	9 years	10 years
During the quarters ended June 30, 2018 and December 31, 2018, we noted impairment indicators related to our intangible assets. Consistent with the impairment indicators that were considered in performing our interim goodwill impairment assessments, lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies have caused us to revise our expectations with regard to future performance. We performed impairment tests for the asset groups to which our intangible assets are assigned and based on the projected undiscounted future cash flows, we recorded an impairment charge of $16.5 million related to a write-off of customer relationships for the quarter ended June 30, 2018. We recorded this amount in “Goodwill and intangible asset impairment charges” in our accompanying consolidated statements of income (loss). We did not record an impairment to intangibles other than goodwill at December 31, 2018.
At December 31, 2018 and 2017, $106.9 million and $127.4 million in net intangible assets were held in the Global Solutions segment and $214.9 million and $57.0 million were held in the Global Products segment, respectively. Amortization expense for intangible assets was $36.5 million for 2018, $16.4 million for 2017 and $10.0 million for 2016.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $41.6 million for 2019, $40.7 million for 2020, $39.0 million for 2021, $38.1 million for 2022 and $38.1 million for 2023.
Note 9—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations, which includes the consolidation of certain distribution and logistics centers, administrative offices and warehouses in North America, Europe, and Asia. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the years ended December 31, 2018, 2017 and 2016 were as follows:

Year ended December 31,	2018	2017	2016
Global Solutions	$16,808	$41,549	$21,795
Global Products	133	1,893	1,669
Total exit and realignment charges	$16,941	$43,442	$23,464

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2018:

	Lease Obligations	Severance and Other	Total
Accrued exit and realignment charges, January 1, 2016	$486	$1,840	$2,326
Provision for exit and realignment activities	—	11,823	11,823
Change in estimate	—	(261)	(261)
Cash payments, net of sublease income	(486)	(11,164)	(11,650)
Accrued exit and realignment charges, December 31, 2016	—	2,238	2,238
Provision for exit and realignment activities	—	17,691	17,691
Change in estimate	—	(365)	(365)
Cash payments, net of sublease income	—	(7,592)	(7,592)
Accrued exit and realignment charges, December 31, 2017	—	11,972	11,972
Provision for exit and realignment activities	—	10,325	10,325
Change in estimate	—	(108)	(108)
Cash payments, net of sublease income	—	(13,975)	(13,975)
Accrued exit and realignment charges, December 31, 2018	$—	$8,214	$8,214
In addition to the exit and realignment accruals in the preceding table, we also incurred $6.7 million of costs that were expensed as incurred for the year ended December 31, 2018, including $2.7 million in information system restructuring costs, $1.7 million in asset write-downs, and $2.3 million in other costs.
We incurred $26.1 million of costs that were expensed as incurred for the year ended December 31, 2017, including $15.2 million in consulting costs, $5.1 million in asset write-downs, $4.7 million in information system restructuring costs, and $1.1 million in other costs.
We incurred $11.9 million of costs that were expensed as incurred for the year ended December 31, 2016, including $3.6 million in professional service fees, $3.0 million in asset write-downs, $2.9 million in information system costs, $0.9 million in labor costs, $0.7 million in other facility costs and $0.8 million in other costs.
We do not expect significant additional costs in 2019 for activities that were initiated through December 31, 2018; however, we anticipate new actions will be taken in 2019.
Note 10—Debt
Debt consists of the following:

	2018		2017
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, $275 million par value, maturing September 2021	$273,577	$207,001	$272,734	$278,080
4.375% Senior Notes, $275 million par value, maturing December 2024	272,972	174,859	272,959	277,915
Term Loan A-1	231,847	231,847	246,182	246,182
Term Loan A-2	190,575	190,575	—	—
Term Loan B	483,327	385,284	—	—
Revolver	210,100	210,100	104,600	104,600
Capital leases	18,774	18,774	20,888	20,888
Total debt	1,681,172	1,418,440	917,363	927,665
Less current maturities	(30,590)	(30,590)	(16,619)	(16,619)
Long-term debt	$1,650,582	$1,387,850	$900,744	$911,046

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
As of December 31, 2018, we had a Credit Agreement with a borrowing capacity of $600 million and a $250 million Term A-1 loan. In connection with the Halyard S&IP acquisition, we amended our Credit Agreement to include, among others things, an additional $195.8 million Term A-2 loan and $500 million Term B loan. The revolving credit facility and Term A loans mature in July 2022 and the Term B loan matures in October 2025.
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
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on the better of our credit ratings or debt to EBITDA ratio as defined by the Credit Agreement. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Based on our Credit Spread, the interest rate under the credit facility at December 31, 2018 is Eurocurrency Rate plus 2.00%.
At December 31, 2018, we had borrowings of $210.1 million under the revolver and letters of credit of $15.2 million outstanding under the Credit Agreement. We also had letters of credit and bank guarantees outstanding for $7.7 million as of December 31, 2018 and $1.3 million as of December 31, 2017, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
As of December 31, 2018, scheduled future principal payments of debt were $27.5 million in 2019, $30.3 million in 2020, $316.6 million in 2021, $558.4 million in 2022, $5.0 million in 2023, and $748.8 million thereafter.
On February 12, 2019 we amended our Credit Agreement. Please see Note 22 for further information.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2018.
Cash payments for interest during 2018, 2017 and 2016 were $68.6 million, $30.6 million and $27.9 million.
We enter into long-term non-cancellable leases for certain warehouse equipment and vehicles which, for accounting purposes, are classified as capital leases. We also operate a kitting facility which is subject to a long-term capital lease. As of December 31, 2018, we were obligated under capital leases for minimum annual rental payments as follows:

Year

2019	$5,735
2020	3,471
2021	2,273
2022	2,051
2023	1,952
Thereafter	9,997
Total minimum lease payments	25,479
Less: Amounts representing interest	(6,705)
Present value of total minimum lease payments	18,774
Less: Current portion of capital lease obligations	(3,090)
Long-term portion of capital lease obligations	$15,684
Note 11—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2018 approximately 3.4 million common shares were available for issuance under the Plan.
Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and generally have a total performance and vesting period of three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2018, 2017, or 2016.
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
Total share-based compensation expense for December 31, 2018, 2017 and 2016, was $16.4 million, $11.9 million and $12.0 million, with recognized tax benefits of $4.3 million, $4.6 million and $4.5 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $21.7 million at December 31, 2018. This amount is expected to be recognized over a weighted-average period of 2.2 years, based on the maximum remaining vesting period required under the awards, and the amount that would be recognized over a shorter period based on accelerated vesting provisions, is approximately $1.4 million. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2018 was $1.7 million and will be recognized primarily in 2019 if the related performance targets are met.

The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share
Nonvested awards at beginning of year	1,657	$42.60	1,091	$44.15	1,104	$40.02
Granted	2,281	15.33	1,152	30.55	572	34.75
Vested	(616)	31.59	(351)	33.97	(337)	32.65
Forfeited	(809)	22.59	(235)	34.49	(248)	34.06
Nonvested awards at end of year	2,513	23.96	1,657	42.60	1,091	44.15
The total fair value of restricted stock vesting during the years ended December 31, 2018, 2017 and 2016, was $19.5 million, $11.9 million and $11.0 million.
Note 12—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a discretionary contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $10.7 million, $9.1 million, and $12.5 million of expense related to this plan in 2018, 2017 and 2016. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2018, 2017 and 2016.
U.S. Retirement Plans. We have a noncontributory, unfunded retirement plan for certain officers and retirees in the United States (U.S. Retirement Plan). In February 2012, our Board of Directors amended the U.S. Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2018	2017
Change in benefit obligation
Benefit obligation, beginning of year	$53,274	$52,051
Interest cost	1,674	1,887
Actuarial (gain) loss	(3,207)	2,796
Benefits paid	(3,578)	(3,460)
Benefit obligation, end of year	$48,163	$53,274
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,578	3,460
Benefits paid	(3,578)	(3,460)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(48,163)	$(53,274)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(3,410)	$(3,481)
Other liabilities	(44,752)	(49,791)
Accumulated other comprehensive loss	13,722	19,019
Net amount recognized	$(34,440)	$(34,253)
Accumulated benefit obligation	$48,163	$53,274
Weighted average assumptions used to determine benefit obligation
Discount rate	4.00%	3.25%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2018 and 2017. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.
The components of net periodic benefit cost for the U.S. Retirement Plan, which is included in distribution, selling, and administrative expenses in the consolidated statements of income (loss), were as follows:

Year ended December 31,	2018	2017	2016
Interest cost	$1,674	$1,887	$1,980
Recognized net actuarial loss	2,091	1,849	1,646
Net periodic benefit cost	$3,765	$3,736	$3,626
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.25%	3.75%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $1.1 million of the net actuarial loss reported in the following table as of December 31, 2018, as a component of net periodic benefit cost during 2019.

Year ended December 31,	2018	2017
Net actuarial loss	$(13,722)	$(19,019)
Deferred tax benefit	5,562	6,939
Amounts included in accumulated other comprehensive income (loss), net of tax	$(8,160)	$(12,080)
As of December 31, 2018, the expected benefit payments required for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2019	$3,378
2020	3,325
2021	3,147
2022	3,006
2023	2,868
2024-2028	12,316
International Retirement Plans. Certain of our foreign subsidiaries, including the 2018 Halyard acquisition, have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2018 and 2017, the accumulated benefit obligation under these plans was $9.4 million and $2.4 million. We recorded $1.0 million in net periodic benefit cost in distribution, selling and administrative expenses for the year ended December 31, 2018 and $0.1 million for the years ended 2017 and 2016.
Note 13—Derivatives
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
We pay interest under our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates, we entered into interest rate swaps during the third quarter of 2018 whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreements are included in interest expense.
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
The following table summarizes our outstanding cash flow hedges as of December 31, 2018:

	Notional Amount	Fair Value	Level in Fair Value Hierarchy	Maturity Date
Interest rate swaps	$450,000	$(6,875)	Level 2	May 2022 & May 2025
Foreign currency contracts	$25,592	$20	Level 2	January 2019 - December 2019

The following table summarizes the gain (loss) included in accumulated other comprehensive loss for our hedges as of December 31, 2018:

Interest rate swaps	$(6,875)
Foreign currency contracts	$20
For the year ended December 31, 2018, we reclassified $1.0 million associated with our interest rate swaps and $0.1 million associated with our foreign currency contracts out of accumulated other comprehensive income (loss). The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.
We enter into foreign currency contracts to manage our foreign exchange exposure related to certain balance sheet items that do not meet the requirements for hedge accounting. With the acquisition of the Halyard business, we also assumed foreign currency contracts that mature through April 2019 that do not meet the requirements for hedge accounting treatment. These derivative instruments are adjusted to fair value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. We record the change in fair value of derivative instruments and the remeasurement adjustment on the foreign currency denominated asset or liability in acquisition-related and exit and realignment charges for contracts assumed with the Halyard acquisition and in other operating (income) expense, net for all other foreign exchange contracts.
The following table summarizes our outstanding economic (non-designated) hedges as of December 31, 2018:

	Notional Amount	Fair Value	Level in Fair Value Hierarchy	Maturity Date
Foreign currency contracts	$32,683	$(198)	Level 2	January 2019 - April 2019
For the year ended December 31, 2018, we recognized a loss of $1.6 million associated with our economic (non-designated) foreign currency contracts.
We were not a party to any derivatives for the years ended December 31, 2017 and 2016.
Note 14—Income Taxes

The Tax Cuts and Jobs Act (the Act) was enacted in December 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign earnings. We recognized an income tax benefit of $35 million in the year ended December 31, 2017 associated with the items we could reasonably estimate. This benefit reflects (i) the revaluation of our net deferred tax liability based on a U.S. federal tax rate of 21 percent, partially offset by (ii) a one-time transition tax on our unremitted foreign earnings and profits. As of December 31, 2018, we have completed our accounting for the tax effects of enactment of the Act, resulting in immaterial adjustments to our initial estimate. Our policy election for GILTI is that we will record such taxes as a current period expense once incurred and will follow the tax law ordering approach.
The components of income (loss) before income taxes consist of the following:

Year ended December 31,	2018	2017	2016
Income (loss) before income taxes:
U.S.	$(419,964)	$49,903	$150,942
Foreign	(49,231)	7,575	21,600
Income (loss) before income taxes	$(469,195)	$57,478	$172,542

The income tax provision consists of the following:

Year ended December 31,	2018	2017	2016
Current tax provision (benefit):
Federal	$(7,991)	$27,043	$46,846
State	1,901	5,455	8,512
Foreign	8,925	2,175	4,179
Total current tax provision	2,835	34,673	59,537
Deferred tax provision (benefit):
Federal	(23,956)	(43,838)	5,303
State	(7,640)	(1,068)	885
Foreign	(3,422)	(5,082)	(1,970)
Total deferred tax (benefit) provision	(35,018)	(49,988)	4,218
Total income tax (benefit) provision	$(32,183)	$(15,315)	$63,755
A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
Increases (decreases) in the rate resulting from:
State income taxes, net of federal income tax impact	1.4%	4.3%	3.7%
Foreign income taxes	(0.1)%	(8.2)%	(4.3)%
Valuation allowance	(0.5)%	(1.9)%	0.5%
Tax Reform and other prior period adjustments	0.4%	(60.2)%	—%
Goodwill and intangible asset impairment charges	(14.0)%	—%	—%
Other	(1.3)%	4.4%	2.1%
Effective income tax rate	6.9%	(26.6)%	37.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2018	2017
Deferred tax assets:
Employee benefit plans	$25,240	$23,181
Accrued liabilities not currently deductible	25,924	20,477
Finance charges	2,661	2,007
Capital leases	3,320	3,732
Allowance for losses on accounts receivable	3,988	4,043
Net operating loss carryforwards	25,422	16,536
Goodwill	1,048	—
Interest limitation	4,473	—
Other	10,325	4,311
Total deferred tax assets	102,401	74,287
Less: valuation allowances	(14,346)	(12,726)
Net deferred tax assets	88,055	61,561
Deferred tax liabilities:
Merchandise inventories	44,015	43,683
Goodwill	—	26,194
Property and equipment	34,926	10,669
Computer software	10,177	9,473
Insurance	767	243
Intangible assets	30,279	38,726
Withholding tax liabilities	7,963	—
Other	662	212
Total deferred tax liabilities	128,789	129,200
Net deferred tax liability	$(40,734)	$(67,639)
The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2018. The valuation allowances primarily relate to net operating loss carryforwards in non-U.S. jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period. The remaining net operating losses without a valuation allowance represent amounts in the U.S. and state jurisdictions. As of December 31, 2018, the U.S. federal net operating loss was $29.1 million, which has an unlimited carryforward period.

As part of the Act described above, and as a result of the tax on the deemed repatriation of foreign earnings, substantially all of the Company’s foreign earnings have been subjected to tax in the U.S. However, the Company’s foreign subsidiaries are considered indefinitely reinvested, with the exception of Thailand, and no provision for deferred U.S. income taxes has been recorded on the basis differences attributable to those subsidiaries. Management has no specific plans to indefinitely reinvest the unremitted earnings of our newly acquired foreign subsidiary located in Thailand as of the balance sheet date. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand.
Cash payments for income taxes, including interest, for 2018, 2017 and 2016 were $28.9 million, $41.8 million and $74.1 million. During 2018, our cash tax refunds were $9.8 million.

At December 31, 2018 and 2017, the liability for unrecognized tax benefits was $9.6 million and $13.6 million. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2018	2017
Unrecognized tax benefits at January 1,	$13,585	$10,725
Increases for positions taken during current period	1,035	1,644
Increases for positions taken during prior periods	29	1,928
Decreases for positions taken during prior periods	(142)	(712)
Lapse of statute of limitations	(4,939)	—
Settlements with taxing authorities	—	—
Unrecognized tax benefits at December 31,	$9,568	$13,585
Included in the liability for unrecognized tax benefits at December 31, 2018 and 2017, were $1.9 million and $5.0 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $7.7 million and $6.4 million at December 31, 2018 and 2017, would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2018 and 2017 was $0.6 million. The amounts recognized in interest expense were immaterial for all periods presented. There were no penalties accrued at December 31, 2018 and 2017 or recognized in 2018, 2017 and 2016.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2015, 2016 and 2017 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2015 through 2017; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by the Movianto business prior to its acquisition on August 31, 2012, for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017, and for all income tax liabilities incurred by the Halyard foreign entities located in Thailand, Mexico, and Honduras prior to its acquisition on April 30, 2018.
Note 15—Net Income (Loss) per Common Share
The following table summarizes the calculation of net income (loss) per share attributable to common shareholders for the years ended December 31, 2018, 2017 and 2016:

Year ended December 31,	2018	2017	2016
Numerator:
Net income (loss)	$(437,012)	$72,793	$108,787
Less: income allocated to unvested restricted shares	—	(1,060)	(1,147)
Net income (loss)—basic	(437,012)	71,733	107,640
Add: undistributed income attributable to unvested restricted shares—basic	—	58	297
Less: undistributed income attributable to unvested restricted shares—diluted	—	(58)	(297)
Net income (loss)—diluted	$(437,012)	$71,733	$107,640
Denominator:
Weighted average shares outstanding—basic and diluted	60,014	60,001	61,093
Net income (loss):
Basic and diluted	$(7.28)	$1.20	$1.76

Note 16—Shareholders’ Equity
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
We did not repurchase any shares of our common stock during the year ended December 31, 2018. As of December 31, 2018, we have approximately $94.0 million in remaining authorization available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.
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
Note 17 — Accumulated Other Comprehensive Income (Loss)
The following tables show the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2018, 2017 and 2016:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	3,207	(19,366)	(7,867)	(24,026)
Income tax	(834)	—	2,099	1,265
Other comprehensive income (loss) before reclassifications, net of tax	2,373	(19,366)	(5,768)	(22,761)
Amounts reclassified from accumulated other comprehensive income (loss)	2,090	—	954	3,044
Income tax	(543)	—	(268)	(811)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,547	—	686	2,233
Other comprehensive income (loss)	3,920	(19,366)	(5,082)	(20,528)
Accumulated other comprehensive income (loss), December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
Other comprehensive income (loss) before reclassifications	(2,796)	43,060	196	40,460
Income tax	727	—	—	727
Other comprehensive income (loss) before reclassifications, net of tax	(2,069)	43,060	196	41,187
Amounts reclassified from accumulated other comprehensive income (loss)	1,933	—	—	1,933
Income tax	(721)	—	—	(721)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,212	—	—	1,212
Other comprehensive income (loss)	(857)	43,060	196	42,399
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2015	$(10,482)	$(41,228)	$(115)	$(51,825)
Other comprehensive income (loss) before reclassifications	(2,716)	(15,017)	86	(17,647)
Income tax	869	—	—	869
Other comprehensive income (loss) before reclassifications, net of tax	(1,847)	(15,017)	86	(16,778)
Amounts reclassified from accumulated other comprehensive income (loss)	1,646	—	—	1,646
Income tax	(526)	—	—	(526)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,120	—	—	1,120
Other comprehensive income (loss)	(727)	(15,017)	86	(15,658)
Accumulated other comprehensive income (loss), December 31, 2016	$(11,209)	$(56,245)	$(29)	$(67,483)
     We include amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the years ended December 31, 2018, 2017 and 2016 we reclassified $2.1 million, $1.9 million and $1.6 million of actuarial net losses. We included $1.0 million for the year ended December 31, 2018 reclassified out of accumulated other comprehensive income (loss) related to our interest rate swaps in interest expense.
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
We pay scheduled fees under the agreement, which can vary based on changes in the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $31.3 million in 2019, $28.9 million in 2020, and $25.4 million in 2021.

In 2018, we transitioned the management of our U.S. private fleet transportation and drivers to Penske Logistics, which provides a robust technology platform that includes customer tracking and additional delivery capabilities.  Under this contractual commitment with Penske, we pay scheduled fees which can vary based on changes in the level of support required. Assuming no early termination of this contract, our estimated remaining annual obligations under this agreement are $2.3 million in 2019, $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, $2.3 million in 2023, and $2.1 million thereafter. In addition to these fixed annual obligations disclosed herein, we are also contractually obligated to reimburse Penske for variable costs including, but not limited to, vehicle costs, driver wages and fringe benefits, fuel, and insurance premiums.
We have entered into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for five-year increments. We also lease some of our transportation and material handling equipment for terms generally ranging from three to ten years. At December 31, 2018, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, are as follows:

Total
2019	$64,082
2020	53,138
2021	42,480
2022	26,445
2023	19,895
Thereafter	45,708
Total minimum payments	$251,748
Rent expense for all operating leases for the years ended December 31, 2018, 2017 and 2016, was $78.3 million, $73.1 million and $70.0 million.
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2018 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.
Note 20—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Global Solutions and Global Products. The Global Solutions segment includes our United States and European distribution, logistics and value-added services business. Global Products manufactures and sources medical surgical products through our production and kitting operations. The Halyard S&IP business, acquired on April 30, 2018, is a part of Global Products.
We evaluate the performance of our segments based on their operating income excluding acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Beginning in the second quarter of 2018, the Company is excluding intangible amortization from the measure of segment operating income. This change is consistent with management's internal measure of segment results. Prior periods have been recast on a consistent basis.

Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

Year ended December 31,	2018	2017	2016
Net revenue:
Segment net revenue
Global Solutions	$9,188,066	$9,186,018	$9,535,248
Global Products	1,111,322	504,026	539,580
Total segment net revenue	10,299,388	9,690,044	10,074,828
Inter-segment net revenue
Global Products	(460,680)	(371,769)	(351,397)
Total inter-segment net revenue	(460,680)	(371,769)	(351,397)
Consolidated net revenue	$9,838,708	$9,318,275	$9,723,431

Operating income (loss):
Global Solutions	$104,099	$141,091	$175,508
Global Products	75,688	38,458	59,384
Inter-segment eliminations	(3,014)	243	(616)
Goodwill and intangible asset impairment charges	(439,613)	—	—
Intangible amortization	(36,514)	(16,402)	(10,002)
Acquisition-related and exit and realignment charges	(62,200)	(60,707)	(24,675)
Other (1)	(30,620)	(13,432)	—
Consolidated operating income (loss)	$(392,174)	$89,251	$199,599

Depreciation and amortization:
Global Solutions	$63,710	$50,809	$46,586
Global Products	38,217	8,634	8,807
Consolidated depreciation and amortization	$101,927	$59,443	$55,393

Capital expenditures:
Global Solutions	$49,524	$46,932	$27,207
Global Products	16,161	3,805	2,914
Consolidated capital expenditures	$65,685	$50,737	$30,121
(1) 2018 and 2017 included software as a service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy. 2018 also includes the incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value.

December 31,	2018	2017
Total assets:
Global Solutions	$2,618,759	$2,870,998
Global Products	1,051,662	400,773
Segment assets	3,670,421	3,271,771
Cash and cash equivalents	103,367	104,522
Consolidated total assets	$3,773,788	$3,376,293

The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Year ended December 31,	2018	2017	2016
Net revenue:
United States	$9,261,149	$8,899,208	$9,338,543
International	577,559	419,067	384,888
Consolidated net revenue	$9,838,708	$9,318,275	$9,723,431

December 31,	2018	2017
Long-lived assets:
United States	$582,667	$327,442
International	193,322	125,395
Consolidated long-lived assets	$775,989	$452,837

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

Condensed Consolidating Financial Information

Year ended December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,871,152	$1,660,763	$(693,207)	$9,838,708
Cost of goods sold	—	8,048,457	1,113,315	(690,027)	8,471,745
Gross margin	—	822,695	547,448	(3,180)	1,366,963
Distribution, selling and administrative expenses	(477)	733,125	529,100	—	1,261,748
Acquisition-related and exit and realignment charges	—	44,340	17,860	—	62,200
Goodwill and intangible asset impairment charges	—	180,006	259,607	—	439,613
Other operating (income) expense, net	—	3,002	(7,426)	—	(4,424)
Operating income (loss)	477	(137,778)	(251,693)	(3,180)	(392,174)
Interest expense, net	21,896	43,021	12,104	—	77,021
Income (loss) before income taxes	(21,419)	(180,799)	(263,797)	(3,180)	(469,195)
Income tax (benefit) provision	(5,569)	(32,037)	5,423	—	(32,183)
Equity in earnings (loss) of subsidiaries	(421,162)	(79,629)	—	500,791	—
Net income (loss)	(437,012)	(228,391)	(269,220)	497,611	(437,012)
Other comprehensive income (loss), net of tax	(20,528)	(14,940)	(18,873)	33,813	(20,528)
Comprehensive income (loss)	$(457,540)	$(243,331)	$(288,093)	$531,424	$(457,540)

Year ended December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$8,582,868	$915,350	$(179,943)	$9,318,275
Cost of goods sold	—	7,802,499	524,035	(180,125)	8,146,409
Gross margin	—	780,369	391,315	182	1,171,866
Distribution, selling and administrative expenses	(395)	643,073	374,300	—	1,016,978
Acquisition-related and exit and realignment charges	—	52,986	7,721	—	60,707
Other operating (income) expense, net	—	3,887	1,043	—	4,930
Operating income (loss)	395	80,423	8,251	182	89,251
Interest expense, net	27,482	546	3,745	—	31,773
Income (loss) before income taxes	(27,087)	79,877	4,506	182	57,478
Income tax (benefit) provision	—	(12,409)	(2,906)	—	(15,315)
Equity in earnings (loss) of subsidiaries	99,880	(3,527)	—	(96,353)	—
Net income (loss)	72,793	88,759	7,412	(96,171)	72,793
Other comprehensive income (loss), net of tax	42,399	42,209	42,612	(84,821)	42,399
Comprehensive income (loss)	$115,192	$130,968	$50,024	$(180,992)	$115,192

Year ended December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$9,190,660	$697,559	$(164,788)	$9,723,431
Cost of goods sold	—	8,330,960	370,594	(165,433)	8,536,121
Gross margin	—	859,700	326,965	645	1,187,310
Distribution, selling and administrative expenses	1,127	670,800	298,497	—	970,424
Acquisition-related and exit and realignment charges	—	15,611	9,064	—	24,675
Other operating (income) expense, net	—	(5,066)	(2,322)	—	(7,388)
Operating income (loss)	(1,127)	178,355	21,726	645	199,599
Interest expense (income), net	28,901	(4,744)	2,900	—	27,057
Income (loss) before income taxes	(30,028)	183,099	18,826	645	172,542
Income tax (benefit) provision	—	61,545	2,210	—	63,755
Equity in earnings (loss) of subsidiaries	138,815	(389)	—	(138,426)	—
Net income (loss)	108,787	121,165	16,616	(137,781)	108,787
Other comprehensive income (loss), net of tax	(15,658)	(15,480)	(15,017)	30,497	(15,658)
Comprehensive income (loss)	$93,129	$105,685	$1,599	$(107,284)	$93,129

December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$37,254	$657	$65,456	$—	$103,367
Accounts receivable, net	—	745,085	542,228	(463,895)	823,418
Merchandise inventories	—	1,044,395	250,466	(4,758)	1,290,103
Other current assets	117	115,539	207,302	(1,268)	321,690
Total current assets	37,371	1,905,676	1,065,452	(469,921)	2,538,578
Property and equipment, net	—	199,115	187,608	—	386,723
Goodwill, net	—	130,364	283,758	—	414,122
Intangible assets, net	—	186,771	134,993	—	321,764
Due from O&M and subsidiaries	—	486,669	—	(486,669)	—
Advances to and investments in consolidated subsidiaries	1,697,191	429,926	—	(2,127,117)	—
Other assets, net	1,788	53,545	57,268	—	112,601
Total assets	$1,736,350	$3,392,066	$1,729,079	$(3,083,707)	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$—	$1,147,081	$437,866	$(475,358)	$1,109,589
Accrued payroll and related liabilities	—	19,954	28,249	—	48,203
Other current liabilities	9,641	137,401	167,177		314,219
Total current liabilities	9,641	1,304,436	633,292	(475,358)	1,472,011
Long-term debt, excluding current portion	595,856	1,040,664	14,062	—	1,650,582
Due to O&M and subsidiaries	605,558	—	470,318	(1,075,876)	—
Intercompany debt	—	816,785	752,105	(1,568,890)	—
Deferred income taxes	—	—	50,852	—	50,852
Other liabilities	6,876	49,442	25,606	—	81,924
Total liabilities	1,217,931	3,211,327	1,946,235	(3,120,124)	3,255,369
Equity
Common stock	124,588	—	—	—	124,588
Paid-in capital	238,773	174,614	123,865	(298,479)	238,773
Retained earnings (deficit)	200,670	37,777	(319,636)	281,859	200,670
Accumulated other comprehensive income (loss)	(45,612)	(31,652)	(21,385)	53,037	(45,612)
Total equity	518,419	180,739	(217,156)	36,417	518,419
Total liabilities and equity	$1,736,350	$3,392,066	$1,729,079	$(3,083,707)	$3,773,788

Condensed Consolidating Financial Information

December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$13,700	$865	$89,957	$—	$104,522
Accounts receivable, net	—	559,269	206,410	(6,743)	758,936
Merchandise inventories	—	902,190	89,580	(1,577)	990,193
Other current assets	100	123,067	205,087	—	328,254
Total current assets	13,800	1,585,391	591,034	(8,320)	2,181,905
Property and equipment, net	—	107,010	99,480	—	206,490
Goodwill, net	—	180,006	533,805	—	713,811
Intangible assets, net	—	9,582	174,886	—	184,468
Due from O&M and subsidiaries	—	439,654	—	(439,654)	—
Advances to and investments in consolidated subsidiaries	2,114,853	558,429	—	(2,673,282)	—
Other assets, net	—	57,724	31,895	—	89,619
Total assets	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293
Liabilities and equity
Current liabilities
Accounts payable	$—	$824,307	$130,028	$(6,763)	$947,572
Accrued payroll and related liabilities	—	15,504	14,912	—	30,416
Other current liabilities	5,822	140,048	185,875	—	331,745
Total current liabilities	5,822	979,859	330,815	(6,763)	1,309,733
Long-term debt, excluding current portion	545,352	340,672	14,720	—	900,744
Due to O&M and subsidiaries	562,000	—	506,703	(1,068,703)	—
Intercompany debt	—	138,890	—	(138,890)	—
Deferred income taxes	—	25,493	48,754	—	74,247
Other liabilities	—	66,136	9,954	—	76,090
Total liabilities	1,113,174	1,551,050	910,946	(1,214,356)	2,360,814
Equity
Common stock	122,952	—	—	—	122,952
Paid-in capital	226,937	174,614	583,869	(758,483)	226,937
Retained earnings (deficit)	690,674	1,236,165	(50,416)	(1,185,749)	690,674
Accumulated other comprehensive income (loss)	(25,084)	(24,033)	(13,299)	37,332	(25,084)
Total equity	1,015,479	1,386,746	520,154	(1,906,900)	1,015,479
Total liabilities and equity	$2,128,653	$2,937,796	$1,431,100	$(3,121,256)	$3,376,293

Condensed Consolidating Financial Information

Year ended December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$(437,012)	$(228,391)	$(269,220)	$497,611	$(437,012)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	421,162	79,629	—	(500,791)	—
Intercompany dividend		30,000		(30,000)	—
Depreciation and amortization	—	28,069	73,858	—	101,927
Share-based compensation expense	—	16,376	—	—	16,376
Goodwill and intangible asset impairment charges		180,006	259,607		439,613
Provision for losses on accounts receivable	—	140	9,290	—	9,430
Deferred income tax (benefit) expense	—	(31,435)	(3,583)	—	(35,018)
Changes in operating assets and liabilities:
Accounts receivable	—	(92,751)	(353,294)	457,151	11,106
Merchandise inventories	—	93,612	(162,241)	3,178	(65,451)
Accounts payable	—	249,004	311,765	(468,590)	92,179
Net change in other assets and liabilities	2,355	(29,690)	(7,710)	11,441	(23,604)
Other, net	854	5,740	(551)	—	6,043
Cash provided by (used for) operating activities	(12,641)	300,309	(142,079)	(30,000)	115,589
Investing activities:
Acquisition, net of cash acquired	—	(751,834)	—	—	(751,834)
Additions to computer software and intangible assets	—	(15,076)	(5,736)	—	(20,812)
Additions to property and equipment	—	(33,245)	(11,628)	—	(44,873)
Proceeds from sale of property and equipment	—	1,429	261	—	1,690
Cash used for investing activities	—	(798,726)	(17,103)	—	(815,829)
Financing activities:
Change in intercompany advances	87,295	(256,888)	169,593	—	—
Intercompany dividend	—	—	(30,000)	30,000	—
Proceeds from issuance of debt	—	695,750	—	—	695,750
Proceeds from revolving credit facility	—	105,500	—	—	105,500
Repayment of debt	—	(16,250)	—	—	(16,250)
Financing costs paid	—	(28,512)	—	—	(28,512)
Cash dividends paid	(48,200)	—	—	—	(48,200)
Other, net	(2,900)	(1,391)	(2,926)	—	(7,217)
Cash provided by financing activities	36,195	498,209	136,667	30,000	701,071
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,986)	—	(1,986)
Net increase (decrease) in cash and cash equivalents	23,554	(208)	(24,501)	—	(1,155)
Cash and cash equivalents at beginning of year	13,700	865	89,957	—	104,522
Cash and cash equivalents at end of year	$37,254	$657	$65,456	$—	$103,367

Year ended December 31, 2017	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income	$72,793	$88,759	$7,412	$(96,171)	$72,793
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(99,880)	3,527	—	96,353	—
Intercompany dividend	—	25,000	—	(25,000)	—
Depreciation and amortization	—	34,548	24,895	—	59,443
Share-based compensation expense	—	11,911	—	—	11,911
Provision for losses on accounts receivable	—	2,450	224	—	2,674
Deferred income tax (benefit) expense	—	(44,879)	(5,109)	—	(49,988)
Changes in operating assets and liabilities:
Accounts receivable	—	(35,549)	(61,103)	(3,358)	(100,010)
Merchandise inventories	—	(45,624)	(11,224)	(184)	(57,032)
Accounts payable	—	141,118	1,775	1,054	143,947
Net change in other assets and liabilities	(1,277)	(26,456)	(7,836)	2,306	(33,263)
Other, net	(1)	6,605	(305)	—	6,299
Cash provided by (used for) operating activities	(28,365)	161,410	(51,271)	(25,000)	56,774
Investing activities:
Acquisition, net of cash acquired	—	(366,569)	—	—	(366,569)
Additions to computer software and intangible assets	—	(7,587)	(8,537)	—	(16,124)
Additions to property and equipment	—	(25,270)	(9,343)	—	(34,613)
Proceeds from sale of property and equipment	—	198	465	—	663
Cash used for investing activities	—	(399,228)	(17,415)	—	(416,643)
Financing activities:
Change in intercompany advances	75,969	(170,358)	94,389	—	—
Intercompany dividend	—	—	(25,000)	25,000	—
Proceeds from issuance of debt	—	250,000	—	—	250,000
Proceed from revolving credit facility	—	104,600	—	—	104,600
Repayment of debt	—	(3,125)	—	—	(3,125)
Financing costs paid	—	(1,798)	—	—	(1,798)
Cash dividends paid	(63,151)	—	—	—	(63,151)
Repurchases of common stock	(5,000)	—	—	—	(5,000)
Other, net	(3,768)	(1,902)	(3,050)	—	(8,720)
Cash provided by financing activities	4,050	177,417	66,339	25,000	272,806
Effect of exchange rate changes on cash and cash equivalents	—	—	6,097	—	6,097
Net increase (decrease) in cash and cash equivalents	(24,315)	(60,401)	3,750	—	(80,966)
Cash and cash equivalents at beginning of year	38,015	61,266	86,207	—	185,488
Cash and cash equivalents at end of year	$13,700	$865	$89,957	$—	$104,522

Condensed Consolidating Financial Information

Year ended December 31, 2016	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income	$108,787	$121,165	$16,616	$(137,781)	$108,787
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	(138,815)	389	—	138,426	—
Depreciation and amortization	—	29,589	25,804	—	55,393
Share-based compensation expense	—	12,042	—	—	12,042
Provision for losses on accounts receivable	—	84	293	—	377
Deferred income tax (benefit) expense	—	6,245	(2,027)	—	4,218
Changes in operating assets and liabilities:
Accounts receivable	—	(18,581)	(6,358)	(305)	(25,244)
Merchandise inventories	—	26,666	(3,449)	(628)	22,589
Accounts payable	—	20,280	22,862	288	43,430
Net change in other assets and liabilities	180	(26,397)	(11,342)	—	(37,559)
Other, net	1,615	999	1,048	—	3,662
Cash provided by (used for) operating activities	(28,233)	172,481	43,447	—	187,695
Investing activities:
Additions to computer software and intangible assets	—	(4,004)	(5,815)	—	(9,819)
Additions to property and equipment	—	(10,329)	(9,973)	—	(20,302)
Proceeds from sale of property and equipment	—	125	5,250	—	5,375
Cash used for investing activities	—	(14,208)	(10,538)	—	(24,746)
Financing activities:
Change in intercompany advances	101,424	(100,308)	(1,116)	—	—
Cash dividends paid	(63,382)	—	—	—	(63,382)
Repurchases of common stock	(71,028)	—	—	—	(71,028)
Other, net	(4,050)	(2,313)	(1,931)	—	(8,294)
Cash used for financing activities	(37,036)	(102,621)	(3,047)	—	(142,704)
Effect of exchange rate changes on cash and cash equivalents	—	—	4,223	—	4,223
Net increase (decrease) in cash and cash equivalents	(65,269)	55,652	34,085	—	24,468
Cash and cash equivalents at beginning of year	103,284	5,614	52,122	—	161,020
Cash and cash equivalents at end of year	$38,015	$61,266	$86,207	$—	$185,488

Note 22—Subsequent Events

On February 12, 2019, we entered into a Fourth Amendment to the Credit Agreement, dated as of July 27, 2017. The Fourth Amendment implements certain principal changes to the Credit Agreement, including a reduction of the revolving loan facility to $400 million (from $600 million); amendment to the leverage and interest coverage financial covenants (through the maturity date of the Credit Agreement) and the definition of EBITDA; addition of an anti-cash hoarding covenant; amendments to certain negative covenants, including a reduction of certain baskets for restricted payments, prepayments of junior debt, asset sales, investments and capital expenditures; and removal of the incremental facility.

In connection with the Fourth Amendment, we amended our our Security Agreement to include additional Joining Subsidiaries (as defined) providing collateral for the benefit of the Secured Parties (as defined) and holders of our 2021 and 2024 Notes. Also in connection with the Fourth Amendment, we entered into a Fourth Supplemental Indenture pursuant to which the Joining Subsidiaries became guarantors of the Company’s obligations under the 2021 and 2024 Notes.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue effective January 1, 2018 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and its method of goodwill impairment measurement during 2018 due to the adoption of FASB Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 1987.
Richmond, Virginia
March 6, 2019

SELECTED QUARTERLY FINANCIAL INFORMATION
(unaudited)

	Year Ended December 31, 2018
	1st	2nd	3rd	4th
(in thousands, except per share data)	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
Net revenue	$2,372,579	$2,458,271	$2,464,877	$2,542,981
Gross margin	$324,687	$324,994	$352,574	$364,710
Net income (loss)	$8,151	$(182,777)	$(565)	$(261,821)
Net income (loss) per common share:
Basic and diluted	$0.13	$(3.07)	$(0.01)	$(4.37)
Cash dividends per common share	$0.260	$0.260	$0.260	$0.075

	Year Ended December 31, 2017
(in thousands, except per share data)	1st Quarter (5)	2nd Quarter (6)	3rd Quarter (7)	4th Quarter (8)
Net revenue	$2,328,573	$2,265,907	$2,333,961	$2,389,834
Gross margin	$281,180	$273,532	$301,942	$315,212
Net income	$18,785	$20,141	$10,871	$22,997
Net income per common share:
Basic and diluted	$0.31	$0.33	$0.18	$0.38
Cash dividends per common share	$0.2575	$0.2575	$0.2575	$0.2575
(1) We incurred charges of $11.2 million after tax (or $0.19 per diluted share) in the first quarter of 2018 associated with acquisition-related and exit and realignment activities and $2.0 million after tax ($0.03 per diluted share) associated with software as a service implementation costs.
(2) We incurred charges of $163.4 million after tax (or $2.73 per diluted share) in the second quarter of 2018 associated with goodwill and intangible asset impairment. We also incurred charges of $18.2 million after tax (or $0.31 per diluted share) associated with acquisition-related and exit and realignment activities, $13.1 million after tax ($0.22 per diluted share) associated with fair value adjustments related to purchase accounting and $0.6 million after tax ($0.01 per diluted share) associated with software as a service implementation costs.
(3) We incurred charges of $6.2 million after tax (or $0.10 per diluted share) in the third quarter of 2018 associated with acquisition-related and exit and realignment activities. $7.1 million after tax ($0.11 per diluted share) associated with fair value adjustments related to purchase accounting and $0.2 million after tax ($0.00 per diluted share) associated with software as a service implementation costs. We also recognized a $1.6 million ($0.02 per diluted share) tax benefit associate with the estimated benefits under the Tax Cuts and Jobs Act in the third quarter of 2018.
(4) We incurred charges of $243.5 million after tax (or $4.08 per diluted share) in the fourth quarter of 2018 associated with goodwill impairment. We also incurred charges of $13.8 million after tax (or $0.22 per diluted share) associated with acquisition-related and exit and realignment activities and $0.1 million after tax ($0.00 per diluted share) associated with software as a service implementation costs.
(5) We incurred charges of $5.4 million after tax (or $0.09 per diluted share) in the first quarter of 2017 associated with acquisition-related and exit and realignment activities and $0.6 million after tax ($0.01 per diluted share) associated with software as a service implementation costs.
(6) We incurred charges of $1.9 million after tax (or $0.03 per diluted share) in the second quarter of 2017 associated with acquisition-related and exit and realignment activities and $2.4 million after tax ($0.04 per diluted share) associated with software as a service implementation costs. We also recognized a $3.4 million ($0.06 per diluted share) tax benefit associated with the release of an income tax valuation allowance in Europe.
(7) We incurred charges of $6.4 million after tax (or $0.11 per diluted share) in the third quarter of 2017 associated with acquisition-related and exit and realignment activities and $3.2 million after tax ($0.05 per diluted share) associated with software as a service implementation costs.
(8) We incurred charges of $24.7 million after tax (or $0.41 per diluted share) in the fourth quarter of 2017 associated with acquisition-related and exit and realignment activities and $3.4 million after tax ($0.06 per diluted share) associated with software as a service implementation costs. We also recognized a $34.6 million ($0.58 per diluted share) tax benefit associated with the estimated benefits under the Tax Cuts and Jobs Act in the fourth quarter of 2017.

Index to Exhibits

2.1
Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

2.2
Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. as adopted March 7, 2019- filed herewith

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

4.5
Third Supplemental Indenture, dated as of April 30, 2018, by and among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, dated May 4, 2018)

4.6
Fourth Supplemental Indenture, dated as of February 12, 2019, among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 4.1, dated February 19, 2019)

10.1	Form of Director Restricted Stock Agreement under the 2015 Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2016)*

10.2
Form of Owens & Minor, Inc. Restricted Stock Agreement under the 2018 Stock Incentive Plan effective February 28, 2019 (incorporated herein by reference to our Current report on 8-K, Exhibit 10.1, dated March 1, 2019)*

10.3
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.4
Deferral Election Form for Owens & Minor, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.9, for the year ended December 31, 2010)*

10.5
Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2010)*

10.6
Form of Owens & Minor, Inc. Executive Change in Control Severance Agreement between Owens & Minor, Inc. and Edward A. Pesicka effective March 4, 2019 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 25, 2019)*

10.7	Form of Owens & Minor, Inc. Executive Change in Control Severance Agreement effective October 25, 2018- filed herewith*

10.8
Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.9	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2011)*

10.10	Amendment effective March 1, 2016 of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2016)*

10.11	Amendment effective March 1, 2016 of Exhibit II of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2016)*

10.12
Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.13	Amendment to MEOP effective January 1, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2013)*

10.14
Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan effective January 1, 2013 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2013)*

10.15	Owens & Minor, Inc. 2005 Stock Incentive Plan, as amended (incorporated herein by reference to our Registration Statement on Form S-8, Registration No. 333-124965)*

10.16
Resolution of the Board of Directors of the Company amending the Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.21, for the year ended December 31, 2007)*

10.17	Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2008)*

10.18
Amendment to Owens & Minor, Inc. 2005 Stock Incentive Plan (incorporated herein by reference to our definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act on March 17, 2010 (File No. 001-09810))*

10.19
Form of Owens & Minor, Inc. Restricted Stock Grant Agreement under 2005 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2008)*

10.20
Form of Owens & Minor, Inc. Restricted Stock Agreement under the 2015 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2016)*

10.21
Form of Owens & Minor, Inc. Restricted Stock Unit Agreement under the Company’s 2015 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2016)*

10.22
Form of Owens & Minor Director Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 9, 2018)*

10.23	Form of Owens & Minor Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 9, 2018)*

10.24
Form of Owens & Minor Restricted Stock Unit Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated May 9, 2018)*

10.25
Form of 2016 Performance Share Award Agreement under the 2015 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2016)*

10.26
Form of Performance Share Award Agreement for grant to James L. Bierman on September 2, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.26, for the year ended December 31, 2014)*

10.27
Form of Owens & Minor, Inc. 2019 Performance Share Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to our Current report on 8-K, Exhibit 10.2, dated March 1, 2019)*

10.28	Owens & Minor, Inc. Officer Severance Policy dated May 7, 2018 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.4, dated May 9, 2018)*

10.29	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.30	Owens & Minor, Inc. 2015 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration Number 333-203826)*

10.31	Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration number 333-224787)*

10.32
Agreement dated February 14, 2015 Regarding the Retirement of James L. Bierman (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2015)*

10.33	Employment Term Sheet Effective May 20, 2015 for P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2015)*

10.34
Restricted Stock Grant Agreement dated July 1, 2015 between the Company and P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended June 30, 2015)*

10.35
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

10.36
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

10.38
Agreement and Plan of Merger, dated as of June 24, 2014, by and among Owens & Minor Inc., Mongoose Merger Sub Inc. and Medical Action Industries Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated June 25, 2014)

10.39
Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC , Mediq B.V. , Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.40	Owens & Minor, Inc. 2017 Teammate Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2017 (File No. 001-09810))

10.41
Credit Agreement, dated as of July 27, 2017, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC,  (the “Borrowers”), Owens & Minor, Inc. and certain of its domestic subsidiaries (together, the “Guarantors), Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Bank, N.A. (the “Administrative Agent”), a syndicate of financial institutions party thereto,  and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2017)

10.42
Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.43
Executive Separation Agreement and General Release, dated as of August 16, 2018, by and between Richard A. Meier and Owens & Minor Medical, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 10.1, dated August 23, 2018)*

10.44
Executive Separation Agreement and General Release, dated as of August 3, 2018, by and between Rony Kordahi and Owens & Minor Medical, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.10, for the quarter ended June 30, 2018)*

10.45	Executive Separation Agreement and General Release, dated as of November 14, 2018, by and between Paul Cody Phipps and Owens & Minor, Inc.- filed herewith*

10.46
Security and Pledge Agreement, dated as of April 30, 2018, by and among Owens & Minor, Inc., O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Bank of America, N.A., U.S. Bank National Association, and the other secured parties thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 4, 2018)

10.47
First Amendment to Credit Agreement, dated as of March 29, 2018, by and among Owens & Minor Distribution, Inc., Owens  & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC, as Borrowers, Owens  & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, the banks party thereto and Wells Fargo Bank, N.A., as Administrative Agent for the banks party thereto (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 10.1, dated April 18, 2018)

10.48
Second Amendment to Credit Agreement, dated as of April 30, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 4, 2018)

10.49
Third Amendment to Credit Agreement, dated as of May 9, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Form 10-Q, Exhibit 10.9, dated May 10, 2018)

10.50
Fourth Amendment to Credit Agreement, dated as of February 12, 2019, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens  & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens  & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Bank of America, N.A., as administrative agent for certain of the credit facilities and as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

11.1	Calculation of Net Income (loss) per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15-Net Income (loss) per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*  Management contract or compensatory plan or arrangement.
** Certain exhibits and schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2019.

OWENS & MINOR, INC.

/s/ Robert C. Sledd
Robert C. Sledd
Chairman and Interim President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March, 2019:

/s/ Robert C. Sledd	/s/ Lemuel E. Lewis
Robert C. Sledd	Lemuel E. Lewis
Chairman and Interim President & Chief Executive Officer	Director

/s/ Robert K. Snead	/s/ Martha H. Marsh
Robert K. Snead	Martha H. Marsh
Chief Financial Officer	Director

/s/ Michael W. Lowry	/s/ Mark F. McGettrick
Michael W. Lowry	Mark F. McGettrick
Chief Accounting Officer	Director

/s/ Stuart M. Essig	/s/ Eddie N. Moore, Jr.
Stuart M. Essig	Eddie N. Moore, Jr.
Director	Director

/s/ John W. Gerdelman	/s/ Anne Marie Whittemore
John W. Gerdelman	Anne Marie Whittemore
Director	Lead Director

/s/ Barbara B. Hill
Barbara B. Hill
Director

Corporate Officers

Robert C. Sledd (67)
Chairman and Interim President & Chief Executive Officer of Owens & Minor

Chairman and Interim President & Chief Executive Officer of Owens & Minor since November 7, 2018 and a director of Owens & Minor since 2007. Mr. Sledd most recently served as a member of the Executive and Audit Committees and as Chairman of the Compensation & Benefits Committee. He brings more than two decades of experience in distribution from his time as Chairman and CEO of Performance Food Group Co. (“PFG”), a foodservice distribution company he co-founded in 1987. Mr. Sledd served as Chief Executive Officer of PFG from 1987 to 2001 and from 2004 to 2006, and as Chairman from 1995 until 2008. Mr. Sledd most recently served as a Managing Partner of Pinnacle Ventures, LLC, and Sledd Properties, LLC. Prior to that, he spent four years as Senior Economic Advisor to a former Governor of Virginia and was responsible for development of Virginia’s strategic economic development plan and oversight in coordination with the Secretary of Commerce. Mr. Sledd has served on the Board of Universal Corporation (NYSE: UVV) since 2009, and is Chairman of the Pension Investment Committee, as well as a member of the Audit and Finance Committees. He also serves as a Director of Pool Corporation (NASDAQ: POOL), a wholesale distributor of swimming pool supplies, equipment, and related leisure products, and is a member of the company’s Audit and Compensation Committees. Mr. Sledd previously spent seven years as a member of the Board of Bon Secours Health System, including four as Chairman.

Robert K. Snead (42)
Executive Vice President & Chief Financial Officer

Executive Vice President & Chief Financial Officer of Owens & Minor since December 6, 2018. Prior to that, Mr. Snead served as Group VP of Finance - Global Solutions and as Interim Financial Officer from June 2018 to December 2018. From 2017 to June 2018, he served as Vice President of Strategy & Corporate Development. From 2013 to 2017, Mr. Snead was Treasurer and Vice President of Corporate Development, when he led the company’s globalization of the treasury function following an international expansion. Prior to that, Mr. Snead was Operating Vice President of Corporate Development from 2010 to 2013. Prior to joining Owens & Minor, Mr. Snead served as a director in the mergers and acquisitions group of Barclays Capital in New York. Mr. Snead joined Owens & Minor in 2010.

Christopher Lowery (55)
President, Global Products

President, Global Products since January 2018. Mr. Lowery leads worldwide sales and marketing, research and development, quality assurance, regulatory, and clinical affairs for the company’s Global Products Strategic Business Unit. Prior to that, from November 2014 to December 2017, Mr. Lowery served as Senior Vice President and Chief Operating Officer at Halyard Health’s Surgical & Infection Prevention business, where he was responsible for the same worldwide functions. From April 2010 to October 2014, Mr. Lowery served as Vice President of Sales and Marketing at Kimberly-Clark Health Care, where he was responsible for strategic direction, as well as sales and marketing execution globally. He joined Kimberly-Clark Health Care as Vice President of Medical Devices in 2010. Prior to joining Kimberly-Clark Health Care, he held several senior marketing and sales roles at Covidien, a global health care products company.

Stuart Morris-Hipkins (48)
President, Global Solutions

President, Global Solutions since January 2018. Mr. Morris-Hipkins joined Owens & Minor in March 2017 as Executive Vice President, Global Manufacturer Services. A senior executive with more than 20 years of global leadership experience, Mr. Morris-Hipkins previously worked for Smith and Nephew, PLC, where served as Senior Vice President and General Manager from 2014 to 2017.  Prior to that, he worked for Smiths Group, PLC, for 16 years, where he held a number of positions including Vice President of Global Sales and Marketing for Smiths Medical from 2010 to 2014. From 2006 to 2010, Mr. Morris-Hipkins was President for various Smiths Medical Divisions, and held the position of President, Hypertronics (Smith Interconnect) from 2002 to 2006. At Owens & Minor, Mr. Morris-Hipkins is responsible for the Global Solutions business segment, which includes Distribution Solutions, Provider Solutions, Manufacturer Solutions and Payor Solutions businesses with Supplier Relations and Operations.

Nicholas J. Pace (48)
Executive Vice President, General Counsel & Corporate Secretary

Executive Vice President, General Counsel and Corporate Secretary since May 2018. Mr. Pace joined Owens & Minor in 2016, serving as its Senior Vice President, General Counsel & Corporate Secretary. He was promoted to Executive Vice President in May 2018. Prior to joining the company, Mr. Pace served as Executive Vice President, General Counsel & Secretary of Landmark Health, LLC, from July-December 2015.  From January 2014 to July 2015, he served in simultaneous roles of Senior Vice President, Strategy & General Counsel of Landmark Health, LLC and Executive Vice President, Corporate Development & General Counsel of Avalon Health Services, LLC, two healthcare companies sponsored by the private equity firm Francisco Partners. From March to October 2013, Mr. Pace served as Executive Vice President, Operations & Compliance for Health Diagnostic Laboratory, Inc. Prior to that role, he served as Executive Vice President, General Counsel & Secretary of Amerigroup Corporation (NYSE: AGP), where he worked from 2006-2013 until its sale to Anthem, Inc.

Charles C. Colpo (61)
Senior Vice President, Strategic Supplier Management
Senior Vice President, Strategic Supplier Management since October 2017. Mr. Colpo was assigned to operational oversight of Owens & Minor Europe in 2014, and later served as Senior Vice President, Owens & Minor Europe Operations from 2016 to 2017. He served as Senior Vice President, Strategic Relationships from August 2013 to May 2016. From March 2012 until August 2013, Mr. Colpo served as Senior Vice President, Operations. Prior to that, Mr. Colpo served as Executive Vice President & Chief Operating Officer from 2010 to 2012. Mr. Colpo served as Executive Vice President, Administration from 2008 until 2010 and as Senior Vice President, Operations, from 1999 until 2008. He has been with the company since 1981.

Erika T. Davis (55)
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

Jonathan A. Leon (52)
Senior Vice President, Corporate Treasurer

Senior Vice President, Corporate Treasurer of Owens & Minor since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for the Brinks Company for nineteen years, beginning in 1998, where he served as Treasurer. Mr. Leon has extensive experience in treasury management.

Michael W. Lowry (57)
Senior Vice President, Corporate Controller & Chief Accounting Officer

Senior Vice President, Corporate Controller & Chief Accounting Officer, effective June 1, 2018. Prior to that, from 2013 to May 2016, Mr. Lowry was Senior Vice President, Corporate Controller and Vice President, Corporate Controller beginning in 2013. Prior to that, from 2009 to 2013 Mr. Lowry was the company Vice President, Treasurer. Mr. Lowry joined Owens & Minor in 1988. During his time at Owens & Minor, he has held a variety of leadership positions on the finance team.

Geoffrey T. Marlatt (50)
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

Shana C. Neal (52)
Senior Vice President & Chief Human Resources Officer

Senior Vice President & Chief Human Resources Officer since joining Owens & Minor in March 2018. A global Human Resources professional, Ms. Neal worked for Becton Dickinson (BD), from 2005 to 2018, where she most recently served as Senior Vice President, Human Resources, Life Sciences. Additionally, Ms. Neal led the organization and talent integration for BD’s acquisitions of Bard and CareFusion. Over the course of her career, she has acquired experience in the medical device industry, global manufacturing, and mergers & acquisitions. She has a proven record of success in change management, performance management, executive coaching, and building and executing growth strategies.

Joseph S. Pekala (48)
Senior Vice President & Chief Information Officer

Senior Vice President & Chief Information Officer (CIO) since joining Owens & Minor in December 2018. For the previous four years, Mr. Pekala served as Senior Vice President & Chief Information Officer for ACCO Brands, Inc., a global provider of branded business and consumer products, where he led a successful transformation of the information technology (IT) function. Prior to joining ACCO, Mr. Pekala served as CIO for Graphic Packaging Holding Company, where he worked for 15 years. An experienced IT executive, Mr. Pekala brings 25 years of experience in transforming and leading technology teams to Owens & Minor.