Form 10-Q
period 2019-03-31
OWENS & MINOR INC/VA/
filed 2019-05-07
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of May 1, 2019, was 62,935,985 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net revenue	$2,461,388	$2,372,579
Cost of goods sold	2,102,964	2,047,892
Gross margin	358,424	324,687
Distribution, selling and administrative expenses	338,703	284,361
Acquisition-related and exit and realignment charges	4,990	14,760
Other operating expense, net	39	1,349
Operating income	14,692	24,217
Interest expense, net	29,101	10,253
Income (loss) before income taxes	(14,409)	13,964
Income tax (benefit) provision	(313)	5,813
Net income (loss)	$(14,096)	$8,151

Net income (loss) per common share: basic and diluted	$(0.23)	$0.13

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$(14,096)	$8,151
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2019 and 2018)	(4,207)	8,921
Change in unrecognized net periodic pension costs (net of income tax of $69 in 2019 and $142 in 2018)	197	380
Net unrealized gain (loss) on derivative instruments and other (net of income tax of $658 in 2019 and $0 in 2018)	(2,413)	6
Total other comprehensive income (loss), net of tax	(6,423)	9,307
Comprehensive income (loss)	$(20,519)	$17,458

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$75,239	$103,367
Accounts receivable, net of allowances of $21,572 and $19,618	843,384	823,418
Merchandise inventories	1,210,558	1,290,103
Other current assets	336,065	321,690
Total current assets	2,465,246	2,538,578
Property and equipment, net of accumulated depreciation of $283,804 and $270,105	386,135	386,723
Operating lease assets	197,200	—
Goodwill	413,235	414,122
Intangible assets, net	311,254	321,764
Other assets, net	109,294	112,601
Total assets	$3,882,364	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$990,688	$1,109,589
Accrued payroll and related liabilities	40,999	48,203
Other current liabilities	377,989	314,219
Total current liabilities	1,409,676	1,472,011
Long-term debt, excluding current portion	1,685,135	1,650,582
Operating lease liabilities, excluding current portion	155,703	—
Deferred income taxes	42,144	50,852
Other liabilities	87,867	81,924
Total liabilities	3,380,525	3,255,369
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,936 shares and 62,294 shares	125,872	124,588
Paid-in capital	241,547	238,773
Retained earnings	186,455	200,670
Accumulated other comprehensive loss	(52,035)	(45,612)
Total equity	501,839	518,419
Total liabilities and equity	$3,882,364	$3,773,788

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$(14,096)	$8,151
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation and amortization	28,720	17,911
Share-based compensation expense	4,505	3,035
Provision for losses on accounts receivable	3,619	1,073
Deferred income tax benefit	(8,613)	(1,482)
Changes in operating assets and liabilities:
Accounts receivable	(22,573)	(18,519)
Merchandise inventories	80,194	(30,556)
Accounts payable	(120,480)	9,478
Net change in other assets and liabilities	(15,858)	28,904
Other, net	3,678	278
Cash (used for) provided by operating activities	(60,904)	18,273
Investing activities:
Additions to property and equipment	(11,674)	(7,074)
Additions to computer software and intangible assets	(2,605)	(7,086)
Proceeds from sale of property and equipment	271	—
Cash used for investing activities	(14,008)	(14,160)
Financing activities:
Borrowings (repayments) under revolving credit facility	72,100	(300)
Repayments of debt	(12,394)	(3,125)
Financing costs paid	(4,313)	—
Cash dividends paid	(4,764)	(16,074)
Other, net	(1,124)	(2,304)
Cash provided by (used for) financing activities	49,505	(21,803)
Effect of exchange rate changes on cash and cash equivalents	(2,721)	800
Net decrease in cash and cash equivalents	(28,128)	(16,890)
Cash and cash equivalents at beginning of period	103,367	104,522
Cash and cash equivalents at end of period	$75,239	$87,632
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$(12,388)	$1,197
Interest paid	$24,504	$9,661

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net income				8,151		8,151
Other comprehensive income					9,307	9,307
Dividends declared ($0.26 per share)				(16,027)		(16,027)
Share-based compensation expense, exercises and other	336	672	1,336			2,008
Balance, March 31, 2018	61,812	$123,624	$228,273	$682,798	$(15,777)	$1,018,918

Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(14,096)		(14,096)
Other comprehensive loss					(6,423)	(6,423)
Dividends declared ($0.0025 per share)				(119)		(119)
Share-based compensation expense, exercises and other	642	1,284	2,774			4,058
Balance, March 31, 2019	62,936	$125,872	$241,547	$186,455	$(52,035)	$501,839

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
See Note 15 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
Note 3—Acquisitions
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
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the acquisition date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete, as valuations of certain tangible and intangible assets are still in process.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and Current Period Preliminary Fair Value	Fair Value Estimated as of Acquisition Date
Assets acquired:
Current assets	$330,870	$—	$330,870
Goodwill	130,364	—	130,364
Intangible assets	191,230	—	191,230
Other noncurrent assets	218,240	—	218,240
Total assets	870,704	—	870,704
Liabilities assumed:
Current liabilities	92,438	—	92,438
Noncurrent liabilities	20,217	—	20,217
Total liabilities	112,655	—	112,655
Fair value of net assets acquired, net of cash	$758,049	$—	$758,049
(1) As previously reported in our 2018 Form 10-K.
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
The unaudited pro forma results of net revenue for the period ended March 31, 2018 as if Halyard was acquired on January 1, 2018 were $2,582,579. The pro forma results of net income (loss) and net income (loss) per common share have not been represented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results noted above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.
Note 4—Financing Receivables and Payables
At March 31, 2019 and December 31, 2018, we had financing receivables of $209.7 million and $183.3 million, respectively, and related payables of $100.5 million and $100.3 million, respectively, outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2019:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2018	$283,905	$130,217	$414,122
Currency translation adjustments	—	(887)	(887)
Carrying amount of goodwill, March 31, 2019	$283,905	$129,330	$413,235

Intangible assets at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019			December 31, 2018
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$267,732	$97,000	$42,724	$267,510	$97,000	$42,930
Accumulated amortization	(79,999)	(10,779)	(5,424)	(72,947)	(8,544)	(4,185)
Net intangible assets	$187,733	$86,221	$37,300	$194,563	$88,456	$38,745
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years
At March 31, 2019, $102.0 million in net intangible assets were held in the Global Solutions segment and $209.3 million were held in the Global Products segment. Amortization expense for intangible assets was $10.4 million and $6.4 million for the three months ended March 31, 2019 and 2018, respectively.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $31.2 million for the remainder of 2019, $40.7 million for 2020, $39.0 million for 2021, $38.1 million for 2022, $36.9 million for 2023 and $31.6 million for 2024.
Note 6—Leases
We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019. We elected to use the adoption date as our date of initial application and thus have not restated comparative prior periods. See Note 17 for additional information, including as it relates to the practical expedients.
We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for five-year increments. The exercise of lease renewal options is at our sole discretion. Our lease terms may include those options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 10 years. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease asset also includes any lease payments made and excludes lease incentives.
The components of lease expense were as follows:

	Classification	Three months ended March 31, 2019
Operating lease cost (1)	Distribution, selling and administrative expenses	$17,437
Finance lease cost:
Amortization of lease assets	Distribution, selling and administrative expenses	756
Interest on lease liabilities	Interest expense, net	334
Total finance lease cost		1,090
Total lease cost		$18,527
(1) Includes short-term lease and variable lease costs, which are immaterial.

Supplemental balance sheet information is as follows:

	Classification	As of March 31, 2019
Assets:
Operating lease assets	Operating lease assets	$197,200
Finance lease assets	Property and equipment, net	10,921
Total lease assets		$208,121
Liabilities:
Current
Operating	Other current liabilities	$44,876
Finance	Other current liabilities	2,365
Noncurrent
Operating	Operating lease liabilities, excluding current portion	155,703
Finance	Long-term debt, excluding current portion	12,820
Total lease liabilities		$215,764
Other information related to leases was as follows:

Three months ended March 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$16,695
Financing cash flows from finance leases	$674

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$5,635

Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	8.3

Weighted average discount rate
Operating leases	12.3%
Finance leases	8.9%

Maturities of lease liabilities as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases	Total
2019 (remainder)	$56,059	$3,031	$59,090
2020	57,703	2,824	60,527
2021	49,044	2,268	51,312
2022	30,612	2,073	32,685
2023	22,120	1,952	24,072
Thereafter	83,122	10,367	93,489
Total lease payments	298,660	22,515	321,175
Less: Interest	(98,081)	(7,330)	(105,411)
Present value of lease liabilities	$200,579	$15,185	$215,764
At December 31, 2018, future minimum annual payments under non-cancelable lease agreements with original terms in excess of one year, and including payments required under operating leases for facilities we have vacated, were as follows:

Total
2019	$64,082
2020	53,138
2021	42,480
2022	26,445
2023	19,895
Thereafter	45,708
Total minimum payments	$251,748
Rent expense for all operating leases for the year ended December 31, 2018 was $78.3 million.
Note 7—Derivatives
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
We determine the fair value of our foreign currency derivatives and our interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. Our derivatives are over-the-counter instruments with liquid markets. All derivatives are carried at fair value in our consolidated balance sheets in other assets and other liabilities. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.
We enter into foreign currency contracts to manage our foreign exchange exposure related to certain balance sheet items that do not meet the requirements for hedge accounting. These derivative instruments are adjusted to fair value at the end of each period through earnings. The gain or loss recorded on these instruments is substantially offset by the remeasurement adjustment on the foreign currency denominated asset or liability. We record the change in fair value of derivative instruments and the remeasurement adjustment on the foreign currency denominated asset or liability in acquisition-related and exit and realignment charges for contracts assumed with the Halyard acquisition and in other operating expense, net for all other foreign exchange contracts.

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and 2025	Other assets, net	$—	Other liabilities	$10,969
Foreign currency contracts	$13,448	June 2019 to December 2019	Other assets, net	$317	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$10,610	April 2019 to May 2019	Other assets, net	$229	Other liabilities	$13
The following table summarizes the effect of cash flow hedge accounting on our consolidated statement of income for the period ended March 31, 2019:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss)	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Income in Which the Effects are Recorded	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$(4,094)	Interest expense, net	$(29,101)	$(321)
Foreign currency contracts	$445	Cost of goods sold	$(2,102,964)	$(257)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the period ended March 31, 2019, we recognized a gain of $0.5 million associated with our economic (non-designated) foreign currency contracts.
We were not a party to any derivatives for the period ended March 31, 2018.
Note 8—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and logistics centers, administrative offices and warehouses in the United States and Europe. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Global Solutions segment	$824	$2,708
Global Products segment	7	(29)
Total exit and realignment charges	$831	$2,679

The following table summarizes the activity related to exit and realignment cost and related accruals through March 31, 2019 and 2018:

Total (1)
Accrued exit and realignment costs, December 31, 2018	$8,214
Provision for exit and realignment activities:
Severance	360
Information system restructuring costs	515
Other	83
Change in estimate	(127)
Cash payments	(3,079)
Accrued exit and realignment costs, March 31, 2019	$5,966

Accrued exit and realignment costs, December 31, 2017	$11,972
Provision for exit and realignment activities:
Severance	2,295
Information system restructuring costs	177
Other	230
Change in estimate	(23)
Cash payments	(6,886)
Accrued exit and realignment costs, March 31, 2018	$7,765
(1)The accrued exit and realignment costs at March 31, 2019 and 2018 related primarily to accrued information system restructuring costs and accrued severance.
Note 9—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
Service cost	$374	$19
Interest cost	600	419
Recognized net actuarial loss	260	522
Net periodic benefit cost	$1,234	$960
Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.6 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.
Note 10—Debt
Debt consists of the following:

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, $275 million par value, due September 2021	$273,684	$219,307	$273,577	$207,001
4.375% Senior Notes, $275 million par value, due December 2024	273,079	177,298	272,972	174,859
Term A Loans, due July 2022	409,212	409,212	422,422	422,422
Term B Loan, due April 2025	482,201	388,050	483,327	385,284
Revolver	282,200	282,200	210,100	210,100
Finance leases and other	16,777	16,777	18,774	18,774
Total debt	1,737,153	1,492,844	1,681,172	1,418,440
Less current maturities	(52,018)	(52,018)	(30,590)	(30,590)
Long-term debt	$1,685,135	$1,440,826	$1,650,582	$1,387,850
We have a Credit Agreement (amended February 2019) with a borrowing capacity of $400 million and term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Our credit spread at March 31, 2019 was Eurocurrency Rate plus 3.5%.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loan, if as of the date that is 91 days prior to the maturity date of the Company’s 2021 Notes or the 2024 Notes, respectively, all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility, Term A loans and Term B loan shall be the date that is 91 days prior to the maturity date of the 2021 Notes.
At March 31, 2019, we had letters of credit of $11.7 million outstanding under the Credit Agreement. We also had letters of credit and bank guarantees outstanding for $7.7 million as of March 31, 2019 and December 31, 2018, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2019.
As of March 31, 2019, scheduled future principal payments of debt were $37.2 million in 2019, $49.6 million in 2020, $324.7 million in 2021, $581.0 million in 2022, $5.0 million in 2023, and $748.8 million thereafter.
Note 11—Income Taxes

The effective tax rate was 2.2% for the three months ended March 31, 2019, compared to 41.6% in the same quarter of 2018. The decrease in the rate resulted from the mixture of income and losses in jurisdictions in which the company operates, including those of which require a full valuation allowance, and the incremental income tax expense associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $11.2 million at March 31, 2019 and $9.6 million at December 31, 2018. Included in the liability at March 31, 2019 were $3.3 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

Note 12—Net Income per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income (loss)	$(14,096)	$8,151
Less: income allocated to unvested restricted shares	—	(323)
Net income (loss) attributable to common shareholders - basic and diluted	$(14,096)	$7,828
Denominator:
Weighted average shares outstanding - basic and diluted	60,376	59,969
Net income (loss) per share attributable to common shareholders:
Basic and diluted	$(0.23)	$0.13
Note 13—Shareholders’ Equity
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a 3-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. Our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares of our common stock during the quarters ended March 31, 2019 and 2018. As of March 31, 2019, we have approximately $94.0 million in remaining authorization available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 14—Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2019 and 2018:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	—	(4,207)	(3,649)	(7,856)
Income tax	—	—	808	808
Other comprehensive income (loss) before reclassifications, net of tax	—	(4,207)	(2,841)	(7,048)
Amounts reclassified from accumulated other comprehensive income (loss)	266	—	578	844
Income tax	(69)	—	(150)	(219)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	197	—	428	625
Other comprehensive income (loss)	197	(4,207)	(2,413)	(6,423)
Accumulated other comprehensive income (loss), March 31, 2019	$(7,949)	$(36,758)	$(7,328)	$(52,035)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	—	8,921	6	8,927
Income tax	—	—	—	—
Other comprehensive income (loss) before reclassifications, net of tax	—	8,921	6	8,927
Amounts reclassified from accumulated other comprehensive income (loss)	522	—		522
Income tax	(142)	—	—	(142)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	380	—	—	380
Other comprehensive income (loss)	380	8,921	6	9,307
Accumulated other comprehensive income (loss), March 31, 2018	$(11,686)	$(4,264)	$173	$(15,777)
We include amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three months ended March 31, 2019 and 2018, we reclassified $0.3 million and $0.5 million, respectively, of actuarial net losses.
Note 15—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Global Solutions and Global Products. The Global Solutions segment includes our United States and European distribution, logistics and value-added services business. Global Products manufactures and sources medical surgical products through our production and kitting operations. The Halyard business, acquired on April 30, 2018, is part of Global Products.
We evaluate the performance of our segments based on their operating income excluding intangible amortization, acquisition-related and exit and realignment charges, certain purchase price fair value adjustments, and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis.
Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2019	2018
Net revenue:
Segment net revenue
Global Solutions	$2,234,147	$2,341,122
Global Products	347,085	121,287
Total segment net revenue	2,581,232	2,462,409
Inter-segment revenue
Global Products	(119,844)	(89,830)
Total inter-segment revenue	(119,844)	(89,830)
Consolidated net revenue	$2,461,388	$2,372,579

Operating income (loss):
Global Solutions	$21,071	$36,759
Global Products	7,724	11,084
Inter-segment eliminations	1,747	(242)
Intangible amortization	(10,361)	(6,407)
Acquisition-related and exit and realignment charges	(4,990)	(14,760)
Other (1)	(499)	(2,217)
Consolidated operating income	$14,692	$24,217

Depreciation and amortization:
Global Solutions	$16,113	$15,781
Global Products	12,607	2,130
Consolidated depreciation and amortization	$28,720	$17,911

Capital expenditures:
Global Solutions	$11,376	$13,602
Global Products	2,903	558
Consolidated capital expenditures	$14,279	$14,160
(1) Other consists of Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.

	March 31, 2019	December 31, 2018
Total assets:
Global Solutions	$2,673,148	$2,618,759
Global Products	1,133,977	1,051,662
Segment assets	3,807,125	3,670,421
Cash and cash equivalents	75,239	103,367
Consolidated total assets	$3,882,364	$3,773,788
The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended March 31,
	2019	2018
Net revenue:
United States	$2,303,913	$2,252,634
International	157,475	119,945
Consolidated net revenue	$2,461,388	$2,372,579
Note 16—Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: Owens & Minor, Inc. (O&M); the guarantors of Owens & Minor, Inc.’s 2021 Notes and 2024 Notes, on a combined basis; and the non-guarantor subsidiaries of the 2021 Notes and 2024 Notes, on a combined basis. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several, and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries. The prior period has been recasted for the change in guarantor structure as a result of the amended Credit Agreement.

Three Months Ended March 31, 2019	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,371,809	$337,876	$(248,297)	$2,461,388
Cost of goods sold	—	2,101,290	251,419	(249,745)	2,102,964
Gross margin	—	270,519	86,457	1,448	358,424
Distribution, selling and administrative expenses	—	231,591	107,112	—	338,703
Acquisition-related and exit and realignment charges	—	4,721	269	—	4,990
Other operating expense, net	—	(426)	465	—	39
Operating income	—	34,633	(21,389)	1,448	14,692
Interest expense, net	7,488	18,467	3,146	—	29,101
Income (loss) before income taxes	(7,488)	16,166	(24,535)	1,448	(14,409)
Income tax (benefit) provision	(771)	(816)	1,274	—	(313)
Equity in earnings of subsidiaries	(7,379)	(957)	—	8,336	—
Net income (loss)	(14,096)	16,025	(25,809)	9,784	(14,096)
Other comprehensive income (loss)	(6,423)	(3,393)	(4,157)	7,550	(6,423)
Comprehensive income (loss)	$(20,519)	$12,632	$(29,966)	$17,334	$(20,519)

Three Months Ended March 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Income
Net revenue	$—	$2,228,490	$183,637	$(39,548)	$2,372,579
Cost of goods sold	—	1,994,151	93,212	(39,471)	2,047,892
Gross margin	—	234,339	90,425	(77)	324,687
Distribution, selling and administrative expenses	(179)	196,369	88,171	—	284,361
Acquisition-related and exit and realignment charges	—	13,815	945	—	14,760
Other operating expense, net	—	(583)	1,932	—	1,349
Operating income	179	24,738	(623)	(77)	24,217
Interest expense, net	6,741	1,991	1,521	—	10,253
Income (loss) before income taxes	(6,562)	22,747	(2,144)	(77)	13,964
Income tax (benefit) provision	—	4,456	1,357	—	5,813
Equity in earnings of subsidiaries	14,713	150	—	(14,863)	—
Net income (loss)	8,151	18,441	(3,501)	(14,940)	8,151
Other comprehensive income (loss)	9,307	9,363	8,921	(18,284)	9,307
Comprehensive income (loss)	$17,458	$27,804	$5,420	$(33,224)	$17,458

March 31, 2019	Owens & Minor, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated

Balance Sheets
Assets
Current assets
Cash and cash equivalents	$5,971	$43,611	$25,657	$—	$75,239
Accounts receivable, net	—	887,822	598,948	(643,386)	843,384
Merchandise inventories	—	980,441	233,425	(3,308)	1,210,558
Other current assets	29	99,190	236,846	—	336,065
Total current assets	6,000	2,011,064	1,094,876	(646,694)	2,465,246
Property and equipment, net	—	197,088	189,047	—	386,135
Operating lease assets	2,768	128,775	65,657	—	197,200
Goodwill	—	413,235	—	—	413,235
Intangible assets, net	—	269,143	42,111	—	311,254
Due from O&M and subsidiaries	—	988,509	—	(988,509)	—
Advances to and investment in consolidated subsidiaries	1,689,812	88,164	—	(1,777,976)	—
Other assets, net	—	52,910	56,384	—	109,294
Total assets	$1,698,580	$4,148,888	$1,448,075	$(3,413,179)	$3,882,364
Liabilities and equity
Current liabilities
Accounts payable	$—	$1,233,448	$411,353	$(654,113)	$990,688
Accrued payroll and related liabilities	—	20,714	20,285	—	40,999
Other current liabilities	5,488	222,202	150,299	—	377,989
Total current liabilities	5,488	1,476,364	581,937	(654,113)	1,409,676
Long-term debt, excluding current portion	626,771	1,044,342	14,022	—	1,685,135
Operating lease liabilities, excluding current portion	1,661	108,810	45,232	—	155,703
Due to O&M and subsidiaries	552,974	—	683,403	(1,236,377)	—
Intercompany debt	—	1,246,785	322,105	(1,568,890)	—
Deferred income taxes	—	16,829	25,315	—	42,144
Other liabilities	9,847	58,994	19,026	—	87,867
Total liabilities	1,196,741	3,952,124	1,691,040	(3,459,380)	3,380,525
Equity
Common stock	125,872	—	—	—	125,872
Paid-in capital	241,547	174,614	123,865	(298,479)	241,547
Retained earnings (deficit)	186,455	53,802	(345,445)	291,643	186,455
Accumulated other comprehensive income (loss)	(52,035)	(31,652)	(21,385)	53,037	(52,035)
Total equity	501,839	196,764	(242,965)	46,201	501,839
Total liabilities and equity	$1,698,580	$4,148,888	$1,448,075	$(3,413,179)	$3,882,364

December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$37,254	$5,294	$60,819	$—	$103,367
Accounts receivable, net	—	804,638	482,675	(463,895)	823,418
Merchandise inventories	—	1,060,083	234,778	(4,758)	1,290,103
Other current assets	117	117,163	205,678	(1,268)	321,690
Total current assets	37,371	1,987,178	983,950	(469,921)	2,538,578
Property and equipment, net	—	201,055	185,668	—	386,723
Goodwill	—	414,122	—	—	414,122
Intangible assets, net	—	290,814	30,950	—	321,764
Due from O&M and subsidiaries	—	880,901	—	(880,901)	—
Advances to and investments in consolidated subsidiaries	1,697,191	93,278	—	(1,790,469)	—
Other assets, net	1,788	56,221	54,592	—	112,601
Total assets	$1,736,350	$3,923,569	$1,255,160	$(3,141,291)	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$—	$1,190,283	$394,664	$(475,358)	$1,109,589
Accrued payroll and related liabilities	—	23,071	25,132	—	48,203
Other current liabilities	9,641	161,371	143,207	—	314,219
Total current liabilities	9,641	1,374,725	563,003	(475,358)	1,472,011
Long-term debt, excluding current portion	595,856	1,040,664	14,062	—	1,650,582
Due to O&M and subsidiaries	605,558	—	67,900	(673,458)	—
Intercompany debt	—	1,246,787	322,101	(1,568,888)	—
Deferred income taxes	—	29,288	21,564	—	50,852
Other liabilities	6,876	51,366	23,682	—	81,924
Total liabilities	1,217,931	3,742,830	1,012,312	(2,717,704)	3,255,369
Equity
Common stock	124,588	—	—	—	124,588
Paid-in capital	238,773	174,614	583,869	(758,483)	238,773
Retained earnings (deficit)	200,670	37,777	(319,636)	281,859	200,670
Accumulated other comprehensive income (loss)	(45,612)	(31,652)	(21,385)	53,037	(45,612)
Total equity	518,419	$180,739	242,848	(423,587)	518,419
Total liabilities and equity	$1,736,350	$3,923,569	$1,255,160	$(3,141,291)	$3,773,788

Three Months Ended March 31, 2019	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$(14,096)	$16,025	$(25,809)	$9,784	$(14,096)
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	7,379	957	—	(8,336)	—
Depreciation and amortization	—	16,339	12,381	—	28,720
Share-based compensation expense	—	4,505	—	—	4,505
Provision for losses on accounts receivable	—	3,644	(25)	—	3,619
Deferred income tax expense (benefit)	—	(4,851)	(3,762)	—	(8,613)
Changes in operating assets and liabilities:
Accounts receivable	—	(86,828)	(115,237)	179,492	(22,573)
Merchandise inventories	—	79,642	2,001	(1,449)	80,194
Accounts payable	—	43,165	15,105	(178,750)	(120,480)
Net change in other assets and liabilities	(2,276)	56,354	(69,195)	(741)	(15,858)
Other, net	213	3,483	(18)	—	3,678
Cash (used for) provided by operating activities	(8,780)	132,435	(184,559)	—	(60,904)
Investing activities:
Additions to property and equipment	—	(3,666)	(8,008)	—	(11,674)
Additions to computer software and intangible assets	—	(2,124)	(481)	—	(2,605)
Proceeds from sale of property and equipment	—	—	271	—	271
Cash used for investing activities	—	(5,790)	(8,218)	—	(14,008)
Financing activities:
Borrowing (repayments) under revolving credit facility	—	72,100	—	—	72,100
Repayment of debt	—	(12,394)	—	—	(12,394)
Financing costs paid	—	(4,313)	—	—	(4,313)
Change in intercompany advances	(17,292)	(143,485)	160,777	—	—
Cash dividends paid	(4,764)	—	—	—	(4,764)
Other, net	(447)	(236)	(441)	—	(1,124)
Cash provided by (used for) financing activities	(22,503)	(88,328)	160,336	—	49,505
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,721)	—	(2,721)
Net increase (decrease) in cash and cash equivalents	(31,283)	38,317	(35,162)	—	(28,128)
Cash and cash equivalents at beginning of period	37,254	5,294	60,819	—	103,367
Cash and cash equivalents at end of period	$5,971	$43,611	$25,657	$—	$75,239

Three Months Ended March 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Statements of Cash Flows
Operating activities:
Net income (loss)	$8,151	$18,441	$(3,501)	$(14,940)	$8,151
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Equity in earnings of subsidiaries	(14,713)	(150)	—	14,863	—
Depreciation and amortization	—	11,207	6,704	—	17,911
Share-based compensation expense	—	3,035	—	—	3,035
Provision for losses on accounts receivable	—	1,219	(146)	—	1,073
Deferred income tax expense (benefit)	—	(1,453)	(29)	—	(1,482)
Changes in operating assets and liabilities:
Accounts receivable	—	(60,302)	41,636	147	(18,519)
Merchandise inventories	—	(29,606)	(1,026)	76	(30,556)
Accounts payable	—	13,696	(4,078)	(140)	9,478
Net change in other assets and liabilities	121	31,976	(3,187)	(6)	28,904
Other, net	250	132	(104)	—	278
Cash (used for) provided by operating activities	(6,191)	(11,805)	36,269	—	18,273
Investing activities:
Additions to property and equipment	—	(5,847)	(1,227)	—	(7,074)
Additions to computer software and intangible assets	—	(6,078)	(1,008)	—	(7,086)
Cash used for investing activities	—	(11,925)	(2,235)	—	(14,160)
Financing activities:
Borrowings (repayments) under revolving credit facility	—	(300)	—	—	(300)
Repayment of debt	—	(3,125)	—	—	(3,125)
Change in intercompany advances	22,949	22,151	(45,100)	—	—
Cash dividends paid	(16,074)	—	—	—	(16,074)
Other, net	(1,113)	(421)	(770)	—	(2,304)
Cash provided by (used for) financing activities	5,762	18,305	(45,870)	—	(21,803)
Effect of exchange rate changes on cash and cash equivalents	—	—	800	—	800
Net increase (decrease) in cash and cash equivalents	(429)	(5,425)	(11,036)	—	(16,890)
Cash and cash equivalents at beginning of period	13,700	11,080	79,742	—	104,522
Cash and cash equivalents at end of period	$13,271	$5,655	$68,706	$—	$87,632
Note 17—Recent Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU No. 2017-12 is intended to simplify the application of hedge accounting and provide increased transparency as to the scope and results of hedging programs. For calendar year-end entities, the update will be effective for annual periods beginning January 1, 2019, and interim periods within those fiscal years. The Company adopted ASU No. 2017-12 effective beginning January 1, 2019. Its adoption did not have a material impact on our consolidated financial statements.

On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings. ASU No. 2018-02 was effective for the Company on January 1, 2019 and we elected not to reclassify income tax effects due to the Act from accumulated other comprehensive income (loss) to retained earnings on the consolidated balance sheets in the period of adoption.

We adopted ASU No. 2016-02, Leases (Topic 842), as of January 1, 2019. We elected to use the adoption date as our date of initial application and thus have not restated comparative prior periods. We elected the ‘package of practical expedients’, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.
The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.
The adoption of the new standard resulted in the recording of operating lease assets and lease liabilities of approximately $197 million and $201 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net income and had no impact on cash flows.
There have been no further changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2018. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers and manufacturers across the continuum of care.
On April 30, 2018 (the Closing Date), we acquired substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its information technology (IT) systems in exchange for $758 million, net of cash acquired. The Halyard business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
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

	Three Months Ended March 31,
(Dollars in thousands except per share data)	2019	2018
Operating income, as reported (GAAP)	$14,692	$24,217
Intangible amortization (1)	10,361	6,407
Acquisition-related and exit and realignment charges (2)	4,990	14,760
Other (3)	499	2,217
Operating income, adjusted (non-GAAP) (Adjusted Operated Income)	$30,542	$47,601
Operating Income as a percent of revenue (GAAP)	0.60%	1.02%
Adjusted Operating Income as a percent of revenue (non-GAAP)	1.24%	2.01%

Net income (loss), as reported (GAAP)	$(14,096)	$8,151
Intangible amortization (1)	10,361	6,407
Income tax expense (benefit) (5)	(1,664)	(1,557)
Acquisition-related and exit and realignment charges (2)	4,990	14,760
Income tax expense (benefit) (5)	(760)	(3,576)
Write-off of deferred financing costs (4)	2,003	—
Income tax expense (benefit) (5)	(313)	—
Other (3)	499	2,217
Income tax expense (benefit) (5)	(55)	(228)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$965	$26,174

Net income (loss) per diluted common share, as reported (GAAP)	$(0.23)	$0.13
Intangible amortization (1)	0.14	0.08
Acquisition-related and exit and realignment charges (2)	0.07	0.19
Write-off of deferred financing costs (4)	0.03	—
Other (3)	0.01	0.03
Net income per diluted common share, adjusted (non-GAAP)(Adjusted EPS)	$0.02	$0.43
Net income (loss) per diluted share was $(0.23) for the three months ended March 31, 2019, a decline of $0.36 compared to 2018. Adjusted EPS (non-GAAP) was $0.02 in the first quarter of 2019, a decline of $0.41 when compared to prior year. Global Solutions segment operating income of $21.1 million declined $15.7 million from the first quarter of 2018 as a result of lower revenues, continued pressure on distribution margins, and higher supply chain costs. Global Products operating income, which includes Halyard, was $7.7 million in the first quarter of 2019 and $11.1 million in the first quarter of 2018.
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
The non-GAAP financial measures disclosed by us should not be considered substitutes for, or superior to, financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements set forth above should be carefully evaluated.

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
(2) Acquisition-related charges were $4.2 million and $12.1 million in the first quarter of 2019 and 2018, respectively. Acquisition-related charges in 2019 and 2018 consist primarily of transition and transaction costs for the Halyard transaction.
Exit and realignment charges were $0.8 million in the first quarter of 2019 and $2.7 million in the first quarter of 2018. Amounts in 2019 were associated with the establishment of our client engagement centers and IT restructuring charges. Amounts in 2018 were associated with the establishment of our client engagement centers.
(3) Other consists of Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(4) Write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement.
(5) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Global Solutions	$2,234,147	$2,341,122	$(106,975)	(4.6)%
Global Products	347,085	121,287	225,798	186.2%
Inter-segment	(119,844)	(89,830)	(30,014)	(33.4)%
Net revenue	$2,461,388	$2,372,579	$88,809	3.7%
Consolidated net revenue increased primarily as a result of the acquisition of Halyard in April 2018, which contributed revenue of $188.7 million (net of intercompany eliminations) in the quarter. Lower distribution revenues as a result of customer non-renewals, primarily resulting from service issues, contributed to the year over year change in the Global Solutions segment, which was partially offset by sales growth from Byram.
Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Cost of goods sold	$2,102,964	$2,047,892	$55,072	2.7%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution or buy/sell contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products business. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix.
Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Gross margin	$358,424	$324,687	$33,737	10.4%
As a % of net revenue	14.56%	13.68%
Gross margin in the first quarter of 2019 included contributions from Halyard, strong revenue growth with Byram, and increased fee-for-service revenues, which were partially offset by the impact from lower distribution revenues, a decline in distribution margins, and unfavorable impact from foreign currency translation of $6.6 million.

Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Distribution, selling and administrative expenses	$338,703	$284,361	$54,342	19.1%
As a % of net revenue	13.76%	11.99%
Other operating expense, net	$39	$1,349	$(1,310)	(97.1)%
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
Overall DS&A expenses compared to prior year reflected increased expenses related to expenses to support the Halyard business, strong revenue growth with Byram, and fee-for-service arrangements within Manufacturer Solutions, higher transportation fleet costs and delivery expenses, and increased expenses incurred for the development of new customer solutions, partially offset by favorable impacts for foreign currency translation of $6.6 million.
The decrease in other operating expense, net was attributed primarily to lower software as a service implementation expenses.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Interest expense, net	$29,101	$10,253	$18,848	183.8%
Effective interest rate	6.34%	4.52%
Interest expense in the first quarter of 2019 was higher than prior year primarily as a result of borrowings under our revolving credit facility and term loans entered into in the second quarter of 2018. In addition, interest expense included $2.0 million related to write-off of deferred financing costs associated with the revolving credit facility as a result of the debt amendment in February 2019. See Note 10 in Notes to Consolidated Financial Statements.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2019	2018	$	%
Income tax provision	$(313)	$5,813	$(6,126)	(105.4)%
Effective tax rate	2.2%	41.6%
The effective tax rate was 2.2% for the quarter ended March 31, 2019, compared to 41.6% in the same quarter of 2018. The decrease in the rate resulted from the mixture of income and losses in jurisdictions in which the Company operates, including those of which require a full valuation allowance, and the incremental income tax expense associated with the vesting of restricted stock.

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

	March 31, 2019	December 31, 2018	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$75,239	$103,367	$(28,128)	(27.2)%
Accounts receivable, net of allowances	$843,384	$823,418	$19,966	2.4%
Consolidated DSO (1)	29.4	28.5
Merchandise inventories	$1,210,558	$1,290,103	$(79,545)	(6.2)%
Consolidated inventory turnover (2)	6.8	7.4
Accounts payable	$990,688	$1,109,589	$(118,901)	(10.7)%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended March 31, 2019 and year ended December 31, 2018
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

(Dollars in thousands)	2019	2018
Net cash provided by (used for):
Operating activities	$(60,904)	$18,273
Investing activities	(14,008)	(14,160)
Financing activities	49,505	(21,803)
Effect of exchange rate changes	(2,721)	800
Increase (decrease) in cash and cash equivalents	$(28,128)	$(16,890)
Cash used for (provided by) operating activities in the first three months of 2019 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in the first three months of 2019 included capital expenditures of $14.3 million for our strategic and operational efficiency initiatives, particularly initiatives relating to capital expenditures of property and equipment and capitalized software.
Cash provided by (used for) financing activities included dividend payments of $4.8 million in the first three months of 2019, compared to $16.1 million in the same period of 2018. In the first quarter of 2019 and 2018, cash provided by (used for) financing activities included proceeds from borrowings of $72.1 million and $(0.3) million under our revolving credit facility. Financing activities in the first quarter of 2019 and 2018 also included the repayment of $12.4 million and $3.1 million in borrowings on our Credit Agreement. The Company also paid $4.3 million in financing costs related to the Fourth Amendment to the Credit Agreement in February 2019.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement (amended February 2019) with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides a borrowing capacity of $400 million and $914 million outstanding in term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition. Our credit spread at March 31, 2019 was Eurocurrency Rate plus 3.5%.

We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loan, if as of the date that is 91 days prior to the maturity date of the Company’s 2021 Notes or the 2024 Notes, respectively, all outstanding amounts owing under the 2021 Notes or the 2024 Notes, respectively, have not been paid in full then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility, Term A loans and Term B loan shall be the date that is 91 days prior to the maturity date of the 2021 Notes.
At March 31, 2019, we had borrowings of $282.2 million under the revolver and letters of credit of $11.7 million outstanding under the Credit Agreement along with $550 million in Senior Notes. We also had letters of credit and bank guarantees outstanding for $7.7 million as of March 31, 2019 and December 31, 2018, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
The fourth quarter dividend of $0.075 per share was accrued at December 31, 2018 and paid in January 2019. The first quarter dividend of $0.0025 per share was paid in March 2019. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. However, our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares during 2019. At March 31, 2019, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash and cash equivalents held by our foreign subsidiaries totaled $61.2 million at March 31, 2019 and $64.9 million at December 31, 2018. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized an amount for this one-time transition tax. The Company continues to remain permanently reinvested in its foreign subsidiaries, with the exception of our newly acquired subsidiary in Thailand. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities in which we assert permanent reinvestment. Management has no specific plans to indefinitely reinvest the unremitted earnings of our newly acquired foreign subsidiary located in Thailand as of March 31, 2019. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. The Company will continue to evaluate its foreign earnings repatriation policy during 2019 for all other foreign subsidiaries in which we operate.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 17 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2019.
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

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;

•	our ability to successfully implement the expense reduction and productivity and efficiency increasing initiatives;

•	our ability to continue to comply with the terms and conditions of Byram Healthcare’s Corporate Integrity Agreement;

•	the potentially adverse impact of the United Kingdom’s planned withdrawal from the European Union; and

•	other factors detailed from time to time in the reports we file with the SEC.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $914 million in borrowings under our term loans, $282 million in borrowings under our revolving credit facility and $12 million in letters of credit under the Credit Agreement at March 31, 2019. After considering the effects of interest rate swap agreements entered into during July 2018, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7 million per year based on our borrowings outstanding and the effective interest rates at March 31, 2019.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.02 per gallon in the first three months of 2019 and 2018. Based on our fuel consumption in the first three months of 2019, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.4 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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

In the second quarter of 2018, we acquired the Halyard Surgical & Infection Prevention business. This acquisition represented $682 million of total assets and $189 million of revenues (net of intercompany eliminations) as of and for the three months ended March 31, 2019. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of this acquisition.
There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately assessed the adoption impact of the new lease standard, and its related amendments, on our consolidated financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Through March 31, 2019, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Through March 31, 2019, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the three months ended March 31, 2019.

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

Owens & Minor, Inc.
(Registrant)

Date:	May 7, 2019	/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer

Date:	May 7, 2019	/s/ Robert K. Snead
Robert K. Snead
Executive Vice President & Chief Financial Officer