Form 10-Q
period 2019-06-30
OWENS & MINOR INC/VA/
filed 2019-08-07
CIK 75252

u

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9810
_______________________________________________________
Owens & Minor, Inc.
(Exact name of Registrant as specified in its charter)
_______________________________________________________

Virginia			54-1701843
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard	Mechanicsville	Virginia	23116
(Address of principal executive offices)			(Zip Code)

Post Office Box 27626, Richmond, Virginia			23261-7626
(Mailing address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code (804) 723-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value per share	OMI	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2019, was 62,958,021 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net revenue	$2,484,200	$2,458,271	$4,945,587	$4,830,850
Cost of goods sold	2,115,773	2,133,277	4,218,736	4,181,170
Gross margin	368,427	324,994	726,851	649,680
Distribution, selling and administrative expenses	345,892	308,775	684,595	593,136
Goodwill and intangible asset impairment charges	—	165,447	—	165,447
Acquisition-related and exit and realignment charges	5,655	24,930	10,645	39,690
Other operating (income) expense, net	736	(2,107)	775	(759)
Operating income (loss)	16,144	(172,051)	30,836	(147,834)
Interest expense, net	27,682	18,571	56,783	28,824
Loss before income taxes	(11,538)	(190,622)	(25,947)	(176,658)
Income tax benefit	(1,062)	(7,845)	(1,375)	(2,032)
Net loss	$(10,476)	$(182,777)	$(24,572)	$(174,626)

Net loss per common share: basic and diluted	$(0.18)	$(3.07)	$(0.41)	$(2.92)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net loss	$(10,476)	$(182,777)	$(24,572)	$(174,626)
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2019 and 2018)	7,452	(20,678)	3,245	(11,757)
Change in unrecognized net periodic pension costs (net of income tax of $63 and $126 in 2019 and $149 and $286 in 2018)	197	374	394	754
Net unrealized loss on derivative instruments and other (net of income tax of $2,662 and $3,641 in 2019 and $68 in 2018)	(5,262)	(122)	(7,675)	(116)
Total other comprehensive income (loss), net of tax	2,387	(20,426)	(4,036)	(11,119)
Comprehensive loss	$(8,089)	$(203,203)	$(28,608)	$(185,745)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$91,339	$103,367
Accounts receivable, net of allowances of $21,456 and $19,618	843,343	823,418
Merchandise inventories	1,237,713	1,290,103
Other current assets	302,234	321,690
Total current assets	2,474,629	2,538,578
Property and equipment, net of accumulated depreciation of $297,297 and $270,105	389,933	386,723
Operating lease assets	206,199	—
Goodwill	407,651	414,122
Intangible assets, net	311,027	321,764
Other assets, net	106,632	112,601
Total assets	$3,896,071	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$1,039,074	$1,109,589
Accrued payroll and related liabilities	47,284	48,203
Other current liabilities	384,040	314,219
Total current liabilities	1,470,398	1,472,011
Long-term debt, excluding current portion	1,624,692	1,650,582
Operating lease liabilities, excluding current portion	161,785	—
Deferred income taxes	49,507	50,852
Other liabilities	92,788	81,924
Total liabilities	3,399,170	3,255,369
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,964 shares and 62,294 shares	125,928	124,588
Paid-in capital	244,756	238,773
Retained earnings	175,865	200,670
Accumulated other comprehensive loss	(49,648)	(45,612)
Total equity	496,901	518,419
Total liabilities and equity	$3,896,071	$3,773,788

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(24,572)	$(174,626)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	58,902	43,813
Share-based compensation expense	8,093	6,140
Goodwill and intangible asset impairment charges	—	165,447
Provision for losses on accounts receivable	6,534	2,867
Deferred income tax benefit	(14,597)	(6,172)
Changes in operating lease right-of-use assets and lease liabilities	(616)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,346)	(30,357)
Merchandise inventories	52,346	5,211
Accounts payable	(71,704)	47,260
Net change in other assets and liabilities	32,226	(14,629)
Other, net	5,748	1,299
Cash provided by operating activities	29,014	46,253
Investing activities:
Acquisitions, net of cash acquired	—	(733,433)
Additions to property and equipment	(21,020)	(19,816)
Additions to computer software	(4,511)	(10,238)
Proceeds from sale of property and equipment	339	12
Cash used for investing activities	(25,192)	(763,475)
Financing activities:
Proceeds from issuance of debt	—	695,750
Borrowings under revolving credit facility	19,900	101,000
Repayments of debt	(24,788)	(6,250)
Financing costs paid	(4,313)	(27,697)
Cash dividends paid	(4,918)	(32,284)
Other, net	(1,934)	(3,670)
Cash (used for) provided by financing activities	(16,053)	726,849
Effect of exchange rate changes on cash and cash equivalents	203	4,039
Net (decrease) increase in cash and cash equivalents	(12,028)	13,666
Cash and cash equivalents at beginning of period	103,367	104,522
Cash and cash equivalents at end of period	$91,339	$118,188
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$(13,929)	$12,318
Interest paid	$53,183	$24,848

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net income				8,151		8,151
Other comprehensive income					9,307	9,307
Dividends declared ($0.26 per share)				(16,027)		(16,027)
Share-based compensation expense, exercises and other	336	672	1,336			2,008
Balance, March 31, 2018	61,812	$123,624	$228,273	$682,798	$(15,777)	$1,018,918
Net income				(182,777)		(182,777)
Other comprehensive loss					(20,426)	(20,426)
Dividends declared ($0.26 per share)				(16,175)		(16,175)
Share-based compensation expense, exercises and other	529	1,057	1,611			2,668
Balance, June 30, 2018	62,341	$124,681	$229,884	$483,846	$(36,203)	$802,208

Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(14,096)		(14,096)
Other comprehensive loss					(6,423)	(6,423)
Dividends declared ($0.0025 per share)				(119)		(119)
Share-based compensation expense, exercises and other	642	1,284	2,774			4,058
Balance, March 31, 2019	62,936	$125,872	$241,547	$186,455	$(52,035)	$501,839
Net loss				(10,476)		(10,476)
Other comprehensive income					2,387	2,387
Dividends declared ($0.0025 per share)				(114)		(114)
Share-based compensation expense, exercises and other	28	56	3,209			3,265
Balance, June 30, 2019	62,964	$125,928	$244,756	$175,865	$(49,648)	$496,901

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
Note 3—Acquisition
On April 30, 2018 (the Acquisition Date), we completed the acquisition of substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention (S&IP) business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its information technology (IT) systems in exchange for $758 million, net of cash acquired. The Halyard business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
The following table presents the fair value of the assets acquired and liabilities assumed recognized as of the Acquisition Date. The fair value of intangibles from this acquisition was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and Current Period Fair Value	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$330,870	$—	$330,870
Goodwill	130,217	(4,675)	125,542
Intangible assets	191,230	13,000	204,230
Other noncurrent assets	218,387	5,616	224,003
Total assets	870,704	13,941	884,645
Liabilities assumed:
Current liabilities	92,438	741	93,179
Noncurrent liabilities	20,217	13,200	33,417
Total liabilities	112,655	13,941	126,596
Fair value of net assets acquired, net of cash	$758,049	$—	$758,049
(1) As previously reported in our 2018 Form 10-K.
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, a trade name and other intellectual property, over their estimated weighted average useful lives of eight to 12 years.
Goodwill of $126 million, which we assigned to our Global Products segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the medical products segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The unaudited pro forma results of net revenue for the three and six months ended June 30, 2018 as if Halyard was acquired on January 1, 2018 were $2,528,271 and $5,110,850, respectively. The pro forma results of net loss and net loss per common share have not been represented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results noted above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.
Note 4—Financing Receivables and Payables
At June 30, 2019 and December 31, 2018, we had financing receivables of $194.7 million and $183.3 million, respectively, and related payables of $92.0 million and $100.3 million, respectively, outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through June 30, 2019:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2018	$283,905	$130,217	$414,122
Currency translation adjustments	—	(1,796)	(1,796)
Acquisition	—	(4,675)	(4,675)
Carrying amount of goodwill, June 30, 2019	$283,905	$123,746	$407,651

Intangible assets at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019			December 31, 2018
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$284,452	$90,000	$45,685	$267,510	$97,000	$42,930
Accumulated amortization	(89,713)	(12,338)	(7,059)	(72,947)	(8,544)	(4,185)
Net intangible assets	$194,739	$77,662	$38,626	$194,563	$88,456	$38,745
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At June 30, 2019, $96.9 million in net intangible assets were held in the Global Solutions segment and $214.1 million were held in the Global Products segment. Amortization expense for intangible assets was $13.1 million and $9.4 million for the three months ended June 30, 2019 and 2018 and $23.5 million and $15.8 million for the six months ended June 30, 2019 and 2018, respectively.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $22.0 million for the remainder of 2019, $43.0 million for 2020, $41.3 million for 2021, $40.4 million for 2022, $39.2 million for 2023 and $35.3 million for 2024.
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
The adoption of the new standard resulted in the recording of operating lease assets and lease liabilities of approximately $197 million and $201 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net loss and had no impact on cash flows.
We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for one to five-year increments. The exercise of lease renewal options is at our sole discretion. Our lease terms may include those options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 10 years. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. We use the implicit rate when readily determinable. The operating lease asset also includes adjustments for any lease payments made and lease incentives.

The components of lease expense were as follows:

	Classification	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease cost	Distribution, selling and administrative expenses	$16,802	$34,239
Finance lease cost:
Amortization of lease assets	Distribution, selling and administrative expenses	455	1,211
Interest on lease liabilities	Interest expense, net	299	633
Total finance lease cost		754	1,844
Total lease cost		$17,556	$36,083
Short-term lease costs and variable lease costs are immaterial.
Supplemental balance sheet information is as follows:

	Classification	As of June 30, 2019
Assets:
Operating lease assets	Operating lease assets	$206,199
Finance lease assets	Property and equipment, net	13,084
Total lease assets		$219,283
Liabilities:
Current
Operating	Other current liabilities	$48,892
Finance	Other current liabilities	2,679
Noncurrent
Operating	Operating lease liabilities, excluding current portion	161,785
Finance	Long-term debt, excluding current portion	14,704
Total lease liabilities		$228,060

Other information related to leases was as follows:

Six months ended June 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$34,742
Financing cash flows from finance leases	$1,143

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$28,694

Weighted average remaining lease term (years)
Operating leases	6.1
Finance leases	8.1

Weighted average discount rate
Operating leases	12.0%
Finance leases	9.3%

Maturities of lease liabilities as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases	Total
2019 (remainder)	$40,239	$2,262	$42,501
2020	63,545	3,186	66,731
2021	54,918	2,631	57,549
2022	34,568	2,436	37,004
2023	23,968	2,314	26,282
Thereafter	86,009	11,455	97,464
Total lease payments	303,247	24,284	327,531
Less: Interest	(92,570)	(6,901)	(99,471)
Present value of lease liabilities	$210,677	$17,383	$228,060

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of June 30, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and 2025	Other assets, net	$—	Other liabilities	$18,770
Foreign currency contracts	$4,515	September 2019 to December 2019	Other assets, net	$258	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$15,874	July 2019 to August 2019	Other assets, net	$342	Other liabilities	$—

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of income (loss) for the three and six months ended June 30, 2019:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Income in Which the Effects are Recorded		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest rate swaps	$(8,162)	$(12,577)	Interest expense, net	$(27,682)	$(56,783)	$(361)	$(682)
Foreign currency contracts	$191	$636	Cost of goods sold	$(2,115,773)	$(4,218,736)	$314	$57

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three and six months ended June 30, 2019, we recognized gains of $0.5 million and $1.0 million, respectively, associated with our economic (non-designated) foreign currency contracts.
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

Exit and realignment charges by segment for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Global Solutions segment	$1,902	$1,737	$2,595	$4,444
Global Products segment	80	—	214	(29)
Total exit and realignment charges	$1,982	$1,737	$2,809	$4,415

The following table summarizes the activity related to exit and realignment cost and related accruals through June 30, 2019 and 2018:

Total (1)
Accrued exit and realignment costs, December 31, 2018	$8,214
Provision for exit and realignment activities:
Severance	360
Information system restructuring costs	515
Other	83
Change in estimate	(127)
Cash payments	(3,079)
Accrued exit and realignment costs, March 31, 2019	$5,966
Provision for exit and realignment activities:
Severance	1,008
Information system restructuring costs	948
Other	27
Cash payments	(2,569)
Accrued exit and realignment costs, June 30, 2019	$5,380

Accrued exit and realignment costs, December 31, 2017	$11,972
Provision for exit and realignment activities:
Severance	2,295
Information system restructuring costs	177
Other	230
Change in estimate	(23)
Cash payments	(6,886)
Accrued exit and realignment costs, March 31, 2018	$7,765
Provision for exit and realignment activities:
Severance	(415)
Information system restructuring costs	1,079
Other	1,072
Cash payments	(6,358)
Accrued exit and realignment costs, June 30, 2018	$3,143

(1)The accrued exit and realignment costs at June 30, 2019 and 2018 related primarily to accrued information system restructuring costs and accrued severance.

Note 9—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$387	$18	$761	$38
Interest cost	600	419	1,200	838
Recognized net actuarial loss	260	522	520	1,044
Net periodic benefit cost	$1,247	$959	$2,481	$1,920

Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.6 million for the three months ended June 30, 2019 and 2018 and $1.2 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.
Note 10—Debt
Debt consists of the following:

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, $275 million par value, due September 2021	$273,835	$237,738	$273,577	$207,001
4.375% Senior Notes, $275 million par value, due December 2024	273,141	203,808	272,972	174,859
Term A Loans, due July 2022	398,615	405,337	422,422	422,422
Term B Loan, due April 2025	481,579	419,331	483,327	385,284
Revolver	230,000	230,000	210,100	210,100
Finance leases and other	21,792	21,792	18,774	18,774
Total debt	1,678,962	1,518,006	1,681,172	1,418,440
Less current maturities	(54,270)	(54,270)	(30,590)	(30,590)
Long-term debt	$1,624,692	$1,463,736	$1,650,582	$1,387,850

We have a Credit Agreement (amended February 2019) with a borrowing capacity of $400 million and term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at June 30, 2019 was Eurocurrency Rate plus 3.5%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
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
At June 30, 2019 and December 31, 2018, we had letters of credit of $11.7 million and $15.2 million, respectively, outstanding under the Credit Agreement. We also had letters of credit and bank guarantees outstanding for $6.1 million and $7.7 million as of June 30, 2019 and December 31, 2018, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
The Credit Agreement and senior notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at June 30, 2019.
As of June 30, 2019, scheduled future principal payments of debt were $24.8 million in 2019, $49.6 million in 2020, $324.7 million in 2021, $528.8 million in 2022, $5.0 million in 2023, and $748.8 million thereafter.
Note 11—Income Taxes

The effective tax rate was 9.2% and 5.3% for the three and six months ended June 30, 2019, compared to 4.1% and 1.2% in the same periods of 2018. The change in these rates resulted from the mixture of income and losses in jurisdictions in which the company operates, including those of which require a full valuation allowance, and the incremental income tax expense associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $11.5 million at June 30, 2019 and $9.6 million at December 31, 2018. Included in the liability at June 30, 2019 and December 31, 2018 were $3.4 million and $1.9 million, respectively, of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 12—Net Loss per Common Share
The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss attributable to common shareholders - basic and diluted	$(10,476)	$(182,777)	$(24,572)	$(174,626)
Denominator:
Weighted average shares outstanding - basic and diluted	59,805	59,750	60,403	60,022
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.18)	$(3.07)	$(0.41)	$(2.92)

Note 13—Shareholders’ Equity
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a 3-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. Our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares of our common stock during the six months ended June 30, 2019 and 2018. As of June 30, 2019, we have approximately $94.0 million in remaining authorization available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 14—Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2019 and 2018:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, March 31, 2019	$(7,949)	$(36,758)	$(7,328)	$(52,035)
Other comprehensive income (loss) before reclassifications	—	7,452	(7,971)	(519)
Income tax	—	—	2,678	2,678
Other comprehensive income (loss) before reclassifications, net of tax	—	7,452	(5,293)	2,159
Amounts reclassified from accumulated other comprehensive income (loss)	260	—	47	307
Income tax	(63)	—	(16)	(79)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	197	—	31	228
Other comprehensive income (loss)	197	7,452	(5,262)	2,387
Accumulated other comprehensive loss, June 30, 2019	$(7,752)	$(29,306)	$(12,590)	$(49,648)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), March 31, 2018	$(11,686)	$(4,264)	$173	$(15,777)
Other comprehensive income (loss) before reclassifications	—	(20,678)	(190)	(20,868)
Income tax	—	—	68	68
Other comprehensive income (loss) before reclassifications, net of tax	—	(20,678)	(122)	(20,800)
Amounts reclassified from accumulated other comprehensive income (loss)	523	—	—	523
Income tax	(149)	—	—	(149)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	374	—	—	374
Other comprehensive income (loss)	374	(20,678)	(122)	(20,426)
Accumulated other comprehensive income (loss), June 30, 2018	$(11,312)	$(24,942)	$51	$(36,203)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	—	3,245	(11,941)	(8,696)
Income tax	—	—	3,831	3,831
Other comprehensive income (loss) before reclassifications, net of tax	—	3,245	(8,110)	(4,865)
Amounts reclassified from accumulated other comprehensive income (loss)	520	—	625	1,145
Income tax	(126)	—	(190)	(316)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	394	—	435	829
Other comprehensive income (loss)	394	3,245	(7,675)	(4,036)
Accumulated other comprehensive loss, June 30, 2019	$(7,752)	$(29,306)	$(12,590)	$(49,648)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	—	(11,757)	(184)	(11,941)
Income tax	—	—	68	68
Other comprehensive income (loss) before reclassifications, net of tax	—	(11,757)	(116)	(11,873)
Amounts reclassified from accumulated other comprehensive income (loss)	1,040	—	—	1,040
Income tax	(286)	—	—	(286)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	754	—	—	754
Other comprehensive income (loss)	754	(11,757)	(116)	(11,119)
Accumulated other comprehensive income (loss), June 30, 2018	$(11,312)	$(24,942)	$51	$(36,203)

We include amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and six months ended June 30, 2019, we reclassified $0.2 million and $0.4 million, respectively, of actuarial net losses. For the three and six months ended June 30, 2018, we reclassified $0.4 million and $0.8 million, respectively, of actuarial net losses.
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue:
Segment net revenue
Global Solutions	$2,241,965	$2,290,173	$4,476,111	$4,631,295
Global Products	363,889	279,588	710,974	400,875
Total segment net revenue	2,605,854	2,569,761	5,187,085	5,032,170
Inter-segment revenue
Global Products	(121,654)	(111,490)	(241,498)	(201,320)
Total inter-segment revenue	(121,654)	(111,490)	(241,498)	(201,320)
Consolidated net revenue	$2,484,200	$2,458,271	$4,945,587	$4,830,850

Operating income (loss):
Global Solutions	$19,454	$23,977	$40,525	$60,593
Global Products	17,949	22,489	25,673	33,717
Inter-segment eliminations	(729)	167	1,017	(75)
Goodwill and intangible asset impairment charges	—	(165,447)	—	(165,447)
Intangible amortization	(13,106)	(9,374)	(23,466)	(15,781)
Acquisition-related and exit and realignment charges	(5,655)	(24,930)	(10,645)	(39,690)
Other (1)	(1,769)	(18,933)	(2,268)	(21,151)
Consolidated operating income (loss)	$16,144	$(172,051)	$30,836	$(147,834)

Depreciation and amortization:
Global Solutions	$14,936	$15,854	$31,049	$31,635
Global Products	15,246	10,048	27,853	12,178
Consolidated depreciation and amortization	$30,182	$25,902	$58,902	$43,813

Capital expenditures:
Global Solutions	$7,372	$14,544	$18,748	$28,146
Global Products	3,880	1,350	6,783	1,908
Consolidated capital expenditures	$11,252	$15,894	$25,531	$30,054

(1) Other consists of Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy and incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value.
.

	June 30, 2019	December 31, 2018
Total assets:
Global Solutions	$2,695,167	$2,618,759
Global Products	1,109,565	1,051,662
Segment assets	3,804,732	3,670,421
Cash and cash equivalents	91,339	103,367
Consolidated total assets	$3,896,071	$3,773,788

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue:
United States	$2,270,768	$2,248,728	$4,574,680	$4,494,564
International	213,432	209,543	370,907	336,286
Consolidated net revenue	$2,484,200	$2,458,271	$4,945,587	$4,830,850

Note 16—Recent Accounting Pronouncements

On June 16, 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements and related disclosures. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU 2016-13.
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. As of the first quarter of 2019, the Company has adopted all relevant disclosure requirements, including the shareholders’ equity interim disclosures.
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
On April 30, 2018 (the Acquisition Date), we acquired substantially all of Avanos Medical, Inc.'s (Avanos, previously Halyard Health, Inc.) Surgical and Infection Prevention business, the name “Halyard Health” (and all variations of that name and related intellectual property rights) and its information technology (IT) systems in exchange for $758 million, net of cash acquired. The Halyard business is a leading global provider of medical supplies and solutions for the prevention of healthcare associated infections across acute care and non-acute care markets. This business is reported as part of the Global Products segment.
We entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. The services under the transition services agreements generally commenced on the Acquisition Date and terminate within 18 months thereafter.

Financial highlights. The following table provides a reconciliation of reported operating income, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands except per share data)	2019	2018	2019	2018
Operating income (loss), as reported (GAAP)	$16,144	$(172,051)	$30,836	$(147,834)
Intangible amortization (1)	13,106	9,374	23,466	15,781
Goodwill and intangible asset impairment charges(5)	—	165,447	—	165,447
Acquisition-related and exit and realignment charges(2)	5,655	24,930	10,645	39,690
Fair value adjustments related to purchase accounting(6)	—	18,059	—	18,059
Other (3)	1,768	874	2,267	3,092
Operating income, adjusted (non-GAAP) (Adjusted Operating Income)	$36,673	$46,633	$67,214	$94,235
Operating income (loss) as a percent of revenue (GAAP)	0.65%	(7.00)%	0.62%	(3.06)%
Adjusted operating income as a percent of revenue (non-GAAP)	1.48%	1.90%	1.36%	1.95%

Net loss, as reported (GAAP)	$(10,476)	$(182,777)	$(24,572)	$(174,626)
Intangible amortization (1)	13,106	9,374	23,466	15,781
Income tax expense (benefit) (7)	(2,605)	(2,519)	(4,269)	(4,075)
Goodwill and intangible asset impairment charges(5)	—	165,447	—	165,447
Income tax expense (benefit) (7)	—	(2,060)	—	(2,060)
Acquisition-related and exit and realignment charges(2)	5,655	24,930	10,645	39,690
Income tax expense (benefit) (7)	(995)	(6,693)	(1,755)	(10,268)
Fair value adjustments related to purchase accounting(6)	—	18,059	—	18,059
Income tax expense (benefit) (7)	—	(4,950)	—	(4,950)
Write-off of deferred financing costs (4)	—	—	2,003	—
Income tax expense (benefit) (7)	—	—	(313)	—
Other (3)	1,768	874	2,267	3,092
Income tax expense (benefit) (7)	(282)	(242)	(337)	(474)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$6,171	$19,443	$7,135	$45,616

Net loss per diluted common share, as reported (GAAP)	$(0.18)	$(3.07)	$(0.41)	$(2.92)
Intangible amortization (1)	0.18	0.12	0.32	0.19
Goodwill and intangible asset impairment charges(5)	—	2.73	—	2.73
Acquisition-related and exit and realignment charges(2)	0.08	0.31	0.15	0.49
Fair value adjustments related to purchase accounting(6)	—	0.22	—	0.22
Write-off of deferred financing costs (4)	—	—	0.03	—
Other (3)	0.02	0.01	0.03	0.04
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.10	$0.32	$0.12	$0.75
Net loss per diluted share was $(0.18) and $(0.41) for the three and six months ended June 30, 2019. Adjusted EPS (non-GAAP) was $0.10 and $0.12 for the three and six month periods ended June 30, 2019. Global Solutions operating income of $19.5 million in the quarter and $40.5 million year-to-date reflected lower revenues, continued pressure on distribution margins, and higher transportation expenses. Global Products operating income was $17.9 million in the quarter (decreased $4.5 million from 2018) and was $25.7 million year-to-date (decreased $8.0 million from 2018).

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
(2) Acquisition-related charges were $3.7 million and $7.8 million for the three and six months ended June 30, 2019, compared to $23.2 million and $35.3 million for the same period of 2018. Acquisition-related charges in 2019 and 2018 consist primarily of transition and transaction costs for the Halyard transaction.
Exit and realignment charges were $2.0 million and $2.8 million for the three and six months ended June 30, 2019. Amounts in 2019 were associated with severance costs, the establishment of our client engagement centers, and IT restructuring charges. Exit and realignment charges were $1.7 million and $4.4 million for the three and six months ended June 30, 2018. Amounts in 2018 were associated with the establishment of our client engagement centers.
(3) Other consists of Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy.
(4) Write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement.
(5) Goodwill and intangible assets impairment charges in 2018 included in our Global Products segment were $149 million and $16.5 million, respectively.
(6) The second quarter of 2018 included an incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the Halyard acquisition.
(7) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.
Results of Operations
Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Global Solutions	$2,241,965	$2,290,173	$(48,208)	(2.1)%
Global Products	363,889	279,588	84,301	30.2%
Inter-segment	(121,654)	(111,490)	(10,164)	(9.1)%
Net revenue	$2,484,200	$2,458,271	$25,929	1.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Global Solutions	$4,476,111	$4,631,295	$(155,184)	(3.4)%
Global Products	710,974	400,875	310,099	77.4%
Inter-segment	(241,498)	(201,320)	(40,178)	(20.0)%
Net revenue	$4,945,587	$4,830,850	$114,737	2.4%
Net revenue increased year over year primarily as a result of the acquisition of Halyard in April 2018. Halyard sales from January through April 2019 were $255 million (net of $71 million of intercompany sales). Lower distribution revenues as a result of customer non-renewals, primarily resulting from service issues prior to early 2019, contributed to the year over year change in the Global Solutions segment, which was partially offset by sales growth from Byram.
Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Cost of goods sold	$2,115,773	2,133,277	$(17,504)	(0.8)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Cost of goods sold	$4,218,736	$4,181,170	$37,566	0.9%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products business. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix.
Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gross margin	$368,427	$324,994	$43,433	13.4%
As a % of net revenue	14.83%	13.22%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gross margin	$726,851	$649,680	$77,171	11.9%
As a % of net revenue	14.70%	13.45%
Gross margin in the three and six months ended June 30, 2019, included contributions from Halyard, strong revenue growth with Byram, and increased fee-for-service revenues, which were partially offset by the impact from lower distribution revenues, a decline in distribution margins, and unfavorable impact from foreign currency translation of $5.5 million and $10.9 million, respectively. In addition, Global Products gross margin was impacted by lower fixed cost absorption partially offset by favorability in commodity prices.

Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Distribution, selling and administrative expenses	$345,892	$308,775	$37,117	12.0%
As a % of net revenue	13.92%	12.56%
Other operating expense (income), net	$736	$(2,107)	$2,843	134.9%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Distribution, selling and administrative expenses	$684,595	$593,136	$91,459	15.4%
As a % of net revenue	13.84%	12.28%
Other operating expense (income), net	$775	$(759)	$1,534	202.1%
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
Overall DS&A expenses compared to prior year reflected increased expenses to support the Halyard business, strong revenue growth with Byram, and fee-for-service arrangements within Manufacturer Solutions, higher transportation expenses, and increased expenses incurred for the development of new customer solutions, partially offset by favorable impacts for foreign currency translation of $5.0 million and $10.5 million for the three and six months ended June 30, 2019.
The change in other operating expense (income), net was attributed primarily to higher software as a service implementation expenses in the quarter and lower foreign currency transactional gains compared to prior year.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Interest expense, net	$27,682	$18,571	$9,111	49.1%
Effective interest rate	6.94%	5.01%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Interest expense, net	$56,783	$28,824	$27,959	97.0%
Effective interest rate	6.63%	4.64%
Interest expense in the second quarter and year-to-date 2019 was higher than prior year primarily as a result of borrowings under our revolving credit facility and term loans entered into in the second quarter of 2018 and the increase in interest rates. In addition, interest expense year-to-date included $2.0 million related to write-off of deferred financing costs associated with the revolving credit facility as a result of the debt amendment in February 2019. See Note 10 in Notes to Consolidated Financial Statements.

Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Income tax benefit	$(1,062)	$(7,845)	$6,783	86.5%
Effective tax rate	9.2%	4.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2019	2018	$	%
Income tax benefit	$(1,375)	$(2,032)	$657	32.3%
Effective tax rate	5.3%	1.2%
The change in the effective tax rates compared to 2018 resulted from the mixture of income and losses in jurisdictions in which the Company operates, including those of which require a full valuation allowance, and the incremental income tax expense associated with the vesting of restricted stock.

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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	June 30, 2019	December 31, 2018	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$91,339	$103,367	$(12,028)	(11.6)%
Accounts receivable, net of allowances	$843,343	$823,418	$19,925	2.4%
Consolidated DSO (1)	29.1	28.5
Merchandise inventories	$1,237,713	$1,290,103	$(52,390)	(4.1)%
Consolidated inventory turnover (2)	6.9	7.4
Accounts payable	$1,039,074	$1,109,589	$(70,515)	(6.4)%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average annual inventory and costs of goods sold for the quarter ended June 30, 2019 and year ended December 31, 2018
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

(Dollars in thousands)	2019	2018
Net cash provided by (used for):
Operating activities	$29,014	$46,253
Investing activities	(25,192)	(763,475)
Financing activities	(16,053)	726,849
Effect of exchange rate changes	203	4,039
Net (decrease) increase in cash and cash equivalents	$(12,028)	$13,666
Cash provided by operating activities in the first six months of 2019 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in the first six months of 2019 included capital expenditures of $25.5 million for our strategic and operational efficiency initiatives, particularly initiatives relating to capital expenditures of property and equipment and capitalized software. Cash used for investing activities in 2018 primarily included cash paid for the Halyard acquisition offset by the final purchase price settlement with the seller of Byram for $6.2 million.
Cash (used for) provided by financing activities included dividend payments of $4.9 million in the first six months of 2019, compared to $32.3 million in the same period of 2018. In the first six months of 2019 and 2018, cash (used for) provided by financing activities included proceeds from borrowings of $19.9 million and $101.0 million under our revolving credit facility. Financing activities in the first six months of 2019 and 2018 also included the repayment of $24.8 million and $6.3 million in borrowings on our Credit Agreement. We also paid $4.3 million in financing costs related to the Fourth Amendment to the Credit Agreement in February 2019. In 2018, we borrowed $661.8 million in term loans and $101.0 million under our revolving credit facility to fund the Halyard acquisition.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement (amended February 2019) with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides a borrowing capacity of $400 million and $902 million outstanding in term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at June 30, 2019 was Eurocurrency Rate plus 3.5%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
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
At June 30, 2019 and December 31, 2018, we had borrowings of $230 million and $210.1 million, respectively, under the revolver and letters of credit of $11.7 million and $15.2 million, respectively, outstanding under the Credit Agreement along with $550 million in Senior Notes. We also had letters of credit and bank guarantees outstanding for $6.1 million and $7.7 million as of June 30, 2019 and December 31, 2018, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
The second quarter dividend of $0.0025 per share was paid in June 2019. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. However, our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares during 2019. At June 30, 2019, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash and cash equivalents held by our foreign subsidiaries totaled $59.9 million at June 30, 2019 and $64.9 million at December 31, 2018. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized an amount for this one-time transition tax. The Company continues to remain permanently reinvested in its foreign subsidiaries, with the exception of a subsidiary in Thailand. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities in which we assert permanent reinvestment. Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of June 30, 2019. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. The Company will continue to evaluate its foreign earnings repatriation policy during 2019 for all other foreign subsidiaries in which we operate.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2019.
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

•
our ability to continue to obtain financing, obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $902 million in borrowings under our term loans, $230 million in borrowings under our revolving credit facility and $12 million in letters of credit under the Credit Agreement at June 30, 2019. After considering the effects of interest rate swap agreements entered into during July 2018, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7 million per year based on our borrowings outstanding and the effective interest rates at June 30, 2019.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.07 per gallon and $3.10 in the first six months of 2019 and 2018, respectively. Based on our fuel consumption in the first six months of 2019, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.4 million on an annualized basis.
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
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
In connection with the Halyard acquisition, we entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, regulatory affairs and quality assurance, sales and marketing, information technology and other support services for a period of up to 18 months after the closing date. Management has established controls to mitigate the risk over financial reporting and will continue to monitor and evaluate the sufficiency of the controls. We are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of the Company's integration activities which may result in periodic changes to our internal control over financial reporting. Such changes will be disclosed as required by applicable SEC guidance.
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

Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Through June 30, 2019, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Through June 30, 2019, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the company from time to time and/or during the company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the six months ended June 30, 2019.

Item 6. Exhibits

(a)	Exhibits

10.1	Executive Separation Agreement and General Release, dated as of June 26, 2019, by and between Stuart Morris-Hipkins and Owens & Minor, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Owens & Minor, Inc.
(Registrant)

Date:	August 7, 2019	/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer

Date:	August 7, 2019	/s/ Robert K. Snead
Robert K. Snead
Executive Vice President & Chief Financial Officer