Form 10-Q
period 2019-09-30
OWENS & MINOR INC/VA/
filed 2019-11-06
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2019, was 62,851,754 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net revenue	$2,399,017	$2,464,877	$7,344,605	$7,295,727
Cost of goods sold	2,036,530	2,112,303	6,255,266	6,293,474
Gross margin	362,487	352,574	1,089,339	1,002,253
Distribution, selling and administrative expenses	332,369	325,012	1,016,965	918,147
Goodwill and intangible asset impairment charges	—	—	—	165,447
Acquisition-related and exit and realignment charges	4,905	7,727	15,550	47,416
Other operating (income) expense, net	(101)	(1,522)	674	(2,281)
Operating income (loss)	25,314	21,357	56,150	(126,476)
Interest expense, net	25,938	23,826	80,718	52,651
Other (income) expense, net	(185)	—	1,818	—
Loss before income taxes	(439)	(2,469)	(26,386)	(179,127)
Income tax benefit	(1,663)	(1,904)	(3,038)	(3,936)
Net income (loss)	$1,224	$(565)	$(23,348)	$(175,191)

Net income (loss) per common share: basic and diluted	$0.02	$(0.01)	$(0.39)	$(2.92)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$1,224	$(565)	$(23,348)	$(175,191)
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2019 and 2018)	(9,038)	350	(5,793)	(11,407)
Change in unrecognized net periodic pension costs (net of income tax of $61 and $187 in 2019 and $161 and $449 in 2018)	199	362	593	1,116
Net unrealized (loss) gain on derivative instruments and other (net of income tax of $1,225 and $4,866 in 2019 and $103 and $30 in 2018)	(1,789)	2,320	(9,464)	2,204
Total other comprehensive income (loss), net of tax	(10,628)	3,032	(14,664)	(8,087)
Comprehensive income (loss)	$(9,404)	$2,467	$(38,012)	$(183,278)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2019	2018
Assets
Current assets
Cash and cash equivalents	$96,803	$103,367
Accounts receivable, net of allowances of $21,043 and $19,618	741,670	823,418
Merchandise inventories	1,153,079	1,290,103
Other current assets	259,708	321,690
Total current assets	2,251,260	2,538,578
Property and equipment, net of accumulated depreciation of $309,259 and $270,105	383,825	386,723
Operating lease assets	234,853	—
Goodwill	398,065	414,122
Intangible assets, net	299,874	321,764
Other assets, net	120,542	112,601
Total assets	$3,688,419	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$873,743	$1,109,589
Accrued payroll and related liabilities	62,081	48,203
Other current liabilities	359,965	314,219
Total current liabilities	1,295,789	1,472,011
Long-term debt, excluding current portion	1,553,991	1,650,582
Operating lease liabilities, excluding current portion	198,858	—
Deferred income taxes	50,553	50,852
Other liabilities	97,950	81,924
Total liabilities	3,197,141	3,255,369
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,862 shares and 62,294 shares	125,724	124,588
Paid-in capital	248,916	238,773
Retained earnings	176,914	200,670
Accumulated other comprehensive loss	(60,276)	(45,612)
Total equity	491,278	518,419
Total liabilities and equity	$3,688,419	$3,773,788

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(23,348)	$(175,191)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	88,204	73,596
Share-based compensation expense	12,057	10,499
Goodwill and intangible asset impairment charges	—	165,447
Provision for losses on accounts receivable	9,759	5,757
Deferred income tax benefit	(11,989)	(6,754)
Changes in operating lease right-of-use assets and lease liabilities	(1,280)	—
Changes in operating assets and liabilities:
Accounts receivable	73,986	(51,603)
Merchandise inventories	136,021	21,244
Accounts payable	(221,381)	88,198
Net change in other assets and liabilities	69,756	(11,522)
Other, net	7,320	2,838
Cash provided by operating activities	139,105	122,509
Investing activities:
Acquisitions, net of cash acquired	—	(751,834)
Additions to property and equipment	(31,224)	(32,489)
Additions to computer software	(6,928)	(14,816)
Proceeds from sale of property and equipment	220	258
Cash used for investing activities	(37,932)	(798,881)
Financing activities:
Proceeds from issuance of debt	—	695,750
(Repayments) borrowings under revolving credit facility	(36,100)	74,762
Repayments of debt	(40,700)	(9,375)
Financing costs paid	(4,313)	(28,512)
Cash dividends paid	(5,072)	(32,151)
Other, net	(3,109)	(5,308)
Cash (used for) provided by financing activities	(89,294)	695,166
Effect of exchange rate changes on cash and cash equivalents	(2,243)	1,574
Net increase in cash, cash equivalents and restricted cash	9,636	20,368
Cash, cash equivalents and restricted cash at beginning of period	103,367	104,522
Cash, cash equivalents and restricted cash at end of period	$113,003	$124,890
Supplemental disclosure of cash flow information:
Income taxes (received) paid, net of refunds	$(12,085)	$18,238
Interest paid	$76,470	$45,313

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(14,096)		(14,096)
Other comprehensive loss					(6,423)	(6,423)
Dividends declared ($0.0025 per share)				(119)		(119)
Share-based compensation expense, exercises and other	642	1,284	2,774			4,058
Balance, March 31, 2019	62,936	125,872	241,547	186,455	(52,035)	501,839
Net loss				(10,476)		(10,476)
Other comprehensive income					2,387	2,387
Dividends declared ($0.0025 per share)				(114)		(114)
Share-based compensation expense, exercises and other	28	56	3,209			3,265
Balance, June 30, 2019	62,964	125,928	244,756	175,865	(49,648)	496,901
Net income				1,224		1,224
Other comprehensive loss					(10,628)	(10,628)
Dividends declared ($0.0025 per share)				(175)		(175)
Share-based compensation expense, exercises and other	(102)	(204)	4,160			3,956
Balance, September 30, 2019	62,862	$125,724	$248,916	$176,914	$(60,276)	$491,278

Balance, December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net income				8,151		8,151
Other comprehensive income					9,307	9,307
Dividends declared ($0.26 per share)				(16,027)		(16,027)
Share-based compensation expense, exercises and other	336	672	1,336			2,008
Balance, March 31, 2018	61,812	123,624	228,273	682,798	(15,777)	1,018,918
Net loss				(182,777)		(182,777)
Other comprehensive loss					(20,426)	(20,426)
Dividends declared ($0.26 per share)				(16,175)		(16,175)
Share-based compensation expense, exercises and other	529	1,057	1,611			2,668
Balance, June 30, 2018	62,341	124,681	229,884	483,846	(36,203)	802,208
Net loss				(565)		(565)
Other comprehensive loss					3,032	3,032
Dividends declared ($0.26 per share)				(16,155)		(16,155)
Share-based compensation expense, exercises and other	(72)	(143)	4,036			3,893
Balance, September 30, 2018	62,269	$124,538	$233,920	$467,126	$(33,171)	$792,413

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, our or the Company) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash represents $16.2 million held in an escrow account as of September 30, 2019 as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows. The restricted cash presented below is classified as non-current in Other assets, net within the accompanying consolidated balance sheets.

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$96,803	$103,367
Restricted cash included in Other assets, net	16,200	—
Total cash, cash equivalents and restricted cash	$113,003	$103,367

Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable, financing receivables, accounts payable and financing payables included in the consolidated balance sheets approximate fair value due to the short-term maturities of these instruments. The carrying amount of restricted cash also approximates fair value due to its nature. The fair value of long-term debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). The fair value of interest rate swaps and foreign currency contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows.
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

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and Current Period Fair Value	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$330,870	$—	$330,870
Goodwill	130,217	(17,844)	112,373
Intangible assets	191,230	13,000	204,230
Other noncurrent assets	218,387	5,616	224,003
Total assets	870,704	772	871,476
Liabilities assumed:
Current liabilities	92,438	(12,428)	80,010
Noncurrent liabilities	20,217	13,200	33,417
Total liabilities	112,655	772	113,427
Fair value of net assets acquired, net of cash	$758,049	$—	$758,049
(1) As previously reported in our 2018 Form 10-K.
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, a trade name and other intellectual property, over their estimated weighted average useful lives of eight to 12 years.
Goodwill of $112 million, which we assigned to our Global Products segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the medical products segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The unaudited pro forma results of net revenue for the three and nine months ended September 30, 2018 as if Halyard was acquired on January 1, 2018 were $2,464,877 and $7,575,727, respectively. The pro forma results of net income (loss) and net income (loss) per common share have not been represented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results noted above are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.
Note 4—Financing Receivables and Payables
At September 30, 2019 and December 31, 2018, we had financing receivables of $165.4 million and $183.3 million, respectively, and related payables of $93.5 million and $100.3 million, respectively, outstanding under our order-to-cash program, which were included in other current assets and other current liabilities, respectively, in the consolidated balance sheets.
Note 5—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through September 30, 2019:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2018	$283,905	$130,217	$414,122
Currency translation adjustments	—	1,787	1,787
Acquisition	—	(17,844)	(17,844)
Carrying amount of goodwill, September 30, 2019	$283,905	$114,160	$398,065

Intangible assets at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019			December 31, 2018
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$283,912	$90,000	$45,600	$267,510	$97,000	$42,930
Accumulated amortization	(96,873)	(14,429)	(8,336)	(72,947)	(8,544)	(4,185)
Net intangible assets	$187,039	$75,571	$37,264	$194,563	$88,456	$38,745
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At September 30, 2019, $91.7 million in net intangible assets were held in the Global Solutions segment and $208.1 million were held in the Global Products segment. Amortization expense for intangible assets was $10.9 million and $10.4 million for the three months ended September 30, 2019 and 2018 and $34.4 million and $26.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $11.0 million for the remainder of 2019, $43.0 million for 2020, $41.3 million for 2021, $40.4 million for 2022, $39.2 million for 2023 and $35.3 million for 2024.
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
The adoption of the new standard resulted in the recording of operating lease assets and lease liabilities of approximately $197 million and $201 million, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net income (loss) and had no impact on cash flows.
We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 20 years. Certain leases include renewal options, generally for one to five-year increments. The exercise of lease renewal options is at our sole discretion. We include options to renew (or terminate) in our lease term, and as part of our right-of-use assets and lease liabilities, when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 10 years. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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

The components of lease expense were as follows:

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Distribution, selling and administrative expenses	$22,358	$56,597
Finance lease cost:
Amortization of lease assets	Distribution, selling and administrative expenses	1,946	3,157
Interest on lease liabilities	Interest expense, net	625	1,258
Total finance lease cost		2,571	4,415
Short-term lease cost	Distribution, selling and administrative expenses	180	570
Variable lease cost	Distribution, selling and administrative expenses	5,363	14,844
Total lease cost		$30,472	$76,426

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.

Supplemental balance sheet information is as follows:

	Classification	As of September 30, 2019
Assets:
Operating lease assets	Operating lease assets	$234,853
Finance lease assets	Property and equipment, net	12,561
Total lease assets		$247,414
Liabilities:
Current
Operating	Other current liabilities	$41,206
Finance	Other current liabilities	2,729
Noncurrent
Operating	Operating lease liabilities, excluding current portion	198,858
Finance	Long-term debt, excluding current portion	15,190
Total lease liabilities		$257,983

Other information related to leases was as follows:

Nine Months Ended September 30, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$56,576
Financing cash flows from finance leases	$3,036

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$69,171

Weighted average remaining lease term (years)
Operating leases	6.5
Finance leases	8.0

Weighted average discount rate
Operating leases	11.8%
Finance leases	9.9%

Maturities of lease liabilities as of September 30, 2019 were as follows:

	Operating Leases	Finance Leases	Total
2019 (remainder)	$11,045	$1,276	$12,321
2020	72,839	3,832	76,671
2021	64,396	2,972	67,368
2022	46,674	2,722	49,396
2023	36,122	2,443	38,565
Thereafter	121,248	13,058	134,306
Total lease payments	352,324	26,303	378,627
Less: Interest	(112,260)	(8,384)	(120,644)
Present value of lease liabilities	$240,064	$17,919	$257,983

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of September 30, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$21,494
Foreign currency contracts	$439	December 2019	Other assets, net	$25	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$17,695	October 2019 - November 2019	Other assets, net	$126	Other liabilities	$—

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2018:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$6,875
Foreign currency contracts	$25,592	January 2019 - December 2019	Other assets, net	$20	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$32,683	January 2019 - April 2019	Other assets, net	$—	Other liabilities	$198

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of income (loss) for the three and nine months ended September 30, 2019:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Income (Loss) in Which the Effects are Recorded		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Interest rate swaps	$(3,356)	$(15,933)	Interest expense, net	$(25,938)	$(80,718)	$(632)	$(1,314)
Foreign currency contracts	$(28)	$608	Cost of goods sold	$(2,036,530)	$(6,255,266)	$262	$319

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three and nine months ended September 30, 2019, we recognized gains less than $0.1 million and $1.1 million, respectively, associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment on the foreign currency denominated asset or liability in acquisition-related and exit and realignment charges for contracts assumed with the Halyard acquisition and in other operating expense, net for all other foreign exchange contracts.
Note 8—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and logistics centers, administrative offices and warehouses. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Global Solutions segment	$1,352	$2,085	$3,952	$6,523
Global Products segment	—	(80)	214	(108)
Total exit and realignment charges	$1,352	$2,005	$4,166	$6,415

The following table summarizes the activity related to exit and realignment cost and related accruals through September 30, 2019 and 2018:

Total (1)
Accrued exit and realignment costs, December 31, 2018	$8,214
Provision for exit and realignment activities:
Severance	360
Information system restructuring costs	515
Other	83
Change in estimate	(127)
Cash payments	(3,079)
Accrued exit and realignment costs, March 31, 2019	5,966
Provision for exit and realignment activities:
Severance	1,008
Information system restructuring costs	948
Other	27
Cash payments	(2,569)
Accrued exit and realignment costs, June 30, 2019	5,380
Provision for exit and realignment activities:
Severance	305
Information system restructuring costs	1,035
Other	11
Cash payments	(2,965)
Accrued exit and realignment costs, September 30, 2019	$3,766

Accrued exit and realignment costs, December 31, 2017	$11,972
Provision for exit and realignment activities:
Severance	2,295
Information system restructuring costs	177
Other	230
Change in estimate	(23)
Cash payments	(6,886)
Accrued exit and realignment costs, March 31, 2018	7,765
Provision for exit and realignment activities:
Severance	(415)
Information system restructuring costs	1,079
Other	1,072
Cash payments	(6,358)
Accrued exit and realignment costs, June 30, 2018	3,143
Provision for exit and realignment activities:
Severance	640
Information system restructuring costs	674
Other	775
Change in estimate	(85)
Cash payments	(3,936)
Accrued exit and realignment costs, September 30, 2018	$1,211

(1)The accrued exit and realignment costs at September 30, 2019 and 2018 related primarily to accrued information system restructuring costs and accrued severance.

Note 9—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain officers and retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost, which are included in distribution, selling and administrative expenses, for the three and nine months ended September 30, 2019 and 2018, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost (benefit)	$391	$(28)	$1,152	$10
Interest cost	601	418	1,801	1,256
Recognized net actuarial loss	260	522	780	1,566
Net periodic benefit cost	$1,252	$912	$3,733	$2,832

Certain of our foreign subsidiaries have health and welfare plans covering substantially all of their respective employees. Our expense for these plans totaled $0.7 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Note 10—Debt
Debt consists of the following:

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, due September 2021	$270,265	$262,879	$273,577	$207,001
4.375% Senior Notes, due December 2024	273,226	217,473	272,972	174,859
Term A Loans, due July 2022	388,018	394,194	422,422	422,422
Term B Loan, due April 2025	480,958	437,456	483,327	385,284
Revolver	174,000	174,000	210,100	210,100
Finance leases and other	20,451	20,451	18,774	18,774
Total debt	1,606,918	1,506,453	1,681,172	1,418,440
Less current maturities	(52,927)	(52,927)	(30,590)	(30,590)
Long-term debt	$1,553,991	$1,453,526	$1,650,582	$1,387,850

We have a Credit Agreement (amended February 2019) with a borrowing capacity of $400 million and $889 million outstanding in term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at September 30, 2019 was Eurocurrency Rate plus 3.5%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
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
At September 30, 2019 and December 31, 2018, we had borrowings of $174 million and $210.1 million, respectively, under the revolver and letters of credit of $11.7 million and $15.2 million, respectively, outstanding under the Credit Agreement along with $546.3 million and $550.0 million, respectively, in Senior Notes. We also had letters of credit and bank guarantees outstanding for $9.7 million and $7.7 million as of September 30, 2019 and December 31, 2018, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
The Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at September 30, 2019.
As of September 30, 2019, scheduled future principal payments of debt were $12.4 million in 2019, $49.6 million in 2020, $321.0 million in 2021, $472.8 million in 2022, $5.0 million in 2023, and $748.8 million thereafter.
Note 11—Income Taxes

The effective tax rate was 378.8% and 11.5% for the three and nine months ended September 30, 2019, compared to 77.1% and 2.2% in the same periods of 2018. The change in these rates resulted from the mixture of income and losses in jurisdictions in which the Company operates, including those of which require a full valuation allowance, and the incremental income tax expense associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $11.4 million at September 30, 2019 and $9.6 million at December 31, 2018. Included in the liability at September 30, 2019 and December 31, 2018 were $3.1 million and $1.9 million, respectively, of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 12—Net Income (Loss) per Common Share
The following summarizes the calculation of net income (loss) per common share attributable to common shareholders for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common shareholders - basic and diluted	$1,224	$(565)	$(23,348)	$(175,191)
Denominator:
Weighted average shares outstanding - basic and diluted	60,030	59,766	60,498	59,996
Net income (loss) per share attributable to common shareholders:
Basic and diluted	$0.02	$(0.01)	$(0.39)	$(2.92)

Note 13—Shareholders’ Equity
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a 3-year period, expiring in December 2019. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the Company from time to time and/or during the Company’s scheduled quarterly trading windows for officers and directors. Our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares of our common stock during the nine months ended September 30, 2019 and 2018. As of September 30, 2019, we had approximately $94.0 million in remaining authorization available under the repurchase program. We have elected to allocate any excess of share repurchase price over par value to retained earnings.

Note 14—Accumulated Other Comprehensive Income (Loss)
The following table shows the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2019 and 2018:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, June 30, 2019	$(7,752)	$(29,306)	$(12,590)	$(49,648)
Other comprehensive income (loss) before reclassifications	—	(9,038)	(3,384)	(12,422)
Income tax	—	—	1,314	1,314
Other comprehensive income (loss) before reclassifications, net of tax	—	(9,038)	(2,070)	(11,108)
Amounts reclassified from accumulated other comprehensive income (loss)	260	—	370	630
Income tax	(61)	—	(89)	(150)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	199	—	281	480
Other comprehensive income (loss)	199	(9,038)	(1,789)	(10,628)
Accumulated other comprehensive loss, September 30, 2019	$(7,553)	$(38,344)	$(14,379)	$(60,276)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), June 30, 2018	$(11,312)	$(24,942)	$51	$(36,203)
Other comprehensive income (loss) before reclassifications	—	350	1,932	2,282
Income tax	—	—	(5)	(5)
Other comprehensive income (loss) before reclassifications, net of tax	—	350	1,927	2,277
Amounts reclassified from accumulated other comprehensive income (loss)	523	—	491	1,014
Income tax	(161)	—	(98)	(259)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	362	—	393	755
Other comprehensive income (loss)	362	350	2,320	3,032
Accumulated other comprehensive income (loss), September 30, 2018	$(10,950)	$(24,592)	$2,371	$(33,171)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	—	(5,793)	(15,325)	(21,118)
Income tax	—	—	5,204	5,204
Other comprehensive income (loss) before reclassifications, net of tax	—	(5,793)	(10,121)	(15,914)
Amounts reclassified from accumulated other comprehensive income (loss)	780	—	995	1,775
Income tax	(187)	—	(338)	(525)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	593	—	657	1,250
Other comprehensive income (loss)	593	(5,793)	(9,464)	(14,664)
Accumulated other comprehensive loss, September 30, 2019	$(7,553)	$(38,344)	$(14,379)	$(60,276)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	—	(11,407)	2,169	(9,238)
Income tax	—	—	(21)	(21)
Other comprehensive income (loss) before reclassifications, net of tax	—	(11,407)	2,148	(9,259)
Amounts reclassified from accumulated other comprehensive income (loss)	1,565	—	65	1,630
Income tax	(449)	—	(9)	(458)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,116	—	56	1,172
Other comprehensive income (loss)	1,116	(11,407)	2,204	(8,087)
Accumulated other comprehensive income (loss), September 30, 2018	$(10,950)	$(24,592)	$2,371	$(33,171)

We include amounts reclassified out of accumulated other comprehensive income (loss) related to defined benefit pension plans as a component of net periodic pension cost recorded in distribution, selling and administrative expenses. For the three and nine months ended September 30, 2019, we reclassified $0.3 million and $0.8 million, respectively, of actuarial net losses. For the three and nine months ended September 30, 2018, we reclassified $0.5 million and $1.6 million, respectively, of actuarial net losses.
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue:
Segment net revenue
Global Solutions	$2,153,644	$2,243,782	$6,629,756	$6,875,077
Global Products	359,835	349,895	1,070,808	750,770
Total segment net revenue	2,513,479	2,593,677	7,700,564	7,625,847
Inter-segment revenue
Global Products	(114,462)	(128,800)	(355,959)	(330,120)
Total inter-segment revenue	(114,462)	(128,800)	(355,959)	(330,120)
Consolidated net revenue	$2,399,017	$2,464,877	$7,344,605	$7,295,727

Operating income (loss):
Global Solutions	$25,626	$24,150	$66,152	$84,742
Global Products	16,897	27,634	42,570	61,351
Inter-segment eliminations	(242)	(2,957)	774	(3,032)
Goodwill and intangible asset impairment charges	—	—	—	(165,447)
Intangible amortization	(10,949)	(10,366)	(34,415)	(26,147)
Acquisition-related and exit and realignment charges	(4,905)	(7,727)	(15,550)	(47,416)
Other (1)	(1,113)	(9,377)	(3,381)	(30,527)
Consolidated operating income (loss)	$25,314	$21,357	$56,150	$(126,476)

Depreciation and amortization:
Global Solutions	$16,174	$15,829	$47,222	$47,464
Global Products	13,128	13,953	40,982	26,132
Consolidated depreciation and amortization	$29,302	$29,782	$88,204	$73,596

Capital expenditures:
Global Solutions	$5,830	$12,006	$24,578	$40,152
Global Products	6,791	5,245	13,574	7,153
Consolidated capital expenditures	$12,621	$17,251	$38,152	$47,305

(1) Other consists of Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy and incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value.

	September 30, 2019	December 31, 2018
Total assets:
Global Solutions	$2,547,124	$2,618,759
Global Products	1,044,492	1,051,662
Segment assets	3,591,616	3,670,421
Cash and cash equivalents	96,803	103,367
Consolidated total assets	$3,688,419	$3,773,788

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue:
United States	$2,200,284	$2,200,196	$6,774,965	$6,694,761
International	198,733	264,681	569,640	600,966
Consolidated net revenue	$2,399,017	$2,464,877	$7,344,605	$7,295,727

Note 16—Recent Accounting Pronouncements
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted ASU No. 2016-02 in the first quarter of 2019. We elected to use the adoption date as our date of initial application and thus have not restated comparative prior periods. See Note 6 for additional information.

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

On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (loss) to retained earnings. ASU No. 2018-02 was effective for the Company on January 1, 2019 and we elected not to reclassify income tax effects due to the Act from accumulated other comprehensive loss to retained earnings on the consolidated balance sheets in the period of adoption.

On June 16, 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements and related disclosures. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU No. 2016-13.
In August 2018, the SEC adopted a final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments also expanded the disclosure requirements on the analysis of shareholders' equity for interim financial statements, in which registrants must now analyze changes in shareholders’ equity, in the form of reconciliation, for the current and comparative year-to-date periods, with subtotals for each interim period. This final rule was effective on November 5, 2018. As of the first quarter of 2019, the Company adopted all relevant disclosure requirements, including the shareholders’ equity interim disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. ASU No. 2018-13 is generally required to be applied retrospectively to all periods presented upon their effective date with the exception of certain amendments, which should be applied prospectively to the most recent interim or annual period presented in the year of adoption. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.
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
We entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. The services under the transition services agreements commenced on the Acquisition Date and generally terminate within 18 months thereafter. These agreements were substantially completed at the end of October 2019.

Financial highlights. The following table provides a reconciliation of reported operating income, net income and net income per diluted common share to non-GAAP measures used by management.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands except per share data)	2019	2018	2019	2018
Operating income (loss), as reported (GAAP)	$25,314	$21,357	$56,150	$(126,476)
Intangible amortization (1)	10,949	10,366	34,415	26,147
Goodwill and intangible asset impairment charges(4)	—	—	—	165,447
Acquisition-related and exit and realignment charges(2)	4,905	7,727	15,550	47,416
Fair value adjustments related to purchase accounting(5)	—	9,029	—	27,088
Other (3)	1,113	348	3,381	3,439
Operating income, adjusted (non-GAAP) (Adjusted Operating Income)	$42,281	$48,827	$109,496	$143,061
Operating income (loss) as a percent of revenue (GAAP)	1.06%	0.87%	0.76%	(1.73)%
Adjusted operating income as a percent of revenue (non-GAAP)	1.76%	1.98%	1.49%	1.96%

Net income (loss), as reported (GAAP)	$1,224	$(565)	$(23,348)	$(175,191)
Intangible amortization (1)	10,949	10,366	34,415	26,147
Income tax expense (benefit) (7)	(3,898)	(2,209)	(8,167)	(6,284)
Goodwill and intangible asset impairment charges(4)	—	—	—	165,447
Income tax expense (benefit) (7)	—	—	—	(2,060)
Acquisition-related and exit and realignment charges(2)	4,905	7,727	15,550	47,416
Income tax expense (benefit) (7)	(1,639)	(1,575)	(3,394)	(11,843)
Fair value adjustments related to purchase accounting(5)	—	9,029	—	27,088
Income tax expense (benefit) (7)	—	(1,922)	—	(6,872)
Other (3)	928	348	5,199	3,439
Income tax expense (benefit) (7)	(317)	(85)	(967)	(558)
Tax adjustments (6)	—	(1,596)	—	(1,596)
Net income, adjusted (non-GAAP) (Adjusted Net Income)	$12,152	$19,518	$19,288	$65,133

Net income (loss) per diluted common share, as reported (GAAP)	$0.02	$(0.01)	$(0.39)	$(2.92)
Intangible amortization (1)	0.12	0.14	0.44	0.32
Goodwill and intangible asset impairment charges(4)	—	—	—	2.73
Acquisition-related and exit and realignment charges(2)	0.05	0.10	0.20	0.58
Fair value adjustments related to purchase accounting(5)	—	0.11	—	0.33
Other (3)	0.01	—	0.07	0.04
Tax adjustments (6)	—	(0.02)	—	(0.02)
Net income per diluted common share, adjusted (non-GAAP) (Adjusted EPS)	$0.20	$0.32	$0.32	$1.06
Net income (loss) per diluted share was $0.02 and $(0.39) for the three and nine months ended September 30, 2019. Adjusted EPS (non-GAAP) was $0.20 and $0.32 for the three and nine month periods ended September 30, 2019. Global Solutions operating income of $25.6 million in the quarter (increased $1.5 million from 2018) and $66.2 million year-to-date (decreased $18.6 million from 2018) reflected lower revenues, continued pressure on distribution margins, and higher transportation expenses compared to prior year. Global Products operating income was $16.9 million in the quarter (decreased $10.7 million from 2018) and was $42.6 million year-to-date (decreased $18.8 million from 2018).

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
(2) Acquisition-related charges were $3.6 million and $11.4 million for the three and nine months ended September 30, 2019, compared to $5.7 million and $41.0 million for the same periods of 2018. Acquisition-related charges in 2019 and 2018 consist primarily of transition and transaction costs for the Halyard transaction.
Exit and realignment charges were $1.4 million and $4.2 million for the three and nine months ended September 30, 2019. Amounts in 2019 were associated with severance costs, our client engagement centers, and IT restructuring charges. Exit and realignment charges were $2.0 million and $6.4 million for the three and nine months ended September 30, 2018. Amounts in 2018 were associated with the establishment of our client engagement centers.
(3) Other consists of Software as a Service (SaaS) implementation costs associated with significant global IT platforms in connection with the redesign of our global information system strategy of $1.1 million and $3.4 million for the three and nine months ended September 30, 2019, compared to $0.3 million and $3.4 million for the same periods of 2018.
Other also consists of write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement in February 2019 of $2.0 million and gain on extinguishment of debt related to the partial repurchase of our 2021 Notes in September 2019 of $0.2 million, which are included in Other (income) expense, net within the accompanying consolidated statements of income (loss).
(4) Goodwill and intangible assets impairment charges in 2018 included in our Global Products segment were $149 million and $16.5 million, respectively.
(5) The second and third quarters of 2018 include an incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value in connection with the Halyard acquisition.
(6) Includes tax adjustments primarily associated with the estimated benefits under the Tax Cuts and Jobs Act.
(7) These charges have been tax effected in the preceding table by determining the income tax rate depending on the amount of charges incurred in different tax jurisdictions and the deductibility of those charges for income tax purposes.

Results of Operations
Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Global Solutions	$2,153,644	$2,243,782	$(90,138)	(4.0)%
Global Products	359,835	349,895	9,940	2.8%
Inter-segment	(114,462)	(128,800)	14,338	11.1%
Net revenue	$2,399,017	$2,464,877	$(65,860)	(2.7)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Global Solutions	$6,629,756	$6,875,077	$(245,321)	(3.6)%
Global Products	1,070,808	750,770	320,038	42.6%
Inter-segment	(355,959)	(330,120)	(25,839)	(7.8)%
Net revenue	$7,344,605	$7,295,727	$48,878	0.7%
The change in net revenue for the quarter and year-to-date periods reflected the impact of lower distribution revenues as a result of customer non-renewals, primarily resulting from service issues prior to early 2019, and unfavorable impacts of foreign exchange of $6.6 million in the quarter and $26.3 million year-to-date. These were partially offset by revenue growth in other business lines. On a year to date basis, net revenue benefited when compared to prior year from the acquisition of Halyard in April 2018. Halyard sales (included in the Global Products segment) from January through April 2019 were $255 million (net of $71 million of intercompany sales).
Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Cost of goods sold	$2,036,530	2,112,303	$(75,773)	(3.6)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Cost of goods sold	$6,255,266	$6,293,474	$(38,208)	(0.6)%
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
Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gross margin	$362,487	$352,574	$9,913	2.8%
As a % of net revenue	15.11%	14.30%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Gross margin	$1,089,339	$1,002,253	$87,086	8.7%
As a % of net revenue	14.83%	13.74%
Gross margin in the three and nine months ended September 30, 2019, reflected overall improved sales mix, as the products and manufacturer solutions revenues constitute a higher percentage of revenue, which was partially offset by unfavorable impact from foreign currency translation of $5.3 million and $19.1 million, respectively.
Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Distribution, selling and administrative expenses	$332,369	$325,012	$7,357	2.3%
As a % of net revenue	13.85%	13.19%
Other operating income, net	$(101)	$(1,522)	$1,421	93.4%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Distribution, selling and administrative expenses	$1,016,965	$918,147	$98,818	10.8%
As a % of net revenue	13.85%	12.58%
Other operating expense (income), net	$674	$(2,281)	$2,955	129.5%
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
Overall DS&A expenses compared to prior year reflected higher expenses to support business growth, higher transportation expenses, increased expenses incurred for the development of new customer solutions and increased expenses to support the Halyard business (on a year-to-date basis). These increases were partially offset by favorable impacts for foreign currency translation of $3.8 million and $17.3 million for the three and nine months ended September 30, 2019. The change in other operating expense (income), net was attributed primarily to higher software as a service implementation expenses in the quarter and lower foreign currency transactional gains in the quarter and year-to-date compared to prior year.
A discussion of the acquisition-related and exit and realignment charges is included above in the Overview section.
Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Interest expense, net	$25,938	$23,826	$2,112	8.9%
Effective interest rate	6.35%	5.65%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Interest expense, net	$80,718	$52,651	$28,067	53.3%
Effective interest rate	6.35%	5.08%
Interest expense increased year over year primarily as a result of borrowings under our revolving credit facility and term loans entered into to fund the Halyard acquisition. See Note 10 in Notes to Consolidated Financial Statements.

Other (income) expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Other income, net	$(185)	$—	$(185)	N/A

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Other expense, net	$1,818	$—	$1,818	N/A
Other (income) expense, net in 2019 includes the write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement in February 2019 of $2.0 million and gain on extinguishment of debt related to the partial repurchase of our 2021 Notes in September 2019 of $0.2 million.
Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Income tax benefit	$(1,663)	$(1,904)	$241	12.7%
Effective tax rate	378.8%	77.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2019	2018	$	%
Income tax benefit	$(3,038)	$(3,936)	$898	22.8%
Effective tax rate	11.5%	2.2%
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

	September 30, 2019	December 31, 2018	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$96,803	$103,367	$(6,564)	(6.4)%
Accounts receivable, net of allowances	$741,670	$823,418	$(81,748)	(9.9)%
Consolidated DSO (1)	27.6	28.5
Merchandise inventories	$1,153,079	$1,290,103	$(137,024)	(10.6)%
Consolidated inventory turnover (2)	6.8	7.4
Accounts payable	$873,743	$1,109,589	$(235,846)	(21.3)%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average inventory and annualized costs of goods sold for the quarter ended September 30, 2019 and year ended December 31, 2018

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

(Dollars in thousands)	2019	2018
Net cash provided by (used for):
Operating activities	$139,105	$122,509
Investing activities	(37,932)	(798,881)
Financing activities	(89,294)	695,166
Effect of exchange rate changes	(2,243)	1,574
Net increase in cash, cash equivalents and restricted cash	$9,636	$20,368
Cash provided by operating activities in the first nine months of 2019 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in the first nine months of 2019 included capital expenditures of $38.2 million for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software. Cash used for investing activities in 2018 primarily included cash paid for the Halyard acquisition offset by the final purchase price settlement with the seller of Byram for $6.2 million.
Cash (used for) provided by financing activities in the first nine months of 2019 included dividend payments of $5.1 million and repayments of $36.1 million under our revolving credit facility, compared to dividend payments of $32.2 million and proceeds from borrowings of $74.8 million for the same period of 2018. Financing activities in the first nine months of 2019 also included repayments of $40.7 million compared to borrowings of $686.4 million in the same period of 2018 on our term loans (under the Credit Agreement) and 2021 Notes. We used $3.5 million to repurchase $3.7 million aggregate principal amount of the 2021 Notes in September 2019. In 2018, we used net proceeds of $695.8 million from term loans and $74.8 million under our revolving credit facility primarily to fund the Halyard acquisition. We also paid $4.3 million in financing costs related to the Fourth Amendment to the Credit Agreement in February 2019.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement (amended February 2019) with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides a borrowing capacity of $400 million and $889 million outstanding in term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at September 30, 2019 was Eurocurrency Rate plus 3.5%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
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
At September 30, 2019 and December 31, 2018, we had borrowings of $174 million and $210.1 million, respectively, under the revolver and letters of credit of $11.7 million and $15.2 million, respectively, outstanding under the Credit Agreement along with $546.3 million and $550.0 million, respectively, in Senior Notes. We also had letters of credit and bank guarantees outstanding for $9.7 million and $7.7 million as of September 30, 2019 and December 31, 2018, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.

From time to time, we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.
The third quarter dividend of $0.0025 per share was paid in September 2019. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
Our Board of Directors authorized a share repurchase program of up to $100 million of our outstanding common stock to be executed at the discretion of management over a three-year period, expiring in December 2019. The program is intended to offset shares issued in conjunction with our stock incentive plan and return capital to shareholders, and may be suspended or discontinued at any time. However, our Credit Agreement contains restrictions on the amount and timing of share repurchase activity. This includes prohibiting share repurchases should a default under the Credit Agreement exist prior to or immediately after any share repurchases. We did not repurchase any shares during 2019. At September 30, 2019, the remaining amount authorized for repurchase under this program was $94.0 million.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Prior to the reporting period in which the Tax Cuts and Jobs Act (the Act) was enacted we considered foreign earnings to be indefinitely reinvested and provided no United States federal and state taxes or withholding taxes on those earnings. Our cash and cash equivalents held by our foreign subsidiaries totaled $57.5 million at September 30, 2019 and $64.9 million at December 31, 2018. Upon enactment, the Act imposes a tax on our total post-1986 foreign earnings at various tax rates. The Company has recognized an amount for this one-time transition tax. The Company continues to remain permanently reinvested in its foreign subsidiaries, with the exception of a subsidiary in Thailand. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities in which we assert permanent reinvestment. Management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of September 30, 2019. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. The Company will continue to evaluate its foreign earnings repatriation policy during 2019 for all other foreign subsidiaries in which we operate.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 16 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2019.
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

•
our ability to successfully identify, manage or integrate acquisitions, including our ability to successfully integrate the Halyard S&IP business into our operations and to realize the anticipated benefits and synergies from the Halyard S&IP acquisition;

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
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $889 million in borrowings under our term loans, $174 million in borrowings under our revolving credit facility and $12 million in letters of credit under the Credit Agreement at September 30, 2019. After considering the effects of interest rate swap agreements entered into during July 2018, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $6 million per year based on our borrowings outstanding and the effective interest rates at September 30, 2019.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.06 and $3.15 per gallon in the first nine months of 2019 and 2018, respectively. Based on our fuel consumption in the first nine months of 2019, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.4 million on an annualized basis.
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
In connection with the Halyard acquisition, we entered into transition services agreements with Avanos pursuant to which they and we will provide to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, regulatory affairs and quality assurance, sales and marketing, information technology and other support services for a period of up to 18 months after the closing date. These agreements were substantially completed at the end of October 2019.
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

Part II. Other Information

Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Through September 30, 2019, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2018. Through September 30, 2019, there have been no material changes in the risk factors described in such Annual Report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In October 2016, our Board of Directors authorized a share repurchase program of up to $100 million of the Company’s outstanding common stock to be executed at the discretion of management over a three-year period. The timing of repurchases and the exact number of shares of common stock to be purchased will depend upon market conditions and other factors and may be suspended or discontinued at any time. Purchases under the share repurchase program are made either pursuant to 10b5-1 plans entered into by the Company from time to time and/or during the Company’s scheduled quarterly trading windows for officers and directors. We did not repurchase any shares for the nine months ended September 30, 2019.

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

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	November 6, 2019	/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer

Date:	November 6, 2019	/s/ Michael W. Lowry
Michael W. Lowry
Senior Vice President, Chief Accounting Officer & Interim Chief Financial Officer