Form 10-K
period 2019-12-31
OWENS & MINOR INC/VA/
filed 2020-03-04
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-9810

OWENS & MINOR, INC.
(Exact name of registrant as specified in its charter)

Virginia			54-1701843
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

9120 Lockwood Boulevard	Mechanicsville	Virginia	23116
(Address of principal executive offices)			(Zip Code)

Post Office Box 27626, Richmond, Virginia			23261-7626
(Mailing address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code (804) 723-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $2 par value	OMI	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $196,281,142 as of June 30, 2019.
The number of shares of the Company’s common stock outstanding as of February 14, 2020 was 62,849,712 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on May 1, 2020, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I
Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers, manufacturers and directly to patients across the continuum of care. Our teammates serve healthcare industry customers in over 70 countries, by providing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
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
On January 16, 2020, we announced our intention to sell our European logistics business, Movianto, to EHDH Holding Group (EHDH), a privately held French company. The divestiture is intended to provide us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in this annual report for further information. Unless otherwise indicated, the following information relates to continuing operations.

Global Solutions
In our Global Solutions segment, we offer a comprehensive portfolio of products and services to healthcare providers and manufacturers. Our portfolio of medical and surgical supplies includes branded products purchased from manufacturers and our own proprietary products. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the nation.
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
In addition to services to healthcare providers, we offer a variety of programs dedicated to providing outsourced logistics and marketing solutions to our suppliers as well. These are designed to help manufacturers drive sales growth, increase market share and achieve operational efficiencies. Manufacturer programs are generally negotiated on an annual basis and provide for enhanced levels of support that are aligned with the manufacturer’s annual objectives and growth goals. We have contractual arrangements with manufacturers participating in these programs that provide performance-based incentives to us, as well as cash discounts for prompt payment. Program incentives can be earned on a monthly, quarterly or annual basis.
We operate a network of 48 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management.
We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing products. We have deployed low-unit-of-measure automated picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in performing certain warehousing processes. We partner with a third party company to deliver most supplies in the United States. We also use contract carriers and parcel delivery services when they are more cost-effective and timely

The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage mark-up is added to the contract cost of the product agreed to by the customer and the supplier or Group Purchasing Organization (GPO). We price our services for other arrangements under activity-based pricing models. In these cases, pricing depends upon the type, level and/or complexity of services that we provide to customers, and in some cases we do not take title to the product (although we maintain certain custodial risks). As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of distribution, selling and administrative expenses, rather than with the cost of the product, which is a component of cost of goods sold.
Byram Healthcare expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies. Byram specializes in various patient care product lines including ostomy, wound care, diabetes, urology, incontinence and enteral. We receive payments for products sold through Byram from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers and directly from patients. Byram has a nationwide sales force, focusing on managed care and key referral sources, six centers of excellence aligned with specific product categories, and a nationwide network to optimize shipping distance and time.
In 2018, our new customer solution, Fusion5, began in earnest and was created to help healthcare providers succeed in the shift from fee-for-service to value based care. A principal area where Fusion5 is currently engaged is helping providers manage bundled payment episodes under the Bundled Payments for Care Improvement, or BPCI, Advanced program. Fusion5 incurred start-up operating costs during 2019 and 2018 as the venture prepared to provide services to a portfolio of customers including acute care hospitals and physician group practices in 2019 and beyond.
Global Products

Our Global Products segment manufactures and sources medical surgical products through our production and kitting operations. With the acquisition of our Halyard Surgical and Infection Prevention (“Halyard”) business, we have expanded to provide medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels.
Our manufacturing facilities are located in the United States, Thailand, Honduras, Mexico and Ireland. Our business has recognized brands across its portfolio of product offerings, including sterilization wrap, surgical drapes and gowns, facial protection, protective apparel, medical exam gloves, custom and minor procedure kits and other medical products. We use a wide variety of raw materials and other inputs in our production processes, with polypropylene polymers and nitrile constituting our most significant raw material purchases. We base our purchasing decisions on quality assurance, cost effectiveness and regulatory requirements, and we work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. We primarily purchase these materials from external suppliers, some of which are single-source suppliers. Global commodity prices can affect pricing of certain raw materials on which we rely. In our Halyard product line, polypropylene polymers, which are oil based, and nitrile represent a significant component of our manufacturing costs. In addition, the prices of other raw materials we use, such as resins and finishing supplies, often fluctuate in response to changes in oil prices.
We support customer sales through a dedicated global sales force and direct our primary sales and marketing efforts toward hospitals and other healthcare providers to highlight the unique benefits and competitive differentiation of our products. We work directly with physicians, nurses, professional societies, hospital administrators and GPOs to collaborate and educate on emerging practices and clinical techniques that prevent infection and speed recovery. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world. We operate four major distribution centers located in North America and Asia that ship multiple finished products to multiple customers, as well as other distribution sites that also have customer shipping capabilities, in order to optimize cost and customer service requirements.
Our proprietary products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly. This segment may sell on an intercompany basis to our Global Solutions segment when we are the designated distributor, to other third-party distributors or directly to healthcare providers.

Our Customers
We currently provide products and services to thousands of healthcare provider customers either directly or indirectly through third-party distributors. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets as well as smaller, independent hospitals in the United States. In addition to contracting with healthcare providers at the Integrated Delivery Network (IDN) level and through GPOs, we also contract with other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). Below is a summary of these agreements:

GPO	Year of Renewal	Term	Sales to Members as a % of Consolidated Net Revenue in 2019
Vizient	2019	2 years	37%
Premier	2016	5 years	21%
HPG	2017	4 years	14%
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our suppliers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. In the Global Solutions segment, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2019.
Asset Management
In our business, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We continually work to refine our processes to optimize inventory and collect accounts receivable.
Inventory
We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with suppliers on inventory productivity initiatives. When we convert large-scale, IDN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required. We actively monitor inventory for obsolescence and use inventory turnover and other operational metrics to measure our performance in managing inventory.
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
Competition
The industries in which we operate are highly competitive. Global Solutions competitors include two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and privately-held Medline Industries, Inc. In addition, we compete with a number of regional and local distributors, companies that distribute products to patient's homes and customer self-distribution models. Major outsourced logistics competitors serving healthcare manufacturers in the United States include United Parcel Service and FedEx Corporation.

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
We have approximately 1,045 patents and patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical and infection protection products and currently have approximately 120 issued patents in the U.S. and over 500 issued patents in countries outside the U.S. These patents generally expire between 2020 and 2040.  We do not license any patents from third parties that are material to our business.
We also file patent applications for innovative product lines and solutions that result from our technical expertise.  In order to protect our ongoing research & development investments, we have approximately 60 pending patent applications in the U.S. and approximately 300 pending patent applications in countries outside of the U.S.
With respect to trademarks, we have approximately 1,000 trademarks and trademark applications pending in the United States and other countries that are used to designate or identify our company or products.  We have over 100 U.S. registration trademarks and over 700 registered trademarks outside of the U.S.  We also have 27 pending trademark applications in the U.S. and 91 pending trademark applications outside of the U.S.
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
Our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, as well as data privacy laws (including the General Data Protection Regulation) that require safeguards for the protection of healthcare and other personal data. In addition, we are subject to laws and regulations that seek to prevent corruption and bribery in the marketplace (including the U.S. Foreign Corrupt Practices Act and the United Kingdom Bribery Act, which provide guidance on corporate interactions with government officials) as well as laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback and false claims laws in the United States.
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
Employees
At the end of 2019, we employed approximately 6,400 full- and part-time teammates in the U.S. and 9,000 outside of the U.S. Most of our teammates outside the U.S. are covered by collective bargaining agreements. We continue to have positive relationships with teammates and works councils.
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
Item 1A. Risk Factors
Set forth below are certain risk factors that we currently believe could materially and adversely affect our business, financial condition, results of operations and cash flows. These risk factors are in addition to those mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.
We face competition and accelerating pricing pressure.
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by pricing pressure which accelerated in 2017 and has continued and put further margin pressure on our business. We expect this margin pressure to continue. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain outsourced logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses. These competitive pressures could have a material adverse effect on our results of operations and financial condition.
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
The healthcare outsourced logistics business in the United States is characterized by intense competition from a number of international, regional and local companies, including large conventional outsourced logistics companies and internet based non-traditional competitors that are moving into the healthcare and pharmaceutical distribution business. This competitive market places continuous pricing pressure on us from customers and manufacturers that could adversely affect our results of operations and financial condition if we are unable to continue to retain and/or grow our revenues and to offset margin reductions caused by pricing pressures through cost control measures.
We have significant concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations.
In 2019, our top ten customers in the United States represented approximately 25% of our consolidated net revenue. In addition, in 2019, approximately 72% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of all of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.
Our operating income is dependent on certain significant domestic suppliers.
In North America, we distribute products from approximately 1,000 suppliers and are dependent on these suppliers for the continuing supply of products. In 2019, sales of products of our ten largest domestic suppliers accounted for approximately 45% of consolidated net revenue. In the Global Solutions segment, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2019. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations and financial condition.
Our results of operations may suffer upon the bankruptcy, insolvency, or other credit failure of a customer that has a substantial amount owed to us.
We provide credit in the normal course of business to customers. We perform initial and ongoing credit evaluations of customers and maintain reserves for credit losses. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations, financial condition and cash flows.
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

As of December 31, 2019, on a consolidated basis we had approximately $1.6 billion of aggregate principal amount of secured indebtedness as well as approximately $201 million in contractual obligations under our operating leasing arrangements and $209.3 million of undrawn availability under our credit facilities. Our ratio of total debt to total shareholders’ equity as of December 31, 2019 was 337%.
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
Our 2021 Notes and our 2024 Notes become due and payable on September 2021 and December 2024, respectively. We anticipate that we will need to raise capital in order to repay the 2021 Notes and/or the 2024 Notes. As of December 31, 2019, we owed $238 million under our 2021 Notes and $275 million under our 2024 Notes. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. Additionally, our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loans. If as of the date 91 days prior to the maturity date of our 2021 Notes all outstanding amounts under the 2021 Notes have not been paid in full, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility and the Term A loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if as of the date 91 days prior to the maturity date of our 2024 Notes, all outstanding amounts under the 2024 Notes have not been paid in full, the Termination Date of the Term B loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.
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

An interruption in the ability of our business to manufacture products may have a material adverse effect on our business.
We manufacture the majority of our products in eight facilities, three in the United States, one each in Thailand, Ireland and Honduras and two in Mexico. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at required levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
In addition to product liability claims and litigation, an unsafe condition or injury to, or death of, a patient associated with our products could lead to a recall of, or issuance of a safety alert relating to, our products, or suspension or delay of regulatory product approvals or clearances, product seizures or detentions, governmental investigations, civil or criminal sanctions or injunctions to halt manufacturing and distribution of our products. Any one of these could result in significant costs and negative publicity resulting in reduced market acceptance and demand for our products and harm our reputation. In addition, a recall or injunction affecting our products could temporarily shut down production lines or place products on a shipping hold.
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

In connection with our growth strategy, we from time to time acquire other businesses, including the Halyard acquisition (Halyard) and Byram Healthcare (Byram), that we believe will expand or complement our existing businesses and operations. The integration of acquisitions involves a number of significant risks, which may include but are not limited to, the following:

•	Expenses and difficulties in the transition and integration of operations and systems;

•	Retention of current customers and the ability to obtain new customers;

•	The assimilation and retention of personnel, including management personnel, in the acquired businesses;

•	Accounting, tax, regulatory and compliance issues that could arise;

•	Difficulties in implementing uniform controls, procedures and policies in our acquired companies;

•	Unanticipated expenses incurred or charges to earnings based on unknown circumstances or liabilities;

•	Failure to realize the synergies and other benefits we expect from the acquisition or at the pace we anticipate;

•	General economic conditions in the markets in which the acquired businesses operate;

•	Difficulties encountered in conducting business in markets where we have limited experience and expertise;

•	Failure to fully integrate information technology;

•	Inadequate indemnification from the seller; and

•	Failure of the seller to perform under any transition services agreement.

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
Our business and operations depend on the proper functioning of critical facilities, supply chain and distribution networks.
Damage or disruption to our supply chain and distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, geo-political events or other reasons could impair our ability to distribute products and conduct our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations.  For example, in December 2019, a strain of the novel coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and additional cases have been reported globally.  The coronavirus has caused supply chain disruptions for certain manufacturers of medical products and an increased demand for these products resulting in the implementation of product allocations by certain manufacturers.  At this point, the extent to which the coronavirus may impact our results is uncertain.
Our operations depend on the proper functioning of information systems, and our business could be adversely affected if we experience a cyber-attack or other systems breach.
We rely on information systems to receive, process, analyze and manage data in distributing thousands of inventory products to customers from numerous distribution and outsourced logistics centers. These systems are also relied upon for billings to and collections from customers, as well as the purchase of and payment for inventory and related transactions from our suppliers. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers. Our business and results of operations may be materially adversely affected if systems are interrupted or damaged by unforeseen events (including cyber-attacks) or fail to operate for an extended period of time, or if we fail to appropriately enhance our systems to support growth and strategic initiatives.
Our distribution and outsourced logistics services rely on the performance and upkeep of our information systems. If our information systems are interrupted, damaged or fail to operate, our customers could be negatively impacted which could have a material adverse effect on our results of operations.
Our investment in Fusion5 may continue to incur losses.

Fusion5 is a new enterprise with limited operating history.  In 2018, Fusion5 began managing bundled payment episodes under the BCPI-A program. As of December 31, 2019, Fusion5 had incurred losses exceeding the revenue generated. Due to the nature of the BPCI-A program and Fusion5’s contracts with the Centers for Medicare and Medicaid Services (CMS) and healthcare providers, the timing of payments to Fusion5 may differ from our expectations.  Additionally, under certain of its contracts with healthcare providers, generally referred to as “risk-share” or “gain-share” contracts, Fusion5 takes financial risk for a portion of costs of medical procedures delivered by its customers.  If these costs exceed, in the aggregate, fees paid to or savings generated by Fusion5 under its contracts with customers, Fusion5 may continue to incur losses.  Further, changes to the BPCI-A program by CMS with respect to payment timing could have a material adverse effect on our financial results.
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
Among the U.S. healthcare related laws that we are subject to include the U.S. federal Anti-kickback Statute, the U.S. federal Stark Law, the False Claims Act and similar state laws relating to fraud, waste and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations and financial condition.
Our global operations are also subject to risks of violation of laws, including those that prohibit improper payments to and bribery of government officials and other individuals and organizations. These laws include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws and regulations in foreign jurisdictions, any violation of which could result in substantial liability and a loss of reputation in the marketplace. Failure to comply with these laws also could subject us to civil and criminal penalties that could adversely affect our business and results of operations.
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
Our global operations increase the extent of our exposure to the economic, political, currency, regulatory and other risks of international operations.

Our global operations involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:

•	Lack of familiarity with and expertise in conducting business in foreign markets;

•	Foreign currency fluctuations and exchange risk;

•	Unexpected changes in foreign regulations or conditions relating to labor, the economic or political environment, and social norms or requirements;

•	Adverse tax consequences and difficulties in repatriating cash generated or held abroad;

•	Local economic environments, recession, inflation, indebtedness, currency volatility and competition; and

•	Changes in trade protection laws and other laws affecting trade and investment, including import/export regulations in both the United States and foreign countries.

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

We operate within the European Union and therefore may be affected by the United Kingdom's withdrawal from the European Union.

We operate within the European Union (the E.U.). The United Kingdom's (the U.K.) exit from the E.U. (commonly referred to as Brexit) and the resulting significant change to the U.K.’s relationship with the E.U. and with countries outside the E.U. (and the laws, regulations and trade deals impacting business conducted between them) could disrupt the overall economic growth or stability of the U.K. and the E.U. and otherwise negatively impact our operations in Europe. The U.K. withdrew from the European Union, effective January 31, 2020, and is now in a period of transition. All existing trading arrangements will be maintained through December 31, 2020, the end of the transition period.  The U.K. and E.U. will negotiate future trading arrangements during the transition period.  An exit without a trade agreement in place would result in the United Kingdom losing access to free trade agreements for goods and services with the European Union and other countries. To the extent new trading arrangements are negotiated, the implementation of any agreements reached, and the changes to current operations and processes resulting therefrom, could have an adverse impact on our operations. Depending on the outcome of these negotiations, it is possible that Brexit will result in our E.U. operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. leaves the E.U. without new trade agreements, there may be additional adverse impacts on immigration and trade between the U.K. and the E.U. or countries outside the E.U. Such impacts could have an adverse effect on our business and results of operations. The ultimate effects of Brexit on us will depend on the specific terms of any negotiated trading arrangements the U.K. and the E.U. reach to provide access to each other’s respective markets.

Our continued success is substantially dependent on positive perceptions of our reputation.

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

We have recently experienced significant changes to our executive leadership team. In 2019, we named several new key leaders, including a new President & Chief Executive Officer, Executive Vice President & Chief Financial Officer, Executive Vice President & Chief Operating Officer and Executive Vice President & Chief Commercial Officer. These types of management changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new executive leadership team members within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business.

Our goodwill may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.

U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. As a result of impairment tests performed during 2018, we recorded an impairment charge related to goodwill of $397.6 million. No impairment charge was recorded in 2019. We may be further required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.

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

We cannot assure you that the proposed Movianto sale will be completed.

On January 16, 2020, we announced our intention to sell our Movianto business for cash proceeds of $133 million and an expected completion date in the first half of 2020. There are a number of risks and uncertainties relating to the Movianto sale. For example, the Movianto sale may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing. There can be no assurance that the conditions to closing of the Movianto sale will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the sale.

We and the Movianto business will be subject to business uncertainties while the sale is pending that could adversely affect our business and the Movianto business.

The announcement and pendency of the Movianto sale could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. Although we intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us and/or the Movianto business to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the sale. If key teammates depart because of concerns relating to the uncertainty and difficulty of the integration process, our business could be harmed. The uncertainties related to the pending Movianto sale could have a negative impact on our ability to manage existing operations, which could adversely affect our business, financial condition and results of operations. Additionally, investor perceptions about the terms or benefits of the Movianto sale could have a negative impact on our business and the trading prices of our securities, including the 2021 and 2024 Notes.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our Global Solutions segment operated distribution centers as well as office and warehouse space across the United States as of December 31, 2019. We leased all of the centers from unaffiliated third parties with the exception of two locations, one of which we own and the other is owned by a customer. We also leased customer service centers as well as small offices for sales personnel across the United States. In addition, we leased space on a temporary basis from time to time to meet our inventory storage needs.
At December 31, 2019, our Global Products segment operated facilities located throughout the world that handle production, assembly, research, quality assurance testing, distribution and packaging of our products.
The following table provides a summary of our principal facilities:

	Owned	Leased	Other	Total	Location
Production	5	3	—	8	Mexico, United States, Thailand, Honduras and Europe
Distribution	1	51	1	53	United States, Canada and India
Storage	1	6	—	7	United States
Office	1	25	—	26	Europe, United States, Canada and Asia
Total	8	85	1	94
We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia. In addition, we lease our Client Engagement Center (CEC) in Richmond, Virginia designed to support standardization and enhanced service to customers.
We regularly assess our business needs and make changes to the capacity and location of distribution and outsourced logistics centers. We believe that our facilities are adequate to carry on our business as currently conducted. A number of leases are scheduled to terminate within the next several years. We believe that, if necessary, we could find facilities to replace these leased premises without suffering a material adverse effect on our business.
Item 3. Legal Proceedings
We are subject to various legal actions that are ordinary and incidental to our business, including contract disputes, employment, workers’ compensation, product liability, regulatory and other matters. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters. In addition, we believe that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by our insurance, subject to policy limits, applicable deductibles and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, we believe, based on current knowledge and the advice of counsel, that the outcome of these currently pending matters, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.
Part II

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 14, 2020, there were 2,848 common shareholders of record. We believe there are an estimated additional 21,888 beneficial holders of our common stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.
Share Repurchase Program. In October 2016, our Board of Directors authorized a three-year share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The authorization took effect in December 2016 upon the completion of the previous authorization and ended in December 2019.
We did not repurchase any shares during the years ended December 31, 2019 and 2018.

Item 6. Selected Consolidated Financial Data
Not applicable.

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
We entered into transition services agreements with Avanos pursuant to which they and we provided to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. On the Closing Date, certain of our affiliates also entered into transitional distribution agreements with affiliates of Avanos under which the Avanos affiliates served as limited risk distributors for our international customer orders on a transitional basis. The services under the transition services agreements and distribution agreements generally commenced on the Closing Date and terminated by December 31, 2019.
On January 16, 2020, we announced our intention to sell our European logistics business, Movianto, to EHDH Holding Group (EHDH), a privately held French company. The divestiture is intended to provide us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements included in this annual report for further information. Unless otherwise indicated, the following information relates to continuing operations.
Net loss per diluted share was $(1.03) for the year ended December 31, 2019, an increase of $6.25 compared to 2018. Global Solutions segment operating income was $83.6 million for 2019, compared to $108.8 million for 2018. The declines were a result of lower revenues, continued pressure on distribution margins, and higher transportation expenses compared to prior year. Global Products segment operating income was $65.1 million for 2019, compared to $75.7 million for 2018, reflecting an unfavorable impact of $3.8 million in 2019 and a favorable impact of $0.1 million in 2018 from foreign currency translation.

Supplemental Financial Information
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2019	2018	2017
Summary of Operations:
Net revenue	$9,210,939	$9,418,192	$8,926,647
Net income (loss)	$(62,371)	$(437,012)	$72,793

Per Common Share:
Net income (loss) per share—basic and diluted	$(1.03)	$(7.28)	$1.20
Cash dividends	$0.01	$0.86	$1.03
Stock price at year end	$5.17	$6.33	$18.88

Summary of Financial Position:
Total assets	$3,643,084	$3,773,788	$3,376,293
Cash and cash equivalents	$67,030	$66,308	$36,321
Total debt	$1,559,652	$1,676,606	$917,363
Total equity	$462,154	$518,419	$1,015,479

Selected Ratios:
Gross margin as a percent of revenue	12.25%	11.37%	10.21%
Distribution, selling and administrative expenses as a percent of revenue	11.11%	10.12%	8.36%
Operating income (loss) as a percent of revenue	0.79%	(3.74)%	1.16%
Days sales outstanding (DSO) (1)	27.1	27.1	27.1
Average annual inventory turnover (2)	6.6	6.9	8.3

(1) Based on year end accounts receivable and net revenue for the fourth quarter of the year.
(2) Based on average annual inventory and cost of goods sold for the respective year. Changes in inventory turnover since December 31, 2017 are also affected by the 2018 Halyard acquisition.

Results of Operations
2019 compared to 2018

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Global Solutions	$8,243,867	$8,767,549	$(523,682)	(6.0)%
Global Products	1,433,977	1,111,322	322,655	29.0%
Inter-segment	(466,905)	(460,679)	(6,226)	(1.4)%
Net revenue	$9,210,939	$9,418,192	$(207,253)	(2.2)%
The decrease in net revenue for the year reflected the impact of lower distribution revenues as a result of customer non-renewals, primarily resulting from service issues prior to early 2019, partially offset by revenue growth in other business lines. The changes from prior year also include an unfavorable impact from foreign currency translation of $5.8 million. Net revenue for Global Products benefited when compared to prior year from the acquisition of Halyard in April 2018. Halyard sales from January through April 2019 were $255 million (net of $71 million of intercompany sales).

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Cost of goods sold	$8,082,448	$8,347,666	$(265,218)	(3.2)%
Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products business. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix. Cost of goods sold when compared to prior year was also impacted from the acquisition of Halyard in April 2018. Halyard cost of goods sold from January through April 2019 were $210 million (net of $72 million of intercompany eliminations).

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Gross margin	$1,128,491	$1,070,526	$57,965	5.4%
As a % of net revenue	12.25%	11.37%
Gross margin for the year reflected strong revenue growth with Byram and overall improved sales mix, as the Global Products revenues constitute a higher percentage of revenue, which was partially offset by unfavorable impact from foreign currency translation of $4.8 million.
We value distribution inventory held in the United States under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 9 basis points higher in 2019 and 29 basis points higher in 2018.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Distribution, selling & administrative expenses	$1,023,065	$952,865	$70,200	7.4%
As a % of net revenue	11.11%	10.12%
Acquisition-related and exit and realignment charges	$30,050	$59,101	$(29,051)	(49.2)%
Other operating expense (income), net	$2,225	$(3,039)	$5,264	173.2%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers.
Overall DS&A expenses compared to prior year reflected higher expenses to support a full year of Halyard, higher transportation expenses, increased expenses incurred for the development of new customer solutions and increased expenses to support the sale of Halyard products. These increases were partially offset by favorable impacts for foreign currency translation of $1.0 million. The change in other operating expense (income), net was attributed primarily to higher software as a service implementation expenses and an adverse foreign currency impact compared to prior year.
Acquisition-related and charges were $15.7 million and $45.0 million in 2019 and 2018, respectively, and consisted primarily of transition and transaction costs for the Halyard acquisition. Exit and realignment charges were $14.4 million and $14.1 million in 2019 and 2018, respectively. Exit and realignment charges in 2019 were associated with severance from reduction in force and other costs related to the reorganization of the U.S. commercial and operations and executive teams, along with facility closures in the U.S. and other IT restructuring charges. Exit and realignment charges in 2018 were associated with severance from reduction in force and other employee costs associated with the establishment of our client engagement center, the writedown of information system assets which are no longer used and other IT restructuring charges.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Interest expense, net	$98,113	$70,983	$27,130	38.2%
Effective interest rate	6.36%	5.31%

Interest expense increased year over year primarily due to an increase in borrowings under our revolving credit facility and term loans entered into to fund the Halyard acquisition in 2018 and an increase in our interest rate and amortized fees as a result of the Fourth Amendment to the Credit Agreement in February 2019. See Note 11 in Notes to Consolidated Financial Statements.
Other expense, net.

	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Other expense, net	$3,757	$3,765	$(8)	(0.2)%
Other expense, net in 2019 includes the write-off of $2.0 million of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement in February 2019, and a $1.2 million gain on extinguishment of debt related to the partial repurchases of our 2021 Notes. 2019 and 2018 also include interest cost and net actuarial losses related to the U.S. Retirement Plan of $2.9 million and $3.8 million, respectively.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Income tax benefit	$(6,135)	$(32,429)	$26,294	81.1%
Effective tax rate	21.4%	7.6%

The change in the effective tax rate resulted primarily from goodwill and intangible asset impairment charges in 2018 which were mostly not deductible for income tax purposes.

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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payments to suppliers.

	December 31,		Change
(Dollars in thousands)	2019	2018	$	%
Cash and cash equivalents	$67,030	$66,308	$722	1.1%
Accounts receivable, net	$674,706	$756,687	$(81,981)	(10.8)%
Days sales outstanding (1)	27.1	27.1
Merchandise inventories	$1,146,192	$1,273,726	$(127,534)	(10.0)%
Inventory turnover (2)	6.6	6.9
Accounts payable	$808,035	$1,065,197	$(257,162)	(24.1)%
(1) Based on year end accounts receivable and net revenue for the fourth quarter
(2) Based on average annual inventory and costs of goods sold for the years ended December 31, 2019 and 2018
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows, which relates to continuing operations and discontinued operations:

	For the years ended December 31,
(Dollars in thousands)	2019	2018
Net cash provided by (used for):
Operating activities	$166,085	$115,589
Investing activities	(51,897)	(815,829)
Financing activities	(130,197)	701,071
Effect of exchange rate changes on cash	(2,671)	(1,986)
Decrease in cash, cash equivalents and restricted cash	$(18,680)	$(1,155)
Cash provided by operating activities in 2019 and 2018 reflected fluctuations in net income along with favorable changes in working capital.
Cash used for investing activities in 2019 and 2018 included capital expenditures of $52.2 million and $65.7 million, respectively, for our strategic and operational efficiency initiatives, particularly initiatives relating to information technology enhancements and optimizing our distribution network. Cash used for investing activities in 2018 included cash paid for the acquisition of Halyard of $758 million.
Cash (used for) provided by financing activities for the year ended December 31, 2019 included dividend payments of $5.2 million and repayments of $32.2 million under our revolving credit facility, compared to dividend payments of $48.2 million and proceeds from borrowings of $105.5 million for the same period of 2018. Financing activities also included repayments of $85.6 million in 2019 compared to $16.3 million in the same period of 2018 on our term loans (under the Credit Agreement) and 2021 Notes. We used $36.2 million of cash to repurchase $37.3 million aggregate principal amount of the 2021 Notes during 2019. In 2018, we used net proceeds of $695.8 million from term loans and $74.8 million under our revolving credit facility primarily to fund the Halyard acquisition. We also paid $4.3 million in financing costs related to the Fourth Amendment to the Credit Agreement in February 2019.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides a borrowing capacity of $400 million and $858 million outstanding in term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at December 31, 2019 was Eurocurrency Rate plus 3.5%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loans. If as of the date 91 days prior to the maturity date of our 2021 Notes all outstanding amounts under the 2021 Notes have not been paid in full, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility and the Term A loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if as of the date 91 days prior to the maturity date of our 2024 Notes, all outstanding amounts under the 2024 Notes have not been paid in full, the Termination Date of the Term B loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes.
At December 31, 2019 and 2018, we had borrowings of $177.9 million and $210.1 million, respectively, under the revolver and letters of credit of $11.7 million and $15.2 million, respectively, outstanding under the Credit Agreement along with $512.7 million and $550.0 million, respectively, in Senior Notes. We also had letters of credit and bank guarantees outstanding for $1.5 million and $4.4 million as of December 31, 2019 and 2018, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
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
We paid cash dividends on our outstanding common stock at the rate of $0.0025 per common share for each of the four quarters of 2019. In 2018, we paid quarterly dividends of $0.26 per common share for the first three quarters and $0.075 for the fourth quarter dividend was accrued at December 31, 2018 and paid in January 2019. In February 2020, the Board of Directors approved the first quarter dividend of $0.0025 per common share. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
In October 2016, the Board of Directors authorized an up to three-year share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The authorization took effect in December 2016 upon the completion of the previous authorization and ended in December 2019. We did not repurchase any shares during the years ended December 31, 2019 and 2018.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, share and debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $52.9 million and $27.9 million at December 31, 2019 and 2018, respectively. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of December 31, 2019. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2020 for all our foreign subsidiaries.
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
Critical accounting policies are defined as those policies that relate to estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting policies and estimates include accounting for goodwill and long-lived assets and business combinations.
Goodwill and long-lived assets. Goodwill represents the excess of consideration paid over the fair value of identifiable net assets acquired. Long-lived assets, which are a component of identifiable net assets, include intangible assets with finite useful lives, property and equipment, right-of-use assets, and computer software costs. Intangible assets with finite useful lives consist primarily of customer relationships, tradenames, and other intangibles acquired through business combinations. Certain assumptions and estimates are employed in determining the fair value of identifiable net assets acquired.
We evaluate goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test uses valuation techniques to determine fair value, including comparable multiples of reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $393.2 million at December 31, 2019.
Long-lived assets, which exclude goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to its estimated undiscounted future cash flows. At December 31, 2019, long-lived assets included property and equipment of $315.4 million, net of accumulated depreciation; intangible assets of $285.0 million, net of accumulated amortization; operating lease assets of $142.2 million, net of accumulated amortization, and computer software of $43.6 million, net of accumulated amortization.
The impairment review of goodwill and long-lived assets requires the extensive use of accounting estimates and assumptions. The application of alternative assumptions or inability to meet certain financial projections, could produce materially different results.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $858 million in borrowings under our term loans, $178 million in borrowings under our revolving credit facility and $12 million in letters of credit under the Credit Agreement at December 31, 2019. After considering the effects of interest rate swap agreements outstanding as of December 31, 2019, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $6 million per year based on our borrowings outstanding at December 31, 2019.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.06 per gallon for 2019, a decrease from $3.18 per gallon in 2018. Based on our fuel consumption in 2019, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.3 million on an annualized basis.
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
Item 8. Financial Statements and Supplementary Data
See Item 15. Exhibits and Financial Statement Schedules.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

We entered into transition services agreements with Avanos pursuant to which they and we provided to each other various transitional services, including, but not limited to, facilities, product supply, financial and business services, procurement, human resources, research and development, regulatory affairs and quality assurance, sales and marketing, information technology and other support services. The services under the transition services agreements and distribution agreements generally commenced on the Closing Date and terminated by December 31, 2019. Management established controls to mitigate the risk over financial reporting as it relates to the transition services agreements.
There has been no change in our internal control over financial reporting during our last fiscal quarter (our fourth quarter in the case of an annual report) ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately assessed the adoption impact of the new lease standard, and its related amendments, on our consolidated financial statements. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.
Item 9B. Other Information
None.
Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls deemed effective now may become inadequate in the future because of changes in conditions, or because compliance with policies or procedures has deteriorated or been circumvented.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President & Chief Executive Officer

/s/ Andrew G. Long
Andrew G. Long, Executive Vice President & Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Owens & Minor, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements), and our report dated March 4, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Richmond, Virginia
March 4, 2020

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers at the end of the electronic filing of this Form 10-K and the registrant’s 2020 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 4, 2019. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 69.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Year ended December 31,	2019	2018
Net revenue	$9,210,939	$9,418,192
Cost of goods sold	8,082,448	8,347,666
Gross margin	1,128,491	1,070,526
Distribution, selling and administrative expenses	1,023,065	952,865
Goodwill and intangible asset impairment charges	—	413,945
Acquisition-related and exit and realignment charges	30,050	59,101
Other operating expense (income), net	2,225	(3,039)
Operating income (loss)	73,151	(352,346)
Interest expense, net	98,113	70,983
Other expense, net	3,757	3,765
Loss from continuing operations before income taxes	(28,719)	(427,094)
Income tax benefit	(6,135)	(32,429)
Loss from continuing operations	(22,584)	(394,665)
Loss from discontinued operations, net of tax	(39,787)	(42,347)
Net loss	$(62,371)	$(437,012)

Loss from continuing operations per common share: basic and diluted	$(0.37)	$(6.58)
Loss from discontinued operations per common share: basic and diluted	(0.66)	(0.70)
Net loss per common share: basic and diluted	$(1.03)	$(7.28)
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

Year ended December 31,	2019	2018
Net loss	$(62,371)	$(437,012)
Other comprehensive loss, net of tax:
Currency translation adjustments (net of income tax of $0 in 2019 and 2018)	7,250	(19,366)
Change in unrecognized net periodic pension costs (net of income tax benefit of $2,299 in 2019 and income tax of $1,377 in 2018)	(6,545)	3,920
Net unrealized loss on derivative instruments and other (net of income tax benefit of $3,305 in 2019 and $1,831 in 2018)	(7,800)	(5,082)
Other comprehensive loss	(7,095)	(20,528)
Comprehensive loss	$(69,466)	$(457,540)
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2019	2018
Assets
Current assets
Cash and cash equivalents	$67,030	$66,308
Accounts receivable, net	674,706	756,687
Merchandise inventories	1,146,192	1,273,726
Other current assets	79,372	121,926
Current assets of discontinued operations	439,983	319,930
Total current assets	2,407,283	2,538,577
Property and equipment, net	315,427	323,943
Operating lease assets	142,219	—
Goodwill	393,181	414,122
Intangible assets, net	285,018	314,175
Other assets, net	99,956	84,510
Other assets of discontinued operations	—	98,461
Total assets	$3,643,084	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$808,035	$1,065,197
Accrued payroll and related liabilities	53,584	38,358
Other current liabilities	231,029	178,930
Current liabilities of discontinued operations	323,511	189,526
Total current liabilities	1,416,159	1,472,011
Long-term debt, excluding current portion	1,508,415	1,647,918
Operating lease liabilities, excluding current portion	117,080	—
Deferred income taxes	40,550	50,852
Other liabilities	98,726	77,690
Other liabilities of discontinued operations	—	6,898
Total liabilities	3,180,930	3,255,369
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding— 62,843 shares and 62,294 shares	125,686	124,588
Paid-in capital	251,401	238,773
Retained earnings	137,774	200,670
Accumulated other comprehensive loss	(52,707)	(45,612)
Total equity	462,154	518,419
Total liabilities and equity	$3,643,084	$3,773,788
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2019	2018
Operating activities:
Net loss	$(62,371)	$(437,012)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	116,678	101,927
Share-based compensation expense	15,803	16,376
Impairment charges	32,112	439,613
Deferred income tax benefit	(17,402)	(35,018)
Provision for losses on accounts receivable	12,914	9,430
Changes in operating lease right-of-use assets and lease liabilities	(2,599)	—
Changes in operating assets and liabilities:
Accounts receivable	63,526	11,106
Merchandise inventories	127,921	(65,451)
Accounts payable	(235,631)	92,179
Net change in other assets and liabilities	104,801	(23,604)
Other, net	10,333	6,043
Cash provided by operating activities	166,085	115,589
Investing activities:
Acquisitions, net of cash acquired	—	(751,834)
Additions to property and equipment	(42,419)	(44,873)
Additions to computer software	(9,809)	(20,812)
Proceeds from sale of property and equipment	331	1,690
Cash used for investing activities	(51,897)	(815,829)
Financing activities:
Proceeds from issuance of debt	—	695,750
(Repayments) borrowings from revolving credit facility	(32,200)	105,500
Repayment of debt	(85,592)	(16,250)
Financing costs paid	(4,313)	(28,512)
Cash dividends paid	(5,226)	(48,200)
Other, net	(2,866)	(7,217)
Cash (used for) provided by financing activities	(130,197)	701,071
Effect of exchange rate changes on cash and cash equivalents	(2,671)	(1,986)
Net decrease in cash, cash equivalents and restricted cash	(18,680)	(1,155)
Cash, cash equivalents and restricted cash at beginning of year	103,367	104,522
Cash, cash equivalents and restricted cash at end of year	$84,687	$103,367
Supplemental disclosure of cash flow information:
Income taxes (received) paid, net of refunds	$(6,198)	$19,151
Interest paid	$95,413	$68,585
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2017	61,476	$122,952	$226,937	$690,674	$(25,084)	$1,015,479
Net loss				(437,012)		(437,012)
Other comprehensive loss					(20,528)	(20,528)
Dividends declared ($0.86 per share)				(52,992)		(52,992)
Share-based compensation expense, exercises and other	818	1,636	11,836			13,472
Balance, December 31, 2018	62,294	124,588	238,773	200,670	(45,612)	518,419
Net loss				(62,371)		(62,371)
Other comprehensive loss					(7,095)	(7,095)
Dividends declared ($0.01 per share)				(525)		(525)
Share-based compensation expense, exercises and other	549	1,098	12,628			13,726
Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us or our), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers and manufacturers across the continuum of care. Our teammates serve healthcare industry customers in over 70 countries, by producing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance.
Basis of Presentation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls, in conformity with U.S generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
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
Cash, Cash Equivalents and Restricted Cash. Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash represents $16.3 million held in an escrow account as of December 31, 2019 as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
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

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$67,030	$66,308
Restricted cash included in Other assets, net	16,261	—
Cash of discontinued operations	1,396	37,059
Total cash, cash equivalents and restricted cash	$84,687	$103,367

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
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are three to 15 years for machinery and equipment, five to 40 years for buildings, and up to fifteen years for leasehold and land improvements. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale.
Leases. We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 10 years. Certain leases include renewal options, generally for one to five-year increments. The exercise of lease renewal options is at our sole discretion. We include options to renew (or terminate) in our lease term, and as part of our right-of-use assets and lease liabilities, when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 10 years. Leases with a term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of unpaid lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. We use the implicit rate when readily determinable. The right-of-use assets also include adjustments for any lease payments made and lease incentives received.
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
Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts, non-competition agreements, trademarks, and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Customer relationships are generally amortized over three to 15 years and other intangible assets are amortized generally for periods between one and 15 years, based on their pattern of economic benefit or on a straight-line basis. We suspend amortization on assets that are held for sale.

Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and ten years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2019 and 2018 was $43.6 million and $46.9 million, respectively. Depreciation and amortization expense includes $9.3 million and $9.5 million of software amortization for the years ended December 31, 2019 and 2018, respectively. Implementation costs incurred for a cloud computing arrangement that is considered a service contract (software as a service or SaaS) are expensed as incurred.
Long-Lived Assets. Long-lived assets, which include property and equipment, finite-lived intangible assets, right-of-use assets, and unamortized software costs, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. We assess long-lived assets for potential impairment by comparing the carrying value of an asset, or group of related assets, to their estimated undiscounted future cash flows. We suspend depreciation and amortization on assets that are held for sale.
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain an accrual for rebates or discounts that have been earned but are unpaid. The amount accrued for rebates and discounts due to customers was $49.5 million at December 31, 2019 and $44.2 million at December 31, 2018.
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

In most cases, we record revenue gross, as we are the primary obligor in the arrangement and we obtain control of the products before they are transferred to the customer. When we act as an agent in a sales arrangement and do not bear a significant portion of inventory risks, primarily for our outsourced logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.
See Note 21 for disaggregation of revenue by segment and geography as we believe that best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
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
In situations where we act as an agent in a sales arrangement and do not bear a significant portion of these risks, primarily for our outsourced logistics business, there is no cost of goods sold and all costs to provide the service to the customer are recorded in distribution, selling and administrative expenses.
As a result of different practices of categorizing costs and different business models throughout our industry, our gross margins may not necessarily be comparable to other companies in our industry.
Distribution, Selling and Administrative (DS&A) Expenses. DS&A expenses include shipping and handling costs, labor, depreciation, amortization and other costs for selling and administrative functions and all costs associated with our fee-for-service arrangements.
Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses on the consolidated statements of operations and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $422.3 million and $563.4 million for the years ended December 31, 2019 and 2018, respectively.
Share-Based Compensation. We account for share-based payments to employees at fair value and recognize the related expense in distribution, selling and administrative expenses over the service period for awards expected to vest.
Derivative Financial Instruments. We are directly and indirectly affected by changes in certain market conditions, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks, primarily foreign currency exchange risk and interest rate risk. We use forward contracts, which are agreements to buy or sell a quantity at a predetermined future date and at a predetermined rate or price, and interest rate swaps. We enter into derivative transactions that we believe will be highly effective at offsetting the underlying risk and do not enter into derivative financial instruments for trading purposes.
All derivatives are carried at fair value in our consolidated balance sheets. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we record the change in fair value of the derivative instrument in our financial statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings. We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. The cash flow impact of the derivative instruments is primarily included in our consolidated statements of cash flows in net cash provided by operating activities.

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
We earn a portion of our operating income in foreign jurisdictions outside the United States. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of December 31, 2019. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2020 for all our foreign subsidiaries. Our policy election for GILTI is that we will record such taxes as a current period expense once incurred and will follow the tax law ordering approach.
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
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of restricted cash also approximates fair value due to its nature. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 11 for the fair value of debt. The fair value of interest rate swaps and foreign currency contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 14 for the fair value of derivatives.
Acquisition-Related and Exit and Realignment Charges. We present costs incurred in connection with acquisitions in acquisition-related and exit and realignment charges in our consolidated statements of operations. Acquisition-related charges consist primarily of transaction costs incurred to perform due diligence and to analyze, negotiate and consummate an acquisition, costs to perform post-closing activities to establish the organizational structure, and costs to transition the acquired company’s information technology and other operations and administrative functions from the former owner.
Exit and realignment charges consist of costs associated with optimizing our operations which include the closure and consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses. These charges also include costs related to our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. The current portion of contractual termination costs are included in other current liabilities on the consolidated balance sheets, and the non-current portion is included in other liabilities. Severance benefits are recorded when payment is considered probable and reasonably estimable.
Income (Loss) Per Share. Basic and diluted income (loss) per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing non-forfeitable rights to dividends are participating securities.

Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues, cost of goods sold and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of operations and were not material to our consolidated results of operations in 2019 and 2018.
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Discontinued Operations: The Movianto business represents a component that met accounting requirements to be classified as discontinued operations and held for sale. In accordance with GAAP, the financial position and results of operations of the Movianto business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. See Note 3 for additional information regarding discontinued operations.
Recent Accounting Pronouncements. During 2019, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. We adopted ASU No. 2016-02 in the first quarter of 2019. We elected to use the adoption date as our date of initial application and thus have not restated comparative prior periods. See Note 9 for additional information.

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

On February 14, 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows companies to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act (the Act) from accumulated other comprehensive income (loss) to retained earnings. ASU No. 2018-02 was effective for the Company on January 1, 2019 and we elected not to reclassify income tax effects due to the Act from accumulated other comprehensive loss to retained earnings on the consolidated balance sheet in the period of adoption.

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
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2019:

On June 16, 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements and related disclosures. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU No. 2016-13.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. ASU No. 2018-13 is generally required to be applied retrospectively to all periods presented upon their effective date with the exception of certain amendments, which should be applied prospectively to the most recent interim or annual period presented in the year of adoption. We do not expect this ASU to have a material impact on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and we do not expect this to have a material impact on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.
Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2019 and 2018, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our net revenue annually: Vizient—37% to 40%; Premier—19% to 21%; and HPG—13% to 14%.
In 2019 and 2018, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue.
Note 3—Discontinued Operations
On January 16, 2020, we announced our intention to sell our European logistics business, Movianto, to EHDH Holding Group (EHDH), a privately held French company, for cash consideration of $133 million. The Company concluded that the Movianto business met the criteria for discontinued operations as of December 31, 2019, as the intention to sell represented a strategic shift and the criteria for held-for-sale were met. Movianto was previously reported in the Global Solutions segment. The transaction is expected to close in the first half of 2020.

Accordingly, the results of operations from our Movianto business are reported in the accompanying consolidated statements of operations as “Loss from discontinued operations, net of tax” for the years ended December 31, 2019 and 2018, and the related assets and liabilities are classified as held-for-sale as of December 31, 2019 and 2018 in the accompanying balance sheets. We recognized a loss of $32.1 million in connection with the classification of the related assets and liabilities as held-for-sale.

The following table summarizes the financial results of our discontinued operations for the years ended December 31, 2019 and 2018:

Year ended December 31,	2019	2018
Net revenue	$439,104	$420,516
Cost of goods sold	106,896	124,079
Gross margin	332,208	296,437
Distribution, selling, and administrative expenses	330,737	305,118
Asset impairment charges	32,112	25,668
Acquisition-related and exit and realignment charges	2,856	3,099
Other operating expense (income), net	(1,325)	(1,385)
Operating loss	(32,172)	(36,063)
Interest expense, net	6,752	6,039
Loss from discontinued operations before income taxes	(38,924)	(42,102)
Income tax provision from discontinued operations	863	245
Loss from discontinued operations, net of taxes	$(39,787)	$(42,347)

The assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheets at December 31, 2019 and 2018, are as follows:

December 31,	2019	2018
Assets of discontinued operations
Cash and cash equivalents	$1,396	$37,059
Accounts receivable, net	78,643	66,731
Merchandise inventories	16,058	16,377
Other current assets	188,853	199,763
Current assets of discontinued operations	284,950	319,930
Property and equipment, net	65,710	62,780
Intangible assets, net	6,579	7,589
Other assets, net	27,431	28,092
Operating lease assets	87,425	—
Valuation allowance on disposal group classified as held for sale	(32,112)	—
Total assets of discontinued operations	$439,983	$418,391
Liabilities of discontinued operations
Accounts payable	$53,981	$44,392
Other current liabilities	182,980	145,134
Current liabilities of discontinued operations	236,961	189,526
Long-term debt, excluding current portion	5,523	2,664
Operating lease liabilities, excluding current portion	76,270	—
Other liabilities	4,757	4,234
Total liabilities of discontinued operations	$323,511	$196,424

Assets and liabilities held for sale as of December 31, 2019 are classified as current since we expect the divestiture to be completed within one year of the balance sheet date. In the prior year, the assets and liabilities held for sale are classified separately as current or noncurrent because the noncurrent assets and liabilities did not meet the criteria for current classification as of December 31, 2018.

The following table provides operating and investing cash flow information for our discontinued operations:

Year ended December 31,	2019	2018
Operating Activities:
Depreciation and amortization	$17,111	$18,527
Asset impairment charges	32,112	25,668
Investing Activities:
Capital expenditures	(18,952)	(11,805)

Note 4—Acquisition
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

	Preliminary Fair Value Originally Estimated as of Acquisition Date (1)	Differences Between Prior and Current Period Preliminary Fair Value Estimate	Fair Value as of Acquisition Date
Assets acquired:
Current assets	$330,870	$—	$330,870
Goodwill	130,217	(23,877)	106,340
Intangible assets	191,230	13,000	204,230
Other noncurrent assets	218,387	5,616	224,003
Total assets	870,704	(5,261)	865,443
Liabilities assumed:
Current liabilities	92,438	(12,428)	80,010
Noncurrent liabilities	20,217	7,167	27,384
Total liabilities	112,655	(5,261)	107,394
Fair value of net assets acquired, net of cash	$758,049	$—	$758,049

(1) As previously reported in our 2018 Form 10-K.
We are amortizing the fair value of acquired intangible assets, primarily customer relationships, a trade name and other intellectual property, over their estimated weighted average useful lives of eight to 12 years.
Goodwill of $106 million, which we assigned to our Global Products segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the medical products segment. None of the goodwill recognized is expected to be deductible for income tax purposes.
The unaudited pro forma results of net revenue for the year ended December 31, 2018 as if Halyard S&IP was acquired on January 1, 2018 was $9.7 billion. The pro forma results of net income (loss) and net income (loss) per common share are not presented because the effects were not material to our historic consolidated financial statements. Accordingly, the pro forma results are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.
Acquisition-related expenses in 2019 and 2018 consisted primarily of transition and transaction costs for the Halyard transaction. We recognized pre-tax acquisition-related expenses of $15.7 million and $45.3 million for the years ended December 31, 2019 and 2018.
Note 5—Accounts Receivable, Net
Allowances for losses on accounts receivable of $21.0 million and $19.2 million have been applied as reductions of accounts receivable at December 31, 2019 and 2018. Write-offs of accounts receivable were $1.1 million and $2.8 million for 2019 and 2018.
Note 6—Merchandise Inventories
At December 31, 2019 and 2018 we had inventory of $1,146 million and $1,274 million, of which $866.8 million and $1,023.1 million were valued under LIFO. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $154.7 million and $146.5 million as of December 31, 2019 and 2018. At December 31, 2019 and 2018, included in our inventory was $37.4 million and $43.8 million in raw materials, $61.8 million and $67.3 million in work in process and the remainder was finished goods.
Note 7—Property and Equipment
Property and equipment consists of the following:

December 31,	2019	2018
Land and land improvements	$22,269	$20,951
Buildings and leasehold improvements	156,184	152,756
Machinery and equipment	371,324	342,422
Construction in progress	11,368	13,556
Property and equipment, gross	561,145	529,685
Accumulated depreciation and amortization	(245,718)	(205,742)
Property and equipment, net	$315,427	$323,943

Depreciation expense for property and equipment and assets under finance leases was $43.5 million and $29.1 million for the years ended December 31, 2019 and 2018, respectively.
Note 8—Goodwill and Intangible Assets
As of October 1, 2019, we performed our annual impairment test and concluded that there were no impairments of goodwill as the estimated fair value of each reporting unit exceeded its carrying value.
In 2018, as a result of a decline in market capitalization of the company, and lower than projected financial results of certain reporting units due to customer losses and operational inefficiencies, which caused us to revise our expectations with regard to future performance, we determined there were indicators present that would require an interim impairment analysis.
During 2018, we performed goodwill impairment tests and concluded that the fair values for certain reporting units were below their carrying amounts. The amount by which the carrying values of the impaired reporting units' goodwill exceeded their fair values was $180.2 million within our Global Solutions segment and $217.5 million within our Global Products segment, which were recognized as an impairment losses for the year ended December 31, 2018.
We recorded these amounts in “Goodwill and intangible asset impairment charges” in our 2018 consolidated statement of operations.
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2019:

	Global Solutions	Global Products	Consolidated

Carrying amount of goodwill, January 1, 2018	$469,013	$217,951	$686,964
Currency translation adjustments	—	(637)	(637)
Acquisitions (see Note 4)	(4,933)	130,364	125,431
Carrying amount of goodwill, December 31, 2018	464,080	347,678	811,758
Accumulated goodwill impairment, January 1, 2018	—	—	—
Goodwill impairment charge	(180,175)	(217,461)	(397,636)
Accumulated goodwill impairment, December 31, 2018	(180,175)	(217,461)	(397,636)
Net carrying amount of goodwill, December 31, 2018	283,905	130,217	414,122
Currency translation adjustments	—	2,936	2,936
Acquisition (see Note 4)	—	(23,877)	(23,877)
Net carrying amount of goodwill, December 31, 2019	$283,905	$109,276	$393,181

Intangible assets at December 31, 2019 and 2018 were as follows:

	2019			2018
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$270,693	$90,000	$43,055	$251,557	$97,000	$40,285
Accumulated amortization	(92,947)	(16,520)	(9,263)	(62,283)	(8,543)	(3,841)
Net intangible assets	$177,746	$73,480	$33,792	$189,274	$88,457	$36,444
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

During 2018, we noted impairment indicators related to our intangible assets. We performed impairment tests for the asset groups to which our intangible assets are assigned and based on the projected undiscounted future cash flows, we recorded an impairment charge of $16.5 million related to a write-off of customer relationships for the year ended December 31, 2018. We recorded this amount in “Goodwill and intangible asset impairment charges” in our accompanying consolidated statements of operations.
At December 31, 2019 and 2018, $80.7 million and $99.2 million in net intangible assets were held in the Global Solutions segment and $204.3 million and $214.9 million were held in the Global Products segment, respectively. Amortization expense for intangible assets was $44.0 million for 2019 and $35.1 million for 2018.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $41.5 million for 2020, $39.8 million for 2021, $38.9 million for 2022, $38.7 million for 2023 and $33.9 million for 2024.
Note 9—Leases
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

The components of lease expense were as follows:

	Classification	Year Ended December 31, 2019
Operating lease cost	DS&A Expenses	$53,588
Finance lease cost:
Amortization of lease assets	DS&A Expenses	1,322
Interest on lease liabilities	Interest expense, net	1,189
Total finance lease cost		$2,511
Short-term lease cost	DS&A Expenses	348
Variable lease cost	DS&A Expenses	16,415
Total lease cost		$72,862

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred. Rent expense for all operating leases for the year ended December 31, 2018 was $56.1 million.

Supplemental balance sheet information is as follows:

	Classification	As of December 31, 2019
Assets:
Operating lease assets	Operating lease assets	$142,219
Finance lease assets	Property and equipment, net	7,948
Total lease assets		$150,167
Liabilities:
Current
Operating	Other current liabilities	$31,568
Finance	Other current liabilities	1,014
Noncurrent
Operating	Operating lease liabilities, excluding current portion	117,080
Finance	Long-term debt, excluding current portion	11,692
Total lease liabilities		$161,354

The gross value recorded under finance leases was $15.9 million and $26.2 million with associated accumulated depreciation of $8.0 million and $14.8 million as of December 31, 2019 and 2018, respectively.

Other information related to leases was as follows:

Year Ended December 31, 2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$54,300
Financing cash flows from finance leases	$1,205

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$33,933

Weighted average remaining lease term (years)
Operating leases	5.1
Finance leases	8.8

Weighted average discount rate
Operating leases	11.9%
Finance leases	9.7%

Maturities of lease liabilities as of December 31, 2019 were as follows:

	Operating Leases	Finance Leases	Total
2020	$46,658	$2,139	$48,797
2021	43,689	2,024	45,713
2022	32,381	1,955	34,336
2023	25,314	1,910	27,224
2024	19,059	1,890	20,949
Thereafter	33,675	8,408	42,083
Total lease payments	200,776	18,326	219,102
Less: Interest	(52,128)	(5,620)	(57,748)
Present value of lease liabilities	$148,648	$12,706	$161,354

Note 10—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the years ended December 31, 2019 and 2018 were as follows:

Year ended December 31,	2019	2018
Global Solutions	$9,133	$13,932
Global Products	5,264	133
Total exit and realignment charges	$14,397	$14,065

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2019:

Total(1)
Accrued exit and realignment charges, January 1, 2018	$10,668
Provision for exit and realignment activities:
Severance	7,988
Information system restructuring costs	2,802
Other	3,383
Change in estimate	(108)
Cash payments	(17,256)
Accrued exit and realignment charges, December 31, 2018	7,477
Provision for exit and realignment activities:
Severance	6,008
Information system restructuring costs	2,531
Other	5,985
Change in estimate	(127)
Cash payments	(13,712)
Accrued exit and realignment charges, December 31, 2019	$8,162

(1) The accrued exit and realignment costs at December 31, 2019 and 2018 related primarily to information system restructuring costs and severance.
We do not expect significant additional costs in 2020 for activities that were initiated through December 31, 2019; however, we anticipate new actions will be taken in 2020.
Note 11—Debt
Debt consists of the following:

	2019		2018
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, $238 million par value, maturing September 2021	$236,234	$229,356	$273,577	$207,001
4.375% Senior Notes, $275 million par value, maturing December 2024	273,978	212,086	272,972	174,859
Term Loan A-1	206,521	209,375	231,847	231,847
Term Loan A-2	170,899	173,675	190,575	190,575
Term Loan B	480,337	442,217	483,327	385,284
Revolver	177,900	177,900	210,100	210,100
Finance leases and other	13,783	13,783	14,208	14,208
Total debt	1,559,652	1,458,392	1,676,606	1,413,874
Less current maturities	(51,237)	(51,237)	(28,688)	(28,688)
Long-term debt	$1,508,415	$1,407,155	$1,647,918	$1,385,186

We have $238 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. We used $36.2 million of cash to repurchase $37.3 million aggregate principal amount of the 2021 Notes during 2019.
As of December 31, 2019, we had a Credit Agreement (amended February 2019) with a borrowing capacity of $400 million and $858 million in outstanding term loans. In connection with the 2018 Halyard S&IP acquisition, we amended our Credit Agreement to include, among others things, an additional $195.8 million Term A-2 loan and $500 million Term B loan. The revolving credit facility and Term A loans mature in July 2022 and the Term B loan matures in April 2025.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (“the Secured Parties") including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 65% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loan. If as of the date that is 91 days prior to the maturity date of our 2021 Notes all outstanding amounts under the 2021 Notes have not been paid in full, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility and the Term A loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if as of the date 91 days prior to the maturity date of our 2024 Notes, all outstanding amounts under the 2024 Notes have not been paid in full, the Termination Date of the Term B loan shall be the date that is 91 prior to the maturity date of the 2024 Notes.
We make principal payments under the term loans on a quarterly basis with the remaining outstanding principal due upon maturity. The interest rate on our revolving credit facility and Term A loans, which is subject to adjustment quarterly, is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our EBITDA ratio as defined by the Credit Agreement. Our credit spread at December 31, 2019 was the Eurocurrency Rate plus 3.50%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement limit the amount of indebtedness that we may incur and require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
At December 31, 2019 and 2018, we had letters of credit of $11.7 million and $15.2 million, respectively, outstanding under the Credit Agreement. We also had letters of credit and bank guarantees outstanding for $1.5 million as of

December 31, 2019 and $4.4 million as of December 31, 2018, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
As of December 31, 2019, scheduled future principal payments of debt were $49.6 million in 2020, $287.4 million in 2021, $476.7 million in 2022, $5.0 million in 2023, $280.0 million in 2024, and $468.8 million thereafter.
In February of 2020 we amended our Credit Agreement. Please see Note 23 for further information.
The Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at December 31, 2019.
Note 12—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2019 approximately 1.4 million common shares were available for issuance under the Plan.
Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and generally have a total performance and vesting period of three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2019 or 2018.
We recognize the fair value of stock-based compensation awards, which is based upon the market price of the underlying common stock at the grant date, on a straight-line basis over the estimated requisite service period, which may be based on a service condition, a performance condition, a market condition, or any combination of these. The fair value of performance shares as of the date of grant is estimated assuming that performance goals will be achieved at target levels. If such goals are not probable of being met, or are probable of being met at different levels, recognized compensation cost is adjusted to reflect the change in estimated fair value of restricted stock to be issued at the end of the performance period.
Total share-based compensation expense for December 31, 2019 and 2018 was $15.2 million and $16.0 million, with recognized tax benefits of $4.0 million and $4.1 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $18.1 million at December 31, 2019. This amount is expected to be recognized over a weighted-average period of 1.9 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2019 was $1.7 million and will be recognized primarily in 2020 if the related performance targets are met.
The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2019 and 2018:

	2019		2018
	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share
Nonvested awards at beginning of year	2,585	$19.94	1,760	$31.88
Granted	3,624	5.29	2,249	15.34
Vested	(729)	18.90	(615)	31.60
Forfeited	(965)	11.86	(809)	22.59
Nonvested awards at end of year	4,515	9.69	2,585	19.94

The total fair value of restricted stock vesting during the years ended December 31, 2019 and 2018 was $13.8 million and $19.5 million.
Note 13—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time employees in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each employee’s contribution. The plan also provides for a discretionary contribution by us to the plan for all eligible employees of 1% of their salary, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $10.5 million and $10.7 million of expense related to this plan in 2019 and 2018. We also maintain defined contribution plans in some of the European countries in which we operate. Expenses related to these plans were not material in 2019 and 2018.
U.S. Retirement Plans. We have a noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). In February 2012, our Board of Directors amended the U.S. Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.

The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2019	2018
Change in benefit obligation
Benefit obligation, beginning of year	$48,163	$53,274
Interest cost	1,858	1,674
Actuarial (gain) loss	7,075	(3,207)
Benefits paid	(3,494)	(3,578)
Benefit obligation, end of year	$53,602	$48,163
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,494	3,578
Benefits paid	(3,494)	(3,578)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(53,602)	$(48,163)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(3,929)	$(3,410)
Other liabilities	(49,672)	(44,752)
Accumulated other comprehensive loss	19,732	13,722
Net amount recognized	$(33,869)	$(34,440)
Accumulated benefit obligation	$53,602	$48,163
Weighted average assumptions used to determine benefit obligation
Discount rate	2.75%	4.00%
Rate of increase in compensation levels	N/A	N/A

Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2019 and 2018. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.
The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

Year ended December 31,	2019	2018
Interest cost	$1,858	$1,674
Recognized net actuarial loss	1,065	2,091
Net periodic benefit cost	$2,923	$3,765
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.00%	3.25%
Rate of increase in future compensation levels	N/A	N/A

Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.9 million of the net actuarial loss reported in the following table as of December 31, 2019, as a component of net periodic benefit cost during 2020.

Year ended December 31,	2019	2018
Net actuarial loss	$(19,732)	$(13,722)
Deferred tax benefit	7,866	5,562
Amounts included in accumulated other comprehensive loss, net of tax	$(11,866)	$(8,160)

As of December 31, 2019, the expected benefit payments required for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2020	$3,901
2021	3,734
2022	3,584
2023	3,436
2024	3,279
2025-2029	14,045

International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective employees. As of December 31, 2019 and 2018, the accumulated benefit obligation under these plans was $7.3 million and $7.2 million. We recorded $1.0 million in net periodic benefit cost in Other expense, net for the year ended December 31, 2019 and $1.0 million for the year ended December 31, 2018.
Note 14—Derivatives
We are directly and indirectly affected by changes in foreign currency, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.
We use a layered hedging program to hedge select anticipated foreign currency cash flows to reduce volatility in cash flows. We account for the designated foreign exchange forward contracts as cash flow hedges. These foreign exchange forward contracts, the remaining of which expired during 2019, generally had maturities up to 12 months and the counterparties to the transactions were typically large international financial institutions.
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
We pay interest under our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreements are included in interest expense.
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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$17,436
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2018:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$6,875
Foreign currency contracts	$25,592	January 2019 - December 2019	Other assets, net	$20	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$32,683	January 2019 - April 2019	Other assets, net	$—	Other liabilities	$198

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2019:

	Amount of Loss Recognized in Other Comprehensive Loss	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$(12,983)	Interest expense, net	$(98,113)	$(2,423)
Foreign currency contracts	$(28)	Cost of goods sold	$(8,082,448)	$517

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.
For the year ended December 31, 2019 we recognized a gain of $1.0 million associated with our economic (non-designated) foreign currency contracts. For the year ended December 31, 2018, we recognized a loss of $1.6 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment on the foreign currency denominated asset or liability in acquisition-related and exit and realignment charges for contracts assumed with the Halyard acquisition and in other operating expense, net for all other foreign exchange contracts.
For the year ended December 31, 2019, we reclassified $2.4 million associated with our interest rate swaps and $0.5 million associated with our foreign currency contracts out of accumulated other comprehensive loss. For the year ended December 31, 2018, we reclassified $1.0 million associated with our interest rate swaps and $0.1 million associated with our foreign currency contracts out of accumulated other comprehensive loss.

Note 15—Income Taxes

The components of loss before income taxes consist of the following:

Year ended December 31,	2019	2018
Income (loss) before income taxes:
U.S.	$(32,953)	$(419,964)
Foreign	4,234	(7,130)
Loss before income taxes	$(28,719)	$(427,094)
The income tax provision (benefit) consists of the following:

Year ended December 31,	2019	2018
Current tax provision (benefit):
Federal	$2,501	$(7,991)
State	197	1,901
Foreign	8,569	8,798
Total current tax provision	11,267	2,708
Deferred tax benefit:
Federal	(6,150)	(23,956)
State	(1,575)	(7,640)
Foreign	(9,677)	(3,541)
Total deferred tax benefit	(17,402)	(35,137)
Total income tax benefit	$(6,135)	$(32,429)
A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2019	2018
Federal statutory rate	21.0%	21.0%
Increases (decreases) in the rate resulting from:
State income taxes, net of federal income tax impact	6.6%	1.5%
Foreign income taxes	(3.7)%	(0.1)%
Valuation allowance	(1.4)%	—%
Research and development credit	9.8%	0.2%
Uncertain tax positions	(5.0)%	0.2%
Tax Reform and other prior period adjustments	—%	0.4%
Restricted stock vestings	(6.7)%	(0.2)%
Goodwill and intangible asset impairment charges	—%	(14.2)%
Other	0.8%	(1.2)%
Effective income tax rate	21.4%	7.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2019	2018
Deferred tax assets:
Employee benefit plans	$26,401	$24,733
Accrued liabilities not currently deductible	24,441	25,659
Finance charges	2,678	2,661
Lease liabilities	42,077	3,694
Allowance for losses on accounts receivable	4,157	3,890
Net operating loss carryforwards	8,394	9,098
Goodwill	—	1,048
Outside basis difference	12,408	—
Interest limitation	12,905	4,473
Derivatives	5,057	1,788
Other	10,611	7,797
Total deferred tax assets	149,129	84,841
Less: valuation allowances	(14,282)	(1,473)
Net deferred tax assets	134,847	83,368
Deferred tax liabilities:
Merchandise inventories	42,872	44,015
Goodwill	296	—
Property and equipment	32,689	37,443
Right-of-use assets	39,043	—
Computer software	9,032	10,177
Insurance	1,082	767
Intangible assets	35,451	29,414
Withholding tax liabilities	6,965	7,963
Other	697	342
Total deferred tax liabilities	168,127	130,121
Net deferred tax liability	$(33,280)	$(46,753)

The valuation allowances relate to deferred tax assets in various state and non-U.S. jurisdictions. Based on management’s judgments using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2019.
The valuation allowances primarily relate to deferred tax assets recorded on an outside basis difference, representing the difference between the book and tax bases of our Movianto foreign subsidiaries. The valuation allowances also relate to net operating loss carryforwards in state jurisdictions which have various expiration dates ranging from five years to an unlimited carryforward period. As of December 31, 2019, the U.S. federal net operating loss was $17.4 million, which has an unlimited carryforward period.
Cash payments for income taxes, including interest, for 2019 and 2018 were $18.1 million and $28.9 million, respectively. Cash tax refunds received for 2019 and 2018 were $24.3 million and $9.8 million, respectively.

At December 31, 2019 and 2018, the liability for unrecognized tax benefits was $11.5 million and $9.6 million, respectively. A reconciliation of the changes in unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2019	2018
Unrecognized tax benefits at January 1,	$9,568	$13,585
Increases for positions taken during current period	394	1,035
Increases for positions taken during prior periods	1,629	29
Decreases for positions taken during prior periods	—	(142)
Lapse of statute of limitations	(71)	(4,939)
Unrecognized tax benefits at December 31,	$11,520	$9,568

Included in the liability for unrecognized tax benefits at December 31, 2019 and 2018, were $3.1 million and $1.9 million, respectively, of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $8.4 million and $7.7 million at December 31, 2019 and 2018, respectively, would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2019 and 2018 was $1.3 million and $0.6 million, respectively. The amounts recognized in interest expense for the years ended December 31, 2019 and 2018 were $0.7 million and less than $0.1 million, respectively. There were no penalties accrued at December 31, 2019 and 2018 or recognized in 2019 and 2018.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2015, 2016, 2017 and 2018 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2016 through 2018; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017, and for all income tax liabilities incurred by the Halyard foreign entities located in Thailand, Mexico, and Honduras prior to its acquisition on April 30, 2018.
Note 16—Net Loss per Common Share
The following table summarizes the calculation of net loss per share attributable to common shareholders for the years ended December 31, 2019 and 2018:

Year ended December 31,	2019	2018
Weighted average shares outstanding - basic and diluted	60,574	60,014

Loss from continuing operations	$(22,584)	$(394,665)
Basic and diluted per share	$(0.37)	$(6.58)

Loss from discontinued operations	$(39,787)	(42,347)
Basic and diluted per share	$(0.66)	$(0.70)

Net loss	$(62,371)	$(437,012)
Basic and diluted per share	$(1.03)	$(7.28)

Note 17—Shareholders’ Equity
In October 2016, our Board of Directors authorized a three-year share repurchase program of up to $100 million of the company’s outstanding common stock to be executed at the discretion of management over a three-year period. The authorization took effect in December 2016 upon the completion of the previous authorization and ended in December 2019.
We did not repurchase any shares during the years ended December 31, 2019 and 2018.
Note 18—Accumulated Other Comprehensive Loss
The following tables show the changes in accumulated other comprehensive loss by component for the years ended December 31, 2019 and 2018:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	(10,040)	7,250	(13,011)	(15,801)
Income tax	2,610	—	3,915	6,525
Other comprehensive income (loss) before reclassifications, net of tax	(7,430)	7,250	(9,096)	(9,276)
Amounts reclassified from accumulated other comprehensive income (loss)	1,196	—	1,906	3,102
Income tax	(311)	—	(610)	(921)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	885	—	1,296	2,181
Other comprehensive income (loss)	(6,545)	7,250	(7,800)	(7,095)
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive income (loss), December 31, 2017	$(12,066)	$(13,185)	$167	$(25,084)
Other comprehensive income (loss) before reclassifications	3,207	(19,366)	(7,867)	(24,026)
Income tax	(834)	—	2,099	1,265
Other comprehensive income (loss) before reclassifications, net of tax	2,373	(19,366)	(5,768)	(22,761)
Amounts reclassified from accumulated other comprehensive income (loss)	2,090	—	954	3,044
Income tax	(543)	—	(268)	(811)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	1,547	—	686	2,233
Other comprehensive income (loss)	3,920	(19,366)	(5,082)	(20,528)
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)

     We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net. For the years ended December 31, 2019 and 2018, we reclassified $1.2 million and $2.1 million, respectively, of actuarial net losses. For the year ended December 31, 2019, we reclassified $2.4 million associated with our interest rate swaps and $0.5 million associated with our foreign currency contracts out of accumulated other comprehensive loss. For the year ended December 31, 2018, we reclassified $1.0 million associated with our interest rate swaps and $0.1 million associated with our foreign currency contracts out of accumulated other comprehensive loss.
Note 19—Commitments and Contingencies
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

We pay scheduled fees under the agreement, which can vary based on changes in the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $28.9 million in 2020, and $25.4 million in 2021.
In 2018, we transitioned the management of our U.S. private fleet transportation and drivers to a third party company, which provides a robust technology platform that includes customer tracking and additional delivery capabilities.  Under this contractual commitment, we pay scheduled fees which can vary based on changes in the level of support required. Assuming no early termination of this contract, our estimated remaining annual obligations under this agreement are $2.3 million in 2020, $2.3 million in 2021, $2.3 million in 2022, $2.3 million in 2023, and $2.1 million in 2024. In addition to these fixed annual obligations disclosed herein, we are also contractually obligated to reimburse the third party company for variable costs including, but not limited to, vehicle costs, driver wages and fringe benefits, fuel, and insurance premiums.
Note 20—Legal Proceedings
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2019 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.
Note 21—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Global Solutions and Global Products. The Global Solutions segment includes our United States distribution, outsourced logistics and value-added services business. Global Products manufactures and sources medical surgical products through our production and kitting operations. The Halyard S&IP business, acquired on April 30, 2018, is a part of Global Products.
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

The following tables present financial information by segment:

Year ended December 31,	2019	2018
Net revenue:
Segment net revenue
Global Solutions	$8,243,867	$8,767,549
Global Products	1,433,977	1,111,322
Total segment net revenue	9,677,844	9,878,871
Inter-segment net revenue
Global Products	(466,905)	(460,679)
Total inter-segment net revenue	(466,905)	(460,679)
Consolidated net revenue	$9,210,939	$9,418,192

Operating income (loss):
Global Solutions	$83,592	$108,761
Global Products	65,054	75,688
Inter-segment eliminations	45	(3,014)
Goodwill and intangible asset impairment charges	—	(413,945)
Intangible amortization	(44,009)	(35,132)
Acquisition-related and exit and realignment charges	(30,050)	(59,101)
Other (1)	(1,481)	(25,603)
Consolidated operating income (loss)	$73,151	$(352,346)

Depreciation and amortization:
Global Solutions	$42,444	$45,182
Global Products	54,302	38,217
Discontinued operations	19,932	18,528
Consolidated depreciation and amortization	$116,678	$101,927

Capital expenditures:
Global Solutions	$10,987	$38,169
Global Products	22,289	16,161
Discontinued operations	18,952	11,355
Consolidated capital expenditures	$52,228	$65,685

(1) 2019 and 2018 included interest cost and net actuarial losses related to the U.S. Retirement Plan as well as software as a service (Saas) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy. 2018 also includes the incremental charge to cost of goods sold from purchase accounting impacts related to the sale of acquired inventory that was written up to fair value.

December 31,	2019	2018
Total assets:
Global Solutions	$2,205,134	$2,237,427
Global Products	930,937	1,051,662
Segment assets	3,136,071	3,289,089
Discontinued operations	439,983	418,391
Cash and cash equivalents	67,030	66,308
Consolidated total assets	$3,643,084	$3,773,788

The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Year ended December 31,	2019	2018
Net revenue:
United States	$8,871,599	$9,261,149
International	339,340	157,043
Consolidated net revenue	$9,210,939	$9,418,192

December 31,	2019	2018
Long-lived assets:
United States	$632,643	$582,667
International	153,604	193,322
Consolidated long-lived assets	$786,247	$775,989

Note 22—Condensed Consolidating Financial Information
The following tables present condensed consolidating financial information for: Owens & Minor, Inc. (O&M); the guarantors of Owens & Minor, Inc.’s 2021 Notes and 2024 Notes, on a combined basis; and the non-guarantor subsidiaries of the 2021 Notes and 2024 Notes, on a combined basis. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several, and we believe the condensed consolidating financial information is more meaningful in understanding the financial position, results of operations and cash flows of the guarantor subsidiaries. The prior period has been recast for the change in guarantor structure as a result of the amended Credit Agreement.

Condensed Consolidating Financial Information

Year ended December 31, 2019	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net revenue	$—	$9,135,401	$956,217	$(880,679)	$9,210,939
Cost of goods sold	—	8,066,842	895,851	(880,245)	8,082,448
Gross margin	—	1,068,559	60,366	(434)	1,128,491
Distribution, selling and administrative expenses	(1,056)	909,263	118,549	(3,691)	1,023,065
Goodwill and intangible asset impairment charges	—	—	—	—	—
Acquisition-related and exit and realignment charges	—	24,757	5,293	—	30,050
Other operating (income) expense, net	(379)	56,434	(53,830)	—	2,225
Operating income (loss)	1,435	78,105	(9,646)	3,257	73,151
Interest expense, net	(67,483)	147,988	17,608	—	98,113
Other (income) expense, net	(1,173)	2,003	2,927	—	3,757
Income (loss) from continuing operations before income taxes	70,091	(71,886)	(30,181)	3,257	(28,719)
Income tax (benefit) provision	—	(5,207)	(928)	—	(6,135)
Equity in earnings (loss) of subsidiaries	(92,675)	(59,710)	—	152,385	—
Income (loss) from continuing operations	(22,584)	(126,389)	(29,253)	155,642	(22,584)
Income (loss) from discontinued operations, net of tax	—	—	(39,787)	—	(39,787)
Net income (loss)	(22,584)	(126,389)	(69,040)	155,642	(62,371)
Other comprehensive income (loss), net of tax	(7,095)	6,890	13,930	(20,820)	(7,095)
Comprehensive income (loss)	$(29,679)	$(119,499)	$(55,110)	$134,822	$(69,466)

Year ended December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Operations
Net revenue	$—	$9,420,326	$691,073	$(693,207)	$9,418,192
Cost of goods sold	—	8,418,859	618,834	(690,027)	8,347,666
Gross margin	—	1,001,467	72,239	(3,180)	1,070,526
Distribution, selling and administrative expenses	(4,242)	882,224	74,883	—	952,865
Goodwill and intangible asset impairment charges	—	180,006	233,939	—	413,945
Acquisition-related and exit and realignment charges	—	45,997	13,104	—	59,101
Other operating (income) expense, net	—	3,881	(6,920)	—	(3,039)
Operating income (loss)	4,242	(110,641)	(242,767)	(3,180)	(352,346)
Interest expense, net	21,896	58,265	(9,178)	—	70,983
Other (income) expense, net	3,765	—	—	—	3,765
Income (loss) from continuing operations before income taxes	(21,419)	(168,906)	(233,589)	(3,180)	(427,094)
Income tax (benefit) provision	(5,569)	(31,285)	4,425	—	(32,429)
Equity in earnings (loss) of subsidiaries	(421,162)	(90,771)	—	511,933	—
Income (loss) from continuing operations	(437,012)	(228,392)	(238,014)	508,753	(394,665)
Income (loss) from discontinued operations, net of tax	—	—	(42,347)	—	(42,347)
Net income (loss)	(437,012)	(228,392)	(280,361)	508,753	(437,012)
Other comprehensive income (loss), net of tax	(20,528)	(14,940)	(18,873)	33,813	(20,528)
Comprehensive income (loss)	$(457,540)	$(243,332)	$(299,234)	$542,566	$(457,540)

December 31, 2019	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$45,187	$3,011	$18,808	$24	$67,030
Accounts receivable, net	77	890,548	915,798	(1,131,717)	674,706
Merchandise inventories	—	973,529	177,853	(5,190)	1,146,192
Other current assets	180	69,761	78,319	(68,888)	79,372
Current assets of discontinued operations	—	—	439,983	—	439,983
Total current assets	45,444	1,936,849	1,630,761	(1,205,771)	2,407,283
Property and equipment, net	—	196,708	118,719	—	315,427
Operating lease assets, net	—	142,219	—	—	142,219
Goodwill, net	—	109,276	283,905	—	393,181
Intangible assets, net	—	198,392	86,626	—	285,018
Due from O&M and subsidiaries	—	—	—	—	—
Advances to and investments in consolidated subsidiaries	1,608,017	363,122	—	(1,971,139)	—
Other assets, net	5,948	824,349	27,750	(758,091)	99,956
Total assets	$1,659,409	$3,770,915	$2,147,761	$(3,935,001)	$3,643,084
Liabilities and equity
Current liabilities
Accounts payable	$—	$1,558,074	$391,386	$(1,141,425)	$808,035
Accrued payroll and related liabilities	—	38,755	14,829	—	53,584
Other current liabilities	4,403	235,955	93,243	(102,572)	231,029
Current liabilities of discontinued operations	—	—	323,511	—	323,511
Total current liabilities	4,403	1,832,784	822,969	(1,243,997)	1,416,159
Long-term debt, excluding current portion	688,110	809,565	10,740	—	1,508,415
Due to O&M and subsidiaries	487,306	80,093	786,382	(1,353,781)	—
Intercompany debt	—	816,785	752,105	(1,568,890)	—
Operating Lease Liabilities, excluding current portion	—	117,080	—	—	117,080
Deferred income taxes	—	—	40,550	—	40,550
Other liabilities	17,436	64,612	16,658	20	98,726
Total liabilities	1,197,255	3,720,919	2,429,404	(4,166,648)	3,180,930
Equity
Common stock	125,686	—	—	—	125,686
Paid-in capital	251,401	174,614	123,869	(298,483)	251,401
Retained earnings (deficit)	137,774	(88,615)	(388,676)	477,291	137,774
Accumulated other comprehensive income (loss)	(52,707)	(36,003)	(16,836)	52,839	(52,707)
Total equity	462,154	49,996	(281,643)	231,647	462,154
Total liabilities and equity	$1,659,409	$3,770,915	$2,147,761	$(3,935,001)	$3,643,084

Condensed Consolidating Financial Information

December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Balance Sheets
Assets
Current assets
Cash and cash equivalents	$37,254	$5,294	$23,760	$—	$66,308
Accounts receivable, net	—	804,638	415,944	(463,895)	756,687
Merchandise inventories	—	1,060,083	218,401	(4,758)	1,273,726
Other current assets	117	117,163	5,914	(1,268)	121,926
Current assets of discontinued operations	—	—	319,930	—	319,930
Total current assets	37,371	1,987,178	983,949	(469,921)	2,538,577
Property and equipment, net	—	201,055	122,888	—	323,943
Goodwill, net	—	414,122	—	—	414,122
Intangible assets, net	—	290,814	23,361	—	314,175
Due from O&M and subsidiaries	—	880,901	—	(880,901)	—
Advances to and investments in consolidated subsidiaries	1,697,191	93,278	—	(1,790,469)	—
Other assets, net	1,788	56,221	26,501	—	84,510
Other assets of discontinued operations	—	—	98,461	—	98,461
Total assets	$1,736,350	$3,923,569	$1,255,160	$(3,141,291)	$3,773,788
Liabilities and equity
Current liabilities
Accounts payable	$—	$1,190,283	$350,272	$(475,358)	$1,065,197
Accrued payroll and related liabilities	—	23,071	15,287	—	38,358
Other current liabilities	9,641	161,371	7,918	—	178,930
Current liabilities of discontinued operations	—	—	189,526	—	189,526
Total current liabilities	9,641	1,374,725	563,003	(475,358)	1,472,011
Long-term debt, excluding current portion	595,856	1,040,664	11,398	—	1,647,918
Due to O&M and subsidiaries	605,558	—	67,900	(673,458)	—
Intercompany debt	—	1,246,787	322,101	(1,568,888)	—
Deferred income taxes	—	29,288	21,564	—	50,852
Other liabilities	6,876	51,366	19,448	—	77,690
Other liabilities of discontinued operations	—	—	6,898	—	6,898
Total liabilities	1,217,931	3,742,830	1,012,312	(2,717,704)	3,255,369
Equity
Common stock	124,588	—	—	—	124,588
Paid-in capital	238,773	174,614	583,869	(758,483)	238,773
Retained earnings (deficit)	200,670	37,777	(319,636)	281,859	200,670
Accumulated other comprehensive income (loss)	(45,612)	(31,652)	(21,385)	53,037	(45,612)
Total equity	518,419	180,739	242,848	(423,587)	518,419
Total liabilities and equity	$1,736,350	$3,923,569	$1,255,160	$(3,141,291)	$3,773,788

Condensed Consolidating Financial Information

Year ended December 31, 2019	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$(22,584)	$(126,389)	$(69,040)	$155,642	$(62,371)
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	92,675	59,710	—	(152,385)	—
Depreciation and amortization	—	45,165	71,513	—	116,678
Share-based compensation expense	—	15,803	—	—	15,803
Impairment charges	—	—	32,112		32,112
Deferred income tax (benefit) expense	—	(7,725)	(9,677)	—	(17,402)
Provision for losses on accounts receivable	—	(45)	12,959	—	12,914
Change in operating right of use assets and lease liabilities	—	(226)	(2,373)	—	(2,599)
Changes in operating assets and liabilities:
Accounts receivable	(77)	(85,865)	(518,355)	667,823	63,526
Merchandise inventories	—	86,554	40,933	434	127,921
Accounts payable	—	367,791	62,645	(666,067)	(235,631)
Net change in other assets and liabilities	(243)	(709,524)	819,991	(5,423)	104,801
Other, net	1,297	4,566	4,470	—	10,333
Cash provided by (used for) operating activities	71,068	(350,185)	445,178	24	166,085
Investing activities:
Additions to property and equipment	—	(25,298)	(17,121)	—	(42,419)
Additions to computer software	—	(7,978)	(1,831)	—	(9,809)
Proceeds from sale of property and equipment	—	—	331	—	331
Cash used for investing activities	—	(33,276)	(18,621)	—	(51,897)
Financing activities:
Change in intercompany advances	(19,558)	465,972	(446,414)	—	—
Repayments from revolving credit facility	—	(32,200)	—	—	(32,200)
Repayment of debt	(37,311)	(48,281)	—	—	(85,592)
Financing costs paid	—	(4,313)	—	—	(4,313)
Cash dividends paid	(5,226)	—	—	—	(5,226)
Other, net	(1,040)	—	(1,826)	—	(2,866)
Cash (used for) provided by financing activities	(63,135)	381,178	(448,240)	—	(130,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2,671)	—	(2,671)
Net increase (decrease) in cash and cash, cash equivalents and restricted cash	7,933	(2,283)	(24,354)	24	(18,680)
Cash, cash equivalents and restricted cash at beginning of year	37,254	5,294	60,819	—	103,367
Cash, cash equivalents and restricted at end of year	$45,187	$3,011	$36,465	$24	$84,687

Year ended December 31, 2018	Owens & Minor, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Statements of Cash Flows
Operating activities:
Net income (loss)	$(437,012)	$(228,392)	$(280,361)	$508,753	$(437,012)
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Equity in earnings of subsidiaries	421,162	90,771	—	(511,933)	—
Intercompany dividend		30,000		(30,000)	—
Depreciation and amortization	—	45,096	56,831	—	101,927
Share-based compensation expense	—	16,376	—	—	16,376
Goodwill and intangible asset impairment charges	—	180,006	259,607	—	439,613
Provision for losses on accounts receivable	—	9,654	(224)	—	9,430
Deferred income tax (benefit) expense	—	(31,435)	(3,583)	—	(35,018)
Changes in operating assets and liabilities:
Accounts receivable	—	(113,989)	(332,056)	457,151	11,106
Merchandise inventories	—	81,330	(149,959)	3,178	(65,451)
Accounts payable	—	225,119	335,650	(468,590)	92,179
Net change in other assets and liabilities	2,355	(29,825)	(7,575)	11,441	(23,604)
Other, net	854	5,741	(552)	—	6,043
Cash provided by (used for) operating activities	(12,641)	280,452	(122,222)	(30,000)	115,589
Investing activities:
Acquisition, net of cash acquired	—	(751,834)	—	—	(751,834)
Additions to computer software and intangible assets	—	(15,076)	(5,736)	—	(20,812)
Additions to property and equipment	—	(33,245)	(11,628)	—	(44,873)
Proceeds from sale of property and equipment	—	1,429	261	—	1,690
Cash used for investing activities	—	(798,726)	(17,103)	—	(815,829)
Financing activities:
Change in intercompany advances	87,295	(242,609)	155,314	—	—
Intercompany dividend	—	—	(30,000)	30,000	—
Proceeds from issuance of debt	—	695,750	—	—	695,750
Proceed from revolving credit facility	—	105,500	—	—	105,500
Repayment of debt	—	(16,250)	—	—	(16,250)
Financing costs paid	—	(28,512)	—	—	(28,512)
Cash dividends paid	(48,200)	—	—	—	(48,200)
Other, net	(2,900)	(1,391)	(2,926)	—	(7,217)
Cash provided by financing activities	36,195	512,488	122,388	30,000	701,071
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,986)	—	(1,986)
Net increase (decrease) in cash and cash equivalents	23,554	(5,786)	(18,923)	—	(1,155)
Cash and cash equivalents at beginning of year	13,700	11,080	79,742	—	104,522
Cash and cash equivalents at end of year	$37,254	$5,294	$60,819	$—	$103,367

Note 23—Subsequent Events

On February 13, 2020, we entered into a Fifth Amendment to the Credit Agreement, dated as of July 27, 2017. The Fifth Amendment implements certain changes to the Credit Agreement, including modification to the leverage and interest coverage financial covenants; changes to certain negative covenants, including to increase the limit on accounts receivable securitization obligations to $350 million and to permit the use of asset sale proceeds from our previously announced intention to sell our Movianto business to repay our 2021 Notes; amendments to certain other affirmative and negative covenants in connection with the transactions; changes to increase the interest rate margin on revolving loans, swingline loans, term A loans, and the standby letter of credit fee from 3.50% to 4.25% with one stepdown based on a leverage calculation; and modifications that limit our ability to borrow $60 million from the revolving credit facility without the consent of all Revolving Lenders (as defined in the Credit Agreement).
On February 19, 2020, we entered into an accounts receivable securitization program with certain lenders. The aggregate principal amount of the loans made by the lenders will not exceed $325 million outstanding at any time. The proceeds from the sale of receivables pursuant to the accounts receivable securitization program may be used to repay higher interest indebtedness and for other general corporate purposes. The accounts receivable securitization program contains certain customary representations and warranties and affirmative and negative covenants and matures on February 17, 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).
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
March 4, 2020

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

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc. as adopted March 5, 2020 (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated March 2, 2020)

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

4.7	Description of Securities - filed herewith

10.1	Form of Director Restricted Stock Agreement under the 2015 Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2016)*

10.2
Form of Owens & Minor, Inc. Restricted Stock Agreement under the 2018 Stock Incentive Plan effective February 28, 2019 (incorporated herein by reference to our Current report on 8-K, Exhibit 10.1, dated March 1, 2019)*

10.3
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2005 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended September 30, 2008)*

10.4
Form of Owens & Minor, Inc. Executive Severance Agreement effective January 1, 2011 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2010)*

10.5
Form of Owens & Minor, Inc. Executive Change in Control Severance Agreement between Owens & Minor, Inc. and Edward A. Pesicka effective March 4, 2019 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 25, 2019)*

10.6
Form of Owens & Minor, Inc. Executive Change in Control Severance Agreement effective October 25, 2018 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.7, for the year ended December 31, 2018)*

10.7
Owens & Minor, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (“SERP”) (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended September 30, 2008)*

10.8	Resolutions of the Board of Directors of the Company amending the SERP (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.12, for the year ended December 31, 2011)*

10.9	Amendment effective March 1, 2016 of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2016)*

10.10	Amendment effective March 1, 2016 of Exhibit II of the Company’s SERP (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.7, for the quarter ended March 31, 2016)*

10.11
Owens & Minor, Inc. Amended and Restated Management Equity Ownership Program and Stock Ownership Rewards Program (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.15, for the year ended December 31, 2009)*

10.12	Amendment to MEOP effective January 1, 2014 (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.10, for the year ended December 31, 2013)*

10.13
Owens & Minor, Inc. Executive Deferred Compensation and Retirement Plan effective January 1, 2013 (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2013)*

10.14
Form of Owens & Minor, Inc. Restricted Stock Agreement under the 2015 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended March 31, 2016)*

10.15
Form of Owens & Minor, Inc. Restricted Stock Unit Agreement under the Company’s 2015 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2016)*

10.16
Form of Owens & Minor Director Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 9, 2018)*

10.17	Form of Owens & Minor Restricted Stock Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 9, 2018)*

10.18
Form of Owens & Minor Restricted Stock Unit Agreement under the Company’s 2018 Stock Incentive Plan (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated May 9, 2018)*

10.19
Form of 2016 Performance Share Award Agreement under the 2015 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.4, for the quarter ended March 31, 2016)*

10.20
Form of Owens & Minor, Inc. 2019 Performance Share Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to our Current report on 8-K, Exhibit 10.2, dated March 1, 2019)*

10.21	Owens & Minor, Inc. Officer Severance Policy dated May 7, 2018 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.4, dated May 9, 2018)*

10.22	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.23	Owens & Minor, Inc. 2015 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration Number 333-203826)*

10.24	Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration number 333-224787)*

10.25	Employment Term Sheet Effective May 20, 2015 for P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2015)*

10.26
Restricted Stock Grant Agreement dated July 1, 2015 between the Company and P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended June 30, 2015)*

10.27
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

10.28
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

10.29
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

10.30
Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC , Mediq B.V. , Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.31	Owens & Minor, Inc. 2017 Teammate Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2017 (File No. 001-09810))*

10.32
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

10.33
Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.34
Executive Separation Agreement and General Release, dated as of August 16, 2018, by and between Richard A. Meier and Owens & Minor Medical, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 10.1, dated August 23, 2018)*

10.35
Executive Separation Agreement and General Release, dated as of August 3, 2018, by and between Rony Kordahi and Owens & Minor Medical, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.10, for the quarter ended June 30, 2018)*

10.36	Executive Separation Agreement and General Release, dated as of January 10th, 2020, by and between Robert K. Snead, and Owens & Minor, Inc. - filed herewith*

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42	Amendment to the Owens & Minor, Inc. 2018 Stock Incentive Plan (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2019*

10.43
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as Amended and Restated Effective May 10, 2019 ((Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2019*

10.44
Executive Separation Agreement and General Release, dated as of June 26, 2019, by and between Stuart Morris-Hipkins and Owens & Minor, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2019)*

10.45
Fifth Amendment to Credit Agreement, dated as of February 13, 2020, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Bank of America, N.A., as administrative agent for certain of the credit facilities and as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 18, 2020)

10.46
Receivables Financing Agreement, dated as of February 19, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2020)

10.47
Purchase and Sale Agreement, dated as of February 19, 2020, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2020)

10.48
Performance Guaranty of Owens & Minor, Inc., dated as of February 19, 2020 in favor of PNC Bank, National Association. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated February 19, 2020)

11.1	Calculation of Net Income (loss) per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 16-Net Loss per Common Share

21.1	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*  Management contract or compensatory plan or arrangement.
** Certain exhibits and schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March, 2020.

OWENS & MINOR, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2020:

/s/ Edward A. Pesicka	/s/ Robert J. Henkel
Edward A. Pesicka	Robert J. Henkel
President & Chief Executive Officer	Director

/s/ Andrew G. Long	/s/ Mark F. McGettrick
Andrew G. Long	Mark F. McGettrick
Chief Financial Officer	Director

/s/ Robert C. Sledd	/s/ Eddie N. Moore, Jr.
Robert C. Sledd	Eddie N. Moore, Jr.
Chairman of the Board of Directors	Director

/s/ Mark Beck	/s/ Michael Riordan
Mark Beck	Michael Riordan
Director	Director

Corporate Officers

Edward A. Pesicka (52)
President & Chief Executive Officer

President and Chief Executive Officer since joining Owens & Minor in March 2019. Mr. Pesicka was also appointed to the board of directors at the time he joined the company. Previously Mr. Pesicka served as an independent consultant and advisor in the healthcare, life sciences and distribution industries since January 1, 2016. From January 2000 through April 2015, Mr. Pesicka served in various roles of increasing responsibility at Thermo Fisher Scientific Inc., including, most recently, Chief Commercial Officer and Senior Vice President from January 2014 to April 2015. Prior to that, he was President, Customer Channels at Thermo Fisher from July 2008 to January 2014 and President, Research Market from November 2006 to July 2008. Earlier in his career, Mr. Pesicka held various Vice President-level roles in Thermo Fischer Scientific’s finance department, serving as Chief Financial Officer of numerous divisions. Prior to Thermo Fisher Scientific, Mr. Pesicka spent eight years with TRW, Inc. in its finance department and three years with PricewaterhouseCoopers as an auditor.

Andrew G. Long (54)
Executive Vice President & Chief Financial Officer

Executive Vice President & Chief Financial Officer of Owens & Minor since joining the company on November 11, 2019. Prior to that, Mr. Long served as the Chief Executive Officer of Insys Therapeutics, Inc. (“Insys”) from April 2019 to November 8, 2019. Prior to that, Mr. Long served as the Chief Financial Officer of Insys from August 2017.  Prior to joining Insys, Mr. Long served as senior vice president of Global Finance at Patheon, a pharmaceutical company, from 2015 to 2017.  Prior to working at Patheon, Mr. Long served as Vice President of Finance for multiple divisions at Thermo Fisher Scientific from 2006 until 2015. Mr. Long has served as a Member of the Board of Directors of Insys, which filed for Chapter 11 bankruptcy protection in June 2019, from April 2019 until his resignation on November 8, 2019.

Christopher Lowery (56)
President, Global Products

President, Global Products business unit of Owens & Minor since January 2018. Prior to that, from November 2014 to December 2017, Mr. Lowery served as Senior Vice President and Chief Operating Officer at Halyard Health, Inc. From April 2010 to October 2014, Mr. Lowery served as Vice President of Sales and Marketing at Kimberly-Clark Health Care. Prior to joining Kimberly-Clark Health Care, he held several senior marketing and sales roles at Covidien, a global health care products company.

Jeffery T. Jochims (52)
Executive Vice President & Chief Operating Officer

Executive Vice President & Chief Operating Officer since November 1, 2019. Mr. Jochims joined Owens & Minor in April 2019 and served as Executive Vice President, Strategy & Solutions until November 2019. Mr. Jochims is responsible for operations, including the Company’s supply chain, services, IT, marketing and strategy and client engagement center functions. Prior to joining the company, Mr. Jochims served from 2015 to 2019 as an executive consultant and board member to companies in the healthcare, pharmaceutical and life sciences industries. Additionally during that period, Mr. Jochims was a co-founder and principal of 4C Measures, a start-up technology business. Prior to that, from 2000 until 2014, Mr. Jochims served in positions of increasing authority at Thermo Fisher Scientific, including January 2012 - December 2014 as President of the global Research & Safety Market division publicly known as Fisher Scientific. Prior to that, he was Vice President of Global Development & Strategy from May 2007 to December 2009 and Vice President - Division General Counsel & Deputy General Counsel from May 2000-2007.

Shana C. Neal (54)
Executive Vice President & Chief Human Resources Officer

Executive Vice President & Chief Human Resources Officer since February 2020. Prior to that, Ms. Neal served as Senior Vice President & Chief Human Resources Officer, after joining Owens & Minor in March 2018. A global Human Resources professional, Ms. Neal worked for Becton Dickinson (BD), from 2005 to 2018, where she most recently served as Senior Vice

President, Human Resources, Life Sciences. Additionally, Ms. Neal led the organization and talent integration for BD’s acquisitions of Bard and CareFusion.

Nicholas J. Pace (49)
Executive Vice President, General Counsel & Corporate Secretary

Executive Vice President, General Counsel and Corporate Secretary since May 2018. Mr. Pace joined Owens & Minor in 2016, serving as its Senior Vice President, General Counsel & Corporate Secretary. Prior to joining the company, Mr. Pace served as Executive Vice President, General Counsel & Secretary of Landmark Health, LLC, from July-December 2015.  From January 2014 to July 2015, he served in simultaneous roles of Senior Vice President, Strategy & General Counsel of Landmark Health, LLC and Executive Vice President, Corporate Development & General Counsel of Avalon Health Services, LLC, two Francisco Partners portfolio companies. From March to October 2013, Mr. Pace served as Executive Vice President, Operations & Compliance for Health Diagnostic Laboratory, Inc., which filed for Chapter 11 bankruptcy protection in June 2015. Prior to that role, he served as Executive Vice President, General Counsel & Secretary of Amerigroup Corporation, where he worked from 2006-2013 until its sale to Anthem, Inc.

Mark P. Zacur (57)
Executive Vice President, Chief Commercial Officer

Executive Vice President & Chief Commercial Officer since November 1, 2019. Mr. Zacur joined Owens & Minor in June 2019 and served as Senior Vice President & Chief Procurement Officer until November 2019. Prior to joining the company, Mr. Zacur served as Vice President & General Manager of Fisher Healthcare, a national diagnostics laboratory distributor and operating division of Thermo Fisher Scientific, from November 2014 to May 2019. Previously, he held a variety of marketing, product management, procurement and operations leadership roles at Thermo Fisher Scientific, Bayer Corporation and Reichhold Chemicals.

Jonathan A. Leon (53)
Senior Vice President, Corporate Treasurer

Senior Vice President, Corporate Treasurer of Owens & Minor since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for the Brinks Company for nineteen years, beginning in 1998, where he served as Treasurer.

Michael W. Lowry (58)
Senior Vice President, Corporate Controller & Chief Accounting Officer

Senior Vice President, Corporate Controller & Chief Accounting Officer since June 2018. Prior to that, from May 2016 to June 2018, Mr. Lowry was Senior Vice President, Corporate Controller and Vice President, Corporate Controller beginning in 2013. Prior to that, from 2009 to 2013 Mr. Lowry was the Vice President, Treasurer. Mr. Lowry joined Owens & Minor in 1988.