Form 10-Q
period 2020-03-31
OWENS & MINOR INC/VA/
filed 2020-05-06
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 30, 2020, was 63,007,803 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Net revenue	$2,122,693	$2,350,840
Cost of goods sold	1,854,134	2,074,219
Gross margin	268,559	276,621
Distribution, selling and administrative expenses	254,048	255,112
Acquisition-related and exit and realignment charges	6,064	4,863
Other operating (income) expense, net	(2,309)	42
Operating income	10,756	16,604
Interest expense, net	23,342	25,458
Other expense, net	4,846	2,734
Loss from continuing operations before income taxes	(17,432)	(11,588)
Income tax benefit	(8,523)	(670)
Loss from continuing operations, net of tax	(8,909)	(10,918)
Loss from discontinued operations, net of tax	(2,415)	(3,178)
Net loss	$(11,324)	$(14,096)

Loss from continuing operations per common share: basic and diluted	$(0.15)	$(0.18)
Loss from discontinued operations per common share: basic and diluted	(0.04)	(0.05)
Net loss per common share: basic and diluted	$(0.19)	$(0.23)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(11,324)	$(14,096)
Other comprehensive loss, net of tax:
Currency translation adjustments (net of income tax of $0 in 2020 and 2019)	(28,178)	(4,207)
Change in unrecognized net periodic pension costs (net of income tax of $44 in 2020 and $69 in 2019)	170	197
Net unrealized loss on derivative instruments and other (net of income tax benefit of $4,302 in 2020 and $658 in 2019)	(11,397)	(2,413)
Other comprehensive loss	(39,405)	(6,423)
Comprehensive loss	$(50,729)	$(20,519)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$92,315	$67,030
Accounts receivable, net of allowances of $23,971 and $21,015	667,607	674,706
Merchandise inventories	1,108,844	1,146,192
Other current assets	151,635	79,372
Current assets of discontinued operations	499,410	439,983
Total current assets	2,519,811	2,407,283
Property and equipment, net of accumulated depreciation of $254,054 and $245,718	301,335	315,427
Operating lease assets	133,738	142,219
Goodwill	388,000	393,181
Intangible assets, net	271,513	285,018
Other assets, net	100,473	99,956
Total assets	$3,714,870	$3,643,084
Liabilities and equity
Current liabilities
Accounts payable	$891,542	$808,035
Accrued payroll and related liabilities	44,722	53,584
Other current liabilities	229,824	231,029
Current liabilities of discontinued operations	383,586	323,511
Total current liabilities	1,549,674	1,416,159
Long-term debt, excluding current portion	1,484,340	1,508,415
Operating lease liabilities, excluding current portion	109,381	117,080
Deferred income taxes	42,962	40,550
Other liabilities	112,175	98,726
Total liabilities	3,298,532	3,180,930
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 62,885 shares and 62,843 shares	125,770	125,686
Paid-in capital	256,357	251,401
Retained earnings	126,323	137,774
Accumulated other comprehensive loss	(92,112)	(52,707)
Total equity	416,338	462,154
Total liabilities and equity	$3,714,870	$3,643,084

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net loss	$(11,324)	$(14,096)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation and amortization	23,913	28,720
Share-based compensation expense	3,941	4,505
Impairment charges	9,080	—
Provision for losses on accounts receivable	5,213	3,619
Deferred income tax expense (benefit)	6,348	(8,613)
Changes in operating lease right-of-use assets and lease liabilities	(714)	(190)
Changes in operating assets and liabilities:
Accounts receivable	(7,942)	(22,573)
Merchandise inventories	39,340	80,194
Accounts payable	98,743	(120,480)
Net change in other assets and liabilities	(77,178)	(15,668)
Other, net	4,034	3,678
Cash provided by (used for) operating activities	93,454	(60,904)
Investing activities:
Additions to property and equipment	(4,771)	(11,674)
Additions to computer software	(942)	(2,605)
Proceeds from sale of property and equipment	33	271
Cash used for investing activities	(5,680)	(14,008)
Financing activities:
Proceeds from issuance of debt	150,000	—
(Repayments) borrowings under revolving credit facility	(6,200)	72,100
Repayments of debt	(166,798)	(12,394)
Financing costs paid	(5,785)	(4,313)
Cash dividends paid	(155)	(4,764)
Other, net	(2,468)	(1,124)
Cash (used for) provided by financing activities	(31,406)	49,505
Effect of exchange rate changes on cash and cash equivalents	(62)	(2,721)
Net increase (decrease) in cash, cash equivalents and restricted cash	56,306	(28,128)
Cash, cash equivalents and restricted cash at beginning of period	84,687	103,367
Cash, cash equivalents and restricted cash at end of period	$140,993	$75,239
Supplemental disclosure of cash flow information:
Income taxes paid (received), net of refunds	$2,695	$(12,388)
Interest paid	$21,431	$24,504

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(14,096)		(14,096)
Other comprehensive loss					(6,423)	(6,423)
Dividends declared ($0.0025 per share)				(119)		(119)
Share-based compensation expense, exercises and other	642	1,284	2,774			4,058
Balance, March 31, 2019	62,936	$125,872	$241,547	$186,455	$(52,035)	$501,839

Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net loss				(11,324)		(11,324)
Other comprehensive loss					(39,405)	(39,405)
Dividends declared ($0.0025 per share)				(127)		(127)
Share-based compensation expense, exercises and other	42	84	4,956			5,040
Balance, March 31, 2020	62,885	$125,770	$256,357	$126,323	$(92,112)	$416,338

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, our or the Company) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The Movianto business represents a component that met accounting requirements to be classified as discontinued operations and held for sale beginning December 31, 2019. In accordance with GAAP, the financial position and results of operations of the Movianto business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. See Note 3 for additional information regarding discontinued operations. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash represents $16.3 million held in an escrow account as of March 31, 2020 as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
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

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$92,315	$67,030
Restricted cash included in Other assets, net	16,315	16,261
Cash of discontinued operations	32,363	1,396
Total cash, cash equivalents and restricted cash	$140,993	$84,687

Note 2—Fair Value
The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of restricted cash also approximates fair value due to its nature. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 6 for the fair value of debt. The fair value of interest rate swaps and foreign currency contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 8 for the fair value of derivatives.

Note 3—Discontinued Operations
On January 16, 2020, we announced our intention to sell our European logistics business, Movianto, to EHDH Holding Group (EHDH), a privately held French company, for cash consideration of $133 million. The Company concluded that the Movianto business met the criteria for discontinued operations as of March 31, 2020 and December 31, 2019, as the intention to sell represented a strategic shift and the criteria for held-for-sale were met. Movianto was previously reported in the Global Solutions segment. The transaction is expected to close in the first half of 2020.
Accordingly, the results of operations from our Movianto business are reported in the accompanying consolidated statements of operations as “Loss from discontinued operations, net of tax” for the quarters ended March 31, 2020 and 2019, and the related assets and liabilities are classified as held-for-sale as of March 31, 2020 and December 31, 2019 in the accompanying balance sheets. We recognized a loss of $9.1 million and $32.1 million in connection with the classification of the related assets and liabilities as held-for-sale as of March 31, 2020 and December 31, 2019, respectively.

The following table summarizes the financial results of our discontinued operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net revenue	$122,342	$110,548
Cost of goods sold	32,106	28,745
Gross margin	90,236	81,803
Distribution, selling, and administrative expenses	80,953	83,044
Asset impairment charges	9,080	—
Acquisition-related and exit and realignment charges	271	126
Other operating income, net	(461)	(186)
Operating income (loss)	393	(1,181)
Interest expense, net	1,720	1,640
Loss from discontinued operations before income taxes	(1,327)	(2,821)
Income tax provision from discontinued operations	1,088	357
Loss from discontinued operations, net of tax	$(2,415)	$(3,178)

We suspended depreciation and amortization on assets that are held for sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the three months ended March 31, 2020.

The assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheets at March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020	December 31, 2019
Assets of discontinued operations
Cash and cash equivalents	$32,363	$1,396
Accounts receivable, net	78,193	78,643
Merchandise inventories	12,979	16,058
Other current assets	227,070	188,853
Current assets of discontinued operations	350,605	284,950
Property and equipment, net	70,730	70,976
Intangible assets, net	7,010	6,579
Other assets, net	27,248	22,165
Operating lease assets	84,202	87,425
Valuation allowance on disposal group classified as held for sale	(40,385)	(32,112)
Total assets of discontinued operations	$499,410	$439,983
Liabilities of discontinued operations
Accounts payable	$68,058	$53,981
Other current liabilities	191,728	182,980
Current liabilities of discontinued operations	259,786	236,961
Long-term debt, excluding current portion	2,781	5,523
Operating lease liabilities, excluding current portion	69,820	76,270
Other liabilities	51,199	4,757
Total liabilities of discontinued operations	$383,586	$323,511

Assets and liabilities held for sale as of March 31, 2020 and December 31, 2019 are classified as current since we expect the divestiture to be completed within one year of the balance sheet dates.

The following table provides operating and investing cash flow information for our discontinued operations:

	March 31, 2020	March 31, 2019
Operating Activities:
Depreciation and amortization	$—	$5,613
Asset impairment charges	9,080	—
Investing Activities:
Capital expenditures	1,664	8,035

Note 4—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2020:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2019	$283,905	$109,276	$393,181
Currency translation adjustments	—	(5,181)	(5,181)
Carrying amount of goodwill, March 31, 2020	$283,905	$104,095	$388,000

Intangible assets at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020			December 31, 2019
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$266,595	$90,000	$43,227	$270,693	$90,000	$43,055
Accumulated amortization	(97,366)	(18,611)	(12,332)	(92,947)	(16,520)	(9,263)
Net intangible assets	$169,229	$71,389	$30,895	$177,746	$73,480	$33,792
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At March 31, 2020, $76.1 million in net intangible assets were held in the Global Solutions segment and $195.4 million were held in the Global Products segment. Amortization expense for intangible assets was $10.6 million and $10.0 million for the three months ended March 31, 2020 and 2019, respectively.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $31.1 million for the remainder of 2020, $39.8 million for 2021, $38.9 million for 2022, $38.7 million for 2023, $33.9 million for 2024 and $28.2 million for 2025.
Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Global Solutions segment	$1,829	$566
Global Products segment	—	138
Total exit and realignment charges	$1,829	$704

The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2020 and 2019:

Total (1)
Accrued exit and realignment costs, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	1,391
Information system restructuring costs	183
Other	255
Change in estimate	—
Cash payments	(5,799)
Accrued exit and realignment costs, March 31, 2020	$4,192

Accrued exit and realignment costs, December 31, 2018	$7,477
Provision for exit and realignment activities:
Severance	360
Information system restructuring costs	261
Other	83
Change in estimate	—
Cash payments	(2,206)
Accrued exit and realignment costs, March 31, 2019	$5,975

(1)The accrued exit and realignment costs at March 31, 2020 and 2019 related primarily to information system restructuring costs and severance.

Acquisition-related and exit and realignment charges presented in our consolidated statements of operations includes acquisition-related charges of $4.2 million for the three months ended March 31, 2020 and 2019, respectively, and consisted primarily of transition costs for the Halyard acquisition.
Note 6—Debt
Debt consists of the following:

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, due September 2021	$231,764	$223,367	$236,234	$229,356
4.375% Senior Notes, due December 2024	274,041	184,140	273,978	212,086
Term A Loans, due July 2022	217,924	221,906	377,420	383,050
Term B Loan, due April 2025	479,332	340,751	480,337	442,217
Revolver	171,700	171,700	177,900	177,900
Accounts Receivable Securitization Program	147,209	150,000	—	—
Finance leases and other	13,557	13,557	13,783	13,783
Total debt	1,535,527	1,305,421	1,559,652	1,458,392
Less current maturities	(51,187)	(51,187)	(51,237)	(51,237)
Long-term debt	$1,484,340	$1,254,234	$1,508,415	$1,407,155

We have $233 million of 3.875% senior notes due 2021 (the “2021 Notes”) and $275 million of 4.375% senior notes due 2024 (the “2024 Notes”), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points. We used $4.4 million of cash to repurchase $4.6 million aggregate principal amount of the 2021 Notes during the first quarter of 2020.

We have a Credit Agreement (amended February 2020) with a borrowing capacity of $400 million and $697 million outstanding in term loans. On February 13, 2020, we entered into a Fifth Amendment to the Credit Agreement.
The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at March 31, 2020 was Eurocurrency Rate plus 4.25%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of 3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50% per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 100% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Fifth Amendment to the Credit Agreement included additional collateral requirements related to the parties secured on the Credit Agreement, including the obligation to pledge the Company's owned U.S. real estate and remaining equity interests in foreign subsidiaries. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loans. If as of the date 91 days prior to the maturity date of our 2021 Notes all outstanding amounts under the 2021 Notes have not been paid in full, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility and the Term A loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if as of the date 91 days prior to the maturity date of our 2024 Notes, all outstanding amounts under the 2024 Notes have not been paid in full, the Termination Date of the Term B loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes.
On February 19, 2020, we entered into an accounts receivable securitization program (the “Receivables Securitization Program”). Pursuant to the Receivables Securitization Program, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $325 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) dependent on the tranche period thereto and any breakage fees accrued. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures on February 17, 2023. In February 2020, $150 million in proceeds from the sale of accounts receivable pursuant to the Receivables Securitization Program were used to repay higher interest indebtedness under our Term A loans.
At March 31, 2020 and December 31, 2019, we had borrowings of $171.7 million and $177.9 million, respectively, under the revolver and letters of credit of $11.7 million and $11.7 million, respectively, outstanding under the Credit Agreement along with $508.1 million and $512.7 million, respectively, in Senior Notes. At March 31, 2020 and December 31, 2019, we had $215.5 million and $209.3 million, respectively, available for borrowing, which reflected the letters of credit associated with discontinued operations of $1.1 million and $1.1 million, respectively, against our borrowing capacity. We also had letters of credit and bank guarantees outstanding for $1.5 million as of March 31, 2020 and December 31, 2019, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
The Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. We believe we were in compliance with our debt covenants at March 31, 2020.
As of March 31, 2020, scheduled future principal payments of debt were $37.2 million in 2020, $282.8 million in 2021, $320.5 million in 2022, $155.0 million in 2023, $280.0 million in 2024, and $468.8 million thereafter.
Note 7—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost for the three months ended March 31, 2020 and 2019, respectively, were as follows:

	Three Months Ended March 31,
	2020	2019
Service cost	$351	$329
Interest cost	494	600
Recognized net actuarial loss	214	260
Net periodic benefit cost	$1,059	$1,189

Note 8—Derivatives
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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2020:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$33,136

Economic (non-designated) hedges
Foreign currency contracts	$21,000	April 2020	Other assets, net	$280	Other liabilities	$—

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$17,436

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three months ended March 31, 2020:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$(16,958)	Interest expense, net	$(23,342)	$(1,259)

The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three months ended March 31, 2020 and 2019, we recognized a loss of $2.7 million and a gain of $0.5 million, respectively, associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating (income) expense, net for our foreign exchange contracts.
Note 9—Income Taxes

The effective tax rate was 48.9% for the three months ended March 31, 2020, compared to 5.8% in the same quarter of 2019. The change in these rates resulted from an income tax benefit of $5.2 million recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax expense associated with the vesting of restricted stock.  The liability for unrecognized tax benefits was $11.7 million at March 31, 2020 and $11.5 million at December 31, 2019. Included in the liability at March 31, 2020 and December 31, 2019 were $3.1 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
Note 10—Net Loss per Common Share
The following summarizes the calculation of net loss per common share attributable to common shareholders for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Weighted average shares outstanding - basic and diluted	60,571	60,376

Loss from continuing operations	$(8,909)	$(10,918)
Basic and diluted per share	$(0.15)	$(0.18)

Loss from discontinued operations	$(2,415)	$(3,178)
Basic and diluted per share	$(0.04)	$(0.05)

Net loss	$(11,324)	$(14,096)
Basic and diluted per share	$(0.19)	$(0.23)

Note 11—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 and 2019:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive loss before reclassifications	—	(28,178)	(16,958)	(45,136)
Income tax	—	—	4,646	4,646
Other comprehensive loss before reclassifications, net of tax	—	(28,178)	(12,312)	(40,490)
Amounts reclassified from accumulated other comprehensive income	214	—	1,259	1,473
Income tax	(44)	—	(344)	(388)
Amounts reclassified from accumulated other comprehensive income, net of tax	170	—	915	1,085
Other comprehensive income (loss)	170	(28,178)	(11,397)	(39,405)
Accumulated other comprehensive loss, March 31, 2020	$(14,521)	$(53,479)	$(24,112)	$(92,112)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive loss before reclassifications	—	(4,207)	(3,649)	(7,856)
Income tax	—	—	808	808
Other comprehensive loss before reclassifications, net of tax	—	(4,207)	(2,841)	(7,048)
Amounts reclassified from accumulated other comprehensive income	266	—	578	844
Income tax	(69)	—	(150)	(219)
Amounts reclassified from accumulated other comprehensive income, net of tax	197	—	428	625
Other comprehensive income (loss)	197	(4,207)	(2,413)	(6,423)
Accumulated other comprehensive loss, March 31, 2019	$(7,949)	$(36,758)	$(7,328)	$(52,035)
We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost. For the three months ended March 31, 2020 and 2019, we reclassified $0.2 million and $0.3 million, respectively, of actuarial net losses.
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

The following tables present financial information by segment:

	Three Months Ended March 31,
	2020	2019
Net revenue:
Segment net revenue
Global Solutions	$1,847,593	$2,123,599
Global Products	391,192	347,085
Total segment net revenue	2,238,785	2,470,684
Inter-segment revenue
Global Products	(116,092)	(119,844)
Total inter-segment revenue	(116,092)	(119,844)
Consolidated net revenue	$2,122,693	$2,350,840

Operating income:
Global Solutions	$7,691	$21,642
Global Products	18,571	7,724
Inter-segment eliminations	1,169	1,746
Intangible amortization	(10,611)	(10,026)
Acquisition-related and exit and realignment charges	(6,064)	(4,863)
Other (1)	—	381
Consolidated operating income	$10,756	$16,604

Depreciation and amortization:
Global Solutions	$10,636	$10,500
Global Products	13,277	12,607
Discontinued operations	—	5,613
Consolidated depreciation and amortization	$23,913	$28,720

Capital expenditures:
Global Solutions	$1,032	$3,341
Global Products	3,017	2,903
Discontinued operations	1,664	8,035
Consolidated capital expenditures	$5,713	$14,279

(1) 2019 included interest cost and net actuarial losses related to the U.S. Retirement Plan as well as Software as a Service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.

	March 31, 2020	December 31, 2019
Total assets:
Global Solutions	$2,168,358	$2,205,134
Global Products	954,787	930,937
Segment assets	3,123,145	3,136,071
Discontinued operations	499,410	439,983
Cash and cash equivalents	92,315	67,030
Consolidated total assets	$3,714,870	$3,643,084

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended March 31,
	2020	2019
Net revenue:
United States	$2,033,454	$2,303,913
International	89,239	46,927
Consolidated net revenue	$2,122,693	$2,350,840

Note 13—Recent Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and the policy for timing of such transfers. This ASU expands the disclosure requirements for Level 3 fair value measurements, primarily focused on changes in unrealized gains and losses included in other comprehensive income (loss). We adopted ASU No. 2018-13 effective beginning January 1, 2020. Its adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. This standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted ASU No. 2018-15 effective beginning January 1, 2020. Its adoption did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The Standard is part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. The items addressed are not expected to significantly affect current practice or create a significant administrative cost for most entities. The amendment is divided into issues 1 to 7 with different effective dates as follows: The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. The amendments are effective upon issuance of this update. The amendment related to Issue 3 is a conforming amendment that affects the guidance related to the amendments in ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of this update for the amendments to ASU No. 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments related to Issue 6 and Issue 7 affect the guidance in the amendments in ASU No. 2016-13, Financial 5 Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For entities that have not yet adopted the amendments related to ASU No. 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU No. 2016-13, which will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU No. 2020-03 effective beginning January 1, 2020 for Issues 1 through 5. Its adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the potential impact of adopting this guidance for Issues 6 and 7 on its consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact this guidance may have on our consolidated financial statements and disclosures.
There have been no further changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2019. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. On January 16, 2020, we announced our intention to sell our European logistics business, Movianto, to EHDH Holding Group (EHDH), a privately held French company. The divestiture is intended to provide us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
Net loss per diluted share was $(0.15) for the three months ended March 31, 2020, as compared to $(0.18) for same period of 2019. Global Solutions segment operating income was $7.7 million for the three months ended March 31, 2020, compared to $21.6 million for 2019. The declines were a result of lower revenues and continued pressure on distribution margins as compared to prior year. Global Products segment operating income was $18.6 million for the three months ended March 31, 2020, compared to $7.7 million for the three months ended March 31, 2019, largely reflecting an increase in revenues from higher market demand for personal protective equipment in the first quarter of 2020 compared to 2019.

COVID-19 Update
We are impacted by the global pandemic and related effects associated with the coronavirus (COVID-19). As a result, we updated our risk factors, which can be found in Item 1A “Risk Factors” in this document.
We are closely monitoring the impact of COVID-19 on all aspects of our global business, including how it impacts our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
Revenue in the first quarter of 2020 of $2.1 billion includes a nominal overall impact from COVID-19 as a greater demand for personal protective equipment (PPE) during the quarter, was partially offset by reduced surgical procedures beginning in mid-March.
We are evaluating various government-sponsored COVID-response stimulus, relief, and productions initiatives such as under the Defense Production Act (DPA) and recent Coronavirus Aid, Relief and Economic Security (CARES) Act. In April 2020, under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks to the U.S. government. The nature of the agreement provides a program of expedited partial funding to begin expansion while final terms are completed. In addition, as allowed under the CARES Act, we have filed for a $13 million income tax refund with the IRS related to the carryback of net operating losses (NOL) incurred in 2018. This refund was included in other current assets on our balance sheet as of March 31, 2020. In connection with this NOL carryback, we recorded a $5.2 million benefit to the income tax benefit for the three months ended March 31, 2020. This benefit was considered a non-GAAP item, and excluded from adjusted income from continuing operations.
We are unable to predict with certainty the full impact that COVID-19 will have on our financial position and operating results due to numerous variables.

Results of Operations
Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Global Solutions	$1,847,593	$2,123,599	$(276,006)	(13.0)%
Global Products	391,192	347,085	44,107	12.7%
Inter-segment	(116,092)	(119,844)	3,752	3.1%
Net revenue	$2,122,693	$2,350,840	$(228,147)	(9.7)%
The change in net revenue for the quarter reflected the impact of lower distribution revenues as a result of customer non-renewals that occurred in 2019 and a reduction in elective surgical procedures, primarily due to the impact of COVID-19, which we expect to continue through the second quarter. These were partially offset by revenue growth in Global Products from increased demand for personal protective equipment. Foreign currency translation had an unfavorable impact on Net revenue of $2.1 million compared to prior year.
Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of goods sold	$1,854,134	2,074,219	$(220,085)	(10.6)%
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
Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Gross margin	$268,559	$276,621	$(8,062)	(2.9)%
As a % of net revenue	12.65%	11.77%
Gross margin in the three months ended March 31, 2020 was impacted by lower distribution revenues and unfavorable impact from foreign currency translation of $3.3 million. The increase in gross margin as a percentage of revenue reflected strong revenue growth from an overall improved sales mix, as the Global Products revenues constitute a higher percentage of revenue.
Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Distribution, selling and administrative expenses	$254,048	$255,112	$(1,064)	(0.4)%
As a % of net revenue	11.97%	10.85%
Acquisition-related and exit and realignment charges	$6,064	$4,863	$1,201	24.7%
Other operating (income) expense, net	$(2,309)	$42	$(2,351)	(5,597.6)%

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

Overall DS&A expenses were affected by changes in sales mix and investments in the business, partially offset by operational efficiencies.  DS&A expenses also included favorable impacts for foreign currency translation of $0.3 million for the three months ended March 31, 2020.
Acquisition-related charges were $4.2 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively, and consisted primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $1.8 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. Exit and realignment charges in the first quarter of 2020 were associated with severance from reduction in force and other costs related to the reorganization of the U.S. commercial, operations and executive teams. Exit and realignment charges in the first quarter of 2019 were associated with severance from reduction in force and other employee costs associated with the establishment of our client engagement center and other IT restructuring charges.
The change in other operating (income) expense, net was attributed primarily to higher foreign currency transaction gains in the quarter compared to prior year and lower software as a service implementation expenses due to the adoption of ASU No. 2018-15 as of January 1, 2020. See Note 13 in Notes to Consolidated Financial Statements.
Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Interest expense, net	$23,342	$25,458	$(2,116)	(8.3)%
Effective interest rate	7.17%	6.30%
Interest expense decreased year over year primarily due to a reduction in debt, which was partially offset by an increase in our effective interest rate and the amortization of additional deferred financing costs as a result of the Fifth Amendment to the Credit Agreement in February 2020. See Note 6 in Notes to Consolidated Financial Statements.
Other expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Other expense, net	$4,846	$2,734	$2,112	77.2%
Other expense, net in 2020 includes the write-off of deferred financing costs associated with the paydown of our Term A loans of $2.1 million and third party fees incurred as a result of the Fifth Amendment to the Credit Agreement in February 2020 of $2.2 million, which was offset by a gain on extinguishment of debt related to the partial repurchase of our 2021 Notes in March 2020 of $0.2 million, and interest cost and net actuarial losses related to the U.S. Retirement Plan of $0.7 million. Other expense, net in 2019 includes the write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement in February 2019 of $2.0 million and interest cost and net actuarial losses related to the U.S. Retirement Plan of $0.7 million.
Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2020	2019	$	%
Income tax benefit	$(8,523)	$(670)	$(7,853)	(1,172.1)%
Effective tax rate	48.9%	5.8%
The change in the effective tax rates compared to 2019 resulted from an income tax benefit of $5.2 million recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax expense associated with the vesting of restricted stock.

Financial Condition, Liquidity and Capital Resources
Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory turnover. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $23 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	March 31, 2020	December 31, 2019	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$92,315	$67,030	$25,285	37.7%
Accounts receivable, net of allowances	$667,607	$674,706	$(7,099)	(1.1)%
Consolidated DSO (1)	27.5	27.1
Merchandise inventories	$1,108,844	$1,146,192	$(37,348)	(3.3)%
Consolidated inventory turnover (2)	6.6	6.6
Accounts payable	$891,542	$808,035	$83,507	10.3%
(1) Based on period end accounts receivable and net revenue for the quarter
(2) Based on average inventory and annualized costs of goods sold for the quarter ended March 31, 2020 and year ended December 31, 2019
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, which relates to continuing operations and discontinued operations:

(Dollars in thousands)	2020	2019
Net cash provided by (used for):
Operating activities	$93,454	$(60,904)
Investing activities	(5,680)	(14,008)
Financing activities	(31,406)	49,505
Effect of exchange rate changes	(62)	(2,721)
Net increase (decrease) in cash, cash equivalents and restricted cash	$56,306	$(28,128)
Cash provided by operating activities in the first three months of 2020 reflected fluctuations in net income along with unfavorable changes in working capital.
Cash used for investing activities in the first three months of 2020 included capital expenditures of $5.7 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software. Cash used for investing activities in 2019 included capital expenditures for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software.
Cash used for financing activities in the first three months of 2020 included dividend payments of $0.2 million and repayments of $6.2 million under our revolving credit facility, compared to dividend payments of $4.8 million and proceeds from borrowings of $72.1 million for the same period of 2019. We also had proceeds from borrowings of $150.0 million related to the Accounts Receivable Securitization Program. Financing activities also included repayments of $166.8 million in the first three months of 2020 compared to $12.4 million in the same period of 2019 on our term loans (under the Credit Agreement) and 2021 Notes. We used $4.4 million of cash to repurchase $4.6 million aggregate principal amount of the 2021 Notes during the first quarter of 2020. We also paid $5.8 million in financing costs related to the Fifth Amendment to the Credit Agreement in February 2020 and $4.3 million in financing costs related to the Fourth Amendment to the Credit Agreement in February 2019.

Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides a borrowing capacity of $400 million and $697 million outstanding in term loans. The interest rate on our revolving credit facility and Term A loans is based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus an adjustment based on our Consolidated Total Leverage Ratio as defined by the Credit Agreement. Our credit spread at March 31, 2020 was Eurocurrency Rate plus 4.25%. Our Term B loan accrues interest based on the Eurocurrency Rate, the Federal Funds Rate or the Prime Rate, plus interest rate margin of  3.50% per annum with respect to Base Rate Loans (as defined in the Credit Agreement), and 4.50%  per annum with respect to Eurocurrency Rate Loans (as defined in the Credit Agreement). We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the facility. The terms of the Credit Agreement requires us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the 2024 Notes and parties secured on the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries (limited, in the case of controlled foreign corporations, to a pledge of 100% of the voting capital stock of each first-tier foreign subsidiary of each Credit Party) and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Fifth Amendment to the Credit Agreement included additional collateral requirements related to the parties secured on the Credit Agreement, including the obligation to pledge the Company's owned U.S. real estate and remaining equity interests in foreign subsidiaries. Our Credit Agreement has a “springing maturity date” with respect to the revolving loans and the Term A loans and the Term B loans. If as of the date 91 days prior to the maturity date of our 2021 Notes all outstanding amounts under the 2021 Notes have not been paid in full, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility and the Term A loans shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if as of the date 91 days prior to the maturity date of our 2024 Notes, all outstanding amounts under the 2024 Notes have not been paid in full, the Termination Date of the Term B loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes.
At March 31, 2020 and December 31, 2019, we had borrowings of $171.7 million and $177.9 million, respectively, under the revolver and letters of credit of $11.7 million and $11.7 million, respectively, outstanding under the Credit Agreement along with $508.1 million and $512.7 million, respectively, in Senior Notes. At March 31, 2020 and December 31, 2019, we had $215.5 million and $209.3 million, respectively, available for borrowing, which reflected the letters of credit associated with discontinued operations of $1.1 million and $1.1 million, respectively, against our borrowing capacity. We also had letters of credit and bank guarantees outstanding for $1.5 million as of March 31, 2020 and December 31, 2019, respectively, which supports certain facilities leased as well as other normal business activities in the United States and Europe.
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
The first quarter dividend of $0.0025 per share was paid in March 2020. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $71.7 million and $52.9 million at March 31, 2020 and December 31, 2019, respectively. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of March 31, 2020. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2020 for all our foreign subsidiaries.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 13 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2020.
Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:

•
our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, or temporary production and distribution center and office closures due to reduced workforces or government mandates, potential resulting labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;

•	our ability to successfully close the sale of our European logistics business, Movianto, to EHDH Holding Group (EHDH);

•	competitive pressures in the marketplace, including intense pricing pressure;

•	our ability to retain existing and attract new customers in a market characterized by significant customer consolidation and intense cost-containment initiatives;

•	our dependence on sales to certain customers or the loss or material reduction in purchases by key customers;

•	our dependence on distribution of product of certain suppliers;

•	our ability to successfully identify, manage or integrate acquisitions;

•
our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, changes in regulatory conditions, deteriorating economic conditions, adverse tax consequences, and other risks of operating in international markets;

•	uncertainties related to and our ability to adapt to changes in government regulations, including healthcare laws and regulations;

•	risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;

•	uncertainties related to general economic, regulatory and business conditions;

•	our ability to successfully implement our strategic initiatives;

•	the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;

•	the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;

•	our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;

•	the ability of customers and suppliers to meet financial commitments due to us;

•	changes in manufacturer preferences between direct sales and wholesale distribution;

•	changing trends in customer profiles and ordering patterns and our ability to meet customer demand for additional value-added services;

•	our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;

•	our ability to meet performance targets specified by customer contracts under contractual commitments;

•	availability of and our ability to access special inventory buying opportunities;

•	the ability of business partners and financial institutions to perform their contractual responsibilities;

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

•	the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;

•	our ability to timely or adequately respond to technological advances in the medical supply industry;

•	the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;

•	adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;

•	our ability to successfully implement the expense reduction and productivity and efficiency increasing initiatives;

•	our ability to continue to comply with the terms and conditions of Byram Healthcare’s Corporate Integrity Agreement;

•	the potentially adverse impact of the United Kingdom’s withdrawal from the European Union; and

•	other factors detailed from time to time in the reports we file with the SEC.
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
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $697 million in borrowings under our term loans, $172 million in borrowings under our revolving credit facility, $147 million in borrowings under our accounts receivable securitization program, and $12 million in letters of credit under the Credit Agreement at March 31, 2020. After considering the effects of interest rate swap agreements outstanding as of March 31, 2020, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $6 million per year based on our borrowings outstanding at March 31, 2020.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.88 and $3.02 per gallon in the first three months of 2020 and 2019, respectively. Based on our fuel consumption in the first three months of 2020, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.
Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Through March 31, 2020, there have been no material developments in any legal proceedings reported in such Annual Report.
Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business previously disclosed in Part I, Item 1A of the 2019 Form 10-K, under the heading “Risk Factors.” Set forth below is a certain risk factor that we currently believe could materially and adversely affect our business, financial condition, results of operations and cash flows. This risk factor is in addition to those mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.

We are subject to risks related to public health crises such as the global pandemic associated with the 2019 novel coronavirus (COVID-19).

As a global healthcare solutions company, we are impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased uncertainty and unpredictability of global economic conditions and the demand for and supply of raw materials and finished goods required for our operations. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted our operations. In these challenging and dynamic circumstances, we are working to protect our employees and the public, maintain business continuity and sustain our operations, including ensuring the safety and protection of the people who work in our production and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. We may restrict the operations of our production and distribution centers if we deem it necessary or if recommended or mandated by governmental authorities which would have an adverse impact on us. There is a risk that revenues will decrease ultimately resulting in less cash flow, we may see longer duration in receivables collection, and the need to expedite payments to important suppliers may grow. COVID-19 may impact our supply chains relative to global demand for our facial protection and protective apparel products. COVID-19 may also affect the ability of suppliers and vendors to provide products and services to us. Some of these factors could increase the demand for our products, while others could decrease demand or make it more difficult for us to serve customers. Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, in recent weeks, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Due to the speed with which the situation is developing and the uncertainty of its duration and the timing of recovery, we are not able at this time to predict the extent to which the COVID-19 pandemic may have a material effect on our financial or operational results, but the following adverse risks exist:

•
Actions by the United States government or other foreign government could affect our business. These actions include purchasing products that we make or sell, imposing new product standards or allowing the use of alternative products, instituting regulatory requirements to purchase only locally manufactured products, exercising control over manufacturing or distribution operations, taking trade actions including the imposition or removal of tariffs or import / export controls, subsidizing the supply of products, or other actions;

•
Quarantine decisions by public or private entities may influence our ability to operate or our ability to ship or receive products. For example, if shipping companies cease or reduce land or sea freight channels, raw material and finished good deliveries may be slowed or stopped;

•	Our customers may change their payment patterns or lose their ability to pay invoices, which could have a material adverse impact on our cash flow;

•
Our suppliers may increase pricing or impose new purchasing requirements, such as minimum purchase quantities or pay-in-advance payment terms, which could have a material adverse impact on our cash flow;

•	Raw materials or finished goods that we require for our operations may not be available, or pricing for such items may increase beyond the willingness of our customers to pay;

•	New competitors may enter our market, including both small and large scale suppliers;

•
COVID-19 illness among our workers in manufacturing or distribution operations could impact our operations or compel the closure of one or more facilities for an unknown period of time. Labor relations in our facilities related to COVID-19 could also negatively impact our operations;

•	We may invest in additional manufacturing capacity for which demand slows in the future, which could have a material adverse impact on our cash flow; and

•
Technology infrastructure failures could materially inhibit our operations that currently include a substantial portion of remote work. For example, voice or data line failures resulting from natural, manmade or cyber-attack could impair our ability to operate.

We have incurred additional costs to ensure we meet the needs of our customers, including increasing our workforce in order to produce or distribute certain essential products for our customers, providing personal protective equipment to our workforce, incremental shipping and transportation costs, incremental technology costs, and additional cleaning costs throughout our facilities. We expect to continue to incur additional costs, which may be significant as we continue to implement operational changes in response to this pandemic. Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay other value added services and strategic initiatives. Additionally, currently some of our teammates are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for the United States or our international markets, we could suffer damage to our reputation and our brands, which could adversely affect our business.

The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Owens & Minor, Inc.
(Registrant)

Date:	May 6, 2020	/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer

Date:	May 6, 2020	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer