Form 10-Q
period 2020-06-30
OWENS & MINOR INC/VA/
filed 2020-08-05
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2020, was 63,781,275 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net revenue	$1,807,719	$2,376,705	$3,930,412	$4,727,544
Cost of goods sold	1,538,312	2,090,187	3,392,445	4,164,407
Gross margin	269,407	286,518	537,967	563,137
Distribution, selling and administrative expenses	241,734	264,215	495,782	519,326
Acquisition-related and exit and realignment charges	6,054	5,390	12,118	10,254
Other operating (income) expense, net	(577)	1,014	(2,886)	1,056
Operating income	22,196	15,899	32,953	32,501
Interest expense, net	21,605	26,048	44,948	51,506
Other (income) expense, net	(4,552)	731	294	3,464
Income (loss) from continuing operations before income taxes	5,143	(10,880)	(12,289)	(22,469)
Income tax provision (benefit)	4,982	(1,146)	(3,541)	(1,816)
Income (loss) from continuing operations, net of tax	161	(9,734)	(8,748)	(20,653)
Loss from discontinued operations, net of tax	(55,788)	(742)	(58,203)	(3,919)
Net loss	$(55,627)	$(10,476)	$(66,951)	$(24,572)

Income (loss) from continuing operations per common share: basic and diluted	$—	$(0.16)	$(0.14)	$(0.34)
Loss from discontinued operations per common share: basic and diluted	(0.91)	(0.01)	(0.96)	(0.07)
Net loss per common share: basic and diluted	$(0.91)	$(0.17)	$(1.10)	$(0.41)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(55,627)	$(10,476)	$(66,951)	$(24,572)
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2020 and 2019)	30,008	7,452	1,830	3,245
Change in unrecognized net periodic pension costs (net of income tax of $44 and $88 in 2020, and $63 and $126 in 2019)	595	197	765	394
Net unrealized loss on derivative instruments and other (net of income tax benefit of $238 and $4,064 in 2020, and $2,662 and $3,641 in 2019)	(76)	(5,262)	(11,473)	(7,675)
Total other comprehensive income (loss), net of tax	30,527	2,387	(8,878)	(4,036)
Comprehensive loss	$(25,100)	$(8,089)	$(75,829)	$(28,608)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$101,276	$67,030
Accounts receivable, net of allowances of $23,319 and $21,015	633,647	674,706
Merchandise inventories	1,040,861	1,146,192
Other current assets	175,244	79,372
Current assets of discontinued operations	—	439,983
Total current assets	1,951,028	2,407,283
Property and equipment, net of accumulated depreciation of $264,169 and $245,718	297,033	315,427
Operating lease assets	142,200	142,219
Goodwill	391,670	393,181
Intangible assets, net	262,539	285,018
Other assets, net	93,316	99,956
Total assets	$3,137,786	$3,643,084
Liabilities and equity
Current liabilities
Accounts payable	$824,131	$808,035
Accrued payroll and related liabilities	54,445	53,584
Other current liabilities	317,658	231,029
Current liabilities of discontinued operations	—	323,511
Total current liabilities	1,196,234	1,416,159
Long-term debt, excluding current portion	1,269,854	1,508,415
Operating lease liabilities, excluding current portion	117,800	117,080
Deferred income taxes	41,430	40,550
Other liabilities	117,306	98,726
Total liabilities	2,742,624	3,180,930
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,737 shares and 62,843 shares	127,474	125,686
Paid-in capital	258,733	251,401
Retained earnings	70,540	137,774
Accumulated other comprehensive loss	(61,585)	(52,707)
Total equity	395,162	462,154
Total liabilities and equity	$3,137,786	$3,643,084
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net loss	$(66,951)	$(24,572)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	48,804	58,902
Share-based compensation expense	7,814	8,093
Loss on divestiture	65,472	—
Provision for losses on accounts receivable	7,589	6,534
Deferred income tax expense (benefit)	4,269	(14,597)
Changes in operating lease right-of-use assets and lease liabilities	(1,029)	(616)
Changes in operating assets and liabilities:
Accounts receivable	37,154	(23,346)
Merchandise inventories	107,083	52,346
Accounts payable	16,395	(71,704)
Net change in other assets and liabilities	(76,289)	32,226
Other, net	146	5,748
Cash provided by operating activities	150,457	29,014
Investing activities:
Proceeds from divestiture	133,000	—
Additions to property and equipment	(8,733)	(21,020)
Additions to computer software	(3,409)	(4,511)
Proceeds from sale of property and equipment	69	339
Proceeds from cash surrender value of life insurance policies	6,032	—
Cash provided by (used for) investing activities	126,959	(25,192)
Financing activities:
Proceeds from issuance of debt	150,000	—
(Repayments) borrowings under revolving credit facility	(47,900)	19,900
Repayments of debt	(258,005)	(24,788)
Financing costs paid	(10,367)	(4,313)
Cash dividends paid	(311)	(4,918)
Other, net	(4,479)	(1,934)
Cash used for financing activities	(171,062)	(16,053)
Effect of exchange rate changes on cash and cash equivalents	5,412	203
Net increase (decrease) in cash, cash equivalents and restricted cash	111,766	(12,028)
Cash, cash equivalents and restricted cash at beginning of period	84,687	103,367
Cash, cash equivalents and restricted cash at end of period	$196,453	$91,339
Supplemental disclosure of cash flow information:
Income taxes paid (received), net of refunds	$5,975	$(13,929)
Interest paid	$43,840	$53,183

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(14,096)		(14,096)
Other comprehensive loss					(6,423)	(6,423)
Dividends declared ($0.0025 per share)				(119)		(119)
Share-based compensation expense, exercises and other	642	1,284	2,774			4,058
Balance, March 31, 2019	62,936	125,872	241,547	186,455	(52,035)	501,839
Net loss				(10,476)		(10,476)
Other comprehensive income					2,387	2,387
Dividends declared ($0.0025 per share)				(114)		(114)
Share-based compensation expense, exercises and other	28	56	3,209			3,265
Balance, June 30, 2019	62,964	$125,928	$244,756	$175,865	$(49,648)	$496,901

Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net loss				(11,324)		(11,324)
Other comprehensive loss					(39,405)	(39,405)
Dividends declared ($0.0025 per share)				(127)		(127)
Share-based compensation expense, exercises and other	42	84	4,956			5,040
Balance, March 31, 2020	62,885	125,770	256,357	126,323	(92,112)	416,338
Net loss				(55,627)		(55,627)
Other comprehensive income					30,527	30,527
Dividends declared ($0.0025 per share)				(156)		(156)
Share-based compensation expense, exercises and other	852	1,704	2,376			4,080
Balance, June 30, 2020	63,737	$127,474	$258,733	$70,540	$(61,585)	$395,162
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The Movianto business represents a component that met accounting requirements to be classified as discontinued operations and held-for-sale beginning December 31, 2019. In accordance with GAAP, the results of operations and financial position of the Movianto business are presented as discontinued operations through June 18, 2020 (the Divestiture Date) and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. and its subsidiaries. See Note 3 for additional information regarding discontinued operations. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
        Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other current assets represents $78.9 million held in a designated account as of June 30, 2020 as required by the Fifth Amendment to the Credit Agreement, which stipulates that the cash proceeds from the sale of the Movianto business is to be used to repay the 2021 Notes or the Term Loans. Restricted cash included in Other assets, net as of June 30, 2020 represents $16.3 million held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
        The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$101,276	$67,030
Restricted cash included in Other current assets	78,854	—
Restricted cash included in Other assets, net	16,323	16,261
Cash of discontinued operations	—	1,396
Total cash, cash equivalents and restricted cash	$196,453	$84,687

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

Note 3—Discontinued Operations
        On June 18, 2020, we completed the previously announced divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. We concluded that the Movianto business met the criteria for discontinued operations as of December 31, 2019 and through the Divestiture Date, as the intention to sell represented a strategic shift and the criteria for held-for-sale were met. Movianto was previously reported in the Global Solutions segment.
Accordingly, the results of operations from the Movianto business are reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the three and six months ended June 30, 2020 and 2019, and the related assets and liabilities are classified as held-for-sale as of December 31, 2019 in the accompanying balance sheet. We are working with the Buyer on a final working capital adjustment that could result in a benefit in an amount up to $42 million. There is no benefit of any such adjustment reflected in our consolidated financial statements as of June 30, 2020.

The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$104,417	$107,495	$226,759	$218,043
Cost of goods sold	21,817	25,585	53,923	54,330
Gross margin	82,600	81,910	172,836	163,713
Distribution, selling, and administrative expenses	76,560	80,954	157,512	163,997
Loss on divestiture	56,392	—	65,472	—
Acquisition-related and exit and realignment charges	4,554	265	4,825	391
Other operating expense (income), net	73	(285)	(388)	(472)
Operating income (loss)	(54,979)	976	(54,585)	(203)
Interest expense, net	1,424	1,635	3,144	3,275
Loss from discontinued operations before income taxes	(56,403)	(659)	(57,729)	(3,478)
Income tax (benefit) provision from discontinued operations	(615)	83	474	441
Loss from discontinued operations, net of tax	$(55,788)	$(742)	$(58,203)	$(3,919)

We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the three and six months ended June 30, 2020.

All revenue and expense included in discontinued operations during the three and six months ended June 30, 2020 relates to activity through the Divestiture Date. No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.

We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the three and six months ended June 30, 2020. These amounts were immaterial for the period ended June 30, 2020.

        The assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheet at December 31, 2019 were as follows:

December 31, 2019
Assets of discontinued operations
Cash and cash equivalents	$1,396
Accounts receivable, net	78,643
Merchandise inventories	16,058
Other current assets	188,853
Current assets of discontinued operations	284,950
Property and equipment, net	65,710
Intangible assets, net	6,579
Other assets, net	27,431
Operating lease assets	87,425
Valuation allowance on disposal group classified as held-for-sale	(32,112)
Total assets of discontinued operations	$439,983
Liabilities of discontinued operations
Accounts payable	$53,981
Other current liabilities	182,980
Current liabilities of discontinued operations	236,961
Long-term debt, excluding current portion	5,523
Operating lease liabilities, excluding current portion	76,270
Other liabilities	4,757
Total liabilities of discontinued operations	$323,511

        Assets and liabilities held-for-sale as of December 31, 2019 were classified as current since we expected the Divestiture to be completed within one year of the balance sheet date.

        The following table provides operating and investing cash flow information for our discontinued operations:

	June 30, 2020	June 30, 2019
Operating Activities:
Depreciation and amortization	$—	$10,834
Loss on divestiture	65,472	—
Investing Activities:
Capital expenditures	3,027	14,211

Note 4—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through June 30, 2020:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2019	$283,905	$109,276	$393,181
Currency translation adjustments	—	(1,511)	(1,511)
Carrying amount of goodwill, June 30, 2020	$283,905	$107,765	$391,670

Intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$269,090	$90,000	$43,230	$270,693	$90,000	$43,055
Accumulated amortization	(107,341)	(20,701)	(11,739)	(92,947)	(16,520)	(9,263)
Net intangible assets	$161,749	$69,299	$31,491	$177,746	$73,480	$33,792
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At June 30, 2020, $71.4 million in net intangible assets were held in the Global Solutions segment and $191.1 million were held in the Global Products segment. Amortization expense for intangible assets was $10.6 million and $12.8 million for the three months ended June 30, 2020 and 2019, respectively, and $21.2 million and $22.8 million for the six months ended June 30, 2020 and 2019, respectively.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $20.7 million for the remainder of 2020, $39.8 million for 2021, $38.9 million for 2022, $38.7 million for 2023, $33.9 million for 2024 and $28.2 million for 2025.

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

Exit and realignment charges by segment for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Global Solutions segment	$1,713	$1,614	$3,542	$2,180
Global Products segment	487	103	487	241
Total exit and realignment charges	$2,200	$1,717	$4,029	$2,421

The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2020 and 2019:

Total
Accrued exit and realignment costs, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	1,391
Information system restructuring costs	183
Other	255
Cash payments	(5,799)
Accrued exit and realignment costs, March 31, 2020	4,192
Provision for exit and realignment activities:
Severance	809
Information system restructuring costs	671
Other	720
Cash payments	(2,072)
Accrued exit and realignment costs, June 30, 2020	$4,320

Accrued exit and realignment costs, December 31, 2018	$7,477
Provision for exit and realignment activities:
Severance	360
Information system restructuring costs	261
Other	83
Cash payments	(2,206)
Accrued exit and realignment costs, March 31, 2019	5,975
Provision for exit and realignment activities:
Severance	1,008
Information system restructuring costs	705
Other	4
Cash payments	(2,301)
Accrued exit and realignment costs, June 30, 2019	$5,391

Acquisition-related and exit and realignment charges presented in our consolidated statements of operations includes acquisition-related charges of $3.9 million and $8.1 million for the three and six months ended June 30, 2020 and $3.7 million and $7.8 million for the three and six months ended June 30, 2019, respectively, and consisted primarily of transition costs for the Halyard acquisition.

Note 6—Debt
Debt consists of the following:

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, due September 2021	$178,510	$175,135	$236,234	$229,356
4.375% Senior Notes, due December 2024	244,619	212,994	273,978	212,086
Term A Loans, due July 2022	207,206	210,763	377,420	383,050
Term B Loan, due April 2025	478,729	445,505	480,337	442,217
Revolver	130,000	130,000	177,900	177,900
Receivables Securitization Program	147,339	150,000	—	—
Finance leases and other	12,251	12,251	13,783	13,783
Total debt	1,398,654	1,336,648	1,559,652	1,458,392
Less current maturities	(128,800)	(126,656)	(51,237)	(51,237)
Long-term debt	$1,269,854	$1,209,992	$1,508,415	$1,407,155
We have $179 million of 3.875% senior notes due in 2021 (the 2021 Notes) and $246 million of 4.375% senior notes due in 2024 (the 2024 Notes), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate plus 25 basis points for the 2021 Notes and the applicable Benchmark Treasury Rate plus 30 basis points for the 2024 Notes. In June 2020, we announced cash tender offers for up to $240.0 million aggregate principal amount of our outstanding 2021 Notes and 2024 Notes. As of the Early Settlement Date of June 22, 2020, $54.1 million of the 2021 Notes and $29.0 million of the 2024 Notes were repaid. On the Early Settlement Date, the 2021 Notes were redeemed at 100% of par, and the 2024 Notes were redeemed at 90% of par, resulting in a net gain on extinguishment of debt of $2.9 million. The tender offers remained open through July 2, 2020, and an additional $0.1 million of the 2021 Notes were redeemed at the Base Consideration price of 95% of par by the time the offers closed. Including the tender offer, we used $83.2 million of cash to repurchase $87.8 million aggregate principal amount of the 2021 Notes and 2024 Notes during the first six months of 2020. Consistent with the terms of the Fifth Amendment to the Credit Agreement, we used $54.1 million of the proceeds from the sale of Movianto to fund the repayment of the 2021 Notes, which were retired in the second quarter as part of the tender offer. As required by the Fifth Amendment to the Credit Agreement, the remaining $78.9 million of proceeds from the sale of Movianto were placed in a designated account and will be used to repurchase a portion of the outstanding 2021 Notes within 210 days of the Divestiture Date or repay a portion of our Term Loans. As of June 30, 2020, we classified $78.9 million of 2021 Notes as current liabilities since we intend to use the remaining $78.9 million of proceeds from the sale of Movianto to repurchase a portion of our 2021 Notes within 210 days of the Divestiture Date.
We have a Credit Agreement (last amended February 13, 2020) with a $400 million revolving credit facility and $686 million in outstanding term loans. The interest rate on our revolving credit facility and Term A Loans is based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage which varies depending on Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). Our credit spread on the revolving credit facility and Term A Loans at June 30, 2020 was Eurocurrency Rate plus 4.25%. Our Term B Loan accrues interest based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage of 3.50% per annum for Base Rate Loans and 4.50% per annum for Eurocurrency Rate Loans (each as defined in the Credit Agreement). Our credit spread on the Term B Loan at June 30, 2020 was Eurocurrency Rate plus 4.50%. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the revolving credit facility. Our Credit Agreement has a “springing maturity date” with respect to the revolving credit facility, the Term A Loans, and the Term B Loan. If the outstanding balance of the 2021 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2021 Notes, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility, the Term A Loans, and the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if the outstanding balance of the 2024 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2024 Notes, the Termination Date of the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes.
At June 30, 2020 and December 31, 2019, we had borrowings of $130.0 million and $177.9 million, respectively, under the revolver and letters of credit of $13.9 million and $11.7 million, respectively, outstanding under the Credit Agreement. At June 30, 2020 and December 31, 2019, we had $256.1 million and $209.3 million, respectively, available for borrowing. The December 31, 2019 availability reflected letters of credit associated with discontinued operations of $1.1 million. There were no letters of credit associated with discontinued operations as of June 30, 2020. We also had letters of credit and bank guarantees outstanding for $3.6 million, of which $2.0 million are in process of being transferred to the buyer of Movianto, and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes, the holders of the 2024 Notes, and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries of each Credit Party and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Fifth Amendment to the Credit Agreement included additional collateral requirements if the Credit Parties, including an obligation to pledge our owned U.S. real estate and the remaining equity interests in foreign subsidiaries.
On February 19, 2020, we entered into an accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the Receivables Securitization Program the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $325 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) dependent on the tranche period thereto and any breakage fees accrued. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures on February 17, 2023. In February 2020, we drew $150 million from the Receivables Securitization Program to repay portions of the Term A Loans, consistent with the terms of the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the Credit Agreement requires that any additional draws on the Receivables Securitization Program are restricted for use to repay the 2021 Notes or Term A loans to the extent those instruments are outstanding.
The Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require the company to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2020.
As of June 30, 2020, scheduled future principal payments of debt were $24.8 million in 2020, $228.6 million in 2021, $278.8 million in 2022, $155.0 million in 2023, $251.0 million in 2024, and $468.8 million thereafter.

Note 7—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost for the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$357	$330	$708	$659
Interest cost	496	600	990	1,200
Recognized net actuarial loss	214	260	428	520
Net periodic benefit cost	$1,067	$1,190	$2,126	$2,379

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
We pay interest under our Credit Agreement and Receivables Securitization Program, which fluctuate based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates, we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreements are included in interest expense.
We determine the fair value of our foreign currency derivatives and our interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. Our derivatives are over-the-counter instruments with liquid markets. All derivatives are carried at fair value in our consolidated balance sheets in other assets, net and other liabilities. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of June 30, 2020:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$32,974

Economic (non-designated) hedges
Foreign currency contracts	$22,600	July 2020	Other assets, net	$13	Other liabilities	$—

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$17,436

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2020:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020		Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest rate swaps	$(2,439)	$(19,397)	Interest expense, net	$(21,605)	$(44,948)	$(2,601)	$(3,860)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2019:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019		Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest rate swaps	$(8,162)	$(12,577)	Interest expense, net	$(26,048)	$(51,506)	$(361)	$(682)
Foreign currency contracts	$191	$636	Cost of goods sold	$(2,090,187)	$(4,164,407)	$314	$57
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three months and six months ended June 30, 2020, we recognized a gain of $1.3 million and a loss of $1.4 million, respectively, associated with our economic (non-designated) foreign currency contracts. For the three and six months ended June 30, 2019, we recognized gains of $0.5 million and $1.0 million, respectively, associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating (income) expense, net for our foreign exchange contracts.

Note 9—Income Taxes

The effective tax rate was 96.9% and 28.8% for the three and six months ended June 30, 2020, compared to 10.5% and 8.1% in the same periods of 2019. The change in these rates resulted from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax expense associated with the vesting of restricted stock.  The liability for unrecognized tax benefits was $11.7 million at June 30, 2020 and $11.5 million at December 31, 2019. Included in the liability at June 30, 2020 and December 31, 2019 were $2.8 million and $3.1 million, respectively, of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Internal Revenue Services (IRS) is conducting an audit of our 2015 and 2016 Consolidated Income Tax Returns. In connection with the audit, the IRS has asserted that our taxable income for 2015 and 2016 should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied through the current date. At this point, we cannot estimate the likelihood of potential liability associated with this audit or the applicability of the IRS’ position for taxable years following 2016. However, we believe that the IRS' claims are without merit and plan to pursue all available administrative and judicial remedies necessary to resolve this matter. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows and that we have adequate tax reserves for all tax matters. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.

Note 10—Net Loss per Common Share
The following summarizes the calculation of net loss per common share attributable to common shareholders for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Weighted average shares outstanding - basic and diluted	61,128	59,805	60,819	60,403

Income (loss) from continuing operations	$161	$(9,734)	$(8,748)	$(20,653)
Basic and diluted per share	$—	$(0.16)	$(0.14)	$(0.34)

Loss from discontinued operations	$(55,788)	$(742)	$(58,203)	$(3,919)
Basic and diluted per share	$(0.91)	$(0.01)	$(0.96)	$(0.07)

Net loss	$(55,627)	$(10,476)	$(66,951)	$(24,572)
Basic and diluted per share	$(0.91)	$(0.17)	$(1.10)	$(0.41)

Note 11—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2020, no shares were issued and $50 million of common stock remained available under the at-the-market equity financing program.

Note 12—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component for the three months ended June 30, 2020 and 2019:

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, March 31, 2020	$(14,521)	$(53,479)	$(24,112)	$(92,112)
Other comprehensive income (loss) before reclassifications		14,428	(2,439)	11,989
Income tax	—	—	428	428
Other comprehensive income (loss) before reclassifications, net of tax	—	14,428	(2,011)	12,417
Amounts reclassified from accumulated other comprehensive loss	639	15,580	2,601	18,820
Income tax	(44)	—	(666)	(710)
Amounts reclassified from accumulated other comprehensive loss, net of tax	595	15,580	1,935	18,110
Other comprehensive income (loss)	595	30,008	(76)	30,527
Accumulated other comprehensive loss, June 30, 2020	$(13,926)	$(23,471)	$(24,188)	$(61,585)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, March 31, 2019	$(7,949)	$(36,758)	$(7,328)	$(52,035)
Other comprehensive income (loss) before reclassifications	—	7,452	(7,971)	(519)
Income tax	—	—	2,678	2,678
Other comprehensive income (loss) before reclassifications, net of tax	—	7,452	(5,293)	2,159
Amounts reclassified from accumulated other comprehensive loss	260	—	47	307
Income tax	(63)	—	(16)	(79)
Amounts reclassified from accumulated other comprehensive loss, net of tax	197	—	31	228
Other comprehensive income (loss)	197	7,452	(5,262)	2,387
Accumulated other comprehensive loss, June 30, 2019	$(7,752)	$(29,306)	$(12,590)	$(49,648)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive loss before reclassifications	—	(13,750)	(19,397)	(33,147)
Income tax	—	—	5,074	5,074
Other comprehensive loss before reclassifications, net of tax	—	(13,750)	(14,323)	(28,073)
Amounts reclassified from accumulated other comprehensive loss	853	15,580	3,860	20,293
Income tax	(88)	—	(1,010)	(1,098)
Amounts reclassified from accumulated other comprehensive loss, net of tax	765	15,580	2,850	19,195
Other comprehensive income (loss)	765	1,830	(11,473)	(8,878)
Accumulated other comprehensive loss, June 30, 2020	$(13,926)	$(23,471)	$(24,188)	$(61,585)

	Retirement Plans	Currency Translation Adjustments	Derivatives and Other	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	—	3,245	(11,941)	(8,696)
Income tax	—	—	3,831	3,831
Other comprehensive income (loss) before reclassifications, net of tax	—	3,245	(8,110)	(4,865)
Amounts reclassified from accumulated other comprehensive loss	520	—	625	1,145
Income tax	(126)	—	(190)	(316)
Amounts reclassified from accumulated other comprehensive loss, net of tax	394	—	435	829
Other comprehensive income (loss)	394	3,245	(7,675)	(4,036)
Accumulated other comprehensive loss, June 30, 2019	$(7,752)	$(29,306)	$(12,590)	$(49,648)
We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other (income) expense, net. For the three and six months ended June 30, 2020, we reclassified $0.6 million and $0.8 million, respectively, of actuarial net losses. For the three and six months ended June 30, 2019, we reclassified $0.2 million and $0.4 million, respectively, of actuarial net losses. Amounts reclassified from accumulated other comprehensive loss include currency translation adjustments released as a result of the Divestiture.

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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue:

Global Solutions	$1,548,639	$2,134,469	$3,396,233	$4,258,068
Global Products	370,401	363,889	761,593	710,974
Total segment net revenue	1,919,040	2,498,358	4,157,826	4,969,042
Inter-segment revenue
Global Products	(111,321)	(121,653)	(227,414)	(241,498)
Total inter-segment revenue	(111,321)	(121,653)	(227,414)	(241,498)
Consolidated net revenue	$1,807,719	$2,376,705	$3,930,412	$4,727,544

Operating income:
Global Solutions	$(10,141)	$17,734	$(2,450)	$39,375
Global Products	51,774	17,949	70,345	25,673
Inter-segment eliminations	(2,772)	(729)	(1,603)	1,017
Intangible amortization	(10,611)	(12,756)	(21,221)	(22,781)
Acquisition-related and exit and realignment charges	(6,054)	(5,390)	(12,118)	(10,254)
Other (1)	—	(909)	—	(529)
Consolidated operating income	$22,196	$15,899	$32,953	$32,501

Depreciation and amortization:
Global Solutions	$11,065	$9,715	$21,701	$20,215
Global Products	13,826	15,246	27,103	27,853
Discontinued operations	—	5,221	—	10,834
Consolidated depreciation and amortization	$24,891	$30,182	$48,804	$58,902

Capital expenditures:
Global Solutions	$2,931	$1,196	$3,963	$4,537
Global Products	2,135	3,880	5,152	6,783
Discontinued operations	1,363	6,176	3,027	14,211
Consolidated capital expenditures	$6,429	$11,252	$12,142	$25,531
(1) 2019 included interest cost and net actuarial losses related to the U.S. Retirement Plan as well as Software as a Service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.

	June 30, 2020	December 31, 2019
Total assets:
Global Solutions	$2,057,125	$2,205,134
Global Products	979,385	930,937
Segment assets	3,036,510	3,136,071
Discontinued operations	—	439,983
Cash and cash equivalents	101,276	67,030
Consolidated total assets	$3,137,786	$3,643,084
The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue:
United States	$1,737,615	$2,270,768	$3,771,069	$4,574,680
International	70,104	105,937	159,343	152,864
Consolidated net revenue	$1,807,719	$2,376,705	$3,930,412	$4,727,544

Note 14—Recent Accounting Pronouncements
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
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU No. 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial statements and disclosures.
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The Standard is part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. The items addressed are not expected to significantly affect current practice or create a significant administrative cost for most entities. The amendment is divided into issues 1 to 7 with different effective dates as follows: The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. The amendments are effective upon issuance of this update. The amendment related to Issue 3 is a conforming amendment that affects the guidance related to the amendments in ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of this update for the amendments to ASU No. 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The amendments related to Issue 6 and Issue 7 affect the guidance in the amendments in ASU No. 2016-13, Financial 5 Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. For entities that have not yet adopted the amendments related to ASU No. 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in ASU No. 2016-13, which will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We adopted ASU No. 2020-03 effective beginning January 1, 2020 for Issues 1 through 5. Its adoption did not have a material impact on our consolidated financial statements. We are currently evaluating the potential impact of adopting this guidance for Issues 6 and 7 on our consolidated financial statements and disclosures.
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
Overview and Divestiture of Movianto
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. On June 18, 2020 (the Divestiture Date), we completed the previously announced divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. The Divestiture provides us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. A portion of the net proceeds was used to repurchase $54.1 million of our 2021 Notes through a tender offer (see Note 6, “Debt”). We recorded losses of $56.4 million and $65.5 million, respectively, in connection with the Divestiture for the three and six months ended June 30, 2020.
We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Transition service expenses and reimbursements were immaterial for the three and six months ended June 30, 2020.
As a result of the Divestiture, the results of operations from our Movianto business are reported as “Loss from discontinued operations, net of tax” through the Divestiture Date and the related assets and liabilities were classified as “held-for-sale” in the consolidated balance sheet as of December 31, 2019. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
Income (loss) from continuing operations per diluted share was $0.00 and $(0.14) for the three and six months ended June 30, 2020, respectively, as compared to $(0.16) and $(0.34) for the three and six months ended June 30, 2019, respectively. Global Solutions segment operating loss was $(10.1) million and $(2.5) million for the three and six months ended June 30, 2020, respectively, compared to operating income of $17.7 million and $39.4 million for the three and six months ended June 30, 2019, respectively. The declines were a result of lower revenues in part from a reduction in elective surgeries as compared to prior year. Global Products segment operating income was $51.8 million and $70.3 million for the three and six months ended June 30, 2020, respectively, compared to $17.9 million and $25.7 million for the three and six months ended June 30, 2019, respectively. The increases were a result of higher revenues from greater market demand for personal protective equipment and favorable product mix combined with continued operating efficiencies compared to 2019.

COVID-19 Update
We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it impacts our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.

Revenue in the first six months of 2020 of $3.9 billion includes a significant overall impact from COVID-19 related to the reduction of surgical procedures beginning in mid-March through the end of the second quarter, which was partially offset by a greater demand for personal protective equipment (PPE). Operating income also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies.
We are evaluating various government-sponsored COVID-response stimulus, relief, and production initiatives such as under the Defense Production Act (DPA) and recent Coronavirus Aid, Relief and Economic Security (CARES) Act. In April 2020, under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks to the U.S. government. The nature of the agreement provides a program of expedited partial funding to begin expansion while final terms are completed. Through June 30, 2020, approximately $12 million had been expended and reimbursed in accordance with this arrangement. In addition, as allowed under the CARES Act, we have filed for a $13 million income tax refund with the IRS related to the carryback of net operating losses (NOL) incurred in 2018. This refund receivable was included in other current assets on our balance sheet as of June 30, 2020. In connection with this NOL carryback, we recorded a $5.2 million benefit to the income tax benefit for the six months ended June 30, 2020.
We are unable to predict with certainty the full impact that COVID-19 will have on our future financial position and operating results due to numerous variables.

Results of Operations

Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Global Solutions	$1,548,639	$2,134,469	$(585,830)	(27.4)%
Global Products	370,401	363,889	6,512	1.8%
Inter-segment	(111,321)	(121,653)	10,332	8.5%
Net revenue	$1,807,719	$2,376,705	$(568,986)	(23.9)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Global Solutions	$3,396,233	$4,258,068	$(861,835)	(20.2)%
Global Products	761,593	710,974	50,619	7.1%
Inter-segment	(227,414)	(241,498)	14,084	5.8%
Net revenue	$3,930,412	$4,727,544	$(797,132)	(16.9)%

The change in net revenue for the three and six months ended June 30, 2020 reflected the impact of a reduction in elective surgical procedures, primarily due to the impact of COVID-19, and lower distribution revenues as a result of customer non-renewals that occurred in 2019. These were partially offset by revenue growth in Global Products from increased demand for personal protective equipment and growth in Byram, our Home Healthcare business. Foreign currency translation had an unfavorable impact on net revenue of $1.5 million and $3.6 million for the three and six months ended June 30, 2020, respectively, as compared to the prior year.

Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of goods sold	$1,538,312	$2,090,187	$(551,875)	(26.4)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of goods sold	$3,392,445	$4,164,407	$(771,962)	(18.5)%

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

Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Gross margin	$269,407	$286,518	$(17,111)	(6.0)%
As a % of net revenue	14.90%	12.06%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Gross margin	$537,967	563,137	$(25,170)	(4.5)%
As a % of net revenue	13.69%	11.91%
        Gross margin in the three and six months ended June 30, 2020 were impacted by lower distribution revenues and unfavorable impact from foreign currency translation of $1.4 million and $4.2 million, respectively. The increase in gross margin as a percentage of revenue reflected an improved sales mix and productivity and operating efficiencies in Global Products.

Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Distribution, selling and administrative expenses	$241,734	$264,215	$(22,481)	(8.5)%
As a % of net revenue	13.37%	11.12%
Acquisition-related and exit and realignment charges	$6,054	$5,390	$664	12.3%
Other operating (income) expense, net	$(577)	$1,014	$(1,591)	(156.9)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Distribution, selling and administrative expenses	$495,782	$519,326	$(23,544)	(4.5)%
As a % of net revenue	12.61%	10.99%
Acquisition-related and exit and realignment charges	$12,118	$10,254	$1,864	18.2%
Other operating (income) expense, net	$(2,886)	$1,056	$(3,942)	(373.3)%

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

Overall DS&A expenses were affected by the revenue decline and change in mix and investments in the business, partially offset by operational efficiencies.  DS&A expenses also included favorable impacts for foreign currency translation of $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

Acquisition-related charges were $3.9 million and $8.1 million for the three and six months ended June 30, 2020, compared to $3.7 million and $7.8 million for the same periods of 2019. Acquisition-related charges in 2020 and 2019 consist primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $2.2 million and $4.0 million for the three and six months ended June 30, 2020, compared to $1.7 million and $2.4 million for the same periods of 2019. Amounts in 2020 were associated with severance from reduction in force and other costs related to the reorganization of the U.S. commercial, operations and executive teams. Amounts in 2019 were associated with severance costs, the establishment of our client engagement center, and IT restructuring charges.

The change in other operating (income) expense, net was attributed primarily to higher foreign currency transaction gains compared to prior year, gain on legal settlement, and lower software as a service implementation expenses due to the adoption of ASU No. 2018-15 as of January 1, 2020. See Note 14 in Notes to Consolidated Financial Statements.

Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Interest expense, net	$21,605	$26,048	$(4,443)	(17.1)%
Effective interest rate	5.63%	7.20%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Interest expense, net	$44,948	$51,506	$(6,558)	(12.7)%
Effective interest rate	6.50%	6.86%
        Interest expense for the three and six months ended June 30, 2020 decreased primarily due to a reduction in debt and a decrease in our effective interest rate, which were partially offset by the amortization of additional deferred financing costs as a result of the Fifth Amendment to the Credit Agreement in February 2020. See Note 6 in Notes to Consolidated Financial Statements.

Other (income) expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Other (income) expense, net	$(4,552)	$731	$(5,283)	(722.7)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Other expense, net	$294	$3,464	$(3,170)	(91.5)%

        Other (income) expense, net for the three months ended June 30, 2020 includes a gain from the surrender of company-owned life insurance policies and gain on extinguishment of debt related to the partial repurchase of our 2024 Notes, which was partially offset by the write-off of deferred financing costs, third party fees incurred, and interest cost and net actuarial losses related to the U.S. Retirement Plan. Other expense, net for the six months ended June 30, 2020 includes the write-off of deferred financing costs, third party fees incurred, and interest cost and net actuarial losses related to the U.S. Retirement Plan, offset by a gain from the surrender of company-owned life insurance policies and gain on extinguishment of debt related to the partial repurchase of our 2021 and 2024 Notes. Other (income) expense, net for the three and six months ended June 30, 2019 includes interest cost and net actuarial losses related to the U.S. Retirement Plan and the write-off of deferred financing costs.

Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Income tax provision (benefit)	$4,982	$(1,146)	$6,128	534.7%
Effective tax rate	96.9%	10.5%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2020	2019	$	%
Income tax benefit	$(3,541)	(1,816)	$(1,725)	(95.0)%
Effective tax rate	28.8%	8.1%

        The change in the effective tax rates compared to 2019 resulted from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax expense associated with the vesting of restricted stock.

Financial Condition, Liquidity and Capital Resources
Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory turnover. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $20 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	June 30, 2020	December 31, 2019	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$101,276	$67,030	$34,246	51.1%
Accounts receivable, net of allowances	$633,647	$674,706	$(41,059)	(6.1)%
Consolidated DSO (1)	29.0	27.1
Merchandise inventories	$1,040,861	$1,146,192	$(105,331)	(9.2)%
Consolidated inventory turnover (2)	5.7	6.6
Accounts payable	$824,131	$808,035	$16,096	2.0%
        (1) Based on period end accounts receivable and net revenue for the quarter
        (2) Based on average inventory and annualized costs of goods sold for the quarter ended June 30, 2020 and year ended December 31, 2019
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, which relates to continuing operations and discontinued operations:

(Dollars in thousands)	2020	2019
Net cash provided by (used for):
Operating activities	$150,457	$29,014
Investing activities	126,959	(25,192)
Financing activities	(171,062)	(16,053)
Effect of exchange rate changes	5,412	203
Net increase (decrease) in cash, cash equivalents and restricted cash	$111,766	$(12,028)
Cash provided by operating activities in the first six months of 2020 reflected fluctuations in net income along with favorable changes in working capital.

Cash provided by investing activities in the first six months of 2020 included cash consideration received of $133.0 million from the sale of Movianto, proceeds of $6.0 million from the surrender of company-owned life insurance policies, and capital expenditures of $12.1 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software. Cash used for investing activities in 2019 included capital expenditures for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software.
Cash used for financing activities in the first six months of 2020 included dividend payments of $0.3 million and repayments of $47.9 million under our revolving credit facility, compared to dividend payments of $4.9 million and proceeds from borrowings of $19.9 million for the same period of 2019. We also had proceeds from borrowings of $150.0 million related to the Accounts Receivable Securitization Program. Financing activities also included repayments of $258.0 million in the first six months of 2020 compared to $24.8 million in the same period of 2019 on our term loans (under the Credit Agreement) and 2021 Notes and 2024 Notes. We used $83.2 million of cash to repurchase $87.8 million aggregate principal amount of the 2021 and 2024 Notes during the first six months of 2020. We also paid $10.4 million in financing costs related to the February 2020 Accounts Receivable Securitization Program and the Fifth Amendment to the February 2020 Credit Agreement, as compared to $4.3 million in financing costs related to the February 2019 Fourth Amendment to the Credit Agreement.
Capital resources. Our sources of liquidity include cash and cash equivalents and a revolving credit facility under our Credit Agreement with Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and a syndicate of financial institutions (the Credit Agreement). The Credit Agreement provides a revolving borrowing capacity of $400 million and $686 million in outstanding term loans. The interest rate on our revolving credit facility and Term A Loans is based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage which varies depending on Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). Our credit spread on the revolving credit facility and Term A Loans at June 30, 2020 was Eurocurrency Rate plus 4.25%. Our Term B Loan accrues interest based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage of 3.50% per annum for Base Rate Loans, and 4.50% per annum for Eurocurrency Rate Loans (each as defined in the Credit Agreement). Our credit spread on the Term B Loan at June 30, 2020 was Eurocurrency Rate plus 4.50%. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the revolving credit facility.
At June 30, 2020 and December 31, 2019, we had borrowings of $130.0 million and $177.9 million, respectively, under the revolver and letters of credit of $13.9 million and $11.7 million, respectively, outstanding under the Credit Agreement. At June 30, 2020 and December 31, 2019, we had $256.1 million and $209.3 million, respectively, available for borrowing. The December 31, 2019 availability reflected letters of credit associated with discontinued operations of $1.1 million. There were no letters of credit associated with discontinued operations as of June 30, 2020. We also had letters of credit and bank guarantees outstanding for $3.6 million, of which $2.0 million are in process of being transferred to the buyer of Movianto, and $1.5 million as of June 30, 2020 and December 31, 2019, respectively, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
We also have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes, the holders of the 2024 Notes, and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries of each Credit Party and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Fifth Amendment to the Credit Agreement included additional collateral requirements if the Credit Parties, including an obligation to pledge our owned U.S. real estate and the remaining equity interests in foreign subsidiaries.
Our Credit Agreement has a “springing maturity date” with respect to the revolving credit facility, the Term A Loans, and the Term B Loan. If the outstanding balance of the 2021 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2021 Notes, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility, the Term A Loans, and the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if the outstanding balance of the 2024 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2024 Notes, the Termination Date of the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes.
On February 19, 2020, we entered into an accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the Receivables Securitization Program the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $325 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) dependent on the tranche period thereto and any breakage fees accrued. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures on February 17, 2023. In February 2020, we drew $150 million from the Receivables

Securitization Program to repay portions of the Term A Loans, consistent with the terms of the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the Credit Agreement requires that any additional draws on the Receivables Securitization Program are restricted for use to repay the 2021 Notes or Term A loans to the extent those instruments are outstanding.
The Credit Agreement and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require the company to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2020.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purpose. As of June 30, 2020, no shares were issued and $50 million of common stock remained available under the at-the-market equity financing program.
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
The second quarter dividend of $0.0025 per share was paid in June 2020. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $66.3 million and $52.9 million at June 30, 2020 and December 31, 2019, respectively. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of June 30, 2020. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2020 for all our foreign subsidiaries.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on June 30, 2020.
Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, or temporary production and distribution center and office closures due to reduced workforces or government mandates, availability of raw materials, potential resulting labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;
•competitive pressures in the marketplace, including intense pricing pressure;
•our ability to retain existing and attract new customers in a market characterized by significant customer consolidation and intense cost-containment initiatives;
•our dependence on sales to certain customers or the loss or material reduction in purchases by key customers;
•our dependence on distribution of product of certain suppliers;
•our ability to successfully identify, manage or integrate acquisitions;
•our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, changes in regulatory conditions, deteriorating economic conditions, adverse tax consequences, and other risks of operating in international markets;
•uncertainties related to and our ability to adapt to changes in government regulations, including healthcare laws and regulations;
•risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
•uncertainties related to general economic, regulatory and business conditions;
•our ability to successfully implement our strategic initiatives;
•the availability of and modifications to existing supplier funding programs and our ability to meet the terms to qualify for certain of these programs;
•the effect of price volatility in the commodities markets, including fuel price fluctuations, on our operating costs and supplier product prices;
•our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
•the ability of customers and suppliers to meet financial commitments due to us;
•changes in manufacturer preferences between direct sales and wholesale distribution;
•changing trends in customer profiles and ordering patterns and our ability to meet customer demand for additional value-added services;
•our ability to manage operating expenses and improve operational efficiencies in response to changing customer profiles;
•our ability to meet performance targets specified by customer contracts under contractual commitments;
•availability of and our ability to access special inventory buying opportunities;
•the ability of business partners and financial institutions to perform their contractual responsibilities;
•our ability to continue to obtain financing, obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
•the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems;
•the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;
•our ability to timely or adequately respond to technological advances in the medical supply industry;
•the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;
•adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;

•our ability to successfully implement the expense reduction and productivity and efficiency increasing initiatives;
•our ability to continue to comply with the terms and conditions of Byram Healthcare’s Corporate Integrity Agreement;
•the potentially adverse impact of the United Kingdom’s withdrawal from the European Union; and
•other factors detailed from time to time in the reports we file with the SEC.
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
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $686 million in borrowings under our term loans, $130 million in borrowings under our revolving credit facility, $147 million in borrowings under our Receivable Securitization Program, and $14 million in letters of credit under the Credit Agreement at June 30, 2020. After considering the effects of interest rate swap agreements outstanding as of June 30, 2020, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $5 million per year based on our borrowings outstanding at June 30, 2020.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.66 and $3.07 per gallon in the first six months of 2020 and 2019, respectively. Based on our fuel consumption in the first six months of 2020, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Through June 30, 2020, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the three months ended March 31, 2020. Through June 30, 2020, there have been no material changes in the risk factors described in such Annual Report and First Quarter 2020 Form 10-Q.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2020, no shares were issued and $50 million of common stock remained available under the at-the-market equity financing program.

Item 6. Exhibits

(a)Exhibits

10.1
First Amendment to the Receivables Financing Agreement, dated as of May 19, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent.

10.2
Second Amendment to the Receivables Financing Agreement, dated as of July 1, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of such omitted materials supplementally upon request by the SEC.
** Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	August 4, 2020	/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer

Date:	August 4, 2020	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer