Form 10-Q
period 2020-09-30
OWENS & MINOR INC/VA/
filed 2020-11-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 29, 2020, was 73,512,279 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Net revenue	$2,187,928	$2,292,752	$6,118,340	$7,020,296
Cost of goods sold	1,843,589	2,012,130	5,236,035	6,176,537
Gross margin	344,339	280,622	882,305	843,759
Distribution, selling and administrative expenses	262,538	248,661	758,320	767,986
Acquisition-related and exit and realignment charges	6,382	4,522	18,500	14,776
Other operating (income) expense, net	(134)	1,329	(3,020)	2,385
Operating income	75,553	26,110	108,505	58,612
Interest expense, net	20,975	24,050	65,923	75,557
Other expense, net	1,093	550	1,387	4,014
Income (loss) from continuing operations before income taxes	53,485	1,510	41,195	(20,959)
Income tax provision (benefit)	7,404	(1,910)	3,863	(3,726)
Income (loss) from continuing operations, net of tax	46,081	3,420	37,332	(17,233)
Loss from discontinued operations, net of tax	—	(2,196)	(58,203)	(6,115)
Net income (loss)	$46,081	$1,224	$(20,871)	$(23,348)

Income (loss) from continuing operations per common share: basic and diluted	$0.76	$0.06	$0.61	$(0.28)
Loss from discontinued operations per common share: basic and diluted	—	(0.04)	(0.95)	(0.11)
Net income (loss) per common share: basic and diluted	$0.76	$0.02	$(0.34)	$(0.39)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$46,081	$1,224	$(20,871)	$(23,348)
Other comprehensive income (loss), net of tax:
Currency translation adjustments (net of income tax of $0 in 2020 and 2019)	5,173	(9,038)	7,003	(5,793)
Change in unrecognized net periodic pension costs (net of income tax of $47 and $135 in 2020, and $61 and $187 in 2019)	167	199	932	593
Net unrealized gain (loss) on derivative instruments (net of income tax of $831 and income tax benefit of $3,232 in 2020, and $1,225 and $4,866 in 2019)	1,681	(1,789)	(9,792)	(9,464)
Total other comprehensive income (loss), net of tax	7,021	(10,628)	(1,857)	(14,664)
Comprehensive income (loss)	$53,102	$(9,404)	$(22,728)	$(38,012)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2020	2019
Assets
Current assets
Cash and cash equivalents	$77,256	$67,030
Accounts receivable, net of allowances of $20,135 and $21,015	688,884	674,706
Merchandise inventories	1,095,410	1,146,192
Other current assets	235,983	79,372
Current assets of discontinued operations	—	439,983
Total current assets	2,097,533	2,407,283
Property and equipment, net of accumulated depreciation of $273,403 and $245,718	301,299	315,427
Operating lease assets	143,362	142,219
Goodwill	390,395	393,181
Intangible assets, net	251,615	285,018
Other assets, net	112,911	99,956
Total assets	$3,297,115	$3,643,084
Liabilities and equity
Current liabilities
Accounts payable	$946,116	$808,035
Accrued payroll and related liabilities	71,406	53,584
Other current liabilities	412,483	231,029
Current liabilities of discontinued operations	—	323,511
Total current liabilities	1,430,005	1,416,159
Long-term debt, excluding current portion	1,099,645	1,508,415
Operating lease liabilities, excluding current portion	120,025	117,080
Deferred income taxes	75,009	40,550
Other liabilities	121,096	98,726
Total liabilities	2,845,780	3,180,930
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 63,716 shares and 62,843 shares	127,432	125,686
Paid-in capital	262,002	251,401
Retained earnings	116,465	137,774
Accumulated other comprehensive loss	(54,564)	(52,707)
Total equity	451,335	462,154
Total liabilities and equity	$3,297,115	$3,643,084
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating activities:
Net loss	$(20,871)	$(23,348)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	69,494	88,204
Share-based compensation expense	15,275	12,057
Loss on divestiture	65,472	—
Provision for losses on accounts receivable	9,583	9,759
Deferred income tax expense (benefit)	25,017	(11,989)
Changes in operating lease right-of-use assets and lease liabilities	(1,328)	(1,280)
Changes in operating assets and liabilities:
Accounts receivable	(20,173)	73,986
Merchandise inventories	52,605	136,021
Accounts payable	136,156	(221,381)
Net change in other assets and liabilities	(69,117)	69,756
Other, net	6,083	7,320
Cash provided by operating activities	268,196	139,105
Investing activities:
Proceeds from divestiture	133,000	—
Additions to property and equipment	(21,678)	(31,224)
Additions to computer software	(4,702)	(6,928)
Proceeds from sale of property and equipment	178	220
Proceeds from cash surrender value of life insurance policies	6,032	—
Cash provided by (used for) investing activities	112,830	(37,932)
Financing activities:
Proceeds from issuance of debt	150,000	—
Repayments under revolving credit facility	(107,900)	(36,100)
Repayments of debt	(270,399)	(40,700)
Financing costs paid	(10,367)	(4,313)
Cash dividends paid	(467)	(5,072)
Other, net	(5,822)	(3,109)
Cash used for financing activities	(244,955)	(89,294)
Effect of exchange rate changes on cash and cash equivalents	6,721	(2,243)
Net increase in cash, cash equivalents and restricted cash	142,792	9,636
Cash, cash equivalents and restricted cash at beginning of period	84,687	103,367
Cash, cash equivalents and restricted cash at end of period	$227,479	$113,003
Supplemental disclosure of cash flow information:
Income taxes received, net of payments	$(1,892)	$(12,085)
Interest paid	$61,271	$76,470

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net loss				(11,324)		(11,324)
Other comprehensive loss					(39,405)	(39,405)
Dividends declared ($0.0025 per share)				(127)		(127)
Share-based compensation expense, exercises and other	42	84	4,956			5,040
Balance, March 31, 2020	62,885	125,770	256,357	126,323	(92,112)	416,338
Net loss				(55,627)		(55,627)
Other comprehensive income					30,527	30,527
Dividends declared ($0.0025 per share)				(156)		(156)
Share-based compensation expense, exercises and other	852	1,704	2,376			4,080
Balance, June 30, 2020	63,737	127,474	258,733	70,540	(61,585)	395,162
Net income				46,081		46,081
Other comprehensive income					7,021	7,021
Dividends declared ($0.0025 per share)				(156)		(156)
Share-based compensation expense, exercises and other	(21)	(42)	3,269			3,227
Balance, September 30, 2020	63,716	$127,432	$262,002	$116,465	$(54,564)	$451,335

Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(14,096)		(14,096)
Other comprehensive loss					(6,423)	(6,423)
Dividends declared ($0.0025 per share)				(119)		(119)
Share-based compensation expense, exercises and other	642	1,284	2,774			4,058
Balance, March 31, 2019	62,936	125,872	241,547	186,455	(52,035)	501,839
Net loss				(10,476)		(10,476)
Other comprehensive income					2,387	2,387
Dividends declared ($0.0025 per share)				(114)		(114)
Share-based compensation expense, exercises and other	28	56	3,209			3,265
Balance, June 30, 2019	62,964	125,928	244,756	175,865	(49,648)	496,901
Net income				1,224		1,224
Other comprehensive loss					(10,628)	(10,628)
Dividends declared ($0.0025 per share)				(175)		(175)
Share-based compensation expense, exercises and other	(102)	(204)	4,160			3,956
Balance, September 30, 2019	62,862	$125,724	$248,916	$176,914	$(60,276)	$491,278
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in other current assets represents cash held in a designated account as of September 30, 2020 as required by the Fifth Amendment to the Credit Agreement, which stipulates that the cash held within this account is to be used to repay the 2021 Notes or the Term Loans. Restricted cash included in Other assets, net as of September 30, 2020 represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
    The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$77,256	$67,030
Restricted cash included in Other current assets	133,899	—
Restricted cash included in Other assets, net	16,324	16,261
Cash of discontinued operations	—	1,396
Total cash, cash equivalents and restricted cash	$227,479	$84,687

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
Accordingly, the results of operations from the Movianto business are reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2020 and 2019, and the related assets and liabilities are classified as held-for-sale as of December 31, 2019 in the accompanying balance sheet. We are working with the Buyer on a final working capital adjustment that could result in a benefit in an amount up to $42 million. There is no benefit of any such adjustment reflected in our consolidated financial statements as of September 30, 2020.

The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$—	$106,265	$226,759	$324,308
Cost of goods sold	—	24,399	53,923	78,729
Gross margin	—	81,866	172,836	245,579
Distribution, selling, and administrative expenses	—	81,565	157,512	245,562
Loss on divestiture	—	—	65,472	—
Acquisition-related and exit and realignment charges	—	383	4,825	774
Other operating income, net	—	(20)	(388)	(492)
Operating loss	—	(62)	(54,585)	(265)
Interest expense, net	—	1,887	3,144	5,162
Loss from discontinued operations before income taxes	—	(1,949)	(57,729)	(5,427)
Income tax provision from discontinued operations	—	247	474	688
Loss from discontinued operations, net of tax	$—	$(2,196)	$(58,203)	$(6,115)

We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the nine months ended September 30, 2020.

All revenue and expense included in discontinued operations during the nine months ended September 30, 2020 relates to activity through the Divestiture Date. No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.

We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the three and nine months ended September 30, 2020. These amounts were immaterial for the three and nine months ended September 30, 2020.

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

    The following table provides operating and investing cash flow information for our discontinued operations:

	September 30, 2020	September 30, 2019
Operating Activities:
Depreciation and amortization	$—	$15,466
Loss on divestiture	65,472	—
Investing Activities:
Capital expenditures	3,027	17,298

Note 4—Goodwill and Intangible Assets
The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through September 30, 2020:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2019	$283,905	$109,276	$393,181
Currency translation adjustments	—	(2,786)	(2,786)
Carrying amount of goodwill, September 30, 2020	$283,905	$106,490	$390,395

Intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$268,179	$90,000	$43,238	$270,693	$90,000	$43,055
Accumulated amortization	(113,999)	(22,791)	(13,012)	(92,947)	(16,520)	(9,263)
Net intangible assets	$154,180	$67,209	$30,226	$177,746	$73,480	$33,792
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At September 30, 2020, $67.2 million in net intangible assets were held in the Global Solutions segment and $184.4 million were held in the Global Products segment. Amortization expense for intangible assets was $10.2 million and $10.6 million for the three months ended September 30, 2020 and 2019, respectively, and $31.5 million and $33.4 million for the nine months ended September 30, 2020 and 2019, respectively.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $10.4 million for the remainder of 2020, $39.8 million for 2021, $38.9 million for 2022, $38.7 million for 2023, $33.9 million for 2024 and $28.2 million for 2025.

Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes.

Exit and realignment charges by segment for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Global Solutions segment	$2,714	$969	$6,255	$3,149
Global Products segment	2,877	11	3,364	252
Total exit and realignment charges	$5,591	$980	$9,619	$3,401

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2020 and 2019:

Total
Accrued exit and realignment costs, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	1,391
Information system restructuring costs	183
Other	255
Cash payments	(5,799)
Accrued exit and realignment costs, March 31, 2020	4,192
Provision for exit and realignment activities:
Severance	809
Information system restructuring costs	671
Other	720
Cash payments	(2,072)
Accrued exit and realignment costs, June 30, 2020	4,320
Provision for exit and realignment activities:
Severance	1,950
Information system restructuring costs	77
Other	3,564
Cash payments	(7,083)
Accrued exit and realignment costs, September 30, 2020	$2,828

Accrued exit and realignment costs, December 31, 2018	$7,477
Provision for exit and realignment activities:
Severance	360
Information system restructuring costs	261
Other	83
Cash payments	(2,206)
Accrued exit and realignment costs, March 31, 2019	5,975
Provision for exit and realignment activities:
Severance	1,008
Information system restructuring costs	705
Other	4
Cash payments	(2,301)
Accrued exit and realignment costs, June 30, 2019	5,391
Provision for exit and realignment activities:
Severance	305
Information system restructuring costs	664
Other	11
Cash payments	(2,586)
Accrued exit and realignment costs, September 30, 2019	$3,785

Acquisition-related and exit and realignment charges presented in our consolidated statements of operations includes acquisition-related charges of $0.8 million and $8.9 million for the three and nine months ended September 30, 2020 and $3.5 million and $11.4 million for the three and nine months ended September 30, 2019, respectively, and consisted primarily of transition costs for the Halyard acquisition.

Note 6—Debt
Debt consists of the following:

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes, due September 2021	$178,485	$180,307	$236,234	$229,356
4.375% Senior Notes, due December 2024	244,697	245,122	273,978	212,086
Term A Loans, due July 2022	196,489	199,619	377,420	383,050
Term B Loan, due April 2025	478,127	475,913	480,337	442,217
Revolver	70,000	70,000	177,900	177,900
Receivables Securitization Program	147,580	150,000	—	—
Finance leases and other	13,371	13,371	13,783	13,783
Total debt	1,328,749	1,334,332	1,559,652	1,458,392
Less current maturities	(229,104)	(230,784)	(51,237)	(51,237)
Long-term debt	$1,099,645	$1,103,548	$1,508,415	$1,407,155
We have $178 million of 3.875% senior notes due in 2021 (the 2021 Notes) and $245 million of 4.375% senior notes due in 2024 (the 2024 Notes), with interest payable semi-annually. The 2021 Notes were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2021 Notes and 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate plus 25 basis points for the 2021 Notes and the applicable Benchmark Treasury Rate plus 30 basis points for the 2024 Notes. In June 2020, we announced cash tender offers for up to $240 million aggregate principal amount of our outstanding 2021 Notes and 2024 Notes. As of the Early Settlement Date of June 22, 2020, $54.1 million of the 2021 Notes and $29.0 million of the 2024 Notes were repaid. On the Early Settlement Date, the 2021 Notes were redeemed at 100% of par, and the 2024 Notes were redeemed at 90% of par, resulting in a net gain on extinguishment of debt of $2.9 million. The tender offers remained open through July 2, 2020, and an additional $0.1 million of the 2021 Notes were redeemed at the Base Consideration price of 95% of par by the time the offers closed. Including the tender offer, we used $83.3 million of cash to repurchase $87.9 million aggregate principal amount of the 2021 Notes and 2024 Notes during the first nine months of 2020. Consistent with the terms of the Fifth Amendment to the Credit Agreement, we used $54.1 million of the proceeds from the sale of Movianto to fund the repayment of the 2021 Notes, which were retired in the second quarter as part of the tender offer. As required by the Fifth Amendment to the Credit Agreement, the remaining $78.9 million of proceeds from the sale of Movianto were placed in a designated account and will be used to repurchase a portion of the outstanding 2021 Notes within 210 days of the Divestiture Date or repay a portion of our Term Loans.
We have a Credit Agreement (last amended February 13, 2020) with a $400 million revolving credit facility and $675 million in outstanding term loans. The interest rate on our revolving credit facility and Term A Loans is based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage which varies depending on Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). Our credit spread on the revolving credit facility and Term A Loans at September 30, 2020 was Eurocurrency Rate plus 4.25%. Our Term B Loan accrues interest based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage of 3.50% per annum for Base Rate Loans and 4.50% per annum for Eurocurrency Rate Loans (each as defined in the Credit Agreement). Our credit spread on the Term B Loan at September 30, 2020 was Eurocurrency Rate plus 4.50%. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the revolving credit facility. Our Credit Agreement has a “springing maturity date” with respect to the revolving credit facility, the Term A Loans, and the Term B Loan. If the outstanding balance of the 2021 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2021 Notes, then the Termination Date (as defined in the Credit Agreement) of the revolving credit facility, the Term A Loans, and the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2021 Notes. Likewise, if the outstanding balance of the 2024 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2024 Notes, the Termination Date of the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes.
At September 30, 2020 and December 31, 2019, we had borrowings of $70.0 million and $177.9 million, respectively, under the revolver and letters of credit of $13.9 million and $11.7 million, respectively, outstanding under the Credit Agreement. At September 30, 2020 and December 31, 2019, we had $316.1 million and $209.3 million, respectively, available for borrowing. The December 31, 2019 availability reflected letters of credit associated with discontinued operations of $1.1 million. There were no letters of credit associated with discontinued operations as of September 30, 2020. We also had letters of credit and bank guarantees outstanding for $2.4 million, of which $0.8 million are in process of being transferred to the buyer of Movianto, and $1.6 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
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
On February 19, 2020, we entered into an accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the Receivables Securitization Program the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $325 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) dependent on the tranche period thereto and any breakage fees accrued. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures on February 17, 2023. Our Receivables Securitization Program has a “springing maturity date” with respect to the Term A Loans. If the outstanding balance of the Term A loans have not been paid in full as of the date 91 days prior to the maturity date of the Term A Loans, then the Scheduled Termination Date (as defined in the Receivables Financing Agreement) of the Receivables Securitization Program shall be the date that is 91 days prior to the maturity date of the Term A Loans. In February 2020, we drew $150 million from the Receivables Securitization Program to repay portions of the Term A Loans, consistent with the terms of the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the Credit Agreement requires that any additional draws on the Receivables Securitization Program are restricted for use to repay the 2021 Notes or Term A loans to the extent those instruments are outstanding.
The Credit Agreement, Receivables Securitization Program, and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require the company to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2020.
As of September 30, 2020, scheduled future principal payments of debt were $12.4 million in 2020, $228.5 million in 2021, $218.8 million in 2022, $155.0 million in 2023, $251.0 million in 2024, and $468.8 million thereafter. Current maturities include scheduled principal payments within the next 12 months of $44.6 million and $5.0 million for our Term A and Term B Loans, respectively, $1.0 million in short-term finance leases, and $178.5 million related to our 2021 Notes.

Note 7—Retirement Plans
We have a noncontributory, unfunded retirement plan for certain retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective employees.
The components of net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$362	$332	$1,073	$991
Interest cost	498	601	1,488	1,801
Recognized net actuarial loss	214	260	642	780
Net periodic benefit cost	$1,074	$1,193	$3,203	$3,572

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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of September 30, 2020:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$19,807

Economic (non-designated) hedges
Foreign currency contracts	$28,900	October 2020	Other assets, net	$149	Other liabilities	$—

We terminated $150 million in notional value of interest rate swaps on September 30, 2020. The remaining balance of the fair value adjustments of $10.7 million, which related to these terminated interest rate swaps within accumulated other comprehensive loss, will be recognized in interest expense ratably over the remaining life of the Term B Loan.

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$17,436

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2020:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Income (Loss)		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020		Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Interest rate swaps	$(515)	$(19,913)	Interest expense, net	$(20,975)	$(65,923)	$(3,028)	$(6,889)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2019:

	Amount of Gain/(Loss) Recognized in Other Comprehensive Loss		Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Income/(Expense) Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Interest rate swaps	$(3,356)	$(15,933)	Interest expense, net	$(24,050)	$(75,557)	$(632)	$(1,314)
Foreign currency contracts	$(28)	$608	Cost of goods sold	$(2,012,130)	$(6,176,537)	$262	$319
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three and nine months ended September 30, 2020, we recognized losses of $0.9 million and $2.3 million, respectively, associated with our economic (non-designated) foreign currency contracts. For the three and nine months ended September 30, 2019, we recognized gains of $0.1 million and $1.1 million, respectively, associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating (income) expense, net for our foreign exchange contracts.

Note 9—Income Taxes
The effective tax rate was 13.8% and 9.4% for the three and nine months ended September 30, 2020, compared to (126.5)% and 17.8% in the same periods of 2019. The change in these rates resulted primarily from an income tax benefit recorded in the first and third quarters of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax expense associated with the vesting of restricted stock. In addition, the provision for income taxes reflects an increase in our reserve for uncertain tax positions for the three and nine months ended September 30, 2020 in connection with the IRS’ audit of our 2015 and 2016 consolidated income tax returns described in the subsequent paragraph. The liability for unrecognized tax benefits was $22.5 million at September 30, 2020 and $11.5 million at December 31, 2019. Included in the liability at September 30, 2020 and December 31, 2019 were $1.9 million and $3.1 million, respectively, of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Services (IRS) regarding our 2015 and 2016 Consolidated Income Tax Returns. Within the NOPA, the IRS has asserted that our taxable income for 2015 and 2016 should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United

States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied through the current date. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.

Note 10—Net Income (Loss) per Common Share
The following summarizes the calculation of net income (loss) per common share attributable to common shareholders for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019

Weighted average shares outstanding - basic	60,786	60,030	60,983	60,498
Dilutive shares	137	—	—	—
Weighted average shares outstanding - diluted	60,923	60,030	60,983	60,498

Income (loss) from continuing operations	$46,081	$3,420	$37,332	$(17,233)
Basic and diluted per share	$0.76	$0.06	$0.61	$(0.28)

Loss from discontinued operations	$—	$(2,196)	$(58,203)	$(6,115)
Basic and diluted per share	$—	$(0.04)	$(0.95)	$(0.11)

Net income (loss)	$46,081	$1,224	$(20,871)	$(23,348)
Basic and diluted per share	$0.76	$0.02	$(0.34)	$(0.39)

Note 11—Shareholders' Equity
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2020, no shares were issued and $50 million of common stock remained available under the at-the-market equity financing program.
On October 6, 2020, we completed a follow-on equity offering as further described in Note 15 - Subsequent Events.

Note 12—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2020 and 2019:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, June 30, 2020	$(13,926)	$(23,471)	$(24,188)	$(61,585)
Other comprehensive income (loss) before reclassifications	—	5,173	(516)	4,657
Income tax	—	—	40	40
Other comprehensive income (loss) before reclassifications, net of tax	—	5,173	(476)	4,697
Amounts reclassified from accumulated other comprehensive loss	214	—	3,028	3,242
Income tax	(47)	—	(871)	(918)
Amounts reclassified from accumulated other comprehensive loss, net of tax	167	—	2,157	2,324
Other comprehensive income	167	5,173	1,681	7,021
Accumulated other comprehensive loss, September 30, 2020	$(13,759)	$(18,298)	$(22,507)	$(54,564)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, June 30, 2019	$(7,752)	$(29,306)	$(12,590)	$(49,648)
Other comprehensive loss before reclassifications	—	(9,038)	(3,384)	(12,422)
Income tax	—	—	1,314	1,314
Other comprehensive loss before reclassifications, net of tax	—	(9,038)	(2,070)	(11,108)
Amounts reclassified from accumulated other comprehensive loss	260	—	370	630
Income tax	(61)	—	(89)	(150)
Amounts reclassified from accumulated other comprehensive loss, net of tax	199	—	281	480
Other comprehensive income (loss)	199	(9,038)	(1,789)	(10,628)
Accumulated other comprehensive loss, September 30, 2019	$(7,553)	$(38,344)	$(14,379)	$(60,276)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive loss before reclassifications	—	(8,577)	(19,913)	(28,490)
Income tax	—	—	5,113	5,113
Other comprehensive loss before reclassifications, net of tax	—	(8,577)	(14,800)	(23,377)
Amounts reclassified from accumulated other comprehensive loss	1,067	15,580	6,889	23,536
Income tax	(135)	—	(1,881)	(2,016)
Amounts reclassified from accumulated other comprehensive loss, net of tax	932	15,580	5,008	21,520
Other comprehensive income (loss)	932	7,003	(9,792)	(1,857)
Accumulated other comprehensive loss, September 30, 2020	$(13,759)	$(18,298)	$(22,507)	$(54,564)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive loss before reclassifications	—	(5,793)	(15,325)	(21,118)
Income tax	—	—	5,204	5,204
Other comprehensive loss before reclassifications, net of tax	—	(5,793)	(10,121)	(15,914)
Amounts reclassified from accumulated other comprehensive loss	780	—	995	1,775
Income tax	(187)	—	(338)	(525)
Amounts reclassified from accumulated other comprehensive loss, net of tax	593	—	657	1,250
Other comprehensive income (loss)	593	(5,793)	(9,464)	(14,664)
Accumulated other comprehensive loss, September 30, 2019	$(7,553)	$(38,344)	$(14,379)	$(60,276)
We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net. For the three and nine months ended September 30, 2020, we reclassified $0.2 million and $1.1 million, which included $0.4 million as a result of the Divestiture, respectively, of actuarial net losses. Amounts reclassified from accumulated other comprehensive loss for the nine months ended September 30, 2020 include currency translation adjustments released as a result of the Divestiture. For the three and nine months ended September 30, 2019, we reclassified $0.3 million and $0.8 million, respectively, of actuarial net losses.

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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue:

Global Solutions	$1,865,182	$2,047,379	$5,261,415	$6,305,448
Global Products	473,797	359,835	1,235,391	1,070,808
Total segment net revenue	2,338,979	2,407,214	6,496,806	7,376,256
Inter-segment revenue
Global Products	(151,051)	(114,462)	(378,466)	(355,960)
Total inter-segment revenue	(151,051)	(114,462)	(378,466)	(355,960)
Consolidated net revenue	$2,187,928	$2,292,752	$6,118,340	$7,020,296

Operating income:
Global Solutions	$10,972	$24,916	$8,522	$64,292
Global Products	89,923	16,897	160,268	42,570
Inter-segment eliminations	(8,718)	(243)	(10,322)	774
Intangible amortization	(10,242)	(10,614)	(31,463)	(33,395)
Acquisition-related and exit and realignment charges	(6,382)	(4,522)	(18,500)	(14,776)
Other (1)	—	(324)	—	(853)
Consolidated operating income	$75,553	$26,110	$108,505	$58,612

Depreciation and amortization:
Global Solutions	$9,572	$11,477	$31,273	$31,756
Global Products	11,118	13,128	38,221	40,982
Discontinued operations	—	4,697	—	15,466
Consolidated depreciation and amortization	$20,690	$29,302	$69,494	$88,204

Capital expenditures:
Global Solutions	$3,582	$2,743	$7,545	$7,280
Global Products	10,656	6,791	15,808	13,574
Discontinued operations	—	3,087	3,027	17,298
Consolidated capital expenditures	$14,238	$12,621	$26,380	$38,152
(1) 2019 included interest cost and net actuarial losses related to the U.S. Retirement Plan as well as Software as a Service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.

	September 30, 2020	December 31, 2019
Total assets:
Global Solutions	$2,161,158	$2,205,134
Global Products	1,058,701	930,937
Segment assets	3,219,859	3,136,071
Discontinued operations	—	439,983
Cash and cash equivalents	77,256	67,030
Consolidated total assets	$3,297,115	$3,643,084
The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue:
United States	$2,101,074	$2,200,284	$5,872,143	$6,774,965
International	86,854	92,468	246,197	245,331
Consolidated net revenue	$2,187,928	$2,292,752	$6,118,340	$7,020,296

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
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. The amendments in ASU No. 2018-14 are effective for fiscal years ending after December 15, 2020 and we do not expect this to have a material impact on our consolidated financial statements.
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

Note 15—Subsequent Events
On October 6, 2020, we completed a follow-on equity offering wherein we sold an aggregate of 8,475,000 shares of our common stock at an offering price of $20.50, resulting in net proceeds to us of approximately $165 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase up to an additional 1,271,250 shares of our common stock, which the underwriters exercised in full. Inclusive of this exercised option, net proceeds to us were approximately $190 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions.
We used the proceeds from the follow-on equity offering to repay the remaining $109 million outstanding balance of Term Loan A-1 at par on October 8, 2020, to repay $52 million of our Term Loan A-2 at par on October 15, 2020, and to repay $30 million of borrowings under the revolving credit facility.
On October 30, 2020, we issued a notice of redemption to redeem all of our outstanding 2021 Notes on November 30, 2020 (the “Redemption Date”). The redemption price will include accrued and unpaid interest to, but not including, the Redemption Date, and a redemption premium, equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 25 basis points.

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
Overview and Divestiture of Movianto
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. On June 18, 2020 (the Divestiture Date), we completed the previously announced divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin, Ireland office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. The Divestiture provides us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. A portion of the net proceeds was used to repurchase $54.1 million of our 2021 Notes through a tender offer (see Note 6, “Debt”). We recorded a loss of $65.5 million in connection with the Divestiture for the nine months ended September 30, 2020.
We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Transition service expenses and reimbursements were immaterial for the three and nine months ended September 30, 2020.

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
Income (loss) from continuing operations per diluted share was $0.76 and $0.61 for the three and nine months ended September 30, 2020, respectively, as compared to $0.06 and $(0.28) for the three and nine months ended September 30, 2019, respectively. Global Solutions segment operating income was $11.0 million and $8.5 million for the three and nine months ended September 30, 2020, respectively, compared to $24.9 million and $64.3 million for the three and nine months ended September 30, 2019, respectively. The declines were a result of lower revenues in part from a reduction in elective surgeries as compared to prior year. Global Products segment operating income was $89.9 million and $160.3 million for the three and nine months ended September 30, 2020, respectively, compared to $16.9 million and $42.6 million for the three and nine months ended September 30, 2019, respectively. The increases were a result of higher revenues from greater market demand for personal protective equipment and favorable product mix combined with continued operating efficiencies compared to 2019.

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
Revenue in the first nine months of 2020 of $6.1 billion includes a significant overall impact from COVID-19 related to the reduction of surgical procedures beginning in mid-March, which was partially offset by a greater demand for personal protective equipment (PPE). Operating income also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies. We have expanded our PPE production operations to 24 hours a day, 7 days a week, and have taken measures to increase and improve our production such as retooling existing equipment, installing and optimizing new production lines and ramping up our new non-woven fabric machinery. We have delivered nearly 11 billion units of PPE, of which approximately 4 billion units were produced with materials manufactured in our American factories or Owens & Minor owned facilities, since January 2020. We expect that we will continue servicing our customers' needs related to the heightened demand for our PPE as a result of various factors, including the implementation of new regulations and healthcare protocols calling for increased use of PPE, healthcare professional preference for medical grade PPE, stockpile PPE demand and the creation of new channels for PPE demand in healthcare, non-healthcare and international markets.
We are evaluating various government-sponsored COVID-response stimulus, relief, and production initiatives such as under the Defense Production Act (DPA) and recent Coronavirus Aid, Relief and Economic Security (CARES) Act. In April 2020, under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks to the U.S. government. The nature of the agreement provides a program of expedited partial funding to begin expansion while final terms are completed. Through September 30, 2020, approximately $20.4 million had been expended and reimbursed in accordance with this arrangement. In addition, as allowed under the CARES Act, we filed for $13.0 million and $17.6 million income tax refunds with the Internal Revenue Service (IRS) related to the carryback of net operating losses (NOL) incurred in 2018 and 2019, respectively. As of September 30, 2020, the $13.0 million refund was received and the $17.6 million refund was included in other current assets on our consolidated balance sheet. In connection with these NOL carryback items, we recorded a $7.0 million and $12.2 million benefit to the income tax benefit for the three and nine months ended September 30, 2020.
We are unable to predict the length of the pandemic and the full impact that COVID-19 will have on our future financial position and operating results due to numerous variables and continued uncertainties. Although we have experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic.

Results of Operations

Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Global Solutions	$1,865,182	$2,047,379	$(182,197)	(8.9)%
Global Products	473,797	359,835	113,962	31.7%
Inter-segment	(151,051)	(114,462)	(36,589)	(32.0)%
Net revenue	$2,187,928	$2,292,752	$(104,824)	(4.6)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Global Solutions	$5,261,415	$6,305,448	$(1,044,033)	(16.6)%
Global Products	1,235,391	1,070,808	164,583	15.4%
Inter-segment	(378,466)	(355,960)	(22,506)	(6.3)%
Net revenue	$6,118,340	$7,020,296	$(901,956)	(12.8)%

The change in net revenue for the three and nine months ended September 30, 2020 reflected the impact of a reduction in elective surgical procedures, primarily due to the impact of COVID-19, and lower distribution revenues as a result of customer non-renewals that occurred in 2019. These were partially offset by revenue growth in Global Products from increased demand for PPE and growth in Byram, our Home Healthcare business. Foreign currency translation had a favorable impact on net revenue of $1.9 million for the three months ended September 30, 2020 and an unfavorable impact on net revenue of $1.7 million for the nine months ended September 30, 2020, as compared to the prior year.

Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of goods sold	$1,843,589	$2,012,130	$(168,541)	(8.4)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of goods sold	$5,236,035	$6,176,537	$(940,502)	(15.2)%

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

Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Gross margin	$344,339	$280,622	$63,717	22.7%
As a % of net revenue	15.74%	12.24%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Gross margin	$882,305	$843,759	$38,546	4.6%
As a % of net revenue	14.42%	12.02%

Gross margin in the three and nine months ended September 30, 2020 were impacted by improved sales mix and productivity, operating efficiencies in Global Products and a favorable impact from foreign currency translation of $5.4 million and $1.1 million, respectively.

Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Distribution, selling and administrative expenses	$262,538	$248,661	$13,877	5.6%
As a % of net revenue	12.00%	10.85%
Acquisition-related and exit and realignment charges	$6,382	$4,522	$1,860	41.1%
Other operating (income) expense, net	$(134)	$1,329	$(1,463)	(110.1)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Distribution, selling and administrative expenses	$758,320	$767,986	$(9,666)	(1.3)%
As a % of net revenue	12.39%	10.94%
Acquisition-related and exit and realignment charges	$18,500	$14,776	$3,724	25.2%
Other operating (income) expense, net	$(3,020)	$2,385	$(5,405)	(226.6)%

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
Overall DS&A expenses were affected by the revenue decline and change in mix and investments in the business, partially offset by operational efficiencies.  DS&A expenses also included an unfavorable impact for foreign currency translation of $0.3 million for the three months ended September 30, 2020 and a favorable impact for foreign currency translation of $0.3 million for the nine months ended September 30, 2020.

Acquisition-related charges were $0.8 million and $8.9 million for the three and nine months ended September 30, 2020, compared to $3.5 million and $11.4 million for the same periods of 2019. Acquisition-related charges in 2020 and 2019 consist primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $5.6 million and $9.6 million for the three and nine months ended September 30, 2020, compared to $1.0 million and $3.4 million for the same periods of 2019. Amounts in 2020 were associated with severance from reduction in force, post divestiture costs related to the Movianto business and other costs related to the reorganization of the U.S. commercial, operations and executive teams. Amounts in 2019 were associated with severance costs, the establishment of our client engagement center, and IT restructuring charges.

The change in other operating (income) expense, net was attributed primarily to higher foreign currency transaction gains compared to prior year, gain on legal settlement, and lower software as a service implementation expenses due to the adoption of ASU No. 2018-15 as of January 1, 2020. See Note 14 in Notes to Consolidated Financial Statements.

Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Interest expense, net	$20,975	$24,050	$(3,075)	(12.8)%
Effective interest rate	5.64%	6.04%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Interest expense, net	$65,923	$75,557	$(9,634)	(12.8)%
Effective interest rate	6.35%	7.38%
Interest expense, net for the three and nine months ended September 30, 2020 decreased primarily due to a reduction in debt and a decrease in our effective interest rate, which were partially offset by the amortization of additional deferred financing costs as a result of the Fifth Amendment to the Credit Agreement in February 2020. See Note 6 in Notes to Consolidated Financial Statements.

Other expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Other expense, net	$1,093	$550	$543	98.7%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Other expense, net	$1,387	$4,014	$(2,627)	(65.4)%

Other expense, net for the three months ended September 30, 2020 and September 30, 2019 primarily relate to interest cost and net actuarial losses related to the U.S. Retirement Plan. Other expense, net for the nine months ended September 30, 2020 includes the write-off of deferred financing costs, third party fees incurred, and interest cost and net actuarial losses related to the U.S. Retirement Plan, offset by a gain from the surrender of company-owned life insurance policies and gain on extinguishment of debt related to the partial repurchase of our 2021 and 2024 Notes. Other expense, net for the nine months ended September 30, 2019 includes interest cost and net actuarial losses related to the U.S. Retirement Plan, the write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement in February 2019, and gain on extinguishment of debt related to the partial repurchase of our 2021 Notes.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Income tax provision (benefit)	$7,404	$(1,910)	$9,314	487.6%
Effective tax rate	13.8%	-126.5%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2020	2019	$	%
Income tax provision (benefit)	$3,863	(3,726)	$7,589	203.7%
Effective tax rate	9.4%	17.8%

The change in the effective tax rates compared to 2019 resulted primarily from an income tax benefit recorded in the first and third quarters of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, year over year changes in, and mixture of, income and losses in jurisdictions in which we operate, and the incremental income tax expense associated with the vesting of restricted stock. In addition, the provision for income taxes reflects an increase in our reserve for uncertain tax positions for the three and nine months ended September 30, 2020 in connection with the IRS’ audit of our 2015 and 2016 consolidated income tax returns described in Note 9 in the Notes to Consolidated Financial Statements.

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

	September 30, 2020	December 31, 2019	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$77,256	$67,030	$10,226	15.3%
Accounts receivable, net of allowances	$688,884	$674,706	$14,178	2.1%
Consolidated DSO (1)	27.7	27.1
Merchandise inventories	$1,095,410	$1,146,192	$(50,782)	(4.4)%
Consolidated inventory turnover (2)	6.8	6.6
Accounts payable	$946,116	$808,035	$138,081	17.1%
    (1) Based on period end accounts receivable and net revenue for the quarter
    (2) Based on average inventory and annualized costs of goods sold for the quarter ended September 30, 2020 and year ended December 31, 2019
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, which relates to continuing operations and discontinued operations:

(Dollars in thousands)	2020	2019
Net cash provided by (used for):
Operating activities	$268,196	$139,105
Investing activities	112,830	(37,932)
Financing activities	(244,955)	(89,294)
Effect of exchange rate changes	6,721	(2,243)
Net increase in cash, cash equivalents and restricted cash	$142,792	$9,636
Cash provided by operating activities in the first nine months of 2020 reflected fluctuations in net income along with favorable changes in working capital.
Cash provided by investing activities in the first nine months of 2020 included cash consideration received of $133.0 million from the sale of Movianto, proceeds of $6.0 million from the surrender of company-owned life insurance policies, and capital expenditures of $26.4 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software. Cash used for investing activities in 2019 included capital expenditures for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software.

Cash used for financing activities in the first nine months of 2020 included dividend payments of $0.5 million and repayments of $107.9 million under our revolving credit facility, compared to $5.1 million and $36.1 million, respectively, for the same period of 2019. We also had proceeds from borrowings of $150.0 million related to the Accounts Receivable Securitization Program in the first nine months of 2020. Financing activities also included repayments of $270.4 million in the first nine months of 2020 compared to $40.7 million in the same period of 2019 on our term loans (under the Credit Agreement) and 2021 and 2024 Notes. We used $83.3 million of cash to repurchase $87.9 million aggregate principal amount of the 2021 and 2024 Notes during the first nine months of 2020. We also paid $10.4 million in financing costs related to the February 2020 Accounts Receivable Securitization Program and the February 2020 Fifth Amendment to the Credit Agreement, as compared to $4.3 million in financing costs related to the February 2019 Fourth Amendment to the Credit Agreement.
Capital resources. Our sources of liquidity include cash and cash equivalents, a revolving credit facility under our Credit Agreement with Bank of America, N.A, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and a syndicate of lenders (the Credit Agreement), and the Receivables Securitization Program. The Credit Agreement provides a revolving borrowing capacity of $400 million. The interest rate on our revolving credit facility and Term A Loans is based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage which varies depending on Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). Our credit spread on the revolving credit facility and Term A Loans at September 30, 2020 was Eurocurrency Rate plus 4.25%. Our Term B Loan accrues interest based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage of 3.50% per annum for Base Rate Loans, and 4.50% per annum for Eurocurrency Rate Loans (each as defined in the Credit Agreement). Our credit spread on the Term B Loan at September 30, 2020 was Eurocurrency Rate plus 4.50%. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the revolving credit facility.
At September 30, 2020 and December 31, 2019, we had borrowings of $70.0 million and $177.9 million, respectively, under the revolver and letters of credit of $13.9 million and $11.7 million, respectively, outstanding under the Credit Agreement. At September 30, 2020 and December 31, 2019, we had $316.1 million and $209.3 million, respectively, available for borrowing. The December 31, 2019 availability reflected letters of credit associated with discontinued operations of $1.1 million. There were no letters of credit associated with discontinued operations as of September 30, 2020. We also had letters of credit and bank guarantees outstanding for $2.4 million, of which $0.8 million are in process of being transferred to the buyer of Movianto, and $1.6 million and $1.5 million as of September 30, 2020 and December 31, 2019, respectively, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
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
On February 19, 2020, we entered into an accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the Receivables Securitization Program the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $325 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) dependent on the tranche period thereto and any breakage fees accrued. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures on February 17, 2023. Our Receivables Securitization Program has a “springing maturity date” with respect to the Term A Loans. If the outstanding balance of the Term A loans have not been paid in full as of the date 91 days prior to the maturity date of the Term A Loans, then the Scheduled Termination Date (as defined in the Receivables Financing Agreement) of the Receivables Securitization Program shall be the date that is 91 days prior to the maturity date of the Term A Loans. In February 2020, we drew $150 million from the Receivables Securitization Program to repay portions of the Term A Loans, consistent with the terms of the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the

Credit Agreement requires that any additional draws on the Receivables Securitization Program are restricted for use to repay the 2021 Notes or Term A loans to the extent those instruments are outstanding.
The Credit Agreement, Receivables Securitization Program, and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require the company to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2020.
Current maturities include scheduled principal payments within the next 12 months of $44.6 million and $5.0 million for our Term A and Term B Loans, respectively, $1.0 million in short-term finance leases, and $178.5 million related to our 2021 Notes.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2020 no shares were issued and $50 million of common stock remained available under the at-the-market equity financing program.
On October 6, 2020, we completed a follow-on equity offering wherein we sold an aggregate of 8,475,000 shares of our common stock at an offering price of $20.50, resulting in net proceeds to us of approximately $165 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase up to an additional 1,271,250 shares of our common stock, which the underwriters exercised in full. Inclusive of this exercised option, net proceeds to us were approximately $190 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions.
We used the proceeds from the follow-on equity offering to repay the remaining $109 million outstanding balance of Term Loan A-1 at par on October 8, 2020, to repay $52 million of our Term Loan A-2 at par on October 15, 2020, and to repay $30 million of borrowings under the revolving credit facility.
On October 30, 2020, we issued a notice of redemption to redeem all of our outstanding 2021 Notes on November 30, 2020 (the “Redemption Date”). The redemption price will include accrued and unpaid interest to, but not including, the Redemption Date, and a redemption premium, equal to the greater of (i) 100% of the principal amount of the 2021 Notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 25 basis points.
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
The third quarter dividend of $0.0025 per share was paid in September 2020. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $32.0 million and $52.9 million at September 30, 2020 and December 31, 2019, respectively. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of September 30, 2020. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2020 for all our foreign subsidiaries.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on September 30, 2020.
Forward-looking Statements
Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, and any worsening of the pandemic or future pandemics, related governmental responses, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, or temporary production and distribution center and office closures due to reduced workforces or government mandates, availability of raw materials, potential resulting labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, impacts of the pandemic or future pandemics on other third parties with whom we conduct business, the healthcare industry, and the broader business environment, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;
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
•the potentially adverse impact of the United Kingdom’s withdrawal from the European Union; and
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented by Item 8.01 of our Current Report on Form 8-K filed with the SEC on March 27, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.
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
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are primarily denominated in the Euro, Thai baht and Mexican Peso. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $675 million in borrowings under our term loans, $70 million in borrowings under our revolving credit facility, $148 million in borrowings under our Receivables Securitization Program, and $14 million in letters of credit under the Credit Agreement at September 30, 2020. After considering the effects of interest rate swap agreements outstanding as of September 30, 2020, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $6 million per year based on our borrowings outstanding at September 30, 2020.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.58 and $3.06 per gallon in the first nine months of 2020 and 2019, respectively. Based on our fuel consumption in the first nine months of 2020, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information

Item 1. Legal Proceedings
Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2019. Through September 30, 2020, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors
Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Form 10-Q for the three months ended March 31, 2020. Through September 30, 2020, there have been no material changes in the risk factors described in such Annual Report and also no material changes in the risk factors described in the First Quarter 2020 Form 10-Q quarterly report.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2020, no shares were issued and $50 million of common stock remained available under the at-the-market equity financing program.

On October 6, 2020, we completed a follow-on equity offering wherein we sold an aggregate of 8,475,000 shares of our common stock at an offering price of $20.50, resulting in net proceeds to us of approximately $165 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase up to an additional 1,271,250 shares of our common stock, which the underwriters exercised in full. Inclusive of this exercised option, net proceeds to us were approximately $190 million after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions.

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

Owens & Minor, Inc.
(Registrant)

Date:	November 2, 2020	/s/ Edward A. Pesicka
Edward A. Pesicka
President & Chief Executive Officer

Date:	November 2, 2020	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer