Form 10-K
period 2020-12-31
OWENS & MINOR INC/VA/
filed 2021-02-24
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2020

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was approximately $468,364,603 as of June 30, 2020.
The number of shares of the Company’s common stock outstanding as of February 16, 2021 was 73,498,525 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on April 29, 2021, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I
Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers, manufacturers and directly to patients across the continuum of care. Our teammates serve healthcare industry customers in over 70 countries, by providing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
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
Our service offerings to healthcare providers include supplier management, analytics, inventory management, and clinical supply management. These value-add services help providers improve their processes for contracting with vendors, purchasing supplies and streamlining inventory. These services include our operating room-focused inventory management program that helps healthcare providers manage suture and endo-mechanical inventory, as well as our customizable surgical supply service that includes the kitting and delivery of surgical supplies in procedure-based totes to coincide with the healthcare providers' surgical schedule.
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
We operate a network of 46 distribution centers located throughout the continental United States, which are strategically located to efficiently serve our provider and manufacturer customers. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management.
We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing products. We have deployed low-unit-of-measure automated picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in performing certain warehousing processes. We partner with a third party company to deliver most supplies in the United States. We also use contract carriers and parcel delivery services when they are more cost-effective and timely.
The majority of our distribution arrangements compensate us on a cost-plus percentage basis, under which a negotiated percentage mark-up is added to the contract cost of the product agreed to by the supplier and customer or Group Purchasing Organization (GPO). We price our services for other arrangements under activity-based pricing models. In these cases, pricing depends upon the type, level and/or complexity of services that we provide to customers, and in some cases we do not take title to the product (although we maintain certain custodial risks). As a result, this fee-for-service pricing model aligns the fees we charge with the cost of the services provided, which is a component of distribution, selling and administrative expenses, rather than with the cost of the product, which is a component of cost of goods sold.

Byram Healthcare (Byram or Home Healthcare) expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies. Byram specializes in various patient care product lines including diabetes, ostomy, wound care, urology, incontinence and other. We receive payments for products sold through Byram from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers and directly from patients. Byram has a nationwide sales force, focusing on managed care and key referral sources, six centers of excellence aligned with specific product categories, and a nationwide network to optimize shipping distance and time.
Certain assets, liabilities and contracts of Fusion5 were sold on December 31, 2020. The sold assets and liabilities are not included in our consolidated balance sheet at December 31, 2020. This business did not qualify as discontinued operations and, accordingly, its financial results were included in income from continuing operations during 2020.

Global Products
Our Global Products segment manufactures and sources medical surgical products through our production and kitting operations. We provide medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels.
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
Our Customers
We currently provide products and services to thousands of healthcare provider customers either directly or indirectly through third-party distributors. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets as well as smaller, independent hospitals. In addition to contracting with healthcare providers at the Integrated Delivery Network (IDN) level and through GPOs, we also contract with other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). Below is a summary of these agreements:

GPO	Year of Renewal or Extension	Term	Sales to Members as a % of Consolidated Net Revenue in 2020
Vizient	2020	2 years	36%
Premier	2016	5 years	21%
HPG	2017	4 years	15%

We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our suppliers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. In the Global Solutions segment, no sales of products from any individual suppliers exceeded 10% of our consolidated net revenue for 2020.
Asset Management
In our business, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We continually work to refine our processes to optimize inventory and collect accounts receivable.
Inventory
We actively monitor inventory for obsolescence and use inventory turnover and other operational metrics to measure our performance in managing inventory. We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with suppliers on inventory productivity initiatives. When we convert large-scale IDN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required.
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
We have approximately 1,100 patents and patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical and infection protection products and currently have approximately 140 issued patents in the U.S. and approximately 680 issued patents in countries outside the U.S. These patents generally expire between 2021 and 2040. We do not license any patents from third parties that are material to our business.
We also file patent applications for innovative product lines and solutions that result from our technical expertise. In order to protect our ongoing research & development investments, we have approximately 60 pending patent applications in the U.S. and approximately 230 pending patent applications in countries outside of the U.S.
With respect to trademarks, we have approximately 1,100 trademarks and trademark applications pending in the United States and other countries that are used to designate or identify our company or products. We have approximately 120 U.S. registration trademarks and approximately 860 registered trademarks outside of the U.S. We also have approximately 50 pending trademark applications in the U.S. and approximately 80 pending trademark applications outside of the U.S.
We distribute products bearing the well-known “Halyard” brand. Other well-known registered trademarks we use include Aero Blue, Quick Check, Smart-Fold, One Step, Purple, Purple Nitrile, and Purple Nitrile-Xtra.
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
Since we market our products worldwide, certain products of a local nature and variations of product lines must also meet other local regulatory requirements. Certain additional risks are inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action. Demand for many of our existing and new medical devices is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse our customers for patients’ medical expenses in the countries where we do business. Statutory and regulatory requirements for Medicaid, Medicare, and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. We cannot predict the nature of such measures or their impact on our business, results of operations, financial condition and cash flows. Any reduction in the amount of reimbursements received by our customers could harm our business by reducing their selection of our products, their ability to pay and the prices they are willing to pay.
Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. We believe we are in material compliance with all statutes and regulations applicable to our operations.

Human Capital Resources

Employee Overview
At Owens & Minor, teammates are at the heart of everything that we do. Through their creativity, talent and hard work, our teammates allow Owens & Minor to offer exceptional products and services and provide the force that propels our mission to empower our customers to advance healthcare. Thus, Owens & Minor is committed to providing a culture and benefits necessary to attract and retain top talent. Owens & Minor also is committed to creating an environment that allows our teammates to perform at a high level, emphasizes a culture of safety and is conducive to professional and personal growth.
At the end of 2020, Owens & Minor employed approximately 6,300 full- and part-time teammates in the U.S. and 12,500 teammates outside of the U.S. None of Owens & Minor’s domestic teammates are represented by a labor union or subject to a collective bargaining agreement (“CBA”), but most of our teammates outside the U.S. (OUS) are represented and covered by a CBA. Throughout our operations, we continue to have positive relationships with our teammates, as well as the unions and works councils that represent our OUS teammates.
We depend on our key personnel to successfully operate our business, including our executive officers, senior corporate management and management at our operating segments. We seek to attract and retain top talent for these critical roles by offering competitive base and incentive compensation packages (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. We periodically review and adjust, if needed, our teammates’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that our offerings are competitive within the industry and consistent with Company performance. We have also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support the communities we serve, but also provide experiences for teammates to promote a collaborative and rewarding work environment.
In order to take advantage of available opportunities and successfully implement our long-term strategy, Owens & Minor understands that we must be able to employ, train and retain the necessary skilled personnel. To that end, Owens & Minor supports and utilizes various training and educational initiatives, and we have developed Company-wide and project-specific employee training and educational programs. Key programs focus on employee safety, leadership development, health and wellness, work-life balance, talent management, diversity and inclusion, and employee engagement. At Owens & Minor, we believe that diversity, inclusion and teammate engagement are integral to our vision, strategy and business success, and we pride ourselves on sustaining a culture that respects teammates and values concern for others. We believe that fostering an environment that values diversity, inclusion and ethical conduct creates an organization that is able to embrace, leverage and respect differences among our teammates, customers and the communities where we live, work and serve. We also believe that our teammates are the face of Owens & Minor, and we expect every teammate to model our shared values and commitment to ethical business practices set forth in our Code of Honor.
We believe that our efforts to create an environment that is conducive to our values and teammate success have been rewarded, as Owens & Minor continues to enjoy high levels of teammate engagement, satisfaction and retention. We also hold our teammates to a high standard of performance, and we regularly evaluate teammates’ productivity against current requirements, future demand expectations and historical trends. From time to time, we may add, reduce or adjust resources in certain areas in an effort to align with changing demands.

Our Board of Directors’ Role in Human Capital Resource Management
Our Board of Directors believes that human capital management, and the ability to attract, retain and develop key talent, is an essential component of Owens & Minor’s continued growth and success. Our Board also believes that effective human capital management is vital to maintaining a culture that reflects Owens & Minor’s core values and our shared commitment to excellence and ethical business practices.
Management regularly reports to the Compensation and Benefits Committee of the Board of Directors on human capital management topics, including corporate culture, diversity and inclusion, teammate development and compensation and benefits. From time to time, Owens & Minor also conducts teammate engagement surveys to solicit feedback, and reports to the Board on findings developed through these surveys. The Compensation and Benefits Committee has oversight of talent retention and development, including succession planning, and the Board of Directors provides input on important decisions in each of these areas.
Employee Benefits
The Compensation and Benefits Committee believes employee benefits are an essential component of a competitive total compensation package. Owens & Minor’s benefits programs are designed to attract and retain our top talent, and include medical, health and dental insurance, long-term disability insurance, accidental death and disability insurance, travel and accident insurance, and our 401(k) Savings and Retirement Plan. As part of the 401(k) Savings and Retirement Plan, Owens & Minor generally matches 100 percent of the first 4 percent of compensation contributed by a teammate into the 401(k) Savings and Retirement Plan, subject to the Internal Revenue Code and our 401(k) Savings and Retirement Plan limits. Additionally, Owens & Minor may make a discretionary contribution (subject to certain limitations as defined in the 401(k) Savings and Retirement Plan document) to each participant employed on the last day of the plan year who has worked at least 1,000 hours during the year. Lastly, Owens & Minor may also make a profit sharing contribution to the 401(k) Savings and Retirement Plan, at the discretion of the Board of Directors.

COVID-19 Response
In response to the COVID-19 pandemic experienced in 2020, Owens & Minor implemented health and safety protocols to protect our teammates and customers. These protocols meet or exceed health and safety standards required by federal, state and local government agencies, and are based on guidance from the Centers for Disease Control and Prevention and other public health authorities. Actions taken to protect our teammates and customers in response to the COVID-19 pandemic include:

•Providing personal protective equipment (PPE) to teammates in distribution and manufacturing locations;
•Training teammates on proper use of PPE, social distancing, and other mitigation efforts;
•Implementing temperature scans and quarantine protocols;
•Significantly increased remote work and virtual interactions among teammates and with customers;
•Policies were adjusted to assist teammates that need time away from work due to illness, potential exposure or to care for sick family members;
•Adjusted product delivery methods to keep drivers and hospital personnel safe.
For additional discussion of the impact of the COVID-19 pandemic on our business, including on our human capital resources, refer to the Risk Factors in Item 1A of this Form 10-K.

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
You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding Owens & Minor, Inc. (http://www.sec.gov).
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
We are subject to risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the global pandemic associated with the 2019 novel coronavirus (COVID-19).
As a global healthcare solutions company, we are impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased uncertainty and unpredictability of global economic conditions and the demand for and supply of raw materials and finished goods required for our operations. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions and the adoption of remote working, have impacted our operations. In these challenging and dynamic circumstances, we continue to work to protect our teammates and the public, maintain business continuity and sustain our operations, including ensuring the safety and protection of the people who work in our production and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. We may restrict the operations of our production and distribution centers if we deem it necessary or if recommended or mandated by governmental authorities which would have an adverse impact on us. There is a risk that revenues will decrease ultimately resulting in less cash flow, we may see longer duration in receivables collection, and the need to expedite payments to important suppliers may grow. COVID-19 has impacted and may further impact our supply chains relative to global demand for our facial protection, nitrile gloves, and protective apparel products. COVID-19 has also affected and may further affect the ability of suppliers and vendors to provide products and services to us or to do so at acceptable quality levels or prices. Some of these factors could increase the demand for our products, while others could decrease demand or make it more difficult for us to serve customers. For example, the significant reduction in elective surgical procedures, which began mid-March of 2020, resulted in a material negative impact on our revenue for 2020. Any worsening of the COVID-19 pandemic or future outbreaks could result in similar reductions in elective surgical procedures or otherwise reduce demand for our products, any of which could have a material negative impact on our revenues and profit for future periods.
Although we have experienced significant growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic. We may also see a decline in such growth rates and sales volumes when the impact of the pandemic subsides and the healthcare system returns to a more normalized state. In particular, demand for such products may also decline as government-sponsored COVID-19 response stimulus, relief and production initiatives, such as those under the Defense Production Act (DPA) and the Coronavirus Aid, Relief and Economic Security (CARES) Act, expire. An accelerated shift of demand away from certain of our products and services could also adversely impact our revenues and profit margins.
Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Due to the speed with which the situation is developing and the uncertainty of its duration, any future outbreaks, similar pandemics, the timing of recovery, travel restrictions, business closures or business disruptions, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, we are not able at this time to predict the extent to which the COVID-19 pandemic, or any future outbreaks or similar pandemics, may have a material effect on our financial or operational results. However, the following adverse risks exist:

•Actions by the United States government or other foreign government could affect our business. These actions include purchasing products that we make or sell, imposing new product standards or allowing the use of alternative products, instituting regulatory requirements to purchase only locally manufactured products, exercising control over manufacturing or distribution operations, including use of the DPA, taking trade actions including the imposition or removal of tariffs or import / export controls, subsidizing the supply of products, or other actions;
•Quarantine decisions by public or private entities may influence our ability to operate or our ability to ship or receive products. For example, if shipping companies cease or reduce land or sea freight channels, raw material and finished good deliveries may be slowed or stopped;
•Our customers may change their payment patterns or lose their ability to pay invoices, which could have a material adverse impact on our cash flow;
•Our suppliers may increase pricing or impose new purchasing requirements, such as minimum purchase quantities or pay-in-advance payment terms, which could have a material adverse impact on our cash flow;
•Raw materials or finished goods that we require for our operations may not be available, or pricing for such items may increase beyond the willingness of our customers to pay;
•New competitors may enter our market, including both small and large scale manufacturers;
•COVID-19 illness among our workers in manufacturing or distribution operations could impact our operations or compel the closure of one or more facilities for an unknown period of time. Labor relations in our facilities related to COVID-19 could also negatively impact our operations;
•We may invest in additional manufacturing capacity for which demand slows in the future, which could have a material adverse impact on our cash flow; and
•Technology infrastructure failures could materially inhibit our operations that currently include a substantial portion of remote work. For example, voice or data line failures resulting from natural, manmade or cyber-attack could impair our ability to operate.
We have incurred additional costs to ensure we meet the needs of our customers, including increasing our workforce in order to produce or distribute certain essential products for our customers, providing personal protective equipment to our workforce, incremental shipping and transportation costs, incremental technology costs, and additional cleaning costs throughout our facilities. We expect to continue to incur additional costs, which may be significant as we continue to implement operational changes in response to this pandemic, any future outbreaks or similar pandemics. Further, our management is focused on mitigating COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay other value added services and strategic initiatives. Additionally, some of our teammates are currently working remotely. An extended period of remote work arrangements, and any worsening of the COVID-19 pandemic, or future outbreaks, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. If we do not respond appropriately to the pandemic, any future outbreaks or similar pandemics, or if customers do not perceive our response to be adequate for the United States or our international markets, we could suffer damage to our reputation and our brands, which could adversely affect our business.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
We face competition and accelerating pricing pressure.
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by pricing and margin pressure for our business. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain outsourced logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses.
These competitive pressures could have a material adverse effect on our results of operations and financial condition.In addition, in recent years, the healthcare industry in the United States has experienced and continues to experience significant consolidation in response to cost containment legislation and general market pressures to reduce costs. This consolidation of our customers and suppliers generally gives them greater bargaining power to reduce the pricing available to them, which may adversely impact our results of operations and financial condition.
We have concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations.
In 2020, although no single customer accounted for 5% of our consolidated net revenue, our top ten customers in the United States represented approximately 21% of our consolidated net revenue. In addition, in 2020, approximately 72% of our consolidated net revenue was from sales to member hospitals under contract with our largest group purchasing organizations (GPO): Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.
Our operating income is dependent on certain significant domestic suppliers.
In North America, we distribute products from approximately 1,100 suppliers and are dependent on these suppliers for the continuing supply of products. In 2020, sales of products of our ten largest domestic suppliers accounted for approximately 41% of consolidated net revenue. No sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2020. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations and financial condition.
An interruption in the ability of our business to manufacture products may have a material adverse effect on our business.
We manufacture the majority of our products in nine facilities: four in the United States, one each in Thailand, Ireland and Honduras and two in Mexico. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including pandemic, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at required levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An inability to obtain key components, raw materials or manufactured products from third parties may have a material adverse effect on our Global Products segment.
Our Global Products segment depends on the availability of various components, raw materials and manufactured products supplied by others for its operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including pandemic, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, or other reasons, that could negatively impact our ability to manufacture or deliver our products and could lead to exposure to regulatory actions. Further, for quality assurance or cost effectiveness, we have purchased from sole suppliers certain components and raw materials such as polymers used in our products, and we expect to continue to purchase these components and raw materials from these sole suppliers. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the U.S. Food and Drug Administration (FDA) and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects the ability to manufacture or deliver our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
As of December 31, 2020, on a consolidated basis we had approximately $1.0 billion of aggregate principal amount of secured indebtedness as well as approximately $211 million in contractual obligations under our operating leasing arrangements and $283 million of undrawn availability under our credit facilities. Our ratio of total debt to total shareholders’ equity as of December 31, 2020 was 144%.
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
Our 2024 Notes become due and payable in December 2024. We may need to raise capital in order to repay the 2024 Notes. As of December 31, 2020, we owed $246 million in principal under our 2024 Notes. If we are unable to raise sufficient capital to repay this obligation at maturity and we are otherwise unable to extend the maturity dates or refinance this obligation, we would be in default. Additionally, our Credit Agreement has a “springing maturity date” with respect to the Term B Loan. If as of the date 91 days prior to the maturity date of our 2024 Notes, all outstanding amounts under the 2024 Notes have not been paid in full, the Termination Date of the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay this obligation or that we will be able to extend the maturity dates or otherwise refinance this obligation. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our indebtedness service obligations to increase significantly.
Certain borrowings under our Credit Agreement and Receivables Securitization Program bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on our variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease.
Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.
Our Credit Agreement, including our Term Loans and Revolver, Receivables Securitization Program, as well as the indentures that govern our existing senior notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.
Our credit facilities and the indentures governing our existing notes include restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in acquisitions, mergers, consolidations and liquidations; use of proceeds from asset dispositions for general corporate purposes, restricted payments, or investments; enter into transactions with affiliates; make capital expenditures; and amend, modify or prepay certain indebtedness. Under our credit facilities, we are subject to financial covenants that require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
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
Our ability to comply with covenants contained in the credit facilities, including the Credit Agreement and Receivables Securitization Program, and the indentures governing our existing senior notes and any other debt or other agreements to which we are or may become a party, may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Even if we are able to comply with all of the applicable covenants, the restrictions on our ability to manage our business in our sole discretion could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us.
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
Our business may be adversely affected if we are unable to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of such rights.
Our intellectual property is an important part of our business. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products and services, potentially resulting in the loss of our competitive advantage and a decrease in our revenue, which would adversely affect our business prospects, financial condition and results of operations. Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of intellectual property rights, such as patents, trademarks, copyrights, trade secrets (including know-how) and domain names, in addition to employee and third-party confidentiality agreements, intellectual property licenses and other contractual rights, to establish, maintain, protect and enforce our rights in our technology, proprietary information and processes. For example, we rely on trademark protection to protect our rights to various marks as well as distinctive logos and other marks associated with our products and services. Furthermore, intellectual property laws and our procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete.
Other parties may also independently develop technologies, products and services that are substantially similar or superior to ours. We also may be forced to bring claims against third parties. However, the measures we take to protect our intellectual property from unauthorized use by others may not be effective, and there can be no assurance that our intellectual property rights will be sufficient to protect against others offering technologies, products or services that are substantially similar or superior to ours and that compete with our business. Our management’s attention may be diverted by these attempts, and we may need to use funds in litigation to protect our proprietary rights against any infringement, misappropriation or other violation.
We may become subject to litigation brought by third parties claiming infringement, misappropriation or other violation by us of their intellectual property rights.
Our commercial success depends in part on avoiding infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties. However, we may become party to disputes from time to time over rights and obligations concerning intellectual property held by third parties. For example, third parties may allege that we have infringed upon or not obtained sufficient rights in the technologies used in our products and services. We cannot assure that we are not infringing or violating, and have not infringed or violated, any third-party intellectual property rights, or that we will not be held to have done so or be accused of doing so in the future. Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, is settled out of court or is determined in our favor, could be time consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business. Our liability insurance may not cover potential claims of this type adequately or at all. Any of these events could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our business and operations depend on the proper functioning of critical facilities, supply chain and distribution networks.
Damage or disruption to our supply chain and distribution capabilities due to pandemic, weather, natural disaster, fire, terrorism, strikes, the financial and/or operational instability of key suppliers, geo-political events or other reasons could impair our ability to distribute products and conduct our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be a material adverse effect on our business, financial condition or results of operations.  For example, COVID-19 has caused supply chain disruptions for certain manufacturers of medical products and an increased demand for these products resulting in the implementation of product allocations by certain manufacturers.
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
We operate throughout the United States and other countries. As a result, we are subject to the tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal LIFO (last-in, first-out) treatment of inventory in the United States or changes in tax accounting methods for inventory, import tariffs and taxes, or other tax items. In addition, a new presidential administration and a new Congress recently took office in the United States. It is not yet known what changes Congress, working with the President, will make to existing tax laws and how those changes (if any) will affect the economy, our business, results of operations, financial condition and cash flows. These and other changes in tax laws and regulations could adversely affect our tax positions, tax rate or cash payments for taxes. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives.
Our global operations increase the extent of our exposure to the economic, political, currency, regulatory and other risks of international operations.
Our global operations involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business and results of operations:
•Lack of familiarity with and expertise in conducting business in foreign markets;
•Foreign currency fluctuations and exchange risk;
•Unexpected changes in foreign regulations or conditions relating to labor, the economic or political environment, and social norms or requirements;
•Adverse tax consequences and difficulties in repatriating cash generated or held abroad;
•Local economic environments, recession, inflation, indebtedness, currency volatility and competition; and
•Changes in trade protection laws and other laws affecting trade and investment, including import/export regulations in both the United States and foreign countries.
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
One of the reasons why customers choose to do business with us and why teammates choose us as a place of employment is the reputation that we have built over many years. To be successful in the future, we must continue to preserve, grow and leverage the value of our brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to adverse effects on our business, financial condition and results of operations.
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
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. No impairment charges to goodwill were recorded in 2020 or 2019. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.
The market price for our common stock may be highly volatile.
The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including, but not limited to:

•the publication of earnings estimates or other research reports and speculation in the press or investment community;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•changes in our industry and competitors;
•changes in government or legislation;
•changes in our board of directors or management;
•our financial condition, results of operations and cash flows and prospects;
•activism by any single large shareholder or combination of shareholders;
•lawsuits threatened or filed against us;
•any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;
•trading volume of our common stock;
•general market and economic conditions;
•any outbreak or escalation of hostilities in areas where we do business;
•impact of the COVID-19 pandemic, any worsening of the COVID-19 pandemic, or future outbreaks and any future pandemics; and
•the other factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us.

In addition, the NYSE can experience price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NYSE. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Our inability to adequately integrate acquisitions could have a material adverse effect on our operations.
In connection with our growth strategy, we from time to time acquire other businesses, that we believe will expand or complement our existing businesses and operations. The integration of acquisitions involves a number of significant risks, which may include but are not limited to, the following:

•Expenses and difficulties in the transition and integration of operations and systems;
•Retention of current customers and the ability to obtain new customers;
•The assimilation and retention of personnel, including management personnel, in the acquired businesses;

•Accounting, tax, regulatory and compliance issues that could arise;
•Difficulties in implementing uniform controls, procedures and policies in our acquired companies;
•Unanticipated expenses incurred or charges to earnings based on unknown circumstances or liabilities;
•Failure to realize the synergies and other benefits we expect from the acquisition or at the pace we anticipate;
•General economic conditions in the markets in which the acquired businesses operate;
•Difficulties encountered in conducting business in markets where we have limited experience and expertise;
•Failure to fully integrate information technology;
•Inadequate indemnification from the seller; and
•Failure of the seller to perform under any transition services agreement.

If we are unable to successfully complete and integrate our strategic acquisitions in a timely manner, our business, growth strategies and results of operations could be adversely affected.
Our ability to attract and retain talented and qualified teammates is critical to our success and competitiveness.
The success of our business depends on our ability to attract, engage, develop and retain qualified and experienced teammates, including key executives. We may not be able to successfully compete for, attract, or retain qualified and experienced teammates. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain teammates. We may experience sudden loss of key personnel due to a variety of causes, including illness, and must adequately plan for succession of key executive roles. Teammates might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our Global Solutions segment operated distribution centers as well as office and warehouse space across the United States as of December 31, 2020. We leased all of the centers from unaffiliated third parties with the exception of two locations, one of which we own and the other is owned by a customer. We also leased customer service centers as well as small offices for sales personnel across the United States. In addition, we leased space on a temporary basis from time to time to meet our inventory storage needs.
At December 31, 2020, our Global Products segment operated facilities located throughout the world that handle production, assembly, research, quality assurance testing, distribution and packaging of our products.
We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.
The following table provides a summary of our principal facilities:

	Owned	Leased	Other	Total	Location
Production	6	3	—	9	United States, Europe, Honduras, Mexico and Thailand
Distribution	1	48	1	50	United States, Canada and India
Storage	—	10	—	10	United States, Honduras and Mexico
Office	1	29	—	30	United States, Asia, Australia, Canada and Europe
Total	8	90	1	99
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

Part II

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 16, 2021, there were 2,666 common shareholders of record. We believe there are an estimated additional 28,814 beneficial holders of our common stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2020, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
On October 6, 2020, we completed a follow-on equity offering wherein we sold an aggregate of 8,475,000 shares of our common stock at an offering price of $20.50, resulting in net proceeds to us of approximately $165 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase up to an additional 1,271,250 shares of our common stock, which the underwriters exercised in full. Inclusive of this exercised option, net proceeds to us were approximately $190 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. We used the proceeds from the follow-on equity offering to repay the remaining $109 million outstanding balance of Term Loan A-1 at par on October 8, 2020, to repay $51.7 million of our Term Loan A-2 at par on October 15, 2020, and to repay $30.0 million of borrowings under the revolving credit facility.

Item 6. Selected Consolidated Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations is intended to assist the reader in the understanding and assessment of significant changes and trends related to our results of operations. The discussion and analysis presented below refers to, and should be read in conjunction with, the consolidated financial statements and accompanying notes included in Item 8 of Part II of this Annual Report on Form 10-K.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, our or the Company) is a leading global healthcare solutions company. On June 18, 2020 (the Divestiture Date), we completed the divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin, Ireland office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. The Divestiture provides us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. The net proceeds were used to repurchase our 2021 Notes (see Note 10, “Debt”). We recorded a loss of $65.5 million in connection with the Divestiture for the year ended December 31, 2020.

As a result of the Divestiture, the results of operations from our Movianto business are reported as “Loss from discontinued operations, net of tax” through the Divestiture Date and the related assets and liabilities were classified as “held- for-sale” in the consolidated balance sheet as of December 31, 2019. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
Income from continuing operations per diluted share was $1.39 for the year ended December 31, 2020, an increase of $1.76 compared to 2019. Global Solutions segment operating income was $30.9 million for the year ended December 31, 2020, compared to $83.6 million for 2019. The decline was due to lower distribution revenues as a result of customer non-renewals that occurred in 2019 and a reduction in elective surgical procedures primarily due to the impact of COVID-19. Global Products segment operating income was $260 million for the year ended December 31, 2020, compared to $65.1 million for 2019. The increase was a result of higher revenues from greater market demand for personal protective equipment and favorable product mix combined with continued operating efficiencies compared to 2019.
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
Revenue in 2020 of $8.5 billion includes a significant overall impact from COVID-19 related to the reduction of surgical procedures beginning in mid-March, which was partially offset by a greater demand for PPE. Operating income also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies. We have expanded our PPE production operations to 24 hours a day, 7 days a week, and have taken measures to increase and improve our production such as retooling existing equipment, installing and optimizing new production lines and ramping up our new non-woven fabric machinery. We have delivered over 12 billion units of PPE to healthcare workers in the fight against COVID-19, of which approximately 5 billion units were produced with materials manufactured in our American factories or Owens & Minor owned facilities, since January 2020. We expect that we will continue servicing our customers' needs related to the heightened demand for our PPE as a result of various factors, including the implementation of new regulations and healthcare protocols calling for increased use of PPE, healthcare professional preference for medical grade PPE, stockpile PPE demand and the creation of new channels for PPE demand in healthcare, non-healthcare and international markets.
We are evaluating various government-sponsored COVID-response stimulus, relief, and production initiatives such as under the DPA and recent CARES Act. In March 2020, under the DPA, we were awarded a contract with the U.S. Department of Health and Human Services (HHS) to produce N-95 respirator masks in an effort to replenish the Strategic National Stockpile. In April 2020, also under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30.0 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks. Through December 31, 2020, approximately $27.0 million had been expended and $20.8 million had been reimbursed in accordance with this arrangement. In addition, as allowed under the CARES Act, we filed for $13.7 million and $17.6 million income tax refunds with the Internal Revenue Service (IRS) related to the carryback of net operating losses (NOL) incurred in 2018 and 2019. As of December 31, 2020, we have received substantially all of the refunds. In connection with these NOL carryback items, we recorded a $12.5 million income tax benefit for the year ended December 31, 2020.

We are unable to predict the timing of the pandemic and the full impact that COVID-19 will have on our future financial position and operating results due to numerous variables and continued uncertainties. Although we have experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic. See Item 1A. Risk Factors — “We are subject to risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the global pandemic associated with the 2019 novel coronavirus (COVID-19).”

Supplemental Financial Information
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2020	2019
Summary of Operations:
Net revenue	$8,480,177	$9,210,939
Income (loss) from continuing operations	$88,074	$(22,584)

Per Common Share:
Income (loss) from continuing operations per share—basic and diluted	$1.39	$(0.37)
Cash dividends	$0.01	$0.01
Stock price at year end	$27.05	$5.17

Summary of Financial Position:
Total assets	$3,335,639	$3,643,084
Cash and cash equivalents	$83,058	$67,030
Total debt	$1,025,967	$1,559,652
Total equity	$712,054	$462,154

Selected Ratios:
Gross margin as a percent of revenue	15.10%	12.25%
Distribution, selling and administrative expenses as a percent of revenue	12.28%	11.11%
Operating income as a percent of revenue	2.41%	0.79%
Days sales outstanding (DSO) (1)	26.0	27.1
Inventory days (2)	57.8	55.3
(1) Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2020 and 2019
(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2020 and 2019

Results of Operations
2020 compared to 2019

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Global Solutions	$7,212,011	$8,243,867	$(1,031,856)	(12.5)%
Global Products	1,810,331	1,433,977	376,354	26.2%
Inter-segment	(542,165)	(466,905)	(75,260)	(16.1)%
Net revenue	$8,480,177	$9,210,939	$(730,762)	(7.9)%
The change in net revenue for the year ended December 31, 2020 reflected the impact of lower distribution revenues as a result of customer non-renewals that occurred in 2019 and a reduction in elective surgical procedures primarily due to the impact of COVID-19. These were partially offset by revenue growth in Global Products from increased demand for PPE and growth in Byram, our Home Healthcare business. Foreign currency translation had a $2.6 million favorable impact on net revenue for the year ended December 31, 2020 as compared to the prior year.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Cost of goods sold	$7,199,343	$8,082,448	$(883,105)	(10.9)%

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

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Gross margin	$1,280,834	$1,128,491	$152,343	13.5%
As a % of net revenue	15.10%	12.25%
Gross margin for the year ended December 31, 2020 was impacted by improved sales mix and productivity, operating efficiencies in Global Products and a favorable impact from foreign currency translation of $7.3 million.
We value distribution inventory held in the United States under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 19 basis points higher in 2020 and 9 basis points higher in 2019.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Distribution, selling & administrative expenses	$1,041,336	$1,023,065	$18,271	1.8%
As a % of net revenue	12.28%	11.11%
Acquisition-related and exit and realignment charges	$37,752	$30,050	$7,702	25.6%
Other operating (income) expense, net	$(2,372)	$2,225	$(4,597)	(206.6)%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by the revenue decline and change in mix and investments in the business, partially offset by operational efficiencies. DS&A expenses also included an unfavorable impact for foreign currency translation of $0.5 million for the year ended December 31, 2020.
Acquisition-related charges were $11.8 million and $15.7 million for the years ended December 31, 2020 and 2019, and consisted primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $25.9 million and $14.4 million for the years ended December 31, 2020 and 2019. Amounts in 2020 were associated with severance from reduction in workforce, IT restructuring charges, post closing costs associated with the Movianto divestiture, costs associated with the sale of certain assets of Fusion5 and other costs related to the reorganization of the U.S. commercial, operations and executive teams. Amounts in 2019 were associated with severance from reduction in workforce and other costs related to the reorganization of the U.S. commercial and operations and executive teams, along with facility closures in the U.S. and other IT restructuring charges.
The change in other operating (income) expense, net was attributed primarily to a gain on legal settlement and lower software as a service implementation expenses due to the adoption of ASU No. 2018-15 as of January 1, 2020. See Note 1 in Notes to Consolidated Financial Statements.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Interest expense, net	$83,398	$98,113	$(14,715)	(15.0)%
Effective interest rate	6.39%	6.36%

Interest expense decreased year over year primarily due to a reduction in debt, which was partially offset by the amortization of additional deferred financing costs as a result of the Fifth Amendment to the Credit Agreement in February 2020. See Note 10 in Notes to Consolidated Financial Statements.

Other expense, net.

	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Other expense, net	$10,812	$3,757	$7,055	187.8%
Other expense, net in 2020 includes a make-whole premium related to the extinguishment of our 2021 Notes, the write-off of deferred financing costs, third party fees incurred and interest cost and net actuarial losses related to the U.S. Retirement Plan, offset by a gain from the surrender of company-owned life insurance policies and gain on extinguishment of debt related to the partial repurchase of our 2021 and 2024 Notes. Other expense, net in 2019 includes interest cost and net actuarial losses related to the U.S. Retirement Plan, the write-off of deferred financing costs associated with the revolving credit facility as a result of the Fourth Amendment to the Credit Agreement in February 2019, and a gain on extinguishment of debt related to the partial repurchase of our 2021 Notes.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Income tax provision (benefit)	$21,834	$(6,135)	$27,969	455.9%
Effective tax rate	19.9%	21.4%
The change in the effective tax rates compared to 2019 resulted primarily from income tax benefits recorded in 2020 associated with the CARES Act and year over year changes in, and mixture of, income and losses in jurisdictions in which we operate. In addition, the provision for income taxes reflects an increase in our reserve for uncertain tax positions for the year ended December 31, 2020 in connection with the IRS audit of our 2015 and 2016 consolidated income tax returns described in Note 14 in the Notes to Consolidated Financial Statements.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility, or a combination thereof of approximately $26 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payments to suppliers.

	December 31,		Change
(Dollars in thousands)	2020	2019	$	%
Cash and cash equivalents	$83,058	$67,030	$16,028	23.9%
Accounts receivable, net	$700,792	$674,706	$26,086	3.9%
Days sales outstanding (1)	26.0	27.1
Merchandise inventories	$1,233,751	$1,146,192	$87,559	7.6%
Inventory days (2)	57.8	55.3
Accounts payable	$1,000,186	$808,035	$192,151	23.8%
(1) Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2020 and 2019
(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2020 and 2019

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows, which relates to continuing operations and discontinued operations:

	For the years ended December 31,
(Dollars in thousands)	2020	2019
Net cash provided by (used for):
Operating activities	$339,223	$166,085
Investing activities	80,073	(51,897)
Financing activities	(379,386)	(130,197)
Effect of exchange rate changes on cash	9,909	(2,671)
Increase (decrease) in cash, cash equivalents and restricted cash	$49,819	$(18,680)

Cash provided by operating activities in 2020 and 2019 reflected fluctuations in net income along with favorable changes in working capital.
Cash provided by investing activities in 2020 included cash consideration received of $133 million from the sale of Movianto, proceeds of $6.0 million from the surrender of company-owned life insurance policies, and capital expenditures of $59.2 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software. Cash used for investing activities in 2019 included capital expenditures of $52.2 million for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software.
Cash used for financing activities in 2020 included dividend payments of $0.6 million and repayments of $74.7 million under our revolving credit facility, compared to $5.2 million and $32.2 million, for the same period of 2019. We also had proceeds from borrowings in 2020 of $155 million related to the Accounts Receivable Securitization Program and proceeds from the issuance of common stock in 2020 of $190 million related to our follow-on equity offering. Financing activities also included repayments of $617 million in 2020, compared to $85.6 million in the same period of 2019, on our term loans (under the Credit Agreement) and 2021 and 2024 Notes. We used $269 million of cash to repurchase $267 million aggregate principal amount of the 2021 and 2024 Notes during 2020, which included a $5.0 million make-whole premium paid to fully retire the 2021 Notes in November 2020. In 2019, we used $36.2 million of cash to repurchase $37.3 million aggregate principal amount of the 2021 Notes. We also paid $10.4 million in financing costs related to the Fifth Amendment to the Credit Agreement in 2020, as compared to $4.3 million in financing costs related to the Fourth Amendment to the Credit Agreement in February 2019.

Capital resources. Our sources of liquidity include cash and cash equivalents, a revolving credit facility under our Credit Agreement with Bank of America, N.A, JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and a syndicate of lenders (the Credit Agreement), and the Receivables Securitization Program. The Credit Agreement provides a revolving borrowing capacity of $400 million. The interest rate on our revolving credit facility and Term A Loans is based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage which varies depending on Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). Our interest rate on the revolving credit facility at December 31, 2020 was Eurocurrency Rate plus 2.75%. Our Term B Loan accrues interest based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage of 3.50% per annum for Base Rate Loans and 4.50% per annum for Eurocurrency Rate Loans (each as defined in the Credit Agreement). Our interest rate on the Term B Loan at December 31, 2020 was Eurocurrency Rate plus 4.50%. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the revolving credit facility.
At December 31, 2020 and 2019, we had borrowings of $103 million and $178 million, and letters of credit of $13.9 million and $11.7 million, outstanding under the revolving credit facility. At December 31, 2020 and 2019, we had $283 million and $209 million, available for borrowing. The December 31, 2019 availability reflected letters of credit associated with discontinued operations of $1.1 million. We also had letters of credit and bank guarantees outstanding for $1.6 million and $1.5 million as of December 31, 2020 and 2019, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
We have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the holders of the 2024 Notes and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Fifth Amendment to the Credit Agreement included additional collateral requirements of the Credit Parties, including an obligation to pledge our owned U.S. real estate and the remaining equity interests in foreign subsidiaries.
Our Credit Agreement has a “springing maturity date” with respect to the Term B Loan. If the outstanding balance of the 2024 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2024 Notes, the Termination Date of the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes. The revolving credit facility matures in July 2022 and the Term B Loan matures in April 2025.
On February 19, 2020, we entered into an accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the Receivables Securitization Program the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $325 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) dependent on the tranche period thereto and any breakage fees accrued. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures on February 17, 2023. In February 2020, we drew $150 million from the Receivables Securitization Program to repay portions of the Term A Loans, consistent with the terms of the Fifth Amendment to the Credit Agreement. The Fifth Amendment to the Credit Agreement requires that any additional draws on the Receivables Securitization Program are restricted for use to repay the 2021 Notes or Term A Loans to the extent those instruments are outstanding.The Credit Agreement, Receivables Securitization Program, and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2020.
Current maturities include $34.4 million of the remaining Term A-2 Loan principal balance, which was repaid in full on January 4, 2021, scheduled principal payments within the next 12 months of $5.0 million for our Term B Loan, and $1.1 million in short-term finance leases.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2020 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
We used the proceeds from the follow-on equity offering completed on October 6, 2020 to repay the remaining $109 million outstanding balance of Term Loan A-1 at par on October 8, 2020, to repay $51.7 million of our Term Loan A-2 at par on October 15, 2020, and to repay $30.0 million of borrowings under the revolving credit facility.
On November 30, 2020 (Redemption Date), we elected to redeem all of our outstanding 2021 Notes. As required by the Fourth Supplemental Indenture, the redemption price included accrued and unpaid interest to, but not including, the Redemption Date, and a redemption premium of $5.0 million, which reflected the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 25 basis points. Including the tender offer, we used $269 million of cash to repurchase $267 million aggregate principal amount of the 2021 Notes and 2024 Notes during 2020. We used $36.2 million of cash to repurchase $37.3 million aggregate principal amount of the 2021 Notes during 2019.
We regularly evaluate market conditions, our liquidity profile and various financing alternatives to enhance our capital structure. From time to time, we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.
In 2018, the fourth quarter dividend was accrued at December 31, 2018 and paid in January 2019. We paid cash dividends on our outstanding common stock at the rate of $0.0025 per common share for each of the four quarters of 2020 and 2019. In February 2021, the Board of Directors approved the first quarter dividend of $0.0025 per common share. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement and Receivables Securitization Program, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, payments of quarterly cash dividends, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $72.0 million and $52.9 million at December 31, 2020 and 2019. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of December 31, 2020. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2021 for all our foreign subsidiaries.

Guarantor and Collateral Group Summarized Financial Information

We are providing the following information in compliance with Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and Rule 13-02 of Regulation S-X, of with respect to our 2024 Notes. See Note 10 of the accompanying consolidated financial statements for additional information regarding the terms of the 2024 Notes.
The following tables present summarized financial information for Owens & Minor, Inc. and the guarantors of Owens & Minor, Inc.’s 2024 Notes (together, "the Guarantor Group"), on a combined basis with intercompany balances and transactions between entities in the Guarantor Group eliminated. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several.
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	For the year ended December 31, 2020
(Dollars in thousands)
Net revenue(1)	$8,319,301
Gross margin	1,202,019
Operating income	166,761
Income from continuing operations, net of tax	60,783
Net income	60,783
(1)Includes $190 million in sales to non-guarantor subsidiaries for the year ended December 31, 2020.

Summarized Consolidated Balance Sheet - Guarantor Group	December 31, 2020
(Dollars in thousands)
Total current assets	$1,559,248
Intercompany receivable	399,484
Total assets	2,943,125
Current liabilities	1,374,800
Intercompany payable	89,040
Total liabilities	2,465,894

The following tables present summarized financial information for Owens & Minor, Inc. and the subsidiaries of Owens & Minor, Inc.’s 2024 Notes pledged that constitute a substantial portion of collateral (together, "the Collateral Group"), on a combined basis with intercompany balances and transactions between entities in the Collateral Group eliminated. The pledged subsidiaries are 100% owned by Owens & Minor, Inc. No trading market for the subsidiaries included in the Collateral Group exists.

Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheet - Collateral Group	December 31, 2020
(Dollars in thousands)
Total current assets	$1,651,460
Intercompany receivable	158,651
Total assets	2,851,226
Current liabilities	1,356,024
Intercompany payable	486,491
Total liabilities	2,480,953
The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our Consolidated Statements of Operations.
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

Critical accounting policies are defined as those policies that relate to estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting policies and estimates include accounting for goodwill.
Goodwill. Goodwill represents the excess of consideration paid over the fair value of identifiable net assets acquired. We evaluate goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Qualitative factors are first assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative goodwill impairment test uses valuation techniques to determine fair value, including comparable multiples of reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $394.1 million at December 31, 2020.
The impairment review of goodwill requires the extensive use of accounting estimates and assumptions. The application of alternative assumptions or inability to meet certain financial projections, could produce materially different results.

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
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are denominated in the euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. However, we enter into interest rate swap agreements to manage our exposure to interest rate changes. We had $511 million in borrowings under our term loans, $103 million in borrowings under our revolving credit facility, $153 million in borrowings under our Receivables Securitization Program, and $13.9 million in letters of credit under the Credit Agreement at December 31, 2020. After considering the effects of interest rate swap agreements outstanding as of December 31, 2020, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $4.8 million per year based on our borrowings outstanding at December 31, 2020.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.55 per gallon for 2020, a decrease from $3.06 per gallon in 2019. Based on our fuel consumption in 2020, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 8. Financial Statements and Supplementary Data

See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
There has been no change in our internal control over financial reporting during our last fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President, Chief Executive Officer & Director

/s/ Andrew G. Long
Andrew G. Long, Executive Vice President & Chief Financial Officer

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Owens & Minor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Richmond, Virginia
February 24, 2021

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers at the end of the electronic filing of this Form 10-K and the registrant’s 2021 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 28, 2020. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 66.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Year ended December 31,	2020	2019
Net revenue	$8,480,177	$9,210,939
Cost of goods sold	7,199,343	8,082,448
Gross margin	1,280,834	1,128,491
Distribution, selling and administrative expenses	1,041,336	1,023,065
Acquisition-related and exit and realignment charges	37,752	30,050
Other operating (income) expense, net	(2,372)	2,225
Operating income	204,118	73,151
Interest expense, net	83,398	98,113
Other expense, net	10,812	3,757
Income (loss) from continuing operations before income taxes	109,908	(28,719)
Income tax provision (benefit)	21,834	(6,135)
Income (loss) from continuing operations	88,074	(22,584)
Loss from discontinued operations, net of tax	(58,203)	(39,787)
Net income (loss)	$29,871	$(62,371)

Income (loss) from continuing operations per common share: basic and diluted	$1.39	$(0.37)
Loss from discontinued operations per common share: basic and diluted	(0.92)	(0.66)
Net income (loss) per common share: basic and diluted	$0.47	$(1.03)
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year ended December 31,	2020	2019
Net income (loss)	$29,871	$(62,371)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	25,283	7,250
Change in unrecognized net periodic pension costs (net of income tax benefit of $1,579 in 2020 and $2,299 in 2019)	(3,756)	(6,545)
Net unrealized loss on derivative instruments and other (net of income tax benefit of $3,180 in 2020 and $3,305 in 2019)	(7,329)	(7,800)
Other comprehensive income (loss)	14,198	(7,095)
Comprehensive income (loss)	$44,069	$(69,466)
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2020	2019
Assets
Current assets
Cash and cash equivalents	$83,058	$67,030
Accounts receivable, net	700,792	674,706
Merchandise inventories	1,233,751	1,146,192
Other current assets	118,264	79,372
Current assets of discontinued operations	—	439,983
Total current assets	2,135,865	2,407,283
Property and equipment, net	315,662	315,427
Operating lease assets	144,755	142,219
Goodwill	394,086	393,181
Intangible assets, net	243,351	285,018
Other assets, net	101,920	99,956
Total assets	$3,335,639	$3,643,084
Liabilities and equity
Current liabilities
Accounts payable	$1,000,186	$808,035
Accrued payroll and related liabilities	109,447	53,584
Other current liabilities	236,094	231,029
Current liabilities of discontinued operations	—	323,511
Total current liabilities	1,345,727	1,416,159
Long-term debt, excluding current portion	986,018	1,508,415
Operating lease liabilities, excluding current portion	119,932	117,080
Deferred income taxes	50,641	40,550
Other liabilities	121,267	98,726
Total liabilities	2,623,585	3,180,930
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding— 73,472 shares and 62,843 shares	146,944	125,686
Paid-in capital	436,597	251,401
Retained earnings	167,022	137,774
Accumulated other comprehensive loss	(38,509)	(52,707)
Total equity	712,054	462,154
Total liabilities and equity	$3,335,639	$3,643,084
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2020	2019
Operating activities:
Net income (loss)	$29,871	$(62,371)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	93,336	116,678
Share-based compensation expense	20,010	15,803
Impairment charges	8,724	32,112
Loss on divestiture	65,472	—
Deferred income tax expense (benefit)	15,564	(17,402)
Provision for losses on accounts receivable	11,292	12,914
Changes in operating lease right-of-use assets and lease liabilities	(1,676)	(2,599)
Changes in operating assets and liabilities:
Accounts receivable	(34,818)	63,526
Merchandise inventories	(85,154)	127,921
Accounts payable	193,240	(235,631)
Net change in other assets and liabilities	5,278	104,801
Other, net	18,084	10,333
Cash provided by operating activities	339,223	166,085
Investing activities:
Proceeds from divestiture	133,000	—
Additions to property and equipment	(50,424)	(42,419)
Additions to computer software	(8,769)	(9,809)
Proceeds from sale of property and equipment	234	331
Proceeds from cash surrender value of life insurance policies	6,032	—
Cash provided by (used for) investing activities	80,073	(51,897)
Financing activities:
Proceeds from issuance of debt	155,100	—
Proceeds from issuance of common stock	189,971	—
Repayments of revolving credit facility	(74,700)	(32,200)
Repayment of debt	(617,271)	(85,592)
Financing costs paid	(10,367)	(4,313)
Cash dividends paid	(648)	(5,226)
Senior Notes make-whole premium paid	(4,980)	—
Other, net	(16,491)	(2,866)
Cash used for financing activities	(379,386)	(130,197)
Effect of exchange rate changes on cash and cash equivalents	9,909	(2,671)
Net increase (decrease) in cash, cash equivalents and restricted cash	49,819	(18,680)
Cash, cash equivalents and restricted cash at beginning of year	84,687	103,367
Cash, cash equivalents and restricted cash at end of year	$134,506	$84,687
Supplemental disclosure of cash flow information:
Income taxes received, net of payments	$(17,455)	$(6,198)
Interest paid	$89,961	$95,413
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(62,371)		(62,371)
Other comprehensive loss					(7,095)	(7,095)
Dividends declared ($0.01 per share)				(525)		(525)
Share-based compensation expense, exercises and other	549	1,098	12,628			13,726
Balance, December 31, 2019	62,843	125,686	251,401	137,774	(52,707)	462,154
Net income				29,871		29,871
Other comprehensive income					14,198	14,198
Dividends declared ($0.01 per share)				(623)		(623)
Issuance of common stock, net of issuance costs	9,746	19,493	170,478			189,971
Share-based compensation expense, exercises and other	883	1,765	14,718			16,483
Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a leading global healthcare solutions company with integrated technologies, products and services aligned to deliver significant and sustained value for healthcare providers and manufacturers across the continuum of care. Our teammates serve healthcare industry customers in over 70 countries, by producing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance.
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
Cash, Cash Equivalents and Restricted Cash. Cash, cash equivalents and restricted cash include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in other current assets represents cash held in a designated account as of December 31, 2020 as required by the Fifth Amendment to the Credit Agreement, which stipulates that the cash held within this account is to be used to repay the 2021 Notes, which were fully repaid as of December 31, 2020, or the Term A Loans. Restricted cash included in Other assets, net as of December 31, 2020 represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$83,058	$67,030
Restricted cash included in Other current assets	35,126	—
Restricted cash included in Other assets, net	16,322	16,261
Cash of discontinued operations	—	1,396
Total cash, cash equivalents and restricted cash	$134,506	$84,687

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
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are three to 15 years for machinery and equipment, five to 40 years for buildings, and up to 15 years for leasehold and land improvements. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale. In addition, we record capital-related government grants earned as reductions to the cost of property and equipment; and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of our consolidated statements of cash flows.
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
We determine the estimated fair value of our reporting units by using an income (discounted cash flow analysis) approach. The income approach is dependent upon several assumptions regarding future periods, including assumptions with respect to future sales growth and a terminal growth rate. In addition, a weighted average cost of capital (WACC) is used to discount future estimated cash flows to their present values. The WACC is based on externally observable data considering market participants’ cost of equity and debt, optimal capital structure and risk factors specific to our company.
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
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2020 and 2019 was $38.0 million and $43.6 million. Depreciation and amortization expense includes $10.2 million and $9.3 million of software amortization for the years ended December 31, 2020 and 2019.
Beginning in 2020, implementation costs incurred for a cloud computing arrangement that is considered a service contract (software as a service or SaaS) are capitalized consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In 2019, these costs were expensed as incurred.
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
Self-Insurance Liabilities. We are self-insured for certain employee healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities on the consolidated balance sheets.
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain an accrual for rebates or discounts that have been earned but are unpaid. The amount accrued for rebates and discounts due to customers was $74.0 million at December 31, 2020 and $49.5 million at December 31, 2019.
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
Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses on the consolidated statements of operations and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $389 million and $422 million for the years ended December 31, 2020 and 2019.
Share-Based Compensation. We account for share-based payments to teammates at fair value and recognize the related expense in distribution, selling and administrative expenses over the service period for awards expected to vest.
Derivative Financial Instruments. We are directly and indirectly affected by changes in foreign currency and interest rates, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of these market risks. We use forward contracts, which are agreements to buy or sell a quantity at a predetermined future date and at a predetermined rate or price, and interest rate swaps. We do not enter into derivative financial instruments for trading purposes.
All derivatives are carried at fair value in our consolidated balance sheets. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we record the change in fair value of the derivative instrument in our financial statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings. We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. The cash flow impacts of the derivative instruments are primarily included in our consolidated statements of cash flows as a component of operating or financing activities.
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

We earn a portion of our operating income in foreign jurisdictions outside the United States. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of December 31, 2020. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2021 for all our foreign subsidiaries. Our policy election for GILTI is that we will record such taxes as a current period expense once incurred and will follow the tax law ordering approach.
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
Exit and realignment charges consist of costs associated with optimizing our operations which include the closure and consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with the sale of certain assets of Fusion5, our strategic organizational realignment which include management changes, certain professional fees, costs to streamline administrative functions and processes and divestiture related costs. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. The current portion of contractual termination costs are included in other current liabilities on the consolidated balance sheets, and the non-current portion is included in other liabilities, which were not material to our consolidated balance sheets as of December 31, 2020 and 2019. Severance benefits are recorded when payment is considered probable and reasonably estimable.
Income (Loss) Per Share. Basic and diluted income (loss) per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing non-forfeitable rights to dividends are participating securities.
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues, cost of goods sold and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of operations and were not material to our consolidated results of operations in 2020 and 2019.
Discontinued Operations. The Movianto business represented a component that met accounting requirements to be classified as discontinued operations through June 18, 2020 (the Divestiture Date) and held for sale as of December 31, 2019. In accordance with GAAP, the financial position and results of operations of the Movianto business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. See Note 3 for additional information regarding discontinued operations.

Contingent Consideration. Consideration for the sale of certain assets of Fusion5 included contingent earn-outs. The earn-outs were excluded from the initial loss on the divestiture and will be recognized in income when realized and earned, consistent with the accounting guidance for gain contingencies.
Recent Accounting Pronouncements. During 2020, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans— General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant for companies with defined benefit retirement plans. The amendments in ASU No. 2018-14 are effective for fiscal years ending after December 15, 2020 and its adoption did not have a material impact on our consolidated financial statements.
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
In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. The standard is part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. The items addressed are not expected to significantly affect current practice or create a significant administrative cost for most entities. The amendment is divided into issues with different effective dates as follows: The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. The amendments are effective upon issuance of this update. The amendment related to Issue 3 is a conforming amendment that affects the guidance related to the amendments in ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of this update for the amendments to ASU No. 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted ASU No. 2020-03 effective beginning January 1, 2020 for Issues 1 through 5. Its adoption did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. At the present time, none of our lenders have requested that we transition away from LIBOR for our borrowings that bear interest based on LIBOR and we will continue to evaluate the impact through transition.
In October 2020, the FASB issued ASU No. 2020-09, Debt (Topic 470), to amend and supersede SEC paragraphs in the FASB Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities. This new guidance, issued under new Rules 13-01 and 13-02, narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and affiliates whose securities are pledged as collateral and streamlines the alternative disclosures required in lieu of those statements. This rule is effective January 4, 2021 with earlier adoption permitted. We adopted this new standard in the fourth quarter of 2020. Accordingly, summarized financial information has been presented only for the issuer and guarantors of the our registered debt securities and affiliates whose securities are pledged as collateral for registered securities for the most recent fiscal year, and the location of the required disclosures has been moved outside the Notes to Consolidated Financial Statements and is provided in the “Guarantor and Collateral Group Summarized Financial Information” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Recently Issued Accounting Pronouncements Not Yet Adopted as of December 31, 2020:

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
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, to improve consistency by amending the FASB Accounting Standards Codification (the Codification) to include all disclosure guidance in the appropriate disclosure sections. This ASU also clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The amendments in this ASU do not change GAAP and, therefore, are not expected to result in a significant change in practice. The amendments of this ASU are effective for annual periods beginning after December 15, 2020. Early application of the amendments in this ASU is permitted. The amendments in this ASU should be applied retrospectively. We do not expect this to have a material impact on our consolidated financial statements.

Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2020, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our net revenue annually: Vizient—36%; Premier—21%; and HPG—15%.
In 2020 and 2019, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue.

Note 3—Discontinued Operations
On June 18, 2020, we completed the divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. We concluded that the Movianto business met the criteria for discontinued operations as of December 31, 2019 and through the Divestiture Date, as the intention to sell represented a strategic shift and the criteria for held-for-sale were met. Movianto was previously reported in the Global Solutions segment.

Accordingly, the results of operations from the Movianto business were reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the years ended December 31, 2020 and 2019, and the related assets and liabilities were classified as held-for-sale as of December 31, 2019 in the accompanying consolidated balance sheet. We are working with the Buyer on a final working capital adjustment that could result in a benefit in an amount up to $41.5 million. There is no benefit of any such adjustment reflected in our consolidated financial statements as of December 31, 2020.

    The following table summarizes the financial results of our discontinued operations:

Year ended December 31,	2020	2019
Net revenue	$226,759	$439,104
Cost of goods sold	53,923	106,896
Gross margin	172,836	332,208
Distribution, selling, and administrative expenses	157,512	330,737
Asset impairment charges	—	32,112
Loss on divestiture	65,472	—
Acquisition-related and exit and realignment charges	4,825	2,856
Other operating income, net	(388)	(1,325)
Operating loss	(54,585)	(32,172)
Interest expense, net	3,144	6,752
Loss from discontinued operations before income taxes	(57,729)	(38,924)
Income tax provision from discontinued operations	474	863
Loss from discontinued operations, net of taxes	$(58,203)	$(39,787)

We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the year ended December 31, 2020.
All revenue and expense included in discontinued operations during the year ended December 31, 2020 relates to activity through the Divestiture Date. No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.
We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the year ended December 31, 2020. These amounts were immaterial for the year ended December 31, 2020.
We had no assets and liabilities associated with the discontinued Movianto business reflected on the consolidated balance sheet as of December 31, 2020. The assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheet as of December 31, 2019 were as follows:

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
The following table provides operating and investing cash flow information for our discontinued operations:

Year ended December 31,	2020	2019
Operating Activities:
Depreciation and amortization	$—	$17,111
Asset impairment charges	—	32,112
Loss on divestiture	65,472	—
Investing Activities:
Capital expenditures	(3,027)	(18,952)

Note 4—Accounts Receivable, Net
Allowances for losses on accounts receivable of $19.1 million and $21.0 million have been applied as reductions of accounts receivable at December 31, 2020 and 2019.

Note 5—Merchandise Inventories
At December 31, 2020 and 2019 we had inventory of $1.2 billion and $1.1 billion, of which $807 million and $867 million were valued under LIFO. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $170 million and $155 million as of December 31, 2020 and 2019. At December 31, 2020 and 2019, included in our inventory was $66.7 million and $37.4 million in raw materials, $59.2 million and $61.8 million in work in process and the remainder was finished goods.

Note 6—Property and Equipment, Net
Property and equipment, net, consists of the following:

December 31,	2020	2019
Land and land improvements	$22,292	$22,269
Buildings and leasehold improvements	155,576	156,184
Machinery and equipment	377,225	371,324
Construction in progress	44,695	11,368
Property and equipment, gross	599,788	561,145
Accumulated depreciation and amortization	(284,126)	(245,718)
Property and equipment, net	$315,662	$315,427
Depreciation expense for property and equipment and assets under finance leases was $41.5 million and $43.5 million for the years ended December 31, 2020 and 2019.

Note 7—Goodwill and Intangible Assets, Net
As of October 1, 2020, we performed our annual impairment test and concluded that there were no impairments of goodwill.
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2020:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2018	$464,080	$347,678	$811,758
Accumulated goodwill impairment, December 31, 2018	(180,175)	(217,461)	(397,636)
Net carrying amount of goodwill, December 31, 2018	283,905	130,217	414,122
Currency translation adjustments	—	2,936	2,936
Measurement period acquisition adjustments	—	(23,877)	(23,877)
Net carrying amount of goodwill, December 31, 2019	283,905	109,276	393,181
Currency translation adjustments	—	905	905
Net carrying amount of goodwill, December 31, 2020	$283,905	$110,181	$394,086
     Intangible assets at December 31, 2020 and 2019 were as follows:

	2020			2019
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$270,505	$90,000	$43,245	$270,693	$90,000	$43,055
Accumulated amortization	(121,209)	(24,881)	(14,309)	(92,947)	(16,520)	(9,263)
Net intangible assets	$149,296	$65,119	$28,936	$177,746	$73,480	$33,792
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years
At December 31, 2020 and 2019, $63.2 million and $80.7 million in net intangible assets were held in the Global Solutions segment and $180 million and $204 million were held in the Global Products segment. Amortization expense for intangible assets was $41.5 million for 2020 and $44.0 million for 2019.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $39.8 million for 2021, $38.9 million for 2022, $38.7 million for 2023, $33.9 million for 2024, and $28.2 million for 2025.

Note 8—Leases

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
The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-

use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all of our leases.
The adoption of the new standard resulted in the recording of operating lease assets and lease liabilities of approximately $197 million and $201 million as of January 1, 2019. The standard did not materially impact our consolidated net income (loss) and had no impact on cash flows.
The components of lease expense were as follows:

		Years ended December 31,
	Classification	2020	2019
Operating lease cost	DS&A Expenses	$53,675	$53,588
Finance lease cost:
Amortization of lease assets	DS&A Expenses	963	1,322
Interest on lease liabilities	Interest expense, net	1,283	1,189
Total finance lease cost		2,246	2,511
Short-term lease cost	DS&A Expenses	1,081	348
Variable lease cost	DS&A Expenses	15,611	16,415
Total lease cost		$72,613	$72,862
Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.
Supplemental balance sheet information is as follows:

		As of December 31,
	Classification	2020	2019
Assets:
Operating lease assets	Operating lease assets	$144,755	$142,219
Finance lease assets	Property and equipment, net	7,222	7,948
Total lease assets		$151,977	$150,167
Liabilities:
Current
Operating	Other current liabilities	$33,412	$31,568
Finance	Other current liabilities	1,085	1,014
Noncurrent
Operating	Operating lease liabilities, excluding current portion	119,932	117,080
Finance	Long-term debt, excluding current portion	10,124	11,692
Total lease liabilities		$164,553	$161,354
The gross value recorded under finance leases was $17.4 million and $15.9 million with associated accumulated depreciation of $10.2 million and $8.0 million as of December 31, 2020 and 2019.

Other information related to leases was as follows:

	Years ended December 31,
	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$54,541	$54,300
Financing cash flows from finance leases	$879	$1,205

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$41,616	$33,933

Weighted average remaining lease term (years)
Operating leases	5.2	5.1
Finance leases	7.9	8.8

Weighted average discount rate
Operating leases	11.8%	11.9%
Finance leases	12.3%	9.7%

Maturities of lease liabilities as of December 31, 2020 were as follows:

	Operating Leases	Finance Leases	Total
2021	$47,930	$2,077	$50,007
2022	42,382	2,008	44,390
2023	34,053	1,961	36,014
2024	26,964	1,919	28,883
2025	18,348	1,916	20,264
Thereafter	41,101	6,492	47,593
Total lease payments	210,778	16,373	227,151
Less: Interest	(57,434)	(5,164)	(62,598)
Present value of lease liabilities	$153,344	$11,209	$164,553

Note 9—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with the sale of certain assets of Fusion5, our strategic organizational realignment which include management changes, certain professional fees, costs to streamline administrative functions and processes and divestiture related costs.
Exit and realignment charges by segment for the years ended December 31, 2020 and 2019 were as follows:

Year ended December 31,	2020	2019
Global Solutions	$22,093	$9,133
Global Products	3,839	5,264
Total exit and realignment charges	$25,932	$14,397

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2020:

Total
Accrued exit and realignment charges, December 31, 2018	$7,477
Provision for exit and realignment activities:
Severance	6,008
Information system restructuring costs	2,531
Other	5,858
Cash payments	(13,712)
Accrued exit and realignment charges, December 31, 2019	8,162
Provision for exit and realignment activities:
Severance	5,623
Information system restructuring costs	2,119
Lease obligations	1,051
Other	6,519
Cash payments	(20,328)
Accrued exit and realignment charges, December 31, 2020	$3,146

In addition to the exit and realignment accruals in the preceding table, we also incurred $10.6 million of costs that were expensed as incurred for the year ended December 31, 2020, including $4.9 million in impairment charges related to our client engagement center right-of-use asset, $3.7 million in loss on the sale of certain Fusion5 assets and $2.0 million in other asset charges.
We do not expect material additional costs in 2021 for activities that were initiated through December 31, 2020.
Acquisition-related and exit and realignment charges presented in our consolidated statements of operations includes acquisition-related charges of $11.8 million and $15.7 million for the years ended December 31, 2020 and 2019, and consisted primarily of transition costs for the Halyard acquisition.

Note 10—Debt
Debt consists of the following:

	2020		2019
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3.875% Senior Notes	$—	$—	$236,234	$229,356
4.375% Senior Notes, due December 2024	244,780	253,241	273,978	212,086
Term Loan A-1	—	—	206,521	209,375
Term Loan A-2	33,865	34,390	170,899	173,675
Term Loan B	477,525	486,614	480,337	442,217
Revolver	103,200	103,200	177,900	177,900
Receivable Securitization	152,929	155,100	—	—
Finance leases and other	13,668	13,668	13,783	13,783
Total debt	1,025,967	1,046,213	1,559,652	1,458,392
Less current maturities	(39,949)	(40,453)	(51,237)	(51,237)
Long-term debt	$986,018	$1,005,760	$1,508,415	$1,407,155

We have $245 million, net of debt issuance costs and deferred fees, of 4.375% senior notes due in 2024 (the 2024 Notes), with interest payable semi-annually. The 3.875% Senior Notes (2021 Notes), which were fully repaid as of December 31, 2020, were sold at 99.5% of the principal amount with an effective yield of 3.951%. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the Treasury Rate plus 30 basis points.
In June 2020, we announced cash tender offers for up to $240 million aggregate principal amount of our outstanding 2021 Notes and 2024 Notes. As of the Early Settlement Date of June 22, 2020, $54.1 million of the 2021 Notes and $29.0 million of the 2024 Notes were repaid. On the Early Settlement Date, the 2021 Notes were redeemed at 100% of par, and the 2024 Notes were redeemed at 90% of par, resulting in a net gain on extinguishment of debt of $2.9 million. The tender offers remained open through July 2, 2020, and an additional $0.1 million of the 2021 Notes were redeemed at the Base Consideration price of 95% of par by the time the offers closed. Consistent with the terms of the Fifth Amendment to the Credit Agreement, we used $54.1 million of the proceeds from the sale of Movianto to fund the repayment of the 2021 Notes, which were retired in the second quarter as part of the tender offer. As required by the Fifth Amendment to the Credit Agreement, the remaining $78.9 million of proceeds from the sale of Movianto were placed in a designated account pending their application to either the outstanding 2021 Notes or Term A Loans within 210 days of the Divestiture Date. On November 30, 2020 (Redemption Date), we elected to redeem all of our outstanding 2021 Notes. As required by the Fourth Supplemental Indenture, the redemption price included accrued and unpaid interest to, but not including, the Redemption Date, and a redemption premium of $5.0 million, which reflected the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the Redemption Date) discounted to the Redemption Date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 25 basis points. Including the tender offer, we used $269 million of cash to repurchase $267 million aggregate principal amount of the 2021 Notes and 2024 Notes during 2020. We used $36.2 million of cash to repurchase $37.3 million aggregate principal amount of the 2021 Notes during 2019.
We have a Credit Agreement (last amended February 13, 2020) with a $400 million revolving credit facility and $511 million in outstanding term loans. The interest rate on our revolving credit facility and Term A Loans is based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage which varies depending on Consolidated Total Leverage Ratio (each as defined in the Credit Agreement). Our interest rate on the revolving credit facility at December 31, 2020 was Eurocurrency Rate plus 2.75%. Our Term B Loan accrues interest based on 1) either the Eurocurrency Rate or the Base Rate plus 2) an Applicable Percentage of 3.50% per annum for Base Rate Loans and 4.50% per annum for Eurocurrency Rate Loans (each as defined in the Credit Agreement). Our interest rate on the Term B Loan at December 31, 2020 was Eurocurrency Rate plus 4.50%. We are charged a commitment fee of between 12.5 and 25.0 basis points on the unused portion of the revolving credit facility. Our Credit Agreement has a “springing maturity date” with respect to the Term B Loan. If the outstanding balance of the 2024 Notes has not been paid in full as of the date 91 days prior to the maturity date of the 2024 Notes, the Termination Date of the Term B Loan shall be the date that is 91 days prior to the maturity date of the 2024 Notes. The revolving credit facility matures in July 2022 and the Term B Loan matures in April 2025.
We used the proceeds from the follow-on equity offering completed on October 6, 2020 to repay the remaining $109 million outstanding balance of Term Loan A-1 at par on October 8, 2020, to repay $51.7 million of our Term Loan A-2 at par on October 15, 2020, and to repay $30.0 million of borrowings under the revolving credit facility. See Note 16 for additional information regarding the follow-on equity offering.
At December 31, 2020 and 2019, we had borrowings of $103 million and $178 million and letters of credit of $13.9 million and $11.7 million outstanding under the revolving credit facility. At December 31, 2020 and 2019, we had $283 million and $209 million available for borrowing. There were no letters of credit associated with discontinued operations as of December 31, 2020. The December 31, 2019 availability reflected letters of credit associated with discontinued operations of $1.1 million. We also had letters of credit and bank guarantees outstanding for $1.6 million and $1.5 million as of December 31, 2020 and 2019, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
We have a Security and Pledge Agreement (the Security Agreement) pursuant to which we granted collateral on behalf of the holders of the 2021 Notes and the holders of the 2024 Notes and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Fifth Amendment to the Credit Agreement included additional collateral requirements of the Credit Parties, including an obligation to pledge our owned U.S. real estate and the remaining equity interests in foreign subsidiaries.
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
The Credit Agreement, Receivables Securitization Program, and Senior Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2020.
As of December 31, 2020, scheduled future principal payments of debt were $24.7 million in 2021, $123 million in 2022, $160 million in 2023, $251 million in 2024, and $469 million in 2025. Maturities in 2021 and 2022 include $19.7 million and $14.7 million related to the Term A-2 Loans, which were fully repaid on January 4, 2021.

Note 11—Share-Based Compensation

We maintain a share-based compensation plan (the Plan) that is administered by the Compensation and Benefits Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and employees incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2020, approximately 4.2 million common shares were available for issuance under the Plan.
Restricted stock awarded under the Plan generally vests over one, three or five years. Certain restricted stock grants contain accelerated vesting provisions, based on the satisfaction of certain performance criteria related to the achievement of certain financial and operational results. Performance shares awarded under the Plan are issuable as restricted stock upon meeting performance goals and generally have a total performance and vesting period of three years. Stock options awarded under the Plan are generally subject to graded vesting over three years and expire seven to ten years from the date of grant. The options are granted at a price equal to fair market value at the date of grant. We did not grant any stock options in 2020 or 2019.
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
Total share-based compensation expense for December 31, 2020 and 2019 was $19.7 million and $15.2 million with recognized tax benefits of $5.1 million and $4.0 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $25.3 million at December 31, 2020. This amount is expected to be recognized over a weighted-average period of 1.9 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2020 was $9.7 million and will be recognized primarily in 2021 if the related performance targets are met.
The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2020 and 2019:

	2020		2019
	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share
Nonvested awards at beginning of year	4,515	$9.69	2,585	$19.94
Granted	2,289	7.29	3,624	5.29
Vested	(1,487)	11.94	(729)	18.90
Forfeited	(501)	7.69	(965)	11.86
Nonvested awards at end of year	4,816	7.64	4,515	9.69

The total fair value of restricted stock vesting during the years ended December 31, 2020 and 2019 was $17.8 million and $13.8 million.

Note 12—Retirement Plans

Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time teammates in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each teammates’ contribution. The plan also provides for a discretionary contribution by us to the plan for all eligible teammates, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $21.6 million and $10.5 million of expense related to this plan in 2020 and 2019. We also maintain defined contribution plans in some countries outside of the United States in which we operate. Expenses related to these plans were not material in 2020 and 2019.
U.S. Retirement Plans. We have a noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). In February 2012, our Board of Directors amended the U.S. Retirement Plan to freeze benefit levels and modify vesting provisions under the plan effective as of March 31, 2012.
The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2020	2019
Change in benefit obligation
Benefit obligation, beginning of year	$53,602	$48,163
Interest cost	1,420	1,858
Actuarial loss	6,632	7,075
Benefits paid	(4,270)	(3,494)
Benefit obligation, end of year	$57,384	$53,602
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	4,270	3,494
Benefits paid	(4,270)	(3,494)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(57,384)	$(53,602)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(3,933)	$(3,929)
Other liabilities	(53,451)	(49,672)
Accumulated other comprehensive loss	25,492	19,732
Net amount recognized	$(31,892)	$(33,869)
Accumulated benefit obligation	$57,384	$53,602
Weighted average assumptions used to determine benefit obligation
Discount rate	1.95%	2.75%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2020 and 2019. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.
The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

Year ended December 31,	2020	2019
Interest cost	$1,420	$1,858
Recognized net actuarial loss	872	1,065
Net periodic benefit cost	$2,292	$2,923
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.75%	4.00%
Rate of increase in future compensation levels	N/A	N/A
Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $1.2 million of the net actuarial loss reported in the following table as of December 31, 2020, as a component of net periodic benefit cost during 2021.

Year ended December 31,	2020	2019
Net actuarial loss	$(25,492)	$(19,732)
Deferred tax benefit	9,552	7,866
Amounts included in accumulated other comprehensive loss, net of tax	$(15,940)	$(11,866)
As of December 31, 2020, the expected benefit payments required for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2021	$3,914
2022	3,794
2023	3,674
2024	3,545
2025	3,417
2026-2030	14,962

International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective teammates. As of December 31, 2020 and 2019, the accumulated benefit obligation under these plans was $11.5 million and $7.3 million. We recorded $2.3 million and $1.0 million in net periodic benefit cost in Other expense, net for the years ended December 31, 2020 and 2019.

Note 13—Derivatives

We are directly and indirectly affected by changes in foreign currency and interest rates, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We do not enter into derivative financial instruments for trading purposes.
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
We pay interest under our Credit Agreement and Receivables Securitization Program which fluctuate based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates, from time to time we enter into interest rate swaps whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreements are included in interest expense.
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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2020:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$300,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$17,872

Economic (non-designated) hedges
Foreign currency contracts	$30,300	January 2021	Other current assets	$151	Other current liabilities	$—

We terminated $150 million in notional value of interest rate swaps on September 30, 2020. The remaining December 31, 2020 balance of the fair value adjustments of $10.1 million, which related to these terminated interest rate swaps within accumulated other comprehensive loss, will be recognized in interest expense ratably over the remaining life of the Term B Loan.
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2019:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$450,000	May 2022 and May 2025	Other assets, net	$—	Other liabilities	$17,436

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2020:

	Amount of Loss Recognized in Other Comprehensive Income	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$(19,741)	Interest expense, net	$(83,398)	$(9,232)
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
For the years ended December 31, 2020 and 2019, we recognized a loss of $0.7 million and a gain of $1.0 million, associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating (income) expense, net for our foreign exchange contracts.

Note 14—Income Taxes

The components of income (loss) before income taxes consist of the following:

Year ended December 31,	2020	2019
Income (loss) before income taxes:
U.S.	$80,632	$(32,953)
Foreign	29,276	4,234
Income (loss) before income taxes	$109,908	$(28,719)
The income tax provision (benefit) consists of the following:

Year ended December 31,	2020	2019
Current tax provision (benefit):
Federal	$(4,430)	$2,501
State	6,527	197
Foreign	4,172	8,569
Total current tax provision	6,269	11,267
Deferred tax provision (benefit):
Federal	16,512	(6,150)
State	(1,132)	(1,575)
Foreign	185	(9,677)
Total deferred tax provision (benefit)	15,565	(17,402)
Total income tax provision (benefit)	$21,834	$(6,135)

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2020	2019
Federal statutory rate	21.0%	21.0%
Increases (decreases) in the rate resulting from:
Net capital loss on Divestiture	(24.8)%	—%
Tax reform	(11.4)%	—%
Unrecognized tax benefits	5.0%	(5.0)%
State income taxes, net of federal income tax impact	3.2%	6.6%
Research and development credit	(2.9)%	9.8%
Foreign income taxes	0.7%	(3.7)%
Valuation allowance	27.1%	(1.4)%
Restricted stock vestings	1.0%	(6.7)%
Other	1.0%	0.8%
Effective income tax rate	19.9%	21.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2020	2019
Deferred tax assets:
Employee benefit plans	$28,546	$26,401
Accrued liabilities not currently deductible	23,872	24,441
Finance charges	1,928	2,678
Lease liabilities	43,342	42,077
Allowance for losses on accounts receivable	3,629	4,157
Net operating loss carryforwards	4,924	8,394
Capital loss carryover	27,624	—
Outside basis difference	—	12,408
Interest limitation	1,502	12,905
Derivatives	7,920	5,057
Other	5,733	10,611
Total deferred tax assets	149,020	149,129
Less: valuation allowances	(31,709)	(14,282)
Net deferred tax assets	117,311	134,847
Deferred tax liabilities:
Merchandise inventories	42,509	42,872
Goodwill	1,603	296
Property and equipment	34,005	32,689
Right-of-use assets	39,514	39,043
Computer software	7,447	9,032
Insurance	1,108	1,082
Intangible assets	27,349	35,451
Withholding tax liabilities	7,451	6,965
Other	344	697
Total deferred tax liabilities	161,330	168,127
Net deferred tax liability	$(44,019)	$(33,280)

The valuation allowances relate to deferred tax assets for U.S. federal and state capital loss carryforwards and net operating loss carryforwards in various state jurisdictions. The U.S. capital loss carryforward, which has a full valuation allowance, has an expiration date of five years. The capital loss and net operating loss carryforwards in various state jurisdictions have various expiration dates ranging from five years to an unlimited carryforward period. Based on management’s judgment using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2020.
Cash payments for income taxes, including interest, for 2020 and 2019 were $15.4 million and $18.1 million. Cash tax refunds received for 2020 and 2019 were $32.8 million and $24.3 million.
A summary of the changes in the liability for unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2020	2019
Unrecognized tax benefits at January 1,	$11,520	$9,568
Increases for positions taken during current period	1,488	394
Increases for positions taken during prior periods	9,073	1,629
Lapse of statute of limitations	(1,311)	(71)
Unrecognized tax benefits at December 31,	20,770	11,520

Included in the liability for unrecognized tax benefits at December 31, 2020 and 2019, were $2.7 million and $3.1 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $18.0 million and $8.4 million at December 31, 2020 and 2019 would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Accrued interest at December 31, 2020 and 2019 was $2.6 million and $1.3 million. The amounts recognized in interest expense for the years ended December 31, 2020 and 2019 were $1.3 million and $0.7 million. There were no penalties accrued at December 31, 2020 and 2019 or recognized in 2020 and 2019.
On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Services (IRS) regarding our 2015 and 2016 Consolidated Income Tax Returns. Within the NOPA, the IRS has asserted that our taxable income for 2015 and 2016 should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied through the current date. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2015, 2016, 2017, 2018 and 2019 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2017 through 2019; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017, and for all income tax liabilities incurred by the Halyard foreign entities located in Thailand, Mexico, and Honduras prior to its acquisition on April 30, 2018.

Note 15—Net Income (Loss) per Common Share
The following table summarizes the calculation of net income (loss) per share attributable to common shareholders for the years ended December 31, 2020 and 2019:

Year ended December 31,	2020	2019
Weighted average shares outstanding - basic	63,368	60,574
Dilutive shares	144	—
Weighted average shares outstanding - diluted	63,512	60,574

Income (loss) from continuing operations	$88,074	$(22,584)
Basic and diluted per share	$1.39	$(0.37)

Loss from discontinued operations	$(58,203)	$(39,787)
Basic and diluted per share	$(0.92)	$(0.66)

Net income (loss)	$29,871	$(62,371)
Basic and diluted per share	$0.47	$(1.03)

Note 16—Shareholders’ Equity
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2020, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
On October 6, 2020, we completed a follow-on equity offering wherein we sold an aggregate of 8,475,000 shares of our common stock at an offering price of $20.50, resulting in net proceeds to us of approximately $165 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. Pursuant to the underwriting agreement, we granted the underwriters an option to purchase up to an additional 1,271,250 shares of our common stock, which the underwriters exercised in full. Inclusive of this exercised option, net proceeds to us were approximately $190 million, after deducting expenses relating to the follow-on equity offering, including the underwriters’ discounts and commissions. We used the proceeds from the follow-on equity offering to repay the remaining $109 million outstanding balance of Term Loan A-1 at par on October 8, 2020, to repay $51.7 million of our Term Loan A-2 at par on October 15, 2020, and to repay $30.0 million of borrowings under the revolving credit facility.

Note 17—Accumulated Other Comprehensive Loss

The following tables show the changes in accumulated other comprehensive loss by component for the years ended December 31, 2020 and 2019:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive income (loss) before reclassifications	(6,632)	9,703	(19,741)	(16,670)
Income tax	1,945	—	5,789	7,734
Other comprehensive income (loss) before reclassifications, net of tax	(4,687)	9,703	(13,952)	(8,936)
Amounts reclassified from accumulated other comprehensive income	1,297	15,580	9,232	26,109
Income tax	(366)	—	(2,609)	(2,975)
Amounts reclassified from accumulated other comprehensive income, net of tax	931	15,580	6,623	23,134
Other comprehensive income (loss)	(3,756)	25,283	(7,329)	14,198
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	(10,040)	7,250	(13,011)	(15,801)
Income tax	2,610	—	3,915	6,525
Other comprehensive income (loss) before reclassifications, net of tax	(7,430)	7,250	(9,096)	(9,276)
Amounts reclassified from accumulated other comprehensive income	1,196	—	1,906	3,102
Income tax	(311)	—	(610)	(921)
Amounts reclassified from accumulated other comprehensive income, net of tax	885	—	1,296	2,181
Other comprehensive income (loss)	(6,545)	7,250	(7,800)	(7,095)
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)

We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net. For the years ended December 31, 2020 and 2019, we reclassified $1.3 million, which included $0.4 million as a result of the Divestiture, and $1.2 million of actuarial net losses. Amounts reclassified from accumulated other comprehensive loss for the year ended December 31, 2020 include currency translation adjustments released as a result of the Divestiture.

Note 18—Commitments and Contingencies
We have a contractual commitment to outsource information technology operations, including the management and operation of our information technology systems and distributed services processing, as well as application support, development and enhancement services. This agreement expires in July 2025, with two optional, consecutive one-year extensions. The commitment is cancellable with 90 days' notice and payment of a termination fee based upon the remaining period left under the agreement.
We pay scheduled fees under the agreement, which can vary based on changes in the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $30.5 million in 2021, $33.6 million in 2022, $32.6 million in 2023, $32.1 million in 2024, and $15.9 million in 2025.

In 2018, we transitioned the management of our U.S. private fleet transportation and drivers to a third party company, which provides a robust technology platform that includes customer tracking and additional delivery capabilities.  Under this contractual commitment, we pay scheduled fees which can vary based on changes in the level of support required. Assuming no early termination of this contract, our estimated remaining annual obligations under this agreement are $2.3 million in 2021, $2.3 million in 2022, $2.3 million in 2023, and $2.1 million in 2024. In addition to these fixed annual obligations disclosed herein, we are also contractually obligated to reimburse the third party company for variable costs including, but not limited to, vehicle costs, driver wages and fringe benefits, fuel, and insurance premiums.

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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2020 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.

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
We evaluate the performance of our segments based on their operating income excluding acquisition-related and exit and realignment charges and other substantive items that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis.
Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful. We believe all inter-segment sales are at prices that approximate market.

The following tables present financial information by segment:

Year ended December 31,	2020	2019
Net revenue:
Segment net revenue
Global Solutions	$7,212,011	$8,243,867
Global Products	1,810,331	1,433,977
Total segment net revenue	9,022,342	9,677,844
Inter-segment net revenue
Global Products	(542,165)	(466,905)
Total inter-segment net revenue	(542,165)	(466,905)
Consolidated net revenue	$8,480,177	$9,210,939

Operating income:
Global Solutions	$30,946	$83,592
Global Products	259,929	65,054
Inter-segment eliminations	(7,515)	45
Intangible amortization	(41,490)	(44,009)
Acquisition-related and exit and realignment charges	(37,752)	(30,050)
Other (1)	—	(1,481)
Consolidated operating income	$204,118	$73,151

Depreciation and amortization:
Global Solutions	$41,286	$42,444
Global Products	52,050	54,302
Discontinued operations	—	19,932
Consolidated depreciation and amortization	$93,336	$116,678

Capital expenditures:
Global Solutions	$20,386	$10,987
Global Products	35,780	22,289
Discontinued operations	3,027	18,952
Consolidated capital expenditures	$59,193	$52,228
(1) 2019 included interest cost and net actuarial losses related to the U.S. Retirement Plan as well as software as a service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.

December 31,	2020	2019
Total assets:
Global Solutions	$2,117,372	$2,205,134
Global Products	1,135,209	930,937
Segment assets	3,252,581	3,136,071
Discontinued operations	—	439,983
Cash and cash equivalents	83,058	67,030
Consolidated total assets	$3,335,639	$3,643,084

The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Year ended December 31,	2020	2019
Net revenue:
United States	$8,130,411	$8,871,599
International	349,766	339,340
Consolidated net revenue	$8,480,177	$9,210,939

December 31,	2020	2019
Long-lived assets:
United States	$627,624	$632,643
International	114,122	153,604
Consolidated long-lived assets	$741,746	$786,247

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of goodwill impairment assessment

As discussed in notes 1 and 7 to the consolidated financial statements, the Company evaluates its goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Through an assessment of qualitative factors, the Company determined it was more likely than not that the fair value of the Global Products reporting unit exceeded its carrying amount. The Global Products segment manufactures and sources medical surgical products. The carrying amount of goodwill as of December 31, 2020 was $394 million. Of this amount, the carrying amount of goodwill for the Global Products reporting unit was $110 million.

We identified the evaluation of the goodwill impairment assessment of the Global Products reporting unit as a critical audit matter. A higher degree of auditor judgment was required to evaluate the outlook of general economic conditions and market demand for the Company’s medical surgical products, which are inherently uncertain. These qualitative factors could have a significant effect on the Company’s determination of whether a further quantitative test is performed.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included a control related to the Company’s assessment of the outlook of general economic conditions and market demand for the Company’s medical surgical products. We evaluated the Company’s assessment of these qualitative factors by (1) comparing financial results to prior valuations and forecasts and performing a sensitivity analysis on expected changes to certain inputs from the most recent fair value calculation and whether those changes would increase/decrease the fair value, and (2) analyzing macroeconomic information contained in third party analyst reports on the Company and certain other market data sources. We involved valuation professionals with specialized skills and knowledge, who assisted in analyzing general economic conditions and market demand for the Company’s medical surgical products.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Richmond, Virginia
February 24, 2021

Index to Exhibits

2.1
Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

2.2
Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)

2.3
Purchase Agreement, dated as of April 6, 2020 by and among EHDH Holding Group and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A Exhibit 2.1, dated January 16, 2020)**

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of Owens & Minor, Inc., as adopted April 3, 2020 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed April 6, 2020)

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

10.21	Form of Owens & Minor, Inc. 2020 Performance Share Award Agreement under the 2018 Stock Incentive Plan (incorporated herein by reference to our Current report on 8-K, Exhibit 10.2, dated May 1, 2020)*

10.22	Owens & Minor, Inc. Officer Severance Policy dated May 7, 2018 (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.4, dated May 9, 2018)*

10.23	Policy on Recoupment of Executive Incentive Compensation (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2009)*

10.24	Owens & Minor, Inc. 2015 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration Number 333-203826)*

10.25	Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Registration Statement on Form S-8, Registration number 333-224787)*

10.26	Employment Term Sheet Effective May 20, 2015 for P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2015)*

10.27
Restricted Stock Grant Agreement dated July 1, 2015 between the Company and P. Cody Phipps (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended June 30, 2015)*

10.28
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

10.29
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

10.30
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

10.31
Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC , Mediq B.V. , Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.32	Owens & Minor, Inc. 2017 Teammate Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2017 (File No. 001-09810))*

10.33
Credit Agreement, dated as of July 27, 2017, by and among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC,  (the “Borrowers”), Owens & Minor, Inc. and certain of its domestic subsidiaries (together, the “Guarantors), Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Bank, N.A. (the “Administrative Agent”), a syndicate of financial institutions party thereto,  and the other agents party thereto (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated July 28, 2017)

10.34
Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.35
Executive Separation Agreement and General Release, dated as of August 16, 2018, by and between Richard A. Meier and Owens & Minor Medical, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 10.1, dated August 23, 2018)*

10.36
Executive Separation Agreement and General Release, dated as of August 3, 2018, by and between Rony Kordahi and Owens & Minor Medical, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.10, for the quarter ended June 30, 2018)*

10.37
Executive Separation Agreement and General Release, dated as of January 10th, 2020, by and between Robert K. Snead, and Owens & Minor, Inc. (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 10.36, for the year ended December 31, 2019)*

10.38
Security and Pledge Agreement, dated as of April 30, 2018, by and among Owens & Minor, Inc., O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Bank of America, N.A., U.S. Bank National Association, and the other secured parties thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 4, 2018)

10.39
First Amendment to Credit Agreement, dated as of March 29, 2018, by and among Owens & Minor Distribution, Inc., Owens  & Minor Medical, Inc., Barista Acquisition I, LLC, and Barista Acquisition II, LLC, as Borrowers, Owens  & Minor, Inc. and certain of its domestic subsidiaries, as Guarantors, the banks party thereto and Wells Fargo Bank, N.A., as Administrative Agent for the banks party thereto (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 10.1, dated April 18, 2018)

10.40
Second Amendment to Credit Agreement, dated as of April 30, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 4, 2018)

10.41
Third Amendment to Credit Agreement, dated as of May 9, 2018, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Wells Fargo Bank, N.A., as administrative agent for certain of the credit facilities, Bank of America, N.A., as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Form 10-Q, Exhibit 10.9, dated May 10, 2018)

10.42
Fourth Amendment to Credit Agreement, dated as of February 12, 2019, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens  & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens  & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Bank of America, N.A., as administrative agent for certain of the credit facilities and as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.43	Amendment to the Owens & Minor, Inc. 2018 Stock Incentive Plan (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2019*

10.44
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as Amended and Restated Effective May 10, 2019 ((Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2019*

10.45
Executive Separation Agreement and General Release, dated as of June 26, 2019, by and between Stuart Morris-Hipkins and Owens & Minor, Inc. (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2019)*

10.46
Fifth Amendment to Credit Agreement, dated as of February 13, 2020, by and among O&M Halyard, Inc., Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC and Barista Acquisition II, LLC, Owens & Minor, Inc. and each other domestic subsidiary of the Company party thereto from time to time, Bank of America, N.A., as administrative agent for certain of the credit facilities and as collateral agent and administrative agent for the term B facility, and the other agents party thereto. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 18, 2020)

10.47
Receivables Financing Agreement, dated as of February 19, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2020)

10.48
Purchase and Sale Agreement, dated as of February 19, 2020, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2020)

10.49
Performance Guaranty of Owens & Minor, Inc., dated as of February 19, 2020 in favor of PNC Bank, National Association. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated February 19, 2020)

10.50
Amendment No. 2 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2020. (File No. 001-09810))*

10.51
First Amendment to the Receivables Financing Agreement, dated as of May 19, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended June 30, 2020)

10.52
Second Amendment to the Receivables Financing Agreement, dated as of July 1, 2020, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.2, for the quarter ended June 30, 2020)

10.53	Owens & Minor, Inc. 2021 Teammate Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s definitive Proxy Statement filed March 19, 2020 (File No. 001-09810))*

11.1	Calculation of Net Income (Loss) per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15-Net Income (Loss) per Common Share

21.1	Subsidiaries of Registrant

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*  Management contract or compensatory plan or arrangement.
** Certain exhibits and schedules to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2021.

OWENS & MINOR, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2021:

/s/ Edward A. Pesicka	/s/ Mark F. McGettrick
Edward A. Pesicka	Mark F. McGettrick
President, Chief Executive Officer & Director	Director

/s/ Andrew G. Long	/s/ Eddie N. Moore, Jr.
Andrew G. Long	Eddie N. Moore, Jr.
Executive Vice President & Chief Financial Officer	Director

/s/ Mark A. Beck	/s/ Michael C. Riordan
Mark A. Beck	Michael C. Riordan
Chairman of the Board of Directors	Director

/s/ Gwendolyn M. Bingham	/s/ Robert C. Sledd
Gwendolyn M. Bingham	Robert C. Sledd
Director	Director

/s/ Robert J. Henkel
Robert J. Henkel
Director

Corporate Officers

Edward A. Pesicka (53)
President, Chief Executive Officer & Director

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

Andrew G. Long (55)
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

Christopher Lowery (57)
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

Jeffery T. Jochims (53)
Executive Vice President, Chief Operating Officer & President, Medical Distribution

Executive Vice President & Chief Operating Officer since November 1, 2019. Mr. Jochims joined Owens & Minor in April 2019 and served as Executive Vice President, Strategy & Solutions prior to becoming COO. Mr. Jochims recently assumed the additional duties of President, Medical Distribution. In his capacities as COO and President, Medical Distribution, Mr. Jochims is responsible for the performance and operations of our Medical Distribution business unit as well as the Company’s, specialty services, IT, marketing, strategy and continuous improvement functions. Prior to joining Owens & Minor, Mr. Jochims served from 2015 to 2019 as an executive consultant and board member to companies in the healthcare, pharmaceutical and life sciences industries. Additionally during that period, Mr. Jochims was a co-founder and principal of 4C Measures, a start-up technology business. Prior to that, from 2000 until 2014, Mr. Jochims served in positions of increasing authority at Thermo Fisher Scientific, including January 2012 - December 2014 as President of the Global Research & Safety Market division publicly known as Fisher Scientific. Prior to that, he was President of the Safety Market Division from January 2010 to January 2012, Vice President of Global Channel Development & Strategy from May 2007 to December 2009 and Vice President - Division General Counsel & Deputy General Counsel from May 2000-2007.

Shana C. Neal (55)
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

Nicholas J. Pace (50)
Executive Vice President, General Counsel & Corporate Secretary

Executive Vice President, General Counsel & Corporate Secretary since May 2018. Mr. Pace joined Owens & Minor in 2016, serving as its Senior Vice President, General Counsel & Corporate Secretary. Prior to joining the company, Mr. Pace served as Executive Vice President, General Counsel & Secretary of Landmark Health, LLC, from July-December 2015. From January 2014 to July 2015, he served in simultaneous roles of Senior Vice President, Strategy & General Counsel of Landmark Health, LLC and Executive Vice President, Corporate Development & General Counsel of Avalon Health Services, LLC, two Francisco Partners portfolio companies. From March to October 2013, Mr. Pace served as Executive Vice President, Operations & Compliance for Health Diagnostic Laboratory, Inc., which filed for Chapter 11 bankruptcy protection in June 2015. Prior to that role, he served as Executive Vice President, General Counsel & Secretary of Amerigroup Corporation, where he worked from 2006-2013 until its sale to Anthem, Inc.

Mark P. Zacur (58)
Executive Vice President, Chief Commercial Officer

Executive Vice President & Chief Commercial Officer since November 1, 2019. Mr. Zacur joined Owens & Minor in June 2019 and served as Senior Vice President & Chief Procurement Officer until November 2019. Prior to joining the company, Mr. Zacur served as Vice President & General Manager of Fisher Healthcare, a national diagnostics laboratory distributor and operating division of Thermo Fisher Scientific, from November 2014 to May 2019. Previously, he held a variety of marketing, product management, procurement and operations leadership roles at Thermo Fisher Scientific, Bayer Corporation and Reichhold Chemicals. Mark currently serves on the Board of Directors at St. Clair Hospital, a 330-bed independent, non-profit hospital located in Mt. Lebanon, PA.

Jonathan A. Leon (54)
Senior Vice President, Corporate Treasurer

Senior Vice President, Corporate Treasurer of Owens & Minor since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for the Brinks Company for nineteen years, beginning in 1998, where he served as Treasurer.

Michael W. Lowry (59)
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