Form 10-Q
period 2021-03-31
OWENS & MINOR INC/VA/
filed 2021-05-05
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 29, 2021, was 75,147,827 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Net revenue	$2,326,534	$2,122,693
Cost of goods sold	1,883,783	1,854,134
Gross margin	442,751	268,559
Distribution, selling and administrative expenses	292,701	254,048
Acquisition-related and exit and realignment charges	5,963	6,064
Other operating income, net	(2,605)	(2,309)
Operating income	146,692	10,756
Interest expense, net	13,672	23,342
Loss on extinguishment of debt	40,433	4,127
Other expense, net	569	719
Income (loss) from continuing operations before income taxes	92,018	(17,432)
Income tax provision (benefit)	22,429	(8,523)
Income (loss) from continuing operations, net of tax	69,589	(8,909)
Loss from discontinued operations, net of tax	—	(2,415)
Net income (loss)	$69,589	$(11,324)

Income (loss) from continuing operations per common share: basic and diluted	$0.98	$(0.15)
Loss from discontinued operations per common share: basic and diluted	—	(0.04)
Net income (loss) per common share: basic and diluted	$0.98	$(0.19)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss)	$69,589	$(11,324)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(12,262)	(28,178)
Change in unrecognized net periodic pension costs	121	170
Net gain (loss) on derivative instruments	20,044	(11,397)
Total other comprehensive income (loss), net of tax	7,903	(39,405)
Comprehensive income (loss)	$77,492	$(50,729)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$54,455	$83,058
Accounts receivable, net of allowances of $21,231 and $19,087	736,176	700,792
Merchandise inventories	1,322,897	1,233,751
Other current assets	93,208	118,264
Total current assets	2,206,736	2,135,865
Property and equipment, net of accumulated depreciation of $292,568 and $284,126	307,852	315,662
Operating lease assets	155,152	144,755
Goodwill	391,349	394,086
Intangible assets, net	232,009	243,351
Other assets, net	97,723	101,920
Total assets	$3,390,821	$3,335,639
Liabilities and equity
Current liabilities
Accounts payable	$1,021,761	$1,000,186
Accrued payroll and related liabilities	64,661	109,447
Other current liabilities	250,875	236,094
Total current liabilities	1,337,297	1,345,727
Long-term debt, excluding current portion	981,342	986,018
Operating lease liabilities, excluding current portion	130,565	119,932
Deferred income taxes	51,476	50,641
Other liabilities	103,880	121,267
Total liabilities	2,604,560	2,623,585
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 75,100 shares and 73,472 shares	150,200	146,944
Paid-in capital	430,490	436,597
Retained earnings	236,177	167,022
Accumulated other comprehensive loss	(30,606)	(38,509)
Total equity	786,261	712,054
Total liabilities and equity	$3,390,821	$3,335,639
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$69,589	$(11,324)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	22,900	23,913
Share-based compensation expense	5,182	3,941
Impairment charges	—	9,080
Loss on extinguishment of debt	40,433	4,127
Provision for losses on accounts receivable	8,462	5,213
Deferred income tax (benefit) expense	(5,865)	6,348
Changes in operating lease right-of-use assets and lease liabilities	448	(714)
Changes in operating assets and liabilities:
Accounts receivable	(45,919)	(7,942)
Merchandise inventories	(89,393)	39,340
Accounts payable	18,742	98,743
Net change in other assets and liabilities	(1,666)	(77,178)
Other, net	2,510	(93)
Cash provided by operating activities	25,423	93,454
Investing activities:
Additions to property and equipment	(5,048)	(4,771)
Additions to computer software	(1,575)	(942)
Proceeds from sale of property and equipment	4	33
Cash used for investing activities	(6,619)	(5,680)
Financing activities:
Proceeds from issuance of debt	574,900	150,000
Repayments under revolving credit facility	(96,500)	(6,200)
Repayments of debt	(523,140)	(166,798)
Financing costs paid	(11,700)	(5,785)
Cash dividends paid	(181)	(155)
Payment for termination of interest rate swaps	(15,434)	—
Other, net	(8,339)	(2,468)
Cash used for financing activities	(80,394)	(31,406)
Effect of exchange rate changes on cash and cash equivalents	(2,139)	(62)
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,729)	56,306
Cash, cash equivalents and restricted cash at beginning of period	134,506	84,687
Cash, cash equivalents and restricted cash at end of period	$70,777	$140,993
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$898	$2,695
Interest paid	$10,255	$21,431

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net loss				(11,324)		(11,324)
Other comprehensive loss					(39,405)	(39,405)
Dividends declared ($0.0025 per share)				(127)		(127)
Share-based compensation expense, exercises and other	42	84	4,956			5,040
Balance, March 31, 2020	62,885	$125,770	$256,357	$126,323	$(92,112)	$416,338

Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income				69,589		69,589
Other comprehensive income					7,903	7,903
Dividends declared ($0.0025 per share)				(434)		(434)
Share-based compensation expense, exercises and other	1,628	3,256	(6,107)			(2,851)
Balance, March 31, 2021	75,100	$150,200	$430,490	$236,177	$(30,606)	$786,261
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)
Note 1—Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The Movianto business represented a component that met accounting requirements to be classified as discontinued operations for the three months ended March 31, 2020. In accordance with GAAP, the results of operations of the Movianto business are presented as discontinued operations through June 18, 2020 (the Divestiture Date) and, as such, have been excluded from continuing operations for the three months ended March 31, 2020. With the exception of Note 3, the Notes to Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. and its subsidiaries. See Note 3 for additional information regarding discontinued operations. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other assets, net as of March 31, 2021 represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) Advanced Program.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$54,455	$83,058
Restricted cash included in Other current assets	—	35,126
Restricted cash included in Other assets, net	16,322	16,322
Total cash, cash equivalents, and restricted cash	$70,777	$134,506

Note 2—Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of restricted cash also approximates fair value due to its nature. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 6 for the fair value of debt. The fair value of foreign currency contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 8 for the fair value of derivatives.

Note 3—Discontinued Operations

On June 18, 2020, we completed the divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. We concluded that the Movianto business met the criteria for discontinued operations through the Divestiture Date, as the intention to sell represented a strategic shift and the criteria for held-for-sale were met. Movianto was previously reported in the Global Solutions segment.
Accordingly, the results of operations from the Movianto business are reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the three months ended March 31, 2020.

The following table summarizes the financial results of our discontinued operations for the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Net revenue	$122,342
Cost of goods sold	32,106
Gross margin	90,236
Distribution, selling, and administrative expenses	80,953
Asset impairment charges	9,080
Acquisition-related and exit and realignment charges	271
Other operating income, net	(461)
Operating income	393
Interest expense, net	1,720
Loss from discontinued operations before income taxes	(1,327)
Income tax provision from discontinued operations	1,088
Loss from discontinued operations, net of tax	$(2,415)

We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for three months ended March 31, 2020.
No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.
We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the three months ended March 31, 2021 and were immaterial for the period presented.
We had no assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheets at March 31, 2021 and December 31, 2020.
The following table provides operating and investing cash flow information for our discontinued operations:

Three Months Ended March 31, 2020
Operating Activities:
Depreciation and amortization	$—
Impairment charges	9,080
Investing Activities:
Capital expenditures	1,664

Note 4—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2021:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2020	$283,905	$110,181	$394,086
Currency translation adjustments	—	(2,737)	(2,737)
Carrying amount of goodwill, March 31, 2021	$283,905	$107,444	$391,349

Intangible assets at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021			December 31, 2020
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles

Gross intangible assets	$268,688	$90,000	$43,238	$270,505	$90,000	$43,245
Accumulated amortization	(127,344)	(26,972)	(15,601)	(121,209)	(24,881)	(14,309)
Net intangible assets	$141,344	$63,028	$27,637	$149,296	$65,119	$28,936
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At March 31, 2021, $59.1 million in net intangible assets were held in the Global Solutions segment and $173 million were held in the Global Products segment. Amortization expense for intangible assets was $10.0 million and $10.6 million for the three months ended March 31, 2021 and 2020.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $29.9 million for the remainder of 2021, $38.9 million for 2022, $38.7 million for 2023, $33.9 million for 2024, $28.2 million for 2025 and $26.8 million for 2026.

Note 5—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include management changes, certain professional fees, and costs to streamline administrative functions and processes and divestiture related costs.
Exit and realignment charges by segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Global Solutions segment	$4,663	$1,829
Global Products segment	1,300	—
Total exit and realignment charges	$5,963	$1,829

The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2021 and 2020:
`

Total
Accrued exit and realignment costs, December 31, 2020	$3,146
Provision for exit and realignment activities:
Information system restructuring costs	1,029
Lease obligations	347
Other	781
Cash payments	(2,915)
Accrued exit and realignment costs, March 31, 2021	$2,388

Accrued exit and realignment costs, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	1,391
Information system restructuring costs	183
Lease obligations	202
Other	53
Cash payments	(5,799)
Accrued exit and realignment costs, March 31, 2020	$4,192

In addition to the exit and realignment accruals in the preceding table, we also incurred $3.8 million of costs that were expensed as incurred for the three months ended March 31, 2021, including $3.2 million related to an increase in reserves associated with certain retained assets of Fusion5, $0.5 million in impairment charges related to our client engagement center, and $0.1 million in other asset charges.
There were no acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations for the three months ended March 31, 2021. Acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $4.2 million for the three months ended March 31, 2020 and consisted primarily of transition costs for the Halyard acquisition.
We may incur additional costs in 2021 related to certain retained assets of Fusion5.

Note 6—Debt

Debt consists of the following:

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.375% Senior Notes, due December 2024	$244,862	$254,183	$244,780	$253,241
4.500% Senior Notes, due March 2029	491,299	503,475	—	—
Term Loan A-2	—	—	33,865	34,390
Term Loan B	—	—	477,525	486,614
Revolver	6,700	6,700	103,200	103,200
Receivables Securitization Program	226,004	230,000	152,929	155,100
Finance leases and other	13,543	13,543	13,668	13,668
Total debt	982,408	1,007,901	1,025,967	1,046,213
Less current maturities	(1,066)	(1,066)	(39,949)	(40,453)
Long-term debt	$981,342	$1,006,835	$986,018	$1,005,760

We have $246 million, excluding debt issuance costs and deferred fees, of 4.375% senior notes due in 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate plus 30 basis points.
In March 2021, we issued $500 million, excluding debt issuance costs and deferred fees, of 4.500% senior unsecured notes due in 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We used a portion of the net proceeds from the Notes Offering to repay our Term B Loan and borrowings under our revolving credit facility. In connection with these repayments, we recorded $15.3 million in write-offs of deferred financing costs and third party fees within loss on extinguishment of debt for the three months ended March 31, 2021. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On March 10, 2021, we terminated our then existing credit agreement and all obligations thereunder were repaid. On that same date, we entered into a new credit agreement with Bank of America, N.A. and a syndicate of lenders (the Credit Agreement) with a $300 million revolving credit facility. The interest rate on our revolving credit facility is based on a spread over either the Eurocurrency Rate or the Base Rate (each as defined in the Credit Agreement). The Credit Agreement matures in March 2026.
At March 31, 2021 and December 31, 2020, we had borrowings of $6.7 million and $103 million and letters of credit of $11.4 million and $13.9 million outstanding under our revolving credit facilities. At March 31, 2021 and December 31, 2020, we had $282 million and $283 million available for borrowing. We also had letters of credit and bank guarantees outstanding for $1.9 million and $1.6 million as of March 31, 2021 and December 31, 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
We entered into a Security and Pledge Agreement (the Security Agreement), dated March 10, 2021, pursuant to which we granted collateral on behalf of the holders of the 2024 Notes, and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Credit Agreement included additional collateral requirements of the Credit Parties, including an obligation to pledge our owned U.S. real estate and the remaining equity interests in foreign subsidiaries.
On March 10, 2021, we entered into an amendment to our accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the amended Receivables Securitization Program, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $450 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) or successor rate. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures in March 2024.
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2021.
As of March 31, 2021, scheduled future principal payments of debt, excluding finance leases and other, were $476 million in 2024, $6.7 million in 2026, and $500 million in 2029. Current maturities include $1.1 million in current portion of finance leases.

Note 7—Retirement Plans

We have a noncontributory, unfunded retirement plan for certain retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$704	$351
Interest cost	446	494
Recognized net actuarial loss	353	214
Net periodic benefit cost	$1,503	$1,059

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
We determine the fair value of our foreign currency derivatives based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. All derivatives are carried at fair value in our consolidated balance sheets in other current assets and other current liabilities. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2021:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Economic (non-designated) hedges
Foreign currency contracts	$18,700	April 2021	Other current assets	$—	Other current liabilities	$110
In March 2021, we terminated the remaining $300 million in notional value of interest rate swaps. In September 2020, we had previously terminated $150 million in notional value of interest rate swaps. The remaining balance of the fair value adjustments of $25.1 million, which related to these terminated interest rate swaps, within Accumulated other comprehensive loss was reclassified to Loss on extinguishment of debt within our Consolidated Statements of Operations for the three months ended March 31, 2021.
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

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three months ended March 31, 2021:

	Amount of Gain Recognized in Other Comprehensive Income	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$2,426	Loss on extinguishment of debt	$(40,433)	$(25,518)

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three months ended March 31, 2020:

	Amount of Loss Recognized in Other Comprehensive Loss	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$(16,958)	Interest expense, net	$(23,342)	$(1,259)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three months ended March 31, 2021 and 2020, we recognized losses of $1.0 million and $2.7 million associated with our economic (non-designated) foreign currency contracts.

We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating income, net for our foreign exchange contracts.

Note 9—Income Taxes

The effective tax rate was 24.4% for the three months ended March 31, 2021, compared to a tax benefit of 48.9% in the same quarter of 2020. The change in these rates resulted primarily from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock recorded in the first quarter of 2021. The liability for unrecognized tax benefits was $21.0 million at March 31, 2021 and $20.8 million at December 31, 2020. Included in the liability at March 31, 2021 and December 31, 2020 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 10—Net Income (Loss) per Common Share

The following summarizes the calculation of net income (loss) per common share attributable to common shareholders for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020

Weighted average shares outstanding - basic	70,834	60,571
Dilutive shares	104	—
Weighted average shares outstanding - diluted	70,938	60,571

Income (loss) from continuing operations	$69,589	$(8,909)
Basic and diluted per share	$0.98	$(0.15)

Loss from discontinued operations	$—	$(2,415)
Basic and diluted per share	$—	$(0.04)

Net income (loss)	$69,589	$(11,324)
Basic and diluted per share	$0.98	$(0.19)

Note 11—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 12—Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2021 and 2020:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive income (loss) before reclassifications	—	(12,262)	2,426	(9,836)
Income tax	—	—	(611)	(611)
Other comprehensive income (loss) before reclassifications, net of tax	—	(12,262)	1,815	(10,447)
Amounts reclassified from accumulated other comprehensive loss	156	—	25,518	25,674
Income tax	(35)	—	(7,289)	(7,324)
Amounts reclassified from accumulated other comprehensive loss, net of tax	121	—	18,229	18,350
Other comprehensive income (loss)	121	(12,262)	20,044	7,903
Accumulated other comprehensive loss, March 31, 2021	$(18,326)	$(12,280)	$—	$(30,606)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive loss before reclassifications	—	(28,178)	(16,958)	(45,136)
Income tax	—	—	4,646	4,646
Other comprehensive loss before reclassifications, net of tax	—	(28,178)	(12,312)	(40,490)
Amounts reclassified from accumulated other comprehensive loss	214	—	1,259	1,473
Income tax	(44)	—	(344)	(388)
Amounts reclassified from accumulated other comprehensive loss, net of tax	170	—	915	1,085
Other comprehensive income (loss)	170	(28,178)	(11,397)	(39,405)
Accumulated other comprehensive loss, March 31, 2020	$(14,521)	$(53,479)	$(24,112)	$(92,112)

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
We evaluate the performance of our segments based on their operating income excluding intangible amortization and acquisition-related and exit and realignment charges that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis.
Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful. We believe all inter-segment sales are at prices that approximate market.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2021	2020
Net revenue:
Global Solutions	$1,849,509	$1,847,593
Global Products	658,750	391,192
Total segment net revenue	2,508,259	2,238,785
Inter-segment revenue
Global Products	(181,725)	(116,092)
Total inter-segment revenue	(181,725)	(116,092)
Consolidated net revenue	$2,326,534	$2,122,693

Operating income:
Global Solutions	$8,892	$7,691
Global Products	163,587	18,571
Inter-segment eliminations	(9,798)	1,169
Intangible amortization	(10,026)	(10,611)
Acquisition-related and exit and realignment charges	(5,963)	(6,064)
Consolidated operating income	$146,692	$10,756

Depreciation and amortization:
Global Solutions	$9,839	$10,636
Global Products	13,061	13,277
Consolidated depreciation and amortization	$22,900	$23,913

Capital expenditures:
Global Solutions	$3,000	$1,032
Global Products	3,623	3,017
Discontinued operations	—	1,664
Consolidated capital expenditures	$6,623	$5,713

	March 31, 2021	December 31, 2020
Total assets:
Global Solutions	$2,072,642	$2,117,372
Global Products	1,263,724	1,135,209
Segment assets	3,336,366	3,252,581
Cash and cash equivalents	54,455	83,058
Consolidated total assets	$3,390,821	$3,335,639

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended March 31,
	2021	2020
Net revenue:
United States	$2,182,755	$2,033,454
International	143,779	89,239
Consolidated net revenue	$2,326,534	$2,122,693

Note 14—Recent Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted ASU No. 2019-12 effective beginning January 1, 2021. Its adoption did not have a material impact on our consolidated financial statements.
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
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, to improve consistency by amending the FASB Accounting Standards Codification (the Codification) to include all disclosure guidance in the appropriate disclosure sections. This ASU also clarifies application of various provisions in the Codification by amending and adding new headings, cross referencing to other guidance, and refining or correcting terminology. The amendments in this ASU do not change GAAP and, therefore, are not expected to result in a significant change in practice. We adopted ASU No. 2020-10 effective beginning January 1, 2021. Its adoption did not have a material impact on our consolidated financial statements.
There have been no further changes in our significant accounting policies from those contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2020. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
As a result of the Divestiture, the results of operations from our Movianto business are reported as “Loss from discontinued operations, net of tax” for the three months ended March 31, 2020. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
Income (loss) from continuing operations per diluted share was $0.98 for the three months ended March 31, 2021 as compared to $(0.15) for the three months ended March 31, 2020. Global Solutions segment operating income was $8.9 million for the three months ended March 31, 2021, compared to $7.7 million for the three months ended March 31, 2020. Global Products segment operating income was $164 million for the three months ended March 31, 2021, compared to $18.6 million for the three months ended March 31, 2020. The increase was a result of higher revenues and favorable product mix combined with continued operating efficiencies compared to the prior year.

COVID-19 Update

We are closely monitoring the impact of the 2019 novel coronavirus (COVID-19) on all aspects of our business, including how it impacts our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
Revenue for the three months ended March 31, 2021 of $2.3 billion includes an increase in demand for personal protective equipment (PPE), which was partially offset by a reduction in elective surgical procedures primarily due to the impact of COVID-19. Operating income also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies. We have expanded our PPE production operations and have taken measures to increase and improve our production such as retooling existing equipment, installing and optimizing new production lines and ramping up our new non-woven fabric machinery. We expect that we will continue servicing our customers' needs related to the heightened demand for our PPE as a result of various factors, including the implementation of new regulations and healthcare protocols calling for increased use of PPE, healthcare professional preference for medical grade PPE, stockpile PPE demand and the creation of new channels for PPE demand in healthcare, non-healthcare and international markets.
In March 2020, under the Defense Production Act (DPA), we were awarded a contract with the U.S. Department of Health and Human Services to produce N-95 respirator masks in an effort to replenish the Strategic National Stockpile. In April 2020, also under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30.0 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks. Through March 31, 2021, approximately $27.8 million had been expended, substantially all of which had been reimbursed in accordance with this arrangement.
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
Results of Operations

Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Global Solutions	$1,849,509	$1,847,593	$1,916	0.1%
Global Products	658,750	391,192	267,558	68.4%
Inter-segment	(181,725)	(116,092)	(65,633)	(56.5)%
Net revenue	$2,326,534	$2,122,693	$203,841	9.6%
The change in net revenue for the three months ended March 31, 2021 reflected the impact of revenue growth in Global Products from increased demand for PPE, higher cost pass-through in gloves, along with strong performance in our Byram Patient Direct business. These were partially offset by a reduction in elective surgical procedures, primarily due to the impact of COVID-19, and one less selling day. Foreign currency translation had a favorable impact on net revenue of $9.3 million for the three months ended March 31, 2021 as compared to the prior year.

Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of goods sold	$1,883,783	$1,854,134	$29,649	1.6%
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

Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Gross margin	$442,751	$268,559	$174,192	64.9%
As a % of net revenue	19.03%	12.65%
Gross margin increase in the three months ended March 31, 2021 was driven by sales growth, market dynamics including timing of cost changes, an overall improved sales mix, operating efficiencies primarily in Global Products and a favorable impact from foreign currency translation of $6.2 million.

Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Distribution, selling and administrative expenses	$292,701	$254,048	$38,653	15.2%
As a % of net revenue	12.58%	11.97%
Acquisition-related and exit and realignment charges	$5,963	$6,064	$(101)	(1.7)%
Other operating income, net	$(2,605)	$(2,309)	$(296)	12.8%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by revenue growth, higher accrued incentive compensation, teammate benefits and charitable contributions, partially offset by operational efficiencies. DS&A expenses also included an unfavorable impact for foreign currency translation of $1.0 million for the three months ended March 31, 2021.
There were no acquisition-related charges for the three months ended March 31, 2021 compared to $4.2 million for the same period of 2020, which consisted primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $6.0 million for the three months ended March 31, 2021 and consisted primarily of an increase in reserves associated with certain retained assets of Fusion5, IT restructuring charges and other costs related to the reorganization of the U.S. commercial, operations and executive teams. Exit and realignment charges were $1.8 million for the three months ended March 31, 2020 and consisted primarily of IT restructuring charges and other costs related to the reorganization of the U.S. commercial, operations and executive teams.
The change in other operating income, net was attributed primarily to lower foreign currency transaction gains offset by lower losses from the adjustments to fair value on our foreign currency contracts compared to prior year.

Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense, net	$13,672	$23,342	$(9,670)	(41.4)%
Effective interest rate	5.45%	7.17%
Interest expense, net and the effective interest rate for the three months ended March 31, 2021 decreased primarily due to a reduction of debt and lower interest rates. See Note 6 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Loss on extinguishment of debt	$40,433	$4,127	$36,306	879.7%
Loss on extinguishment of debt for the three months ended March 31, 2021 includes the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million. Loss on extinguishment of debt for the three months ended March 31, 2020 primarily includes the write-off of deferred financing costs and third party fees.

Other expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Other expense, net	$569	$719	$(150)	(20.9)%
Other expense, net for the three months ended March 31, 2021 and 2020 represents interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2021	2020	$	%
Income tax provision (benefit)	$22,429	$(8,523)	$30,952	363.2%
Effective tax rate	24.4%	48.9%
The change in the effective tax rate for the three months ended March 31, 2021 compared to the same period in 2020 resulted primarily from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock recorded in the first quarter of 2021.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility or Receivables Securitization Program, or a combination thereof of approximately $25.9 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	March 31, 2021	December 31, 2020	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$54,455	$83,058	$(28,603)	(34.4)%
Accounts receivable, net of allowances	$736,176	$700,792	$35,384	5.0%
Consolidated DSO (1)	27.7	26.0
Merchandise inventories	$1,322,897	$1,233,751	$89,146	7.2%
Inventory days (2)	63.2	57.8
Accounts payable	$1,021,761	$1,000,186	$21,575	2.2%
    (1) Based on period end accounts receivable and net revenue for the quarters ended March 31, 2021 and December 31, 2020
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended March 31, 2021 and December 31, 2020

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, which relates to continuing operations and discontinued operations:

(Dollars in thousands)	2021	2020
Net cash provided by (used for):
Operating activities	$25,423	$93,454
Investing activities	(6,619)	(5,680)
Financing activities	(80,394)	(31,406)
Effect of exchange rate changes	(2,139)	(62)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63,729)	$56,306

Cash provided by operating activities in the first three months of 2021 and 2020 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in the first three months of 2021 and 2020 included capital expenditures of $6.6 million and $5.7 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software.
Cash used for financing activities in the first three months of 2021 included dividend payments of $0.2 million and repayments of $96.5 million under our revolving credit facility, compared to $0.2 million and $6.2 million for the same period of 2020. We also had proceeds from borrowings of $575 million related to the 2029 Unsecured Notes and Accounts Receivable Securitization Program for the first three months of 2021, compared to $150 million related to the Accounts Receivable Securitization Program for the first three months of 2020. Financing activities also included repayments of $523 million for the first three months of 2021 compared to $167 million in the same period of 2020 on our term loans and 2021 and 2024 Notes. We used $4.4 million of cash to repurchase $4.6 million aggregate principal amount of the 2021 and 2024 Notes during the first three months of 2020. We also paid $11.7 million in financing costs, as compared to $5.8 million in financing costs for the same period of 2020. In addition, we paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during the first three months of 2021.

Capital resources. Our sources of liquidity include cash and cash equivalents, a revolving credit facility under our Credit Agreement with Bank of America, N.A, as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (the Credit Agreement), and the Receivables Securitization Program. The Credit Agreement provides a revolving borrowing capacity of $300 million. The interest rate on our revolving credit facility is based on a spread over either the Eurocurrency Rate or the Base Rate (each as defined in the Credit Agreement). The Credit Agreement matures in March 2026.
At March 31, 2021 and December 31, 2020, we had borrowings of $6.7 million and $103 million, and letters of credit of $11.4 million and $13.9 million outstanding under our credit agreements. At March 31, 2021 and December 31, 2020, we had $282 million and $283 million, available for borrowing. We also had letters of credit and bank guarantees outstanding for $1.9 million and $1.6 million as of March 31, 2021 and December 31, 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued independent of the Credit Agreement.
We entered into a Security and Pledge Agreement (the Security Agreement), dated March 10, 2021, pursuant to which we granted collateral on behalf of the holders of the 2024 Notes, and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions. The Credit Agreement included additional collateral requirements of the Credit Parties, including an obligation to pledge our owned U.S. real estate and the remaining equity interests in foreign subsidiaries.
On March 10, 2021, we entered into an amendment to our accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the amended Receivables Securitization Program, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $450 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over the London Interbank Offered Rate (LIBOR) or successor rate. Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures in March 2024.
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of either agreement. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2021.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2021 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
The first quarter dividend of $0.0025 per share was paid in March 2021. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement and other factors.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $37.7 million and $72.0 million at March 31, 2021 and December 31, 2020. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of March 31, 2021. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2021 for all our foreign subsidiaries.

Guarantor and Collateral Group Summarized Financial Information

We are providing the following information in compliance with Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and Rule 13-02 of Regulation S-X, of with respect to our 2024 Notes. See Note 6 of the accompanying consolidated financial statements for additional information regarding the terms of the 2024 Notes.
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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Three months ended March 31, 2021
(Dollars in thousands)
Net revenue(1)	$2,260,930
Gross margin	386,153
Operating income	105,032
Income from continuing operations, net of tax	42,145
Net income	42,145
(1)Includes $78.2 million in sales to non-guarantor subsidiaries for the three months ended March 31, 2021.

Summarized Consolidated Balance Sheet - Guarantor Group	March 31, 2021	December 31, 2020
(Dollars in thousands)
Total current assets	$1,286,114	$1,559,248
Intercompany receivable	370,103	399,484
Total assets	2,664,388	2,943,125
Current liabilities	1,379,941	1,374,800
Intercompany payable	106,238	89,040
Total liabilities	2,388,724	2,465,894

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheet - Collateral Group	March 31, 2021	December 31, 2020
(Dollars in thousands)
Total current assets	$1,377,069	$1,651,460
Intercompany receivable	248,974	158,651
Total assets	2,561,146	2,851,226
Current liabilities	1,335,156	1,356,024
Intercompany payable	504,299	486,491
Total liabilities	2,376,416	2,480,953

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our Consolidated Statements of Operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 2021.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, and any worsening of the pandemic or future pandemics, related governmental responses, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, temporary production and distribution center and office closures due to reduced workforces or government mandates, availability of raw materials, potential resulting labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, impacts of the pandemic or future pandemics on other third parties with whom we conduct business, the healthcare industry, and the broader business environment, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;
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
•our ability to successfully implement the expense reduction and productivity and efficiency initiatives;
•our ability to continue to comply with the terms and conditions of Byram Healthcare’s Corporate Integrity Agreement; and
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. We had $6.7 million in borrowings under our revolving credit facility, $226 million in borrowings under our Receivables Securitization Program and $11.4 million in letters of credit under the Credit Agreement at March 31, 2021. We estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $2.5 million per year based on our borrowings outstanding at March 31, 2021.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $2.91 and $2.88 per gallon in the first three months of 2021 and 2020. Based on our fuel consumption in the first three months of 2021, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 4. Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Through March 31, 2021, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Through March 31, 2021, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Item 6. Exhibits

(a)Exhibits

3.1	Amended and Restated Bylaws of the Company effective April 29, 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated May 3, 2021)

4.1
Indenture, dated March 10, 2021, among Owens & Minor, Inc., the guarantors named therein and Regions Bank, as Trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated March 11, 2021)

4.2
Form of Global Note for the 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1 hereto) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 11, 2021)

4.3
Sixth Supplemental Indenture, dated as of March 10, 2021, by and among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated March 11, 2021).

10.1	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated February 26, 2021)**

10.2	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated February 26, 2021)**

10.3	Form of 2021 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated February 26, 2021)**

10.4
Credit Agreement, dated as of March 10, 2021, by and among Owens & Minor, Inc, and certain subsidiaries of Owens & Minor, Inc, as borrowers, Bank of America, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 11, 2021).*

10.5
Third Amendment to Receivables Financing Agreement, dated as of March 10, 2021, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 11, 2021).*

10.6
Amendment to Purchase and Sale Agreement, dated as of March 10, 2021, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 11, 2021).

22.1	List of Guarantor Subsidiaries (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 22.1, for the year ended December 31, 2020)*

22.2	List of Subsidiaries Pledged as Collateral (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 22.2, for the year ended December 31, 2020)*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Owens & Minor, Inc.
(Registrant)

Date:	May 5, 2021	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	May 5, 2021	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer