Form 10-Q
period 2021-06-30
OWENS & MINOR INC/VA/
filed 2021-08-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 29, 2021, was 75,462,486 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net revenue	$2,489,460	$1,807,719	$4,815,994	$3,930,412
Cost of goods sold	2,089,392	1,538,312	3,973,175	3,392,445
Gross margin	400,068	269,407	842,819	537,967
Distribution, selling and administrative expenses	294,096	241,734	586,796	495,782
Acquisition-related and exit and realignment charges	8,624	6,054	14,587	12,118
Other operating expense (income), net	464	(577)	(2,141)	(2,886)
Operating income	96,884	22,196	243,577	32,953
Interest expense, net	11,540	21,605	25,212	44,948
(Gain) loss on extinguishment of debt	—	(1,856)	40,433	2,271
Other expense (income), net	1,028	(2,696)	1,598	(1,977)
Income (loss) from continuing operations before income taxes	84,316	5,143	176,334	(12,289)
Income tax provision (benefit)	18,420	4,982	40,848	(3,541)
Income (loss) from continuing operations, net of tax	65,896	161	135,486	(8,748)
Loss from discontinued operations, net of tax	—	(55,788)	—	(58,203)
Net income (loss)	$65,896	$(55,627)	$135,486	$(66,951)

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.90	$—	$1.87	$(0.14)
Loss from discontinued operations	—	(0.91)	—	(0.96)
Net income (loss)	$0.90	$(0.91)	$1.87	$(1.10)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.87	$—	$1.80	$(0.14)
Loss from discontinued operations	—	(0.91)	—	(0.96)
Net income (loss)	$0.87	$(0.91)	$1.80	$(1.10)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$65,896	$(55,627)	$135,486	$(66,951)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(2,448)	30,008	(14,710)	1,830
Change in unrecognized net periodic pension costs	36	595	157	765
Change in gains and losses on derivative instruments	—	(76)	20,044	(11,473)
Total other comprehensive income (loss), net of tax	(2,412)	30,527	5,491	(8,878)
Comprehensive income (loss)	$63,484	$(25,100)	$140,977	$(75,829)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$45,424	$83,058
Accounts receivable, net of allowances of $20,650 and $19,087	738,573	700,792
Merchandise inventories	1,530,367	1,233,751
Other current assets	87,709	118,264
Total current assets	2,402,073	2,135,865
Property and equipment, net of accumulated depreciation of $311,897 and $284,126	306,511	315,662
Operating lease assets	174,952	144,755
Goodwill	389,864	394,086
Intangible assets, net	221,223	243,351
Other assets, net	97,206	101,920
Total assets	$3,591,829	$3,335,639
Liabilities and equity
Current liabilities
Accounts payable	$1,126,355	$1,000,186
Accrued payroll and related liabilities	96,081	109,447
Other current liabilities	212,741	236,094
Total current liabilities	1,435,177	1,345,727
Long-term debt, excluding current portion	1,007,968	986,018
Operating lease liabilities, excluding current portion	148,016	119,932
Deferred income taxes	45,327	50,641
Other liabilities	107,322	121,267
Total liabilities	2,743,810	2,623,585
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 75,395 shares and 73,472 shares	150,791	146,944
Paid-in capital	428,360	436,597
Retained earnings	301,886	167,022
Accumulated other comprehensive loss	(33,018)	(38,509)
Total equity	848,019	712,054
Total liabilities and equity	$3,591,829	$3,335,639
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$135,486	$(66,951)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	45,501	48,804
Share-based compensation expense	13,040	7,814
Loss on divestiture	—	65,472
Loss on extinguishment of debt	40,433	2,271
Provision for losses on accounts receivable	15,777	7,589
Deferred income tax (benefit) expense	(11,293)	4,269
Changes in operating lease right-of-use assets and lease liabilities	826	(1,029)
Changes in operating assets and liabilities:
Accounts receivable	(57,256)	37,154
Merchandise inventories	(298,294)	107,083
Accounts payable	127,473	16,395
Net change in other assets and liabilities	(3,363)	(76,289)
Other, net	4,076	(2,125)
Cash provided by operating activities	12,406	150,457
Investing activities:
Proceeds from divestiture	—	133,000
Additions to property and equipment	(14,630)	(8,733)
Additions to computer software	(4,051)	(3,409)
Proceeds from sale of property and equipment	22	69
Proceeds from cash surrender value of life insurance policies	—	6,032
Cash (used for) provided by investing activities	(18,659)	126,959
Financing activities:
Proceeds from issuance of debt	574,900	150,000
Repayments under revolving credit facility	(69,900)	(47,900)
Repayments of debt	(523,140)	(258,005)
Financing costs paid	(12,868)	(10,367)
Cash dividends paid	(364)	(311)
Payment for termination of interest rate swaps	(15,434)	—
Other, net	(17,982)	(4,479)
Cash used for financing activities	(64,788)	(171,062)
Effect of exchange rate changes on cash and cash equivalents	(1,718)	5,412
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,759)	111,766
Cash, cash equivalents and restricted cash at beginning of period	134,506	84,687
Cash, cash equivalents and restricted cash at end of period	$61,747	$196,453
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$68,030	$5,975
Interest paid	$17,768	$43,840

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net loss				(11,324)		(11,324)
Other comprehensive loss					(39,405)	(39,405)
Dividends declared ($0.0025 per share)				(127)		(127)
Share-based compensation expense, exercises and other	42	84	4,956			5,040
Balance, March 31, 2020	62,885	125,770	256,357	126,323	(92,112)	416,338
Net loss				(55,627)		(55,627)
Other comprehensive income					30,527	30,527
Dividends declared ($0.0025 per share)				(156)		(156)
Share-based compensation expense, exercises and other	852	1,704	2,376			4,080
Balance, June 30, 2020	63,737	$127,474	$258,733	$70,540	$(61,585)	$395,162

Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income				69,589		69,589
Other comprehensive income					7,903	7,903
Dividends declared ($0.0025 per share)				(434)		(434)
Share-based compensation expense, exercises and other	1,628	3,256	(6,107)			(2,851)
Balance, March 31, 2021	75,100	150,200	430,490	236,177	(30,606)	786,261
Net income				65,896		65,896
Other comprehensive loss					(2,412)	(2,412)
Dividends declared ($0.0025 per share)				(187)		(187)
Share-based compensation expense, exercises and other	295	591	(2,130)			(1,539)
Balance, June 30, 2021	75,395	$150,791	$428,360	$301,886	$(33,018)	$848,019
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The Movianto business represented a component that met accounting requirements to be classified as discontinued operations for the three and six months ended June 30, 2020. In accordance with GAAP, the results of operations of the Movianto business are presented as discontinued operations through June 18, 2020 (the Divestiture Date) and, as such, have been excluded from continuing operations for the three and six months ended June 30, 2020. With the exception of Note 3, the Notes to Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. and its subsidiaries. See Note 3 for additional information regarding discontinued operations. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other assets, net as of June 30, 2021 represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$45,424	$83,058
Restricted cash included in Other current assets	—	35,126
Restricted cash included in Other assets, net	16,323	16,322
Total cash, cash equivalents, and restricted cash	$61,747	$134,506

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
Accordingly, the results of operations from the Movianto business are reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the three and six months ended June 30, 2020.
The following table summarizes the financial results of our discontinued operations for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net revenue	$104,417	$226,759
Cost of goods sold	21,817	53,923
Gross margin	82,600	172,836
Distribution, selling, and administrative expenses	76,560	157,512
Loss on divestiture	56,392	65,472
Acquisition-related and exit and realignment charges	4,554	4,825
Other operating expenses (income), net	73	(388)
Operating loss	(54,979)	(54,585)
Interest expense, net	1,424	3,144
Loss from discontinued operations before income taxes	(56,403)	(57,729)
Income tax (benefit) provision from discontinued operations	(615)	474
Loss from discontinued operations, net of tax	$(55,788)	$(58,203)

We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the three and six months ended June 30, 2020.
No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.
We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the three and six months ended June 30, 2021 and were immaterial for the periods presented. These arrangements were substantially completed as of June 30, 2021.
We had no assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheets at June 30, 2021 and December 31, 2020.
The following table provides operating and investing cash flow information for our discontinued operations:

Six Months Ended June 30, 2020
Operating Activities:
Loss on divestiture	$65,472
Investing Activities:
Capital expenditures	3,027

Note 4—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through June 30, 2021:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2020	$283,905	$110,181	$394,086
Currency translation adjustments	—	(4,222)	(4,222)
Carrying amount of goodwill, June 30, 2021	$283,905	$105,959	$389,864

Intangible assets at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021			December 31, 2020
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$267,593	$90,000	$43,319	$270,505	$90,000	$43,245
Accumulated amortization	(133,651)	(29,062)	(16,976)	(121,209)	(24,881)	(14,309)
Net intangible assets	$133,942	$60,938	$26,343	$149,296	$65,119	$28,936
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At June 30, 2021, $55.1 million in net intangible assets were held in the Global Solutions segment and $166 million were held in the Global Products segment. Amortization expense for intangible assets was $10.0 million and $10.6 million for the three months ended June 30, 2021 and 2020, and $20.1 million and $21.2 million for the six months ended June 30, 2021 and 2020.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is approximately $20 million for the remainder of 2021, $39 million for 2022, $39 million for 2023, $34 million for 2024, $28 million for 2025 and $27 million for 2026.

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
Exit and realignment charges by segment for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Global Solutions segment	$6,507	$1,713	$10,801	$3,542
Global Products segment	2,117	487	3,786	487
Total exit and realignment charges	$8,624	$2,200	$14,587	$4,029

The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2021 and 2020:

Total
Accrued exit and realignment costs, December 31, 2020	$3,146
Provision for exit and realignment activities:
Information system restructuring costs	1,029
Lease obligations	347
Other	781
Cash payments	(2,915)
Accrued exit and realignment costs, March 31, 2021	2,388
Provision for exit and realignment activities:
Information system restructuring costs	1,611
Lease obligations	(126)
Other	989
Cash payments	(2,302)
Accrued exit and realignment costs, June 30, 2021	$2,560

Accrued exit and realignment costs, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	1,391
Information system restructuring costs	183
Lease obligations	202
Other	53
Cash payments	(5,799)
Accrued exit and realignment costs, March 31, 2020	4,192
Provision for exit and realignment activities:
Severance	809
Information system restructuring costs	671
Lease obligations	219
Other	501
Cash payments	(2,072)
Accrued exit and realignment costs, June 30, 2020	$4,320

In addition to the exit and realignment accruals in the preceding table, we also incurred $6.2 million and $10.0 million of costs that were expensed as incurred for the three and six months ended June 30, 2021, which primarily includes $4.9 million and $8.0 million related to an increase in reserves associated with certain retained assets of Fusion5 for the three and six months ended June 30, 2021.
There were no acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations for the three and six months ended June 30, 2021. Acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $3.9 million and $8.1 million for the three and six months ended June 30, 2020 and consisted primarily of transition costs for the Halyard acquisition.
We may incur additional costs in 2021 related to certain retained assets of Fusion5.

Note 6—Debt

Debt consists of the following:

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.375% Senior Notes, due December 2024	$244,936	$257,298	$244,780	$253,241
4.500% Senior Notes, due March 2029	491,174	513,600	—	—
Term Loan A-2	—	—	33,865	34,390
Term Loan B	—	—	477,525	486,614
Revolver	33,300	33,300	103,200	103,200
Receivables Securitization Program	226,347	230,000	152,929	155,100
Finance leases and other	13,279	13,279	13,668	13,668
Total debt	1,009,036	1,047,477	1,025,967	1,046,213
Less current maturities	(1,068)	(1,068)	(39,949)	(40,453)
Long-term debt	$1,007,968	$1,046,409	$986,018	$1,005,760

We have $246 million, excluding debt issuance costs and deferred fees, of 4.375% senior notes due in 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined) plus 30 basis points.
In March 2021, we issued $500 million, excluding debt issuance costs and deferred fees, of 4.500% senior unsecured notes due in 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We used a portion of the net proceeds from the Notes Offering to repay our Term B Loan and borrowings under our revolving credit facility. In connection with these repayments, we recorded $15.3 million in write-offs of deferred financing costs and third party fees within loss on extinguishment of debt for the six months ended June 30, 2021. No write-offs of deferred financing costs and third party fees were recorded for the three months ended June 30, 2021. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On March 10, 2021, we terminated our then existing credit agreement and all obligations thereunder were repaid. On that same date, we entered into a new credit agreement with Bank of America, N.A. and a syndicate of lenders (the Credit Agreement) with a $300 million revolving credit facility. The interest rate on our revolving credit facility is based on a spread over a benchmark rate (as described in the Credit Agreement). The Credit Agreement matures in March 2026.
At June 30, 2021 and December 31, 2020, we had borrowings of $33.3 million and $103 million and letters of credit of $11.4 million and $13.9 million outstanding under our revolving credit facilities. At June 30, 2021 and December 31, 2020, we had $255 million and $283 million available for borrowing. We also had letters of credit and bank guarantees outstanding for $2.2 million and $1.6 million as of June 30, 2021 and December 31, 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued outside of the revolving credit facility.
We entered into a Security and Pledge Agreement (the Security Agreement), dated March 10, 2021, pursuant to which we granted collateral on behalf of the holders of the 2024 Notes, and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions.

On March 10, 2021, we entered into an amendment to our accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the amended Receivables Securitization Program, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $450 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over a benchmark rate (as described in the Third Amendment to the Receivables Financing Agreement). Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures in March 2024.
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2021.
As of June 30, 2021, scheduled future principal payments of debt, excluding finance leases and other, were $476 million in 2024, $33.3 million in 2026, and $500 million in 2029. Current maturities at June 30, 2021 include $1.1 million in current portion of finance leases.

Note 7—Retirement Plans

We have a noncontributory, unfunded retirement plan for certain retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$709	$357	$1,413	$708
Interest cost	448	496	894	990
Recognized net actuarial loss	354	214	707	428
Net periodic benefit cost	$1,511	$1,067	$3,014	$2,126

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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of June 30, 2021:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Economic (non-designated) hedges
Foreign currency contracts	$21,000	July 2021	Other current assets	$—	Other current liabilities	$116
In March 2021, we terminated the remaining $300 million in notional value of interest rate swaps concurrent with the debt financing transaction. In September 2020, we terminated $150 million in notional value of interest rate swaps. The remaining balance of the fair value adjustments of $25.1 million, which related to these terminated interest rate swaps, within Accumulated other comprehensive loss was reclassified to Loss on extinguishment of debt within our consolidated statements of operations for the six months ended June 30, 2021.
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

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2021:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021		Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Interest rate swaps	$—	$2,426	Loss on extinguishment of debt	$—	$(40,433)	$—	$(25,518)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2020:

	Amount of Loss Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020		Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Interest rate swaps	$(2,439)	$(19,397)	Interest expense, net	$(21,605)	$(44,948)	$(2,601)	$(3,860)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.

For the three and six months ended June 30, 2021 we recognized losses of $0.6 million and $1.6 million associated with our economic (non-designated) foreign currency contracts. For the three and six months ended June 30, 2020 we recognized a gain of $1.3 million and a loss of $1.4 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating income, net for our foreign exchange contracts.

Note 9—Income Taxes

The effective tax rate was 21.8% and 23.2% for the three and six months ended June 30, 2021, compared to 96.9% and 28.8% in the same periods of 2020. The change in these rates resulted primarily from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $23.6 million at June 30, 2021 and $20.8 million at December 31, 2020. Included in the liability at June 30, 2021 and December 31, 2020 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Services (IRS) regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied through the current date. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.

Note 10—Net Income (Loss) per Common Share

The following summarizes the calculation of net income (loss) per common share attributable to common shareholders for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Income (loss) from continuing operations, net of tax	$65,896	$161	$135,486	$(8,748)
Loss from discontinued operations, net of tax	—	(55,788)	—	(58,203)
Net income (loss)	$65,896	$(55,627)	$135,486	$(66,951)

Weighted average shares outstanding - basic	72,818	61,128	72,474	60,819
Dilutive shares	2,987	—	2,791	—
Weighted average shares outstanding - diluted	75,805	61,128	75,265	60,819

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.90	$—	$1.87	$(0.14)
Loss from discontinued operations	—	(0.91)	—	(0.96)
Net income (loss)	$0.90	$(0.91)	$1.87	$(1.10)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.87	$—	$1.80	$(0.14)
Loss from discontinued operations	—	(0.91)	—	(0.96)
Net income (loss)	$0.87	$(0.91)	$1.80	$(1.10)

Note 11—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 12—Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2021 and 2020:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, March 31, 2021	$(18,326)	$(12,280)	$—	$(30,606)
Other comprehensive loss before reclassifications	—	(2,448)	—	(2,448)
Income tax	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(2,448)	—	(2,448)
Amounts reclassified from accumulated other comprehensive loss	48	—	—	48
Income tax	(12)	—	—	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	36	—	—	36
Other comprehensive income (loss)	36	(2,448)	—	(2,412)
Accumulated other comprehensive loss, June 30, 2021	$(18,290)	$(14,728)	$—	$(33,018)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, March 31, 2020	$(14,521)	$(53,479)	$(24,112)	$(92,112)
Other comprehensive income (loss) before reclassifications	—	14,428	(2,439)	11,989
Income tax	—	—	428	428
Other comprehensive income (loss) before reclassifications, net of tax	—	14,428	(2,011)	12,417
Amounts reclassified from accumulated other comprehensive loss	639	15,580	2,601	18,820
Income tax	(44)	—	(666)	(710)
Amounts reclassified from accumulated other comprehensive loss, net of tax	595	15,580	1,935	18,110
Other comprehensive income (loss)	595	30,008	(76)	30,527
Accumulated other comprehensive loss, June 30, 2020	$(13,926)	$(23,471)	$(24,188)	$(61,585)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive (loss) income before reclassifications	—	(14,710)	2,426	(12,284)
Income tax	—	—	(611)	(611)
Other comprehensive (loss) income before reclassifications, net of tax	—	(14,710)	1,815	(12,895)
Amounts reclassified from accumulated other comprehensive loss	204	—	25,518	25,722
Income tax	(47)	—	(7,289)	(7,336)
Amounts reclassified from accumulated other comprehensive loss, net of tax	157	—	18,229	18,386
Other comprehensive income (loss)	157	(14,710)	20,044	5,491
Accumulated other comprehensive loss, June 30, 2021	$(18,290)	$(14,728)	$—	$(33,018)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive loss before reclassifications	—	(13,750)	(19,397)	(33,147)
Income tax	—	—	5,074	5,074
Other comprehensive loss before reclassifications, net of tax	—	(13,750)	(14,323)	(28,073)
Amounts reclassified from accumulated other comprehensive loss	853	15,580	3,860	20,293
Income tax	(88)	—	(1,010)	(1,098)
Amounts reclassified from accumulated other comprehensive loss, net of tax	765	15,580	2,850	19,195
Other comprehensive income (loss)	765	1,830	(11,473)	(8,878)
Accumulated other comprehensive loss, June 30, 2020	$(13,926)	$(23,471)	$(24,188)	$(61,585)

We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 13—Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Global Solutions and Global Products. The Global Solutions segment includes our United States distribution businesses (Medical Distribution and Patient Direct), outsourced logistics and value-added services business. Global Products manufactures and sources medical surgical products through our production and kitting operations.
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Segment net revenue
Global Solutions	$1,977,579	$1,548,639	$3,827,088	$3,396,233
Global Products	688,568	370,401	1,347,318	761,593
Total segment net revenue	2,666,147	1,919,040	5,174,406	4,157,826
Inter-segment revenue
Global Products	(176,687)	(111,321)	(358,412)	(227,414)
Total inter-segment revenue	(176,687)	(111,321)	(358,412)	(227,414)
Consolidated net revenue	$2,489,460	$1,807,719	$4,815,994	$3,930,412

Operating income:
Global Solutions	$18,470	$(10,141)	$27,362	$(2,450)
Global Products	95,327	51,774	258,915	70,345
Inter-segment eliminations	1,737	(2,772)	(8,061)	(1,603)
Intangible amortization	(10,026)	(10,611)	(20,052)	(21,221)
Acquisition-related and exit and realignment charges	(8,624)	(6,054)	(14,587)	(12,118)
Consolidated operating income	$96,884	$22,196	$243,577	$32,953

Depreciation and amortization:
Global Solutions	$9,888	$11,065	$19,727	$21,701
Global Products	12,712	13,826	25,774	27,103
Consolidated depreciation and amortization	$22,600	$24,891	$45,501	$48,804

Capital expenditures:
Global Solutions	$6,024	$2,931	$9,024	$3,963
Global Products	6,034	2,135	9,657	5,152
Discontinued operations	—	1,363	—	3,027
Consolidated capital expenditures	$12,058	$6,429	$18,681	$12,142

	June 30, 2021	December 31, 2020
Total assets:
Global Solutions	$2,103,433	$2,117,372
Global Products	1,442,972	1,135,209
Segment assets	3,546,405	3,252,581
Cash and cash equivalents	45,424	83,058
Consolidated total assets	$3,591,829	$3,335,639

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
United States	$2,336,673	$1,737,615	$4,519,428	$3,771,069
International	152,787	70,104	296,566	159,343
Consolidated net revenue	$2,489,460	$1,807,719	$4,815,994	$3,930,412

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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Our current debt agreements contemplate a transition from LIBOR to another benchmark rate in the event that LIBOR ceases to exist. We do not expect the transition to have a material impact on our consolidated financial statements.
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
As a result of the Divestiture, the results of operations from our Movianto business are reported as “Loss from discontinued operations, net of tax” for the three and six months ended June 30, 2020. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
Income from continuing operations per diluted share was $0.87 and $1.80 for the three and six months ended June 30, 2021 as compared to $0.00 and $(0.14) for the three and six months ended June 30, 2020. Global Solutions segment operating income (loss) was $18.5 million and $27.4 million for the three and six months ended June 30, 2021, compared to $(10.1) million and $(2.5) million for the three and six months ended June 30, 2020. The increase was a result of higher volumes coupled with productivity and efficiency gains in our Medical Distribution business compared to the prior year. Global Products segment operating income was $95.3 million and $259 million for the three and six months ended June 30, 2021, compared to $51.8 millon and $70.3 million for the three and six months ended June 30, 2020. The increase was a result of higher personal protective equipment (PPE) sales, favorable timing of cost pass-through on gloves, productivity initiatives, favorable product mix, and improved fixed cost leverage, partially offset by higher commodity prices and elevated transportation costs, compared to the prior year.

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
Revenue for the three and six months ended June 30, 2021 of $2.5 billion and $4.8 billion continues to be impacted by COVID-19 and includes the effective response to the ongoing recovery of elective procedures, higher sales of PPE, and pass-through of elevated glove costs. Operating income also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies. We have expanded our PPE production operations and have taken measures to increase and improve our production such as retooling existing equipment, installing and optimizing new production lines and ramping up our new non-woven fabric machinery. We expect that we will continue servicing our customers' needs related to the heightened demand for our PPE as a result of various factors, including the implementation of new regulations and healthcare protocols calling for increased use of PPE, healthcare professional preference for medical grade PPE, stockpile PPE demand and the creation of new channels for PPE demand in healthcare, non-healthcare and international markets.
In March 2020, under the Defense Production Act (DPA), we were awarded a contract with the U.S. Department of Health and Human Services to produce N-95 respirator masks in an effort to replenish the Strategic National Stockpile. In April 2020, also under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30.0 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks. Through June 30, 2021, substantially all of the anticipated funding had been expended and reimbursed in accordance with this arrangement.
We are unable to predict the timing of the pandemic and the full impact that COVID-19 will have on our future operating results, financial position and cash flows due to numerous variables and continued uncertainties. Travel, transportation, and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in certain locations, including within Asia. Essential activity exceptions from these restrictions have allowed us to continue to operate but virus containment efforts have resulted in additional direct costs from supply chain challenges. Although we have experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic.
Results of Operations

Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Global Solutions	$1,977,579	$1,548,639	$428,940	27.7%
Global Products	688,568	370,401	318,167	85.9%
Inter-segment	(176,687)	(111,321)	(65,366)	(58.7)%
Net revenue	$2,489,460	$1,807,719	$681,741	37.7%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Global Solutions	$3,827,088	$3,396,233	$430,855	12.7%
Global Products	1,347,318	761,593	585,725	76.9%
Inter-segment	(358,412)	(227,414)	(130,998)	(57.6)%
Net revenue	$4,815,994	$3,930,412	$885,582	22.5%

The change in net revenue for the three and six months ended June 30, 2021 reflected the effective response to the ongoing recovery of elective procedures, higher sales of PPE, pass-through of elevated glove costs, as well as continued strong performance in our Patient Direct business. Foreign currency translation had a favorable impact on net revenue of $12.3 million and $21.7 million for the three and six months ended June 30, 2021 as compared to the prior year.

Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of goods sold	$2,089,392	$1,538,312	$551,080	35.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of goods sold	$3,973,175	$3,392,445	$580,730	17.1%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products segment. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix.

Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gross margin	$400,068	$269,407	$130,661	48.5%
As a % of net revenue	16.07%	14.90%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gross margin	$842,819	$537,967	$304,852	56.7%
As a % of net revenue	17.50%	13.69%
Gross margin increase in the three and six months ended June 30, 2021 was driven by revenue growth, market dynamics including timing of glove price and cost changes, an overall improved sales mix and operating efficiencies, partially offset by higher commodity prices and transportation costs in our Global Products segment. Foreign currency translation had an unfavorable impact on gross margin of $0.8 million for the three months ended June 30, 2021 and a favorable impact on gross margin of $5.4 million for the six months ended June 30, 2021, as compared to the prior year.

Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Distribution, selling and administrative expenses	$294,096	$241,734	$52,362	21.7%
As a % of net revenue	11.81%	13.37%
Acquisition-related and exit and realignment charges	$8,624	$6,054	$2,570	42.5%
Other operating expense (income), net	$464	$(577)	$1,041	180.4%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Distribution, selling and administrative expenses	$586,796	$495,782	$91,014	18.4%
As a % of net revenue	12.18%	12.61%
Acquisition-related and exit and realignment charges	$14,587	$12,118	$2,469	20.4%
Other operating expense (income), net	$(2,141)	$(2,886)	$745	25.8%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by revenue growth, increase in incentive compensation, and teammate benefits, partially offset by operational efficiencies for the three and six months ended June 30, 2021. In addition, overall DS&A expenses were affected by charitable contributions for the six months ended June 30, 2021. DS&A expenses also included an unfavorable impact for foreign currency translation of $1.2 million and $2.2 million for the three and six months ended June 30, 2021.
There were no acquisition-related charges for the three and six months ended June 30, 2021 compared to $3.9 million and $8.1 million for the same periods of 2020, which consisted primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $8.6 million and $14.6 million for the three and six months ended June 30, 2021 and consisted primarily of an increase in reserves associated with certain retained assets of Fusion5, IT restructuring charges and other costs related to the reorganization of the U.S. operations. Exit and realignment charges were $2.2 million and $4.0 million for the three and six months ended June 30, 2020 and consisted primarily of severance from reduction in force and other costs related to the reorganization of the U.S. commercial, operations and executive teams.
The change in other operating income, net for the three months ended June 30, 2020 was attributed primarily to foreign currency transaction gains as compared to losses in the prior year and losses from the adjustments to fair value on our foreign currency contracts compared to gains in the prior year. The change in other operating income, net for the six months ended June 30, 2020 was attributed primarily to lower foreign currency transaction gains compared to prior year.

Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense, net	$11,540	$21,605	$(10,065)	(46.6)%
Effective interest rate	4.30%	5.63%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense, net	$25,212	$44,948	$(19,736)	(43.9)%
Effective interest rate	4.94%	6.50%

Interest expense, net and the effective interest rate for the three and six months ended June 30, 2021 decreased primarily due to a reduction of debt and lower interest rates. See Note 6 in Notes to Consolidated Financial Statements.

(Gain) loss on extinguishment of debt.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
(Gain) loss on extinguishment of debt	$—	$(1,856)	$1,856	100.0%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
(Gain) loss on extinguishment of debt	$40,433	$2,271	$38,162	1,680.4%

Loss on extinguishment of debt for the six months ended June 30, 2021 includes the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million. (Gain) loss on extinguishment of debt for the three and six months ended June 30, 2020 primarily includes the write-off of deferred financing costs and third party fees, offset by the gain on extinguishment of debt related to the partial repurchase of our 2021 and 2024 Notes.

Other expense (income), net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Other expense (income), net	$1,028	$(2,696)	$3,724	138.1%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Other expense (income), net	$1,598	$(1,977)	$3,575	180.8%

Other expense (income), net for the three and six months ended June 30, 2021 represents interest cost and net actuarial losses related to our retirement plans. Other expense (income), net for the three and six months ended June 30, 2020 includes a gain from the surrender of company-owned life insurance policies interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Income tax provision (benefit)	$18,420	$4,982	$13,438	269.7%
Effective tax rate	21.8%	96.9%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2021	2020	$	%
Income tax provision (benefit)	$40,848	$(3,541)	$44,389	1,253.6%
Effective tax rate	23.2%	28.8%

The change in the effective tax rate for the three and six months ended June 30, 2021 compared to the same periods in 2020 resulted primarily from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility or Receivables Securitization Program, or a combination thereof of approximately $27 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	June 30, 2021	December 31, 2020	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$45,424	$83,058	$(37,634)	(45.3)%
Accounts receivable, net of allowances	$738,573	$700,792	$37,781	5.4%
Consolidated DSO (1)	26.4	26.0
Merchandise inventories	$1,530,367	$1,233,751	$296,616	24.0%
Inventory days (2)	66.7	57.8
Accounts payable	$1,126,355	$1,000,186	$126,169	12.6%
    (1) Based on period end accounts receivable and net revenue for the quarters ended June 30, 2021 and December 31, 2020
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended June 30, 2021 and December 31, 2020

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, which relates to continuing operations and discontinued operations:

(Dollars in thousands)	2021	2020
Net cash provided by (used for):
Operating activities	$12,406	$150,457
Investing activities	(18,659)	126,959
Financing activities	(64,788)	(171,062)
Effect of exchange rate changes	(1,718)	5,412
Net (decrease) increase in cash, cash equivalents and restricted cash	$(72,759)	$111,766

Cash provided by operating activities in the first six months of 2021 and 2020 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in the first six months of 2021 and 2020 included capital expenditures of $18.7 million and $12.1 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software. Cash provided by investing activities in the first six months of 2020 also included cash consideration received of $133 million from the sale of Movianto and proceeds of $6.0 million from the surrender of company-owned life insurance policies.

Cash used for financing activities in the first six months of 2021 included dividend payments of $0.4 million and repayments of $69.9 million under our revolving credit facility, compared to $0.3 million and $47.9 million for the same period of 2020. We also had proceeds from borrowings of $575 million related to the 2029 Unsecured Notes and Accounts Receivable Securitization Program for the first six months of 2021, compared to $150 million related to the Accounts Receivable Securitization Program for the first six months of 2020. Financing activities also included repayments of $523 million for the first six months of 2021 compared to $258 million in the same period of 2020 on our term loans and 2021 and 2024 Notes. We used $83.2 million of cash to repurchase $87.8 million aggregate principal amount of the 2021 and 2024 Notes during the first six months of 2020. We also paid $12.9 million in financing costs, as compared to $10.4 million in financing costs for the same period of 2020. In addition, we paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during the first six months of 2021. Payments for taxes related to the vesting of restricted stock awards were $19.1 million and $3.1 million for the first six months of 2021 and 2020, which are included in Other, net.

Capital resources. Our sources of liquidity include cash and cash equivalents, a revolving credit facility under our Credit Agreement with Bank of America, N.A, as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (the Credit Agreement), and the Receivables Securitization Program. The Credit Agreement provides a revolving borrowing capacity of $300 million. The interest rate on our revolving credit facility is based on a spread over a benchmark rate (as described in the Credit Agreement). The Credit Agreement matures in March 2026.
At June 30, 2021 and December 31, 2020, we had borrowings of $33.3 million and $103 million, and letters of credit of $11.4 million and $13.9 million outstanding under our credit agreements. At June 30, 2021 and December 31, 2020, we had $255 million and $283 million, available for borrowing. We also had letters of credit and bank guarantees outstanding for $2.2 million and $1.6 million as of June 30, 2021 and December 31, 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued outside of the revolving credit facility.
We entered into a Security and Pledge Agreement (the Security Agreement), dated March 10, 2021, pursuant to which we granted collateral on behalf of the holders of the 2024 Notes, and the parties secured under the Credit Agreement (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions.
On March 10, 2021, we entered into an amendment to our accounts receivable securitization program (the Receivables Securitization Program). Pursuant to the amended Receivables Securitization Program, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $450 million outstanding at any time. The interest rate under the Receivables Securitization Program is based on a spread over a benchmark rate (as described in the Third Amendment to the Receivables Financing Agreement). Under the Receivables Securitization Program, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Securitization Program matures in March 2024.
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2021.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2021 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
The second quarter dividend of $0.0025 per share was paid in June 2021. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement and other factors.

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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $28.9 million and $72.0 million at June 30, 2021 and December 31, 2020. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of June 30, 2021. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2021 for all our foreign subsidiaries.

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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Six Months Ended June 30, 2021
(Dollars in thousands)
Net revenue(1)	$4,734,297
Gross margin	775,309
Operating income	208,480
Income from continuing operations, net of tax	116,200
Net income	116,200
(1)Includes $215 million in sales to non-guarantor subsidiaries for the six months ended June 30, 2021.

Summarized Consolidated Balance Sheets - Guarantor Group	June 30, 2021	December 31, 2020
(Dollars in thousands)
Total current assets	$1,460,471	$1,559,248
Intercompany receivable	376,421	399,484
Total assets	2,846,477	2,943,125
Current liabilities	1,476,228	1,374,800
Intercompany payable	102,877	89,040
Total liabilities	2,526,020	2,465,894

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	June 30, 2021	December 31, 2020
(Dollars in thousands)
Total current assets	$1,544,377	$1,651,460
Intercompany receivable	—	158,651
Total assets	2,734,126	2,851,226
Current liabilities	1,431,704	1,356,024
Intercompany payable	22,063	486,491
Total liabilities	2,513,991	2,480,953

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2021.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, and any worsening of the pandemic, including through any new variant strains of the underlying virus, or future pandemics, related governmental responses, the effectiveness, availability, and public acceptance of vaccines, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government mandates, temporary production and distribution center and office closures due to reduced workforces or government mandates, availability of raw materials, potential resulting labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, impacts of the pandemic or future pandemics on other third parties with whom we conduct business, the healthcare industry, and the broader business environment, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;
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

We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. We had $33.3 million in borrowings under our revolving credit facility, $226 million in borrowings under our Receivables Securitization Program and $11.4 million in letters of credit under the Credit Agreement at June 30, 2021. We estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $2.7 million per year based on our borrowings outstanding at June 30, 2021.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.06 and $2.66 per gallon in the first six months of 2021 and 2020. Based on our fuel consumption in the first six months of 2021, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Through June 30, 2021, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Through June 30, 2021, we have added the following risk factor. There have been no other material changes in the risk factors described in such Annual Report.

Our operations depend on the proper functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.
We and our external service providers use and rely on information systems to perform our business operations including receiving, processing, analyzing, and managing data in distributing thousands of products to customers from numerous distribution centers. These systems are also relied upon for receiving and filling orders for customers, billings to and collections from customers, the purchase of and payment for inventory and related transactions from our suppliers, and the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and teammates.
Despite physical, technical, and administrative security measures, our technology systems and operations may be subject to cyberattacks from sources beyond our control. In recent months, cyberattacks in our industry have increased and become more sophisticated and, as a result, the risk of a cyberattack on our systems has increased. Cyberattacks include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A cybersecurity incident could involve a material data breach or other material impact to the operations of our technology systems, which could result in failure of our systems to operate properly for an extended period of time, litigation or regulatory action, loss of customers or revenue, and increased expense, any of which might have a material adverse impact on our business operations, reputation, and our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

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

22.1	List of Guarantor Subsidiaries (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 22.1, for the year ended December 31, 2020)

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	August 3, 2021	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	August 3, 2021	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer