Form 10-Q
period 2021-09-30
OWENS & MINOR INC/VA/
filed 2021-11-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 31, 2021, was 75,455,760 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net revenue	$2,502,175	$2,187,928	$7,318,169	$6,118,340
Cost of goods sold	2,173,336	1,843,589	6,146,511	5,236,035
Gross margin	328,839	344,339	1,171,658	882,305
Distribution, selling and administrative expenses	262,457	262,538	849,255	758,320
Acquisition-related and exit and realignment charges	6,380	6,382	20,967	18,500
Other operating income, net	(2,873)	(134)	(5,016)	(3,020)
Operating income	62,875	75,553	306,452	108,505
Interest expense, net	11,572	20,975	36,784	65,923
Loss on extinguishment of debt	—	308	40,433	2,580
Other expense (income), net	799	785	2,397	(1,193)
Income from continuing operations before income taxes	50,504	53,485	226,838	41,195
Income tax provision	6,375	7,404	47,224	3,863
Income from continuing operations, net of tax	44,129	46,081	179,614	37,332
Loss from discontinued operations, net of tax	—	—	—	(58,203)
Net income (loss)	$44,129	$46,081	$179,614	$(20,871)

Basic income (loss) per common share:
Income from continuing operations	$0.60	$0.76	$2.47	$0.61
Loss from discontinued operations	—	—	—	(0.95)
Net income (loss)	$0.60	$0.76	$2.47	$(0.34)
Diluted income (loss) per common share:
Income from continuing operations	$0.58	$0.76	$2.38	$0.61
Loss from discontinued operations	—	—	—	(0.95)
Net income (loss)	$0.58	$0.76	$2.38	$(0.34)
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$44,129	$46,081	$179,614	$(20,871)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(12,014)	5,173	(26,724)	7,003
Change in unrecognized net periodic pension costs	395	167	552	932
Change in gains and losses on derivative instruments	—	1,681	20,044	(9,792)
Total other comprehensive income (loss), net of tax	(11,619)	7,021	(6,128)	(1,857)
Comprehensive income (loss)	$32,510	$53,102	$173,486	$(22,728)

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2021	2020
Assets
Current assets
Cash and cash equivalents	$39,759	$83,058
Accounts receivable, net of allowances of $19,273 and $19,087	759,744	700,792
Merchandise inventories	1,514,387	1,233,751
Other current assets	84,335	118,264
Total current assets	2,398,225	2,135,865
Property and equipment, net of accumulated depreciation of $320,389 and $284,126	308,463	315,662
Operating lease assets	184,554	144,755
Goodwill	386,693	394,086
Intangible assets, net	209,789	243,351
Other assets, net	96,395	101,920
Total assets	$3,584,119	$3,335,639
Liabilities and equity
Current liabilities
Accounts payable	$1,118,753	$1,000,186
Accrued payroll and related liabilities	100,171	109,447
Other current liabilities	206,094	236,094
Total current liabilities	1,425,018	1,345,727
Long-term debt, excluding current portion	959,485	986,018
Operating lease liabilities, excluding current portion	154,009	119,932
Deferred income taxes	37,093	50,641
Other liabilities	121,509	121,267
Total liabilities	2,697,114	2,623,585
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 75,429 shares and 73,472 shares	150,858	146,944
Paid-in capital	434,952	436,597
Retained earnings	345,832	167,022
Accumulated other comprehensive loss	(44,637)	(38,509)
Total equity	887,005	712,054
Total liabilities and equity	$3,584,119	$3,335,639
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$179,614	$(20,871)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	68,142	69,494
Share-based compensation expense	19,078	15,275
Loss on divestiture	—	65,472
Loss on extinguishment of debt	40,433	2,580
Provision for losses on accounts receivable	19,270	9,583
Deferred income tax (benefit) expense	(18,286)	25,017
Changes in operating lease right-of-use assets and lease liabilities	1,190	(1,328)
Changes in operating assets and liabilities:
Accounts receivable	(84,381)	(20,173)
Merchandise inventories	(284,188)	52,605
Accounts payable	120,821	136,156
Net change in other assets and liabilities	(8,341)	(69,117)
Other, net	20,484	3,503
Cash provided by operating activities	73,836	268,196
Investing activities:
Proceeds from divestiture	—	133,000
Additions to property and equipment	(26,446)	(21,678)
Additions to computer software	(6,179)	(4,702)
Proceeds from sale of property and equipment	41	178
Proceeds from cash surrender value of life insurance policies	—	6,032
Cash (used for) provided by investing activities	(32,584)	112,830
Financing activities:
Proceeds from issuance of debt	574,900	150,000
Repayments under revolving credit facility, net	(90,900)	(107,900)
Repayments of debt	(553,140)	(270,399)
Financing costs paid	(13,912)	(10,367)
Cash dividends paid	(548)	(467)
Payment for termination of interest rate swaps	(15,434)	—
Other, net	(18,188)	(5,822)
Cash used for financing activities	(117,222)	(244,955)
Effect of exchange rate changes on cash and cash equivalents	(2,454)	6,721
Net (decrease) increase in cash, cash equivalents and restricted cash	(78,424)	142,792
Cash, cash equivalents and restricted cash at beginning of period	134,506	84,687
Cash, cash equivalents and restricted cash at end of period	$56,082	$227,479
Supplemental disclosure of cash flow information:
Income taxes paid (received), net of refunds	$83,606	$(1,892)
Interest paid	$32,035	$61,271

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income				69,589		69,589
Other comprehensive income					7,903	7,903
Dividends declared ($0.0025 per share)				(434)		(434)
Share-based compensation expense, exercises and other	1,628	3,256	(6,107)			(2,851)
Balance, March 31, 2021	75,100	150,200	430,490	236,177	(30,606)	786,261
Net income				65,896		65,896
Other comprehensive loss					(2,412)	(2,412)
Dividends declared ($0.0025 per share)				(187)		(187)
Share-based compensation expense, exercises and other	295	591	(2,130)			(1,539)
Balance, June 30, 2021	75,395	150,791	428,360	301,886	(33,018)	848,019
Net income				44,129		44,129
Other comprehensive loss					(11,619)	(11,619)
Dividends declared ($0.0025 per share)				(183)		(183)
Share-based compensation expense, exercises and other	34	67	6,592			6,659
Balance, September 30, 2021	75,429	$150,858	$434,952	$345,832	$(44,637)	$887,005

Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net loss				(11,324)		(11,324)
Other comprehensive loss					(39,405)	(39,405)
Dividends declared ($0.0025 per share)				(127)		(127)
Share-based compensation expense, exercises and other	42	84	4,956			5,040
Balance, March 31, 2020	62,885	125,770	256,357	126,323	(92,112)	416,338
Net loss				(55,627)		(55,627)
Other comprehensive income					30,527	30,527
Dividends declared ($0.0025 per share)				(156)		(156)
Share-based compensation expense, exercises and other	852	1,704	2,376			4,080
Balance, June 30, 2020	63,737	127,474	258,733	70,540	(61,585)	395,162
Net income				46,081		46,081
Other comprehensive income					7,021	7,021
Dividends declared ($0.0025 per share)				(156)		(156)
Share-based compensation expense, exercises and other	(21)	(42)	3,269			3,227
Balance, September 30, 2020	63,716	$127,432	$262,002	$116,465	$(54,564)	$451,335
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls (we, us, or our) and contain all adjustments (which are comprised only of normal recurring accruals and use of estimates) necessary to conform with U.S. generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. The Movianto business represented a component that met accounting requirements to be classified as discontinued operations for the nine months ended September 30, 2020. In accordance with GAAP, the results of operations of the Movianto business are presented as discontinued operations through June 18, 2020 (the Divestiture Date) and, as such, have been excluded from continuing operations for the nine months ended September 30, 2020. With the exception of Note 3, the Notes to Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. and its subsidiaries. See Note 3 for additional information regarding discontinued operations. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other assets, net as of September 30, 2021 represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$39,759	$83,058
Restricted cash included in Other current assets	—	35,126
Restricted cash included in Other assets, net	16,323	16,322
Total cash, cash equivalents, and restricted cash	$56,082	$134,506

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
Accordingly, the results of operations from the Movianto business are reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the three and nine months ended September 30, 2020.
The following table summarizes the financial results of our discontinued operations for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net revenue	$—	$226,759
Cost of goods sold	—	53,923
Gross margin	—	172,836
Distribution, selling, and administrative expenses	—	157,512
Loss on divestiture	—	65,472
Acquisition-related and exit and realignment charges	—	4,825
Other operating income, net	—	(388)
Operating loss	—	(54,585)
Interest expense, net	—	3,144
Loss from discontinued operations before income taxes	—	(57,729)
Income tax provision from discontinued operations	—	474
Loss from discontinued operations, net of tax	$—	$(58,203)

We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the nine months ended September 30, 2020.
No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.
We have entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer will provide to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the three and nine months ended September 30, 2021 and 2020 and were immaterial for the periods presented. These arrangements were substantially completed as of September 30, 2021.
We had no assets and liabilities of the discontinued Movianto business reflected on the consolidated balance sheets at September 30, 2021 and December 31, 2020.
The following table provides operating and investing cash flow information for our discontinued operations:

Nine Months Ended September 30, 2020
Operating Activities:
Loss on divestiture	$65,472
Investing Activities:
Capital expenditures	3,027

Note 4—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through September 30, 2021:

	Global Solutions	Global Products	Consolidated
Carrying amount of goodwill, December 31, 2020	$283,905	$110,181	$394,086
Currency translation adjustments	—	(7,393)	(7,393)
Carrying amount of goodwill, September 30, 2021	$283,905	$102,788	$386,693

Intangible assets at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021			December 31, 2020
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$265,527	$90,000	$43,313	$270,505	$90,000	$43,245
Accumulated amortization	(139,632)	(31,152)	(18,267)	(121,209)	(24,881)	(14,309)
Net intangible assets	$125,895	$58,848	$25,046	$149,296	$65,119	$28,936
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years

At September 30, 2021, $51.1 million in net intangible assets were held in the Global Solutions segment and $159 million were held in the Global Products segment. Amortization expense for intangible assets was $10.0 million and $10.2 million for the three months ended September 30, 2021 and 2020, and $30.1 million and $31.5 million for the nine months ended September 30, 2021 and 2020.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is approximately $10 million for the remainder of 2021, $39 million for 2022, $39 million for 2023, $34 million for 2024, $28 million for 2025 and $27 million for 2026.

Note 5—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include leadership reorganization costs, certain professional fees, and costs to streamline administrative functions and processes and divestiture related costs.
Exit and realignment charges by segment for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Global Solutions segment	$5,352	$2,714	$16,166	$6,255
Global Products segment	1,028	2,877	4,801	3,364
Total exit and realignment charges	$6,380	$5,591	$20,967	$9,619

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2021 and 2020:

Total
Accrued exit and realignment costs, December 31, 2020	$3,146
Provision for exit and realignment activities:
Information system restructuring costs	1,029
Lease obligations	347
Other	781
Cash payments	(2,915)
Accrued exit and realignment costs, March 31, 2021	2,388
Provision for exit and realignment activities:
Information system restructuring costs	1,611
Lease obligations	(126)
Other	989
Cash payments	(2,302)
Accrued exit and realignment costs, June 30, 2021	2,560
Provision for exit and realignment activities:
Information system restructuring costs	1,506
Lease obligations	107
Other	3,142
Cash payments	(4,199)
Accrued exit and realignment costs, September 30, 2021	$3,116

Accrued exit and realignment costs, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	1,391
Information system restructuring costs	183
Lease obligations	202
Other	53
Cash payments	(5,799)
Accrued exit and realignment costs, March 31, 2020	4,192
Provision for exit and realignment activities:
Severance	809
Information system restructuring costs	671
Lease obligations	219
Other	501
Cash payments	(2,072)
Accrued exit and realignment costs, June 30, 2020	4,320
Provision for exit and realignment activities:
Severance	1,950
Information system restructuring costs	77
Lease obligations	848
Other	2,716
Cash payments	(7,083)
Accrued exit and realignment costs, September 30, 2020	$2,828

In addition to the exit and realignment accruals in the preceding table, we also incurred $1.6 million and $11.6 million of costs that were expensed as incurred for the three and nine months ended September 30, 2021, which primarily includes $1.5 million and $9.6 million of wind-down costs related to Fusion5 for the three and nine months ended September 30, 2021.
There were no acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations for the three and nine months ended September 30, 2021. Acquisition-related charges within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $0.8 million and $8.9 million for the three and nine months ended September 30, 2020, which consisted primarily of transition costs for the Halyard acquisition.
We may incur additional charges in 2021 for wind-down costs related to Fusion5.

Note 6—Debt

Debt consists of the following:

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A-2	$—	$—	$33,865	$34,390
Term Loan B	—	—	477,525	486,614
Receivables Securitization Program	196,683	200,000	152,929	155,100
4.375% Senior Notes, due December 2024	245,011	261,329	244,780	253,241
Revolver	12,300	12,300	103,200	103,200
4.500% Senior Notes, due March 2029	491,430	507,075	—	—
Finance leases and other	15,677	15,677	13,668	13,668
Total debt	961,101	996,381	1,025,967	1,046,213
Less current maturities	(1,616)	(1,616)	(39,949)	(40,453)
Long-term debt	$959,485	$994,765	$986,018	$1,005,760

We have $246 million, excluding deferred financing costs and third party fees, of 4.375% senior notes due in 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined) plus 30 basis points.
In March 2021, we issued $500 million, excluding deferred financing costs and third party fees, of 4.500% senior unsecured notes due in 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We used a portion of the net proceeds from the Notes Offering to repay our Term B Loan and borrowings under our revolving credit facility. In connection with these repayments, we recorded $15.3 million in write-offs of deferred financing costs and third party fees within loss on extinguishment of debt for the nine months ended September 30, 2021. No write-offs of deferred financing costs and third party fees were recorded for the three months ended September 30, 2021. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
At September 30, 2021 and December 31, 2020, we had borrowings of $12.3 million and $103 million and letters of credit of $9.4 million and $13.9 million outstanding under our revolving credit facilities. At September 30, 2021 and December

31, 2020, we had $278 million and $283 million available for borrowing. We also had letters of credit and bank guarantees outstanding for $2.2 million and $1.6 million as of September 30, 2021 and December 31, 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued outside of the revolving credit facility.
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
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2021.
As of September 30, 2021, scheduled future principal payments of debt, excluding finance leases and other, were $446 million in 2024, $12.3 million in 2026, and $500 million in 2029. Current maturities at September 30, 2021 include $1.6 million in current portion of finance leases.

Note 7—Retirement Plans

We have a noncontributory, unfunded retirement plan for certain retirees in the United States. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$693	$362	$2,106	$1,073
Interest cost	443	498	1,337	1,488
Recognized net actuarial loss	353	214	1,060	642
Net periodic benefit cost	$1,489	$1,074	$4,503	$3,203

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

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of September 30, 2021:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Economic (non-designated) hedges
Foreign currency contracts	$14,400	October 2021	Other current assets	$92	Other current liabilities	$—
In March 2021, we terminated the remaining $300 million in notional value of interest rate swaps concurrent with the debt financing transaction. In September 2020, we terminated $150 million in notional value of interest rate swaps. The remaining balance of the fair value adjustments of $25.1 million, which related to these terminated interest rate swaps, within Accumulated other comprehensive loss was reclassified to Loss on extinguishment of debt within our consolidated statements of operations for the nine months ended September 30, 2021.
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

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2021:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021		Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Interest rate swaps	$—	$2,426	Loss on extinguishment of debt	$—	$(40,433)	$—	$(25,518)
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

For the three and nine months ended September 30, 2021 we recognized losses of $0.9 million and $2.5 million associated with our economic (non-designated) foreign currency contracts. For the three and nine months ended September 30, 2020 we recognized losses of $0.9 million and $2.3 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating income, net for our foreign exchange contracts.

Note 9—Income Taxes

The effective tax rate was 12.6% and 20.8% for the three and nine months ended September 30, 2021, compared to 13.8% and 9.4% in the same periods of 2020. The change in these rates resulted primarily from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act and in the third quarter of 2021 associated with the 2017 Tax Cuts and Jobs Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock. The liability for unrecognized tax benefits was $23.0 million at September 30, 2021 and $20.8 million at December 31, 2020. Included in the liability at September 30, 2021 and December 31, 2020 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 10—Net Income (Loss) per Common Share

The following summarizes the calculation of net income (loss) per common share attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Income from continuing operations, net of tax	$44,129	$46,081	$179,614	$37,332
Loss from discontinued operations, net of tax	—	—	—	(58,203)
Net income (loss)	$44,129	$46,081	$179,614	$(20,871)

Weighted average shares outstanding - basic	73,215	60,786	72,649	60,983
Dilutive shares	2,743	137	2,754	—
Weighted average shares outstanding - diluted	75,958	60,923	75,403	60,983

Basic income (loss) per common share:
Income from continuing operations	$0.60	$0.76	$2.47	$0.61
Loss from discontinued operations	—	—	—	(0.95)
Net income (loss)	$0.60	$0.76	$2.47	$(0.34)

Diluted income (loss) per common share:
Income from continuing operations	$0.58	$0.76	$2.38	$0.61
Loss from discontinued operations	—	—	—	(0.95)
Net income (loss)	$0.58	$0.76	$2.38	$(0.34)

Note 11—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 12—Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2021 and 2020:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, June 30, 2021	$(18,290)	$(14,728)	$—	$(33,018)
Other comprehensive loss before reclassifications	—	(12,014)	—	(12,014)
Income tax	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(12,014)	—	(12,014)
Amounts reclassified from accumulated other comprehensive loss	500	—	—	500
Income tax	(105)	—	—	(105)
Amounts reclassified from accumulated other comprehensive loss, net of tax	395	—	—	395
Other comprehensive income (loss)	395	(12,014)	—	(11,619)
Accumulated other comprehensive loss, September 30, 2021	$(17,895)	$(26,742)	$—	$(44,637)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, June 30, 2020	$(13,926)	$(23,471)	$(24,188)	$(61,585)
Other comprehensive income (loss) before reclassifications	—	5,173	(516)	4,657
Income tax	—	—	40	40
Other comprehensive income (loss) before reclassifications, net of tax	—	5,173	(476)	4,697
Amounts reclassified from accumulated other comprehensive loss	214	—	3,028	3,242
Income tax	(47)	—	(871)	(918)
Amounts reclassified from accumulated other comprehensive loss, net of tax	167	—	2,157	2,324
Other comprehensive income	167	5,173	1,681	7,021
Accumulated other comprehensive loss, September 30, 2020	$(13,759)	$(18,298)	$(22,507)	$(54,564)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive (loss) income before reclassifications	—	(26,724)	2,426	(24,298)
Income tax	—	—	(611)	(611)
Other comprehensive (loss) income before reclassifications, net of tax	—	(26,724)	1,815	(24,909)
Amounts reclassified from accumulated other comprehensive loss	704	—	25,518	26,222
Income tax	(152)	—	(7,289)	(7,441)
Amounts reclassified from accumulated other comprehensive loss, net of tax	552	—	18,229	18,781
Other comprehensive income (loss)	552	(26,724)	20,044	(6,128)
Accumulated other comprehensive loss, September 30, 2021	$(17,895)	$(26,742)	$—	$(44,637)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive loss before reclassifications	—	(8,577)	(19,913)	(28,490)
Income tax	—	—	5,113	5,113
Other comprehensive loss before reclassifications, net of tax	—	(8,577)	(14,800)	(23,377)
Amounts reclassified from accumulated other comprehensive loss	1,067	15,580	6,889	23,536
Income tax	(135)	—	(1,881)	(2,016)
Amounts reclassified from accumulated other comprehensive loss, net of tax	932	15,580	5,008	21,520
Other comprehensive income (loss)	932	7,003	(9,792)	(1,857)
Accumulated other comprehensive loss, September 30, 2020	$(13,759)	$(18,298)	$(22,507)	$(54,564)

We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense (income), net.

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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Segment net revenue
Global Solutions	$2,022,919	$1,865,182	$5,850,007	$5,261,415
Global Products	679,067	473,797	2,026,385	1,235,391
Total segment net revenue	2,701,986	2,338,979	7,876,392	6,496,806
Inter-segment revenue
Global Products	(199,811)	(151,051)	(558,223)	(378,466)
Total inter-segment revenue	(199,811)	(151,051)	(558,223)	(378,466)
Consolidated net revenue	$2,502,175	$2,187,928	$7,318,169	$6,118,340

Operating income:
Global Solutions	$20,366	$10,972	$47,729	$8,522
Global Products	51,327	89,923	310,242	160,268
Inter-segment eliminations	7,587	(8,718)	(475)	(10,322)
Intangible amortization	(10,025)	(10,242)	(30,077)	(31,463)
Acquisition-related and exit and realignment charges	(6,380)	(6,382)	(20,967)	(18,500)
Consolidated operating income	$62,875	$75,553	$306,452	$108,505

Depreciation and amortization:
Global Solutions	$9,951	$9,572	$29,678	$31,273
Global Products	12,691	11,118	38,464	38,221
Consolidated depreciation and amortization	$22,642	$20,690	$68,142	$69,494

Capital expenditures:
Global Solutions	$5,752	$3,582	$14,776	$7,545
Global Products	8,192	10,656	17,849	15,808
Discontinued operations	—	—	—	3,027
Consolidated capital expenditures	$13,944	$14,238	$32,625	$26,380

	September 30, 2021	December 31, 2020
Total assets:
Global Solutions	$2,135,865	$2,117,372
Global Products	1,408,495	1,135,209
Segment assets	3,544,360	3,252,581
Cash and cash equivalents	39,759	83,058
Consolidated total assets	$3,584,119	$3,335,639

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
United States	$2,380,794	$2,101,074	$6,900,222	$5,872,143
International	121,381	86,854	417,947	246,197
Consolidated net revenue	$2,502,175	$2,187,928	$7,318,169	$6,118,340

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
As a result of the Divestiture, the results of operations from our Movianto business are reported as “Loss from discontinued operations, net of tax” for the three and nine months ended September 30, 2020. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
Income from continuing operations per diluted share was $0.58 and $2.38 for the three and nine months ended September 30, 2021 as compared to $0.76 and $0.61 for the three and nine months ended September 30, 2020. Global Solutions segment operating income was $20.4 million and $47.7 million for the three and nine months ended September 30, 2021, compared to $11.0 million and $8.5 million for the three and nine months ended September 30, 2020. These increases were a result of strong revenue growth, leveraging our fixed costs, and operating efficiencies. Global Products segment operating income was $51.3 million and $310 million for the three and nine months ended September 30, 2021, compared to $89.9 million and $160 million for the three and nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021 was primarily the result of the timing of glove cost pass-through, accelerating inflationary pressures, including commodities, transportation, and labor, partially offset by revenue growth. The increase for the nine months ended September 30, 2021 was a result of higher personal protective equipment (PPE) sales, favorable timing of cost pass-through on gloves, productivity initiatives, favorable product mix, and improved fixed cost leverage, partially offset by higher commodity prices and rising transportation costs, compared to the prior year.

COVID-19 Update

We are closely monitoring the impact of the 2019 novel coronavirus (COVID-19), including the related Delta variant, on all aspects of our business, including how it impacts our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
Revenue for the nine months ended September 30, 2021 of $7.3 billion continues to be impacted by COVID-19 and includes the effective response to the ongoing recovery of elective procedures, higher sales of PPE, and pass-through of elevated glove costs. Operating income for the nine months ended September 30, 2021 also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies. In 2020, we expanded our PPE production operations and have taken measures to increase and improve our production such as retooling existing equipment, installing and optimizing new production lines and ramping up our new non-woven fabric machinery. We expect that we will continue servicing our customers' needs related to the heightened demand for our PPE as a result of various factors, including the implementation of new regulations and healthcare protocols calling for increased use of PPE, healthcare professional preference for medical grade PPE, stockpile PPE demand and the creation of new channels for PPE demand in healthcare, non-healthcare and international markets.
In March 2020, under the Defense Production Act (DPA), we were awarded a contract with the U.S. Department of Health and Human Services to produce N-95 respirator masks in an effort to replenish the Strategic National Stockpile. In April 2020, also under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to $30.0 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks. Through September 30, 2021, substantially all of the anticipated funding had been expended and reimbursed in accordance with this arrangement.
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
Results of Operations

Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Global Solutions	$2,022,919	$1,865,182	$157,737	8.5%
Global Products	679,067	473,797	205,270	43.3%
Inter-segment	(199,811)	(151,051)	(48,760)	(32.3)%
Net revenue	$2,502,175	$2,187,928	$314,247	14.4%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Global Solutions	$5,850,007	$5,261,415	$588,592	11.2%
Global Products	2,026,385	1,235,391	790,994	64.0%
Inter-segment	(558,223)	(378,466)	(179,757)	(47.5)%
Net revenue	$7,318,169	$6,118,340	$1,199,829	19.6%

The change in net revenue for the three and nine months ended September 30, 2021 reflected our market share gains, the effective response to the ongoing recovery of elective procedures, higher sales of surgical & infection prevention (S&IP) products, pass-through of elevated glove costs, as well as continued strong performance in our Patient Direct business. Foreign currency translation had a favorable impact on net revenue of $1.8 million and $23.5 million for the three and nine months ended September 30, 2021 as compared to the prior year.

Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of goods sold	$2,173,336	$1,843,589	$329,747	17.9%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of goods sold	$6,146,511	$5,236,035	$910,476	17.4%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Global Products segment. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix, and accelerating inflationary pressures.

Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gross margin	$328,839	$344,339	$(15,500)	(4.5)%
As a % of net revenue	13.14%	15.74%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Gross margin	$1,171,658	$882,305	$289,353	32.8%
As a % of net revenue	16.01%	14.42%
Gross margin decrease in the three months ended September 30, 2021 was driven by the timing of glove cost pass-through and accelerating inflationary pressures, partially offset by revenue growth. Gross margin increase in the nine months ended September 30, 2021 was driven by revenue growth, market dynamics including timing of glove price and cost changes, an overall improved sales mix and operating efficiencies, partially offset by accelerating inflationary pressures. Foreign currency translation had an unfavorable impact on gross margin of $6.2 million and $0.8 million for the three and nine months ended September 30, 2021 as compared to the prior year.

Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Distribution, selling and administrative expenses	$262,457	$262,538	$(81)	—%
As a % of net revenue	10.49%	12.00%
Acquisition-related and exit and realignment charges	$6,380	$6,382	$(2)	—%
Other operating income, net	$(2,873)	$(134)	$(2,739)	(2,044.0)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Distribution, selling and administrative expenses	$849,255	$758,320	$90,935	12.0%
As a % of net revenue	11.60%	12.39%
Acquisition-related and exit and realignment charges	$20,967	$18,500	$2,467	13.3%
Other operating income, net	$(5,016)	$(3,020)	$(1,996)	(66.1)%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by revenue growth, changes in incentive compensation, teammate benefits, accelerating inflationary pressures, and operational efficiencies for the three and nine months ended September 30, 2021. In addition, overall DS&A expenses were affected by charitable contributions for the nine months ended September 30, 2021. DS&A expenses also included an unfavorable impact for foreign currency translation of $0.1 million and $2.3 million for the three and nine months ended September 30, 2021.
Acquisition-related and exit and realignment charges presented in our consolidated statements of operations of $6.4 million and $21.0 million for the three and nine months ended September 30, 2021 consisted primarily of wind-down costs related to Fusion5, leadership reorganization costs, IT restructuring charges, and other costs related to the reorganization of the U.S. operations. Acquisition-related charges within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $0.8 million and $8.9 million for the three and nine months ended September 30, 2020, which consisted primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $5.6 million and $9.6 million for the three and nine months ended September 30, 2020 and consisted primarily of severance from reduction in force, post divestiture costs related to the Movianto business, and other costs related to the reorganization of the U.S. commercial, operations and executive teams.
The change in other operating income, net for the three and nine months ended September 30, 2021 includes the impact of higher foreign currency transaction gains as compared to the prior year.

Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense, net	$11,572	$20,975	$(9,403)	(44.8)%
Effective interest rate	4.17%	5.64%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense, net	$36,784	$65,923	$(29,139)	(44.2)%
Effective interest rate	4.72%	6.35%
Interest expense, net and the effective interest rate for the three and nine months ended September 30, 2021 decreased primarily due to a reduction of debt and lower interest rates. See Note 6 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Loss on extinguishment of debt	$—	$308	$(308)	(100.0)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Loss on extinguishment of debt	$40,433	$2,580	$37,853	1,467.2%

Loss on extinguishment of debt for the nine months ended September 30, 2021 includes the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million. Loss on extinguishment of debt for the three and nine months ended September 30, 2020 primarily includes the write-off of deferred financing costs and third party fees, offset by the gain on extinguishment of debt related to the partial repurchase of our 2021 and 2024 Notes.

Other expense (income), net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Other expense (income), net	$799	$785	$14	1.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Other expense (income), net	$2,397	$(1,193)	$3,590	300.9%

Other expense (income), net for the three and nine months ended September 30, 2021 and 2020 represents interest cost and net actuarial losses related to our retirement plans. Other expense (income), net for the nine months ended September 30, 2020 includes a gain from the surrender of company-owned life insurance policies.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Income tax provision	$6,375	$7,404	$(1,029)	(13.9)%
Effective tax rate	12.6%	13.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2021	2020	$	%
Income tax provision	$47,224	$3,863	$43,361	1,122.5%
Effective tax rate	20.8%	9.4%
The change in the effective tax rate for the three and nine months ended September 30, 2021 compared to the same periods in 2020 resulted primarily from an income tax benefit recorded in the first quarter of 2020 associated with the Coronavirus Aid, Relief, and Economic Security (CARES) Act and in the third quarter of 2021 associated with the 2017 Tax Cuts and Jobs Act, the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock.

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

	September 30, 2021	December 31, 2020	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$39,759	$83,058	$(43,299)	(52.1)%
Accounts receivable, net of allowances	$759,744	$700,792	$58,952	8.4%
Consolidated DSO (1)	27.3	26.0
Merchandise inventories	$1,514,387	$1,233,751	$280,636	22.7%
Inventory days (2)	64.1	57.8
Accounts payable	$1,118,753	$1,000,186	$118,567	11.9%
    (1) Based on period end accounts receivable and net revenue for the quarters ended September 30, 2021 and December 31, 2020
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended September 30, 2021 and December 31, 2020

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, which relates to continuing operations and discontinued operations:

(Dollars in thousands)	2021	2020
Net cash provided by (used for):
Operating activities	$73,836	$268,196
Investing activities	(32,584)	112,830
Financing activities	(117,222)	(244,955)
Effect of exchange rate changes	(2,454)	6,721
Net (decrease) increase in cash, cash equivalents and restricted cash	$(78,424)	$142,792

Cash provided by operating activities in the first nine months of 2021 and 2020 reflected fluctuations in net income along with changes in working capital.
Cash used for investing activities in the first nine months of 2021 and 2020 included capital expenditures of $32.6 million and $26.4 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software. Cash provided by investing activities in the first nine months of 2020 included cash consideration received of $133 million from the sale of Movianto and proceeds of $6.0 million from the surrender of company-owned life insurance policies.

Cash used for financing activities in the first nine months of 2021 included dividend payments of $0.5 million and net repayments of $90.9 million under our revolving credit facility, compared to $0.5 million and $108 million for the same period of 2020. We also had proceeds from borrowings of $575 million related to the 2029 Unsecured Notes and Accounts Receivable Securitization Program for the first nine months of 2021, compared to $150 million related to the Accounts Receivable Securitization Program for the first nine months of 2020. Financing activities also included repayments of $553 million for the first nine months of 2021 on our term loans, 2021 and 2024 Notes, and Accounts Receivable Securitization Program, compared to $270 million in the same period of 2020 on our term loans and 2021 and 2024 Notes. We used $83.3 million of cash to repurchase $87.9 million aggregate principal amount of the 2021 and 2024 Notes during the first nine months of 2020. We also paid $13.9 million in financing costs in the first nine months of 2021, as compared to $10.4 million in financing costs for the same period of 2020. In addition, we paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during the first nine months of 2021. Payments for taxes related to the vesting of restricted stock awards were $19.3 million and $3.6 million for the first nine months of 2021 and 2020, which are included in Other, net.

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
At September 30, 2021 and December 31, 2020, we had borrowings of $12.3 million and $103 million, and letters of credit of $9.4 million and $13.9 million outstanding under our credit agreements. At September 30, 2021 and December 31, 2020, we had $278 million and $283 million, available for borrowing. We also had letters of credit and bank guarantees outstanding for $2.2 million and $1.6 million as of September 30, 2021 and December 31, 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued outside of the revolving credit facility.
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
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2021.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2021 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
The third quarter dividend of $0.0025 per share was paid in September 2021. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement and other factors.

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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $28.7 million and $72.0 million at September 30, 2021 and December 31, 2020. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of September 30, 2021. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2021 for all our foreign subsidiaries.

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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Nine Months Ended September 30, 2021
(Dollars in thousands)
Net revenue(1)	$7,197,318
Gross margin	1,086,054
Operating income	265,888
Income from continuing operations, net of tax	158,735
Net income	158,735
(1)Includes $297 million in sales to non-guarantor subsidiaries for the nine months ended September 30, 2021.

Summarized Consolidated Balance Sheets - Guarantor Group	September 30, 2021	December 31, 2020
(Dollars in thousands)
Total current assets	$1,428,986	$1,559,248
Total assets	2,950,802	2,943,125
Current liabilities	1,456,508	1,374,800
Total liabilities	2,500,939	2,465,894

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	September 30, 2021	December 31, 2020
(Dollars in thousands)
Total current assets	$1,517,670	$1,651,460
Total assets	2,703,556	2,851,226
Current liabilities	1,422,746	1,356,024
Total liabilities	2,498,158	2,480,953

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2021.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, and any worsening of the pandemic, including through any new variant strains of the underlying virus, or future pandemics, related governmental responses, the effectiveness, availability, and public acceptance of vaccines, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government vaccine and other mandates, temporary production and distribution center and office closures due to reduced workforces or government vaccine and other mandates, availability of raw materials, potential resulting labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, impacts of the pandemic or future pandemics on other third parties with whom we conduct business, the healthcare industry, and the broader business environment, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;
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
•our ability to continue to comply with the terms and conditions of Byram Healthcare’s Corporate Integrity Agreement; and
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, our Form 10-Q for the three months ended March 31, 2021, and our Form 10-Q for the three and six months ended June 30, 2021.
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
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. We had $12.3 million in borrowings under our revolving credit facility, $197 million in borrowings under our Receivables Securitization Program and $9.4 million in letters of credit under the Credit Agreement at September 30, 2021. We estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $2.2 million per year based on our borrowings outstanding at September 30, 2021.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.16 and $2.58 per gallon in the first nine months of 2021 and 2020. Based on our fuel consumption in the first nine months of 2021, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2020. Through September 30, 2021, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

The following description of risk factors updates and supplements risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, our Form 10-Q for the three months ended March 31, 2021, and our Form 10-Q for the three and six months ended June 30, 2021. These risk factors are in addition to those mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.

We are subject to risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the global pandemic associated with the 2019 novel coronavirus (COVID-19).
As a global healthcare solutions company, we are impacted by public health crises such as the global pandemic associated with COVID-19. The outbreak has significantly increased uncertainty and unpredictability of global economic conditions and the demand for and supply of raw materials and finished goods required for our operations. In addition, public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the adoption of remote working and vaccination mandates, have impacted or may in the future impact our operations. In these challenging and dynamic circumstances, we continue to work to protect our teammates and the public, maintain business continuity and sustain our operations, including ensuring the safety and protection of the people who work in our production and distribution centers across the world, many of whom support the manufacturing and delivery of products that are critical in response to the global pandemic. We may restrict the operations of our production and distribution centers if we deem it necessary or if recommended or mandated by governmental authorities which would have an adverse impact on us. There is a risk that revenues will decrease ultimately resulting in less cash flow, we may see longer duration in receivables collection, and the need to expedite payments to important suppliers may grow. COVID-19 has impacted and may further impact our supply chains relative to global demand for our facial protection, nitrile gloves, and protective apparel products. COVID-19 has also affected and may further affect the ability of suppliers and vendors to provide products and services to us or to do so at acceptable quality levels or prices. Some of these factors could increase the demand for our products, while others could decrease demand or make it more difficult for us to serve customers. For example, the significant reduction in elective surgical procedures, which began mid-March of 2020, resulted in a material negative impact on our revenue for 2020. Any worsening of the COVID-19 pandemic or future outbreaks could result in similar reductions in elective surgical procedures or otherwise reduce demand for our products, any of which could have a material negative impact on our revenues and profit for future periods.
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
Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital. Due to the speed with which the situation is developing and the uncertainty of its duration, any future outbreaks, similar pandemics, the timing of recovery, travel restrictions, business closures or business disruptions, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, we are not able at this time to predict the extent to which the COVID-19 pandemic, or any future outbreaks or similar pandemics, may have a material effect on our financial or operational results. However, the following adverse risks exist:
•Actions by the United States government or other foreign government could affect our business. These actions include purchasing products that we make or sell, imposing new product standards or allowing the use of alternative products, instituting regulatory requirements to purchase only locally manufactured products, exercising control over manufacturing or distribution operations, including use of the DPA, taking trade actions including the imposition or removal of tariffs or import / export controls, subsidizing the supply of products, imposition of vaccine mandates or other actions;
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

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

10.1
Agreement of Resignation, Appointment, and Acceptance, dated as September 10, 2021, by and among Owens & Minor, Inc., U.S. Bank National Association, as Prior Trustee, and Regions Bank, as Successor Trustee

10.2	Form of Owens & Minor, Inc. Restricted Stock Agreement under the Company's 2018 Stock Incentive Plan

10.3	Form of Owens & Minor, Inc. Restricted Stock Unit Award Agreement under the Company's 2018 Stock Incentive Plan

22.1	List of Guarantor Subsidiaries (incorporated herein by reference to our Annual Report on Form 10-K, Exhibit 22.1, for the year ended December 31, 2020)

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Owens & Minor, Inc.
(Registrant)

Date:	November 3, 2021	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	November 3, 2021	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer