Form 10-K
period 2021-12-31
OWENS & MINOR INC/VA/
filed 2022-02-23
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2021

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was $3,069,114,173 as of June 30, 2021.
The number of shares of the Company’s common stock outstanding as of February 16, 2022 was 75,571,367 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on April 29, 2022, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Corporate Officers can be found at the end of this Form 10-K.

Part I
Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home. Our teammates serve healthcare industry customers in approximately 70 countries, by providing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
Founded in 1882, Owens & Minor was incorporated in 1926 and has operated continuously from its Richmond, Virginia headquarters. Through organic growth and acquisitions over many years, we significantly expanded and strengthened our company, achieving international scale in the healthcare market. Today, we have distribution, production, storage, customer service and sales facilities located across Asia, Australia, Europe, Latin America and the United States.
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
On January 7, 2022, we entered into an Agreement and Plan of Merger to acquire Apria, Inc. (Apria) for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. Apria is a provider of integrated home healthcare equipment and related services in the United States. The Agreement and Plan of Merger contains certain termination rights for the Company and Apria. In the event that Apria terminates the contract for a superior proposal, Apria will be required to pay the Company a termination fee of $42.0 million. The transaction, which has been approved by the board of directors of both companies, is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals and the approval of Apria’s stockholders, and is expected to close during the first half of 2022.
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
We operate a network of 44 distribution centers located throughout the United States, which are strategically located to efficiently serve our provider and manufacturer customers. A significant investment in information technology supports our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply-chain management.

We customize product deliveries, whether the orders are “just-in-time,” “low-unit-of-measure,” pallets, or truckloads. We also customize delivery schedules according to customers’ needs to increase their efficiency in receiving and storing products. We use low-unit-of-measure automated picking modules in our larger distribution centers to maximize efficiency, and our distribution center teammates use voice-pick technology to enhance speed and accuracy in performing certain warehousing processes. We partner with a third party company to deliver most supplies in the United States. We also use contract carriers and parcel delivery services when they are more cost-effective and timely.
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
Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies. Patient Direct specializes in various patient care product lines including diabetes, ostomy, wound care, urology, incontinence and other. We receive payments for products sold through Patient Direct from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers and directly from patients. Patient Direct has a nationwide sales force, focusing on managed care and key referral sources, six centers of excellence aligned with specific product categories, and a nationwide network to optimize shipping distance and time.
Certain assets, liabilities and contracts of Fusion5 were sold on December 31, 2020. The sold assets and liabilities were not included in our consolidated balance sheet at December 31, 2020. This business did not qualify as discontinued operations and, accordingly, its financial results were included in income from continuing operations during 2020 and 2021.
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

Our Customers
We currently provide products and services to thousands of healthcare provider customers either directly or indirectly through third-party distributors. These customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets as well as smaller, independent hospitals. In addition to contracting directly with healthcare providers at the Integrated Delivery Network (IDN) level, we also contract with GPOs as well as other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). Below is a summary of these agreements:

GPO	Year of Renewal or Extension	Term	Sales to Members as a % of Consolidated Net Revenue in 2021
Vizient	2021	2 years	34%
Premier	2021	5 years	22%
HPG(1)	2021	8 months	15%
(1) The HPG contract was extended through April 2022. We expect this contract to be extended on a longer-term basis in early 2022.

We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers. Through our Patient Direct business, we also provide delivery of disposable medical supplies sold directly to patients and home health agencies.
Our suppliers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. In the Global Solutions segment, no sales of products from any individual suppliers exceeded 10% of our consolidated net revenue for 2021.
Asset Management
In our business, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We continually work to refine our processes to optimize inventory and collect accounts receivable.
Inventory
We actively monitor inventory for obsolescence and use inventory days and other operational metrics to measure our performance in managing inventory. We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with suppliers on inventory productivity initiatives. When we convert large-scale IDN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required.
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

Competition
The industries in which we operate are highly competitive. Global Solutions competitors include two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and Medline Industries, Inc. In addition, we compete with a number of regional and local distributors, companies that distribute products to patients' homes and customer self-distribution models. Major outsourced logistics competitors serving healthcare manufacturers in the United States include United Parcel Service and FedEx Corporation.
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
We have approximately 940 patents and patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical and infection protection products and currently have approximately 140 issued patents in the U.S. and approximately 600 issued patents in countries outside the U.S. These patents generally expire between 2022 and 2040. We do not license any patents from third parties that are material to our business.
We also file patent applications for innovative product lines and solutions that result from our technical expertise. In order to protect our ongoing research & development investments, we have approximately 40 pending patent applications in the U.S. and approximately 170 pending patent applications in countries outside of the U.S.
With respect to trademarks, we have approximately 1,100 trademarks and trademark applications pending in the United States and other countries that are used to designate or identify our company or products. We have approximately 130 U.S. registration trademarks and approximately 840 registered trademarks outside of the U.S. We also have approximately 50 pending trademark applications in the U.S. and approximately 100 pending trademark applications outside of the U.S.
We distribute products bearing the well-known “Halyard” brand. Other well-known registered trademarks we use include: Aero Blue, Quick Check, Smart-Fold, One Step, Purple, Purple Nitrile, Purple Nitrile-Xtra, Lavender, Sterling, and Safeskin.
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
We are subject to numerous federal, state and local laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions. Legal department personnel review and approve written contracts, such as agreements with physicians, subject to these laws. Notwithstanding these measures, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us; and even the termination of our ability to provide services under certain government programs such as Medicare and Medicaid.
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
Governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on us. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our capital expenditures or our results of operations.
Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining and maintaining approval to market newly developed and existing products. We believe we are in material compliance with all statutes and regulations applicable to our operations.
Human Capital Resources
Teammate Overview
At Owens & Minor, teammates are at the heart of everything that we do. Through their creativity, talent and hard work, our teammates allow us to offer exceptional products and services and provide the force that propels our mission to empower our customers to advance healthcare. Thus, we are committed to providing a culture and benefits necessary to attract and retain top talent. We are also committed to creating an environment that allows our teammates to perform at a high level, emphasizes a culture of safety and is conducive to professional and personal growth.
At the end of 2021, we employed approximately 6,900 full- and part-time teammates in the U.S. and 10,400 teammates outside of the U.S. None of our domestic teammates are represented by a labor union or subject to a collective bargaining agreement (“CBA”), but certain teammates outside the U.S. (OUS) are represented and covered by a CBA. Throughout our operations, we continue to have positive relationships with our teammates, as well as the unions and works councils that represent our OUS teammates.
We depend on our key personnel to successfully operate our business, including our executive officers, senior corporate management and management at our operating segments. We seek to attract and retain top talent for these critical roles by offering competitive base and incentive compensation packages (and in certain instances share-based compensation and retention incentives), attractive benefits and opportunities for advancement and rewarding careers. We periodically review and adjust, if needed, our teammates’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that our offerings are competitive within the industry and consistent with our performance. We have also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support the communities we serve, but also provide experiences for teammates to promote a collaborative and rewarding work environment.
In order to take advantage of available opportunities and successfully implement our long-term strategy, we understand that we must be able to employ, train and retain the necessary skilled personnel. To that end, we support and utilize various training and educational initiatives, and we have developed Company-wide and project-specific teammate training and educational programs. Key programs focus on teammate safety, leadership development, health and wellness, work-life balance, talent management, diversity and inclusion, and teammate engagement. At Owens & Minor, we believe that diversity, inclusion, and teammate engagement are integral to our vision, strategy and business success, and we pride ourselves on sustaining a culture that respects teammates and values concern for others. We believe that fostering an environment that values diversity, inclusion and ethical conduct creates an organization that is able to embrace, leverage and respect differences among our teammates, customers and the communities where we live, work and serve. As a result, we created Teammate Resource Groups (TRGs) that provide resources and support for underrepresented identity groups to improve innovation, promote belonging, increase team alignment, and boost engagement. Our current TRGs include Black Heritage, Outreach, Mentorship and Enrichment, Asian Pacific Islanders Rising to Excellence, Hispanic Organization for Leadership and Achievement, LGBTQ+, Military and Veteran, Women Empowerment Network, and Women in Tech. In addition, we continue to expand our diversity and inclusion journey by conducting voice forums in an effort to celebrate different cultures. We also believe that our teammates are the face of Owens & Minor, and we expect every teammate to model our shared values and commitment to ethical business practices set forth in our Code of Honor.
In 2021, we established the Owens & Minor Foundation, which is dedicated to further our commitment towards impactful investments to charitable and civic organizations in the communities we serve and will focus primarily in the three areas of environment, healthcare, diversity and inclusion.
We believe that our efforts to create an environment that is conducive to our values and teammate success have been rewarded. Our values reflect our commitment to our customers, our teammates, the environment and the communities where we live and work. They embody “IDEAL” behavior — Integrity, Development, Excellence, Accountability and Listening. All our teammates are responsible for embodying these values every day. We also hold our teammates to a high standard of performance, and we regularly evaluate teammates’ productivity against current requirements, future demand expectations and historical trends. From time to time, we may add, reduce or adjust resources in certain areas in an effort to align with changing demands.
Our Board of Directors’ Role in Human Capital Resource Management
Our Board of Directors believes that human capital management, and the ability to attract, retain and develop key talent, is an essential component of our continued growth and success. Our Board also believes that effective human capital management is vital to maintaining a culture that reflects our core values and our shared commitment to excellence and ethical business practices.
Management regularly reports to the Our People & Culture Committee (previously the Compensation and Benefits Committee) of the Board of Directors on human capital management topics, including corporate culture, diversity and inclusion, teammate development and compensation and benefits. From time to time, we also conduct teammate engagement surveys to solicit feedback, and provide reports to the Board on findings developed through these surveys. The Our People & Culture Committee has oversight of talent retention and development, including succession planning, and the Board of Directors provides input on important decisions in each of these areas.
Teammate Benefits
The Our People & Culture Committee believes teammate benefits are an essential component of a competitive total compensation package. Our benefits programs are designed to attract and retain our top talent, and include medical, health and dental insurance, long-term disability insurance, accidental death and disability insurance, life insurance, travel and accident insurance, and our 401(k) Savings and Retirement Plan. As part of the 401(k) Savings and Retirement Plan, we generally match 100 percent of the first 4 percent of compensation contributed by a teammate into the 401(k) Savings and Retirement Plan, subject to the Internal Revenue Code and our 401(k) Savings and Retirement Plan limits. Additionally, we may make a discretionary contribution (subject to certain limitations as defined in the 401(k) Savings and Retirement Plan document) to each participant employed on the last day of the plan year who has worked at least 1,000 hours during the year. Lastly, we may also make a profit sharing contribution to the 401(k) Savings and Retirement Plan, at the discretion of the Board of Directors. We expensed discretionary contributions of 3% in 2021, 2% in 2020, and none in 2019 of eligible annual earnings.
COVID-19 Response
In response to the COVID-19 pandemic, we implemented health and safety protocols to protect our teammates and customers. These protocols meet or exceed health and safety standards required by federal, state and local government agencies, and are based on guidance from the Centers for Disease Control and Prevention and other public health authorities. Actions taken to protect our teammates and customers in response to the COVID-19 pandemic include:

•Providing personal protective equipment (PPE) to teammates in distribution and manufacturing locations;
•Training teammates on proper use of PPE, social distancing, and other mitigation efforts;
•Providing paid time off for teammates to receive COVID-19 vaccinations;
•Significantly increased remote work and virtual interactions among teammates and with customers;
•Policies were adjusted to assist teammates that need time away from work due to illness, potential exposure or to care for sick family members; and
•Adjusted product delivery methods to keep drivers and hospital personnel safe.
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
Furthermore, COVID-19 has impacted and may further impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. For example, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which may increase the cost of capital and may adversely impact access to capital. Due to the speed with which the situation is developing and the uncertainty of its duration, any future outbreaks, similar pandemics, the timing of recovery, travel restrictions, business closures or business disruptions, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, we are not able at this time to predict the extent to which the COVID-19 pandemic, or any future outbreaks or similar pandemics, may have a material effect on our financial or operational results. However, the following adverse risks exist:
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
•COVID-19 illness among our teammates in manufacturing or distribution operations could impact our operations or compel the closure of one or more facilities for an unknown period of time. Labor relations in our facilities related to COVID-19 could also negatively impact our operations;
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
In the United States, we distribute products from approximately 1,100 suppliers and are dependent on these suppliers for the continuing supply of products. In 2021, sales of products of our ten largest domestic suppliers accounted for approximately 40% of consolidated net revenue. No sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2021. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations and financial condition.
An interruption in the ability of our business to manufacture products may have a material adverse effect on our business.
We manufacture the majority of our products in nine facilities: four in the United States, two in Mexico, and one each in Thailand, Ireland and Honduras. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including pandemic, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at required levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An inability to obtain key components, raw materials or manufactured products from third parties may have a material adverse effect on our business.
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including pandemic, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, or other reasons, that could negatively impact our ability to manufacture or distribute our products and could lead to exposure to regulatory actions. Further, for quality assurance or cost effectiveness, we have purchased from sole suppliers certain components and raw materials such as polymers used in our products, and we expect to continue to purchase these components and raw materials from these sole suppliers. Although there are other sources in the market place for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the U.S. Food and Drug Administration (FDA) and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects the ability to manufacture or distribute our products in a timely or cost effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Interruption of our supply chain could affect our ability to produce or distribute our products and could negatively impact our business and profitability.
Any material interruption in our supply chain, such as disruption of raw material supplies or manufacturing capabilities, interruptions in service by our service providers or common carriers that ship goods within our distribution channels, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, pandemics (such as the COVID-19 pandemic), social or labor unrest, labor shortages, natural disasters or political disputes and military conflicts that cause a disruption in our supply chain could materially adversely affect our business operations and our financial position or results of operations.
We depend on third-party manufacturers for certain products that we distribute. Our operations are also dependent on various raw materials supplied by others. We purchase many of these raw materials from numerous suppliers in various countries. For certain products, we may rely on one or very few suppliers. The failure of third parties on which we rely to meet their obligations to us, deliver quality products, or significant disruptions in their ability to do so, may negatively impact our operations. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially adversely affect our financial condition and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location or supplier, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
We may continue to experience higher supply chain costs, particularly related to international freight and commodities. Due to competitive dynamics and contractual limitations, we may be unable to pass along these cost increases through higher prices. Short-term or sustained increases in demand for our products may exceed our production capacity or otherwise strain our supply chain. These and other supply chain issues can increase our costs, disrupt or reduce our production, delay our product shipments, prevent us from meeting customer demand, damage our customer relationships, and could materially adversely affect our business operations and our financial position or results of operations.
Our profitability and cash flow may vary based on the impacts of rising inflationary pressures.
Inflation could materially impact the costs to source materials or produce and distribute finished goods to customers. Inflationary pressures could result in market pressures on our customers to reduce costs, which could impact our profitability and cash flows. Additionally, there is uncertainty that we will be able to pass elevated costs onto customers in an effort to offset inflationary pressures.
Our operations depend on the proper functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.
We and our external service providers use and rely on information systems to perform our business operations including receiving, processing, analyzing, and managing data in distributing thousands of products to customers from numerous distribution centers. These systems are also relied upon for receiving and filling orders for customers, billings to and collections from customers, the purchase of and payment for inventory and related transactions from our suppliers, and the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and teammates. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers
Despite physical, technical, and administrative security measures, our technology systems and operations may be subject to cyberattacks from sources beyond our control. In recent months, cyberattacks in our industry have increased and become more sophisticated and, as a result, the risk of a cyberattack on our systems has increased. Cyberattacks include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A cybersecurity incident could involve a material data breach or other material impact to the operations of our technology systems, which could result in failure of our systems to operate properly for an extended period of time, litigation or regulatory action, loss of customers or revenue, and increased expense, any of which might have a material adverse impact on our business operations, reputation, our growth and strategic initiatives, and our financial position or results of operation.
Our ability to attract and retain talented and qualified teammates is critical to our success and competitiveness.
The success of our business depends on our ability to attract, engage, develop and retain qualified and experienced teammates, including key executives. We may not be able to successfully compete for, attract, or retain qualified and experienced teammates. Competition among potential employers, labor shortages, and inflationary pressures might result in increased salaries, benefits or other teammate-related costs, or in our failure to recruit and retain teammates. We may experience sudden loss of key personnel due to a variety of causes, including illness, and must adequately plan for succession of key executive roles. Teammates might not successfully transition into new roles. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.
We have concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations.
In 2021, although no single customer accounted for 5% of our consolidated net revenue, our top ten customers in the United States represented approximately 20% of our consolidated net revenue. In addition, in 2021, approximately 71% of our consolidated net revenue was from sales to member hospitals under contract with our largest GPOs: Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.

We cannot assure you that the proposed Apria Acquisition will be completed.
There are a number of risks and uncertainties relating to the Apria Acquisition. For example, the Apria acquisition may not be completed, or may not be completed in the timeframe, on the terms or in the manner currently anticipated, as a result of a number of factors, including, among other things, the failure of one or more of the conditions to closing in the Agreement and Plan of Merger. There can be no assurance that the conditions to closing of the Apria Acquisition will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the Apria Acquisition. The Agreement and Plan of Merger may be terminated by the parties thereto under certain circumstances, including, without limitation, if the Apria Acquisition has not been completed by July 7, 2022. Any delay in closing the Apria Acquisition or a failure to close the Apria Acquisition could have a negative impact on our business and the trading prices of our securities, including the notes.
We may fail to realize the anticipated benefits of the Apria Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the Apria business into our operations.
Our ability to realize the anticipated benefits of the Apria Acquisition will depend, to a large extent, on our ability to integrate the Apria business into ours. We may devote significant management attention and resources preparing for and then integrating the business practices and operations of the Apria business with ours. This integration process may be disruptive to our and the Apria businesses, and, if implemented ineffectively, could restrict realization of the expected benefits. In addition, we may fail to realize some of the anticipated benefits of the Apria Acquisition if the integration process takes longer than expected or is more costly than expected. Potential difficulties we may encounter in the integration process include:
•The inability to successfully combine operations in a manner that would result in the anticipated benefits of the Apria Acquisition in the time frame currently anticipated or at all;
•Complexities associated with managing the expanded operations;
•Integrating personnel;
•Creation of uniform standards, internal controls, procedures, policies and information systems;
•Unforeseen increased expenses, delays or regulatory issues associated with integrating the operations; and
•Performance shortfalls as a result of the diversion of management attention caused by completing the integration of the operations.
Even if we are able to integrate the Apria business successfully, this integration may not result in the realization of the full benefits that we currently expect, nor can we give assurances that these benefits will be achieved when expected or at all. Moreover, the integration of the Apria business may result in unanticipated problems, expenses, liabilities, regulatory risks and competitive responses that could have material adverse consequences.
We and the Apria business will be subject to business uncertainties while the Apria Acquisition is pending that could adversely affect our business and the Apria business.
Uncertainty about the effect of the Apria Acquisition on teammates, customers and suppliers may have an adverse effect on us and the Apria business. Although we and Apria intend to take actions to reduce any adverse effects, these uncertainties could cause customers, suppliers and others that deal with us and/or the Apria business to seek to change existing business relationships. In addition, teammate retention could be negatively impacted during the pendency of the Apria Acquisition. If key teammates depart because of concerns relating to the uncertainty and difficulty of the integration process, our business could be harmed.
The pendency of the Apria Acquisition could adversely affect our business, financial results, and operations.
The announcement and pendency of the Apria Acquisition could cause disruptions and create uncertainty surrounding our business and affect our relationships with our customers, suppliers and teammates. In addition, we have diverted, and will continue to divert, significant management resources to complete the Apria Acquisition, which could have a negative impact on our ability to manage existing operations or pursue alternative strategic transactions, which could adversely affect our business, financial condition and results of operations. Investor perceptions about the terms or benefits of the Apria Acquisition could have a negative impact on our business and the trading prices of our securities, including the notes.
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
Our Patient Direct business is a Medicare-certified supplier and participates in state Medicaid programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
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
Our intellectual property is an important part of our business. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products and services, potentially resulting in the loss of our competitive advantage and a decrease in our revenue, which would adversely affect our business prospects, financial condition and results of operations. Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of intellectual property rights, such as patents, trademarks, copyrights, trade secrets (including know-how) and domain names, in addition to teammate and third-party confidentiality agreements, intellectual property licenses and other contractual rights, to establish, maintain, protect and enforce our rights in our technology, proprietary information and processes. For example, we rely on trademark protection to protect our rights to various marks as well as distinctive logos and other marks associated with our products and services. Furthermore, intellectual property laws and our procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete.
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
As of December 31, 2021, on a consolidated basis we had approximately $946 million of aggregate principal amount of indebtedness, excluding deferred financing costs and third party fees, as well as approximately $254 million in contractual obligations under our operating leasing arrangements and $291 million of undrawn availability under our revolving credit facilities. Our ratio of total debt to total shareholders’ equity as of December 31, 2021 was 101%.
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
Our 2024 Notes and 2029 Notes become due and payable in December 2024 and March 2029. We may need to raise capital in order to repay the 2024 Notes and 2029 Notes. As of December 31, 2021, we owed $246 million and $500 million in principal under our 2024 Notes and 2029 Notes. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay this obligation or that we will be able to extend the maturity dates or otherwise refinance this obligation. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.
Despite current indebtedness levels, we will incur substantially more debt to complete the acquisition of Apria, Inc. (Apria Acquisition) which could further exacerbate the risks described herein.
We and our subsidiaries will incur substantial additional indebtedness in the future in order to complete the Apria Acquisition, which could significantly increase our leverage. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face to service debt levels and the risks associated with failure to adequately service our debt could intensify.
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
Our Credit Agreement, including our Revolver, and Receivables Securitization Program, as well as the indentures that govern our existing senior notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.
Our credit facilities and the indentures governing our existing notes include restrictions that, among other things, limit our ability to: incur indebtedness; grant liens; engage in acquisitions, mergers, consolidations and liquidations; use proceeds from asset dispositions for general corporate purposes, restricted payments, or investments; enter into transactions with affiliates; and amend, modify or prepay certain indebtedness. Under our credit facilities, we are subject to financial covenants that require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition.
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
U.S. GAAP requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including a failure to meet business plans or other unanticipated events and circumstances such as a rise in interest rates, may affect the accuracy or validity of such estimates. No impairment charges to goodwill were recorded in 2021, 2020, or 2019. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.
We may be adversely affected by global climate change or by legal, regulatory or market responses to such change.
The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities (such as distribution centers), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations and our financial position or results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our Global Solutions segment operated distribution centers as well as office and warehouse space across the United States as of December 31, 2021. We leased all of the centers from unaffiliated third parties with the exception of two locations, one of which we own and the other is owned by a customer. We also leased customer service centers as well as small offices for sales personnel across the United States. In addition, we lease space on a temporary basis from time to time to meet our inventory storage needs.
At December 31, 2021, our Global Products segment operated facilities located throughout the world that handle production, assembly, research, quality assurance testing, distribution and packaging of our products.
We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.
The following table provides a summary of our principal facilities:

	Owned	Leased	Other	Total	Location
Production	6	12	—	18	United States, Europe, Honduras, Mexico and Thailand
Distribution	1	46	1	48	United States and India
Storage	—	14	—	14	United States, Honduras and Mexico
Office	1	30	—	31	United States, Asia, Australia, Canada and Europe
Total	8	102	1	111

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

Part II

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 16, 2022, there were 2,483 common shareholders of record. We believe there are an estimated additional 38,901 beneficial holders of our common stock. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of our dividend payments.
5-Year Total Shareholder Return
The following performance graph compares the performance of our common stock to the Standard & Poor's Composite-500 Index (S&P 500 Index) and the Standard & Poor's Composite-500 Healthcare Index (S&P 500 Healthcare Index), an independently prepared index that includes more than 50 companies in the healthcare industry. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2016, and that all dividends were reinvested.

Index Value
200
100
0
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
Years Ended
Owens & Minor, Inc.
S&P 500 Index
S&P 500 Healthcare

	Base Period	Years Ended
Company Name / Index	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
Owens & Minor, Inc.	$100.00	$55.55	$19.72	$16.14	$84.54	$135.99
S&P 500 Index	100.00	119.42	111.97	114.31	167.77	212.89
S&P 500 Healthcare	100.00	120.00	125.63	149.10	166.14	206.29
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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

Item 6. [Reserved]

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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, our or the Company) is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home.
On June 18, 2020 (the Divestiture Date), we completed the divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin, Ireland office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. The Divestiture provides us with a greater ability to focus on and invest in our differentiated products, services and U.S. distribution businesses. The net proceeds were used to repurchase our 2021 Notes (see Note 10, “Debt”). We recorded a loss of $65.5 million in connection with the Divestiture for the year ended December 31, 2020. As a result of the Divestiture, the results of operations from our Movianto business are reported as “Loss from discontinued operations, net of tax” through the Divestiture Date. See Note 3, “Discontinued Operations,” of the Notes to Consolidated Financial Statements for further information. Unless otherwise indicated, the following information relates to continuing operations.
On January 7, 2022, we entered into an Agreement and Plan of Merger to acquire Apria, Inc. (Apria) for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. Apria is a provider of integrated home healthcare equipment and related services in the United States. The Agreement and Plan of Merger contains certain termination rights for the Company and Apria. In the event that Apria terminates the contract for a superior proposal, Apria will be required to pay the Company a termination fee of $42.0 million. The transaction, which has been approved by the board of directors of both companies, is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals and the approval of Apria’s stockholders, and is expected to close during the first half of 2022.
Income from continuing operations per diluted share was $2.94 for the year ended December 31, 2021, an increase of $1.55 compared to 2020. Global Solutions segment operating income was $66.6 million for the year ended December 31, 2021, compared to $30.9 million for 2020. The increase was a result of strong revenue growth, leveraging our fixed costs, and operating efficiencies, partially offset by inflationary pressures later in the year. Global Products segment operating income was $372 million for the year ended December 31, 2021, compared to $260 million for 2020. The increase was a result of higher personal protective equipment (PPE) sales, favorable timing of cost pass-through on gloves, productivity initiatives, favorable product mix, and improved fixed cost leverage, partially offset by higher commodity prices and rising transportation costs, compared to the prior year.
COVID-19 Update
We are closely monitoring the impact of the 2019 novel coronavirus (COVID-19), including the related Delta and Omicron variants, on all aspects of our business, including how it impacts our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
Revenue for the year ended December 31, 2021 of $9.8 billion continues to be impacted by COVID-19 and includes the effective response to the ongoing recovery of elective procedures, higher sales of PPE, and pass-through of elevated glove costs. Operating income for the year ended December 31, 2021 also benefited from improved productivity and increased manufacturing output related to PPE, favorable product mix and operating efficiencies. In 2020, we expanded our PPE production operations and have taken measures to increase and improve our production such as retooling existing equipment, installing and optimizing new production lines and ramping up our new non-woven fabric machinery. We expect that we will continue servicing our customers' needs related to the heightened demand for our PPE as a result of various factors, including the implementation of new regulations and healthcare protocols calling for increased use of PPE, healthcare professional preference for medical grade PPE, stockpile PPE demand and the creation of new channels for PPE demand in healthcare, non-healthcare and international markets.
In March 2020, under the Defense Production Act (DPA), we were awarded a contract with the U.S. Department of Health and Human Services to produce N-95 respirator masks in an effort to replenish the Strategic National Stockpile. In April 2020, also under the DPA, the U.S. Department of Defense initiated a technology investment agreement with us involving up to

$30.0 million of anticipated funding of assets to expand capacity to supply N-95 respirator masks. Through December 31, 2021, substantially all of the anticipated funding had been expended and reimbursed in accordance with this arrangement.
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
Supplemental Financial Information
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2021	2020	2019
Summary of Operations:
Net revenue	$9,785,315	$8,480,177	$9,210,939
Income (loss) from continuing operations	$221,589	$88,074	$(22,584)

Per Common Share:
Income (loss) from continuing operations per share—basic	$3.05	$1.39	$(0.37)
Income (loss) from continuing operations per share—diluted	$2.94	$1.39	$(0.37)
Cash dividends	$0.01	$0.01	$0.01
Stock price at year end	$43.50	$27.05	$5.17

Summary of Financial Position:
Total assets	$3,536,551	$3,335,639	$3,643,084
Cash and cash equivalents	$55,712	$83,058	$67,030
Total debt	$949,577	$1,025,967	$1,559,652
Total equity	$938,501	$712,054	$462,154

Selected Ratios:
Gross margin as a percent of revenue	15.46%	15.10%	12.25%
Distribution, selling and administrative expenses as a percent of revenue	11.41%	12.28%	11.11%
Operating income as a percent of revenue	3.77%	2.41%	0.79%
Days sales outstanding (DSO) (1)	24.6	26.0	27.1
Inventory days (2)	64.7	57.8	55.3
(1) Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2021, 2020 and 2019
(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2021, 2020 and 2019

Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K, but can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.
2021 compared to 2020

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Global Solutions	$7,860,475	$7,212,011	$648,464	9.0%
Global Products	2,655,728	1,810,331	845,397	46.7%
Inter-segment	(730,888)	(542,165)	(188,723)	(34.8)%
Net revenue	$9,785,315	$8,480,177	$1,305,138	15.4%
The change in net revenue for the year ended December 31, 2021 reflected our market share gains, the effective response to the ongoing recovery of elective procedures, higher sales of surgical & infection prevention (S&IP) products, pass-through of elevated glove costs, as well as continued strong performance in our Patient Direct business. Foreign currency translation had a favorable impact on net revenue of $19.5 million for the year ended December 31, 2021 as compared to the prior year.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of goods sold	$8,272,086	$7,199,343	$1,072,743	14.9%

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

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Gross margin	$1,513,229	$1,280,834	$232,395	18.1%
As a % of net revenue	15.46%	15.10%

Gross margin increase for the year ended December 31, 2021 was driven by revenue growth, market dynamics including timing of glove price and cost changes, an overall improved sales mix and operating efficiencies, partially offset by accelerating inflationary pressures. Foreign currency translation had an unfavorable impact on gross margin of $3.7 million for the year ended December 31, 2021 as compared to the prior year.
We value distribution inventory held in the United States under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 56 basis points higher in 2021 and 19 basis points higher in 2020.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Distribution, selling & administrative expenses	$1,116,871	$1,041,336	$75,535	7.3%
As a % of net revenue	11.41%	12.28%
Acquisition-related and exit and realignment charges	$34,076	$37,752	$(3,676)	(9.7)%
Other operating (income) expense, net	$(6,191)	$(2,372)	$(3,819)	(161.0)%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses increased year over year primarily due to revenue growth, changes in salaries and incentive compensation, accelerating inflationary pressures, and charitable contributions, which were partially offset by operational efficiencies for the year ended December 31, 2021. DS&A expenses also included an unfavorable impact for foreign currency translation of $1.8 million for the year ended December 31, 2021.
Acquisition-related charges were $3.0 million and $11.8 million for the years ended December 31, 2021 and 2020. Amounts in 2021 consisted primarily of costs related to the pending Apria transaction. Amounts in 2020 consisted primarily of transition costs for the Halyard acquisition. Exit and realignment charges were $31.1 million and $25.9 million for the years ended December 31, 2021 and 2020. Amounts in 2021 consisted of wind-down costs related to Fusion5, IT restructuring charges, costs associated with our strategic organizational realignment, and other items. Amounts in 2020 were associated with severance from reduction in workforce, IT restructuring charges, post closing costs associated with the Movianto divestiture, costs associated with the sale of certain assets of Fusion5 and other costs related to the reorganization of the U.S. commercial, operations and executive teams.
The change in other operating (income) expense, net for the year ended December 31, 2021 includes the impact of higher foreign currency transaction gains as compared to the prior year.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Interest expense, net	$48,090	$83,398	$(35,308)	(42.3)%
Effective interest rate	4.61%	6.39%
Interest expense decreased year over year primarily due to a reduction in debt and lower interest rates, including the affect of our debt refinancing in March 2021. See Note 10 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Loss on extinguishment of debt	$40,433	$11,219	$29,214	260.4%

Loss on extinguishment of debt for the year ended December 31, 2021 included the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million. Loss on extinguishment of debt in 2020 primarily included a make-whole premium related to the extinguishment of our 2021 Notes, the write-off of deferred financing costs and third party fees, partially offset by the gain on extinguishment of debt related to the partial repurchase of our 2021 and 2024 Notes.

Other expense (income), net.

	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Other expense (income), net	$3,196	$(407)	$3,603	885.3%
Other expense (income), net in 2021 and 2020 represented interest cost and net actuarial losses related to our retirement plans. Other expense (income), net in 2020 also includes a gain from the surrender of company-owned life insurance policies.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Income tax provision	$55,165	$21,834	$33,331	152.7%
Effective tax rate	19.9%	19.9%
The effective tax rates in 2021 and 2020 reflect an income tax benefit recorded in the first quarter of 2020 associated with the CARES Act and income tax benefits recorded in the third and fourth quarters of 2021 for Foreign Derived Intangible Income (FDII), the mixture of income and losses in jurisdictions in which we operate, and the incremental income tax benefit associated with the vesting of restricted stock.

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
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in the United States, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collection of accounts receivable, and payments to suppliers. The increase in merchandise inventories is associated with inventories to support revenue growth and the increased cost of gloves.

	December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Cash and cash equivalents	$55,712	$83,058	$(27,346)	(32.9)%
Accounts receivable, net	$681,564	$700,792	$(19,228)	(2.7)%
Days sales outstanding (1)	24.6	26.0
Merchandise inventories	$1,495,972	$1,233,751	$262,221	21.3%
Inventory days (2)	64.7	57.8
Accounts payable	$1,001,959	$1,000,186	$1,773	0.2%
(1) Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2021 and 2020
(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2021 and 2020
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows. For the year ended December 31, 2020, cash flows relate to continuing operations and discontinued operations.

	For the years ended December 31,
(Dollars in thousands)	2021	2020
Net cash provided by (used for):
Operating activities	$124,177	$339,223
Investing activities	(53,630)	80,073
Financing activities	(129,478)	(379,386)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,540)	9,909
Net (decrease) increase in cash, cash equivalents and restricted cash	$(62,471)	$49,819
Cash provided by operating activities in 2021 and 2020 reflected cash generated by net income along with changes in working capital.
Cash used for investing activities in 2021 and 2020 included capital expenditures of $49.7 million and $59.2 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas and Thailand, as well as capitalized software. Cash provided by investing activities in 2020 also included cash consideration received of $133 million from the sale of Movianto and proceeds of $6.0 million from the surrender of company-owned life insurance policies.
Cash used for financing activities in 2021 included dividend payments of $0.7 million and net repayments of $103.2 million under our revolving credit facility, compared to $0.6 million and $74.7 million for the same period of 2020. We also had proceeds from borrowings of $575 million related to the 2029 Unsecured Notes and Accounts Receivable Securitization Program in 2021, compared to $155 million related to the Accounts Receivable Securitization Program in 2020. In 2020, we also had proceeds from the issuance of common stock of $190 million related to our follow-on equity offering. Financing activities also included repayments of $553 million in 2021 on our term loans, 2021 and 2024 Notes, and Accounts Receivable Securitization Program, compared to $617 million in the same period of 2020 on our term loans and 2021 and 2024 Notes. We used $269 million of cash to repurchase $267 million aggregate principal amount of the 2021 and 2024 Notes, which included a $5.0 million make-whole premium paid to fully retire the 2021 Notes in November 2020. We also paid $13.9 million in financing costs in 2021, as compared to $10.4 million in financing costs for the same period of 2020. In addition, we paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during 2021. Payments for taxes related to the vesting of restricted stock awards were $20.2 million and $4.3 million in 2021 and 2020, which are included in Other, net.

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
At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our revolving credit facilities. At December 31, 2020, we had borrowings of $103 million and letters of credit of $13.9 million outstanding under our revolving credit facilities. At December 31, 2021 and 2020, we had $291 million and $283 million, available for borrowing. We also had letters of credit and bank guarantees outstanding for $2.2 million and $1.6 million as of December 31, 2021 and 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued outside of the revolving credit facility.
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
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2021.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2021 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
We paid cash dividends on our outstanding common stock at the rate of $0.0025 per common share for each of the four quarters of 2021 and 2020. The payment of future dividends remains within the discretion of the Board of Directors and will depend upon our results of operations, financial condition, capital requirements, current and future limitations under our Credit Agreement (as amended) and other factors.
We believe available financing sources, including cash generated by operating activities and borrowings under the Credit Agreement and Receivables Securitization Program, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, future payments of quarterly cash dividends, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $26.9 million and $72.0 million at December 31, 2021 and 2020. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of December 31, 2021. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2022 for all our foreign subsidiaries.
Contractual Obligations
As of December 31, 2021, material cash requirements, including known contractual and other obligations, in the next twelve months primarily comprise of $58.5 million in operating leases, $35.9 million in purchase obligations related to outsourced information technology operations and management of our U.S. private fleet transportation, $21.4 million in unrecognized tax benefits, $3.6 million in retirement plan benefits, and $2.7 million in finance leases. Additionally, as of December 31, 2021, material cash requirements, including known contractual and other obligations, due beyond the next twelve months primarily comprise of $946 million in principal debt payments, $195 million in operating leases, $85.0 million in purchase obligations related to outsourced information technology operations and management of our U.S. private fleet transportation, $26.4 million in retirement plan benefits, and $15.7 million in finance leases. We cannot reasonably estimate the timing of cash settlement for the $21.4 million liability associated with unrecognized tax benefits. See Note 8, “Leases,”, Note 10, "Debt", Note 12 "Retirement Plans", Note 14 "Income Taxes", and Note 18 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.
On January 7, 2022, we entered into an Agreement and Plan of Merger to acquire Apria, Inc. for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. See Note 21, "Subsequent Events" for additional information.
Impact of Inflation
The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. We have recently experienced higher costs as a result of the increasing cost of raw materials, finished goods, labor, and transportation. The increase in cost of raw materials and finished goods are due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. Additionally, there is uncertainty that we will be able to pass elevated costs onto customers in an effort to offset inflationary pressures.
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

Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	For the year ended December 31, 2021
(Dollars in thousands)
Net revenue(1)	$9,635,921
Gross margin	1,403,518
Operating income	316,725
Income from continuing operations, net of tax	193,303
Net income	193,303
(1)Includes $386 million in sales to non-guarantor subsidiaries for the year ended December 31, 2021.

Summarized Consolidated Balance Sheet - Guarantor Group	December 31, 2021
(Dollars in thousands)
Total current assets	$1,449,917
Total assets	2,807,581
Current liabilities	1,399,499
Total liabilities	2,422,542
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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheet - Collateral Group	December 31, 2021
(Dollars in thousands)
Total current assets	$1,514,724
Total assets	2,729,455
Current liabilities	1,341,691
Total liabilities	2,398,694
The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.
Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Critical Accounting Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.
Critical accounting estimates are defined as those estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting estimates include accounting for goodwill.

Goodwill. Goodwill represents the excess of consideration paid over the fair value of identifiable net assets acquired. We evaluate goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstance indicate that the carrying amount of goodwill may not be recoverable. Qualitative factors may first be assessed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value does not exceed the carrying amount, then a quantitative test is performed. The quantitative test, when performed, uses valuation techniques to determine fair value, including comparable multiples of reporting unit's earnings before interest, taxes, depreciation and amortization (EBITDA) and discounted cash flows. The EBITDA multiples are based on an analysis of current enterprise valuations and recent acquisition prices of similar companies, if available. Goodwill totaled $390 million at December 31, 2021.
The quantitative impairment review of goodwill requires the extensive use of accounting estimates and assumptions. The application of alternative assumptions or inability to meet certain financial projections, could produce materially different results.
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
We are exposed to risks of changes in shipping and freight costs, including container and other third party fees associated with the transportation of our products. Shipping and freight costs have fluctuated significantly in recent years and in the future may contribute to changes in our results of operations.
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are denominated in the euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations.
We are exposed to market risk from changes in interest rates related to our borrowing under our Credit Agreement and Receivables Securitization Program. We had no borrowings under our revolving credit facility, $197 million in borrowings under our Receivables Securitization Program, and $9.4 million in letters of credit under the Credit Agreement at December 31, 2021. We estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $2.1 million per year based on our borrowings outstanding at December 31, 2021.
Due to the nature and pricing of our Global Solutions segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices has included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $3.29 per gallon for 2021, an increase from $2.55 per gallon in 2020. Based on our fuel consumption in 2021, we estimate that every 10 cents per gallon increase in the benchmark would reduce our Global Solutions segment operating income by approximately $0.2 million on an annualized basis.

Item 8. Financial Statements and Supplementary Data
See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their unqualified report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President, Chief Executive Officer & Director

/s/ Andrew G. Long
Andrew G. Long, Executive Vice President & Chief Financial Officer

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our last quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Owens & Minor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Richmond, Virginia
February 23, 2022

Part III
Items 10-14.
Information required by Items 10-14 can be found under Corporate Officers at the end of the electronic filing of this Form 10-K and the registrant’s 2022 Proxy Statement pursuant to instructions (1) and G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 11, 2021. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 70.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Year ended December 31,	2021	2020	2019
Net revenue	$9,785,315	$8,480,177	$9,210,939
Cost of goods sold	8,272,086	7,199,343	8,082,448
Gross margin	1,513,229	1,280,834	1,128,491
Distribution, selling and administrative expenses	1,116,871	1,041,336	1,023,065
Acquisition-related and exit and realignment charges	34,076	37,752	30,050
Other operating (income) expense, net	(6,191)	(2,372)	2,225
Operating income	368,473	204,118	73,151
Interest expense, net	48,090	83,398	98,113
Loss on extinguishment of debt	40,433	11,219	830
Other expense (income), net	3,196	(407)	2,927
Income (loss) from continuing operations before income taxes	276,754	109,908	(28,719)
Income tax provision (benefit)	55,165	21,834	(6,135)
Income (loss) from continuing operations	221,589	88,074	(22,584)
Loss from discontinued operations, net of tax	—	(58,203)	(39,787)
Net income (loss)	$221,589	$29,871	$(62,371)

Basic income (loss) per common share:
Income (loss) from continuing operations	$3.05	$1.39	$(0.37)
Loss from discontinued operations	—	(0.92)	(0.66)
Net income (loss)	$3.05	$0.47	$(1.03)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$2.94	$1.39	$(0.37)
Loss from discontinued operations	—	(0.92)	(0.66)
Net income (loss)	$2.94	$0.47	$(1.03)
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

Year ended December 31,	2021	2020	2019
Net income (loss)	$221,589	$29,871	$(62,371)
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(25,976)	25,283	7,250
Change in unrecognized net periodic pension costs	3,850	(3,756)	(6,545)
Change in gains and losses on derivative instruments	20,044	(7,329)	(7,800)
Total other comprehensive income (loss), net of tax	(2,082)	14,198	(7,095)
Comprehensive income (loss)	$219,507	$44,069	$(69,466)
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2021	2020
Assets
Current assets
Cash and cash equivalents	$55,712	$83,058
Accounts receivable, net	681,564	700,792
Merchandise inventories	1,495,972	1,233,751
Other current assets	88,564	118,264
Total current assets	2,321,812	2,135,865
Property and equipment, net	317,235	315,662
Operating lease assets	194,006	144,755
Goodwill	390,185	394,086
Intangible assets, net	209,745	243,351
Other assets, net	103,568	101,920
Total assets	$3,536,551	$3,335,639
Liabilities and equity
Current liabilities
Accounts payable	$1,001,959	$1,000,186
Accrued payroll and related liabilities	115,858	109,447
Other current liabilities	226,204	236,094
Total current liabilities	1,344,021	1,345,727
Long-term debt, excluding current portion	947,540	986,018
Operating lease liabilities, excluding current portion	162,241	119,932
Deferred income taxes	35,310	50,641
Other liabilities	108,938	121,267
Total liabilities	2,598,050	2,623,585
Commitments and contingencies (Note 18)
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding— 75,433 shares and 73,472 shares	150,865	146,944
Paid-in capital	440,608	436,597
Retained earnings	387,619	167,022
Accumulated other comprehensive loss	(40,591)	(38,509)
Total equity	938,501	712,054
Total liabilities and equity	$3,536,551	$3,335,639
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended December 31,	2021	2020	2019
Operating activities:
Net income (loss)	$221,589	$29,871	$(62,371)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	90,621	93,336	116,678
Share-based compensation expense	25,016	20,010	15,803
Impairment charges	—	8,724	32,112
Loss on divestiture	—	65,472	—
Loss on extinguishment and modification of debt	40,433	11,219	830
Deferred income tax (benefit) expense	(29,736)	15,564	(17,402)
Provision for losses on accounts receivable	21,158	11,292	12,914
Changes in operating lease right-of-use assets and lease liabilities	1,463	(1,676)	(2,599)
Changes in operating assets and liabilities:
Accounts receivable	(2,201)	(34,818)	63,526
Merchandise inventories	(263,439)	(85,154)	127,921
Accounts payable	3,548	193,240	(235,631)
Net change in other assets and liabilities	692	5,278	104,801
Other, net	15,033	6,865	9,503
Cash provided by operating activities	124,177	339,223	166,085
Investing activities:
Proceeds from divestiture	—	133,000	—
Additions to property and equipment	(40,985)	(50,424)	(42,419)
Additions to computer software	(8,705)	(8,769)	(9,809)
Other, net	(3,940)	6,266	331
Cash (used for) provided by investing activities	(53,630)	80,073	(51,897)
Financing activities:
Proceeds from issuance of debt	574,900	155,100	—
Proceeds from issuance of common stock	—	189,971	—
Repayments of revolving credit facility, net	(103,200)	(74,700)	(32,200)
Repayments of debt	(553,140)	(617,271)	(85,592)
Financing costs paid	(13,912)	(10,367)	(4,313)
Cash dividends paid	(731)	(648)	(5,226)
Senior Notes make-whole premium paid	—	(4,980)	—
Payment for termination of interest rate swaps	(15,434)	—	—
Other, net	(17,961)	(16,491)	(2,866)
Cash used for financing activities	(129,478)	(379,386)	(130,197)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,540)	9,909	(2,671)
Net (decrease) increase in cash, cash equivalents and restricted cash	(62,471)	49,819	(18,680)
Cash, cash equivalents and restricted cash at beginning of year	134,506	84,687	103,367
Cash, cash equivalents and restricted cash at end of year	$72,035	$134,506	$84,687
Supplemental disclosure of cash flow information:
Income taxes paid (received), net of refunds	$99,400	$(17,455)	$(6,198)
Interest paid	$38,717	$89,961	$95,413
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2018	62,294	$124,588	$238,773	$200,670	$(45,612)	$518,419
Net loss				(62,371)		(62,371)
Other comprehensive loss					(7,095)	(7,095)
Dividends declared ($0.01 per share)				(525)		(525)
Share-based compensation expense, exercises and other	549	1,098	12,628			13,726
Balance, December 31, 2019	62,843	125,686	251,401	137,774	(52,707)	462,154
Net income				29,871		29,871
Other comprehensive income					14,198	14,198
Dividends declared ($0.01 per share)				(623)		(623)
Issuance of common stock, net of issuance costs	9,746	19,493	170,478			189,971
Share-based compensation expense, exercises and other	883	1,765	14,718			16,483
Balance, December 31, 2020	73,472	146,944	436,597	167,022	(38,509)	712,054
Net income				221,589		221,589
Other comprehensive loss					(2,082)	(2,082)
Dividends declared ($0.01 per share)				(992)		(992)
Share-based compensation expense, exercises and other	1,961	3,921	4,011			7,932
Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except per share data, unless otherwise indicated)

Note 1—Summary of Significant Accounting Policies
Owens & Minor, Inc. and subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home. Our teammates serve healthcare industry customers in approximately 70 countries, by producing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance.
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
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Estimates are used for, but are not limited to, the allowances for losses on accounts receivable, inventory valuation allowances, customer discounts and allowances, supplier incentives, depreciation and amortization, goodwill valuation, valuation of intangible assets and other long-lived assets, self-insurance liabilities, tax liabilities, defined benefit obligations, share-based compensation and other contingencies. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash. Cash, cash equivalents and restricted cash include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in other assets, net as of December 31, 2021 and 2020 represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives related to wind-down costs of Fusion5. As of December 31, 2020, restricted cash included in other current assets represents cash held in a designated account as required by the Fifth Amendment to the Credit Agreement, which stipulates that the cash held within this account is to be used to repay the 2021 Notes, which were fully repaid as of December 31, 2020, or the Term A Loans.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$55,712	$83,058
Restricted cash included in Other current assets	—	35,126
Restricted cash included in Other assets, net	16,323	16,322
Total cash, cash equivalents and restricted cash	$72,035	$134,506

Book overdrafts represent the amount of outstanding checks issued in excess of related bank balances and are included in accounts payable in our consolidated balance sheets, as they are similar to trade payables and are not subject to finance charges or interest. Changes in book overdrafts are classified as operating activities in our consolidated statements of cash flows.
Accounts Receivable, Net. In general, accounts receivable from customers are recorded at the invoiced amount and are reduced by any rebates due to the customer, which are estimated based on contractual terms or historical experience. We assess finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectability. We have arrangements with certain customers under which they make deposits on account. Customer deposits in excess of outstanding receivable balances are classified as other current liabilities. For our Patient Direct business, accounts receivable are recorded net of a contractual allowance.

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
Leases. We enter into non-cancelable agreements to lease most of our office and warehouse facilities with remaining terms generally ranging from one to 9 years. Certain leases include renewal options, generally for one to five-year increments. The exercise of lease renewal options is at our sole discretion. We include options to renew (or terminate) in our lease term, and as part of our right-of-use assets and lease liabilities, when it is reasonably certain that we will exercise that option. We also lease some of our transportation and material handling equipment for terms generally ranging from three to 11 years. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We elected the practical expedient to not separate lease and non-lease components for our leases. Operating lease assets and liabilities are recognized at commencement date based on the present value of unpaid lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments. We use the implicit rate when readily determinable. The right-of-use assets also include adjustments for any lease payments made and lease incentives received.
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
Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts, trademarks, and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Customer relationships are generally amortized over three to 15 years and other intangible assets are amortized generally for periods between one and 15 years, based on their pattern of economic benefit or on a straight-line basis. We suspend amortization on assets that are held for sale.
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. We also develop software for external use. Costs related to the research and development of software for external use are expensed as incurred until the technological feasibility of the product is established. After technological feasibility is established, costs are capitalized until the product is available for sale. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2021 and 2020 was $34.0 million and $38.0 million. Depreciation and amortization expense includes $10.3 million, $10.2 million, and $9.3 million of software amortization for the years ended December 31, 2021, 2020, and 2019.
Beginning in 2020, implementation costs incurred for a cloud computing arrangement that is considered a service contract (software as a service or SaaS) are capitalized consistent with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. In 2019, these costs were expensed as incurred. Our SaaS subscription revenue is generated from granting customers the right to use our software products and were not material to our consolidated financial statements for 2021, 2020 and 2019.
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
Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities in the consolidated balance sheets and were not material as of December 31, 2021 and 2020.
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts and performance guarantees. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain an accrual for rebates or discounts that have been earned but are unpaid. The amount accrued for rebates and discounts due to customers was $118.1 million and $74.0 million at December 31, 2021 and 2020.
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

For our Patient Direct sales, revenues are recorded based upon the estimated amounts due from patients and third-party payors. Third-party payors include federal and state agencies (under Medicare and Medicaid programs), managed care health plans and commercial insurance companies. Estimates of contractual allowances are based upon historical collection rates for the related payor agreements. The estimated reimbursement amounts are made on a payor-specific basis and are recorded based on the best information available regarding management’s interpretation of the applicable laws, regulations and reimbursement terms.
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
Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses on the consolidated statements of operations and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $445 million, $389 million, and $422 million for the years ended December 31, 2021, 2020, and 2019.
Share-Based Compensation. We account for share-based payments to teammates at fair value and recognize the related expense in distribution, selling and administrative expenses over the service period for awards expected to vest. The fair value of nonvested performance shares is dependent upon our assessment of the probability of achievement of financial targets for the performance period.
Derivative Financial Instruments. We are directly and indirectly affected by changes in foreign currency, which may adversely impact our financial performance and are referred to as “market risks.” When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. We use forward contracts, which are agreements to buy or sell a quantity at a predetermined future date and at a predetermined rate or price. We do not enter into derivative financial instruments for trading purposes.
All derivatives are carried at fair value in our consolidated balance sheets. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we record the change in fair value of the derivative instrument in our consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (OCI). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings. We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. The cash flow impacts of the derivative instruments are primarily included in our consolidated statements of cash flows as a component of operating or financing activities.

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
We earn a portion of our operating income in foreign jurisdictions outside the United States. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of December 31, 2021. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the United States. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2022 for all our foreign subsidiaries. Our policy election for global intangible low-taxed income (GILTI) is that we will record such taxes as a current period expense once incurred and will follow the tax law ordering approach.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of restricted cash also approximates fair value due to its nature. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 10 for the fair value of debt. The fair value of our derivative contracts are determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 13 for the fair value of derivatives.
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
Exit and realignment charges consist of costs associated with optimizing our operations which includes the consolidation of certain distribution centers, warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include reorganization costs, certain professional fees, costs to streamline administrative functions and processes, divestiture related costs, and other items. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. The current portion of contractual termination costs are included in other current liabilities in our consolidated balance sheets, and the non-current portion is included in other liabilities, which were not material to our consolidated balance sheets as of December 31, 2021 and 2020. Severance benefits are recorded when payment is considered probable and reasonably estimable.
Income (Loss) Per Share. Basic and diluted income (loss) per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing non-forfeitable rights to dividends are participating securities. Diluted income per share reflects the potential dilution that could occur if restricted awards were exercised or converted into common stock.

Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues, cost of goods sold and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating (income) expense, net in the consolidated statements of operations and were not material to our consolidated results of operations in 2021, 2020, and 2019.
Discontinued Operations. The Movianto business represented a component that met accounting requirements to be classified as discontinued operations through June 18, 2020 (the Divestiture Date). In accordance with GAAP, the financial position and results of operations of the Movianto business are presented as discontinued operations and, as such, have been excluded from continuing operations for all periods presented. With the exception of Note 3, the Notes to the Consolidated Financial Statements reflect the continuing operations of Owens & Minor, Inc. See Note 3 for additional information regarding discontinued operations.
Contingent Consideration. Consideration for the sale of certain assets of Fusion5 included contingent earn-outs. The earn-outs were excluded from the initial loss on the divestiture and will be recognized in income when realized and earned, consistent with the accounting guidance for gain contingencies.
Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. Each reporting period thereafter, we revalue these obligations and record changes in their fair value as an adjustment to Acquisition-related and exit and realignment charges within the consolidated statements of operations.
Recent Accounting Pronouncements. During 2021, we adopted Accounting Standard Updates (ASU’s) issued by the Financial Accounting Standards Board (FASB).
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Our current debt agreements contemplate a transition from LIBOR to another benchmark rate when LIBOR ceases to exist. We do not expect the transition to have a material impact on our consolidated financial statements.
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
Recently issued accounting pronouncements not yet adopted as of December 31, 2021:

On June 16, 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We are still evaluating the impact the adoption of ASU No. 2016-13 will have on our consolidated financial statements and related disclosures; however, we do not expect this to have a material impact. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU No. 2016-13.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments are effective for fiscal years beginning after December 15, 2021. We do not expect this to have a material impact on our consolidated financial statements.

Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2021, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our consolidated net revenue: Vizient—34%; Premier—22%; and HPG—15%.
In 2021, 2020 and 2019, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue.

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
Accordingly, the results of operations from the Movianto business were reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the years ended December 31, 2020 and 2019.

The following table summarizes the financial results of our discontinued operations:

Year ended December 31,	2021	2020	2019
Net revenue	$—	$226,759	$439,104
Cost of goods sold	—	53,923	106,896
Gross margin	—	172,836	332,208
Distribution, selling, and administrative expenses	—	157,512	330,737
Asset impairment charges	—	—	32,112
Loss on divestiture	—	65,472	—
Acquisition-related and exit and realignment charges	—	4,825	2,856
Other operating income, net	—	(388)	(1,325)
Operating loss	—	(54,585)	(32,172)
Interest expense, net	—	3,144	6,752
Loss from discontinued operations before income taxes	—	(57,729)	(38,924)
Income tax provision from discontinued operations	—	474	863
Loss from discontinued operations, net of taxes	$—	$(58,203)	$(39,787)
We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02, for the year ended December 31, 2020.
All revenue and expense included in discontinued operations during the year ended December 31, 2020 related to activity through the Divestiture Date. No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.
We entered into transition services agreements with a subsidiary of the Buyer, pursuant to which we and a subsidiary of the Buyer provided to each other various transitional services. Certain transition service arrangement costs and reimbursements were recorded during the years ended December 31, 2021 and 2020. These amounts were immaterial for the years ended December 31, 2021 and 2020. These arrangements were substantially completed as of December 31, 2021.
We had no assets and liabilities associated with the discontinued Movianto business reflected on the consolidated balance sheet as of December 31, 2021 and 2020.
    The following table provides operating and investing cash flow information for our discontinued operations:

Year ended December 31,	2021	2020	2019
Operating activities:
Depreciation and amortization	$—	$—	$17,111
Asset impairment charges	—	—	32,112
Loss on divestiture	—	65,472	—
Investing activities:
Capital expenditures	—	(3,027)	(18,952)

Note 4—Accounts Receivable, Net
Allowances for losses on accounts receivable of $18.0 million and $19.1 million have been applied as reductions of accounts receivable at December 31, 2021 and 2020.

Note 5—Merchandise Inventories
At December 31, 2021 and 2020 we had inventory of $1.5 billion and $1.2 billion, of which $835 million and $807 million were valued under LIFO. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $225 million and $170 million as of December 31, 2021 and 2020. At December 31, 2021 and 2020, included in our inventory was $99.5 million and $66.7 million in raw materials, $73.8 million and $59.2 million in work in process and the remainder was finished goods.

Note 6—Property and Equipment, Net
Property and equipment, net, consists of the following:

December 31,	2021	2020
Land and land improvements	$22,994	$22,292
Buildings and leasehold improvements	171,268	155,576
Machinery and equipment	431,836	377,225
Construction in progress	25,637	44,695
Property and equipment, gross	651,735	599,788
Accumulated depreciation and amortization	(334,500)	(284,126)
Property and equipment, net	$317,235	$315,662
Depreciation expense for property and equipment and assets under finance leases was $40.5 million, $41.5 million, and $43.5 million for the years ended December 31, 2021, 2020, and 2019.

Note 7—Goodwill and Intangible Assets, Net
As of October 1, 2021, we performed our annual impairment test and concluded that there were no impairments of goodwill. In December 2021, we closed on an acquisition of a small kitting business, the impact of which was immaterial to our financial results.
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2021:

	Global Solutions	Global Products	Consolidated
Net carrying amount of goodwill, December 31, 2019	$283,905	$109,276	$393,181
Currency translation adjustments	—	905	905
Net carrying amount of goodwill, December 31, 2020	283,905	110,181	394,086
Currency translation adjustments	—	(6,717)	(6,717)
Acquisition	—	2,816	2,816
Net carrying amount of goodwill, December 31, 2021	$283,905	$106,280	$390,185
Intangible assets at December 31, 2021 and 2020 were as follows:

	2021			2020
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$275,526	$90,000	$43,189	$270,505	$90,000	$43,245
Accumulated amortization	(146,168)	(33,242)	(19,560)	(121,209)	(24,881)	(14,309)
Net intangible assets	$129,358	$56,758	$23,629	$149,296	$65,119	$28,936
Weighted average useful life	10 years	11 years	8 years	10 years	11 years	8 years
At December 31, 2021 and 2020, $47.3 million and $63.2 million in net intangible assets were held in the Global Solutions segment and $162 million and $180 million were held in the Global Products segment. Amortization expense for intangible assets was $39.8 million for 2021, $41.5 million for 2020 and $44.0 million for 2019.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $39.9 million for 2022, $39.7 million for 2023, $34.9 million for 2024, $29.1 million for 2025, and $27.7 million for 2026.

Note 8—Leases
The components of lease expense were as follows:

		Years ended December 31,
	Classification	2021	2020	2019
Operating lease cost	DS&A Expenses	$59,397	$53,675	$53,588
Finance lease cost:
Amortization of lease assets	DS&A Expenses	1,098	963	1,322
Interest on lease liabilities	Interest expense, net	1,255	1,283	1,189
Total finance lease cost		2,353	2,246	2,511
Short-term lease cost	DS&A Expenses	871	1,081	348
Variable lease cost	DS&A Expenses	17,491	15,611	16,415
Total lease cost		$80,112	$72,613	$72,862
Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.
Supplemental balance sheet information is as follows:

		As of December 31,
	Classification	2021	2020
Assets:
Operating lease assets	Operating lease assets	$194,006	$144,755
Finance lease assets	Property and equipment, net	8,896	7,222
Total lease assets		$202,902	$151,977
Liabilities:
Current
Operating	Other current liabilities	$41,817	$33,412
Finance	Other current liabilities	2,037	1,085
Noncurrent
Operating	Operating lease liabilities, excluding current portion	162,241	119,932
Finance	Long-term debt, excluding current portion	11,314	10,124
Total lease liabilities		$217,409	$164,553
The gross value recorded under finance leases was $20.6 million and $17.4 million with associated accumulated depreciation of $11.7 million and $10.2 million as of December 31, 2021 and 2020.

Other information related to leases was as follows:

	Years ended December 31,
	2021	2020	2019
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$59,192	$54,541	$54,300
Financing cash flows from finance leases	$1,199	$879	$1,205

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$96,988	$41,616	$33,933

Weighted average remaining lease term (years)
Operating leases	4.9	5.2	5.1
Finance leases	6.4	7.9	8.8

Weighted average discount rate
Operating leases	8.8%	11.8%	11.9%
Finance leases	10.8%	12.3%	9.7%
Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases	Total
2022	$58,460	$2,731	$61,191
2023	54,462	2,683	57,145
2024	47,166	2,630	49,796
2025	34,788	2,564	37,352
2026	23,692	2,248	25,940
Thereafter	35,046	5,533	40,579
Total lease payments	253,614	18,389	272,003
Less: Interest	(49,556)	(5,038)	(54,594)
Present value of lease liabilities	$204,058	$13,351	$217,409

Note 9—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution centers, warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include reorganization costs, certain professional fees, costs to streamline administrative functions and processes, divestiture related costs, and other items.
Exit and realignment charges by segment for the years ended December 31, 2021, 2020 and 2019 were as follows:

Year ended December 31,	2021	2020	2019
Global Solutions	$22,243	$22,093	$9,133
Global Products	8,866	3,839	5,264
Total exit and realignment charges	$31,109	$25,932	$14,397

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2021:

Total
Accrued exit and realignment charges, December 31, 2018	$7,477
Provision for exit and realignment activities:
Severance	6,008
Information system restructuring costs	2,531
Other	5,858
Cash payments	(13,712)
Accrued exit and realignment charges, December 31, 2019	8,162
Provision for exit and realignment activities:
Severance	5,623
Information system restructuring costs	2,119
Lease obligations	1,051
Other	6,519
Cash payments	(20,328)
Accrued exit and realignment charges, December 31, 2020	3,146
Provision for exit and realignment activities:
Severance	9,191
Information system restructuring costs	4,752
Lease obligations	440
Other	5,564
Cash payments	(14,787)
Accrued exit and realignment charges, December 31, 2021	$8,306
In addition to the exit and realignment accruals in the preceding table, we also incurred $11.2 million of costs that were expensed as incurred for the year ended December 31, 2021, which primarily includes $9.6 million of wind-down costs related to Fusion5. We also incurred $10.6 million of costs that were expensed as incurred for the year ended December 31, 2020, including $4.9 million in impairment charges related to our client engagement center right-of-use asset, $3.7 million in loss on the sale of certain Fusion5 assets and $2.0 million in other asset charges.
We expect material additional costs in 2022 for activities that were initiated through December 31, 2021. Additionally, we anticipate new actions will be taken in 2022 that will incur costs similar to prior years.
Acquisition-related and exit and realignment charges presented in our consolidated statements of operations includes acquisition-related charges of $3.0 million, $11.8 million and $15.7 million for the years ended December 31, 2021, 2020 and 2019. Acquisition-related charges in 2021 consisted primarily of costs related to the pending Apria transaction. Acquisition-related charges in 2020 and 2019 consisted primarily of transition costs for the Halyard acquisition.

Note 10—Debt
Debt consists of the following:

	2021		2020
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan A-2	$—	$—	$33,865	$34,390
Term Loan B	—	—	477,525	486,614
Receivables Securitization Program	197,026	200,000	152,929	155,100
4.375% Senior Notes, due December 2024	245,086	263,263	244,780	253,241
Revolver	—	—	103,200	103,200
4.500% Senior Notes, due March 2029	491,656	515,225	—	—
Finance leases and other	15,809	15,809	13,668	13,668
Total debt	949,577	994,297	1,025,967	1,046,213
Less current maturities	(2,037)	(2,037)	(39,949)	(40,453)
Long-term debt	$947,540	$992,260	$986,018	$1,005,760
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
In March 2021, we issued $500 million, excluding deferred financing costs and third party fees, of 4.500% senior unsecured notes due in 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We used a portion of the net proceeds from the Notes Offering to repay our Term B Loan and borrowings under our revolving credit facility. In connection with these repayments, we recorded $15.3 million in write-offs of deferred financing costs and third party fees within loss on extinguishment of debt for the year ended December 31, 2021. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our revolving credit facilities. At December 31, 2020, we had borrowings of $103 million and letters of credit of $13.9 million outstanding under our revolving credit facilities. At December 31, 2021 and 2020, we had $291 million and $283 million available for borrowing. We also had letters of credit and bank guarantees outstanding for $2.2 million and $1.6 million as of December 31, 2021 and 2020, which supports certain leased facilities as well as other normal business activities in the United States and Europe. These letters of credit and guarantees were issued outside of the revolving credit facility.
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
The Credit Agreement, Receivables Securitization Program, 2024 Notes and 2029 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the Credit Agreement also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2021.
As of December 31, 2021, scheduled future principal payments of debt, excluding finance leases and other, were $446 million in 2024 and $500 million in 2029. Current maturities at December 31, 2021 include $2.0 million in current portion of finance leases.

Note 11—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance shares, and restricted and unrestricted stock. We use authorized and unissued common shares for grants of restricted stock or for stock option exercises. At December 31, 2021, approximately 2.9 million common shares were available for issuance under the Plan.
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
Total share-based compensation expense for December 31, 2021, 2020 and 2019 was $25.0 million, $19.7 million and $15.2 million with recognized tax benefits of $6.5 million, $5.1 million and $4.0 million. Unrecognized compensation cost related to nonvested restricted stock awards, net of estimated forfeitures, was $30.8 million at December 31, 2021. This amount is expected to be recognized over a weighted-average period of 2.0 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested performance share awards as of December 31, 2021 was $14.3 million and will be recognized primarily in 2022 and 2023 if the related performance targets are met.
The following table summarizes the activity and value of nonvested restricted stock and performance share awards for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share	Number of Shares	Weighted Average Grant-date Value Per Share
Nonvested awards at beginning of year	4,816	$7.64	4,515	$9.69	2,585	$19.94
Granted	2,758	14.10	2,289	7.29	3,624	5.29
Vested	(1,801)	9.33	(1,487)	11.94	(729)	18.90
Forfeited	(1,448)	6.10	(501)	7.69	(965)	11.86
Nonvested awards at end of year	4,325	11.57	4,816	7.64	4,515	9.69

The total fair value of restricted stock vesting during the years ended December 31, 2021, 2020 and 2019 was $16.8 million, $17.8 million and $13.8 million.

Note 12—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plan covering substantially all full-time and certain part-time teammates in the United States who have completed one month of service and have attained age 18. We match a certain percentage of each teammates’ contribution. The plan also provides for a discretionary contribution by us to the plan for all eligible teammates, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $23.2 million, $21.6 million and $10.5 million of expense related to this plan in 2021, 2020 and 2019. We also maintain defined contribution plans in some countries outside of the United States in which we operate. Expenses related to these plans were not material in 2021, 2020 and 2019.
U.S. Retirement Plans. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan).
The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2021	2020
Change in benefit obligation
Benefit obligation, beginning of year	$57,384	$53,602
Interest cost	1,080	1,420
Actuarial loss (gain)	(4,462)	6,632
Benefits paid	(3,758)	(4,270)
Benefit obligation, end of year	$50,244	$57,384
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,758	4,270
Benefits paid	(3,758)	(4,270)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(50,244)	$(57,384)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(3,649)	$(3,933)
Other liabilities	(46,595)	(53,451)
Accumulated other comprehensive loss	19,831	25,492
Net amount recognized	$(30,413)	$(31,892)
Accumulated benefit obligation	$50,244	$57,384
Weighted average assumptions used to determine benefit obligation
Discount rate	2.43%	1.95%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2021 and 2020. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

Year ended December 31,	2021	2020	2019
Interest cost	$1,080	$1,420	$1,858
Recognized net actuarial loss	1,199	872	1,065
Net periodic benefit cost	$2,279	$2,292	$2,923
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	1.95%	2.75%	4.00%
Rate of increase in future compensation levels	N/A	N/A	N/A
Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.9 million of the net actuarial loss reported in the following table as of December 31, 2021, as a component of net periodic benefit cost during 2022.

Year ended December 31,	2021	2020
Net actuarial loss	$(19,831)	$(25,492)
Deferred tax benefit	9,571	9,552
Amounts included in accumulated other comprehensive loss, net of tax	$(10,260)	$(15,940)
As of December 31, 2021, the expected benefit payments required for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2022	$3,627
2023	3,501
2024	3,372
2025	3,238
2026	3,084
2027-2031	13,210
International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective teammates. As of December 31, 2021 and 2020, the accumulated benefit obligation under these plans was $12.3 million and $11.5 million. We recorded $3.6 million, $2.3 million and $1.0 million in net periodic benefit cost in other expense (income), net for the years ended December 31, 2021, 2020 and 2019.

Note 13—Derivatives
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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2021:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Economic (non-designated) hedges
Foreign currency contracts	$9,700	January 2022	Other current assets	$81	Other current liabilities	$—
In March 2021, we terminated the remaining $300 million in notional value of interest rate swaps concurrent with the debt financing transaction. In September 2020, we terminated $150 million in notional value of interest rate swaps. The remaining balance of the fair value adjustments of $25.1 million, which related to these terminated interest rate swaps, within accumulated other comprehensive loss was reclassified to loss on extinguishment of debt within our consolidated statements of operations for the year ended December 31, 2021.
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
The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2021:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$2,426	Loss on extinguishment of debt	$(40,433)	$(25,518)
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
For the years ended December 31, 2021, 2020 and 2019 we recognized a loss of $2.3 million, a loss of $0.7 million and a gain of $1.0 million, associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating (income) expense, net for our foreign exchange contracts.

Note 14—Income Taxes
The components of income (loss) from continuing operations before income taxes consist of the following:

Year ended December 31,	2021	2020	2019
Income (loss) from continuing operations before income taxes:
U.S.	$231,424	$80,632	$(32,953)
Foreign	45,330	29,276	4,234
Income (loss) from continuing operations before income taxes	$276,754	$109,908	$(28,719)
The income tax provision (benefit) consists of the following:

Year ended December 31,	2021	2020	2019
Current tax provision (benefit):
Federal	$54,087	$(4,430)	$2,501
State	15,961	6,527	197
Foreign	14,853	4,172	8,569
Total current tax provision	84,901	6,269	11,267
Deferred tax provision (benefit):
Federal	(22,046)	16,512	(6,150)
State	(4,175)	(1,132)	(1,575)
Foreign	(3,515)	185	(9,677)
Total deferred tax provision (benefit)	(29,736)	15,565	(17,402)
Total income tax provision (benefit)	$55,165	$21,834	$(6,135)

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the rate resulting from:
Net capital loss on Divestiture	(1.0)%	(24.8)%	—%
Tax reform	(1.2)%	(11.4)%	—%
Unrecognized tax benefits	0.1%	5.0%	(5.0)%
State income taxes, net of federal income tax impact	3.1%	3.2%	6.6%
Research and development credit	(0.8)%	(2.9)%	9.8%
Foreign income taxes	0.3%	0.7%	(3.7)%
Valuation allowance	1.1%	27.1%	(1.4)%
Restricted stock vestings	(2.1)%	1.0%	(6.7)%
Nondeductible compensation	1.0%	—%	—%
Foreign derived intangible income (FDII)	(3.2)%	—%	—%
Other	1.6%	1.0%	0.8%
Effective income tax rate	19.9%	19.9%	21.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2021	2020
Deferred tax assets:
Employee benefit plans	$40,121	$28,546
Accrued liabilities not currently deductible	24,659	23,872
Finance charges	2,019	1,928
Lease liabilities	57,056	43,342
Allowance for losses on accounts receivable	3,370	3,629
Net operating loss carryforwards	4,985	4,924
Capital loss carryover	30,323	27,624
Interest limitation	206	1,502
Derivatives	—	7,920
Other	4,694	5,733
Total deferred tax assets	167,433	149,020
Less: valuation allowances	(34,706)	(31,709)
Net deferred tax assets	132,727	117,311
Deferred tax liabilities:
Merchandise inventories	32,261	42,509
Goodwill	2,759	1,603
Property and equipment	32,607	34,005
Right-of-use assets	52,755	39,514
Computer software	8,068	7,447
Insurance	1,040	1,108
Intangible assets	21,953	27,349
Withholding tax liabilities	7,072	7,451
Other	101	344
Total deferred tax liabilities	158,616	161,330
Net deferred tax liability	$(25,889)	$(44,019)
The valuation allowances relate to deferred tax assets for U.S. federal and state capital loss carryforwards and net operating loss carryforwards in various state jurisdictions. The U.S. capital loss carryforward, which has a full valuation allowance, has an expiration date of five years. The capital loss and net operating loss carryforwards in various state jurisdictions have various expiration dates ranging from five years to an unlimited carryforward period. Based on management’s judgment using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2021.
Cash payments for income taxes, including interest, for 2021, 2020 and 2019 were $102 million, $15.4 million and $18.1 million. Cash tax refunds received for 2021, 2020 and 2019 were $2.5 million, $32.8 million and $24.3 million.
A summary of the changes in the liability for unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2021	2020
Unrecognized tax benefits at January 1,	$20,770	$11,520
Increases for positions taken during current period	858	1,488
Increases for positions taken during prior periods	2,422	9,073
Lapse of statute of limitations	(2,665)	(1,311)
Unrecognized tax benefits at December 31,	$21,385	$20,770
Included in the liability for unrecognized tax benefits at December 31, 2021 and 2020, were $2.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $18.7 million and $18.0 million at December 31, 2021 and 2020 would impact our effective tax rate if recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits. Accrued interest at December 31, 2021 and 2020 was $2.9 million and $2.6 million. The amounts recognized in interest expense for the years ended December 31, 2021, 2020 and 2019 were $0.3 million, $1.3 million and $0.7 million. There were no penalties accrued at December 31, 2021 and 2020 or recognized in 2021, 2020 and 2019.
On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied through the current date. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2015 through 2020 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2018 through 2020; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017, and for all income tax liabilities incurred by the Halyard foreign entities located in Thailand, Mexico, and Honduras prior to its acquisition on April 30, 2018.

Note 15—Net Income (Loss) per Common Share
The following table summarizes the calculation of net income (loss) per share attributable to common shareholders for the years ended December 31, 2021, 2020 and 2019:

Year ended December 31,	2021	2020	2019
Income (loss) from continuing operations, net of tax	$221,589	$88,074	$(22,584)
Loss from discontinued operations, net of tax	—	(58,203)	(39,787)
Net income (loss)	$221,589	$29,871	$(62,371)

Weighted average shares outstanding - basic	72,744	63,368	60,574
Dilutive shares	2,742	144	—
Weighted average shares outstanding - diluted	75,486	63,512	60,574

Basic income (loss) per common share:
Income (loss) from continuing operations	$3.05	$1.39	$(0.37)
Loss from discontinued operations	—	(0.92)	(0.66)
Net income (loss)	$3.05	$0.47	$(1.03)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$2.94	$1.39	$(0.37)
Loss from discontinued operations	—	(0.92)	(0.66)
Net income (loss)	$2.94	$0.47	$(1.03)

Note 16—Shareholders’ Equity
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2021, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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

Note 17—Accumulated Other Comprehensive Loss
The following tables show the changes in accumulated other comprehensive loss by component for the years ended December 31, 2021, 2020 and 2019:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive income (loss) before reclassifications	4,462	(25,976)	2,426	(19,088)
Income tax	(1,428)	—	(611)	(2,039)
Other comprehensive income (loss) before reclassifications, net of tax	3,034	(25,976)	1,815	(21,127)
Amounts reclassified from accumulated other comprehensive loss	1,199	—	25,518	26,717
Income tax	(383)	—	(7,289)	(7,672)
Amounts reclassified from accumulated other comprehensive loss, net of tax	816	—	18,229	19,045
Other comprehensive income (loss)	3,850	(25,976)	20,044	(2,082)
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive income (loss) before reclassifications	(6,632)	9,703	(19,741)	(16,670)
Income tax	1,945	—	5,789	7,734
Other comprehensive income (loss) before reclassifications, net of tax	(4,687)	9,703	(13,952)	(8,936)
Amounts reclassified from accumulated other comprehensive loss	1,297	15,580	9,232	26,109
Income tax	(366)	—	(2,609)	(2,975)
Amounts reclassified from accumulated other comprehensive loss, net of tax	931	15,580	6,623	23,134
Other comprehensive income (loss)	(3,756)	25,283	(7,329)	14,198
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2018	$(8,146)	$(32,551)	$(4,915)	$(45,612)
Other comprehensive income (loss) before reclassifications	(10,040)	7,250	(13,011)	(15,801)
Income tax	2,610	—	3,915	6,525
Other comprehensive income (loss) before reclassifications, net of tax	(7,430)	7,250	(9,096)	(9,276)
Amounts reclassified from accumulated other comprehensive loss	1,196	—	1,906	3,102
Income tax	(311)	—	(610)	(921)
Amounts reclassified from accumulated other comprehensive loss, net of tax	885	—	1,296	2,181
Other comprehensive income (loss)	(6,545)	7,250	(7,800)	(7,095)
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
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
We pay scheduled fees under the agreement, which can vary based on changes in the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $33.6 million in 2022, $32.6 million in 2023, $32.1 million in 2024, and $15.9 million in 2025.
We use a third party company for the management of our U.S. private fleet transportation that provides a robust technology platform, which includes customer tracking and additional delivery capabilities. Under this contractual commitment, we pay scheduled fees which can vary based on changes in the level of support required. Assuming no early termination of this contract, our estimated remaining annual obligations under this agreement are $2.3 million in 2022, $2.3 million in 2023, and $2.1 million in 2024. In addition to these fixed annual obligations disclosed herein, we are also contractually obligated to reimburse the third party company for variable costs including, but not limited to, vehicle costs, driver wages and fringe benefits, fuel, and insurance premiums.
On January 7, 2022, we entered into an Agreement and Plan of Merger to acquire Apria, Inc. (Apria) for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. See Note 21 for additional information.

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
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2021 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably likely to result in a material loss, as payment of the amounts claimed is remote, the claims are insignificant, individually and in the aggregate, or the claims are expected to be adequately covered by insurance.

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

The following tables present financial information by segment:

Year ended December 31,	2021	2020	2019
Net revenue:
Segment net revenue
Global Solutions	$7,860,475	$7,212,011	$8,243,867
Global Products	2,655,728	1,810,331	1,433,977
Total segment net revenue	10,516,203	9,022,342	9,677,844
Inter-segment net revenue
Global Products	(730,888)	(542,165)	(466,905)
Total inter-segment net revenue	(730,888)	(542,165)	(466,905)
Consolidated net revenue	$9,785,315	$8,480,177	$9,210,939

Operating income:
Global Solutions	$66,634	$30,946	$83,592
Global Products	371,929	259,929	65,054
Inter-segment eliminations	3,793	(7,515)	45
Intangible amortization	(39,807)	(41,490)	(44,009)
Acquisition-related and exit and realignment charges	(34,076)	(37,752)	(30,050)
Other (1)	—	—	(1,481)
Consolidated operating income	$368,473	$204,118	$73,151

Depreciation and amortization:
Global Solutions	$39,485	$41,286	$42,444
Global Products	51,136	52,050	54,302
Discontinued operations	—	—	19,932
Consolidated depreciation and amortization	$90,621	$93,336	$116,678

Capital expenditures:
Global Solutions	$20,266	$20,386	$10,987
Global Products	29,424	35,780	22,289
Discontinued operations	—	3,027	18,952
Consolidated capital expenditures	$49,690	$59,193	$52,228
(1) 2019 included interest cost and net actuarial losses related to the U.S. Retirement Plan as well as software as a service (SaaS) implementation costs associated with the upgrading of our global IT platforms in connection with the redesign of our global information system strategy.

December 31,	2021	2020
Total assets:
Global Solutions	$2,158,755	$2,117,372
Global Products	1,322,084	1,135,209
Segment assets	3,480,839	3,252,581
Cash and cash equivalents	55,712	83,058
Consolidated total assets	$3,536,551	$3,335,639
The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Year ended December 31,	2021	2020	2019
Net revenue:
United States	$9,250,331	$8,130,411	$8,871,599
International	534,984	349,766	339,340
Consolidated net revenue	$9,785,315	$8,480,177	$9,210,939

December 31,	2021	2020
Long-lived assets:
United States	$641,630	$627,624
International	113,363	114,122
Consolidated long-lived assets	$754,993	$741,746

Note 21—Subsequent Events
On January 7, 2022, we entered into an Agreement and Plan of Merger to acquire Apria for $37.50 in cash per share of common stock, representing an equity value of approximately $1.45 billion, as well as the assumption of debt and cash for a total transaction value of approximately $1.6 billion. Apria is a provider of integrated home healthcare equipment and related services in the United States. The Agreement and Plan of Merger contains certain termination rights for the Company and Apria. In the event that Apria terminates the contract for a superior proposal, Apria will be required to pay the Company a termination fee of $42.0 million. The transaction, which has been approved by the board of directors of both companies, is subject to customary closing conditions, including the Hart Scott Rodino Act and other regulatory approvals and the approval of Apria’s stockholders, and is expected to close during the first half of 2022.
Beginning with the first quarter of 2022, we began operating our company through two new segments: Patient Direct and Products & Healthcare Services. These segments align more closely with the way we go to market.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of Goodwill Impairment Assessment

As discussed in notes 1 and 7 to the consolidated financial statements, the Company evaluates its goodwill for impairment annually, as of October 1, and whenever events occur or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Through an assessment of qualitative factors, the Company determined it was more likely than not that the fair value of the Global Products reporting unit exceeded its carrying amount. The Global Products segment manufactures and sources medical surgical products. The carrying amount of goodwill as of December 31, 2021 was $390 million. Of this amount, the carrying amount of goodwill for the Global Products reporting unit was $106 million.

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
Richmond, Virginia
February 23, 2022

Index to Exhibits

2.1
Purchase Agreement, dated as of October 31, 2017, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A, Exhibit 2.1, dated November 1, 2017) **

2.2
Amended and Restated Purchase Agreement, dated as of April 30, 2018, by and among Halyard Health, Inc., the other sellers party thereto and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 2.1, dated May 1, 2018)

2.3
Purchase Agreement, dated as of April 6, 2020 by and among EHDH Holding Group and Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K/A Exhibit 2.1, dated January 16, 2020)**

2.4
Agreement and Plan of Merger, dated as of January 7, 2022, by and among the Company, Apria and Merger Sub (incorporated herein by reference to the Company's Current Report on For 8-K, Exhibit 2.01, dated January 10, 2022)

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of the Company effective January 31, 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated January 31, 2022)

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

4.8
Form of Global Note for the 4.500% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.1 hereto) (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 11, 2021)

4.9
Sixth Supplemental Indenture, dated as of March 10, 2021, by and among Owens & Minor, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated March 11, 2021).

4.10	Description of Securities - filed herewith

10.1	Form of Director Restricted Stock Agreement under the 2015 Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2016)*

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

10.27
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

10.28
Interest Purchase Agreement, dated as of May 2, 2017, by and among Owens & Minor, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC , Mediq B.V. , Mediq International B.V. and Mediq USA Holdings (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.1, for the quarter ended March 31, 2017)

10.29	Owens & Minor, Inc. 2017 Teammate Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 22, 2017 (File No. 001-09810))*

10.30
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

10.31
Restated Guaranty Agreement, dated as of the February 12, 2019, by and among Owens  & Minor, Inc., the other Guarantors party thereto and Bank of America, N.A., as administrative agent for the Pro Rata Facilities and the Term B Facility (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated February 19, 2019)

10.32
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

10.33
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

10.34
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

10.35
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

10.36
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

10.37	Amendment to the Owens & Minor, Inc. 2018 Stock Incentive Plan (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.1, dated May 10, 2019*

10.38
Owens & Minor, Inc. Directors’ Deferred Compensation Plan, as Amended and Restated Effective May 10, 2019 ((Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated May 10, 2019*

10.39
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

10.40
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

10.41
Purchase and Sale Agreement, dated as of February 19, 2020, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.2, dated February 19, 2020)

10.42
Performance Guaranty of Owens & Minor, Inc., dated as of February 19, 2020 in favor of PNC Bank, National Association. (Incorporated herein by reference to our Current Report on Form 8-K, Exhibit 10.3, dated February 19, 2020)

10.43
Amendment No. 2 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed March 19, 2020. (File No. 001-09810))*

10.44
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

10.45
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

10.46	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated February 26, 2021)*

10.47	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated February 26, 2021)*

10.48	Form of 2021 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated February 26, 2021)*

10.49
Credit Agreement, dated as of March 10, 2021, by and among Owens & Minor, Inc, and certain subsidiaries of Owens & Minor, Inc, as borrowers, Bank of America, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 11, 2021)

10.50
Third Amendment to Receivables Financing Agreement, dated as of March 10, 2021, by and among Owens & Minor Medical, Inc., as the initial servicer, O&M Funding LLC, as borrower, the lenders from time to time party thereto, PNC Bank, National Association, as administrative agent, and PNC Capital Markets LLC, as structuring agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 11, 2021)

10.51
Amendment to Purchase and Sale Agreement, dated as of March 10, 2021, by and among Owens & Minor Distribution, Inc., as the originator, Owens & Minor Medical, Inc., as servicer, and O&M Funding LLC, as buyer (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 11, 2021).

10.52	Owens & Minor, Inc. 2021 Teammate Stock Purchase Plan (incorporated by reference to Appendix C to the Company’s definitive Proxy Statement filed March 19, 2020 (File No. 001-09810))*

10.53
Agreement of Resignation, Appointment, and Acceptance, dated as September 10, 2021, by and among Owens & Minor, Inc., U.S. Bank National Association, as Prior Trustee, and Regions Bank, as Successor Trustee(incorporated herein by reference to our Form 10-Q, Exhibit 10.1, dated November 3, 2021)

10.54	Form of Owens & Minor, Inc. Restricted Stock Agreement under the Company's 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.2, dated November 3, 2021)*

10.55
Form of Owens & Minor, Inc. Restricted Stock Unit Award Agreement under the Company's 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.3, dated November 3, 2021)*

10.56
Amendment No. 1 to Credit Agreement, among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, O&M Halyard, Inc., Byram Healthcare Centers, Inc., Owens & Minor, Inc., and Bank Of America - filed herewith

10.57	Executive Separation Agreement and General Release, dated as of January 9, 2022, by and between Christopher Lowery and Owens & Minor Medical, Inc. - filed herewith*,**

11.1	Calculation of Net Income (Loss) per Common Share. Information related to this item is in Part II, Item 8, Notes to Consolidated Financial Statements, Note 15-Net Income (Loss) per Common Share

21.1	Subsidiaries of Registrant

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Management contract or compensatory plan or arrangement.
** Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to furnish copies of such omitted materials supplementally upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 2022.

OWENS & MINOR, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of February, 2022:

/s/ Edward A. Pesicka	/s/ Gwendolyn M. Bingham
Edward A. Pesicka	Gwendolyn M. Bingham
President, Chief Executive Officer & Director	Director

/s/ Andrew G. Long	/s/ Robert J. Henkel
Andrew G. Long	Robert J. Henkel
Executive Vice President & Chief Financial Officer	Director

/s/ Mark A. Beck	/s/ Stephen W. Klemash
Mark A. Beck	Stephen W. Klemash
Chair of the Board of Directors	Director

/s/ Aster Angagaw	/s/ Mark F. McGettrick
Aster Angagaw	Mark F. McGettrick
Director	Director

Corporate Officers

Edward A. Pesicka (54)
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

Andrew G. Long (56)
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

Christopher Lowery (58)
President, Global Products

President, Global Products business unit of Owens & Minor since January 2018. Prior to that, from November 2014 to December 2017, Mr. Lowery served as Senior Vice President and Chief Operating Officer at Halyard Health, Inc. From April 2010 to October 2014, Mr. Lowery served as Vice President of Sales and Marketing at Kimberly-Clark Health Care. Prior to joining Kimberly-Clark Health Care, he held several senior marketing and sales roles at Covidien, a global health care products company. Mr. Lowery will leave the Company effective March 31, 2022 by mutual agreement. During his remaining employment with the Company, Mr. Lowery will report to the Company’s Chief Executive Officer and assist with the transition of his leadership duties as part of this planned transition. Jeffrey Jochims, the Company’s Chief Operating Officer, and President, Products & Healthcare Services, will assume Mr. Lowery’s duties and responsibilities.

Jeffery T. Jochims (54)
Executive Vice President, Chief Operating Officer & President, Products & Healthcare Services

Executive Vice President & Chief Operating Officer (COO) since November 1, 2019, and Executive Vice President, COO and President Products & Healthcare Services since January 2022. In his capacities as COO and President, Products & Healthcare Services, Mr. Jochims is responsible for the performance and operations of our global product manufacturing and sourcing activities, medical-surgical product distribution and supply, and healthcare services supporting perioperative activities. Mr. Jochims retains oversight responsibility for the company’s strategic planning and corporate communications. From February 2021 to January 2022, Mr. Jochims was COO and President, Medical Distribution. Mr. Jochims joined Owens & Minor in April 2019 and served as Executive Vice President, Strategy & Solutions prior to becoming COO. Prior to joining Owens & Minor, Mr. Jochims served from 2015 to 2019 as an executive consultant and board member to companies in the healthcare, pharmaceutical and life sciences industries. Additionally during that period, Mr. Jochims was a co-founder and principal of 4C Measures, a start-up technology business. Prior to that, from 2000 until 2014, Mr. Jochims served in positions of increasing authority at Thermo Fisher Scientific, including January 2012 - December 2014 as President of the Global Research & Safety Market division publicly known as Fisher Scientific. Prior to that, he was President of the Safety Market Division from January 2010 to January 2012, Vice President of Global Channel Development & Strategy from May 2007 to December 2009 and Vice President - Division General Counsel & Deputy General Counsel from May 2000-2007.

Shana C. Neal (56)
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

Nicholas J. Pace (51)
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

Jonathan A. Leon (55)
Senior Vice President, Corporate Treasurer

Senior Vice President, Corporate Treasurer of Owens & Minor since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for the Brinks Company for nineteen years, beginning in 1998, where he served as Treasurer.

Michael W. Lowry (60)
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