Form 10-Q
period 2022-03-31
OWENS & MINOR INC/VA/
filed 2022-05-04
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 28, 2022 was 76,109,259 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net revenue	$2,406,952	$2,326,534
Cost of goods sold	2,033,504	1,883,783
Gross margin	373,448	442,751
Distribution, selling and administrative expenses	279,740	292,701
Acquisition-related and exit and realignment charges	33,548	5,963
Other operating income, net	(899)	(2,605)
Operating income	61,059	146,692
Interest expense, net	12,019	13,672
Loss on extinguishment of debt	—	40,433
Other expense, net	783	569
Income before income taxes	48,257	92,018
Income tax provision	8,978	22,429
Net income	$39,279	$69,589

Net income per common share:
Basic	$0.53	$0.98
Diluted	$0.52	$0.98
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income	$39,279	$69,589
Other comprehensive (loss) income, net of tax:
Currency translation adjustments	(787)	(12,262)
Change in unrecognized net periodic pension costs	189	121
Change in gains and losses on derivative instruments	—	20,044
Total other comprehensive (loss) income, net of tax	(598)	7,903
Comprehensive income	$38,681	$77,492

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$211,298	$55,712
Accounts receivable, net of allowances of $20,714 and $18,003	775,779	681,564
Merchandise inventories	1,447,383	1,495,972
Other current assets	118,889	88,564
Total current assets	2,553,349	2,321,812
Property and equipment, net of accumulated depreciation of $344,569 and $334,500	586,668	317,235
Operating lease assets	278,205	194,006
Goodwill	1,657,159	390,185
Intangible assets, net	494,888	209,745
Other assets, net	137,700	103,568
Total assets	$5,707,969	$3,536,551
Liabilities and equity
Current liabilities
Accounts payable	$1,115,400	$1,001,959
Accrued payroll and related liabilities	95,995	115,858
Other current liabilities	442,900	226,204
Total current liabilities	1,654,295	1,344,021
Long-term debt, excluding current portion	2,635,314	947,540
Operating lease liabilities, excluding current portion	221,612	162,241
Deferred income taxes	110,319	35,310
Other liabilities	138,807	108,938
Total liabilities	4,760,347	2,598,050
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,086 shares and 75,433 shares	152,172	150,865
Paid-in capital	409,741	440,608
Retained earnings	426,898	387,619
Accumulated other comprehensive loss	(41,189)	(40,591)
Total equity	947,622	938,501
Total liabilities and equity	$5,707,969	$3,536,551
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income	$39,279	$69,589
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,125	22,900
Share-based compensation expense	5,403	5,182
Loss on extinguishment of debt	—	40,433
Provision for losses on accounts receivable	5,628	8,462
Deferred income tax benefit	(69)	(5,865)
Changes in operating lease right-of-use assets and lease liabilities	(462)	448
Changes in operating assets and liabilities:
Accounts receivable	(12,919)	(45,919)
Merchandise inventories	58,098	(89,393)
Accounts payable	(6,967)	18,742
Net change in other assets and liabilities	(33,165)	(1,666)
Other, net	748	2,510
Cash provided by operating activities	79,699	25,423
Investing activities:
Acquisition, net of cash acquired	(1,576,278)	—
Additions to property and equipment	(9,609)	(5,048)
Additions to computer software	(1,352)	(1,575)
Other, net	3	4
Cash used for investing activities	(1,587,236)	(6,619)
Financing activities:
Proceeds from issuance of debt	1,691,000	500,000
Borrowings (repayments) under revolving credit facility, net and accounts receivable securitization program	41,700	(21,600)
Repayments of debt	—	(523,140)
Financing costs paid	(33,744)	(11,700)
Cash dividends paid	—	(181)
Payment for termination of interest rate swaps	—	(15,434)
Other, net	(34,762)	(8,339)
Cash provided by (used for) financing activities	1,664,194	(80,394)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(669)	(2,139)
Net increase (decrease) in cash, cash equivalents and restricted cash	155,988	(63,729)
Cash, cash equivalents and restricted cash at beginning of period	72,035	134,506
Cash, cash equivalents and restricted cash at end of period	$228,023	$70,777
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$4,478	$898
Interest paid	$12,626	$10,255

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income				39,279		39,279
Other comprehensive loss					(598)	(598)
Share-based compensation expense, exercises and other	653	1,307	(30,867)			(29,560)
Balance, March 31, 2022	76,086	$152,172	$409,741	$426,898	$(41,189)	$947,622

Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income				69,589		69,589
Other comprehensive income					7,903	7,903
Dividends declared ($0.0025 per share)				(434)		(434)
Share-based compensation expense, exercises and other	1,628	3,256	(6,107)			(2,851)
Balance, March 31, 2021	75,100	$150,200	$430,490	$236,177	$(30,606)	$786,261
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
To better reflect how we go to market as well as certain changes to the leadership team, organizational structure, budgeting and financial reporting processes which drive changes to segment reporting, we have organized our business into two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. Beginning with the quarter ended March 31, 2022, we now report financial results using this two segment structure and have recast prior year segment results on the same basis.
On March 29, 2022, we completed the acquisition of 100% of Apria, Inc. pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of cash acquired. Refer to Note 3 for additional details.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other assets, net as of March 31, 2022 and December 31, 2021 primarily represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives related to wind-down costs of Fusion5.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$211,298	$55,712
Restricted cash included in Other assets, net	16,725	16,323
Total cash, cash equivalents, and restricted cash	$228,023	$72,035
Patient Equipment
Patient equipment, which is included within property and equipment, net, is stated at cost less depreciation and reserves for non-recoverable and obsolete patient equipment. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Patient equipment is generally placed for rent; however, it could also be sold to customers. Once the rented equipment is returned to us, the patient equipment is assessed and repaired as necessary. Patient equipment is typically leased to subsequent patients if its condition is suitable.

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

Note 3—Acquisition
On March 29, 2022 (the Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger (Apria Acquisition) dated January 7, 2022, in exchange for approximately $1.7 billion, including $108 million owed to holders of Apria stock awards as of March 31, 2022 that was paid in April 2022, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. At the time of the Apria Acquisition, each share of Apria’s common stock was converted into the right to receive $37.50 in cash. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the Acquisition Date. The fair value and useful lives of tangible and intangible assets acquired have been estimated based on a review of publicly available data for transactions involving companies deemed comparable to the Company. The allocation of purchase price to assets and liabilities acquired is not yet complete, as valuations of tangible and intangible assets and liabilities are still in process.

Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$142,136
Goodwill	1,267,079
Intangible assets	295,466
Other non-current assets	371,320
Total assets	2,076,001
Liabilities assumed:
Current liabilities	241,266
Noncurrent liabilities	150,128
Total liabilities	391,394
Fair value of net assets acquired, net of cash	$1,684,607

Current assets acquired includes $89.3 million in fair value of receivables, which reflects the approximate amount contractually owed. We are amortizing the preliminary fair value of acquired intangible assets, primarily customer contracts, trade names and payor and capitated relationships, over their estimated weighted average useful lives of two to 15 years.
Goodwill of $1.3 billion, which we assigned to our Patient Direct segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the home healthcare business. None of the goodwill recognized is expected to be deductible for income tax purposes.
The following table provides pro forma results of net revenue and net (loss) income for the three months ended March 31, 2022 and 2021 as if Apria was acquired on January 1, 2021. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended March 31,
	2022	2021
Net revenue	$2,684,065	$2,601,808
Net (loss) income	$(90,182)	$74,133
Pro forma net loss of $90.2 million for the three months ended March 31, 2022 includes pro forma adjustments for interest expense of $20.8 million and amortization of intangible assets of $20.3 million. The Pro forma net loss also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition. The amount of revenue and net income of Apria since the Acquisition Date included in the consolidated statement of operations for the three months ended March 31, 2022 have not been separately disclosed, as the effects were not material to our consolidated financial statements.

Note 4—Goodwill and Intangible Assets

In connection with our new segment structure, which began in the first quarter of 2022, goodwill is now reported as part of Products & Healthcare Services or Patient Direct. There was no change to our underlying reporting units as part of that segment change and therefore no reallocation of goodwill. The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2022:

	Products & Healthcare Services	Patient Direct	Consolidated
Carrying amount of goodwill, December 31, 2021	$106,280	$283,905	$390,185
Acquisition	—	1,267,079	1,267,079
Currency translation adjustments	(105)	—	(105)
Carrying amount of goodwill, March 31, 2022	$106,175	$1,550,984	$1,657,159

Intangible assets subject to amortization at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022			December 31, 2021
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$275,429	$156,937	$271,761	$275,526	$90,000	$43,189
Accumulated amortization	(152,465)	(35,351)	(21,423)	(146,168)	(33,242)	(19,560)
Net intangible assets	$122,964	$121,586	$250,338	$129,358	$56,758	$23,629
Weighted average useful life	10 years	11 years	5 years	10 years	11 years	8 years

At March 31, 2022 and December 31, 2021, $158 million and $164 million in net intangible assets were held in the Products & Healthcare Services segment and $337 million and $45.7 million were held in the Patient Direct segment. Amortization expense for intangible assets was $10.3 million and $10.0 million for the three months ended March 31, 2022 and 2021. At March 31, 2022, other intangibles includes preliminary estimated fair values of payor relationships, customer list and other intangible assets acquired as part of the Apria Acquisition.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is approximately $96 million for the remainder of 2022, $126 million for 2023, $67 million for 2024, $42 million for 2025, $41 million for 2026 and $38 million for 2027.

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
Exit and realignment charges by segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Products & Healthcare Services	$1,199	$5,963
Patient Direct	483	—
Total exit and realignment charges	$1,682	$5,963
The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2022 and 2021:

Total
Accrued exit and realignment costs, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	811
Other	871
Cash payments	(6,903)
Accrued exit and realignment costs, March 31, 2022	$3,085

Accrued exit and realignment costs, December 31, 2020	$3,146
Provision for exit and realignment activities:
Information system restructuring costs	1,029
Lease obligations	347
Other	781
Cash payments	(2,915)
Accrued exit and realignment costs, March 31, 2021	$2,388
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
Acquisition-related charges within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $31.9 million for the three months ended March 31, 2022, which consisted primarily of costs related to the Apria acquisition. There were no acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations for the three months ended March 31, 2021.
We expect material additional costs in 2022 for activities that were initiated through March 31, 2022.

Note 6—Debt

Debt consists of the following:

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Receivables Securitization Program	$226,169	$230,000	$197,026	$200,000
4.375% Senior Notes, due December 2024	245,286	250,068	245,086	263,263
Revolver	11,700	11,700	—	—
Term Loan A	489,848	500,000	—	—
4.500% Senior Notes, due March 2029	491,887	478,415	491,656	515,225
Term Loan B	579,080	589,878	—	—
6.625% Senior Notes, due March 2030	583,930	617,484	—	—
Finance leases and other	15,615	15,615	15,809	15,809
Total debt	2,643,515	2,693,160	949,577	994,297
Less current maturities	(8,201)	(8,100)	(2,037)	(2,037)
Long-term debt	$2,635,314	$2,685,060	$947,540	$992,260

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
On March 29, 2022, we completed the sale of $600 million in aggregate principal amount of our 6.625% senior notes due 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%.
We may redeem all or part of the 2030 Unsecured Notes, prior to April 1, 2025, at a price equal to 100% of the principal amount of the 2030 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the New Indenture. From and after April 1, 2025, we may redeem all or part of the 2030 Unsecured Notes at the applicable redemption prices described in the New Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 40% of the aggregate principal amount of 2030 Unsecured Notes at any time prior to April 1, 2025, at a redemption price equal to 106.625% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2029 Unsecured Notes and 2030 Unsecured Notes will be effectively subordinated to any of our secured indebtedness, including indebtedness under the credit agreements.
On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two new credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029.
On March 29, 2022, we entered into an amendment to our revolving credit agreement, dated as of March 10, 2021 with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (Revolving Credit Agreement). The amendment will (i) increase the aggregate revolving credit commitments under the Revolving Credit Agreement by $150 million, to an aggregate amount of $450 million and (ii) replace the Eurocurrency Rate with the Adjusted Term SOFR Rate (each as defined in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027.
At March 31, 2022, we had borrowings of $11.7 million and letters of credit of $28.0 million under our revolving credit facility. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our revolving credit facilities. At March 31, 2022 and December 31, 2021, we had $410 million and $291 million available for borrowing. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Facility for $2.1 million and $2.2 million as of March 31, 2022 and December 31, 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
We entered into a Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 and amended March 29, 2022, pursuant to which we granted collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions.
On March 29, 2022, we entered into an amendment to our accounts receivable securitization program (the Receivables Financing Agreement). Pursuant to the amended Receivables Financing Agreement, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $450 million outstanding at any time. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025.
The Revolving Credit Agreement, Term Loan A, Term Loan B, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2022.
As of March 31, 2022, scheduled future principal payments of debt, excluding finance leases and other, were $4.5 million in 2022, $15.4 million in 2023, $274 million in 2024, $270 million in 2025, $43.5 million due in 2026, $415 million in 2027, $6.0 million due in 2028, $1.1 billion in 2029, and $600 million in 2030. Current maturities at March 31, 2022 include $6.0 million in principal payments on our Term Loan B and $2.2 million in current portion of finance leases.

Note 7—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). As of March 31, 2022 and December 31, 2021, the accumulated benefit obligation of the U.S. Retirement Plan was $49.6 million and $50.2 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Service cost	$633	$704
Interest cost	523	446
Recognized net actuarial loss	267	353
Net periodic benefit cost	$1,423	$1,503

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
In April 2022, in order to mitigate the risk of increases in benchmark rates, we entered into an interest rate swap agreement whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount.
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Economic (non-designated) hedges
Foreign currency contracts	$20,000	April 2022	Other current assets	$127	Other current liabilities	$—
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
The amount of ineffectiveness associated with these contracts was immaterial for the period presented.

For the three months ended March 31, 2022 and 2021, we recognized losses of $0.1 million and $1.0 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating income, net for our foreign exchange contracts.

Note 9—Leases

The components of lease expense were as follows:

		Three Months Ended March 31,
	Classification	2022	2021
Operating lease cost	DS&A Expenses	$16,100	$14,086
Finance lease cost:
Amortization of lease assets	DS&A Expenses	331	239
Interest on lease liabilities	Interest expense, net	307	307
Total finance lease cost		638	546
Short-term lease cost	DS&A Expenses	116	259
Variable lease cost	DS&A Expenses	4,729	4,317
Total lease cost		$21,583	$19,208
Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.
Supplemental balance sheet information is as follows:

	Classification	March 31, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$278,205	$194,006
Finance lease assets	Property and equipment, net	8,728	8,896
Total lease assets		$286,933	$202,902
Liabilities:
Current
Operating	Other current liabilities	$67,388	$41,817
Finance	Other current liabilities	2,202	2,037
Noncurrent
Operating	Operating lease liabilities, excluding current portion	221,612	162,241
Finance	Long-term debt, excluding current portion	11,116	11,314
Total lease liabilities		$302,318	$217,409
The gross value recorded under finance leases was $20.7 million and $20.6 million with associated accumulated amortization of $12.0 million and $11.7 million as of March 31, 2022 and December 31, 2021. Operating lease assets include $69.1 million in right-of-use assets and $70.3 million of operating lease liabilities acquired as a result of the Apria Acquisition, as of March 31, 2022.

Other information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$15,965	$13,848
Financing cash flows from finance leases	$397	$234

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$27,300	$23,986

Weighted average remaining lease term (years)
Operating leases	4.6	5.4
Finance leases	6.2	7.7

Weighted average discount rate
Operating leases	7.0%	8.8%
Finance leases	10.7%	12.2%
Maturities of lease liabilities as of March 31, 2022 were as follows:

	Operating Leases	Finance Leases	Total
2022	$69,487	$2,094	$71,581
2023	83,056	2,750	85,806
2024	69,605	2,697	72,302
2025	49,727	2,631	52,358
2026	33,658	2,248	35,906
Thereafter	44,571	4,538	49,109
Total lease payments	350,104	16,958	367,062
Less: Interest	(61,104)	(3,640)	(64,744)
Present value of lease liabilities	$289,000	$13,318	$302,318

Note 10—Income Taxes

The effective tax rate was 18.6% for the three months ended March 31 2022, compared to 24.4% in the same quarter of 2021. The change in these rates resulted primarily from the mixture of income and losses in jurisdictions in which we operate and the incremental income tax benefit associated with the vesting of restricted stock recorded in the first quarter of 2022. The liability for unrecognized tax benefits was $21.6 million at March 31, 2022 and $21.4 million at December 31, 2021. Included in the liability at March 31, 2022 and December 31, 2021 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 11—Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Net income	$39,279	$69,589

Weighted average shares outstanding - basic	73,643	70,834
Dilutive shares	2,376	104
Weighted average shares outstanding - diluted	76,019	70,938

Net income per common share:
Basic	$0.53	$0.98
Diluted	$0.52	$0.98

Note 12—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 13—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022 and 2021:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive loss before reclassifications	—	(787)	—	(787)
Income tax	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(787)	—	(787)
Amounts reclassified from accumulated other comprehensive loss	249	—	—	249
Income tax	(60)	—	—	(60)
Amounts reclassified from accumulated other comprehensive loss, net of tax	189	—	—	189
Other comprehensive income (loss)	189	(787)	—	(598)
Accumulated other comprehensive loss, March 31, 2022	$(14,408)	$(26,781)	$—	$(41,189)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive income (loss) before reclassifications	—	(12,262)	2,426	(9,836)
Income tax	—	—	(611)	(611)
Other comprehensive income (loss) before reclassifications, net of tax	—	(12,262)	1,815	(10,447)
Amounts reclassified from accumulated other comprehensive loss	156	—	25,518	25,674
Income tax	(35)	—	(7,289)	(7,324)
Amounts reclassified from accumulated other comprehensive loss, net of tax	121	—	18,229	18,350
Other comprehensive income (loss)	121	(12,262)	20,044	7,903
Accumulated other comprehensive loss, March 31, 2021	$(18,326)	$(12,280)	$—	$(30,606)
We include amounts reclassified out of accumulated other comprehensive loss related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 14—Segment Information

We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our United States distribution business (Medical Distribution), outsourced logistics and value-added services business, and Global Products which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare businesses (Byram and Apria).
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2022	2021
Net revenue:
Products & Healthcare Services	$2,134,041	$2,109,445
Patient Direct	272,911	217,089
Consolidated net revenue	$2,406,952	$2,326,534

Operating income:
Products & Healthcare Services	$89,083	$150,418
Patient Direct	15,793	12,263
Intangible amortization	(10,269)	(10,026)
Acquisition-related and exit and realignment charges	(33,548)	(5,963)
Consolidated operating income	$61,059	$146,692

Depreciation and amortization:
Products & Healthcare Services	$18,994	$19,160
Patient Direct	5,131	3,740
Consolidated depreciation and amortization	$24,125	$22,900

Capital expenditures:
Products & Healthcare Services	$10,643	$6,464
Patient Direct	318	159
Consolidated capital expenditures	$10,961	$6,623

	March 31, 2022	December 31, 2021
Total assets:
Products & Healthcare Services	$2,960,748	$3,012,303
Patient Direct	2,535,923	468,536
Segment assets	5,496,671	3,480,839
Cash and cash equivalents	211,298	55,712
Consolidated total assets	$5,707,969	$3,536,551

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended March 31,
	2022	2021
Net revenue:
United States	$2,262,019	$2,182,755
International	144,933	143,779
Consolidated net revenue	$2,406,952	$2,326,534

Note 15—Recent Accounting Pronouncements
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Our material debt agreements no longer reference LIBOR as a benchmark rate. The transition did not have a material impact on our consolidated financial statements.
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
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, Revenue from Contracts with Customers. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. We adopted ASU 2021-08 prospectively, effective beginning January 1, 2022. Its adoption did not have a material impact on our consolidated financial statements.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business
Entities about Government Assistance, which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. We adopted ASU No. 2021-10 effective beginning January 1, 2022. Its adoption did not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2021. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. To better reflect how we go to market as well as certain changes to the leadership team, organizational structure, budgeting and financial reporting processes, we have organized our business into two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. Beginning with the quarter ended March 31, 2022, we now report financial results using this two segment structure and have recast prior year segment results on the same basis.

On March 29, 2022 (the Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger (Apria Acquisition) dated January 7, 2022, in exchange for approximately $1.7 billion. The purchase was funded with a combination of debt and cash on hand. At the time of the Apria Acquisition, each share of Apria’s common stock was converted into the right to receive $37.50 in cash. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.
Net income per diluted share was $0.52 for the three months ended March 31, 2022 as compared to $0.98 for the three months ended March 31, 2021. Products & Healthcare Services segment operating income was $89.1 million for the three months ended March 31, 2022, compared to $150.4 million for the three months ended March 31, 2021. The decrease was primarily the result of the timing of glove price changes, accelerating inflationary pressures, including commodities, transportation, and labor, partially offset by leveraging our fixed costs, and operating efficiencies. Patient Direct segment operating income was $15.8 million for the three months ended March 31, 2022, compared to $12.3 million for the three months ended March 31, 2021. The increase was primarily the result of strong revenue growth, leveraging our fixed costs, and operating efficiencies, partially offset by accelerating inflationary pressures.

COVID-19 Update
We are closely monitoring the impact of the 2019 novel coronavirus (COVID-19), including recent variants, on all aspects of our business, including how it impacts our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
We are unable to predict the timing of the pandemic and the full impact that COVID-19 will have on our future operating results, financial position and cash flows due to numerous variables and continued uncertainties. Travel, transportation, and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in certain locations, including within Asia. Essential activity exceptions from these restrictions have allowed us to continue to operate but virus containment efforts have resulted in additional direct costs from supply chain challenges. Although we have experienced growth in sales volumes for certain of our products (such as personal protective equipment (PPE)) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic.
Philips Respironics Recall
In June 2021, one of Apria's suppliers, Philips Respironics, announced a voluntary recall (Recall) for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (FDA) has since identified this as a Class I recall, the most serious category of recall. Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, we will likely devote substantial time and resources to coordinating recall-related activity and to supporting our home healthcare patients’ needs. This Recall may cause us to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The Recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.
We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the Recall. There is an equipment shortage in the industry and the Recall or other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Results of Operations

Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Products & Healthcare Services	$2,134,041	$2,109,445	$24,596	1.2%
Patient Direct	272,911	217,089	55,822	25.7%
Net revenue	$2,406,952	$2,326,534	$80,418	3.5%

The increase in net revenue in our Patient Direct segment for the three months ended March 31, 2022 was driven by continued strong performance in our Byram business and the acquisition of Apria on March 29, 2022. The increase in net revenue in our Products & Healthcare Services segment for the three months ended March 31, 2022 reflected market share gains and growth with existing customers, along with an additional sales day, partially offset by a decline in PPE sales. Foreign currency translation had an unfavorable impact on net revenue of $8.5 million for the three months ended March 31, 2022 as compared to the prior year.

Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of goods sold	$2,033,504	$1,883,783	$149,721	7.9%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, material and overhead costs associated with our Products & Healthcare Services segment. There is no cost of goods sold associated with our fee-for-service arrangements. Cost of goods sold compared to prior year reflects changes in sales activity, including sales mix, and accelerating inflationary pressures.

Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Gross margin	$373,448	$442,751	$(69,303)	(15.7)%
As a % of net revenue	15.52%	19.03%
Gross margin decrease in the three months ended March 31, 2022 was driven by market dynamics including timing of glove price and cost changes in the prior year, accelerating inflationary pressures and sales mix, partially offset by revenue growth. Foreign currency translation had an unfavorable impact on gross margin of $4.0 million for the three months ended March 31, 2022 as compared to the prior year.

Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Distribution, selling and administrative expenses	$279,740	$292,701	$(12,961)	(4.4)%
As a % of net revenue	11.62%	12.58%
Acquisition-related and exit and realignment charges	$33,548	$5,963	$27,585	462.6%
Other operating income, net	$(899)	$(2,605)	$1,706	65.5%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by changes in accrued incentive compensation, teammate benefits, charitable contributions, and operational efficiencies, partially offset by higher volume to support revenue growth and accelerating inflationary pressures for the three months ended March 31, 2022. DS&A expenses also included an favorable impact for foreign currency translation of $0.9 million for the three months ended March 31, 2022.
Acquisition-related charges were $31.9 million for the three months ended March 31, 2022 as compared to no acquisition-related charges for the three months ended March 31, 2021. Acquisition-related costs in 2022 consisted primarily of costs related to the Apria acquisition. Exit and realignment charges were $1.7 million for the three months ended March 31, 2022, which consisted primarily of severance and other charges associated with the reorganization of our segments. Exit and realignment charges were $6.0 million for the three months ended March 31, 2021, which consisted primarily of an increase in reserves associated with certain retained assets of Fusion5, IT restructuring charges and other costs related to the reorganization of the U.S. commercial, operations and executive teams.
The change in other operating income, net for the three months ended March 31, 2022 includes the impact of foreign currency transaction losses, as compared to foreign currency transaction gains for the three months ended March 31, 2021.

Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense, net	$12,019	$13,672	$(1,653)	(12.1)%
Effective interest rate	4.65%	5.45%

Interest expense, net and the effective interest rate for the three months ended March 31, 2022 decreased primarily due to lower interest rates, partially offset by the increase in debt associated with the Apria Acquisition on March 29, 2022. See Note 6 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Loss on extinguishment of debt	$—	$40,433	$(40,433)	(100.0)%

Loss on extinguishment of debt for the three months ended March 31, 2021 includes the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million.

Other expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Other expense, net	$783	$569	$214	37.6%

Other expense, net for the three months ended March 31, 2022 and 2021 represents interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax provision	$8,978	$22,429	$(13,451)	(60.0)%
Effective tax rate	18.6%	24.4%

The change in the effective tax rate for the three months ended March 31, 2022 compared to the same period in 2021 resulted primarily from the mixture of income and losses in jurisdictions in which we operate and the incremental income tax benefit associated with the vesting of restricted stock recorded in the first quarter of 2022.

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

	March 31, 2022	December 31, 2021	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$211,298	$55,712	$155,586	279.3%
Accounts receivable, net of allowances	$775,779	$681,564	$94,215	13.8%
Consolidated DSO (1)	24.9	24.6
Merchandise inventories	$1,447,383	$1,495,972	$(48,589)	(3.2)%
Inventory days (2)	63.7	64.7
Accounts payable	$1,115,400	$1,001,959	$113,441	11.3%
    (1) Based on period end accounts receivable and net revenue for the quarters ended March 31, 2022 and December 31, 2021, excluding the impact of the Apria Acquisition.
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended March 31, 2022 and December 31, 2021, excluding the impact of the Apria Acquisition.
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Net cash provided by (used for):
Operating activities	$79,699	$25,423
Investing activities	(1,587,236)	(6,619)
Financing activities	1,664,194	(80,394)
Effect of exchange rate changes	(669)	(2,139)
Net increase (decrease) in cash, cash equivalents and restricted cash	$155,988	$(63,729)

Cash provided by operating activities in the first three months of 2022 and 2021 reflected cash generated by net income along with changes in working capital.
Cash used for investing activities in the first three months of 2022 included cash paid for the acquisition of Apria of $1.6 billion and capital expenditures of $11.0 million for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software. Cash used for investing activities in the first three months of 2021 included capital expenditures of $6.6 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software.
Cash used for financing activities in the first three months of 2022 included borrowings under our revolving credit facility, net and accounts receivable securitization program of $41.7 million compared to net repayments of $21.6 million for the same period of 2021. We also had proceeds from borrowings of $1.7 billion related to the 2030 Unsecured Notes, Term Loan A, and Term Loan B for the first three months of 2022, compared to $500 million related to the 2029 Unsecured Notes for the first three months of 2021. We also paid $33.7 million in financing costs in the first three months of 2022, as compared to $11.7 million for the same period of 2021. Payments for taxes related to the vesting of restricted stock awards were $35.7 million and $8.0 million for the first three months of 2022 and 2021, which are included in Other, net. Financing activities in the first three months of 2021 included repayments of $523 million on our previous Term Loan A-2 and previous Term Loan B. In addition, we paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during the first three months of 2021.

Capital resources. Our sources of liquidity include cash and cash equivalents, a revolving credit facility with an administrative and collateral agent and a syndicate of financial institutions, as lenders (the Revolving Credit Agreement), and a receivables securitization program. The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $1.1 billion in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our revolving credit facility is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2026. The interest rate on the Term Loan A facility (Term Loan A) is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B facility (Term Loan B) is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029.
At March 31, 2022 and December 31, 2021, we had borrowings of $11.7 million and letters of credit of $28.0 million. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our credit agreements. At March 31, 2022 and December 31, 2021, we had $410 million and $291 million, available for borrowing. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Facility for $2.1 million and $2.2 million as of March 31, 2022 and December 31, 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
We entered into a Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 and amended March 29, 2022, pursuant to which we granted collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Credit Parties (as defined) in the Credit Parties’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Credit Parties, subject to certain exceptions.
On March 29, 2022, we entered into an amendment to our accounts receivable securitization program (the Receivables Financing Agreement). Pursuant to the amended Receivables Financing Agreement, the aggregate principal amount of the loans made by the Lenders (as defined) will not exceed $450 million outstanding at any time. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025.
The Revolving Credit Agreement, Term Loan A, Term Loan B, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2022.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2022 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
We believe available financing sources, including cash generated by operating activities and borrowings under the Revolving Credit Agreement and Receivables Financing Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $51.1 million and $26.9 million at March 31, 2022 and December 31, 2021. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of March 31, 2022. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2022 for all our foreign subsidiaries.

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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Three Months Ended March 31, 2022
(Dollars in thousands)
Net revenue(1)	$2,320,785
Gross margin	326,742
Operating income	31,159
Net income	20,742
(1)Includes $62 million in sales to non-guarantor subsidiaries for the three months ended March 31, 2022.

Summarized Consolidated Balance Sheets - Guarantor Group	March 31, 2022	December 31, 2021
(Dollars in thousands)
Total current assets	$1,660,658	$1,449,917
Total assets	4,939,206	2,807,581
Current liabilities	1,700,027	1,399,499
Total liabilities	4,542,949	2,422,542

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	March 31, 2022	December 31, 2021
(Dollars in thousands)
Total current assets	$1,753,371	$1,514,724
Total assets	4,907,983	2,729,455
Current liabilities	1,650,855	1,341,691
Total liabilities	4,530,738	2,398,694

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2022.

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
•our ability to retain existing and attract new customers in a market characterized by consolidation among significant customers, health insurers and/or other industry participants, and intense cost-containment initiatives;
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
•the risk that problems may arise in successfully integrating the businesses of Apria and the Company, which may result in the combined company not operating as effectively and efficiently as expected and the risk that the combined company may be unable to achieve the anticipated synergies or cost savings, or it may take longer than expected to achieve those synergies;
•the effect of our acquisition of Apria and any developments relating thereto on our relationships with customers, suppliers and other third parties, as well as our operating results and business;
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
•we depend on reimbursements by payors, which could lead to delays and uncertainties in the reimbursement process;
•the home healthcare industry is highly competitive and fragmented, with limited barriers to entry which may make it susceptible to vertical integration by manufacturers, payors, providers (such as hospital systems) or disruptive new entrants;
•the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets;
•our ability to timely or adequately respond to technological advances in the medical supply and home healthcare industries and/or product and therapy innovations may make the services we currently provide obsolete or less competitive;
•our failure to adequately insure against losses, including from substantial claims and litigation, could have an adverse impact on our operations, financial condition, or prospects;
•recalls of any of our products, either voluntarily or at the direction of the Food and Drug Administration or another governmental authority, or safety risks or the discovery of serious safety issues with our products;
•our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
•reductions in Medicare, Medicaid and commercial payor reimbursement rates could have a material adverse effect on our results of operations and financial condition;
•the costs associated with and outcome of outstanding and any future litigation, including product and professional liability claims;
•adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;
•our ability to successfully implement the expense reduction and productivity and efficiency initiatives;
•our ability to continue to comply with the terms and conditions of Apria’s Corporate Integrity Agreement; and
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to price risk for our raw materials, the most significant of which relates to the cost of polypropylene and nitrile used in the manufacturing processes of our Products & Healthcare Services segment. Prices of the commodities underlying these raw materials are volatile and have fluctuated significantly in recent years and in the future may contribute to fluctuations in our results of operations. The ability to hedge these commodity prices is limited.

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
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement. Excluding deferred financing costs and third party fees, we had $500 million in borrowings under our Term Loan A, $600 million in borrowings under our Term Loan B, $11.7 million in borrowings under our revolving credit facility, $230 million in borrowings under our Receivables Financing Agreement and $28.0 million in letters of credit under the Revolving Credit Agreement at March 31, 2022. After considering the effects of an interest rate swap agreement entered into during April 2022, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $9.4 million per year based on our borrowings outstanding at March 31, 2022.
Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.30 and $2.91 per gallon in the first three months of 2022 and 2021. Based on our fuel consumption in the first three months of 2022, we estimate that every 10 cents per gallon increase in the benchmark would directly reduce our Products & Healthcare Services segment operating income by approximately $0.2 million on an annualized basis. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with the Apria Acquisition, we are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of our integration activities which may result in periodic changes. Such changes will be disclosed as required by applicable SEC guidance.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the first quarter of 2022, we acquired Apria, Inc. This acquisition represented $2.1 billion of total assets and $11.0 million of revenues as of and for the three months ended March 31, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of Apria, Inc.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2021. Through March 31, 2022, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

The following description of risk factors updates and supplements risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. These risk factors are in addition to those mentioned in other parts of this report and are not all of the risks that we face. We could also be affected by risks that we currently are not aware of or that we currently do not consider material to our business.

We face increasing competition, accelerating pricing pressure and changes in technology.
The medical/surgical supply distribution industry in the United States is highly competitive and characterized by pricing and margin pressure for our business. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain outsourced logistics companies. Competitive factors within the medical/surgical supply distribution industry include market pricing, the relative bargaining power of provider networks and group purchasing organizations (GPO), total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses.
The home healthcare industry is also intensely competitive and highly fragmented. There are a large number of providers, including hospital systems, physician specialists and sleep labs, industrial gas manufacturers, home healthcare agencies and health maintenance organizations. There are also relatively few barriers to entry in local home healthcare markets. Hospitals and health systems are routinely looking to provide coverage and better control of post-acute healthcare services, including home healthcare services of the types we provide. In addition, pharmacy benefit managers, such as CVS Health Corporation, are beginning to compete with us in the home healthcare market. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and, in the case of Amazon.com, Inc. and their new pharmacy offerings, entered the healthcare market or publicly stated their interest in doing so. In the event such companies enter the home healthcare market, we may experience a loss of referrals or revenue.
Some of our competitors may now or in the future have greater financial or marketing resources than we do, or have more effective sales and marketing activities, which may increase pricing pressure and limit our ability to maintain or increase our market share. In addition, in certain markets, competitors may have more effective sales and marketing activities or other products and services that are or perceived to be superior to our own.
It is also possible that major changes in available technology, payor benefit or coverage policies related to those changes, or the preferences of customers, patients and referral sources, may cause our current product offerings to become less competitive or obsolete, and it will be necessary for us to adapt to those changes. Such unanticipated changes could cause us to incur increased capital expenditures and strategies and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Changing conditions in the United States healthcare industry may impact our results of operations.
A large percentage of our revenue is derived in the United States. We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; consolidation of competitors, suppliers and customers; a shift in healthcare provider venues from acute care settings to clinics, physician offices and home care; and the development of larger, more sophisticated purchasing groups. National and regional insurers and managed care organizations are regularly attempting to seek reductions in the prices we charge for our products and services to them and their members, including through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. We have faced, and expect to continue to face, pricing pressures due to reductions in provider reimbursement for our products and services. In addition, in recent years, the healthcare industry in the United States has experienced and continues to experience significant consolidation in response to cost containment legislation and general market pressures to reduce costs. This consolidation of our customers, health insurers and suppliers generally gives them greater bargaining power to reduce the pricing available to them. All of these changes place additional financial pressure on healthcare provider customers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our business, results of operations and financial condition.

We have concentration in and dependence on certain healthcare provider customers and Group Purchasing Organizations. New Group Purchasing Organizations or provider networks and an expansion of the multi-tiered costing structure may place us at a competitive disadvantage.
In 2021, although no single customer accounted for 5% of our consolidated net revenue on a pro forma basis for our acquisition of Apria, our top ten customers in the United States represented approximately 18% of our consolidated net revenue on a pro forma basis for our acquisition of Apria. In addition, in 2021, approximately 63% of our consolidated net revenue on a pro forma basis for our acquisition of Apria was from sales to member hospitals under contract with our largest GPOs: Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship, could have a material adverse effect on our results of operations and financial condition.
The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers to obtain access to lower prices demanded by GPO contracts or other contracts, and to develop relationships with provider networks and new GPOs, we cannot assure you that such terms will be obtained or contracts will be executed.
The reliance of our home healthcare business on relatively few vendors for the majority of its patient equipment and supplies and which are to be imposed on certain manufacturers of such items could adversely affect our ability to operate this business.
We currently rely on a relatively small number of vendors to provide us with the majority of our patient equipment and supplies for our home healthcare business. From time to time, we also enter into certain exclusive arrangements with a given vendor for the provision of patient equipment and supplies. Further, some of our supply agreements contain pricing scales that depend on meeting certain order volumes. Our inability to procure certain equipment and supplies, including as a result of failure to maintain and renew certain agreements and access arrangements, could have a materially adverse effect on our results of operations. We often use vendors selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing vendors, may force us to increase our prices (which we may be unable to do) or reduce our margins and could force us to use alternative vendors. Any change in the existing vendors we use could cause delays in the delivery of products and possible losses in revenue, which could adversely affect our results of operations. In addition, alternative vendors may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient equipment and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.
We are subject to stringent regulatory and licensing requirements, and we have been, are and could become the subject of federal and state investigations and compliance reviews.
We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels in the United States and other countries where we operate. We, and certain of our employees, also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations and financial condition.
Among the U.S. healthcare related laws that we are subject to include the Anti-kickback Statute, the Stark Law, the False Claims Act and similar state laws relating to fraud, waste and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations and financial condition.
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
Our operations, including our billing practices and our arrangements with healthcare providers, are also subject to extensive federal and state laws and audits, inquiries and investigations from government agencies. For example, in connection with the settlement agreements resolving the investigation conducted by the U.S. Attorney's Office for the Southern District of New York regarding civil investigative demands, Apria was required to enter into a five-year Corporate Integrity Agreement (CIA) with the Office of Inspector General for the U.S. Department of Health and Human Services. The CIA provides that Apria will, among other things, impose certain oversight obligations on its board of directors, provide certain management certifications, and continue or implement, as applicable certain compliance training and education. The CIA also requires Apria to engage independent third parties to review compliance with the CIA, as well as certain reporting, certification, record retention and notification requirements. Failure to comply with the obligations under the CIA could have material consequences for Apria including monetary penalties or exclusion from participation in federal healthcare programs. Applicable laws may be directed at payments for the products and services we provide, conduct of our operations, preventing fraud and abuse, and billing and reimbursement from government programs such as Medicare and Medicaid and from commercial payors. These laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians, and other healthcare providers.
Federal and state governments have contracted with private entities to audit and recover revenue resulting from payments made in excess of those permitted by federal and state benefit program rules. These entities include, but are not limited to, Recovery Audit Contractors that are responsible for auditing Medicare claims, Unified Program Integrity Contractors that are responsible for the identification of suspected fraud through medical record review and Medicaid Integrity Contractors, that are responsible for auditing Medicaid claims. We believe audits, inquiries, and investigations from these contractors and others will occur from time to time in the ordinary course of our business. We also may be subject to increased audits from commercial payors and pursuant to federal, civil, and criminal statutes that relate to our billings to commercial payors. Our efforts to be responsive to these audits, inquiries, and investigations may result in substantial costs and divert management’s time and attention away from the operation of our business. Moreover, an adverse outcome with respect to any audit, inquiry or investigation may result in damage to our reputation, or in fines, penalties or other sanctions imposed on us. Such pending or future audits, inquiries, or investigations, or the public disclosure of such matters, could have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.
Federal and state laws are broadly worded and may be interpreted or applied by prosecutorial, regulatory, or judicial authorities in ways that we cannot predict. Additionally, in many instances, there are only limited publicly available guidelines and methodologies for determining errors with certain audits. As a result, there can be a significant lack of clarity regarding required documentation and audit methodology. The clarity and completeness of each patient medical file, some of which is the work product of physicians not employed by us, is essential to successfully challenging any payment denials.
Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws. If federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules, and regulations, such a challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules, and regulations. If the government or third parties successfully challenge our interpretation, such a challenge may have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.
Our failure to comply with regulatory requirements or receive regulatory clearances or approvals for our medical gas facilities, products or operations could adversely affect our business.
We have a number of medical gas facilities in several states. These facilities are subject to federal and state regulatory requirements. Our medical gas facilities and operations are subject to extensive regulation by the FDA and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the FFDCA. Among other requirements, the FDA’s cGMP regulations impose certain quality control, documentation, and recordkeeping requirements on the receipt, processing, and distribution of medical gas. Further, in each state where we operate medical gas facilities, we are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations. We expend significant time, money, and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state laws and regulations. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, as well as civil or criminal penalties, all of which could materially harm our business, financial condition, results of operations, cash flow, capital resources, and liquidity.
The medical gas products we manufacture and distribute and certain other products we distribute are subject to extensive regulation by the FDA and other federal and state governing authorities. Compliance with FDA, state, and other requirements regarding production, safety, quality, manufacturing, distribution and marketing is costly and time-consuming, and while we seek to be in full compliance, instances of non-compliance could arise from time to time. We cannot be assured that any of our medical gases will be certified by the FDA. We have applied for, and received, designated gas certifications for our medical gas products. We may not be successful in receiving certification in the future. Other potential product manufacturing-related risks include difficulties or delays in product manufacturing, sales, or marketing, which could affect future results through regulatory actions, shutdowns, approval delays, withdrawals, recalls, penalties, supply disruptions or shortages, reputational harm, product liability, and/or unanticipated costs.
Failure to comply with applicable regulatory requirements could result in administrative enforcement action by the FDA or state agencies, which may include any of the following: adverse publicity; warning or untitled letters; fines; injunctions; consent decrees; civil money penalties; recalls; termination of distribution or seizure of our products; operating restrictions or partial suspension or total shutdown of production; delays in the introduction of products into the market; withdrawals or suspensions of current medical gas certifications or drug approvals, resulting in prohibitions on sales of our products; and criminal prosecution. There is also a risk that we may not adequately implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur. The FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay certification of our medical gases, or could impact our ability to market a device that was previously certified or cleared by the FDA. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our business, financial condition, results of operations, cash flow, capital resources and liquidity.
Our operations involve the storage, transportation and provision of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss.
Our operations are subject to the many hazards inherent in the storage, transportation and provision of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our business, financial position and results of operations. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee the storage, transportation and provision of hazardous materials such as compressed or liquid oxygen.
Our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions.
From time to time, we enter into capitation arrangements with commercial payors pursuant to which they agree to pay us a set amount (on a per member per month basis for a defined patient population) without regard to the actual services provided. We negotiate the contractual rates in these arrangements with payors based on assumptions regarding average expected utilization of services. If actual utilization rates exceed our assumptions, the profitability of such arrangements may be diminished. Moreover, we may be obligated to perform under such capitation arrangements even if the contractual reimbursement rates are insufficient to cover our costs based on actual levels of utilization.
Our acquisition of Apria has increased our exposure to risks relating to the home healthcare industry.
In 2021, our Patient Direct segment contributed approximately 10% of our consolidated net revenue. On a pro forma basis for the Apria Acquisition, our Patient Direct business would have represented approximately 19% of our consolidated net revenue in 2021. Accordingly, our exposure to risks relating to the home healthcare industry, including those risks previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, has materially increased following our acquisition of Apria.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Item 6. Exhibits

(a)Exhibits

2.1
Agreement and Plan of Merger, dated as of January 7, 2022, by and among Owens & Minor, Inc., StoneOak Merger Sub Inc. and Apria, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 10, 2022, File No. 001-09810).

3.1	Amended and Restated Bylaws of the Company effective April 29, 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated April 29, 2022)

4.1
Indenture dated March 29, 2022 by and among the Company, the guarantors named therein and Regions Bank, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.1, dated March 29, 2022)

4.2	Form of Global Note for the 6.625% Senior Notes due 2030 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 29, 2022)

4.3
Seventh Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated March 29, 2022)

4.4
First Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and Regions Bank, as trustee, to the Indenture dated as of March 10, 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.4, dated March 29, 2022)

4.5
First Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and Regions Bank, as trustee, to the Indenture dated of March 29, 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.5, dated March 29, 2022)

10.1	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2022)**

10.2	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 1, 2022)**

10.3	Form of 2022 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 1, 2022)**

10.4
Credit Agreement dated as of March 29, 2022, by and among the Company, certain subsidiaries of the Company party thereto, as borrowers, JPMorgan Chase Bank, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 29, 2022)**

10.5
Fourth Amendment to Receivables Financing Agreement, dated as of March 29, 2022, by and among O&M Funding LLC, as borrower, Owens & Minor Medical, Inc., as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 29, 2022)**

10.6
Joinder to Credit Agreement, Amendment No. 2 to Credit Agreement, Amendment No. 1 to Security Agreement and Amendment No. 1 to Guaranty, dated as of March 29, 2022, by and among the Company and certain subsidiaries of the Company, as borrowers, the guarantors and lenders thereto and Bank of America, N.A., as administrative agent and collateral agent, L/C issuer and swing line lender - filed herewith

10.7	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan - filed herewith**

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

Owens & Minor, Inc.
(Registrant)

Date:	May 3, 2022	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	May 3, 2022	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer