Form 10-Q
period 2022-06-30
OWENS & MINOR INC/VA/
filed 2022-08-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 28, 2022 was 76,247,585 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net revenue	$2,500,015	$2,489,460	$4,906,967	$4,815,994
Cost of goods sold	1,967,510	2,089,392	4,001,014	3,973,175
Gross margin	532,505	400,068	905,953	842,819
Distribution, selling and administrative expenses	452,813	294,096	732,553	586,796
Acquisition-related and exit and realignment charges	7,602	8,624	41,150	14,587
Other operating (income) expense, net	(2,995)	464	(3,894)	(2,141)
Operating income	75,085	96,884	136,144	243,577
Interest expense, net	35,839	11,540	47,858	25,212
Loss on extinguishment of debt	—	—	—	40,433
Other expense, net	783	1,028	1,565	1,598
Income before income taxes	38,463	84,316	86,721	176,334
Income tax provision	9,859	18,420	18,837	40,848
Net income	$28,604	$65,896	$67,884	$135,486

Net income per common share:
Basic	$0.38	$0.90	$0.92	$1.87
Diluted	$0.37	$0.87	$0.89	$1.80
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income	$28,604	$65,896	$67,884	$135,486
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(18,831)	(2,448)	(19,618)	(14,710)
Change in unrecognized net periodic pension costs	297	36	486	157
Change in gains and losses on derivative instruments	2,764	—	2,764	20,044
Total other comprehensive income (loss), net of tax	(15,770)	(2,412)	(16,368)	5,491
Comprehensive income	$12,834	$63,484	$51,516	$140,977

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$56,406	$55,712
Accounts receivable, net of allowances of $14,922 and $18,003	743,853	681,564
Merchandise inventories	1,525,331	1,495,972
Other current assets	108,612	88,564
Total current assets	2,434,202	2,321,812
Property and equipment, net of accumulated depreciation of $373,954 and $334,500	595,888	317,235
Operating lease assets	278,291	194,006
Goodwill	1,656,308	390,185
Intangible assets, net	462,444	209,745
Other assets, net	128,145	103,568
Total assets	$5,555,278	$3,536,551
Liabilities and equity
Current liabilities
Accounts payable	$1,137,337	$1,001,959
Accrued payroll and related liabilities	97,829	115,858
Other current liabilities	334,198	226,204
Total current liabilities	1,569,364	1,344,021
Long-term debt, excluding current portion	2,565,613	947,540
Operating lease liabilities, excluding current portion	220,504	162,241
Deferred income taxes	107,181	35,310
Other liabilities	133,957	108,938
Total liabilities	4,596,619	2,598,050
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,171 shares and 75,433 shares	152,343	150,865
Paid-in capital	407,773	440,608
Retained earnings	455,502	387,619
Accumulated other comprehensive loss	(56,959)	(40,591)
Total equity	958,659	938,501
Total liabilities and equity	$5,555,278	$3,536,551

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income	$67,884	$135,486
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	97,286	45,501
Share-based compensation expense	11,210	13,040
Loss on extinguishment of debt	—	40,433
Provision for losses on accounts receivable	4,512	15,777
Deferred income tax expense (benefit)	1,601	(11,293)
Changes in operating lease right-of-use assets and lease liabilities	606	826
Loss on sale and dispositions of property and equipment	226	—
Changes in operating assets and liabilities:
Accounts receivable	16,275	(57,256)
Merchandise inventories	(24,438)	(298,294)
Accounts payable	12,349	127,473
Net change in other assets and liabilities	(23,945)	(3,363)
Other, net	5,958	4,076
Cash provided by operating activities	169,524	12,406
Investing activities:
Acquisition, net of cash acquired	(1,684,607)	—
Additions to property and equipment	(62,236)	(14,630)
Additions to computer software	(3,463)	(4,051)
Proceeds from sale of property and equipment	5,846	22
Other, net	(839)	—
Cash used for investing activities	(1,745,299)	(18,659)
Financing activities:
Proceeds from issuance of debt	1,691,000	500,000
Borrowings under revolving credit facility, net and accounts receivable securitization program	30,000	5,000
Repayments of debt	(1,500)	(523,140)
Borrowings under amended accounts receivable securitization program	347,800	—
Repayments under amended accounts receivable securitization program	(402,800)	—
Financing costs paid	(41,479)	(12,868)
Cash dividends paid	—	(364)
Payment for termination of interest rate swaps	—	(15,434)
Other, net	(42,388)	(17,982)
Cash provided by (used for) financing activities	1,580,633	(64,788)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,864)	(1,718)
Net increase (decrease) in cash, cash equivalents and restricted cash	994	(72,759)
Cash, cash equivalents and restricted cash at beginning of period	72,035	134,506
Cash, cash equivalents and restricted cash at end of period	$73,029	$61,747
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$25,782	$68,030
Interest paid	$32,417	$17,768
Noncash investing activity:
Unpaid purchases of property and equipment at end of period	$56,429	$—
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income				39,279		39,279
Other comprehensive loss					(598)	(598)
Share-based compensation expense, exercises and other	653	1,307	(30,867)			(29,560)
Balance, March 31, 2022	76,086	152,172	409,741	426,898	(41,189)	947,622
Net income				28,604		28,604
Other comprehensive loss					(15,770)	(15,770)
Share-based compensation expense, exercises and other	85	171	(1,968)			(1,797)
Balance, June 30, 2022	76,171	$152,343	$407,773	$455,502	$(56,959)	$958,659

Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income				69,589		69,589
Other comprehensive income					7,903	7,903
Dividends declared ($0.0025 per share)				(434)		(434)
Share-based compensation expense, exercises and other	1,628	3,256	(6,107)			(2,851)
Balance, March 31, 2021	75,100	150,200	430,490	236,177	(30,606)	786,261
Net income				65,896		65,896
Other comprehensive loss					(2,412)	(2,412)
Dividends declared ($0.0025 per share)				(187)		(187)
Share-based compensation expense, exercises and other	295	591	(2,130)			(1,539)
Balance, June 30, 2021	75,395	$150,791	$428,360	$301,886	$(33,018)	$848,019
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in the United States, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other assets, net as of June 30, 2022 and December 31, 2021 primarily represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives related to wind-down costs of Fusion5.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$56,406	$55,712
Restricted cash included in Other assets, net	16,623	16,323
Total cash, cash equivalents, and restricted cash	$73,029	$72,035

Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation and amortization are three to 15 years for machinery and equipment, five to 40 years for buildings, one to 10 years for patient equipment, and up to 15 years for leasehold and land improvements. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale. In addition, we record capital-related government grants earned as reductions to the cost of property and equipment; and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of our consolidated statements of cash flows. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Patient equipment depreciation is classified in our consolidated statements of operations within cost of goods sold as the equipment is rented to patients as part of our primary operations within the Patient Direct segment.
Revenue Recognition
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
Our contracts sometimes allow for forms of variable consideration including rebates, discounts, performance guarantees, and implicit price concessions. In these cases, we estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer. Rebates and customer discounts are estimated based on contractual terms or historical experience and we maintain an accrual for rebates or discounts that have been earned but are unpaid. When we have implicit price concessions, we determine the variable consideration under the expected value method as part of determining the sales transaction price using historical reimbursement experience, historical sales returns, and other operating trends.
In most cases, we record revenue gross, as we are the primary obligor. When we act as an agent in a sales arrangement and do not bear a significant portion of inventory risks, primarily for our outsourced logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.
Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $144 million and $151 million in revenue related to equipment we rent to patients for the three and six months ended June 30, 2022. Equipment rental revenue was not material in the prior year.

Note 2—Fair Value

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The carrying amount of restricted cash also approximates fair value due to its nature. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 6 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 8 for the fair value of derivatives.

Note 3—Acquisition
On March 29, 2022 (the Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger (Apria Acquisition) dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. At the time of the Apria Acquisition, each share of Apria’s common stock was converted into the right to receive $37.50 in cash. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.

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

	Preliminary Fair Value Originally Estimated as of Acquisition Date(1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$142,136	$(2,209)	$139,927
Goodwill	1,267,079	2,808	1,269,887
Intangible assets	295,466	—	295,466
Other non-current assets	371,320	1,468	372,788
Total assets	2,076,001	2,067	2,078,068
Liabilities assumed:
Current liabilities	241,266	2,741	244,007
Noncurrent liabilities	150,128	(674)	149,454
Total liabilities	391,394	2,067	393,461
Fair value of net assets acquired, net of cash	$1,684,607	$—	$1,684,607

(1) As previously reported in our first quarter 2022 Form 10-Q.
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
The following table provides pro forma results of net revenue and net (loss) income for the three and six months ended June 30, 2022 and 2021 as if Apria was acquired on January 1, 2021. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$2,500,015	$2,775,739	$5,184,080	$5,377,547
Net income (loss)	$28,604	$86,472	$(61,578)	$160,606
Pro forma net loss of $61.6 million for the six months ended June 30, 2022 includes pro forma adjustments for interest expense of $20.8 million and amortization of intangible assets of $20.3 million. The pro forma net loss also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition. Revenue and net loss of Apria since the Acquisition Date included in the consolidated statement of operations for the six months ended June 30, 2022 were $310 million and $30.3 million, respectively.

Note 4—Goodwill and Intangible Assets

In connection with our new segment structure, which began in the first quarter of 2022, goodwill is now reported as part of Products & Healthcare Services or Patient Direct. There was no change to our underlying reporting units as part of that segment change and therefore no reallocation of goodwill. The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through June 30, 2022:

	Products & Healthcare Services	Patient Direct	Consolidated
Carrying amount of goodwill, December 31, 2021	$106,280	$283,905	$390,185
Acquisition	—	1,269,887	1,269,887
Currency translation adjustments	(3,764)	—	(3,764)
Carrying amount of goodwill, June 30, 2022	$102,516	$1,553,792	$1,656,308

Intangible assets subject to amortization at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022			December 31, 2021
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$273,030	$156,936	$271,518	$275,526	$90,000	$43,189
Accumulated amortization	(157,804)	(39,238)	(41,998)	(146,168)	(33,242)	(19,560)
Net intangible assets	$115,226	$117,698	$229,520	$129,358	$56,758	$23,629
Weighted average useful life	10 years	11 years	5 years	10 years	11 years	8 years

At June 30, 2022 and December 31, 2021, $150 million and $164 million in net intangible assets were held in the Products & Healthcare Services segment and $313 million and $45.7 million were held in the Patient Direct segment. Amortization expense for intangible assets was $30.9 million and $10.0 million for the three months ended June 30, 2022 and 2021 and $41.2 million and $20.1 million for the six months ended June 30, 2022 and 2021. At June 30, 2022, other intangibles includes preliminary estimated fair values of payor relationships, customer list and other intangible assets acquired as part of the Apria Acquisition.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is approximately $63 million for the remainder of 2022, $126 million for 2023, $67 million for 2024, $42 million for 2025, $41 million for 2026 and $38 million for 2027.

Note 5—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment which include leadership reorganization costs, certain professional fees, costs to streamline administrative functions and processes and divestiture related costs.

Exit and realignment charges by segment for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Products & Healthcare Services	$1,214	$7,879	$2,413	$13,842
Patient Direct	—	745	483	745
Total exit and realignment charges	$1,214	$8,624	$2,896	$14,587
The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2022 and 2021:

Total
Accrued exit and realignment costs, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	811
Other	871
Cash payments	(6,903)
Accrued exit and realignment costs, March 31, 2022	3,085
Provision for exit and realignment activities:
Severance	246
Other	968
Cash payments	(3,477)
Accrued exit and realignment costs, June 30, 2022	$822

Accrued exit and realignment costs, December 31, 2020	$3,146
Provision for exit and realignment activities:
Information system restructuring costs	1,029
Lease obligations	347
Other	781
Cash payments	(2,915)
Accrued exit and realignment costs, March 31, 2021	2,388
Provision for exit and realignment activities:
Information system restructuring costs	1,611
Lease obligations	(126)
Other	989
Cash payments	(2,302)
Accrued exit and realignment costs, June 30, 2021	$2,560
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
Acquisition-related charges within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $6.4 million and $38.3 million for the three and six months ended June 30, 2022, which consisted primarily of costs related to the Apria acquisition. There were no acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations for the three and six months ended June 30, 2021.
We do not expect material additional costs in 2022 for activities that were initiated through June 30, 2022.

Note 6—Debt

Debt consists of the following:

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Receivables Securitization Program	$171,503	$175,000	$197,026	$200,000
4.375% Senior Notes, due December 2024	245,361	241,739	245,086	263,263
Term Loan A	489,789	500,000	—	—
4.500% Senior Notes, due March 2029	492,176	406,660	491,656	515,225
Term Loan B	577,746	595,508	—	—
6.625% Senior Notes, due March 2030	584,432	550,782	—	—
Finance leases and other	15,421	15,421	15,809	15,809
Total debt	2,576,428	2,485,110	949,577	994,297
Less current maturities	(10,815)	(10,815)	(2,037)	(2,037)
Long-term debt	$2,565,613	$2,474,295	$947,540	$992,260

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
On March 29, 2022, we completed the sale of $600 million in aggregate principal amount of our 6.625% senior notes due in 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%.
We may redeem all or part of the 2030 Unsecured Notes, prior to April 1, 2025, at a price equal to 100% of the principal amount of the 2030 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 29, 2022 (the New Indenture). From and after April 1, 2025, we may redeem all or part of the 2030 Unsecured Notes at the applicable redemption prices described in the New Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 40% of the aggregate principal amount of 2030 Unsecured Notes at any time prior to April 1, 2025, at a redemption price equal to 106.625% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2029 Unsecured Notes and 2030 Unsecured Notes are effectively subordinated to any of our secured indebtedness, including indebtedness under our credit agreements.
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
On March 29, 2022, we entered into an amendment to our revolving credit agreement, dated as of March 10, 2021 with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (Revolving Credit Agreement). The amendment (i) increased the aggregate revolving credit commitments under the Revolving Credit Agreement by $150 million, to an aggregate amount of $450 million and (ii) replaced the Eurocurrency Rate with the Adjusted Term SOFR Rate (each as defined in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027.
At June 30, 2022, we had no borrowings and letters of credit of $28.0 million under our revolving credit facility. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our revolving credit facility. At June 30, 2022 and December 31, 2021, we had $422 million and $291 million available for borrowing under our revolving credit facility. We also had letters of credit and bank guarantees, which were issued outside of the revolving credit facility for $2.1 million and $2.2 million as of June 30, 2022 and December 31, 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions.
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
The Revolving Credit Agreement, Term Loan A, Term Loan B, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2022.
As of June 30, 2022, scheduled future principal payments of debt, excluding finance leases and other, were $3.0 million in 2022, $15.4 million in 2023, $274 million in 2024, $215 million in 2025, $43.5 million in 2026, $403 million in 2027, $6.0 million in 2028, $1.1 billion in 2029, and $600 million in 2030. Current maturities at June 30, 2022 include $3.1 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B and $1.7 million in current portion of finance leases.

Note 7—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). As of June 30, 2022 and December 31, 2021, the accumulated benefit obligation of the U.S. Retirement Plan was $49.0 million and $50.2 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$617	$709	$1,250	$1,413
Interest cost	519	448	1,042	894
Recognized net actuarial loss	267	354	534	707
Net periodic benefit cost	$1,403	$1,511	$2,826	$3,014

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
We pay interest on our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates, we entered into an interest rate swap agreement whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreement are included in interest expense.
We determine the fair value of our foreign currency derivatives and interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. All derivatives are carried at fair value in our consolidated balance sheets in other current assets and other current liabilities. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of June 30, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$400,000	March 2027	Other assets	$3,736	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$61,077	July 2022	Other current assets	$5	Other current liabilities	$227
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

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2022:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three months ended June 30, 2022	Six months ended June 30, 2022		Three months ended June 30, 2022	Six months ended June 30, 2022	Three months ended June 30, 2022	Six months ended June 30, 2022
Interest rate swaps	$2,044	$2,044	Interest expense, net	$(35,839)	$(47,858)	$(1,692)	$(1,692)
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

For the three and six months ended June 30, 2022 we recognized losses of $1.3 million and $1.4 million associated with our economic (non-designated) foreign currency contracts. For the three and six months ended June 30, 2021 we recognized losses of $0.6 million and $1.6 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating income, net for our foreign exchange contracts.

Note 9—Leases

The components of lease expense were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2022	2021	2022	2021
Operating lease cost	DS&A Expenses	$24,501	$14,705	$40,601	$28,791
Finance lease cost:
Amortization of lease assets	DS&A Expenses	295	182	626	421
Interest on lease liabilities	Interest expense, net	304	294	611	601
Total finance lease cost		599	476	1,237	1,022
Short-term lease cost	DS&A Expenses	1,039	225	1,155	483
Variable lease cost	DS&A Expenses	9,299	4,343	14,028	8,660
Total lease cost		$35,438	$19,749	$57,021	$38,956

Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities which are paid as incurred.

Supplemental balance sheet information is as follows:

	Classification	June 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$278,291	$194,006
Finance lease assets	Property and equipment, net	8,468	8,896
Total lease assets		$286,759	$202,902
Liabilities:
Current
Operating	Other current liabilities	$69,650	$41,817
Finance	Other current liabilities	1,691	2,037
Noncurrent
Operating	Operating lease liabilities, excluding current portion	220,504	162,241
Finance	Long-term debt, excluding current portion	11,429	11,314
Total lease liabilities		$303,274	$217,409
The gross value recorded under finance leases was $17.9 million and $20.6 million with associated accumulated amortization of $9.4 million and $11.7 million as of June 30, 2022 and December 31, 2021. Operating lease assets include $77.8 million in right-of-use assets and $79.6 million of operating lease liabilities associated with Apria as of June 30, 2022.
Other information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$39,256	$28,471
Financing cash flows from finance leases	$744	$423

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$49,641	$54,640

Weighted average remaining lease term (years)
Operating leases	4.5	5.2
Finance leases	6.1	7.7

Weighted average discount rate
Operating leases	6.8%	8.8%
Finance leases	10.8%	12.4%
Maturities of lease liabilities as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases	Total
2022	$45,195	$1,351	$46,546
2023	88,720	2,693	91,413
2024	74,905	2,641	77,546
2025	54,017	2,588	56,605
2026	37,149	2,506	39,655
Thereafter	54,088	4,774	58,862
Total lease payments	354,074	16,553	370,627
Less: Interest	(63,920)	(3,433)	(67,353)
Present value of lease liabilities	$290,154	$13,120	$303,274
As of June 30, 2022, we had an estimated net $50 million cancellable commitment, which includes a potential lease, associated with a future site of a center of excellence for medical supplies and logistics in Morgantown, West Virginia.

Note 10—Income Taxes

The effective tax rate was 25.6% and 21.7% for the three and six months ended June 30, 2022, compared to 21.8% and 23.2% in the same periods of 2021. The change in these rates resulted primarily from the mixture of income and losses in jurisdictions in which we operate, offset by the incremental income tax benefit associated with the vesting of restricted stock recorded in the six months ended June 30, 2022. The liability for unrecognized tax benefits was $21.7 million at June 30, 2022 and $21.4 million at December 31, 2021. Included in the liability at June 30, 2022 and December 31, 2021 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 11—Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$28,604	$65,896	$67,884	$135,486

Weighted average shares outstanding - basic	74,710	72,818	74,158	72,474
Dilutive shares	1,587	2,987	2,011	2,791
Weighted average shares outstanding - diluted	76,297	75,805	76,169	75,265

Net income per common share:
Basic	$0.38	$0.90	$0.92	$1.87
Diluted	$0.37	$0.87	$0.89	$1.80

Note 12—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 13—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component for the three and six months ended June 30, 2022 and 2021:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, March 31, 2022	$(14,408)	$(26,781)	$—	$(41,189)
Other comprehensive (loss) income before reclassifications	—	(18,831)	2,044	(16,787)
Income tax	—	—	(532)	(532)
Other comprehensive (loss) income before reclassifications, net of tax	—	(18,831)	1,512	(17,319)
Amounts reclassified from accumulated other comprehensive loss	386	—	1,692	2,078
Income tax	(89)	—	(440)	(529)
Amounts reclassified from accumulated other comprehensive loss, net of tax	297	—	1,252	1,549
Other comprehensive (loss) income	297	(18,831)	2,764	(15,770)
Accumulated other comprehensive (loss) gain, June 30, 2022	$(14,111)	$(45,612)	$2,764	$(56,959)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, March 31, 2021	$(18,326)	$(12,280)	$—	$(30,606)
Other comprehensive loss before reclassifications	—	(2,448)	—	(2,448)
Income tax	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(2,448)	—	(2,448)
Amounts reclassified from accumulated other comprehensive loss	48	—	—	48
Income tax	(12)	—	—	(12)
Amounts reclassified from accumulated other comprehensive loss, net of tax	36	—	—	36
Other comprehensive income (loss)	36	(2,448)	—	(2,412)
Accumulated other comprehensive loss, June 30, 2021	$(18,290)	$(14,728)	$—	$(33,018)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive (loss) income before reclassifications	—	(19,618)	2,044	(17,574)
Income tax	—	—	(532)	(532)
Other comprehensive (loss) income before reclassifications, net of tax	—	(19,618)	1,512	(18,106)
Amounts reclassified from accumulated other comprehensive loss	635	—	1,692	2,327
Income tax	(149)	—	(440)	(589)
Amounts reclassified from accumulated other comprehensive loss, net of tax	486	—	1,252	1,738
Other comprehensive (loss) income	486	(19,618)	2,764	(16,368)
Accumulated other comprehensive (loss) gain, June 30, 2022	$(14,111)	$(45,612)	$2,764	$(56,959)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive (loss) income before reclassifications	—	(14,710)	2,426	(12,284)
Income tax	—	—	(611)	(611)
Other comprehensive (loss) income before reclassifications, net of tax	—	(14,710)	1,815	(12,895)
Amounts reclassified from accumulated other comprehensive loss	204	—	25,518	25,722
Income tax	(47)	—	(7,289)	(7,336)
Amounts reclassified from accumulated other comprehensive loss, net of tax	157	—	18,229	18,386
Other comprehensive income (loss)	157	(14,710)	20,044	5,491
Accumulated other comprehensive loss, June 30, 2021	$(18,290)	$(14,728)	$—	$(33,018)
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Products & Healthcare Services	$1,927,388	$2,255,820	$4,061,429	$4,365,265
Patient Direct	572,627	233,640	845,538	450,729
Consolidated net revenue	$2,500,015	$2,489,460	$4,906,967	$4,815,994

Operating income:
Products & Healthcare Services	$61,243	$101,229	$150,325	$251,647
Patient Direct	52,332	14,305	68,125	26,569
Intangible amortization	(30,888)	(10,026)	(41,156)	(20,052)
Acquisition-related and exit and realignment charges	(7,602)	(8,624)	(41,150)	(14,587)
Consolidated operating income	$75,085	$96,884	$136,144	$243,577

Depreciation and amortization:
Products & Healthcare Services	$19,209	$18,847	$38,203	$38,007
Patient Direct	53,952	3,753	59,083	7,494
Consolidated depreciation and amortization	$73,161	$22,600	$97,286	$45,501

Capital expenditures:
Products & Healthcare Services	$18,418	$11,806	$29,061	$18,270
Patient Direct	36,320	252	36,638	411
Consolidated capital expenditures	$54,738	$12,058	$65,699	$18,681

	June 30, 2022	December 31, 2021
Total assets:
Products & Healthcare Services	$2,968,089	$3,012,303
Patient Direct	2,530,783	468,536
Segment assets	5,498,872	3,480,839
Cash and cash equivalents	56,406	55,712
Consolidated total assets	$5,555,278	$3,536,551

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
United States	$2,376,573	$2,336,673	$4,638,592	$4,519,428
International	123,442	152,787	268,375	296,566
Consolidated net revenue	$2,500,015	$2,489,460	$4,906,967	$4,815,994

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
Net income per diluted share was $0.37 and $0.89 for the three and six months ended June 30, 2022 as compared to $0.87 and $1.80 for the three and six months ended June 30, 2021. Products & Healthcare Services segment operating income was $61.2 million and $150 million for the three and six months ended June 30, 2022, compared to $101 million and $252 million for the three and six months ended June 30, 2021. The decreases were primarily the result of lower hospital demand, the reduction of glove cost pass through, and headwinds created by macroeconomic conditions, including accelerating inflationary pressures, supply chain issues, and rising interest rates, partially offset by operating efficiencies and productivity gains derived from the Owens & Minor business system. Patient Direct segment operating income was $52.3 million and $68.1 million for the three and six months ended June 30, 2022, compared to $14.3 million and $26.6 million for the three and six months ended June 30, 2021. The increase was primarily the result of the inclusion of Apria in the Patient Direct segment since the Acquisition Date, strong revenue growth in our Byram business, leveraging our fixed costs, and operating efficiencies, partially offset by accelerating inflationary pressures. Net income per diluted share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.05 and $0.08 for the three and six months ended June 30, 2022.

COVID-19 Update
We are closely monitoring the impact of the 2019 novel coronavirus (COVID-19), including its variants and sub-variants, on all aspects of our business, including our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
We are unable to predict the timing of the pandemic and the full impact that COVID-19 will have on our future operating results, financial position and cash flows due to numerous variables and continued uncertainties. Transportation and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in certain locations, including within Asia. Essential activity exceptions from these restrictions have allowed us to continue to operate but virus containment efforts have resulted in additional direct costs from supply chain challenges. Although we have experienced growth in sales volumes for certain of our products (such as personal protective equipment (PPE)) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic.

Philips Respironics Recall
In June 2021, one of Apria's suppliers, Philips Respironics, announced a voluntary recall (Recall) for continuous and non-continuous ventilators (certain continuous positive airway pressure (CPAP), BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (FDA) has since identified this as a Class I recall, the most serious category of recall. Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, we will likely devote substantial time and resources to coordinating recall-related activity and to supporting our home healthcare patients’ needs. This Recall may cause us to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The Recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.
We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the Recall. There is an equipment shortage in the industry and the Recall or other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Results of Operations

Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Products & Healthcare Services	$1,927,388	$2,255,820	$(328,432)	(14.6)%
Patient Direct	572,627	233,640	338,987	145.1%
Net revenue	$2,500,015	$2,489,460	$10,555	0.4%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Products & Healthcare Services	$4,061,429	$4,365,265	$(303,836)	(7.0)%
Patient Direct	845,538	450,729	394,809	87.6%
Net revenue	$4,906,967	$4,815,994	$90,973	1.9%

The increase in net revenue in our Patient Direct segment for the three and six months ended June 30, 2022 was driven by the acquisition of Apria on March 29, 2022 and continued strong performance in our Byram business. The decrease in net revenue in our Products & Healthcare Services segment for the three and six months ended June 30, 2022 reflected lower hospital demand and the reduction of glove cost pass through. Foreign currency translation had an unfavorable impact on net revenue of $12.6 million and $21.1 million for the three and six months ended June 30, 2022 as compared to the prior year.

Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of goods sold	$1,967,510	$2,089,392	$(121,882)	(5.8)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of goods sold	$4,001,014	$3,973,175	$27,839	0.7%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, depreciation of certain property and equipment, product costs, and material and overhead costs. Cost of goods sold compared to prior year reflects the inclusion of Apria since the Acquisition Date, changes in sales activity, including product mix, accelerating inflationary pressures, and supply chain issues.

Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross margin	$532,505	$400,068	$132,437	33.1%
As a % of net revenue	21.30%	16.07%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross margin	$905,953	$842,819	$63,134	7.5%
As a % of net revenue	18.46%	17.50%
Gross margin increase in the three and six months ended June 30, 2022 was driven by inclusion of Apria in the Patient Direct segment since the Acquisition Date and sales mix, partially offset by lower hospital demand, the reduction of glove cost pass through, accelerating inflationary pressures, and supply chain issues. Foreign currency translation had an unfavorable impact on gross margin of $6.9 million and $10.8 million for the three and six months ended June 30, 2022 as compared to the prior year.

Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Distribution, selling and administrative expenses	$452,813	$294,096	$158,717	54.0%
As a % of net revenue	18.11%	11.81%
Acquisition-related and exit and realignment charges	$7,602	$8,624	$(1,022)	(11.9)%
Other operating (income) expense, net	$(2,995)	$464	$(3,459)	(745.5)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Distribution, selling and administrative expenses	$732,553	$586,796	$145,757	24.8%
As a % of net revenue	14.93%	12.18%
Acquisition-related and exit and realignment charges	$41,150	$14,587	$26,563	182.1%
Other operating (income) expense, net	$(3,894)	$(2,141)	$(1,753)	(81.9)%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements in our Products & Healthcare Services segment. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by inclusion of Apria in our results since the Acquisition Date, and accelerating inflationary pressures for the three and six months ended June 30, 2022, partially offset by operating efficiencies and productivity gains derived from the Owens & Minor business system, and changes in accrued incentive compensation. DS&A expenses also included a favorable impact for foreign currency translation of $1.5 million and $2.4 million for the three and six months ended June 30, 2022.
Acquisition-related charges were $6.4 million and $38.3 million for the three and six months ended June 30, 2022 as compared to no acquisition-related charges for the three and six months ended June 30, 2021. Acquisition-related charges in 2022 consisted primarily of costs related to the Apria acquisition. Exit and realignment charges were $1.2 million and $2.9 million for the three and six months ended June 30, 2022, which consisted primarily of severance and other charges associated with the reorganization of our segments. Exit and realignment charges were $8.6 million and $14.6 million for the three and six months ended June 30, 2021 and consisted primarily of an increase in reserves associated with certain retained assets of Fusion5, IT restructuring charges and other costs related to the reorganization of the U.S. operations.

The change in other operating (income) expense, net for the three and six months ended June 30, 2022 includes the impact of foreign currency transaction gains, as compared to foreign currency transaction losses for the three months ended June 30, 2021 and foreign currency gains for the six months ended June 30, 2021.

Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense, net	$35,839	$11,540	$24,299	210.6%
Effective interest rate	5.26%	4.30%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense, net	$47,858	$25,212	$22,646	89.8%
Effective interest rate	5.12%	4.94%

Interest expense, net and the effective interest rate for the three and six months ended June 30, 2022 increased primarily due to the increase in debt associated with the Apria Acquisition on March 29, 2022. See Note 6 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt.

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Loss on extinguishment of debt	$—	$40,433	$(40,433)	(100.0)%

Loss on extinguishment of debt for the six months ended June 30, 2021 includes the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million.

Other expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Other expense, net	$783	$1,028	$(245)	(23.8)%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Other expense, net	$1,565	$1,598	$(33)	(2.1)%

Other expense, net for the three and six months ended June 30, 2022 and 2021 represents interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax provision	$9,859	$18,420	$(8,561)	(46.5)%
Effective tax rate	25.6%	21.8%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax provision	$18,837	$40,848	$(22,011)	(53.9)%
Effective tax rate	21.7%	23.2%

The change in the effective tax rate for the three and six months ended June 30, 2022 compared to the same periods in 2021 resulted primarily from the mixture of income and losses in jurisdictions in which we operate offset by the incremental income tax benefit associated with the vesting of restricted stock recorded in the six months ended June 30, 2022.

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

	June 30, 2022	December 31, 2021	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$56,406	$55,712	$694	1.2%
Accounts receivable, net of allowances	$743,853	$681,564	$62,289	9.1%
Consolidated DSO (1)	26.0	24.6
Merchandise inventories	$1,525,331	$1,495,972	$29,359	2.0%
Inventory days (2)	70.5	64.7
Accounts payable	$1,137,337	$1,001,959	$135,378	13.5%
    (1) Based on period end accounts receivable and net revenue for the quarters ended June 30, 2022 and December 31, 2021.
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended June 30, 2022 and December 31, 2021.
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
Net cash provided by (used for):
Operating activities	$169,524	$12,406
Investing activities	(1,745,299)	(18,659)
Financing activities	1,580,633	(64,788)
Effect of exchange rate changes	(3,864)	(1,718)
Net increase (decrease) in cash, cash equivalents and restricted cash	$994	$(72,759)

Cash provided by operating activities in the first six months of 2022 and 2021 reflected cash generated by net income along with changes in working capital.

Cash used for investing activities in the first six months of 2022 included cash paid for the acquisition of Apria of $1.7 billion and capital expenditures of $65.7 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software. Cash used for investing activities in the first six months of 2021 included capital expenditures of $18.7 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software.
Cash used for financing activities in the first six months of 2022 included borrowings under our revolving credit facility, net and accounts receivable securitization program of $30.0 million compared to net repayments of $5.0 million for the same period of 2021. Gross issuances and repayments under our amended accounts receivable securitization program were $347.8 million and $402.8 million for the first six months of 2022. We also had proceeds from borrowings of $1.7 billion related to the 2030 Unsecured Notes, Term Loan A, and Term Loan B for the first six months of 2022, compared to $500 million related to the 2029 Unsecured Notes for the first six months of 2021. We also paid $41.5 million in financing costs in the first six months of 2022, as compared to $12.9 million for the same period of 2021. Payments for taxes related to the vesting of restricted stock awards were $44.4 million and $19.1 million for the first six months of 2022 and 2021, which are included in Other, net. Financing activities in the first six months of 2021 included repayments of $523 million on our previous Term Loan A-2 and previous Term Loan B. In addition, we paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during the first six months of 2021.

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
At June 30, 2022, we had no borrowings and letters of credit of $28.0 million outstanding under our Revolving Credit Agreement. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our Revolving Credit Agreement. At June 30, 2022 and December 31, 2021, we had $422 million and $291 million, available for borrowing under our Revolving Credit Agreement. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Facility for $2.1 million and $2.2 million as of June 30, 2022 and December 31, 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 2024 Notes, and the parties secured under the credit agreements (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions.
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
The Revolving Credit Agreement, Term Loan A, Term Loan B, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2022.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2022 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries totaled $23.0 million and $26.9 million at June 30, 2022 and December 31, 2021. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of June 30, 2022. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2022 for all our foreign subsidiaries.
Impact of Inflation
The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. We have recently experienced inflationary pressure and higher costs as a result of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in cost of raw materials and finished goods are due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. Additionally, it is not certain that we will be able to pass elevated costs onto customers in an effort to offset inflationary pressures. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.

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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Six Months Ended June 30, 2022
(Dollars in thousands)
Net revenue(1)	$4,771,148
Gross margin	839,511
Operating income	100,937
Net income	48,825
(1)Includes $140 million in sales to non-guarantor subsidiaries for the six months ended June 30, 2022.

Summarized Consolidated Balance Sheets - Guarantor Group	June 30, 2022	December 31, 2021
(Dollars in thousands)
Total current assets	$1,648,833	$1,449,917
Total assets	4,915,785	2,807,581
Current liabilities	1,643,705	1,399,499
Total liabilities	4,464,205	2,422,542

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	June 30, 2022	December 31, 2021
(Dollars in thousands)
Total current assets	$1,718,358	$1,514,724
Total assets	4,839,246	2,729,455
Current liabilities	1,567,372	1,341,691
Total liabilities	4,423,123	2,398,694

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2022.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•our ability to achieve revenue and operating income goals may be affected by: COVID-19 related factors, risks and challenges, including among others, the length of time that the pandemic continues, and any worsening of the pandemic, including through any new variant strains of the underlying virus, or future pandemics, related governmental responses, the effectiveness, availability, and public acceptance of vaccines, a decrease in revenue ultimately resulting in less cash flow, longer duration in receivables collection, the need to expedite payments to important suppliers may grow, shifts in demand away from certain products we manufacture and distribute, reduced workforces which may be caused by, but not limited to, the temporary inability of the workforce to work due to illness, quarantine, or government vaccine and other mandates, temporary production and distribution center and office closures due to reduced workforces or government vaccine and other mandates, availability of raw materials, potential labor negotiations or disputes, changes in the types and numbers of businesses that compete with us, including non-traditional competitors, and the aggressiveness of that competition, impacts of the pandemic or future pandemics on other third parties with whom we conduct business, the healthcare industry, and the broader business environment, and trends in elective surgeries and other healthcare spending not directly associated with COVID-19;
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
•our ability to continue to comply with the terms and conditions of Apria’s Corporate Integrity Agreement; and
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the three months ended March 31, 2022.
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
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement. Excluding deferred financing costs and third party fees, we had $500 million in borrowings under our Term Loan A, $600 million in borrowings under our Term Loan B, no borrowings under our revolving credit facility, $175 million in borrowings under our Receivables Financing Agreement and $28.0 million in letters of credit under the Revolving Credit Agreement at June 30, 2022. After considering the effects of an interest rate swap agreement entered into during April 2022, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $8.8 million per year based on our borrowings outstanding at June 30, 2022.
Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.92 and $3.06 per gallon in the first six months of 2022 and 2021. Based on our fuel consumption in the first six months of 2022, we estimate that every 10 cents per gallon increase in the benchmark would directly reduce our operating income by approximately $0.4 million on an annualized basis. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with the Apria Acquisition, we are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of our integration activities which may result in periodic changes. Such changes will be disclosed as required by applicable SEC guidance.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the first quarter of 2022, we acquired Apria, Inc. This acquisition represented $2.0 billion of total assets and $310 million of revenues as of and for the six months ended June 30, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of Apria, Inc.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2021. Through June 30, 2022, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the three months ended March 31, 2022. Through June 30, 2022, there have been no material changes in the risk factors described in such Annual Report and First Quarter 2022 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of June 30, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Item 6. Exhibits

(a)Exhibits

2.1
Agreement and Plan of Merger, dated as of January 7, 2022, by and among Owens & Minor, Inc., StoneOak Merger Sub Inc. and Apria, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 10, 2022, File No. 001-09810).

3.1	Amended and Restated Bylaws of the Company effective June 1, 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 3.1, dated June 1, 2022)

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

10.1	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan - (incorporated herein by reference to our Form 10-Q, Exhibit 10.7, dated May 3, 2022)

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

Owens & Minor, Inc.
(Registrant)

Date:	August 3, 2022	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	August 3, 2022	/s/ Andrew G. Long
Andrew G. Long
Executive Vice President & Chief Financial Officer