Form 10-Q
period 2022-09-30
OWENS & MINOR INC/VA/
filed 2022-11-02
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 27, 2022 was 76,234,454 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net revenue	$2,497,401	$2,502,175	$7,404,368	$7,318,169
Cost of goods sold	1,984,122	2,173,336	5,985,136	6,146,511
Gross margin	513,279	328,839	1,419,232	1,171,658
Distribution, selling and administrative expenses	445,259	262,457	1,177,812	849,255
Acquisition-related and exit and realignment charges	8,898	6,380	50,048	20,967
Other operating income, net	(1,125)	(2,873)	(5,020)	(5,016)
Operating income	60,247	62,875	196,392	306,452
Interest expense, net	39,869	11,572	87,727	36,784
Loss on extinguishment of debt	—	—	—	40,433
Other expense, net	783	799	2,347	2,397
Income before income taxes	19,595	50,504	106,318	226,838
Income tax provision	7,098	6,375	25,937	47,224
Net income	$12,497	$44,129	$80,381	$179,614

Net income per common share:
Basic	$0.17	$0.60	$1.08	$2.47
Diluted	$0.16	$0.58	$1.05	$2.38
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income	$12,497	$44,129	$80,381	$179,614
Other comprehensive income (loss) net of tax:
Currency translation adjustments	(19,986)	(12,014)	(39,604)	(26,724)
Change in unrecognized net periodic pension costs	288	395	774	552
Change in gains and losses on derivative instruments	9,167	—	11,931	20,044
Total other comprehensive (loss), net of tax	(10,531)	(11,619)	(26,899)	(6,128)
Comprehensive income	$1,966	$32,510	$53,482	$173,486

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2022	2021
Assets
Current assets
Cash and cash equivalents	$76,770	$55,712
Accounts receivable, net of allowances of $11,016 and $18,003	751,970	681,564
Merchandise inventories	1,508,443	1,495,972
Other current assets	104,734	88,564
Total current assets	2,441,917	2,321,812
Property and equipment, net of accumulated depreciation of $414,920 and $334,500	575,799	317,235
Operating lease assets	275,833	194,006
Goodwill	1,631,336	390,185
Intangible assets, net	464,077	209,745
Other assets, net	149,620	103,568
Total assets	$5,538,582	$3,536,551
Liabilities and equity
Current liabilities
Accounts payable	$1,156,230	$1,001,959
Accrued payroll and related liabilities	106,618	115,858
Other current liabilities	339,526	226,204
Total current liabilities	1,602,374	1,344,021
Long-term debt, excluding current portion	2,547,059	947,540
Operating lease liabilities, excluding current portion	215,022	162,241
Deferred income taxes	83,473	35,310
Other liabilities	123,817	108,938
Total liabilities	4,571,745	2,598,050
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,217 shares and 75,433 shares	152,434	150,865
Paid-in capital	413,894	440,608
Retained earnings	467,999	387,619
Accumulated other comprehensive loss	(67,490)	(40,591)
Total equity	966,837	938,501
Total liabilities and equity	$5,538,582	$3,536,551
See accompanying notes to consolidated financial statements.

    Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$80,381	$179,614
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	155,438	68,142
Share-based compensation expense	15,765	19,078
Loss on extinguishment of debt	—	40,433
Provision for losses on accounts receivable	5,289	19,270
Deferred income tax expense (benefit)	2,991	(18,286)
Changes in operating lease right-of-use assets and lease liabilities	922	1,190
Gain on sale and dispositions of property and equipment	(17,002)	—
Changes in operating assets and liabilities:
Accounts receivable	7,417	(84,381)
Merchandise inventories	(6,823)	(284,188)
Accounts payable	30,424	120,821
Net change in other assets and liabilities	(45,423)	(8,341)
Other, net	8,666	20,484
Cash provided by operating activities	238,045	73,836
Investing activities:
Acquisition, net of cash acquired	(1,684,607)	—
Additions to property and equipment	(109,275)	(26,446)
Additions to computer software	(5,873)	(6,179)
Proceeds from sale of property and equipment	29,720	41
Other, net	(1,670)	—
Cash used for investing activities	(1,771,705)	(32,584)
Financing activities:
Proceeds from issuance of debt	1,691,000	574,900
Borrowings (repayments) under revolving credit facility, net and accounts receivable securitization program	30,000	(90,900)
Repayments of debt	(3,000)	(553,140)
Borrowings under amended accounts receivable securitization program	697,700	—
Repayments under amended accounts receivable securitization program	(770,700)	—
Financing costs paid	(42,602)	(13,912)
Cash dividends paid	—	(548)
Payment for termination of interest rate swaps	—	(15,434)
Other, net	(41,813)	(18,188)
Cash provided by (used for) financing activities	1,560,585	(117,222)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,752)	(2,454)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,173	(78,424)
Cash, cash equivalents and restricted cash at beginning of period	72,035	134,506
Cash, cash equivalents and restricted cash at end of period	$93,208	$56,082
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$33,568	$83,606
Interest paid	$61,889	$32,035
Noncash investing activity:
Unpaid purchases of property and equipment and software at end of period	$63,158	$—
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income				39,279		39,279
Other comprehensive loss					(598)	(598)
Share-based compensation expense, exercises and other	653	1,307	(30,867)			(29,560)
Balance, March 31, 2022	76,086	152,172	409,741	426,898	(41,189)	947,622
Net income				28,604		28,604
Other comprehensive loss					(15,770)	(15,770)
Share-based compensation expense, exercises and other	85	171	(1,968)			(1,797)
Balance, June 30, 2022	76,171	152,343	407,773	455,502	(56,959)	958,659
Net income				12,497		12,497
Other comprehensive loss					(10,531)	(10,531)
Share-based compensation expense, exercises and other	46	91	6,121			6,212
Balance, September 30, 2022	76,217	$152,434	$413,894	$467,999	$(67,490)	$966,837

Balance, December 31, 2020	73,472	$146,944	$436,597	$167,022	$(38,509)	$712,054
Net income				69,589		69,589
Other comprehensive income					7,903	7,903
Dividends declared ($0.0025 per share)				(434)		(434)
Share-based compensation expense, exercises and other	1,628	3,256	(6,107)			(2,851)
Balance, March 31, 2021	75,100	150,200	430,490	236,177	(30,606)	786,261
Net income				65,896		65,896
Other comprehensive loss					(2,412)	(2,412)
Dividends declared ($0.0025 per share)				(187)		(187)
Share-based compensation expense, exercises and other	295	591	(2,130)			(1,539)
Balance, June 30, 2021	75,395	150,791	428,360	301,886	(33,018)	848,019
Net income				44,129		44,129
Other comprehensive loss					(11,619)	(11,619)
Dividends declared ($0.0025 per share)				(183)		(183)
Share-based compensation expense, exercises and other	34	67	6,592			6,659
Balance, September 30, 2021	75,429	$150,858	$434,952	$345,832	$(44,637)	$887,005
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
Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. Beginning with the quarter ended March 31, 2022, we have reported financial results using this two segment structure and have recast our prior year segment results on the same basis.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in Other assets, net as of September 30, 2022 and December 31, 2021 primarily represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives related to wind-down costs of Fusion5.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$76,770	$55,712
Restricted cash included in Other assets, net	16,438	16,323
Total cash, cash equivalents, and restricted cash	$93,208	$72,035

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
Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $148 million and $299 million in revenue related to equipment we rent to patients for the three and nine months ended September 30, 2022. Equipment rental revenue was not material in the prior year.

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
The following table presents the preliminary estimated fair value of the assets acquired and liabilities assumed recognized as of the Acquisition Date. The fair value and useful lives of tangible and intangible assets acquired have been estimated based on various valuation methods, including the income and cost approach, using several significant unobservable inputs including, but not limited to projected cash flows and a discount rate. These inputs are considered Level 3 inputs. The allocation of purchase price to assets and liabilities acquired is not yet complete, as valuations of tangible and intangible assets and liabilities are still in process. The updated preliminary purchase price allocation resulted in an approximate $8.3 million reduction in intangible amortization expense during the three months ended September 30, 2022 that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the Acquisition Date. This reduction resulted from a reallocation of intangible assets value to those with longer useful lives as compared to the purchase price allocation originally estimated as of the Acquisition Date.

	Preliminary Fair Value Originally Estimated as of Acquisition Date(1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$142,136	$(1,968)	$140,168
Goodwill	1,267,079	(17,601)	1,249,478
Intangible assets	295,466	17,334	312,800
Other non-current assets	371,320	(11,149)	360,171
Total assets	$2,076,001	$(13,384)	$2,062,617
Liabilities assumed:
Current liabilities	$241,266	$5,012	$246,278
Noncurrent liabilities	150,128	(18,396)	131,732
Total liabilities	391,394	(13,384)	378,010
Fair value of net assets acquired, net of cash	$1,684,607	$—	$1,684,607

(1) As previously reported in our first quarter 2022 Form 10-Q.
Current assets acquired includes $89.3 million in fair value of receivables, which reflects the approximate amount contractually owed. We are amortizing the preliminary fair value of acquired intangible assets, primarily customer relationships, including payor and capitated relationships, and trade names over their estimated weighted average useful lives of one to 15 years.
Goodwill of $1.2 billion, which we assigned to our Patient Direct segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the home healthcare business. Approximately $32 million of the goodwill is expected to be deductible for income tax purposes.
The following table provides pro forma results of net revenue and net (loss) income for the three and nine months ended September 30, 2022 and 2021 as if Apria was acquired on January 1, 2021. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$2,497,401	$2,789,372	$7,681,481	$8,166,919
Net income (loss)	$12,497	$66,935	$(39,696)	$227,540
Pro forma net loss of $39.7 million for the nine months ended September 30, 2022 includes pro forma adjustments for interest expense of $20.8 million and amortization of intangible assets of $10.9 million, which reflects the updated preliminary purchase price allocation. The pro forma net loss also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition. Revenue and net income of Apria since the Acquisition Date for the three months ended September 30, 2022 included in the consolidated statement of operations were $310 million and $0.7 million, respectively. Revenue and net loss of Apria since the Acquisition Date included in the consolidated statement of operations for the nine months ended September 30, 2022 were $620 million and $38.4 million, respectively.

Note 4—Goodwill and Intangible Assets

In connection with our new segment structure, which began in the first quarter of 2022, goodwill is now reported as part of Products & Healthcare Services or Patient Direct. There was no change to our underlying reporting units as part of that segment change and therefore no reallocation of goodwill. The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through September 30, 2022:

	Products & Healthcare Services	Patient Direct	Consolidated
Carrying amount of goodwill, December 31, 2021	$106,280	$283,905	$390,185
Acquisitions	(532)	1,249,478	1,248,946
Currency translation adjustments	(7,795)	—	(7,795)
Carrying amount of goodwill, September 30, 2022	$97,953	$1,533,383	$1,631,336

Intangible assets subject to amortization at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022			December 31, 2021
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$434,582	$202,000	$79,062	$275,526	$90,000	$43,189
Accumulated amortization	(182,741)	(45,203)	(23,623)	(146,168)	(33,242)	(19,560)
Net intangible assets	$251,841	$156,797	$55,439	$129,358	$56,758	$23,629
Weighted average useful life	12 years	10 years	7 years	10 years	11 years	8 years

At September 30, 2022 and December 31, 2021, $142 million and $164 million in net intangible assets were held in the Products & Healthcare Services segment and $322 million and $45.7 million were held in the Patient Direct segment. Amortization expense for intangible assets was $14.3 million and $10.0 million for the three months ended September 30, 2022 and 2021 and $55.5 million and $30.1 million for the nine months ended September 30, 2022 and 2021. At September 30, 2022, customer relationships, tradenames, and other intangibles include preliminary estimated fair values of assets acquired as part of the Apria Acquisition.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is approximately $22 million for the remainder of 2022, $82 million for 2023, $65 million for 2024, $55 million for 2025, $54 million for 2026 and $47 million for 2027.

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
Exit and realignment charges by segment for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Products & Healthcare Services	$1,983	$5,091	$4,396	$18,933
Patient Direct	—	1,289	483	2,034
Total exit and realignment charges	$1,983	$6,380	$4,879	$20,967

The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2022 and 2021:

Total
Accrued exit and realignment costs, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	811
Other	871
Cash payments	(6,903)
Accrued exit and realignment costs, March 31, 2022	3,085
Provision for exit and realignment activities:
Severance	246
Other	968
Cash payments	(3,477)
Accrued exit and realignment costs, June 30, 2022	822
Provision for exit and realignment activities:
Other	1,251
Cash payments	(1,693)
Accrued exit and realignment costs, September 30, 2022	$380

Accrued exit and realignment costs, December 31, 2020	$3,146
Provision for exit and realignment activities:
Information system restructuring costs	1,029
Lease obligations	347
Other	781
Cash payments	(2,915)
Accrued exit and realignment costs, March 31, 2021	2,388
Provision for exit and realignment activities:
Information system restructuring costs	1,611
Lease obligations	(126)
Other	989
Cash payments	(2,302)
Accrued exit and realignment costs, June 30, 2021	2,560
Provision for exit and realignment activities:
Information system restructuring costs	1,506
Lease obligations	107
Other	3,142
Cash payments	(4,199)
Accrued exit and realignment costs, September 30, 2021	$3,116
In addition to the exit and realignment accruals in the preceding table, we also incurred $0.7 million of costs that were expensed as incurred for the three and nine months ended September 30, 2022, which related to an increase in reserves associated with certain retained assets of Fusion5. We incurred $1.6 million and $11.6 million of costs that were expensed as incurred for the three and nine months ended September 30, 2021, which primarily includes $1.5 million and $9.6 million of wind-down costs related to Fusion5 for the three and nine months ended September 30, 2021.

Acquisition-related charges within acquisition-related and exit and realignment charges presented in our consolidated statements of operations were $6.9 million and $45.2 million for the three and nine months ended September 30, 2022, which consisted primarily of costs related to the Apria Acquisition. There were no acquisition-related charges included within acquisition-related and exit and realignment charges presented in our consolidated statements of operations for the three and nine months ended September 30, 2021.
We do not expect material additional costs in 2022 for activities that were initiated through September 30, 2022.

Note 6—Debt

Debt consists of the following:

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Receivables securitization program	$153,823	$157,000	$197,026	$200,000
4.375% Senior Notes, due December 2024	245,436	239,179	245,086	263,263
Term Loan A	490,278	500,000	—	—
4.500% Senior Notes, due March 2029	492,469	394,855	491,656	515,225
Term Loan B	577,062	585,806	—	—
6.625% Senior Notes, due April 2030	584,934	526,968	—	—
Finance leases and other	17,777	17,777	15,809	15,809
Total debt	2,561,779	2,421,585	949,577	994,297
Less current maturities	(14,720)	(14,720)	(2,037)	(2,037)
Long-term debt	$2,547,059	$2,406,865	$947,540	$992,260

We have $246 million, excluding deferred financing costs and third party fees, of 4.375% senior notes due in December 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined) plus 30 basis points.
In March 2021, we issued $500 million, excluding deferred financing costs and third party fees, of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On March 29, 2022, we completed the sale of $600 million in aggregate principal amount of our 6.625% senior notes due in April 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%. We may redeem all or part of the 2030 Unsecured Notes, prior to April 1, 2025, at a price equal to 100% of the principal amount of the 2030 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 29, 2022 (the New Indenture). From and after April 1, 2025, we may redeem all or part of the 2030 Unsecured Notes at the applicable redemption prices described in the New Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 40% of the aggregate principal amount of 2030 Unsecured Notes at any time prior to April 1, 2025, at a redemption price equal to 106.625% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
At September 30, 2022, we had no borrowings and letters of credit of $27.9 million under our Revolving Credit Agreement. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our Revolving Credit Agreement. At September 30, 2022 and December 31, 2021, we had $422 million and $291 million available for borrowing under our Revolving Credit Agreement. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Agreement for $2.3 million and $2.2 million as of September 30, 2022 and December 31, 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
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
The Revolving Credit Agreement, Term Loan A, Term Loan B, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2022.
As of September 30, 2022, scheduled future principal payments of debt, excluding finance leases and other, were $1.5 million in 2022, $15.4 million in 2023, $274 million in 2024, of which $254 million is due in December 2024, $197 million in 2025, $43.5 million in 2026, $403 million in 2027, $6.0 million in 2028, $1.1 billion in 2029, and $600 million in 2030. Current maturities at September 30, 2022 include $6.3 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B and $2.5 million in current portion of finance leases.

Note 7—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). As of September 30, 2022 and December 31, 2021, the accumulated benefit obligation of the U.S. Retirement Plan was $48.3 million and $50.2 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$603	$693	$1,853	$2,106
Interest cost	516	443	1,559	1,337
Recognized net actuarial loss	267	353	801	1,060
Net periodic benefit cost	$1,386	$1,489	$4,213	$4,503

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
We determine the fair value of our foreign currency derivatives and interest rate swaps based on observable market-based inputs or unobservable inputs that are corroborated by market data. We do not view the fair value of our derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying exposure. All derivatives are carried at fair value in our consolidated balance sheets. We consider the risk of counterparty default to be minimal. We report cash flows from our hedging instruments in the same cash flow statement category as the hedged items.
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of September 30, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$400,000	March 2027	Other assets, net	$16,123	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$54,062	October 2022	Other current assets	$97	Other current liabilities	$273
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

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2022:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three months ended September 30, 2022	Nine months ended September 30, 2022		Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2022	Nine months ended September 30, 2022
Interest rate swaps	$12,153	$14,197	Interest expense, net	$39,869	$87,727	$(234)	$(1,926)
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

For the three and nine months ended September 30, 2022 we recognized losses of $1.8 million and $3.2 million associated with our economic (non-designated) foreign currency contracts. For the three and nine months ended September 30, 2021 we recognized losses of $0.9 million and $2.5 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating income, net for our foreign exchange contracts.

Note 9—Leases

The components of lease expense were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2022	2021	2022	2021
Operating lease cost	DS&A Expenses	$24,231	$15,307	$64,832	$44,098
Finance lease cost:
Amortization of lease assets	DS&A Expenses	318	254	944	675
Interest on lease liabilities	Interest expense, net	304	315	915	916
Total finance lease cost		622	569	1,859	1,591
Short-term lease cost	DS&A Expenses, Cost of goods sold	1,207	225	2,363	708
Variable lease cost	DS&A Expenses, Cost of goods sold	10,390	4,349	24,418	13,009
Total lease cost		$36,450	$20,450	$93,472	$59,406

Variable lease cost consists of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient services equipment which are paid as incurred. Variable lease cost also includes expense associated with patient services equipment, which is based on equipment usage or a percentage of net revenues collected for specific products. Patient equipment lease expense is recorded in cost of goods sold in the consolidated statement of operations.
Supplemental balance sheet information is as follows:

	Classification	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	Operating lease assets	$275,833	$194,006
Finance lease assets	Property and equipment, net	10,754	8,896
Total lease assets		$286,587	$202,902
Liabilities:
Current
Operating	Other current liabilities	$72,990	$41,817
Finance	Other current liabilities	2,470	2,037
Noncurrent
Operating	Operating lease liabilities, excluding current portion	215,022	162,241
Finance	Long-term debt, excluding current portion	13,023	11,314
Total lease liabilities		$303,505	$217,409
The gross value recorded under finance leases was $20.0 million and $20.6 million with associated accumulated depreciation of $9.2 million and $11.7 million as of September 30, 2022 and December 31, 2021. Operating lease assets include $83.6 million in right-of-use assets and $86.8 million of operating lease liabilities associated with Apria as of September 30, 2022.

Other information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$63,488	$43,687
Financing cash flows from finance leases	$1,115	$726

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$64,325	$76,960

Weighted average remaining lease term (years)
Operating leases	4.3	5.2
Finance leases	5.9	6.9

Weighted average discount rate
Operating leases	6.9%	8.6%
Finance leases	10.8%	11.0%
Maturities of lease liabilities as of September 30, 2022 were as follows:

	Operating Leases (1)	Finance Leases	Total
2022	$24,060	$675	$24,735
2023	93,913	2,693	96,606
2024	80,267	2,641	82,908
2025	58,612	2,588	61,200
2026	41,058	2,506	43,564
Thereafter	49,224	4,774	53,998
Total lease payments	347,134	15,877	363,011
Less: Interest	(59,122)	(384)	(59,506)
Present value of lease liabilities	$288,012	$15,493	$303,505
(1) Operating lease payments exclude $40.2 million of legally binding lease payments for the Morgantown, West Virginia center of excellence for medical supplies and logistics lease signed, but not yet commenced.

Note 10—Income Taxes

The effective tax rate was 36.2% and 24.4% for the three and nine months ended September 30, 2022, compared to 12.6% and 20.8% in the same periods of 2021. The change in these rates resulted primarily from the mixture of income and losses in jurisdictions in which we operate, as well as the utilization of foreign tax benefits in the three and nine months ended September 30, 2021. The liability for unrecognized tax benefits was $22.1 million at September 30, 2022 and $21.4 million at December 31, 2021. Included in the liability at September 30, 2022 and December 31, 2021 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 11—Net Income per Common Share

The following summarizes the calculation of net income per common share attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net income	$12,497	$44,129	$80,381	$179,614

Weighted average shares outstanding - basic	74,905	73,215	74,376	72,649
Dilutive shares	1,510	2,743	1,835	2,754
Weighted average shares outstanding - diluted	76,415	75,958	76,211	75,403

Net income per common share:
Basic	$0.17	$0.60	$1.08	$2.47
Diluted	$0.16	$0.58	$1.05	$2.38

Note 12—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 13—Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive loss by component for the three and nine months ended September 30, 2022 and 2021:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2022	$(14,111)	$(45,612)	$2,764	$(56,959)
Other comprehensive (loss) income before reclassifications	—	(19,986)	12,153	(7,833)
Income tax	—	—	(3,159)	(3,159)
Other comprehensive (loss) income before reclassifications, net of tax	—	(19,986)	8,994	(10,992)
Amounts reclassified from accumulated other comprehensive (loss) income	374	—	234	608
Income tax	(86)	—	(61)	(147)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	288	—	173	461
Other comprehensive income (loss)	288	(19,986)	9,167	(10,531)
Accumulated other comprehensive (loss) gain, September 30, 2022	$(13,823)	$(65,598)	$11,931	$(67,490)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, June 30, 2021	$(18,290)	$(14,728)	$—	$(33,018)
Other comprehensive loss before reclassifications	—	(12,014)	—	(12,014)
Income tax	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(12,014)	—	(12,014)
Amounts reclassified from accumulated other comprehensive loss	500	—	—	500
Income tax	(105)	—	—	(105)
Amounts reclassified from accumulated other comprehensive loss, net of tax	395	—	—	395
Other comprehensive income (loss)	395	(12,014)	—	(11,619)
Accumulated other comprehensive loss, September 30, 2021	$(17,895)	$(26,742)	$—	$(44,637)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive (loss) income before reclassifications	—	(39,604)	14,197	(25,407)
Income tax	—	—	(3,691)	(3,691)
Other comprehensive (loss) income before reclassifications, net of tax	—	(39,604)	10,506	(29,098)
Amounts reclassified from accumulated other comprehensive (loss) income	1,009	—	1,926	2,935
Income tax	(235)	—	(501)	(736)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	774	—	1,425	2,199
Other comprehensive income (loss)	774	(39,604)	11,931	(26,899)
Accumulated other comprehensive (loss) gain, September 30, 2022	$(13,823)	$(65,598)	$11,931	$(67,490)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive (loss) income before reclassifications	—	(26,724)	2,426	(24,298)
Income tax	—	—	(611)	(611)
Other comprehensive (loss) income before reclassifications, net of tax	—	(26,724)	1,815	(24,909)
Amounts reclassified from accumulated other comprehensive loss	704	—	25,518	26,222
Income tax	(152)	—	(7,289)	(7,441)
Amounts reclassified from accumulated other comprehensive loss, net of tax	552	—	18,229	18,781
Other comprehensive income (loss)	552	(26,724)	20,044	(6,128)
Accumulated other comprehensive loss, September 30, 2021	$(17,895)	$(26,742)	$—	$(44,637)
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Products & Healthcare Services	$1,903,356	$2,256,295	$5,964,784	$6,621,560
Patient Direct	594,045	245,880	1,439,584	696,609
Consolidated net revenue	$2,497,401	$2,502,175	$7,404,368	$7,318,169

Operating income:
Products & Healthcare Services	$23,781	$64,415	$174,108	$316,062
Patient Direct	59,666	14,865	127,791	41,434
Intangible amortization	(14,302)	(10,025)	(55,459)	(30,077)
Acquisition-related and exit and realignment charges	(8,898)	(6,380)	(50,048)	(20,967)
Consolidated operating income	$60,247	$62,875	$196,392	$306,452

Depreciation and amortization:
Products & Healthcare Services	$19,121	$18,868	$57,325	$56,874
Patient Direct	39,030	3,774	98,113	11,268
Consolidated depreciation and amortization	$58,151	$22,642	$155,438	$68,142

Capital expenditures:
Products & Healthcare Services	$9,743	$13,498	$38,804	$31,768
Patient Direct	39,706	446	76,344	857
Consolidated capital expenditures	$49,449	$13,944	$115,148	$32,625

	September 30, 2022	December 31, 2021
Total assets:
Products & Healthcare Services	$2,952,570	$3,012,303
Patient Direct	2,509,242	468,536
Segment assets	5,461,812	3,480,839
Cash and cash equivalents	76,770	55,712
Consolidated total assets	$5,538,582	$3,536,551

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
United States	$2,410,790	$2,380,794	$7,049,382	$6,900,222
International	86,611	121,381	354,986	417,947
Consolidated net revenue	$2,497,401	$2,502,175	$7,404,368	$7,318,169

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
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a leading global healthcare solutions company. Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. Beginning with the quarter ended March 31, 2022, we have reported financial results using this two segment structure and have recast our prior period segment results on the same basis.
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
Net income per diluted share was $0.16 and $1.05 for the three and nine months ended September 30, 2022 as compared to $0.58 and $2.38 for the three and nine months ended September 30, 2021. Products & Healthcare Services segment operating income was $23.8 million and $174 million for the three and nine months ended September 30, 2022, compared to $64.4 million and $316 million for the three and nine months ended September 30, 2021. The decreases were primarily the result of overall reduced hospital demand, including reliance on stockpiles built up during the COVID-19 pandemic, the reduction of glove cost pass through, and headwinds created by macroeconomic conditions, including inflationary pressures, supply chain issues, and rising interest rates, partially offset by operating efficiencies and productivity gains derived from the Owens & Minor business system and changes in accrued incentive compensation. Patient Direct segment operating income was $59.7 million and $127.8 million for the three and nine months ended September 30, 2022, compared to $14.9 million and $41.4 million for the three and nine months ended September 30, 2021. The increase was primarily the result of the inclusion of Apria in the Patient Direct segment since the Acquisition Date, strong revenue growth in our Byram business, leveraging our fixed costs, and operating efficiencies, partially offset by inflationary pressures. Net income per diluted share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.04 and $0.13 for the three and nine months ended September 30, 2022.

COVID-19 Update
We continue to closely monitor the impact of the 2019 novel coronavirus (COVID-19), including its variants and sub-variants, on all aspects of our business, including our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our teammates, customers, suppliers and shareholders.
We are unable to predict the timing of the pandemic and the full impact that COVID-19 will have on our future operating results, financial position and cash flows due to numerous variables and continued uncertainties. Transportation and business operation restrictions arising from virus containment efforts of governments around the world have continued to impact our operations in certain locations, including within Asia. Essential activity exceptions from these restrictions have allowed us to continue to operate, but virus containment efforts have created supply chain challenges resulting in additional direct costs. Although we have experienced growth in sales volumes for certain of our products (such as personal protective equipment (PPE)) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic.

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
We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the Recall. While the equipment shortage in the industry has begun to ease, we do not know whether that will continue. The Recall or other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Results of Operations

Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Products & Healthcare Services	$1,903,356	$2,256,295	$(352,939)	(15.6)%
Patient Direct	594,045	245,880	348,165	141.6%
Net revenue	$2,497,401	$2,502,175	$(4,774)	(0.2)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Products & Healthcare Services	$5,964,784	$6,621,560	$(656,776)	(9.9)%
Patient Direct	1,439,584	696,609	742,975	106.7%
Net revenue	$7,404,368	$7,318,169	$86,199	1.2%

The increase in net revenue in our Patient Direct segment for the three and nine months ended September 30, 2022 was driven by the acquisition of Apria on March 29, 2022 and continued strong performance in our Byram business. The decrease in net revenue in our Products & Healthcare Services segment for the three and nine months ended September 30, 2022 reflected overall reduced hospital demand, including reliance on stockpiles and the reduction of glove cost pass through. Foreign currency translation had an unfavorable impact on net revenue of $12.0 million and $33.2 million for the three and nine months ended September 30, 2022 as compared to the prior year.

Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of goods sold	$1,984,122	$2,173,336	$(189,214)	(8.7)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of goods sold	$5,985,136	$6,146,511	$(161,375)	(2.6)%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, depreciation of certain property and equipment, product costs, and material and overhead costs. Cost of goods sold compared to prior year reflects the inclusion of Apria since the Acquisition Date, changes in sales activity, including product mix, inflationary pressures, and supply chain issues.

Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross margin	$513,279	$328,839	$184,440	56.1%
As a % of net revenue	20.55%	13.14%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Gross margin	$1,419,232	$1,171,658	$247,574	21.1%
As a % of net revenue	19.17%	16.01%
Gross margin increase in the three and nine months ended September 30, 2022 was driven by inclusion of Apria in the Patient Direct segment since the Acquisition Date and sales mix, partially offset by overall reduced hospital demand, including reliance on stockpiles, the reduction of glove cost pass through, inflationary pressures, and supply chain issues. Foreign currency translation had an unfavorable impact on gross margin of $6.4 million and $17.3 million for the three and nine months ended September 30, 2022 as compared to the prior year.

Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Distribution, selling and administrative expenses	$445,259	$262,457	$182,802	69.7%
As a % of net revenue	17.83%	10.49%
Acquisition-related and exit and realignment charges	$8,898	$6,380	$2,518	39.5%
Other operating income, net	$(1,125)	$(2,873)	$1,748	60.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Distribution, selling and administrative expenses	$1,177,812	$849,255	$328,557	38.7%
As a % of net revenue	15.91%	11.60%
Acquisition-related and exit and realignment charges	$50,048	$20,967	$29,081	138.7%
Other operating income, net	$(5,020)	$(5,016)	$(4)	(0.1)%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements in our Products & Healthcare Services segment. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by inclusion of Apria in our results since the Acquisition Date, and inflationary pressures for the three and nine months ended September 30, 2022, partially offset by operating efficiencies and productivity gains derived from the Owens & Minor business system, and changes in accrued incentive compensation. DS&A expenses also included a favorable impact for foreign currency translation of $1.8 million and $4.2 million for the three and nine months ended September 30, 2022.
Acquisition-related charges were $6.9 million and $45.2 million for the three and nine months ended September 30, 2022 as compared to no acquisition-related charges for the three and nine months ended September 30, 2021. Acquisition-related charges in 2022 consisted primarily of costs related to the Apria Acquisition. Exit and realignment charges were $2.0 million and $4.9 million for the three and nine months ended September 30, 2022, which consisted primarily of wind-down costs related to Fusion5 and severance and other charges associated with the reorganization of our segments. Exit and realignment charges were $6.4 million and $21.0 million for the three and nine months ended September 30, 2021 and consisted primarily of wind-down costs related to Fusion5, leadership reorganization costs, IT restructuring charges, and other costs related to the reorganization of the U.S. operations.

Other operating income, net for the three and nine months ended September 30, 2022 and 2021 includes the impact of foreign currency transaction gains.

Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense, net	$39,869	$11,572	$28,297	244.5%
Effective interest rate	5.96%	4.17%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense, net	$87,727	$36,784	$50,943	138.5%
Effective interest rate	5.47%	4.72%

Interest expense, net and the effective interest rate for the three and nine months ended September 30, 2022 increased primarily due to the increase in debt associated with the Apria Acquisition on March 29, 2022, along with rising market interest rates. See Note 6 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt.

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Loss on extinguishment of debt	$—	$40,433	$(40,433)	(100.0)%

Loss on extinguishment of debt for the nine months ended September 30, 2021 includes the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million.

Other expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Other expense, net	$783	$799	$(16)	(2.0)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Other expense, net	$2,347	$2,397	$(50)	(2.1)%

Other expense, net for the three and nine months ended September 30, 2022 and 2021 represents interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax provision	$7,098	$6,375	$723	11.3%
Effective tax rate	36.2%	12.6%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax provision	$25,937	$47,224	$(21,287)	(45.1)%
Effective tax rate	24.4%	20.8%

The change in the effective tax rate for the three and nine months ended September 30, 2022 compared to the same periods in 2021 resulted primarily from the mixture of income and losses in jurisdictions in which we operate, as well as the as the utilization of foreign tax benefits in the three and nine months ended September 30, 2021.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement (as defined below) or Receivables Financing Agreement (as defined below), or a combination thereof of approximately $27 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	September 30, 2022	December 31, 2021	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$76,770	$55,712	$21,058	37.8%
Accounts receivable, net of allowances	$751,970	$681,564	$70,406	10.3%
Consolidated DSO (1)	26.9	24.6
Merchandise inventories	$1,508,443	$1,495,972	$12,471	0.8%
Inventory days (2)	69.9	64.7
Accounts payable	$1,156,230	$1,001,959	$154,271	15.4%
    (1) Based on period end accounts receivable and net revenue for the quarters ended September 30, 2022 and December 31, 2021.
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended September 30, 2022 and December 31, 2021.
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
Net cash provided by (used for):
Operating activities	$238,045	$73,836
Investing activities	(1,771,705)	(32,584)
Financing activities	1,560,585	(117,222)
Effect of exchange rate changes	(5,752)	(2,454)
Net increase (decrease) in cash, cash equivalents and restricted cash	$21,173	$(78,424)

Cash provided by operating activities in the first nine months of 2022 and 2021 reflected cash generated by net income along with changes in working capital.
Cash used for investing activities in the first nine months of 2022 included cash paid for the acquisition of Apria of $1.7 billion and capital expenditures of $115 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $29.7 million in proceeds related to the sale of property and equipment. Cash used for investing activities in the first nine months of 2021 included capital expenditures of $32.6 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas, and capitalized software.

Cash used for financing activities in the first nine months of 2022 included proceeds from borrowings of $1.7 billion related to the 6.625% senior notes due in 2030 (the 2030 Unsecured Notes), Term Loan A (as defined below), and Term Loan B (as defined below) for the first nine months of 2022, compared to $575 million related to the 4.500% senior unsecured notes due in 2029 (the 2029 Unsecured Notes) and the accounts receivable securitization program for the first nine months of 2021. Borrowings under our revolving credit facility, net and accounts receivable securitization program of $30.0 million compared to net repayments of $90.9 million for the same period of 2021. Repayments of debt in the first nine months of 2022 included $3.0 million on our Term Loan B compared to 2021 included repayments of $553 million on our previous Term Loan A-2, previous Term Loan B, 3.875% Senior Notes due 2021 and 2024 Notes, and accounts receivable securitization program. Gross issuances and repayments under our amended accounts receivable securitization program were $697.7 million and $770.7 million for the first nine months of 2022. We also paid $42.6 million in financing costs in the first nine months of 2022, as compared to $13.9 million for the same period of 2021. We paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during the first nine months of 2021. Payments for taxes related to the vesting of restricted stock awards were $44.6 million and $19.3 million for the first nine months of 2022 and 2021, which are included in Other, net.

Capital resources. Our sources of liquidity include cash and cash equivalents, our Revolving Credit Agreement, and our Receivables Financing Agreement. The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $1.1 billion in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2026. The interest rate on the Term Loan A facility (Term Loan A) is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B facility (Term Loan B) is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029.
At September 30, 2022, we had no borrowings and letters of credit of $27.9 million outstanding under our Revolving Credit Agreement. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our Revolving Credit Agreement. At September 30, 2022 and December 31, 2021, we had $422 million and $291 million, available for borrowing under our Revolving Credit Agreement. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Agreement for $2.3 million and $2.2 million as of September 30, 2022 and December 31, 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
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
The Revolving Credit Agreement, Term Loan A, Term Loan B, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2022.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2022 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $25.2 million and $26.9 million at September 30, 2022 and December 31, 2021. We continue to remain permanently reinvested in our foreign subsidiaries, with the exception of a subsidiary in Thailand. We have no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiary located in Thailand as of September 30, 2022. As such, we have recorded withholding tax liabilities that would be incurred upon future distribution to the U.S. There are no unrecognized deferred taxes as there is no outside basis difference unrelated to unremitted earnings for Thailand. We will continue to evaluate our foreign earnings repatriation policy in 2022 for all our foreign subsidiaries.
Impact of Inflation
The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. We have recently experienced inflationary pressure and higher costs as a result of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in cost of raw materials and finished goods are due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.

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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Nine Months Ended September 30, 2022
(Dollars in thousands)
Net revenue(1)	$7,236,833
Gross margin	1,343,310
Operating income	164,680
Net income	67,007
(1)Includes $200 million in sales to non-guarantor subsidiaries for the nine months ended September 30, 2022.

Summarized Consolidated Balance Sheets - Guarantor Group	September 30, 2022	December 31, 2021
(Dollars in thousands)
Total current assets	$1,629,336	$1,449,917
Total assets	4,876,092	2,807,581
Current liabilities	1,677,527	1,399,499
Total liabilities	4,448,037	2,422,542

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	September 30, 2022	December 31, 2021
(Dollars in thousands)
Total current assets	$1,692,162	$1,514,724
Total assets	4,788,819	2,729,455
Current liabilities	1,599,546	1,341,691
Total liabilities	4,415,095	2,398,694

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 15 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2022.

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
•our financial flexibility may be limited by the restrictive covenants in our credit facilities and existing notes;
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
•the risk that a decline in business volume or profitability could result in an impairment of goodwill or other long-lived assets, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles;

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
•the market price for our common stock may be highly volatile;
•adverse changes in U.S. and foreign tax laws and the outcome of outstanding tax contingencies and legislative and tax proposals;
•our ability to successfully implement the expense reduction and productivity and efficiency initiatives;
•our ability to continue to comply with the terms and conditions of Apria’s Corporate Integrity Agreement; and
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 our Form 10-Q for the three months ended March 31, 2022, and our Form 10-Q for the three and six months ended June 30, 2022
We undertake no obligation to update or revise any forward-looking statements, except as required by applicable law.

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
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement. Excluding deferred financing costs and third party fees, we had $500 million in borrowings under our Term Loan A, $597 million in borrowings under our Term Loan B, no borrowings under our Revolving Credit Agreement, $157 million in borrowings under our Receivables Financing Agreement at September 30, 2022. After considering the effects of an interest rate swap agreement entered into during April 2022, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $8.5 million per year based on our borrowings outstanding at September 30, 2022.
Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $5.00 and $3.16 per gallon in the first nine months of 2022 and 2021. Based on our fuel consumption in the first nine months of 2022, we estimate that every 10 cents per gallon increase in the benchmark would directly reduce our operating income by approximately $0.4 million on an annualized basis. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. There was no change in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with the Apria Acquisition, we are currently evaluating the acquired processes, information technology systems and other components of internal controls over financial reporting as part of our integration activities which may result in periodic changes. Such changes will be disclosed as required by applicable SEC guidance.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the first quarter of 2022, we acquired Apria, Inc. This acquisition represented $2.0 billion of total assets and $620 million of revenues as of and for the nine months ended September 30, 2022. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of Apria, Inc.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2021. Through September 30, 2022, there have been no material developments in any legal proceedings reported in such Annual Report.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Form 10-Q for the three months ended March 31, 2022. Through September 30, 2022, there have been no material changes in the risk factors described in such Annual Report and First Quarter 2022 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of September 30, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Item 5. Other Information

On October 28, 2022, the Company’s Board of Directors (the “Board”) adopted and approved, effective immediately, the amended and restated bylaws (as amended and restated, the “Amended and Restated Bylaws”) of the Company. The Amended and Restated Bylaws, among other things:

•revise procedures and disclosure requirements for shareholders to provide notice of the nomination of directors (outside of “proxy access”) and the submission of proposals for consideration at meetings of the shareholders of the Company;

•clarify the power of the Board to set rules and procedures for, postpone, reschedule or cancel any meeting of shareholders previously scheduled, and clarify the power of the chair of a shareholder meeting to adjourn any meeting of stockholders;
•clarify the powers of the Board and the chair of a shareholder meeting to establish rules for the conduct of any meeting of shareholders;
•clarify that for the applicability of the plurality voting standard to an election of directors, an election remains “contested” (and the plurality voting standard continues to apply) even if the Board determines that a shareholder’s nomination notice does not comply with the advance notice bylaws;
•provide that the size of the Board can be fixed from time to time by resolution of the Board;
•adopt a forum selection bylaw to provide that (i) shareholder suits and other derivative actions asserted against the Company or its directors and officers be brought only before the United States District Court for the Eastern District of Virginia and (ii) the U.S. federal district courts shall be the exclusive forum for the resolution of claims under the Securities Act of 1933, as amended; and
•make certain other administrative, modernizing, clarifying and conforming changes.

The foregoing description of the Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the complete text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

(a)Exhibits

2.1
Agreement and Plan of Merger, dated as of January 7, 2022, by and among Owens & Minor, Inc., StoneOak Merger Sub Inc. and Apria, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed with the SEC on January 10, 2022, File No. 001-09810).

3.1	Amended and Restated Bylaws of the Company effective October 28, 2022

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

10.1	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan - (incorporated herein by reference to our Form 10-Q, Exhibit 10.7, dated May 3, 2022)**

10.2	Executive Separation Agreement and General Release, dated as of October 12, 2022, by and between Jeffrey T. Jochims and Owens & Minor, Inc. **

22.1	List of Guarantor Subsidiaries

22.2	List of Subsidiaries Pledged as Collateral

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline iXBRL and contained in Exhibit 101)

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

Owens & Minor, Inc.
(Registrant)

Date:	November 2, 2022	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	November 2, 2022	/s/ Alexander J. Bruni
Alexander J. Bruni
Executive Vice President & Chief Financial Officer