Form 10-K
period 2022-12-31
OWENS & MINOR INC/VA/
filed 2023-02-28
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2022

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) Yes ☐  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates (based upon the closing sales price) was $2,326,656,072 as of June 30, 2022.
The number of shares of the Company’s common stock outstanding as of February 13, 2023 was 76,279,143 shares.
Documents Incorporated by Reference
The proxy statement for the annual meeting of shareholders to be held on May 11, 2023, is incorporated by reference for Item 5 of Part II and Part III.

Form 10-K Table of Contents

Part I
Item 1. Business
General
Owens & Minor, Inc. and subsidiaries (we, us, our or the Company), a Fortune 500 company headquartered in Richmond, Virginia, is a global healthcare solutions company that incorporates product manufacturing, distribution support and innovative technology services to deliver significant and sustained value across the breadth of the industry – from acute care to patients in their home. Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States (U.S.). Our teammates serve healthcare industry customers in approximately 70 countries, by providing quality products and helping to reduce total costs across the healthcare supply chain by optimizing point-of care performance, freeing up capital and clinical resources and managing contracts to optimize financial performance. The description of our business should be read in conjunction with the consolidated financial statements and supplementary data included in this Form 10-K.
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
Acquisition of Apria
On March 29, 2022, we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022 (Apria Acquisition), in exchange for approximately $1.7 billion, net of $144 million of cash acquired. See Note 3, “Acquisitions and Discontinued Operations,” of the Notes to Consolidated Financial Statements included in this annual report for further information.
Products & Healthcare Services
In our Products & Healthcare Services segment, we offer a comprehensive portfolio of products and services to healthcare providers and manufacturers. This segment is vertically-integrated, starting with America's-based manufacturing, using our proprietary technology, teammates, and leased or owned production facilities. We manufacture from raw material all the way to finished goods before transferring product to our distribution center network. Our portfolio of medical and surgical supplies includes branded products purchased from manufacturers and our own proprietary products. We store our products at our distribution centers and provide delivery of these products, along with related services, to healthcare providers around the U.S.
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
We operate a network of 54 distribution centers located throughout the United States, which are strategically located to efficiently serve our provider and manufacturer customers. Investments in information technology support our business including warehouse management systems, customer service and ordering functions, demand forecasting programs, electronic commerce, data warehousing, decision support and supply chain management.

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
Our Products & Healthcare Services segment manufactures and sources medical surgical products through our production and kitting operations. We provide medical supplies and solutions for the prevention of healthcare-associated infections across the acute and alternate site channels.
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
We support customer sales through a dedicated global sales force and direct our primary sales and marketing efforts toward hospitals and other healthcare providers to highlight the unique benefits and competitive differentiation of our products. We work directly with physicians, nurses, professional societies, hospital administrators and GPOs to collaborate and educate on emerging practices and clinical techniques that prevent infection and speed recovery. These marketing programs are delivered directly to healthcare providers. Additionally, we provide marketing programs to our strategic distribution partners throughout the world. For the products we manufacture, we operate four major distribution centers located in North America and Asia that ship finished products to customers, as well as other distribution sites that also have customer shipping capabilities, in order to optimize cost and customer service requirements.
Our proprietary products are typically purchased pursuant to purchase orders or supply agreements in which the purchaser specifies whether such products are to be supplied through a distributor or directly. These products may be sold on an intercompany basis within our Products & Healthcare Services segment when we are the designated distributor, to other third-party distributors or directly to healthcare providers.
Patient Direct
Our Patient Direct segment expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. The segment offers a comprehensive range of products and services for in-home care and delivery across diabetes treatment, home respiratory therapy (including home oxygen and non-invasive ventilation services), and obstructive sleep apnea treatment (including continuous positive airway pressure (CPAP) and bi-level positive airway pressure devices, and patient support services). Additionally, Patient Direct supplies a wide range of other home medical equipment, patient care product lines including ostomy, wound care (including negative pressure wound therapy), urology, incontinence and other products and services to help improve the quality of life for patients with home care needs. Revenues are generated through fee-for-service and capitation arrangements with large government and commercial payors (Payors) for equipment, supplies, services and other items rented or sold to patients. We provide patients with a variety of clinical and administrative support services and related products and supplies, most of which are prescribed by a physician as part of a care plan. Patient Direct remains focused on being the industry’s highest-quality provider of home healthcare equipment, medical supplies and related services, while maintaining a commitment to being a low-cost operator. We aim to provide a compelling value proposition to patients, providers and Payors by allowing patients to receive necessary care and services in the comfort of their own home, while, at the same time, reducing the costs of treatment.

Patient Direct has a nationwide sales force, focusing on managed care and key referral sources, six centers of excellence aligned with specific mail order product categories and a nationwide network to optimize shipping distance and time, with over 300 locations to serve patients.
Our Customers
Through Products & Healthcare Services we currently provide products and services to thousands of healthcare provider customers either directly or indirectly through third-party distributors. Through Patient Direct, we provide delivery of disposable medical supplies and equipment sold or rented directly to patients and home health agencies, for which payments are received from managed care plans, the U.S. federal government under the Medicare program, state governments under their respective Medicaid or similar programs, private insurers, home health agencies, and directly from patients. Medicare contracts within our Patient Direct segment may be subject to a Competitive Bidding Process (CBP) for the durable medical equipment, prosthetics, orthotics and supplies (DMEPOS), as further described in the Regulation section.
Our customers include multi-facility networks of healthcare providers offering a broad spectrum of healthcare services to a particular market or markets as well as smaller, independent hospitals. In addition to contracting directly with healthcare providers at the Integrated Delivery Network (IDN) level, we also contract with GPOs as well as other types of healthcare providers including surgery centers, physicians’ practices and smaller networks of hospitals that have joined together to negotiate terms. We have contracts to provide distribution services to the members of a number of national GPOs, including Vizient, Premier, Inc. (Premier) and HealthTrust Purchasing Group (HPG). Below is a summary of these agreements:

GPO	Year of Renewal or Extension	Term	Sales to Members as a % of Consolidated Net Revenue in 2022
Vizient	2021	2 years	35%
Premier	2021	5 years	19%
HPG	2022	4 years	12%
We have our own independent relationships with most of our hospital customers through separate contractual commitments that may or may not be based upon the terms of our agreement with the GPO. As a result, the termination or expiration of an agreement with a particular GPO would not necessarily mean that we would lose the members of such GPO as our customers.
Our suppliers represent the largest and most influential healthcare manufacturers in the industry. We have long-term relationships with these important companies in the healthcare supply chain and have long provided traditional distribution services to them. No sales of products from any individual suppliers exceeded 10% of our consolidated net revenue for 2022.
Asset Management
In our business, a significant investment in inventory and accounts receivable is required to meet the rapid delivery requirements of customers and provide high-quality service. As a result, efficient asset management is essential to our profitability. We continually work to refine our processes to optimize inventory and collect accounts receivable.
Inventory
We actively monitor inventory for obsolescence and use inventory days and other operational metrics to measure our performance in managing inventory. We write down inventories which are considered excess and obsolete as a result of these assessments. We are focused in our efforts to optimize inventory and continually consolidate products and collaborate with suppliers on inventory productivity initiatives. When we convert large-scale IDN customers to our distribution network, an additional investment in inventory in advance of expected sales is generally required.
Accounts Receivable
In the normal course of business, we provide credit to our customers and use credit management techniques to evaluate customers’ creditworthiness and facilitate collection. In our Products & Healthcare Services segment, these techniques may include performing initial and ongoing credit evaluations of customers based primarily on financial information provided by them and from sources available to the general public. We also use third-party information from sources such as credit reporting agencies, banks and other credit references. For Patient Direct, we have developed internal expertise to manage the unique reimbursement requirements of certain Payors and continue to negotiate simplifications in the claims submission process in an effort to reduce subsequent denials and shorten related collection periods. Our policy is to collect co-payments from the patient or applicable secondary Payor. In the absence of a secondary Payor, we generally require the co-payment to be paid at the time the patient is initially established.

We actively manage our accounts receivable to minimize credit risk, days sales outstanding (DSO) and accounts receivable carrying costs. Our ability to accurately invoice and ship product to customers enhances our collection results and affects our DSO performance. As we diversify our customer portfolio, the change in business mix also affects our DSO. We have arrangements with certain customers under which they make deposits on account, because they do not meet our standards for creditworthiness, to reduce past due balances, or in order to obtain more favorable pricing.
Competition
The industries in which we operate are highly competitive. Products & Healthcare Services competitors include two major nationwide manufacturers who also provide distribution services, Cardinal Health, Inc. and Medline Industries, Inc. We also compete against other product manufacturers, including Hogy Medical, Multigate Medical Products, Mölnlycke Health Care and the HARTMANN Group. In addition, we compete with a number of regional and local distributors, and customer self-distribution models. Major outsourced logistics competitors serving healthcare manufacturers in the United States include United Parcel Service and FedEx Corporation. In our Patient Direct segment, we compete against national providers that deliver products and services to patients' homes, including AdaptHealth Corp., Lincare, Rotech, Aerocare, Inogen, Inspire Medical Systems, Inc., Viemed Healthcare, Inc., as well as regional providers and local organizations. In addition, pharmacy benefit managers, such as CVS Health Corporation, are beginning to compete with us in the home healthcare market.
In the United States, several of our distribution partners and GPOs directly compete with us by sourcing their own brands. We compete against reusable products, or low usage of infection prevention products, due in large part to limited awareness and education on infection prevention practices and products. The highly competitive environment requires us to seek out technological innovations and to market our products effectively. Our products face competition from other brands that may be less expensive than our products and from other companies that may have more resources than we do. Competitive factors include price, alternative clinical practices, innovation, quality and reputation. To successfully compete, we must demonstrate that our products offer higher quality, more innovative features or better value versus other products.
Research and Development
We continuously engage in research and development to commercialize new products and enhance the effectiveness, reliability and safety of our existing products. In our Products & Healthcare Services segment, we are focused on maintaining and improving our market position by providing innovative customer-preferred product enhancements, with a particular focus on the operating room. Leveraging customer insights and our vertically integrated manufacturing capabilities, we seek to continuously improve our product designs, specifications and features to deliver cost efficiencies while improving healthcare worker and patient protection. We continuously refresh our surgical drape and gown portfolio to ensure that our products are aligned with the latest medical and procedural standards. Our research team works with healthcare providers to develop and design exam glove and apparel portfolios that optimize comfort and fit and provide cost-effective infection prevention solutions for use throughout the hospital. We are also investing in new categories and solutions that complement our technical expertise and existing intellectual property. We are particularly focused on those new categories that we believe will leverage our existing scalable technology platforms as well as our sales and marketing expertise.
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
We have approximately 825 patents and patent applications pending in the United States and other countries that relate to the technology used in many of our products. We utilize patents in our surgical and infection protection products and currently have approximately 135 issued patents in the U.S. and approximately 540 issued patents in countries outside the U.S. These patents generally expire between 2023 and 2043. We do not license any patents from third parties that are material to our business.
We also file patent applications for innovative product lines and solutions that result from our technical expertise. In order to protect our ongoing research & development investments, we have approximately 40 pending patent applications in the U.S. and approximately 110 pending patent applications in countries outside of the U.S.
With respect to trademarks, we have approximately 1,180 trademarks and trademark applications pending in the United States and other countries that are used to designate or identify our company or products. We have approximately 160 U.S. registration trademarks and approximately 850 registered trademarks outside of the U.S. We also have approximately 60 pending trademark applications in the U.S. and approximately 110 pending trademark applications outside of the U.S.

We manufacture and distribute products bearing the well-known “Halyard” brand. Other well-known registered trademarks we use include: Aero Blue, Apria, Byram Healthcare, Quick Check, Smart-Fold, Orange, One Step, Purple, Purple Nitrile, Purple Nitrile-Xtra, Lavender, Sterling, and Safeskin.
We consider the patents and trademarks which we own and the trademarks under which we sell certain of our products, as a whole, to be material to our business. However, we do not consider our business to be materially dependent upon any individual patent or trademark.
Regulation
The development, manufacture, marketing, sale, promotion and distribution of products, as well as the provision of logistics and services in the healthcare industry and provisions of our contracts with certain governmental agencies, are subject to comprehensive regulation by federal, state, local and foreign governments and agencies. Compliance with these laws and regulations is costly and materially affects our business. Among other effects, healthcare regulation substantially increases the time, difficulty and costs incurred in obtaining and maintaining approvals to market newly developed and existing products. We believe we are in material compliance with all statutes and regulations applicable to our operations. Notwithstanding this, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; the repayment of amounts previously paid to us; and even the termination of our ability to provide services under certain government programs.
Healthcare is an area of rapid regulatory change. Changes in the laws and regulations and new interpretations of or guidelines relating to existing laws and regulations may affect permissible activities and compliance requirements, licenses and approvals required to be held, the relative costs associated with doing business, and reimbursement amounts paid by federal, state and other third-party payors. We cannot predict the future of federal, state, local and foreign regulation or legislation, or possible changes in national healthcare policies. Future legislative and regulatory changes could have a material adverse effect on our financial condition and results of operations.
General Regulation
Privacy
Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), govern the collection, dissemination, security, use and confidentiality of Protected Health Information (PHI). HIPAA includes a number of requirements pertaining to the privacy and security of certain PHI, as well as the standard formatting of certain electronic health transactions. As part of the provision of, and billing for, healthcare equipment and services, our Patient Direct business is required to collect and maintain PHI and as such, are subject to HIPAA as a covered entity. HIPAA also applies to business associates of covered entities, which are individuals and entities that provide services for or on behalf of those covered entities. Failure of our business associates to comply with HIPAA requirements can adversely impact our business. Numerous other federal and state laws that protect the confidentiality, privacy, availability, integrity and security of PHI and healthcare related data also apply to us. In many cases, these laws are more restrictive than, and not preempted by, the HIPAA and HITECH rules and requirements, and may be subject to varying interpretation by courts and government agencies, creating complex compliance issues for us and potentially exposing us to additional expenses, adverse publicity and liability. We are also subject to privacy laws outside the United States. See “Products & Healthcare Services-Global Privacy Regulation.”
Further, federal and state consumer laws are being applied increasingly by the Federal Trade Commission (FTC) and state enforcement authorities, to regulate the collection, use and disclosure of personal information or PHI, and to ensure that businesses and organizations maintaining personal information about individuals implement appropriate data safeguards. For instance, the California Consumer Privacy Act (CCPA) became effective on January 1, 2020. The CCPA gives California residents expanded rights to direct the use of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that may result in data breach litigation. Although there are limited exemptions for PHI and HIPAA regulated entities, and the CCPA’s implementation standards and enforcement practices are continuing to develop and remain uncertain for the foreseeable future, the CCPA may increase our compliance costs and potential liability. In November 2020, Californians approved the California Privacy Rights Act (the CPRA), which modified and expanded the CCPA and established a new California Privacy Protection Agency. The CPRA established January 1, 2023 as the new compliance date for most of the other substantive provisions of the CPRA. Colorado, Connecticut, Utah, and Virginia have enacted similar laws to provide for the protection of consumer privacy, and numerous other states have similar laws under consideration.
Additionally, the FTC and many state attorneys general are interpreting existing federal and state consumer protection laws to impose evolving standards for the online collection, use, dissemination and security of PHI and other personal information. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security, and access. Consumer protection laws require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If we publish information that is considered untrue, it may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Furthermore, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5 of the FTC Act.
New health information standards implemented on the federal and state level could have a significant effect on the manner in which we handle personal and healthcare-related data and communicate with payors, and the cost of complying with these standards could be significant. Failure to comply with existing or new laws and regulations (including the interpretations thereto) related to patient health information could subject us to criminal or civil sanctions.
Licensing
Certain of our businesses are subject to federal, state, local and foreign laws and regulations relating to the licensure of our facilities, healthcare specialists working for or engaged by us, and certain medical products, and requirements vary amongst jurisdictions.
Certain of our teammates in our Patient Direct segment are authorized and/or licensed under various federal, state and local requirements, which cover a variety of topics including standards regarding the provision of medical or care services, clinical records, infection control and care plans. Additionally, certain states may require certain of our teammates to complete training programs, undergo background checks, and maintain state certification. In addition, various federal and state authorities and clinical practice boards regulate the licensure of our clinical specialists, working either directly as employees or on a per diem or contractual basis, and facilities. We believe we are currently licensed appropriately as required by the laws of the jurisdictions in which we operate in all material respects, but additional licensing requirements may be imposed upon us in existing or future markets.
In the United States, the Federal Food, Drug, and Cosmetic Act (FFDCA), Food and Drug Administration (FDA) regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution and post-market surveillance. We must also comply with laws and regulations governing operations, storage, transportation, manufacturing, sales, safety and security standards for each of our manufacturing and distribution centers. This includes oversight by the FDA, the Centers for Medicare and Medicaid Services, the Drug Enforcement Agency, the Department of Transportation, the Environmental Protection Agency, the Department of Homeland Security, the Occupational Safety and Health Administration, the Department of Labor, the Equal Employment Opportunity Commission, and state boards of pharmacy, or similar state licensing boards and regulatory agencies. For example, our locations that fill and distribute medical oxygen containers must register with the FDA as a medical gas manufacturer, and these registered locations are subject to extensive regulation. Among other requirements, the FDA’s Good Manufacturing Practice (cGMP) regulations impose certain quality control, documentation and recordkeeping requirements on the receipt, processing and distribution of medical gas. Further, in each state in which we operate medical gas facilities, we are subject to regulation under varying state health and safety laws. The FDA and state authorities conduct periodic, unannounced inspections at our facilities to assess compliance with cGMPs and other regulations. Failure to comply with applicable requirements can lead to a variety of administrative or legal sanctions, such as warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution. We expend significant resources to achieve compliance with federal and state law requirements at each of our facilities. There can be no assurance, however, that these efforts will be successful and that our facilities will achieve and maintain compliance with applicable federal, state and local law requirements. We are also subject to certain federal and state disclosure requirements regarding financial arrangements within the healthcare industry.
Environmental Laws
We are subject to federal, state, local and foreign laws and regulations relating to hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites and protection of worker health and safety. These laws and regulations frequently change and have become increasingly stringent over time. Non-compliance with these laws and regulations may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. We believe our current operations are in substantial compliance with all applicable environmental, health and safety requirements and that we maintain all material permits required to operate our business.
Certain environmental laws and regulations impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial condition and results of operations. However, there can be no guarantee that these releases or newly- discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.
In addition, governments in the U.S. and abroad are considering new or expanded laws to address climate change. Such laws may include limitations on greenhouse gas emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by disparate regulatory approaches in various jurisdictions. New or expanded climate-related laws could impose substantial costs on us. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our capital expenditures or our results of operations.
Antitrust Laws
The federal government, most states and foreign governments have enacted antitrust or competition laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, certain acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare sector is currently a priority of the FTC and the Department of Justice (DOJ). In addition, the DOJ has been pursuing criminal antitrust enforcement actions for conduct of parties that the DOJ is alleging to be fixing wages or limiting worker mobility. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.
Products & Healthcare Services
Global Operations
Our operations are subject to local, country and regional regulations, such as those promulgated by the European Medicines Agency and the Medical Devices Directive. In addition, quality requirements are imposed by customers which audit our operations on a regular basis. Each of our manufacturing locations is licensed or registered with the appropriate local authority. We believe we are in material compliance with all applicable statutes and regulations, as well as prevailing industry best practices, in the conduct of our business operations outside of the United States.
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
Our operations are impacted by trade regulations in many countries that govern the import of raw materials and finished products, as well as data privacy laws that require safeguards for the protection of healthcare and other personal data. In addition, we are subject to laws and regulations that seek to prevent corruption and bribery in the marketplace as well as laws and regulations pertaining to healthcare fraud and abuse, including state and federal anti-kickback and false claims laws in the United States.
Global Privacy Regulation
Our international operations are impacted by data privacy laws that require safeguards for the protection of healthcare and other personal data. Data protection laws and regulations are evolving globally and may continue to add additional compliance costs and legal risks to our international operations. In the European Union, the General Data Protection Regulation (EU GDPR) imposes a comprehensive data protection regime with the potential for regulatory fines as well as data breach litigation by impacted data subjects. Under the EU GDPR, regulatory penalties may be passed by data protection authorities for up to the greater of 4% of worldwide turnover or €20 million. The United Kingdom has implemented similar legislation (the UK GDPR) that may carry similar compliance and operational costs, and potential fines, as the EU GDPR. The costs of compliance with, and other burdens imposed by, the EU GDPR, UK GDPR and other international data protection laws may impact our operations outside the U.S. and may limit the ways in which we can provide services or use personal data collected while providing services.
Anti-bribery and Corruption
In addition, we are subject to laws and regulations that seek to prevent corruption and bribery in the marketplace, including the U.S. Foreign Corrupt Practices Act (FCPA) and the United Kingdom Bribery Act. These regimes have been the focus of increasing enforcement activity globally in recent years. A violation of the FCPA or other similar laws by us and/or our agents or representatives could result in, among other things, the imposition of fines and penalties, changes to our business practices, the termination of or other adverse impacts under our contracts or debarment from bidding on contracts, and/or harm to our reputation, any of which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.
Patient Direct
Reimbursement
To participate in and qualify for reimbursement under governmental reimbursement programs such as Medicare and Medicaid, we must comply with extensive conditions of participation imposed by federal and state authorities as well as third-parties administering such governmental reimbursement programs. If we were to violate the applicable regulations or requirements governing participation, we could be excluded from participation in federal and state healthcare programs and be subject to substantial administrative, civil and criminal penalties.
Demand for many of the existing and new medical devices and supplies dispensed to our customers is, and will continue to be, affected by the extent to which government healthcare programs and private health insurers reimburse us and our customers for their members/beneficiaries’ medical expenses in the jurisdictions where we do business. Statutory and regulatory requirements for Medicare, Medicaid and other government healthcare programs govern provider reimbursement levels. From time to time, legislative changes are made to government healthcare programs that impact our business, and the federal and/or state governments may continue to enact measures in the future aimed at containing or reducing reimbursement levels for medical expenses paid for in whole or in part with government funds. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, ACA), the Medicare Improvements for Patients and Providers Act of 2008 (MIPPA), the Deficit Reduction Act of 2005 (DRA) and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), each contain provisions that have directly impacted reimbursement for the products we provide. Reimbursement from private third-party payors varies and is dependent on contract negotiations and there is no guarantee that such contracts will be profitable, and failure to comply with these contracts may result in termination or financial liabilities. Efforts by Payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by healthcare companies. It is possible that healthcare companies will continue to experience a shift in Payor mix away from fee-for-service Payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value-based principles and quality-driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payments based upon quality outcomes have increased the uncertainty of payments.
The ACA affects how healthcare services are delivered and reimbursed through the expansion of health insurance coverage, constraining Medicare and Medicaid program spending, and establishing programs that tie reimbursement to quality and integration. Potential changes to the ACA may impact our business including but not limited to court challenges, and administration and legislative modifications. Lower numbers of insured individuals, reduced coverage for insured individuals and reduced government funding for programs could each cause our revenues to decrease to the extent such legislation reduces reimbursement rates.
The MMA established a Competitive Bidding Process (CBP) for certain durable medical equipment, prosthetics, orthotics and supplies (DMEPOS) we provide. The DMEPOS CBP impacts the Medicare reimbursement amounts for suppliers of certain DMEPOS items, and in the past, included some DMEPOS items that we provide to our patients. Cumulatively, in previous competition rounds of the DMEPOS CBP in effect between 2011 and 2018, we were offered contracts for a substantial majority of the product categories for which we submitted bids. Competitive bidding contracts are expected to be re-bid at least every three years. While we cannot predict the outcome of the DMEPOS CBP on our business in the future nor the Medicare payment rates that will be in effect in future years, the program may materially adversely affect our financial condition and results of operations.
State Medicaid programs implement reimbursement policies for the products and services we provide which can vary from state to state. We cannot predict whether states may consider adopting reimbursement reductions or whether any such changes could have a material adverse effect on our business.
Fraud and Abuse Laws
There are various federal and state laws that regulate the operation of healthcare providers, including those that prohibiting fraudulent and abusive business practices by healthcare providers, suppliers, and parties that contract with such providers and suppliers who participate in, receive payments from or are in a position to make or influence referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Of particular importance, each of which may be amended and updated from time to time, are:

•The federal Anti-Kickback statute and similar state equivalents prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $112,131 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act (FCA). Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
•The federal physician self-referral law, commonly known as the Stark Law, prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements, if these entities provide certain designated health services (including home healthcare services) reimbursable by Medicare or Medicaid, unless an exception applies. The Stark Law also prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs for any items or services that result from a prohibited referral and requires the entities to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $27,750 per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The statute also provides for a penalty of up to $185,009 for a circumvention scheme;
•The federal FCA and similar state laws provide, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved.. Among the many other potential bases for liability is the knowing and improper failure to report and refund amounts owed to the government within 60 days of identifying an overpayment. Submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. The federal government has taken the position, and some courts have held, that providers who allegedly have violated other statutes, such as the Stark Law, have thereby submitted false claims under the FCA. The FCA may be enforced directly by the federal government or by a whistleblower on the government’s behalf;
•The Eliminating Kickbacks in Recovery Act, which imposes criminal liability on individuals or entities that pay, receive, or solicit any remuneration in return for patient referrals to recovery homes, clinical treatment facilities, or laboratories;
•The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
•Similar state law provisions pertaining to Anti-Kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any third-party Payor, including commercial insurers or services paid out-of-pocket by patients; and
•Federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered.
To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services (HHS) Office of Inspector General (OIG) have continued their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. An example of the continued prioritization by DOJ on corporate and healthcare matters is evidenced by the September 2022 release of the Monaco Guidelines, which reflect enhancements to long-standing DOJ Guidelines on corporate accountability. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase costs or otherwise have an adverse effect on operations. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $12,537 to $25,076 per false claim or statement, with such penalty amounts being updated from time to time, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement.

Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
We completed our acquisition of Apria on March 29, 2022. On December 18, 2020, a federal judge approved a civil and administrative settlement between Apria and the United States and certain state Medicaid programs, in a complaint filed by three relators under the qui tam provisions of the FCA, 31 U.S.C. § 3729 et seq., as well as comparable state false claims laws, in connection with the rental of non-invasive ventilation products (NIVs). Apria also entered into separate settlements to resolve the relators’ claims brought on behalf of the states of California and Illinois related to NIVs covered by private insurers.
To resolve any potential liability regarding alleged improper use of NIVs, Apria agreed to enter a civil settlement agreement and to pay $40 million to the federal government and the states. Apria also agreed with the California Department of Insurance to pay $500,000 to resolve claims asserted by the relators under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871 et seq. Apria separately agreed with the relators to settle all remaining claims from their complaint, including: (1) claims for retaliation in violation of federal and state laws; (2) claims for attorneys’ fees and costs available under federal and state law; and (3) claims under the Illinois Insurance Claims Fraud Prevention Act, 740 Ill. Comp. Stat. 92/1 et seq. Apria did not admit that any of its conduct was illegal or otherwise improper.
As part of the settlement, Apria also entered into a five-year CIA with the HHS OIG. The CIA requires Apria to maintain its ongoing corporate compliance program and implement a set of defined corporate integrity activities for a period of five years from the effective date of the CIA. Among other things, the CIA requires Apria to impose certain oversight obligations on our board of directors; provide certain management certifications; continue or implement, as applicable, certain compliance training and education; and engage an Independent Review Organization to perform certain reviews. The CIA also includes certain reporting, certification, record retention, and notification requirements. In the event of a breach of the CIA, Apria could become liable for payment of certain stipulated penalties or could be excluded from participation in federal healthcare programs.
Federal and state agencies and health insurance carriers often conduct audits and request customer records and other documents to support claims submitted for payment of services rendered to customers. In response to an audit or inquiry, we are obligated to procure and submit the underlying medical records retained by various clinical providers, medical facilities and prescribers, which may be challenging. If a determination is made that our records or the patients’ medical records are insufficient to meet requirements for the claims, we could be subject to denials or overpayment demands for claims submitted for Medicare reimbursement. In the rare event that such an audit results in major discrepancies of claims records which lacked medical necessity, we may be subject to broader corrective measures, including extrapolation of audit results across a wider population of claims, submission of recoupment demands for claims other than those examined in the audit, or placing the provider on a full pre-payment review.
Marketing and Transparency Reporting Laws
Communications with consumers are also subject to laws and regulations governing communications, including the Telephone Consumer Protection Act of 1991 (TCPA), the Federal CAN-SPAM Act, additional fax regulations under the Junk Fax Act and the Telemarketing Sales Rule and Medicare regulations. Under such regulations, companies are restricted in the methods used to contact consumers by email, telephone, and text message, for example, through the use of random or sequential “auto-dialer” devices. Numerous class-action suits under federal and state laws have been filed in recent years against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. We believe we are in substantial compliance with the federal regulations we are subject to, as well as state equivalents where applicable. The scope and interpretation of the laws that are or may be applicable to the delivery of consumer phone calls, emails and text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability, could be required to change some portions of our business model, could face negative publicity and our business, financial condition and results of operations could be adversely affected.
Fair Debt Collection Practices Act
Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable. If our collection practices are viewed as inconsistent with these standards, we may be subject to damages and penalties.

Human Capital Resources
Teammate Overview
Our teammates are at the heart of everything that we do. Through their creativity, talent and hard work, our teammates allow us to offer exceptional products and services, and they provide the force that propels our mission to empower our customers to advance healthcare. Thus, we are committed to maintaining a culture and providing benefits that will attract and retain top talent. We are also committed to creating a diverse and inclusive environment that allows our teammates to perform at a high level, emphasizes a culture of safety and is conducive to professional and personal growth.
At the end of 2022, we employed approximately 13,400 full-time and part-time teammates in the U.S. and 9,100 teammates outside of the U.S (OUS). None of our domestic teammates are represented by a labor union or subject to a collective bargaining agreement (CBA), but certain OUS teammates are represented and covered by labor agreements. Throughout our operations, we continue to have positive relationships with our teammates, as well as the unions and works councils that represent our OUS teammates.
We depend on our key personnel to successfully operate our business, including our executive officers, senior corporate management and management at our operating segments. We seek to attract and retain top talent for these critical roles by offering competitive base and incentive compensation packages (and in certain instances share-based compensation and retention incentives), attractive benefits, and opportunities for advancement and rewarding careers. We periodically review and adjust, if needed, our teammates’ total compensation (including salaries, annual cash incentive compensation, other cash and equity incentives, and benefits) to ensure that our offerings are competitive within the industry and consistent with our performance. We have also implemented enterprise-wide talent development and succession planning programs designed to identify future and/or replacement candidates for key positions. In addition to compensation, we promote numerous charitable, philanthropic, and social awareness programs that not only support the communities we serve, but also provide experiences for teammates to promote a collaborative and rewarding work environment.
In order to take advantage of available opportunities and successfully implement our long-term strategy, we understand that we must be able to employ, train and retain skilled personnel. To that end, we support and utilize various training and educational initiatives, and we have developed Company-wide and project-specific teammate training and educational programs. Key programs focus on teammate safety, leadership development, health and wellness, work-life balance, talent management, diversity and inclusion, and teammate engagement. We believe that diversity, inclusion, and teammate engagement are integral to our vision, strategy and business success. We pride ourselves on sustaining a culture that respects teammates and values concern for others. We believe that fostering an environment that values diversity, inclusion and ethical conduct creates an organization that is able to embrace, leverage and respect differences among our teammates, customers and the communities where we live, work and serve. As a result, we created Teammate Resource Groups (TRGs) that provide resources and support for underrepresented identity groups to improve innovation, promote belonging, increase team alignment, and boost engagement. Our current TRGs include Black Heritage, Outreach, Mentorship and Enrichment, Asian Americans and Pacific Islanders Rising to Excellence, Hispanic Organization for Leadership and Achievement, LGBTQ+, Military and Veteran, Women Empowerment Network, and Women in Technology. We also believe that our teammates are the face of Owens & Minor, and we expect every teammate to model our values and commitment to ethical business practices as set forth in our Code of Honor.
In 2021, we established the Owens & Minor Foundation, which is dedicated to further our commitment towards impactful contributions to charitable and civic organizations in the communities we serve. The Owens & Minor Foundation focuses on three primary areas, the environment, healthcare, and diversity and inclusion.
We believe that our efforts to create an environment that is conducive to our values and teammate success have been rewarded. Our values reflect our commitment to our customers and our teammates, as well as the environment and the communities where we live and work. Our values embody “IDEAL” behavior — Integrity, Development, Excellence, Accountability and Listening. All teammates are expected to reflect these values in all they do each and every day. We also hold our teammates to a high standard of performance, and we regularly evaluate teammates’ productivity against current requirements, future demand expectations and historical trends. From time to time, we may add, reduce or adjust resources in certain areas to align with changing circumstances.
Teammate Benefits
We believe teammate benefits are an essential component of a competitive total compensation package. Our benefits programs are designed to attract and retain top talent, and include medical, health and dental insurance, long-term disability insurance, accidental death and disability insurance, life insurance, travel and accident insurance, and our 401(k) savings and retirement plans.

Our Board of Directors’ Role in Human Capital Resource Management
Our Board of Directors (Board) believes that human capital management, and particularly the ability to attract, retain and develop key talent, is essential to our continued growth and success. Our Board also believes that effective human capital management is vital to maintaining a culture that reflects our core values and our shared commitment to excellence and ethical business practices.
Management regularly reports to the Our People & Culture Committee of the Board on human capital management topics, including corporate culture, diversity and inclusion, teammate development, compensation, and benefits. From time to time, we also conduct teammate engagement surveys to solicit feedback, and report findings from these surveys to the Board. The Our People & Culture Committee has oversight of talent retention and development, including succession planning, and the Board provides input on important decisions in each of these areas.
COVID-19 Response
In response to the 2019 novel coronavirus (COVID-19) pandemic, we implemented health and safety protocols to protect our teammates and customers. These protocols meet or exceed health and safety standards required by federal, state and local government agencies, and are based on guidance from the Centers for Disease Control (CDC) and Prevention, as well as, other public health authorities. Actions taken to protect our teammates and customers in response to the COVID-19 pandemic include:

•Providing personal protective equipment (PPE) to teammates in distribution and manufacturing locations;
•Monitoring CDC community levels and taking actions to mitigate risks during high community level surges;
•Providing paid time off for teammates to receive COVID-19 vaccinations;
•Significantly increasing remote work arrangements and virtual interactions among teammates and with customers;
For additional discussion of the impact of the COVID-19 pandemic on our business, see Item 1A. “Risk Factors – General Risk Factors – We are subject to risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the COVID-19 global pandemic.”
Available Information
The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). We make these filings available free of charge through the SEC Filings link in the Investor Relations content section on our website located at www.owens-minor.com as soon as reasonably practicable after they are filed with or furnished to the SEC. Information included on our website is not incorporated by reference into this Annual Report on Form 10-K.
Furthermore, the SEC also maintains a website that contains reports, proxy and information statements, and other information regarding Owens & Minor, Inc. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov.
Investors and others should note that we announce material financial information to our investors using our investor relations website, SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our teammates and the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels and blogs listed on our investor relations website.
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
Operational Risks
We have concentration in and dependence on certain healthcare provider customers, Group Purchasing Organizations, and Payors.
In 2022, although no single customer accounted for 5% of our consolidated net revenue, our top ten customers in the United States represented approximately 26% of our consolidated net revenue. In addition, in 2022, approximately 66% of our consolidated net revenue was from sales to member hospitals under contract with our largest GPOs: Vizient, Premier and HPG. We could lose a significant healthcare provider customer or GPO relationship if an existing contract expires without being replaced or is terminated by the customer or GPO prior to its expiration. Although the termination of our relationship with a given GPO would not necessarily result in the loss of the member hospitals as customers, any such termination of a GPO relationship, or a significant individual healthcare provider customer relationship or Payor, could have a material adverse effect on our results of operations, financial condition and cash flows.
The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of new provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which could in turn negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers to obtain access to lower prices demanded by GPO contracts or other contracts, and to develop relationships with provider networks and new GPOs, we cannot assure you that such terms will be obtained or contracts will be executed.
Our failure to establish and maintain relationships with hospital and physician referral sources may cause our revenue to decline.
We do not have contracts or exclusive arrangements with most hospitals or physicians for our Patient Direct segment. Instead, we attempt to work closely with hospitals and physicians to accept discharges and referrals of their patients who require our services. Therefore, the success of our Patient Direct segment is significantly dependent on referrals from hospital and physician sources. If we are unable to successfully establish new referral sources and maintain strong relationships with our current referral sources, if there is an actual or perceived decrease in the quality of service and care levels we provide, or if efforts to increase the skill level and effectiveness of our sales force fail, our revenues may decline. In addition, our relationships with referral sources are subject to federal and state healthcare laws such as U.S. federal Anti-kickback Statute and the U.S. federal Stark Law, and compliance with these laws limits the scope of our relationships with our referral sources.
Possible changes in customer and product mix could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.
Our revenues are determined by a number of factors, including mix of customers, the rates of payment among customers and the mix of our products and services provided. A shift towards customers with lower prices, or from higher gross margin products to lower gross margin products, would reduce our gross margins. Changes in the mix of our customers, products and services provided and payment methodologies could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.
Our Products & Healthcare Services segment is dependent on certain significant suppliers.
In the United States, we distribute products from approximately 1,000 suppliers in our Products & Healthcare Services segment and are dependent on these suppliers for the continuing supply of products. In 2022, sales of products of our ten largest domestic suppliers accounted for approximately 37% of consolidated net revenue. No sales of products of any individual suppliers exceeded 10% of our consolidated net revenue for 2022. We rely on suppliers to provide agreeable purchasing and delivery terms and performance incentives. Our ability to sustain adequate operating income has been, and will continue to be, dependent upon our ability to obtain favorable terms and incentives from suppliers, as well as suppliers continuing use of third-party distributors to sell and deliver their products. A change in terms by a significant supplier, the decision of such a supplier to distribute its products directly to healthcare providers rather than through third-party distributors, or a key supplier’s failure to sell and deliver us products necessary to meet our customers’ demands could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, for quality assurance or cost effectiveness, we have purchased from sole suppliers certain components and raw materials such as polymers used in our products, and we expect to continue to purchase these components and raw materials from these sole suppliers. Although there are other sources in the marketplace for these items, we may not be able to quickly establish additional or replacement sources for certain components or materials due to regulations and requirements of the U.S. Food and Drug Administration (FDA) and other regulatory authorities regarding the manufacture of our products. The loss of any sole supplier or any sustained supply interruption that affects the ability to manufacture or distribute our products in a timely or cost-effective manner could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The reliance of our Patient Direct segment on relatively few vendors for the majority of its patient equipment and supplies could adversely affect our ability to operate this business.
We currently rely on a relatively small number of vendors to provide us with the majority of our patient equipment and supplies for our home healthcare business. From time to time, we also enter into certain exclusive arrangements with a given vendor for the provision of patient equipment and supplies. Further, some of our supply agreements contain pricing scales that depend on meeting certain order volumes. Our inability to procure certain equipment and supplies, including as a result of failure to maintain and renew certain agreements and access arrangements, could have a materially adverse effect on our results of operations and cash flows. We often use vendors selectively for quality and cost reasons. Significant price increases, or disruptions in the ability to obtain such equipment and supplies from existing vendors, such as the disruptions associated with the Philips Respironics recall as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, may force us to increase our prices (which we may be unable to do) or reduce our margins and could force us to use alternative vendors. Any change in the existing vendors we use could cause delays in the delivery of products and possible losses in revenue, which could adversely affect our results of operations and cash flows. In addition, alternative vendors may not be available, or may not provide their products and services at similar or favorable prices. If we cannot obtain the patient equipment and supplies we currently use, or alternatives at similar or favorable prices, our ability to provide such products may be severely impacted, which could have an adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.
An interruption in the ability of our business to manufacture products may have a material adverse effect on our business.
We manufacture the majority of our products in 17 facilities: twelve in the United States, two in Mexico, and one each in Thailand, Ireland and Honduras. If one or more of these facilities experience damage, or if these manufacturing capabilities are otherwise limited or stopped due to quality, regulatory or other reasons, including pandemic, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, it may not be possible to timely manufacture the relevant products at required levels or at all. A reduction or interruption in any of these manufacturing processes could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our business and operations depend on the proper functioning of critical facilities and distribution networks.
Damage or disruption to any of our facilities or distribution capabilities due to pandemic, weather, natural disaster, fire, terrorism, strikes, trade restrictions, the financial and/or operational instability of key suppliers, geo-political events (such as the Russia-Ukraine conflict) or other reasons could impair our ability to offer services, distribute products and conduct our business. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to manage effectively such events if they occur, there could be a material adverse effect on our business, results of operations, financial condition and cash flows.
Our operations depend on the proper functioning of information systems, and our business or results of operations could be adversely affected if we experience a cyberattack or other systems breach or failure.
We and our external service providers use and rely on information systems to perform our business operations including receiving, processing, analyzing, and managing data in distributing thousands of products to customers from numerous distribution centers. These systems are also relied upon for receiving and filling orders for customers, billings to and collections from customers, the purchase of and payment for inventory and related transactions from our suppliers, and the secure electronic transmission, processing, storage, and hosting of sensitive information, including protected health information and other types of personal information, confidential financial information, proprietary information, and other sensitive information relating to our customers, company, and teammates. In addition, the success of our long-term growth strategy is dependent upon the ability to continually monitor and upgrade our information systems to provide better service to customers
Despite physical, technical, and administrative security measures, our technology systems and operations may be subject to cyberattacks from sources beyond our control. In recent years, cyberattacks in our industry have increased and become more sophisticated and, as a result, the risk of a cyberattack on our systems has increased. Cyberattacks include actual or attempted unauthorized access, tampering, malware insertion, ransomware attacks, or other system integrity events. A cybersecurity incident could involve a material data breach or other material impact to the operations of our technology systems, which could result in failure of our systems to operate properly for an extended period of time, litigation or regulatory action, loss of customers or revenue, and increased expense, any of which might have a material adverse impact on our business operations, reputation, our growth and strategic initiatives, our results of operations, financial condition and cash flows.
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
The success of our business depends on our ability to attract, engage, develop and retain qualified and experienced teammates, including key executives. We may not be able to successfully compete for, attract, or retain qualified and experienced teammates, especially in North America where labor markets are currently tight. Competition among potential employers, labor shortages, and inflationary pressures might result in increased salaries, benefits or other teammate-related costs, or in our failure to recruit and retain teammates. We may experience sudden loss of key personnel due to a variety of causes, including illness, and must adequately plan for succession of key executive roles. Teammates might not successfully transition into new roles. If we are unable to recruit or retain a sufficient number of qualified employees, or if the costs of compensation or employee benefits increase substantially, our ability to deliver services effectively could suffer and our profitability would likely be adversely affected. In addition, union organizing activities have occurred in the past and may occur in the future, and the adverse impact of unionization and organizing activities on our costs and operating results could be substantial.
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
•Complexities associated with managing the expanded operations;
•Retention of current customers and the ability to obtain new customers;
•The assimilation and retention of personnel;
•Accounting, tax, regulatory and compliance issues;
•Difficulties in implementing uniform controls, procedures, policies and information systems;
•Unanticipated expenses, delays or regulatory issues associated with integrating the operations;
•General economic conditions in the markets in which the acquired businesses operate;
•Difficulties encountered in conducting business in markets where we have limited experience and expertise;
•Difficulties obtaining or failure to obtain necessary regulatory licenses and Payor-specific approvals;
•Diversion of management’s attention caused by completing the integration of the operations;
•Inadequate indemnification from the seller; and
•Failure of the seller to perform under any transition services agreement.
Even if we are able to integrate an acquired business successfully, this integration may not result in the realization of the full benefits that we expected or may be more costly than we expected. For instance, the integration of Apria’s business may result in unanticipated problems, expenses, liabilities, regulatory risks and competitive responses that could have material adverse consequences and we may fail to realize the full expected synergies from this acquisition. If we are unable to successfully complete and integrate our strategic acquisitions in a timely manner, our business, growth strategies, results of operations and cash flows could be adversely affected.

Our operations involve the storage, transportation and provision of compressed and liquid oxygen, which carries an inherent risk of rupture or other accidents with the potential to cause substantial loss.
Our operations are subject to the many hazards inherent in the storage, transportation and provision of medical gas products and compressed and liquid oxygen, including ruptures, leaks and fires. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our related operations. If a significant accident or event occurs, it could adversely affect our business, financial position, results of operations, and cash flows. Additionally, corrective action plans, fines or other sanctions may be levied by government regulators who oversee the storage, transportation and provision of hazardous materials such as compressed or liquid oxygen.
Our goodwill may become impaired, which would require us to record a significant charge to earnings in accordance with generally accepted accounting principles.
U.S. Generally Accepted Accounting Principals (GAAP) requires us to test our goodwill for impairment on an annual basis, or more frequently if indicators for potential impairment exist. The testing required by GAAP involves estimates and judgments by management. Although we believe our assumptions and estimates are reasonable and appropriate, any changes in key assumptions, including, but not limited to, a failure to meet our business plans or expected earnings, unanticipated events and circumstances such as changes in assumptions about the duration and magnitude of increased supply chain expense, commodities costs or inflationary pressures and our planned efforts to mitigate such impacts, further disruptions in the supply chain, estimated demand and selling prices for PPE or other products, a further increase in the discount rate, a decrease in the terminal growth rate, increases in tax rates (including potential tax reform) or a significant change in industry or economic trends, may affect the accuracy or validity of such estimates and may result in goodwill impairment. No impairment charges to goodwill were recorded in 2022, 2021, or 2020. We may be required to record a material charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill is determined, which charge could adversely affect our results of operations.
Industry and Economic Risks
We face increasing competition, accelerating pricing pressure and changes in technology.
The medical/surgical supply distribution industry in which our Products & Healthcare Services segment operates is highly competitive and characterized by pricing and margin pressure for our business. We compete with other national distributors and a number of regional and local distributors, as well as customer self-distribution models and, to a lesser extent, certain outsourced logistics companies. In the United States, several of our distribution partners and GPOs directly compete with us by sourcing their own brands. Competitive factors within the medical/surgical supply distribution industry include market pricing, the relative bargaining power of provider networks and GPOs, total delivered product cost, product availability, the ability to fill and invoice orders accurately, delivery time, range of services provided, efficient product sourcing, inventory management, information technology, electronic commerce capabilities, and the ability to meet customer-specific requirements. Our success is dependent on the ability to compete on the above factors, while managing internal costs and expenses.
The home healthcare industry in which our Patient Direct segment operates is also intensely competitive and highly fragmented. There are a large number of providers, including hospital systems, physician specialists and sleep labs, industrial gas manufacturers, home healthcare agencies, health maintenance organizations, and alternative treatment providers. There are also relatively few barriers to entry in local home healthcare markets. Hospitals, health systems, and Payors are routinely looking to provide coverage and better control of post-acute healthcare services, including home healthcare services of the types we provide. From time to time our contracts are amended (sometimes through unilateral action regarding payment policy), renegotiated, subjected to a bidding process with our competitors, or terminated altogether. Payors may enlarge their provider networks, reducing the amount of referrals or revenue we may receive from them, reduce their provider networks in exchange for lower payment rates or change the order of preference among the providers to which they refer business. In addition, pharmacy benefit managers, such as CVS Health Corporation, are beginning to compete with us in the home healthcare market. Large technology companies, such as Amazon.com, Inc. and Alphabet Inc., have disrupted other supply businesses and, in the case of Amazon.com, Inc. and its new pharmacy offerings, entered the healthcare market. In the event such providers enter the home healthcare market, we may experience a loss of referrals or revenue.
Traditional distribution relationships are also being challenged by online commerce solutions. Such competition will require us to cost-effectively adapt to changing technology, to continue to provide enhanced service offerings and to continue to differentiate our business (including with additional value-added services) to address demands of consumers and customers on a timely basis. The emergence of such competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business.
Some of our competitors may now or in the future have greater financial or marketing resources than we do, or have more effective sales and marketing activities, which may increase pricing pressure and limit our ability to maintain or increase our market share. In addition, in certain markets, competitors may have other products and services that are or perceived to be superior to our own.
It is also possible that major changes in available technology, Payor benefit or coverage policies related to those changes, or the preferences of customers, patients and referral sources, may cause our current product offerings to become less competitive or obsolete, and it will be necessary for us to adapt to those changes. Such unanticipated changes could cause us to incur increased capital expenditures and change strategies and could have a material adverse effect on our business, results of operations, financial condition and cash flows.
An inability to obtain key components, raw materials or manufactured products from third parties in a timely and cost-effective manner, or a material disruption in our supply chain, may have a material adverse effect on our business.
We depend on the availability of various components, raw materials and manufactured products supplied by others for our operations. If the capabilities of suppliers and third-party manufacturers are limited or stopped, due to quality, regulatory or other reasons, including pandemic, natural disasters, geopolitical events, prolonged power or equipment failures, labor disputes or unsuccessful imports/exports of products as well as supply chain transportation disruptions, or other reasons, that could negatively impact our ability to manufacture or distribute our products and could lead to exposure to regulatory actions. In addition, any material interruption in our supply chain, including as a result of shipping or trade restrictions, could materially adversely affect our business operations and our results of operations, financial condition and cash flows.
Furthermore, the failure of third parties to timely deliver quality products to us may negatively impact our operations. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially adversely affect our results of operations, financial condition and cash flows. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location or supplier, could adversely affect our business, results of operations, and cash flows, as well as require additional resources to restore our supply chain.
We have experienced, and may continue to experience, higher supply chain costs, particularly related to international freight and commodities. Due to competitive dynamics and contractual limitations, we may be unable to pass along these cost increases through higher prices. Short-term or sustained increases in demand for our products may exceed our production capacity or otherwise strain our supply chain. These and other supply chain issues can increase our costs, disrupt or reduce our production, delay our product shipments, prevent us from meeting customer demand, damage our customer relationships, and could materially adversely affect our business operations, results of operations, financial condition and cash flows.
Our profitability and cash flows may vary based on the impacts of rising inflationary pressures.
Inflation has and may continue to materially impact the costs to source materials or produce and distribute finished goods to customers. Continued inflationary pressures could result in market pressures on our customers to reduce costs, which could impact our profitability and cash flows. Additionally, there is uncertainty that we will be able to pass elevated costs onto customers in an effort to offset inflationary pressures, or that such increases may outpace the compensating inflation-based increase in Medicare payment rates or any other rate increases we may receive.
Our Products & Healthcare Services segment is exposed to price fluctuations of key commodities, which may negatively impact our results of operations and cash flows.
Our Global Products business, which falls within our Products & Healthcare Services segment, relies on product inputs, such as polypropylene and nitrile, as well as other commodities, in the manufacture of its products. Prices of these commodities are volatile and have fluctuated significantly in recent years, which may contribute to fluctuations in our results of operations and cash flows. The ability to hedge commodity prices is limited. Furthermore, due to competitive dynamics, we may be unable to pass along commodity-driven cost increases through higher prices. If we cannot fully offset cost increases through other cost reductions, or recover these costs through price increases or surcharges, we could experience lower margins and profitability which could have a material adverse effect on our business, results of operations and cash flows.
Changing conditions in the United States healthcare industry may impact our results of operations and cash flows.
A large percentage of our revenue is derived in the United States. We, along with our customers and suppliers, are subject to extensive federal and state regulations relating to healthcare as well as the policies and practices of the private healthcare insurance industry. In recent years, there have been a number of government and private initiatives to reduce healthcare costs and government spending. These changes have included an increased reliance on managed care; consolidation of competitors, suppliers and customers; a shift in healthcare provider venues from acute care settings to clinics, physician offices and home care; and the development of larger, more sophisticated purchasing groups. National and regional insurers and managed care organizations are regularly attempting to seek reductions in the prices we charge for our products and services to them and their members, including through direct contracts with healthcare providers, increased oversight and greater enrollment of patients in managed care programs and preferred provider organizations. We have faced, and expect to continue to face, pricing pressures due to reductions in provider reimbursement for our products and services. In addition, in recent years, the healthcare industry in the United States has experienced and continues to experience significant consolidation in response to cost containment legislation and general market pressures to reduce costs. This consolidation of our customers, health insurers and suppliers generally gives them greater bargaining power to reduce the pricing available to them. All of these changes place additional financial pressure on healthcare provider customers, who in turn seek to reduce the costs and pricing of products and services provided by us. We expect the healthcare industry to continue to change significantly and these potential changes, which may include a reduction in government support of healthcare services, adverse changes in legislation or regulations, and further reductions in healthcare reimbursement practices, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Uncertainty about current and future economic conditions and other adverse changes in general political conditions may adversely affect demand for our products and services.
Poor or deteriorating economic and political conditions in the United States and the other countries in which we conduct business could adversely affect the demand for healthcare services and consequently, the demand for our products and services. Such change in demand may result in further inventory valuation adjustments. Poor economic conditions also could lead our suppliers to offer less favorable terms of purchase to distributors, which would negatively affect our profitability. Further, the potential decline in federal and state revenues that may result from a deterioration in economic and political conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increases in job losses in the U.S. as a result of adverse economic conditions could result in a smaller percentage of our patients being covered by an employer group health plan and a larger percentage being covered by lower paying Medicare and Medicaid programs. Employers may also select more restrictive commercial plans with lower reimbursement rates. To the extent that Payors are negatively impacted by a decline in the economy, we may experience further pressure on commercial rates, a slowdown in collections and a reduction in the amounts we expect to collect. Worsening economic conditions have had and may continue to have an adverse impact on the businesses and financial health of many of our customers and hurt their creditworthiness. The bankruptcy, insolvency or other credit failure of one or more customers with substantial balances due to us could have a material adverse effect on our results of operations, financial condition and cash flows. These and other possible consequences of financial and economic decline could have a material adverse effect on our business, results of operations, financial condition and cash flows.
The U.S. and larger global economies experienced high inflation rates during 2022. The Federal Reserve and other Central Banks already have raised interest rates more aggressively and, as a result, the prospect for a recession is high and considered by many to be likely. The present conditions and state of our U.S. and global economies make it difficult to predict whether and/or when and to what extent a recession has occurred or will occur in the near future. Uncertainty about the effects of current and future economic and political conditions on us, our customers, suppliers and partners makes it difficult for us to forecast operating results and to make decisions about future investments. Any significant downturn in the health of the general economy, or any recession, depression or other sustained adverse market event, including inflationary pressures, could have an adverse effect on our revenues and financial performance, resulting in impairment of assets.
Litigation & Regulatory Risks
We are subject to stringent regulatory and licensing requirements, and we have been, are and could become the subject of federal and state investigations and compliance reviews.
We are required to comply with extensive and complex laws and regulations at the federal, state and local government levels in the United States and other countries where we operate. We, and certain of our employees, also are required to hold permits and licenses and to comply with the operational and security standards of various governmental bodies and agencies. Any failure to comply with these laws and regulations or any failure to maintain the necessary permits, licenses or approvals, or to comply with the required standards, could disrupt our operations and/or adversely affect our results of operations, financial condition and cash flows.
Among the U.S. healthcare related laws that we are subject to include the Anti-kickback Statute, the Stark Law, the False Claims Act and similar state laws relating to fraud, waste and abuse. The requirements of these laws are complex and subject to varying interpretations, and it is possible that regulatory authorities could challenge our policies and practices. If we fail to comply with these laws, we could be subject to federal or state government investigations or qui tam actions (false claims cases initiated by private parties purporting to act on behalf of federal or state governments), which could result in civil or criminal sanctions, including the loss of licenses or the ability to participate in Medicare, Medicaid and other federal and state healthcare programs. Such sanctions and damages could adversely affect our results of operations, financial condition and cash flows.
Our global operations are also subject to risks of violation of laws, including those that prohibit improper payments to and bribery of government officials and other individuals and organizations. These laws include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar laws and regulations in foreign jurisdictions, any violation of which could result in substantial liability and a loss of reputation in the marketplace. Failure to comply with these laws also could subject us to civil and criminal penalties that could adversely affect our business, results of operations, financial condition and cash flows.
Our Patient Direct segment is a Medicare-certified supplier and participates in state Medicaid programs. Failure to comply with applicable standards and regulations could result in civil or criminal sanctions, including the loss of our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.
We collect, handle and maintain patient-identifiable health information and other sensitive personal and financial information, which are subject to federal, state and foreign laws that regulate the use and disclosure of such information. Regulations currently in place continue to evolve, and new laws in this area could further restrict our ability to collect, handle and maintain personal or patient information, or could require us to incur additional compliance costs, either of which could have an adverse impact on our results of operations and cash flows. Violations of federal (such as the Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA), state or foreign laws (such as the European Union’s General Data Protection Regulation, as amended, or GDPR) concerning privacy and data protection could subject us to civil or criminal penalties, breach of contract claims, costs for remediation and harm to our reputation.
Our operations, including our billing practices and our arrangements with healthcare providers, are also subject to extensive federal and state laws and audits, inquiries and investigations from government agencies. For example, in connection with the settlement agreements resolving the investigation conducted by the U.S. Attorney’s Office for the Southern District of New York regarding civil investigative demands, Apria was required to enter into a five-year Corporate Integrity Agreement (CIA) with the Office of Inspector General for the U.S. Department of Health and Human Services. The CIA provides that Apria will, among other things, impose certain oversight obligations on Owens & Minor's board of directors, provide certain management certifications, and continue or implement, as applicable certain compliance training and education. The CIA also requires Apria to engage independent third parties to review compliance with the CIA, as well as certain reporting, certification, record retention and notification requirements. Failure to comply with the obligations under the CIA could have material consequences for us including monetary penalties or exclusion from participation in federal healthcare programs.
Applicable laws may be directed at payments for the products and services we provide, conduct of our operations, preventing fraud and abuse, and billing and reimbursement from government programs such as Medicare, Medicaid and from commercial Payors. These laws may have related rules and regulations that are subject to interpretation and may not provide definitive guidance as to their application to our operations, including our arrangements with hospitals, physicians, and other healthcare providers.
Federal and state governments have contracted with private entities to audit and recover revenue resulting from payments made in excess of those permitted by federal and state benefit program rules. These entities include, but are not limited to, Recovery Audit Contractors that are responsible for auditing Medicare claims, Unified Program Integrity Contractors that are responsible for the identification of suspected fraud through medical record review and Medicaid Integrity Contractors, that are responsible for auditing Medicaid claims. We believe audits, inquiries, and investigations from these contractors and others will occur from time to time in the ordinary course of our business. We also may be subject to increased audits from commercial Payors and pursuant to federal, civil, and criminal statutes that relate to our billings to commercial Payors. Our efforts to be responsive to these audits, inquiries, and investigations may result in substantial costs and divert management’s time and attention away from the operation of our business. Moreover, an adverse outcome with respect to any audit, inquiry or investigation may result in damage to our reputation, or in fines, penalties or other sanctions imposed on us. Such pending or future audits, inquiries, or investigations, or the public disclosure of such matters, could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.
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
Certain of our operations engage in Ethylene Oxide (EtO) sterilization of medical products either directly or indirectly through third-parties. In the United States, several regulators, including the EPA, FDA, and agencies at the state and local level, play a role in regulating the use of EtO sterilization. Recent announcements of the temporary or permanent closure of sterilization facilities operated by others have been associated with state and/or local regulatory or other legal action related to EtO emissions at those facilities. We have taken and will continue to take measures to comply with all applicable emissions regulations and to reduce emissions. However, no assurance can be given that current or future legislative or regulatory action, or current or future litigation to which we may become a party, will not significantly increase the costs of conducting sterilization operations or curtail or eliminate the use of EtO in our operations. Further, we could be liable for damages and fines as a result of legislative or regulatory action or litigation, which could have a material adverse effect on our financial condition.

Accordingly, our arrangements and business practices may be the subject of government scrutiny or be found to violate applicable laws. If federal or state government officials challenge our operations or arrangements with third parties that we have structured based upon our interpretation of these laws, rules, and regulations, such a challenge could potentially disrupt our business operations and we may incur substantial defense costs, even if we successfully defend our interpretation of these laws, rules, and regulations. If the government or third parties successfully challenge our interpretation, such a challenge may have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.
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
We have a number of medical gas facilities in several states. These facilities are subject to federal and state regulatory requirements. Our medical gas facilities and operations are subject to extensive regulation by the FDA and other federal and state authorities. The FDA regulates medical gases, including medical oxygen, pursuant to its authority under the Federal Food, Drug, and Cosmetic Act. Among other requirements, the FDA’s cGMP regulations impose certain quality control, documentation, and recordkeeping requirements on the receipt, processing, and distribution of medical gas. Further, in each state where we operate medical gas facilities, we are subject to regulation under state health and safety laws, which vary from state to state. The FDA and state authorities conduct periodic, unannounced inspections at medical gas facilities to assess compliance with the cGMP and other regulations. We expend significant time, money, and resources in an effort to achieve substantial compliance with the cGMP regulations and other federal and state law requirements at each of our medical gas facilities. There can be no assurance, however, that these efforts will be successful and that our medical gas facilities will achieve and maintain compliance with federal and state laws and regulations. Our failure to achieve and maintain regulatory compliance at our medical gas facilities could result in enforcement action, including warning letters, fines, product recalls or seizures, temporary or permanent injunctions, or suspensions in operations at one or more locations, as well as civil or criminal penalties, all of which could materially harm our business, financial condition, results of operations, cash flows, capital resources, and liquidity.
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
Failure to comply with applicable regulatory requirements could result in administrative enforcement action by the FDA or state agencies, which may include any of the following: adverse publicity; warning or untitled letters; fines; injunctions; consent decrees; civil money penalties; recalls; termination of distribution or seizure of our products; operating restrictions or partial suspension or total shutdown of production; delays in the introduction of products into the market; withdrawals or suspensions of current medical gas certifications or drug approvals, resulting in prohibitions on sales of our products; and criminal prosecution. There is also a risk that we may not adequately implement sustainable processes and procedures to maintain regulatory compliance and to address future regulatory agency findings, should they occur. The FDA may change its policies, adopt additional regulations or revise existing regulations, each of which could prevent or delay certification of our medical gases, or could impact our ability to market a device that was previously certified or cleared by the FDA. Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity.
Our business may be adversely affected if we are unable to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights or prevent third parties from making unauthorized use of such rights.
Our intellectual property is an important part of our business. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products and services, potentially resulting in the loss of our competitive advantage and a decrease in our revenue, which would adversely affect our business prospects, financial condition, results of operations, and cash flows. Our success depends in part on our ability to protect our proprietary rights and intellectual property. We rely on a combination of intellectual property rights, such as patents, trademarks, copyrights, trade secrets (including know-how) and domain names, in addition to teammate and third-party confidentiality agreements, intellectual property licenses and other contractual rights, to establish, maintain, protect and enforce our rights in our technology, proprietary information and processes. For example, we rely on trademark protection to protect our rights to various marks as well as distinctive logos and other marks associated with our products and services. Furthermore, intellectual property laws and our procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete.
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
We may incur product liability losses, litigation liability, product recalls, safety alerts or regulatory action associated with the provision of healthcare services, and the products that we source, assemble, manufacture and sell which can be costly and disruptive to our business.
There is an inherent risk of liability in the provision of the services we provide and the design, assembly, manufacture and marketing of the medical products of the types we sell. As participants in the healthcare industry, we are and expect to be periodically subject to lawsuits, some of which may involve large claims and significant costs to defend, such as mass tort or other class actions. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to the products that we source, assemble, manufacture or sell, including physician technique and experience in performing the relevant surgical procedure, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or information. A successful claim in excess of, or not covered by, our insurance policies could have a material adverse effect on our business, financial condition, results of operations, cash flows, capital resources and liquidity. Our insurance policies are also subject to annual renewal and our insurance premiums could be subject to material increases in the future.
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
We operate throughout the United States and other countries. As a result, we are subject to the tax laws and regulations of the United States federal, state and local governments and of various foreign jurisdictions. From time to time, legislative and regulatory initiatives are proposed, including but not limited to proposals to repeal last-in, first-out (LIFO) treatment of inventory in the United States or changes in tax accounting methods for inventory, import tariffs and taxes, or other tax items. Changes in tax laws and regulations could adversely affect our tax positions, tax rate or cash payments for taxes. There can be no assurance that our effective tax rate will not be materially adversely affected by legislative developments.
Audits by tax authorities could result in additional tax payments for prior periods, and tax legislation could materially adversely affect our financial results and tax liabilities.
The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge. If these audits result in assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities.
Our aspirations, goals and disclosures related to ESG matters expose us to numerous risks, including risks to our reputation and stock price.
Companies are facing increasing scrutiny from regulators, investors, consumers and other stakeholders related to ESG matters. We engage with key stakeholders to develop ESG focus areas and to set ESG-related goals, many of which are aspirational. We have set and disclosed these focus areas, goals and related objectives as part of our continued commitment to ESG matters, but our goals and objectives reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our efforts to accomplish and accurately report on these goals and objectives present numerous operational, reputational, financial, legal and other risks, certain of which are outside of our control, and could have, under certain circumstances, a material adverse impact on us, including on our reputation and stock price. Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, some of the statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. If our ESG practices do not meet evolving regulator, investor or other stakeholder expectations and standards, then our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or acquiror could be negatively impacted. Similarly, our failure or perceived failure to adequately pursue or fulfill our goals and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to other risks, which under certain circumstances could be material. Further, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment and voting decisions, and thus unfavorable ESG ratings may have a negative impact on our reputation, stock price and access to and costs of capital.
Our amended and restated bylaws designates the United States District Court for the Eastern District of Virginia as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the United States District Court for the Eastern District of Virginia, (or, if United States District Court for the Eastern District of Virginia lacks subject matter jurisdiction, another state or federal court located within the Commonwealth of Virginia) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any director or officer or other employee of the Company to the Company or the Company’s shareholders, (iii) any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Virginia Stock Corporation Act, our articles of incorporation or our amended and restated bylaws (as either, or (iv) any action asserting a claim against the Company or any director or officer or other employee of the Corporation governed by the internal affairs doctrine. In addition, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The forum selection clause in our amended and restated bylaws may have the effect of discouraging lawsuits against us or our directors and officers and may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Risks Related to Our Debt
We may not be able to generate sufficient cash to service our debt and other obligations.
As of December 31, 2022, on a consolidated basis we had approximately $2.5 billion of aggregate principal amount of indebtedness, excluding deferred financing costs and third party fees, as well as approximately $262 million in contractual obligations under our operating leasing arrangements due beyond the next twelve months, $354 million of undrawn availability under our accounts receivable securitization program, and $422 million of undrawn availability under our revolving credit facility. Our ratio of total debt to total shareholders’ equity as of December 31, 2022 was 264%. See Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” of this Annual Report on Form 10-K for additional details.
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
Our 2024 Notes, 2029 Notes and 2030 Notes become due and payable in December 2024, March 2029 and March 2030. We may need to raise capital in order to repay the 2024 Notes, 2029 Notes, and 2030 Notes. As of December 31, 2022, we owed $246 million, $500 million and $600 million in principal under our 2024 Notes, 2029 Notes, and 2030 Notes, respectively. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay this obligation or that we will be able to extend the maturity dates or otherwise refinance this obligation. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and financial condition.
Our credit facilities and our existing notes have restrictive covenants that could limit our financial flexibility.
Our Credit Agreement, Receivables Securitization Program, and Revolver, as well as the indentures that govern our existing senior notes, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.
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

These restrictions limit our ability to manage our business in our sole discretion, which could adversely affect our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that we believe would be beneficial to us. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our ability to comply with these various covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with these restrictions or covenants could result in a default under the agreements governing the relevant indebtedness. If a default under the credit facilities and the indentures governing our existing notes is not cured or waived, such default could result in the acceleration of debt or other payment obligations under our debt or other agreements that contain cross-acceleration, cross-default or similar provisions, which could require us to repurchase or pay debt or other obligations prior to the date it is otherwise due.
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
Despite current indebtedness levels, we may continue to incur indebtedness in the future, and the amount of that additional indebtedness may be substantial, which could further exacerbate the risks described herein.
We and our subsidiaries may incur substantial additional indebtedness in the future. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face to service debt levels and the risks associated with failure to adequately service our debt could intensify.
General Risk Factors
We are subject to risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the COVID-19 global pandemic.
As a global healthcare solutions company, we are impacted by public health crises. For instance, COVID-19 affected the ability of suppliers and vendors to provide products and services to us or to do so at acceptable quality levels or prices. Any worsening of the COVID-19 pandemic or any future outbreaks could further reduce demand for our products, which could have a material negative impact on our revenues and profit for future periods. In addition, public health crises may cause health care professionals to prioritize the needs of impacted patients and access to other healthcare services may be limited, which could negatively impact new patient growth in our Patient Direct segment. While we experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output, there can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic or any other public health crisis.
Adverse public health developments such as COVID-19 can also disrupt global capital markets, which can adversely impact our access to capital including deferred payment arrangements with key suppliers. In addition, actions by the United States government or other foreign government in response to any such public health developments could adversely affect our business and operations, including by way of closure of one or more facilities for an unknown period of time.
We have incurred additional costs to ensure we meet the needs of our customers and protect our workforce and expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to the COVID-19 pandemic and any future pandemics. If we do not respond appropriately to the pandemic, any future outbreaks or similar pandemics, or if customers do not perceive our response to be adequate for the United States or our international markets, we could suffer damage to our reputation and our brands, which could adversely affect our business. We may also experience additional impacts that we are not aware of currently. Due to the uncertainty of the COVID-19 pandemic’s duration, any future outbreaks, the timing of recovery, travel restrictions, business closures or business disruptions, a recession or other sustained adverse market event resulting from the spread of the COVID-19, we are not able at this time to predict the extent to which the COVID-19 pandemic, or any future outbreaks or similar pandemics, may have a material effect on our financial or operational results.
Our continued success is substantially dependent on positive perceptions of our reputation.
One of the reasons why customers choose to do business with us and why teammates choose us as a place of employment is the reputation that we have built over many years. To be successful in the future, we must continue to preserve, grow and leverage the value of our brand. Reputational value is based in large part on perceptions of subjective qualities. Even an isolated incident, or the aggregate effect of individually insignificant incidents, can erode trust and confidence, particularly if they result in adverse publicity, governmental investigations or litigation, and as a result, could tarnish our brand and lead to adverse effects on our business, results of operations, financial condition and cash flows.
The market price for our common stock and debt have been, and may continue to be, highly volatile.
The market price for our common stock and debt have been, and may continue to be, highly volatile. A variety of factors may have a significant impact on the market price of our common stock and debt, including, but not limited to:
•the publication of earnings estimates or other research reports and speculation in the press or investment community;
•changes in our financial projections or our failure to meet these projections;
•changes in our industry and competitors;
•changes in government or legislation;
•government debt and/or budget crises;
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
•the trading volume of our common stock and debt;
•general market and economic conditions;
•any worsening of the COVID-19 pandemic, or future outbreaks and any future pandemics;
•the threat or outbreak of war, terrorism or public unrest (including, without limitation, the war in the Ukraine and a wider European or global conflict); and
•the other factors discussed in this Item 1A. Risk Factors, any of which could have a material effect on us.
The stock and bond markets have recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.
Our global operations increase the extent of our exposure to the economic, political, currency, regulatory and other risks of international operations.
Our global operations involve issues and risks, including but not limited to the following, any of which could have an adverse effect on our business, results of operations and cash flows:
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
The long-term effects of climate change are difficult to predict and may be widespread. The impacts may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects could impair, for example, the availability and cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. We bear losses incurred as a result of, for example, physical damage to or destruction of our facilities (such as distribution centers), loss or spoilage of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations and our financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of December 31, 2022, we operated facilities located throughout the world that handle production, assembly, research, quality assurance testing, distribution, packaging and sales of our products, as well as office and warehouse space. We also leased customer service centers as well as small offices for sales personnel across the United States. In addition, we lease space on a temporary basis from time to time to meet our inventory storage needs.
As of December 31, 2022, our Patient Direct segment had over 300 locations to serve patients, including 277 branch locations that are capable of reaching over 90% of the U.S. population, six centers of excellence aligned with specific mail order product categories, as well as regional distribution and repair centers, customer service and billing centers, a national pharmacy and a biomedical center for the repair, maintenance and distribution of patient equipment.
We own our corporate headquarters building, and adjacent acreage, in Mechanicsville, Virginia, a suburb of Richmond, Virginia.
The following table provides a summary of our principal facilities:

	Owned	Leased	Other(1)	Total	Location
Production	6	11	—	17	United States, Europe, Honduras, Mexico and Thailand
Distribution	1	52	1	54	United States and India
Storage	—	26	—	26	United States, Honduras and Mexico
Office	1	36	—	37	United States, Asia, Australia, Canada and Europe
Branch	—	277	—	277	United States
Total	8	402	1	411
(1) Represents a distribution center owned by a customer.
We regularly assess our business needs and make changes to the capacity and the location of our facilities. We believe that our facilities are adequate to carry on our business as currently conducted. A number of leases are scheduled to terminate within the next several years. We believe that, if necessary, we could find facilities to replace these leased premises without suffering a material adverse effect on our business.
Item 3. Legal Proceedings
We are party to various legal claims that are ordinary and incidental to our business, including relating to commercial disputes, employment, workers’ compensation, product liability, regulatory and other matters. We establish reserves from time to time based upon periodic assessments of the potential outcomes of pending matters. In addition, we believe that any potential liability arising from employment, product liability, workers’ compensation and other personal injury litigation matters would be adequately covered by our insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency. While the outcome of legal actions cannot be predicted with certainty, we believe, based on current knowledge and the advice of counsel, that the outcome of these currently pending matters, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Information about our Executive Officers
Edward A. Pesicka (55)
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

Alexander J. Bruni (46)
Executive Vice President & Chief Financial Officer

Executive Vice President & Chief Financial Officer of Owens & Minor since October 2022. Previously, Mr. Bruni served as the senior finance partner of the Patient Direct segment and prior to that, as the senior finance partner of the Products & Healthcare Services segment after joining the company in April 2020. Prior to joining the Company from 2019 to 2020, Mr. Bruni served as Chief Financial Officer & Chief Operating Officer for Centerline Communications, a services company providing infrastructure solutions to the wireless telecommunications industry. From 2018 to 2019, Mr. Bruni was Chief Financial Officer and Chief Operating Officer for Torque Therapeutics, an immuno-oncology company, where he led finance, manufacturing and corporate operations. Prior to joining Torque Therapeutics, Mr. Bruni served from 2012 until 2018 in multiple Vice President positions including Finance, Corporate FP&A, Continuous Improvement and Corporate Development at Patheon, a pharmaceutical services company.

Andrew G. Long (57)
Executive Vice President & Chief Executive Officer of Products & Healthcare Services Segment

Executive Vice President & Chief Executive Officer of Products & Healthcare Services Segment since October 2022. Previously Mr. Long served as Chief Financial Officer of Owens & Minor since joining the company on November 11, 2019. Prior to that, Mr. Long served as the Chief Executive Officer of Insys Therapeutics, Inc. (Insys) from April 2019 to November 8, 2019. Prior to that, Mr. Long served as the Chief Financial Officer of Insys from August 2017. Prior to joining Insys, Mr. Long served as senior vice president of Global Finance at Patheon, a pharmaceutical company, from 2015 to 2017. Prior to working at Patheon, Mr. Long served as Vice President of Finance for multiple divisions at Thermo Fisher Scientific from 2006 until 2015. Mr. Long has served as a Member of the Board of Directors of Insys, which filed for Chapter 11 bankruptcy protection in June 2019, from April 2019 until his resignation on November 8, 2019.

Daniel J. Starck (56)
Executive Vice President, President of Patient Direct Segment, & Chief Executive Officer of Apria

Executive Vice President, President of Patient Direct Segment, & Chief Executive Officer of Apria since the Apria acquisition on March 29, 2022. Previously, Mr. Starck served as Chief Executive Officer of Apria, Inc. since February 2015. Prior to that, Mr. Starck served as the Chief Executive Officer of Apria's home respiratory therapy and home medical equipment segment since he joined Apria in April 2012. From 2007 to 2012, Mr. Starck served as Chief Executive Officer of CorVel Corporation (CorVel), an Orange County, California-based national provider of industry-leading workers’ compensation solutions for employers, third-party administrators, insurance companies and government agencies seeking to control costs and promote positive outcomes. Mr. Starck joined CorVel in 2006 as President and Chief Operating Officer after serving Apria and a predecessor company in a series of progressively more responsible operations roles from 1992 to 2006.

Tammy Gomez (51)
Executive Vice President & Chief Human Resources Officer

Executive Vice President & Chief Human Resource Officer since joining Owens & Minor in July 2022. Prior to that, Ms. Gomez worked for Cardinal Health from 1999 to 2021 in various roles throughout her career. She served as Senior Vice President, Global HR Center of Excellence & HR Services at the time of her exit. Prior to that, Ms. Gomez served in various human resources business partner roles supporting the company’s business and functional leaders.

Nicholas J. Pace (52)
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

Jonathan A. Leon (56)
Senior Vice President, Corporate Treasurer

Senior Vice President, Corporate Treasurer of Owens & Minor since May 2018. Prior to that, Mr. Leon served as Vice President, Treasurer, after joining Owens & Minor in January 2017. Before joining Owens & Minor, Mr. Leon worked for the Brinks Company for nineteen years, beginning in 1998, where he served as Treasurer.

Michael W. Lowry (61)
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
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Owens & Minor, Inc.’s common stock trades on the New York Stock Exchange under the symbol OMI. As of February 13, 2023, there were 2,354 common shareholders of record. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, the common shareholders of record do not reflect the total number of stockholders.

5-Year Total Shareholder Return
The following performance graph compares the performance of our common stock to the Standard & Poor's Composite-500 Index (S&P 500 Index), the Russell 3000 Medical Equipment and Services Sector Index, an index that includes more than 100 companies in the medical equipment and services industry, and the Standard & Poor's Composite-500 Healthcare Index (S&P 500 Healthcare Index), an independently prepared index that includes more than 50 companies in the healthcare industry. Beginning this year, we are using the Russell 3000 Medical Equipment and Services Sector Index as our line of business index, but in prior years we used the S&P 500 Healthcare Index. We are changing our line of business index to the Russell 3000 Medical Equipment and Services Sector Index because that index more closely aligns with our business. In accordance with Item 201(e) of Regulation S-K, we are including both the Russell 3000 Medical Equipment and Services Sector Index and S&P 500 Healthcare Index in the performance graph below. This graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2017, and that all dividends were reinvested.

Index Value
200
100
0
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
Years Ended
Owens & Minor, Inc.
S&P 500
Russell 3000 Medical Equipment and Services Sector
S&P 500 Healthcare

	Base Period	Years Ended
Company Name / Index	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
Owens & Minor, Inc.	$100.00	$35.49	$29.05	$152.18	$244.79	$109.90
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
Russell 3000 Medical Equipment and Services Sector	100.00	112.27	146.90	185.83	224.41	174.51
S&P 500 Healthcare	100.00	106.47	128.64	145.93	184.07	180.47
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
Overview
Owens & Minor, Inc., along with its subsidiaries, is a global healthcare solutions company. Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. Beginning in 2022, we have reported financial results using this two segment structure and have recast our prior period segment results on the same basis.
Net income per diluted share was $0.29 for the year ended December 31, 2022 as compared to $2.94 for the year ended December 31, 2021. Products & Healthcare Services segment operating income was $175 million for the year ended December 31, 2022, compared to $384 million for the year ended December 31, 2021. The decrease reflected overall reduced hospital demand, including reliance on stockpiles, and price changes, particularly for gloves, and headwinds created by macroeconomic conditions, including inflationary pressures, supply chain issues, and rising interest rates, partially offset by productivity gains derived from operating efficiencies, and changes in accrued incentive compensation. Patient Direct segment operating income was $194 million for the year ended December 31, 2022, compared to $58.0 million for the year ended December 31, 2021. The increase was primarily the result of the inclusion of Apria in the Patient Direct segment since March 29, 2022 (the Acquisition Date), strong revenue growth in our Byram business, leveraging our fixed costs, and operating efficiencies, partially offset by inflationary pressures. Net income per diluted share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.16 for the year ended December 31, 2022. Segment operating incomes exclude adjustments noted in Note 20, "Segments", in Notes to Consolidated Financial Statements, including a $92.3 million (approximately $69.6 million, net of tax) inventory valuation adjustment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.
Acquisition of Apria
On the Acquisition Date, we completed the Apria Acquisition, in which we acquired 100% of Apria in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. At the time of the Apria Acquisition, each share of Apria’s common stock was converted into the right to receive $37.50 in cash. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.
COVID-19 Update
We continue to closely monitor the impact of COVID-19, including its variants and sub-variants, on all aspects of our business, including our customers, teammates, suppliers, vendors and distribution channels. We have taken actions to protect our teammates while maintaining business continuity as we respond to the needs from this global pandemic and may take further actions that may alter our business operations.
We are unable to predict the timing and the full impact that COVID-19 and any new pandemic(s) will have on our future operating results, financial position and cash flows due to numerous variables and continued uncertainties. Transportation and business operation restrictions arising from virus containment efforts of governments around the world have impacted our operations in certain locations, including within Asia. Essential activity exceptions from these restrictions have allowed us to continue to operate, but virus containment efforts have created supply chain challenges resulting in additional direct costs.
We have experienced growth in sales volumes for certain of our products (such as PPE) during the COVID-19 pandemic, as well as improved productivity and manufacturing output. During the COVID-19 pandemic, customers, state agencies and the federal government purchased a significant amount of PPE to serve patients, and to build stockpiles of product. There can be no assurance that such growth rates, increased sales volumes or other improvements will be maintained during or following the COVID-19 pandemic.
Our response to the COVID-19 pandemic was to manufacture and source as much PPE products as possible to enable front-line healthcare workers to perform their duties in the safest environment as possible, and to satisfy the U.S. government’s purchase requirements. Our efforts included a significant increase in PPE production in our manufacturing plants through expanding our production lines, hiring additional plant teammates, and increasing labor shifts. Furthermore, we sourced a greater level of PPE from our existing third-party suppliers than we historically have. One of the financial impacts from our response to this unprecedented crisis was an inventory build in the Products & Healthcare Services segment through the end of 2022. During 2022, overall reduced hospital demand and hospital reliance on stockpiles contributed to lower demand for PPE as compared to 2021.
As of December 31, 2022, we had inventory valuation allowances of $128 million, inclusive of an inventory valuation adjustment of $92.3 million recorded in the three months ended December 31, 2022, primarily associated with an increase in the amount of excess PPE inventory.

Philips Respironics Recall
In June 2021, one of Apria's suppliers, Philips Respironics, announced a voluntary recall for continuous and non-continuous ventilators (certain CPAP, BiLevel positive airway pressure and ventilator devices) related to polyurethane foam used in those devices. The Food and Drug Administration (FDA) has since identified this as a Class I recall, the most serious category of recall. Philips Respironics issued a subsequent voluntary recall in December 2022 (together with the June 2021 recall, the Recall), related to deficiencies in repairs made to certain of the ventilators that had been recalled in June 2021.
Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, we have devoted, and will likely continue to devote, substantial time and resources to coordinating Recall-related activity and to supporting our home healthcare patients’ needs. The Recall has caused us, and may continue to cause us, to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The Recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use respiratory devices generally or other reasons.
We are closely monitoring the impact of the Recall on our business and the uncertainty surrounding the availability and supply of CPAP and ventilators due to the Recall. While the equipment shortage in the industry has begun to ease for certain CPAP and BiLevel positive airway pressure devices, we do not know whether that will continue. The Recall or other supply chain disruptions may have a future material adverse effect on our financial condition or results of operations, cash flows and liquidity.

Supplemental Financial Information
(in thousands, except ratios and per share data)

	At or for the years ended December 31,
	2022	2021	2020
Summary of Operations:
Net revenue	$9,955,475	$9,785,315	$8,480,177
Income from continuing operations	$22,389	$221,589	$88,074

Per Common Share:
Income from continuing operations per share—basic	$0.30	$3.05	$1.39
Income from continuing operations per share—diluted	$0.29	$2.94	$1.39
Cash dividends	$—	$0.01	$0.01
Stock price at year end	$19.53	$43.50	$27.05

Summary of Financial Position:
Total assets	$5,386,283	$3,536,551	$3,335,639
Cash and cash equivalents	$69,467	$55,712	$83,058
Total debt	$2,500,874	$949,577	$1,025,967
Total equity	$945,604	$938,501	$712,054

Selected Ratios:
Gross margin as a percent of revenue	18.35%	15.46%	15.10%
Distribution, selling and administrative expenses as a percent of revenue	16.41%	11.41%	12.28%
Operating income as a percent of revenue	1.44%	3.77%	2.41%
Days sales outstanding (DSO) (1)	27.0	24.6	26.0
Inventory days (2)	57.2	64.7	57.8
(1) Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2022, 2021 and 2020.
(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2022, 2021 and 2020. The 2022 figure reflects the $92.3 million inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.
Results of Operations
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of year-to-year comparisons between 2021 and 2020 can be found in Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein.
2022 compared to 2021

Net revenue.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Products & Healthcare Services	$7,898,397	$8,825,646	$(927,249)	(10.5)%
Patient Direct	2,057,078	959,669	1,097,409	114.4%
Net revenue	$9,955,475	$9,785,315	$170,160	1.7%
The increase in net revenue in our Patient Direct segment for the year ended December 31, 2022 was driven by the acquisition of Apria on March 29, 2022 and continued strong performance in our Byram business. The decrease in net revenue in our Products & Healthcare Services segment for the year ended December 31, 2022 reflected overall reduced hospital demand, including reliance on stockpiles and price changes, particularly for gloves. Foreign currency translation had an unfavorable impact on net revenue of $43.5 million for the year ended December 31, 2022 as compared to the prior year.

Cost of goods sold.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of goods sold	$8,129,124	$8,272,086	$(142,962)	(1.7)%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, depreciation of certain property and equipment, product costs, and material and overhead costs. Cost of goods sold compared to prior year reflects the inclusion of Apria since the Acquisition Date. The decrease in cost of goods sold since the prior year was due to changes in sales activity, including product mix, partially offset by an inventory valuation adjustment in our Products & Healthcare Services segment primarily associated with PPE, inflationary pressures, and supply chain issues.

Gross margin.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Gross margin	$1,826,351	$1,513,229	$313,122	20.7%
As a % of net revenue	18.35%	15.46%

Gross margin increase for the year ended December 31, 2022 was driven by inclusion of Apria since the Acquisition Date and sales mix, partially offset by overall reduced hospital demand, including reliance on stockpiles, an inventory valuation adjustment in our Products & Healthcare Services segment primarily associated with PPE, price changes, particularly for gloves, inflationary pressures, and supply chain issues. Foreign currency translation had an unfavorable impact on gross margin of $21.7 million for the year ended December 31, 2022 as compared to the prior year.
We value a portion of Products & Healthcare Services inventory held in the United States under the LIFO method. Had inventory been valued under the first-in, first-out (FIFO) method, gross margin as a percentage of net revenue would have been 6 basis points higher in 2022 and 56 basis points higher in 2021.

Operating expenses.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Distribution, selling & administrative expenses	$1,633,668	$1,116,871	$516,797	46.3%
As a % of net revenue	16.41%	11.41%
Acquisition-related and exit and realignment charges	$55,022	$34,076	$20,946	61.5%
Other operating income, net	$(5,252)	$(6,191)	$939	15.2%
Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products and services to customers. Overall DS&A expenses were affected by inclusion of Apria in our results since the Acquisition Date, and inflationary pressures for the year ended December 31, 2022, partially offset by operating efficiencies and productivity gains, and changes in accrued incentive compensation. DS&A expenses also included a favorable impact for foreign currency translation of $5.7 million for the year ended December 31, 2022 as compared to the prior year.

Acquisition-related charges were $48.1 million for the year ended December 31, 2022 as compared to $3.0 million for the year ended December, 31, 2021. Acquisition-related charges in 2022 and 2021 consisted primarily of costs related to the Apria Acquisition. Exit and realignment charges were $6.9 million and $31.1 million for the years ended December 31, 2022 and 2021. Amounts in 2022 consisted primarily of severance and other charges associated with the reorganization of the Products & Healthcare Services segment and wind-down costs related to Fusion5. Amounts in 2021 consisted of wind-down costs related to Fusion5, IT restructuring charges, costs associated with our strategic organizational realignment, and other items. We do not expect material additional costs in 2023 for activities that were initiated through December 31, 2022. We expect material costs in 2023 for new actions taken in 2023.
The change in other operating income, net for the year ended December 31, 2022 includes the impact of foreign currency transaction losses, as compared to prior year gains.

Interest expense, net.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Interest expense, net	$128,891	$48,090	$80,801	168.0%
Effective interest rate	5.70%	4.61%
Interest expense, net and the effective interest rate for the year ended December 31, 2022 increased primarily due to the increase in debt associated with the Apria Acquisition on March 29, 2022, along with rising market interest rates. See Note 10 in Notes to Consolidated Financial Statements.

Loss on extinguishment of debt.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Loss on extinguishment of debt	$—	$40,433	$(40,433)	(100.0)%

Loss on extinguishment of debt for the year ended December 31, 2021 included the write-off of deferred financing costs and third party fees associated with the debt financing in March 2021 of $15.3 million and amounts reclassified from accumulated other comprehensive loss as a result of the termination of our interest rate swaps of $25.1 million.

Other expense, net.

	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Other expense, net	$3,131	$3,196	$(65)	(2.0)%
Other expense, net in 2022 and 2021 represented interest cost and net actuarial losses related to our retirement plans.

Income taxes.	For the years ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Income tax (benefit) provision	$(11,498)	$55,165	$(66,663)	(120.8)%
Effective tax rate	(105.6)%	19.9%
The change in the effective tax rate for the year ended December 31, 2022 compared to 2021 resulted primarily from changes in income and losses and a change in our foreign repatriation plans related to the indefinite reinvestment of earnings associated with a subsidiary in Thailand.

Financial Condition, Liquidity and Capital Resources
Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our revolving credit facility or Receivables Securitization Program, or a combination thereof of approximately $28 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cash and cash equivalents	$69,467	$55,712	$13,755	24.7%
Accounts receivable, net	$763,497	$681,564	$81,933	12.0%
Days sales outstanding (1)	27.0	24.6
Merchandise inventories	$1,333,585	$1,495,972	$(162,387)	(10.9)%
Inventory days (2)	57.2	64.7
Accounts payable	$1,147,414	$1,001,959	$145,455	14.5%
(1) Based on year end accounts receivable and net revenue for the fourth quarter ended December 31, 2022 and 2021
(2) Based on year end merchandise inventories and cost of goods sold for the fourth quarter ended December 31, 2022 and 2021. The 2022 figure reflects the $92.3 million inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the year ended December 31, 2022 and 2021:

	For the years ended December 31,
(Dollars in thousands)	2022	2021
Net cash provided by (used for):
Operating activities	$325,006	$124,177
Investing activities	(1,804,476)	(53,630)
Financing activities	1,497,105	(129,478)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,485)	(3,540)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,150	$(62,471)
Cash provided by operating activities in 2022 and 2021 reflected cash generated by net income along with changes in working capital. The increase in cash provided by operating activities in 2022 as compared to 2021 reflected changes in working capital and the inclusion of Apria since the Acquisition Date.
Cash used for investing activities in 2022 included cash paid for the acquisition of Apria of $1.7 billion and capital expenditures of $167 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $48.4 million in proceeds related primarily to the sale of patient equipment. Cash used for investing activities in 2021 included capital expenditures of $49.7 million for our strategic and operational efficiency initiatives associated with property and equipment, investments for increased manufacturing capacity in the Americas and Thailand, as well as capitalized software.
Cash provided by financing activities in 2022 included proceeds from borrowings of $1.7 billion related to the 6.625% senior notes due in 2030 (the 2030 Unsecured Notes), Term Loan A (as defined below), and Term Loan B (as defined below), compared to $575 million in proceeds related to the 4.500% senior unsecured notes due in 2029 (the 2029 Unsecured Notes) and the accounts receivable securitization program during 2021. In 2022, borrowings under our revolving credit facility, net and accounts receivable securitization program were $30.0 million compared to net repayments of $103 million during 2021. Repayments of debt during 2022 included $4.5 million on our Term Loan B. Repayments of debt during 2021 included $553 million on our previous Term Loan A-2, previous Term Loan B, 3.875% Senior Notes due 2021 and 2024 Notes, and accounts receivable securitization program. Gross issuances and repayments under our amended accounts receivable securitization program were $1.0 billion and $1.2 billion during 2022. We also paid $42.6 million in financing costs during 2022, as compared to $13.9 million during 2021. We paid $15.4 million to terminate the remaining $300 million in notional value of interest rate swaps during 2021. Payments for taxes related to the vesting of restricted stock awards were $45.0 million and $20.2 million during 2022 and 2021, which are included in Other, net.
Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. At December 31, 2022 and 2021, we had borrowings of $96.0 million and $200 million outstanding under our Receivables Financing Agreement. At December 31, 2022 and 2021, we had maximum revolving borrowing capacity of $354 million and $100 million available under our Receivable Financing Agreement.
The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $1.1 billion in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A facility (Term Loan A) is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B facility (Term Loan B) is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.
At December 31, 2022, we had no borrowings and letters of credit of $27.9 million outstanding under our revolving credit facility. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our revolving credit facility. At December 31, 2022 and 2021, we had $422 million and $291 million available for borrowing under our Revolving Credit Agreement. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Agreement for $2.3 million and $2.2 million as of December 31, 2022 and 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
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
The Revolving Credit Agreement, the Credit Agreement, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2022.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2022 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
We believe cash generated by operating activities, available financing sources, and borrowings under the Receivables Financing Agreement and Revolving Credit Agreement, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.

We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $26.3 million and $26.9 million at December 31, 2022 and 2021. As of December 31, 2022, we are permanently reinvested in our foreign subsidiaries.
Impact of Inflation
The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. During 2022, we have experienced continued inflationary pressure and higher costs as a result of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in cost of raw materials and finished goods are due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.
Contractual Obligations
As of December 31, 2022, material cash requirements, including known contractual and other obligations, in the next twelve months were primarily comprised of $100 million in operating leases, $73.0 million in fixed interest payments on our outstanding senior notes, $32.6 million in purchase obligations related to outsourced information technology operations, $15.4 million in principal debt payments, $3.6 million in retirement plan benefits, based on the same assumptions used to measure our year-end benefit obligation, and $3.6 million in finance leases. Additionally, as of December 31, 2022, material cash requirements, including known contractual and other obligations, due beyond the next twelve months were primarily comprised of $2.5 billion in principal debt payments, $377 million in fixed interest payments on our outstanding senior notes, $262 million in operating leases, which excludes $40.2 million of legally binding lease payments for the Morgantown, West Virginia center of excellence lease not yet commenced, $48.0 million in purchase obligations related to outsourced information technology operations, $35.7 million in retirement plan benefits, based on the same assumptions used to measure our year-end benefit obligation, and $14.3 million in finance leases. Due to the uncertainty of forecasting variable interest rate payments, interest payment amounts on our variable rate debt are excluded from the contractual obligations disclosed in this section. See Note 8, "Leases", Note 10, "Debt", Note 12, "Retirement Plans", Note 14, "Income Taxes", and Note 18, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.
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
The following tables present summarized financial information for Owens & Minor, Inc. and the guarantors of Owens & Minor, Inc.’s 2024 Notes (together, the Guarantor Group), on a combined basis with intercompany balances and transactions between entities in the Guarantor Group eliminated. The guarantor subsidiaries are 100% owned by Owens & Minor, Inc. Separate financial statements of the guarantor subsidiaries are not presented because the guarantees by our guarantor subsidiaries are full and unconditional, as well as joint and several.
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	For the year ended December 31, 2022
(Dollars in thousands)
Net revenue(1)	$9,736,450
Gross margin	1,718,719
Operating income	111,754
Net income	1,984
(1)Includes $248 million in sales to non-guarantor subsidiaries for the year ended December 31, 2022.

Summarized Consolidated Balance Sheet - Guarantor Group	December 31, 2022
(Dollars in thousands)
Total current assets	$1,442,661
Total assets	4,658,382
Current liabilities	1,613,228
Total liabilities	4,360,673
The following tables present summarized financial information for Owens & Minor, Inc. and the subsidiaries of Owens & Minor, Inc.’s 2024 Notes pledged that constitute a substantial portion of collateral (together, the Collateral Group), on a combined basis with intercompany balances and transactions between entities in the Collateral Group eliminated. The pledged subsidiaries are 100% owned by Owens & Minor, Inc. No trading market for the subsidiaries included in the Collateral Group exists.
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheet - Collateral Group	December 31, 2022
(Dollars in thousands)
Total current assets	$1,523,290
Total assets	4,614,380
Current liabilities	1,562,680
Total liabilities	4,343,750
The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.
Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on financial condition or liquidity.
Critical Accounting Estimates
Our consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements.
Critical accounting estimates are defined as those estimates that require us to make assumptions about matters that are highly uncertain at the time the estimate is made and could have a material impact on our results due to changes in the estimate or the use of different assumptions that could reasonably have been used. Our estimates are generally based on historical experience and various other assumptions that are judged to be reasonable in light of the relevant facts and circumstances. Because of the uncertainty inherent in such estimates, actual results may differ. We believe our critical accounting estimates include accounting for business combinations, revenue recognition, and inventory.
Business Combinations. We apply the acquisition method of accounting for business combinations. We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of acquisition. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. We may adjust the preliminary purchase price allocation, as we obtain more information regarding asset valuations and liabilities assumed that existed but were not available at the acquisition date, generally for up to one year subsequent to the acquisition closing date.
Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships, royalty rates, and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates.

Revenue Recognition. Due to the nature of our industry and the reimbursement environment in which we operate, revenue recognition requires significant estimates and judgements. We determine the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration including but not limited to rebates, discounts, performance guarantees, and implicit price concessions. The Company utilizes the expected value method to estimate the amount of variable consideration that should be included to arrive at the transaction price, using contractual agreements, historical experience, and other operating trends. The Company applies constraint to the transaction price, such that net revenue is recorded only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in the future. The complexity of many third-party billing arrangements, contractual terms and the uncertainty of reimbursement amounts may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review. If actual amounts of consideration ultimately received differ from the Company’s estimates, the Company adjusts these estimates, which would affect net revenue in the period such adjustments become known.
Inventory. Merchandise inventories are valued at the lower of cost or market, with the approximate cost determined by the LIFO method for distribution inventories in the U.S. within our Products & Healthcare Services segment. Cost of remaining inventories are determined using the FIFO or weighted-average cost method at the lower of cost or net realizable value.
We periodically evaluate whether inventory valuation allowance adjustments are required, which includes consideration of recent sales trends. In our evaluation, we review for expired or obsolete inventory and slow-moving inventory. We write down inventories which are considered excess and obsolete as a result of these assessments. Shifts in market trends and conditions, as well as changes in customer preferences and behavior could affect the value of our inventories.
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
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are denominated in the euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. As of December 31, 2022 and 2021, we held contracts with notional amounts of $58.3 million and $9.7 million to exchange the U.S. dollar, Euro, and Thai baht.
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement. Excluding deferred financing costs and third party fees, we had $500 million in borrowings under our Term Loan A, $596 million in borrowings under our Term Loan B, no borrowings under our Revolving Credit Agreement, $96.0 million in borrowings under our Receivables Financing Agreement at December 31, 2022. After considering the effects of an interest rate swap agreement entered into during April 2022, we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7.9 million per year based on our borrowings outstanding at December 31, 2022.
Due to the nature and pricing of our distribution and delivery services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $5.01 per gallon for 2022, an increase from $3.29 per gallon in 2021. Based on our fuel consumption in 2022, we estimate that every 10 cents per gallon increase in the benchmark would directly reduce our operating income by approximately $0.4 million on an annualized basis. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 8. Financial Statements and Supplementary Data
See Item 15. Exhibits and Financial Statement Schedules.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
On the Acquisition Date, we completed the acquisition of 100% of Apria. As permitted by the Securities and Exchange Commission under the current year acquisition scope exception, we have excluded this acquisition, except for certain balances associated with acquisition accounting, from our 2022 assessment of the effectiveness of our internal control over financial reporting since it was not practical for management to conduct an assessment of internal control over financial reporting between the Acquisition Date and the date of management's assessment.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on management’s assessment and the COSO criteria, management believes that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, management determined that it would exclude Apria, Inc. (Apria), which was acquired on March 29, 2022, from the scope of the assessment of the effectiveness of our internal control over financial reporting. It was not practical for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. Except for goodwill and intangible assets recorded by the Company in connection with the purchase of Apria, management excluded Apria from its assessment of internal control over financial reporting. Excluding $1.5 billion of goodwill and intangible assets (see Note 3 and Note 7 of Notes to the Consolidated Financial Statements), this acquisition represented $496 million of assets and $937 million of revenues as of and for the year ended December 31, 2022, of our consolidated financial statements. Apria will be included in management’s assessment of internal control over financial reporting for the year ending December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their unqualified report which is included in this annual report.

/s/ Edward A. Pesicka
Edward A. Pesicka, President, Chief Executive Officer & Director

/s/ Alexander J. Bruni
Alexander J. Bruni, Executive Vice President & Chief Financial Officer

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during our last quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Owens & Minor, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Owens & Minor, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Apria, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Apria, Inc.’s internal control over financial reporting associated with total assets of $496 million and total revenues of $937 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Apria, Inc.

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

/s/ KPMG LLP
Richmond, Virginia
February 28, 2023

Part III
Items 10-14.
Information required by Items 10-14 can be found under Information about our Executive Officers under Part I of this Form 10-K and the registrant’s 2022 Proxy Statement pursuant to instructions G(3) of the General Instructions to Form 10-K.
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 13, 2022. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Part IV

Item 15. Exhibits and Financial Statement Schedules
a) The following documents are filed as part of this report:
b) Exhibits:
See Index to Exhibits on page 84.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

Year ended December 31,	2022	2021	2020
Net revenue	$9,955,475	$9,785,315	$8,480,177
Cost of goods sold	8,129,124	8,272,086	7,199,343
Gross margin	1,826,351	1,513,229	1,280,834
Distribution, selling and administrative expenses	1,633,668	1,116,871	1,041,336
Acquisition-related and exit and realignment charges	55,022	34,076	37,752
Other operating income, net	(5,252)	(6,191)	(2,372)
Operating income	142,913	368,473	204,118
Interest expense, net	128,891	48,090	83,398
Loss on extinguishment of debt	—	40,433	11,219
Other expense (income), net	3,131	3,196	(407)
Income from continuing operations before income taxes	10,891	276,754	109,908
Income tax (benefit) provision	(11,498)	55,165	21,834
Income from continuing operations	22,389	221,589	88,074
Loss from discontinued operations, net of tax	—	—	(58,203)
Net income	$22,389	$221,589	$29,871

Basic income per common share:
Income from continuing operations	$0.30	$3.05	$1.39
Loss from discontinued operations	—	—	(0.92)
Net income	$0.30	$3.05	$0.47
Diluted income per common share:
Income from continuing operations	$0.29	$2.94	$1.39
Loss from discontinued operations	—	—	(0.92)
Net income	$0.29	$2.94	$0.47
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

Year ended December 31,	2022	2021	2020
Net income	$22,389	$221,589	$29,871
Other comprehensive income (loss), net of tax:
Currency translation adjustments	(14,101)	(25,976)	25,283
Change in unrecognized net periodic pension costs	7,396	3,850	(3,756)
Change in gains and losses on derivative instruments	11,441	20,044	(7,329)
Total other comprehensive income (loss), net of tax	4,736	(2,082)	14,198
Comprehensive income	$27,125	$219,507	$44,069
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

December 31,	2022	2021
Assets
Current assets
Cash and cash equivalents	$69,467	$55,712
Accounts receivable, net	763,497	681,564
Merchandise inventories	1,333,585	1,495,972
Other current assets	128,636	88,564
Total current assets	2,295,185	2,321,812
Property and equipment, net	578,269	317,235
Operating lease assets	280,665	194,006
Goodwill	1,636,705	390,185
Intangible assets, net	445,042	209,745
Other assets, net	150,417	103,568
Total assets	$5,386,283	$3,536,551
Liabilities and equity
Current liabilities
Accounts payable	$1,147,414	$1,001,959
Accrued payroll and related liabilities	93,296	115,858
Other current liabilities	325,756	226,204
Total current liabilities	1,566,466	1,344,021
Long-term debt, excluding current portion	2,482,968	947,540
Operating lease liabilities, excluding current portion	215,469	162,241
Deferred income taxes	60,833	35,310
Other liabilities	114,943	108,938
Total liabilities	4,440,679	2,598,050
Commitments and contingencies (Note 18)
Equity
Common stock, par value $2 per share; authorized—200,000 shares; issued and outstanding— 76,279 shares and 75,433 shares as of December 31, 2022 and 2021	152,557	150,865
Paid-in capital	418,894	440,608
Retained earnings	410,008	387,619
Accumulated other comprehensive loss	(35,855)	(40,591)
Total equity	945,604	938,501
Total liabilities and equity	$5,386,283	$3,536,551
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended December 31,	2022	2021	2020
Operating activities:
Net income	$22,389	$221,589	$29,871
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	228,667	90,621	93,336
Share-based compensation expense	20,993	25,016	20,010
Impairment charges	—	—	8,724
Loss on divestiture	—	—	65,472
Loss on extinguishment of debt	—	40,433	11,219
Deferred income tax (benefit) expense	(26,361)	(29,736)	15,564
Provision for losses on accounts receivable	3,315	21,158	11,292
Changes in operating lease right-of-use assets and lease liabilities	353	1,463	(1,676)
Gain on sale and dispositions of property and equipment	(26,260)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,101	(2,201)	(34,818)
Merchandise inventories	166,559	(263,439)	(85,154)
Accounts payable	13,652	3,548	193,240
Net change in other assets and liabilities	(91,544)	692	5,278
Other, net	12,142	15,033	6,865
Cash provided by operating activities	325,006	124,177	339,223
Investing activities:
Acquisition, net of cash acquired	(1,684,607)	—	—
Proceeds from divestiture	—	—	133,000
Additions to property and equipment	(158,090)	(40,985)	(50,424)
Additions to computer software	(8,492)	(8,705)	(8,769)
Proceeds from sale of property and equipment	48,383	—	—
Other, net	(1,670)	(3,940)	6,266
Cash (used for) provided by investing activities	(1,804,476)	(53,630)	80,073
Financing activities:
Proceeds from issuance of debt	1,691,000	574,900	155,100
Proceeds from issuance of common stock	—	—	189,971
Borrowings (repayments) under revolving credit facility, net and accounts receivable securitization program	30,000	(103,200)	(74,700)
Repayments of debt	(4,500)	(553,140)	(617,271)
Borrowings under amended accounts receivable securitization program	1,022,300	—	—
Repayments under amended accounts receivable securitization program	(1,156,300)	—	—
Financing costs paid	(42,602)	(13,912)	(10,367)
Cash dividends paid	—	(731)	(648)
Senior Notes make-whole premium paid	—	—	(4,980)
Payment for termination of interest rate swaps	—	(15,434)	—
Other, net	(42,793)	(17,961)	(16,491)
Cash provided by (used for) financing activities	1,497,105	(129,478)	(379,386)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,485)	(3,540)	9,909
Net increase (decrease) in cash, cash equivalents and restricted cash	14,150	(62,471)	49,819

Cash, cash equivalents and restricted cash at beginning of year	72,035	134,506	84,687
Cash, cash equivalents and restricted cash at end of year	$86,185	$72,035	$134,506
Supplemental disclosure of cash flow information:
Income taxes paid (received), net of refunds	$33,973	$99,400	$(17,455)
Interest paid	$107,022	$38,717	$89,961
Noncash investing activity:
Unpaid purchases of property and equipment and software at end of period	$67,852	$—	$—
See accompanying notes to consolidated financial statements.

OWENS & MINOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share data)

	Common Shares Outstanding	Common Stock ($2 par value)	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2019	62,843	$125,686	$251,401	$137,774	$(52,707)	$462,154
Net income	—	—	—	29,871	—	29,871
Other comprehensive income	—	—	—	—	14,198	14,198
Dividends declared ($0.01 per share)	—	—	—	(623)	—	(623)
Issuance of common stock, net of issuance costs	9,746	19,493	170,478	—	—	189,971
Share-based compensation expense, exercises and other	883	1,765	14,718	—	—	16,483
Balance, December 31, 2020	73,472	146,944	436,597	167,022	(38,509)	712,054
Net income	—	—	—	221,589		221,589
Other comprehensive loss	—	—	—	—	(2,082)	(2,082)
Dividends declared ($0.01 per share)	—	—	—	(992)	—	(992)
Share-based compensation expense, exercises and other	1,961	3,921	4,011	—	—	7,932
Balance, December 31, 2021	75,433	150,865	440,608	387,619	(40,591)	938,501
Net income	—	—	—	22,389		22,389
Other comprehensive income	—	—	—	—	4,736	4,736
Share-based compensation expense, exercises and other	846	1,692	(21,714)	—	—	(20,022)
Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
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
Basis of Presentation and Consolidation. The consolidated financial statements include the accounts of Owens & Minor, Inc. and the subsidiaries it controls, in conformity with U.S generally accepted accounting principles (GAAP). All significant intercompany accounts and transactions have been eliminated. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations. The results of operations of businesses acquired by the Company are included as of the respective acquisition date.
Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States. Beginning in 2022, we have reported financial results using this two segment structure and have recast our prior year segment results on the same basis.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year segment presentation.
Use of Estimates. The preparation of the consolidated financial statements in conformity with GAAP requires us to make assumptions and estimates that affect reported amounts and related disclosures. Significant estimates are used for, but are not limited to, the allowances for losses on accounts receivable, inventory valuation allowances, variable consideration, depreciation and amortization, goodwill valuation, valuation of intangible assets and other long-lived assets, estimated fair values of the net assets acquired in business combinations, self-insurance liabilities, tax liabilities, defined benefit obligations, share-based compensation and other contingencies. Actual results may differ from these estimates.
Cash, Cash Equivalents and Restricted Cash. Cash, cash equivalents and restricted cash include cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash included in other assets, net as of December 31, 2022 and 2021 primarily represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives related to wind-down costs of Fusion5.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$69,467	$55,712
Restricted cash included in Other assets, net	16,718	16,323
Total cash, cash equivalents and restricted cash	$86,185	$72,035

Book overdrafts represent the amount of outstanding checks issued in excess of related bank balances and are included in accounts payable in our consolidated balance sheets, as they are similar to trade payables and are not subject to finance charges or interest. Changes in book overdrafts are classified as operating activities in our consolidated statements of cash flows.

Accounts Receivable, Net. Accounts receivable, net are recorded at net realizable value. In the Products & Healthcare Services segment, accounts receivable from customers are recorded at net realizable value of the invoiced amount and are reduced by any rebates due to the customer, which are estimated based on contractual terms or historical experience. We assess finance charges on overdue accounts receivable that are recognized as other operating income based on their estimated ultimate collectability. We have arrangements with certain customers under which they make deposits on account. Customer deposits in excess of outstanding receivable balances are classified as other current liabilities.
Due to the nature of our industry and the reimbursement environment in which we operate, certain estimates are required to record total net revenues and accounts receivable at their net realizable values, including estimating variable consideration. Inherent in these estimates is the risk that they will have to be revised or updated as additional information becomes available. Specifically, the complexity of many third-party billing arrangements, contractual terms, and the uncertainty of reimbursement amounts for certain services may result in adjustments to amounts originally recorded. Such adjustments are typically identified and recorded at the point of cash application, claim denial or account review.
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
Merchandise Inventories. Merchandise inventories are valued at the lower of cost or market, with the approximate cost determined by the last-in, first-out (LIFO) method for distribution inventories in the U.S. within our Products & Healthcare Services segment. Cost of remaining inventories are determined using the first-in, first out (FIFO) or weighted-average cost method at the lower of cost or net realizable value.
We periodically evaluate whether inventory valuation allowance adjustments are required, which includes consideration of recent sales trends. In our evaluation, we review for expired or obsolete inventory and slow-moving inventory. We write down inventories which are considered excess and obsolete as a result of these assessments. Shifts in market trends and conditions, as well as changes in customer preferences and behavior could affect the value of our inventories.
Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation expense for financial reporting purposes is computed on a straight-line method over the estimated useful lives of the assets or, for capital leases and leasehold improvements, over the term of the lease, if shorter. In general, the estimated useful lives for computing depreciation are three to 15 years for machinery and equipment, five to 40 years for buildings, one to 10 years for patient equipment, and up to 15 years for leasehold and land improvements. Straight-line and accelerated methods of depreciation are used for income tax purposes. Normal maintenance and repairs are expensed as incurred, and renovations and betterments are capitalized. We suspend depreciation and amortization on assets that are held for sale. In addition, we record capital-related government grants earned as reductions to the cost of property and equipment; and associated unpaid liabilities and grant proceeds receivable are considered non-cash changes in such balances for purposes of preparation of our consolidated statements of cash flows. Patient equipment consists of medical equipment rented to patients on a month-to-month basis. Patient equipment depreciation is classified in our consolidated statements of operations within cost of goods sold as the equipment is rented to patients as part of our primary operations within the Patient Direct segment.
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
Intangible Assets. Intangible assets acquired through purchases or business combinations are stated at fair value at the acquisition date and net of accumulated amortization in the consolidated balance sheets. Intangible assets, consisting primarily of customer relationships, customer contracts, trademarks, and tradenames are amortized over their estimated useful lives. In determining the useful life of an intangible asset, we consider our historical experience in renewing or extending similar arrangements. Intangible assets are generally amortized over one to 15 years based on their pattern of economic benefit or on a straight-line basis. We suspend amortization on assets that are held for sale.
Computer Software. We develop and purchase software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed and tested, and is ready for use, additional costs incurred in connection with the software are expensed as incurred. We also develop software for external use. Our software as a service (SaaS) subscription revenue is generated from granting customers the right to use our software products and were not material to our consolidated financial statements for 2022, 2021 and 2020. Costs related to the research and development of software for external use are expensed as incurred until the technological feasibility of the product is established. After technological feasibility is established, costs are capitalized until the product is available for sale. Capitalized computer software costs are amortized over the estimated useful life of the software, usually between three and 10 years. Capitalized computer software costs are included in other assets, net, in the consolidated balance sheets. Unamortized software at December 31, 2022 and 2021 was $38.7 million and $34.0 million. Depreciation and amortization expense includes $14.0 million, $10.3 million, and $10.2 million of software amortization for the years ended December 31, 2022, 2021, and 2020.
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
Self-Insurance Liabilities. We are self-insured for certain teammate healthcare, workers’ compensation and automobile liability costs; however, we maintain insurance for individual losses exceeding certain limits. Liabilities are estimated for healthcare costs using current and historical claims data. Liabilities for workers’ compensation and automobile liability claims are estimated using historical claims data and loss development factors. If the underlying facts and circumstances of existing claims change or historical trends are not indicative of future trends, then we may be required to adjust the liability and related expense accordingly. Self-insurance liabilities are included in other current liabilities and other liabilities in the consolidated balance sheets and were $25.6 million and $11.2 million in total at December 31, 2022 and 2021.
Revenue Recognition. Our revenue is primarily generated from sales contracts with customers. Revenue for sales of products, including equipment and supplies, is recorded when control of the promised goods is transferred. Revenue for activity-based fees and other services is recognized over time as activities are performed. Depending on the specific contractual provisions and nature of the performance obligation, revenue from services may be recognized on a straight-line basis over the term of the service, on a proportional performance model, based on level of effort, or when final deliverables have been provided.
In our Products & Healthcare Services segment, under most of our distribution and product sales arrangements, our performance obligations are limited to delivery of products to a customer upon receipt of a purchase order. For these arrangements, we recognize revenue at the point in time when shipment is completed, as control passes to the customer upon product receipt.

Our contracts sometime allow for forms of variable consideration including rebates, discounts, performance guarantees, and implicit price concessions. We estimate the amount of consideration to which we will be entitled in exchange for transferring the product or service to the customer under the expected value method as part of determining the sales transaction price using contractual terms, historical experience, and other operating trends. The amount accrued for rebates and discounts due to customers was $86.9 million and $118 million at December 31, 2022 and 2021.
In most cases, we record revenue gross, as we are the primary obligor. When we act as an agent in a sales arrangement and do not bear a significant portion of inventory risks, primarily for our outsourced logistics business, we record revenue net of product cost. Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues.
Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with large government and commercial payors (Payors), including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $447 million in revenue related to equipment we rent to patients for the year ended December 31, 2022. Equipment rental revenue was not material in 2021 and 2020.
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
Within our Patient Direct segment, patient equipment depreciation is classified in the Company’s consolidated statements of operations within cost of goods sold as the equipment is rented to patients as part of the Company’s primary operations. Depreciation expense for patient equipment was $88.7 million for the year ended December 31, 2022 and was not material for the years ended 2021 and 2020.
As a result of different practices of categorizing costs and different business models throughout our industry, our gross margins may not necessarily be comparable to other companies in our industry.
Inventory valuation allowance adjustments, including for excess and obsolete inventory, are recorded as a charge to cost of goods sold.
Distribution, Selling and Administrative (DS&A) Expenses. DS&A expenses include shipping and handling costs, labor, depreciation other than for patient equipment, amortization and other costs for selling and administrative functions.
Shipping and Handling. Shipping and handling costs are primarily included in DS&A expenses on the consolidated statements of operations and include costs to store, to move, and to prepare products for shipment, as well as costs to deliver products to customers. Shipping and handling costs totaled $581 million, $445 million, and $389 million for the years ended December 31, 2022, 2021, and 2020.
Share-Based Compensation. We account for share-based payments to teammates at fair value and recognize the related expense in DS&A expenses over the service period for awards expected to vest. The fair value of nonvested performance shares is dependent upon our assessment of the probability of achievement of financial targets for the performance period.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. We are permanently reinvested in our foreign subsidiaries. Prior to September 30, 2022, we were not indefinitely reinvested in our subsidiary in Thailand. Due to our change of plans to reinvest the unremitted earnings in Thailand, we have released all withholding tax liabilities incurred in prior years. Our policy election for global intangible low-taxed income is that we will record such taxes as a current period expense once incurred and will follow the tax law ordering approach.
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
Our acquisitions may include contingent consideration as part of the purchase price. The fair value of contingent consideration is estimated as of the acquisition date and at the end of each subsequent reporting period based on the present value of the contingent payments to be made using a weighted probability of possible payments (Level 3). Subsequent changes in fair value are recorded as adjustments to acquisition-related and exit and realignment charges within the consolidated statements of operations.
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

Exit and realignment charges consist of costs associated with optimizing our operations which includes the consolidation of certain distribution centers, warehouses, our client engagement center and IT restructuring charges. These charges also include costs associated with our strategic organizational realignment activities, which include reorganization costs, certain professional fees, costs to streamline administrative functions and processes, divestiture related costs, and other items. Costs associated with exit and realignment activities are recorded at their fair value when incurred. Liabilities are established at the cease-use date for remaining contractual obligations discounted using a credit-adjusted risk-free rate of interest. We evaluate these assumptions quarterly and adjust the liability accordingly. Severance benefits are recorded when payment is considered probable and reasonably estimable. The current portion of contractual termination costs are included in other current liabilities in our consolidated balance sheets, and the non-current portion is included in other liabilities, which were not material to our consolidated balance sheets as of December 31, 2022 and 2021.
Income (Loss) Per Share. Basic and diluted income (loss) per share are calculated pursuant to the two-class method, under which unvested share-based payment awards containing non-forfeitable rights to dividends are participating securities. Diluted income per share reflects the potential dilution that could occur if restricted awards were exercised or converted into common stock.
Foreign Currency Translation. Our foreign subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars at period-end exchange rates and revenues, cost of goods sold and expenses are translated at average exchange rates during the period. Cumulative currency translation adjustments are included in accumulated other comprehensive income (loss) in shareholders’ equity. Gains and losses on intercompany foreign currency transactions that are long-term in nature and which we do not intend to settle in the foreseeable future are also recognized in other comprehensive income (loss) in shareholders’ equity. Realized gains and losses from foreign currency transactions are recorded in other operating income, net in the consolidated statements of operations and were not material to our consolidated results of operations in 2022, 2021, and 2020.
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
Business Combinations. We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. The results of operations of the businesses acquired by the Company are included as of the respective acquisition date.
Recent Accounting Pronouncements. During 2022, we adopted Accounting Standard Updates (ASU) issued by the Financial Accounting Standards Board (FASB).
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments are effective for fiscal years beginning after December 15, 2021. We adopted ASU 2021-10 effective beginning January 1, 2022. Its adoption did not have a material impact on our consolidated financial statements.
Recently issued accounting pronouncements not yet adopted as of December 31, 2022:

On June 16, 2016, the FASB issued ASU No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. This standard will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2016-13 will not have a material impact on our consolidated financial statements and related disclosures. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses and ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326) Targeted Transition Relief. These ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. These ASUs will have the same effective date and transition requirements as ASU No. 2016-13.

Note 2—Significant Risks and Uncertainties
Many of our hospital customers in the U.S. are represented by group purchasing organizations (GPOs) that contract with us for services on behalf of the GPO members. GPOs representing a significant portion of our business are Vizient, Premier, Inc. (Premier) and Health Trust Purchasing Group (HPG). Members of these GPOs have incentives to purchase from their primary selected distributor; however, they operate independently and are free to negotiate directly with distributors and manufacturers. For 2022, net revenue from hospitals under contract with these GPOs represented the following approximate percentages of our consolidated net revenue: Vizient—35%; Premier—19%; and HPG—12%.
In 2022, 2021 and 2020, no sales of products of any individual suppliers exceeded 10% of our consolidated net revenue.

Note 3—Acquisitions and Discontinued Operations
Acquisitions. On March 29, 2022 (the Acquisition Date), we completed the acquisition of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger (Apria Acquisition) dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. At the time of the Apria Acquisition, each share of Apria’s common stock was converted into the right to receive $37.50 in cash. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.
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

	Preliminary Fair Value Originally Estimated as of Acquisition Date(1)	Differences Between Prior and the Current Periods Preliminary Fair Value Estimate	Preliminary Fair Value Currently Estimated as of Acquisition Date
Assets acquired:
Current assets	$142,136	$32	$142,168
Goodwill	1,267,079	(17,314)	1,249,765
Intangible assets	295,466	19,834	315,300
Other non-current assets	371,320	(17,083)	354,237
Total assets	$2,076,001	$(14,531)	$2,061,470
Liabilities assumed:
Current liabilities	$241,266	$7,036	$248,302
Noncurrent liabilities	150,128	(21,567)	128,561
Total liabilities	391,394	(14,531)	376,863
Fair value of net assets acquired, net of cash	$1,684,607	$—	$1,684,607

(1) As previously reported in our first quarter 2022 Form 10-Q.

Current assets acquired includes $91.3 million in fair value of receivables, which reflects the approximate amount contractually owed. We are amortizing the preliminary fair value of acquired intangible assets, primarily customer relationships, including Payor and capitated relationships, and trade names over their estimated weighted average useful lives of one to 15 years.
Goodwill of $1.2 billion, which we assigned to our Patient Direct segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the home healthcare business. Approximately $32 million of the goodwill is expected to be deductible for income tax purposes.
The following table provides unaudited pro forma results of net revenue and net (loss) income for the year ended December 31, 2022 and 2021 as if Apria was acquired on January 1, 2021. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Year Ended December 31,
	2022	2021
Net revenue	$10,232,588	$10,930,590
Net (loss) income	$(97,687)	$286,466
Pro forma net loss of $97.7 million for the year ended December 31, 2022 includes pro forma adjustments for interest expense of $20.8 million and amortization of intangible assets of $10.5 million, which reflects the updated preliminary purchase price allocation. The pro forma net loss for the year ended December 31, 2022 also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition. Revenue and net loss of Apria since the Acquisition Date included in the consolidated statement of operations for the year ended December 31, 2022 were $937 million and $3.3 million, respectively.
Discontinued Operations. On June 18, 2020, we completed the divestiture of our European logistics business, Movianto (the Divestiture), as well as certain support functions in our Dublin office, to Walden Group SAS (the Buyer) and EHDH (as Buyer’s guarantor) for cash consideration of $133 million. We concluded that the Movianto business met the criteria for discontinued operations as of December 31, 2019 and through the Divestiture Date, as the intention to sell represented a strategic shift and the criteria for held-for-sale were met. Movianto was previously reported in the Global Solutions segment and would have been reported within Products & Healthcare Services under our current segment structure.
Accordingly, the results of operations from the Movianto business were reported in the accompanying consolidated statements of operations as Loss from discontinued operations, net of tax for the year ended December 31, 2020.
The following table summarizes the financial results of our discontinued operations:

Year ended December 31,	2022	2021	2020
Net revenue	$—	$—	$226,759
Cost of goods sold	—	—	53,923
Gross margin	—	—	172,836
Distribution, selling, and administrative expenses	—	—	157,512
Loss on divestiture	—	—	65,472
Acquisition-related and exit and realignment charges	—	—	4,825
Other operating income, net	—	—	(388)
Operating loss	—	—	(54,585)
Interest expense, net	—	—	3,144
Loss from discontinued operations before income taxes	—	—	(57,729)
Income tax provision from discontinued operations	—	—	474
Loss from discontinued operations, net of taxes	$—	$—	$(58,203)
We suspended depreciation and amortization on assets that are held-for-sale, including right-of-use assets recorded in accordance with ASU No. 2016-02 Leases (Topic 842), for the year ended December 31, 2020.
All revenue and expense included in discontinued operations during the year ended December 31, 2020 related to activity through the Divestiture Date. No revenue or expense have been recorded in discontinued operations related to the disposal group subsequent to the Divestiture Date.

We had no assets and liabilities associated with the discontinued Movianto business reflected on the consolidated balance sheet as of December 31, 2022 and 2021.
The following table provides operating and investing cash flow information for our discontinued operations:

Year ended December 31,	2022	2021	2020
Operating activities:
Loss on divestiture	$—	$—	$65,472
Investing activities:
Capital expenditures	$—	$—	$(3,027)

Note 4—Accounts Receivable, Net
Allowances for losses on accounts receivable of $9.1 million and $18.0 million have been applied as reductions of accounts receivable at December 31, 2022 and 2021.

Note 5—Merchandise Inventories
At December 31, 2022 and 2021 we had net inventory of $1.3 billion and $1.5 billion, of which $840 million and $835 million were valued under LIFO. If LIFO inventories had been valued on a current cost or FIFO basis, they would have been greater by $231 million and $225 million as of December 31, 2022 and 2021. At December 31, 2022 and 2021, included in our inventory was $84.4 million and $99.5 million in raw materials, $73.7 million and $73.8 million in work in process and the remainder was finished goods. For the year ended December 31, 2022, primarily due to demand declines and builds in excess personal protective equipment (PPE), the Company increased its estimate of inventory valuation allowances. This change in estimate contributed to a $92.3 million (approximately $69.6 million, net of tax) valuation adjustment, or an approximate $0.93 and $0.91 impact per basic and diluted common share. At December 31, 2022 and 2021 we had inventory valuation allowances of $128 million and $25.4 million.

Note 6—Property and Equipment, Net
Property and equipment, net, consists of the following:

December 31,	2022	2021
Land and land improvements	$22,849	$22,994
Buildings and leasehold improvements	197,228	171,268
Machinery and equipment	470,071	431,836
Patient service equipment	324,007	—
Construction in progress	14,400	25,637
Property and equipment, gross	1,028,555	651,735
Accumulated depreciation and amortization	(450,286)	(334,500)
Property and equipment, net	$578,269	$317,235
Depreciation and amortization expense for property and equipment and assets under finance leases was $136 million, $40.5 million, and $41.5 million for the years ended December 31, 2022, 2021, and 2020.

Note 7—Goodwill and Intangible Assets, Net
In connection with our new segment structure, which began in the first quarter of 2022, goodwill is now reported as part of Products & Healthcare Services or Patient Direct. There was no change to our underlying reporting units as part of that segment change and therefore no reallocation of goodwill. As of October 1, 2022, we performed our annual impairment test and concluded that there were no impairments of goodwill. In December 2021, we closed on an acquisition of a small kitting business, the impact of which was immaterial to our financial results.
The following table summarizes the changes in the carrying amount of goodwill through December 31, 2022:

	Patient Direct	Products & Healthcare Services	Consolidated
Net carrying amount of goodwill, December 31, 2020	$283,905	$110,181	$394,086
Currency translation adjustments	—	(6,717)	(6,717)
Acquisition		2,816	2,816
Net carrying amount of goodwill, December 31, 2021	283,905	106,280	390,185
Currency translation adjustments	—	(2,713)	(2,713)
Acquisition	1,249,765	(532)	1,249,233
Net carrying amount of goodwill, December 31, 2022	$1,533,670	$103,035	$1,636,705
Intangible assets at December 31, 2022 and 2021 were as follows:

	2022			2021
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$447,107	$202,000	$73,181	$275,526	$90,000	$43,189
Accumulated amortization	(197,540)	(50,094)	(29,612)	(146,168)	(33,242)	(19,560)
Net intangible assets	$249,567	$151,906	$43,569	$129,358	$56,758	$23,629
Weighted average useful life	13 years	10 years	6 years	10 years	11 years	8 years
At December 31, 2022 and 2021, $308 million and $45.7 million in net intangible assets were held in the Patient Direct segment and $137 million and $164 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $78.8 million for 2022, $39.8 million for 2021 and $41.5 million for 2020.
Based on the current carrying value of intangible assets subject to amortization, estimated amortization expense is $83.2 million for 2023, $65.3 million for 2024, $55.2 million for 2025, $53.7 million for 2026, and $46.9 million for 2027.

Note 8—Leases
The components of lease expense were as follows:

		Years ended December 31,
	Classification	2022	2021	2020
Operating lease cost	DS&A Expenses	$81,520	$59,397	$53,675
Finance lease cost:
Amortization of lease assets	DS&A Expenses	2,755	1,098	963
Interest on lease liabilities	Interest expense, net	1,516	1,255	1,283
Total finance lease cost		4,271	2,353	2,246
Short-term lease cost	DS&A Expenses, Cost of goods sold	4,129	871	1,081
Variable lease cost	DS&A Expenses, Cost of goods sold	35,431	17,491	15,611
Total lease cost		$125,351	$80,112	$72,613
Variable lease cost consists primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities and patient services equipment which are paid as incurred.
Supplemental balance sheet information is as follows:

		As of December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Operating lease assets	$280,665	$194,006
Finance lease assets	Property and equipment, net	10,194	8,896
Total lease assets		$290,859	$202,902
Liabilities:
Current
Operating	Other current liabilities	$76,805	$41,817
Finance	Other current liabilities	2,531	2,037
Noncurrent
Operating	Operating lease liabilities, excluding current portion	215,469	162,241
Finance	Long-term debt, excluding current portion	11,877	11,314
Total lease liabilities		$306,682	$217,409
The gross value recorded under finance leases was $21.5 million and $20.6 million with associated accumulated depreciation of $11.3 million and $11.7 million as of December 31, 2022 and 2021. Operating lease assets include $88.6 million in right-of-use assets and $91.9 million of operating lease liabilities associated with Apria as of December 31, 2022.

Other information related to leases was as follows:

	Years ended December 31,
	2022	2021	2020
Supplemental cash flow information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating and finance leases	$81,821	$59,192	$54,541
Financing cash flows from finance leases	$2,850	$1,199	$879

Right-of-use assets obtained in exchange for new operating and finance lease liabilities	$75,188	$96,988	$41,616

Weighted average remaining lease term (years)
Operating leases	4.3	4.9	5.2
Finance leases	5.2	6.4	7.9

Weighted average discount rate
Operating leases	6.9%	8.8%	11.8%
Finance leases	9.9%	10.8%	12.3%
Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases(1)	Finance Leases	Total
2023	$100,499	$3,557	$104,056
2024	88,461	3,505	91,966
2025	66,821	3,452	70,273
2026	46,418	2,578	48,996
2027	28,806	2,229	31,035
Thereafter	31,394	2,544	33,938
Total lease payments	362,399	17,865	380,264
Less: Interest	(70,125)	(3,457)	(73,582)
Present value of lease liabilities	$292,274	$14,408	$306,682
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
Exit and realignment charges by segment for the years ended December 31, 2022, 2021 and 2020 were as follows:

Year ended December 31,	2022	2021	2020
Products & Healthcare Services	$6,414	$28,760	$25,622
Patient Direct	483	2,349	310
Total exit and realignment charges	$6,897	$31,109	$25,932

The following table summarizes the activity related to exit and realignment cost accruals through December 31, 2022:

Total
Accrued exit and realignment charges, December 31, 2019	$8,162
Provision for exit and realignment activities:
Severance	5,623
Information system restructuring costs	2,119
Lease obligations	1,051
Other	6,519
Cash payments	(20,328)
Accrued exit and realignment charges, December 31, 2020	3,146
Provision for exit and realignment activities:
Severance	9,191
Information system restructuring costs	4,752
Lease obligations	440
Other	5,564
Cash payments	(14,787)
Accrued exit and realignment charges, December 31, 2021	8,306
Provision for exit and realignment activities:
Severance	2,018
Other	4,147
Cash payments	(13,502)
Accrued exit and realignment charges, December 31, 2022	$969
In addition to the exit and realignment accruals in the preceding table, we also incurred $0.7 million of costs that were expensed as incurred for the year ended December 31, 2022, which related to an increase in reserves associated with certain retained assets of Fusion5. We also incurred $11.2 million of costs that were expensed as incurred for the year ended December 31, 2021, which primarily includes $9.6 million of wind-down costs related to Fusion5. We also incurred $10.6 million of costs that were expensed as incurred for the year ended December 31, 2020, including $4.9 million in impairment charges related to our client engagement center right-of-use asset, $3.7 million in loss on the sale of certain disposed assets and $2.0 million in other asset charges.
Acquisition-related and exit and realignment charges presented in our consolidated statements of operations includes acquisition-related charges of $48.1 million, $3.0 million and $11.8 million for the years ended December 31, 2022, 2021 and 2020. Acquisition-related charges in 2022 and 2021 consisted primarily of costs related to the Apria transaction. Acquisition-related charges in 2020 consisted primarily of transition costs for the Halyard acquisition.

Note 10—Debt
Debt consists of the following:

	2022		2021
December 31,	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.375% Senior Notes, due December 2024	$245,510	$237,772	$245,086	$263,263
Receivables Securitization Program	93,142	96,000	197,026	200,000
Term Loan A	490,816	485,000	—	—
4.500% Senior Notes, due March 2029	492,762	396,625	491,656	515,225
Term Loan B	576,587	597,733	—	—
6.625% Senior Notes, due April 2030	585,180	516,060	—	—
Finance leases and other	16,877	16,877	15,809	15,809
Total debt	2,500,874	2,346,067	949,577	994,297
Less current maturities	(17,906)	(17,906)	(2,037)	(2,037)
Long-term debt	$2,482,968	$2,328,161	$947,540	$992,260
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
On March 29, 2022, we entered into an amendment to our Receivables Financing Agreement. The amended Receivables Financing Agreement has a maximum borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our subsidiaries sell substantially all of their accounts receivable balances to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025.
At December 31, 2022 and 2021, we had borrowings of $96.0 million and $200 million outstanding under our Receivables Financing Agreement. At December 31, 2022 and 2021, we had maximum revolving borrowing capacity of $354 million and $100 million available under our Receivable Financing Agreement.
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
At December 31, 2022, we had no borrowings and letters of credit of $27.9 million outstanding under our Revolving Credit Agreement. At December 31, 2021, we had no borrowings and letters of credit of $9.4 million outstanding under our Revolving Credit Agreement. At December 31, 2022 and 2021, we had $422 million and $291 million available for borrowing under our Revolving Credit Agreement. We also had letters of credit and bank guarantees, which were issued outside of the Revolving Credit Agreement for $2.3 million and $2.2 million as of December 31, 2022 and 2021, which supports certain leased facilities as well as other normal business activities in the United States and Europe.
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
The Revolving Credit Agreement, the Credit Agreement, Receivables Financing Agreement, 2024 Notes, 2029 Unsecured Notes, and 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at December 31, 2022.
As of December 31, 2022, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2023	$15,375
2024	273,855
2025	136,375
2026	43,500
2027	402,875
2028	6,000
2029	1,059,500
2030	600,000
Of the $274 million due in 2024, $254 million is due in December 2024. Current maturities at December 31, 2022 include $9.4 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $2.5 million in current portion of finance leases.

Note 11—Share-Based Compensation
We maintain a share-based compensation plan (the Plan) that is administered by the Our People & Culture Committee of the Board of Directors. The Plan allows us to award or grant to officers, directors and teammates incentive, non-qualified and deferred compensation stock options, stock appreciation rights (SARs), performance stock units and performance shares (collectively Performance Stock Awards (PSAs)), restricted stock units and restricted stock (collectively Restricted Stock Awards (RSAs)) and unrestricted stock. We use authorized and unissued common shares for grants of RSAs, SARs, PSAs or for stock option exercises. At December 31, 2022, approximately 5.1 million common shares were available for issuance under the Plan.
RSAs under the Plan generally vest over one, three or five years. PSAs under the Plan are issuable as restricted stock or common shares upon meeting performance goals and generally have a total performance and vesting period of three years.
We recognize the fair value of stock-based compensation awards, which is based upon the market price of the underlying common stock at the grant date, on a straight-line basis over the estimated requisite service period. RSAs are earned based on service conditions and PSAs are earned based on service conditions, performance conditions, market conditions, or any combination of these. The fair value of PSAs as of the date of grant is estimated assuming that performance goals will be achieved at target levels. If such goals are not probable of being met, or are probable of being met at different levels, recognized compensation cost is adjusted to reflect the change in estimated fair value.
Total share-based compensation expense for December 31, 2022, 2021 and 2020 was $21.0 million, $25.0 million and $19.7 million with recognized tax benefits of $5.5 million, $6.5 million and $5.1 million. Unrecognized compensation cost related to nonvested RSAs, net of estimated forfeitures, was $27.8 million at December 31, 2022. This amount is expected to be recognized over a weighted-average period of 2.0 years, based on the maximum remaining vesting period required under the awards. Unrecognized compensation cost related to nonvested PSAs as of December 31, 2022 was $4.2 million and will be recognized primarily in 2023 and 2024 if the related performance targets are met.
The following table summarizes the activity and value of nonvested RSAs and PSAs for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Number of Shares	Weighted Average Grant-date Fair Value Per Share	Number of Shares	Weighted Average Grant-date Fair Value Per Share	Number of Shares	Weighted Average Grant-date Fair Value Per Share
Nonvested awards at beginning of year	4,325	$11.57	4,816	$7.64	4,515	$9.69
Granted	2,745	19.10	2,758	14.10	2,289	7.29
Vested	(2,667)	8.11	(1,801)	9.33	(1,487)	11.94
Forfeited	(1,626)	11.25	(1,448)	6.10	(501)	7.69
Nonvested awards at end of year	2,777	22.52	4,325	11.57	4,816	7.64

The total fair value of RSAs and PSAs vesting during the years ended December 31, 2022, 2021 and 2020 was $21.6 million, $16.8 million and $17.8 million.

Note 12—Retirement Plans
Savings and Retirement Plans. We maintain a voluntary 401(k) savings and retirement plans covering substantially all full-time and certain part-time teammates in the United States who have met eligibility requirements. We match a certain percentage of each teammates’ contribution. These plans also provide for discretionary contributions by us for all eligible teammates, subject to certain limits, and discretionary profit-sharing contributions. We may increase or decrease our contributions at our discretion, on a prospective basis. We incurred $14.0 million, $23.2 million and $21.6 million of expense related to these plans in 2022, 2021 and 2020. We also maintain defined contribution plans in some countries outside of the United States in which we operate. Expenses related to these plans were not material in 2022, 2021 and 2020.
U.S. Retirement Plans. We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan).
The following table sets forth the U.S. Retirement Plan’s financial status and the amounts recognized in our consolidated balance sheets:

December 31,	2022	2021
Change in benefit obligation
Benefit obligation, beginning of year	$50,244	$57,384
Interest cost	1,176	1,080
Actuarial gain	(8,359)	(4,462)
Benefits paid	(3,720)	(3,758)
Benefit obligation, end of year	$39,341	$50,244
Change in plan assets
Fair value of plan assets, beginning of year	$—	$—
Employer contribution	3,720	3,758
Benefits paid	(3,720)	(3,758)
Fair value of plan assets, end of year	$—	$—
Funded status, end of year	$(39,341)	$(50,244)
Amounts recognized in the consolidated balance sheets
Other current liabilities	$(3,604)	$(3,649)
Other liabilities	(35,737)	(46,595)
Accumulated other comprehensive loss	10,550	19,831
Net amount recognized	$(28,791)	$(30,413)
Accumulated benefit obligation	$39,341	$50,244
Weighted average assumptions used to determine benefit obligation
Discount rate	4.87%	2.43%
Rate of increase in compensation levels	N/A	N/A
Plan benefit obligations of the U.S. Retirement Plan were measured as of December 31, 2022 and 2021. Plan benefit obligations are determined using assumptions developed at the measurement date. The weighted average discount rate, which is used to calculate the present value of plan liabilities, is an estimate of the interest rate at which the plan liabilities could be effectively settled at the measurement date. When estimating the discount rate, we review yields available on high-quality, fixed-income debt instruments and use a yield curve model from which the discount rate is derived by applying the projected benefit payments under the plan to points on a published yield curve.

The components of net periodic benefit cost for the U.S. Retirement Plan were as follows:

Year ended December 31,	2022	2021	2020
Interest cost	$1,176	$1,080	$1,420
Recognized net actuarial loss	923	1,199	872
Net periodic benefit cost	$2,099	$2,279	$2,292
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.43%	1.95%	2.75%
Rate of increase in future compensation levels	N/A	N/A	N/A
Amounts recognized for the U.S. Retirement Plan as a component of accumulated other comprehensive loss as of the end of the year that have not been recognized as a component of the net periodic benefit cost are presented in the following table. We expect to recognize approximately $0.4 million of the net actuarial loss reported in the following table as of December 31, 2022, as a component of net periodic benefit cost during 2023.

Year ended December 31,	2022	2021
Net actuarial loss	$(10,550)	$(19,831)
Deferred tax benefit	4,964	9,571
Amounts included in accumulated other comprehensive loss, net of tax	$(5,586)	$(10,260)
As of December 31, 2022, the expected benefit payments required for each of the next five years and the five-year period thereafter for the U.S. Retirement Plan were as follows:

Year
2023	$3,561
2024	3,349
2025	3,142
2026	2,924
2027	2,728
2028-2032	10,697
International Retirement Plans. Certain of our foreign subsidiaries have defined benefit pension plans covering substantially all of their respective teammates. As of December 31, 2022 and 2021, the accumulated benefit obligation under these plans was $11.8 million and $12.3 million. We recorded $3.6 million, $3.6 million and $2.3 million in net periodic benefit cost in other expense (income), net for the years ended December 31, 2022, 2021 and 2020.

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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$400,000	March 2027	Other assets, net	$15,461	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$58,321	January 2023	Other current assets	$440	Other current liabilities	$42

The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2021:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Foreign currency contracts	$9,700	January 2022	Other current assets	$81	Other current liabilities	$—
In March 2021, we terminated $300 million in notional value of interest rate swaps concurrent with the debt financing transaction. The balance of the fair value adjustments of $25.1 million, which related to these terminated interest rate swaps, within accumulated other comprehensive loss was reclassified to loss on extinguishment of debt within our consolidated statements of operations for the year ended December 31, 2021.
The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the year ended December 31, 2022:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)	Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Interest rate swaps	$14,814	Interest expense, net	$(128,891)	$(647)
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
For the years ended December 31, 2022, 2021 and 2020 we recognized a loss of $0.9 million, $2.3 million and $0.7 million, associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating (income) expense, net for our foreign exchange contracts.

Note 14—Income Taxes
The components of income from continuing operations before income taxes consist of the following:

Year ended December 31,	2022	2021	2020
Income from continuing operations before income taxes:
U.S.	$(17,650)	$231,424	$80,632
Foreign	28,541	45,330	29,276
Income from continuing operations before income taxes	$10,891	$276,754	$109,908
The income tax provision (benefit) consists of the following:

Year ended December 31,	2022	2021	2020
Current tax provision (benefit):
Federal	$1,090	$54,087	$(4,430)
State	5,125	15,961	6,527
Foreign	8,648	14,853	4,172
Total current tax provision	14,863	84,901	6,269
Deferred tax provision (benefit):
Federal	(8,671)	(22,046)	16,512
State	(5,395)	(4,175)	(1,132)
Foreign	(12,295)	(3,515)	185
Total deferred tax provision (benefit)	(26,361)	(29,736)	15,565
Total income tax (benefit) provision	$(11,498)	$55,165	$21,834

A reconciliation of the federal statutory rate to our effective income tax rate is shown below:

Year ended December 31,	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Increases (decreases) in the rate resulting from:
Net capital loss on divestiture	—%	(1.0)%	(24.8)%
Tax reform	—%	(1.2)%	(11.4)%
Unrecognized tax benefits	10.2%	0.1%	5.0%
State income taxes, net of federal income tax impact	(7.1)%	3.1%	3.2%
Research and development credit	(29.9)%	(0.8)%	(2.9)%
Foreign income taxes	0.5%	0.3%	0.7%
Valuation allowance	—%	1.1%	27.1%
Restricted stock vestings	(57.3)%	(2.1)%	1.0%
Nondeductible compensation	28.9%	1.0%	—%
Foreign repatriation change (Thailand)	(96.3)%	—%	—%
Non-deductible transaction costs	19.5%	—%	—%
Foreign derived intangible income (FDII)	—%	(3.2)%	—%
Global intangible low-taxed income	5.0%	—%	—%
Other	(0.1)%	1.6%	1.0%
Effective income tax rate	(105.6)%	19.9%	19.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

December 31,	2022	2021
Deferred tax assets:
Employee benefit plans	$27,923	$40,121
Accrued liabilities not currently deductible	15,640	24,659
Finance charges	2,143	2,019
Lease liabilities	80,300	57,056
Allowance for losses on accounts receivable	6,703	3,370
Net operating loss carryforwards	55,992	4,985
Capital loss carryover	30,034	30,323
Interest limitation	19,890	206
R&D Capitalized Costs	14,017	—
Other	7,982	4,694
Total deferred tax assets	260,624	167,433
Less: valuation allowances	(35,253)	(34,706)
Net deferred tax assets	225,371	132,727
Deferred tax liabilities:
Merchandise inventories	18,904	32,261
Goodwill	4,151	2,759
Property and equipment	86,451	32,607
Right-of-use assets	75,623	52,755
Computer software	5,532	8,068
Derivatives	4,020	—
Insurance	(20)	1,040
Intangible assets	81,068	21,953
Withholding tax liabilities	—	7,072
Other	826	101
Total deferred tax liabilities	276,555	158,616
Net deferred tax liability	$(51,184)	$(25,889)

The valuation allowances relate to deferred tax assets for U.S. federal and state capital loss carryforwards and net operating loss carryforwards in various state jurisdictions. The U.S. capital loss carryforward, which has a full valuation allowance, has an expiration date of five years. As of December 31, 2022, federal net operating losses of approximately $190.6 million are available to offset future federal taxable income. The entire $190.6 million of net operating losses have an unlimited carryforward period and will not expire. The capital loss and net operating loss carryforwards in various state jurisdictions have various expiration dates ranging from five years to an unlimited carryforward period. Based on management’s judgment using available evidence about historical and expected future taxable earnings, management believes it is more likely than not that we will realize the benefit of the existing deferred tax assets, net of valuation allowances, at December 31, 2022.
Cash payments for income taxes, including interest, for 2022, 2021 and 2020 were $38.1 million, $102 million and $15.4 million. Cash tax refunds received for 2022, 2021 and 2020 were $4.2 million, $2.5 million and $32.8 million.

A summary of the changes in the liability for unrecognized tax benefits from the beginning to the end of the reporting period is as follows:

	2022	2021
Unrecognized tax benefits at January 1,	$21,385	$20,770
Increases for positions taken during current period	1,016	858
Increases for positions taken during prior periods	325	2,422
Lapse of statute of limitations	(227)	(2,665)
Unrecognized tax benefits at December 31,	$22,499	$21,385
Included in the liability for unrecognized tax benefits at December 31, 2022 and 2021, were $2.7 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. These tax positions are temporary differences which do not impact the annual effective tax rate under deferred tax accounting. Any change in the deductibility period of these tax positions would impact the timing of cash payments to taxing jurisdictions. Unrecognized tax benefits of $19.8 million and $18.7 million at December 31, 2022 and 2021 would impact our effective tax rate if recognized and the remaining would not impact our effective tax rate.
We recognize accrued interest and penalties related to unrecognized tax benefits. Accrued interest at December 31, 2022 and 2021 was $3.9 million and $2.9 million. The amounts recognized in interest expense for the years ended December 31, 2022, 2021 and 2020 were $1.0 million, $0.3 million and $1.3 million. There were no penalties accrued at December 31, 2022, 2021 and 2020 or recognized in 2022, 2021 and 2020.
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
We file income tax returns in the U.S. federal and various state and foreign jurisdictions. Our U.S. federal income tax returns for the years 2015 through 2021 are subject to examination. Our income tax returns for U.S. state and local jurisdictions are generally open for the years 2019 through 2021; however, certain returns may be subject to examination for differing periods. The former owners are contractually obligated to indemnify us for all income tax liabilities incurred by Byram entities prior to its acquisition on August 1, 2017, and for all income tax liabilities incurred by the Halyard foreign entities located in Thailand, Mexico, and Honduras prior to its acquisition on April 30, 2018.

Note 15—Net Income per Common Share
The following table summarizes the calculation of net income per share attributable to common shareholders for the years ended December 31, 2022, 2021 and 2020:

Year ended December 31,	2022	2021	2020
Income from continuing operations, net of tax	$22,389	$221,589	$88,074
Loss from discontinued operations, net of tax	—	—	(58,203)
Net income	$22,389	$221,589	$29,871

Weighted average shares outstanding - basic	74,496	72,744	63,368
Dilutive shares	1,721	2,742	144
Weighted average shares outstanding - diluted	76,217	75,486	63,512

Basic income (loss) per common share:
Income from continuing operations	$0.30	$3.05	$1.39
Loss from discontinued operations	—	—	(0.92)
Net income	$0.30	$3.05	$0.47

Diluted income (loss) per common share:
Income from continuing operations	$0.29	$2.94	$1.39
Loss from discontinued operations	—	—	(0.92)
Net income	$0.29	$2.94	$0.47

Note 16—Shareholders’ Equity
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of December 31, 2022, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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

Note 17—Accumulated Other Comprehensive Loss
The following tables show the changes in accumulated other comprehensive loss by component for the years ended December 31, 2022, 2021 and 2020:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive income (loss) before reclassifications	8,359	(14,101)	14,814	9,072
Income tax	(1,646)	—	(3,851)	(5,497)
Other comprehensive income (loss) before reclassifications, net of tax	6,713	(14,101)	10,963	3,575
Amounts reclassified from accumulated other comprehensive loss	923	—	647	1,570
Income tax	(240)	—	(169)	(409)
Amounts reclassified from accumulated other comprehensive loss, net of tax	683	—	478	1,161
Other comprehensive income (loss)	7,396	(14,101)	11,441	4,736
Accumulated other comprehensive loss, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
Other comprehensive income (loss) before reclassifications	4,462	(25,976)	2,426	(19,088)
Income tax	(1,428)	—	(611)	(2,039)
Other comprehensive income (loss) before reclassifications, net of tax	3,034	(25,976)	1,815	(21,127)
Amounts reclassified from accumulated other comprehensive loss	1,199	—	25,518	26,717
Income tax	(383)	—	(7,289)	(7,672)
Amounts reclassified from accumulated other comprehensive loss, net of tax	816	—	18,229	19,045
Other comprehensive income (loss)	3,850	(25,976)	20,044	(2,082)
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2019	$(14,691)	$(25,301)	$(12,715)	$(52,707)
Other comprehensive income (loss) before reclassifications	(6,632)	9,703	(19,741)	(16,670)
Income tax	1,945	—	5,789	7,734
Other comprehensive income (loss) before reclassifications, net of tax	(4,687)	9,703	(13,952)	(8,936)
Amounts reclassified from accumulated other comprehensive loss	1,297	15,580	9,232	26,109
Income tax	(366)	—	(2,609)	(2,975)
Amounts reclassified from accumulated other comprehensive loss, net of tax	931	15,580	6,623	23,134
Other comprehensive income (loss)	(3,756)	25,283	(7,329)	14,198
Accumulated other comprehensive loss, December 31, 2020	$(18,447)	$(18)	$(20,044)	$(38,509)
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
We pay scheduled fees under the agreement, which can vary based on changes in the level of support required. Assuming no early termination of the contract, our estimated remaining annual obligations under this agreement are $32.6 million in 2023, $32.1 million in 2024, and $15.9 million in 2025.

Note 19—Legal Proceedings
We are party to various legal claims that are ordinary and incidental to our business, including ones related to commercial disputes, employment, workers’ compensation, product liability, regulatory and other matters. We maintain insurance coverage for employment, product liability, workers’ compensation and other personal injury litigation matters, subject to policy limits, applicable deductibles and insurer solvency. We establish reserves from time to time based upon periodic assessment of the potential outcomes of pending matters.
Based on current knowledge and the advice of counsel, we believe that the accrual as of December 31, 2022 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Note 20—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our United States distribution business (Medical Distribution), outsourced logistics and value-added services business, and our Global Products business which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare businesses (Byram and Apria).
We evaluate the performance of our segments based on their operating income excluding intangible amortization, acquisition-related, exit and realignment charges, along with other adjustments, that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful.

The following tables present financial information by segment:

Year ended December 31,	2022	2021	2020
Net revenue:
Products & Healthcare Services	$7,898,397	$8,825,646	$7,662,429
Patient Direct	2,057,078	959,669	817,748
Consolidated net revenue	$9,955,475	$9,785,315	$8,480,177

Operating income:
Products & Healthcare Services	$175,309	$384,390	$215,698
Patient Direct	193,748	57,966	67,662
Intangible amortization	(78,847)	(39,807)	(41,490)
Acquisition-related and exit and realignment charges	(55,022)	(34,076)	(37,752)
Inventory valuation adjustment(1)	(92,275)	—	—
Consolidated operating income	$142,913	$368,473	$204,118

Depreciation and amortization:
Products & Healthcare Services	$77,539	$75,548	$77,131
Patient Direct	151,128	15,073	16,205
Consolidated depreciation and amortization	$228,667	$90,621	$93,336

Capital expenditures:
Products & Healthcare Services	$49,824	$48,282	$55,110
Patient Direct	116,758	1,408	1,056
Discontinued operations	—	—	3,027
Consolidated capital expenditures	$166,582	$49,690	$59,193
(1) Relates to an inventory valuation adjustment in our Products & Healthcare Services segment, primarily associated with PPE inventory built up and a subsequent decline in demand as a result of the COVID-19 pandemic.

December 31,	2022	2021
Total assets:
Products & Healthcare Services	$2,809,600	$3,012,303
Patient Direct	2,507,216	468,536
Segment assets	5,316,816	3,480,839
Cash and cash equivalents	69,467	55,712
Consolidated total assets	$5,386,283	$3,536,551
The following tables present information by geographic area. Net revenues were attributed to geographic areas based on the locations from which we ship products or provide services.

Year ended December 31,	2022	2021	2020
Net revenue:
United States	$9,526,037	$9,250,331	$8,130,411
International	429,438	534,984	349,766
Consolidated net revenue	$9,955,475	$9,785,315	$8,480,177

December 31,	2022	2021
Long-lived assets:
United States	$1,226,108	$641,630
International	116,524	113,363
Consolidated long-lived assets	$1,342,632	$754,993

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Owens & Minor, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Owens & Minor, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of fair value of acquired intangible assets
As discussed in Note 3 to the consolidated financial statements, on March 29, 2022 the Company completed the acquisition of 100% of Apria, Inc., which was accounted for using the acquisition method of accounting. The Company recorded intangible assets with an acquisition-date fair value of $315 million, which included certain trade names and payor and capitated relationships intangible assets. The fair value of intangible assets acquired have been estimated based on various valuation methods, including the income approach.

We identified the evaluation of the acquisition-date fair values of certain trade names and payor and capitated relationships intangible assets as a critical audit matter. A higher degree of auditor judgment was required to evaluate certain projected revenues used in the valuation models to determine the fair value of these intangible assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the projected revenues. We performed sensitivity analyses over the projected revenues to assess the impact of changes in those assumptions on the Company’s determination of fair value. We assessed management’s projected revenues by comparing them to historical revenue trends. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the projected revenues by comparing them to the projected revenues of a set of comparable companies and other market data.

Estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues
As discussed in Note 1 to the consolidated financial statements, within the Company’s Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment rented to patients and sales of equipment, supplies and other items sold to patients. The Company’s Patient Direct segment net revenue was $2,057 million for the year ended December 31, 2022. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. The Company determines the transaction price based on contractually agreed-upon amounts or rates, adjusted for estimates of variable consideration on equipment and supplies sales and estimated adjustments to record revenue at an amount probable of being collected for equipment rental revenues. The Company uses contractual agreements, historical experience, and other operating trends to determine the estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues.

We identified the evaluation of the estimates of variable consideration on equipment and supplies sales and estimated adjustments on equipment rental revenues as a critical audit matter. A higher degree of auditor judgment was required to evaluate the relevance and reliability of the historical experience and other operating trends.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s estimate of variable consideration on certain equipment and supplies sales. We assessed the relevance and reliability of the Company’s historical experience on net revenues recorded during the current year by selecting certain historical payments and comparing them to underlying support. We assessed management’s ability to estimate by comparing previous estimates to actual results and current estimates. We also compared current operating trends to the current year estimates.

/s/ KPMG LLP
We have served as the Company’s auditor since 1987.
Richmond, Virginia
February 28, 2023

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

3.1	Amended and Restated Articles of Incorporation of Owens & Minor, Inc. (incorporated herein by reference to our Current Report on Form 8-K, Exhibit 3.1, dated July 29, 2008)

3.2	Amended and Restated Bylaws of the Company effective October 28, 2022 (incorporated herein by reference to the our Quarterly Report on Form 10-Q, Exhibit 3.1, dated November 2, 2022)

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

4.11	Form of Global Note for the 6.625% Senior Notes due 2030 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.2, dated March 29, 2022)

4.12
Seventh Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.3, dated March 29, 2022)

4.13
First Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and Regions Bank, as trustee, to the Indenture dated as of March 10, 2021 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.4, dated March 29, 2022)

4.14
First Supplemental Indenture dated as of March 29, 2022, by and among the Company, the guarantors named therein and Regions Bank, as trustee, to the Indenture dated of March 29, 2022 (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 4.5, dated March 29, 2022)

4.15	Description of Securities - filed herewith

10.1	Form of Director Restricted Stock Agreement under the 2015 Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.3, for the quarter ended March 31, 2016)*

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

10.55
Form of Owens & Minor, Inc. Restricted Stock Unit Award Agreement under the Company's 2018 Stock Incentive Plan (incorporated herein by reference to our Form 10-Q, Exhibit 10.3, dated November 3, 2021)*

10.56
Amendment No. 1 to Credit Agreement, among Owens & Minor Distribution, Inc., Owens & Minor Medical, Inc., Barista Acquisition I, LLC, Barista Acquisition II, LLC, O&M Halyard, Inc., Byram Healthcare Centers, Inc., Owens & Minor, Inc., and Bank Of America (incorporated herein by reference to our Form 10-K, Exhibit 10.56, dated February 23, 2022)

10.57
Executive Separation Agreement and General Release, dated as of January 9, 2022, by and between Christopher Lowery and Owens & Minor Medical, Inc. (incorporated herein by reference to our Form 10-K, Exhibit 10.57, dated February 23, 2022)*,**

10.58	Form of Restricted Stock Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 1, 2022)**

10.59	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 1, 2022)**

10.60	Form of 2022 Performance Stock Unit Award Agreement (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.3, dated March 1, 2022)**

10.61
Credit Agreement dated as of March 29, 2022, by and among the Company, certain subsidiaries of the Company party thereto, as borrowers, JPMorgan Chase Bank, N.A., as an administrative agent and collateral agent, and a syndicate of financial institutions, as lenders (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.1, dated March 29, 2022)**

10.62
Fourth Amendment to Receivables Financing Agreement, dated as of March 29, 2022, by and among O&M Funding LLC, as borrower, Owens & Minor Medical, Inc., as initial servicer, the lenders party thereto, and PNC Bank, National Association, as administrative agent (incorporated herein by reference to the Company’s Current Report on Form 8-K, Exhibit 10.2, dated March 29, 2022)**

10.63
Joinder to Credit Agreement, Amendment No. 2 to Credit Agreement, Amendment No. 1 to Security Agreement and Amendment No. 1 to Guaranty, dated as of March 29, 2022, by and among the Company and certain subsidiaries of the Company, as borrowers, the guarantors and lenders thereto and Bank of America, N.A., as administrative agent and collateral agent, L/C issuer and swing line lender (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2022)

10.64	Amendment No. 3 to the Owens & Minor, Inc. 2018 Stock Incentive Plan (incorporated herein by reference to our Quarterly Report on Form 10-Q, Exhibit 10.6, for the quarter ended March 31, 2022)**

10.65
Executive Separation Agreement and General Release, dated as of October 12, 2022, by and between Jeffrey T. Jochims and Owens & Minor, Inc. (incorporated herein by reference to our Form 10-Q, Exhibit 10.2, dated November 2, 2022) **

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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2023.

OWENS & MINOR, INC.

/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2023:

/s/ Edward A. Pesicka	/s/ Robert J. Henkel
Edward A. Pesicka	Robert J. Henkel
President, Chief Executive Officer & Director	Director

/s/ Alexander J. Bruni	/s/ Rita F. Johnson-Mills
Alexander J. Bruni	Rita F. Johnson-Mills
Executive Vice President & Chief Financial Officer	Director

/s/ Michael W. Lowry	/s/ Stephen W. Klemash
Michael W. Lowry	Stephen W. Klemash
Senior Vice President, Corporate Controller & Chief Accounting Officer	Director

/s/ Mark A. Beck	/s/ Teresa L. Kline
Mark A. Beck	Teresa L. Kline
Chair of the Board of Directors	Director

/s/ Gwendolyn M. Bingham	/s/ Carissa L. Rollins
Gwendolyn M. Bingham	Carissa L. Rollins
Director	Director

/s/ Kenneth Gardner-Smith
Kenneth Gardner-Smith
Director