Form 10-Q
period 2023-03-31
OWENS & MINOR INC/VA/
filed 2023-05-05
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9810
_______________________________________________________
Owens & Minor, Inc.
(Exact name of Registrant as specified in its charter)
_____________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of April 28, 2023 was 76,205,567 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net revenue	$2,522,849	$2,406,952
Cost of goods sold	2,025,542	2,033,504
Gross margin	497,307	373,448
Distribution, selling and administrative expenses	448,722	269,471
Acquisition-related charges and intangible amortization	22,188	42,135
Exit and realignment charges	15,674	1,682
Other operating expense (income), net	916	(899)
Operating income	9,807	61,059
Interest expense, net	42,198	12,019
Other expense, net	1,387	783
(Loss) income before income taxes	(33,778)	48,257
Income tax (benefit) provision	(9,360)	8,978
Net (loss) income	$(24,418)	$39,279

Net (loss) income per common share:
Basic	$(0.32)	$0.53
Diluted	$(0.32)	$0.52
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net (loss) income	$(24,418)	$39,279
Other comprehensive income (loss) net of tax:
Currency translation adjustments	5,118	(787)
Change in unrecognized net periodic pension costs	(147)	189
Change in gains and losses on derivative instruments	(3,377)	—
Total other comprehensive income (loss), net of tax	1,594	(598)
Comprehensive (loss) income	$(22,824)	$38,681

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$66,840	$69,467
Accounts receivable, net of allowances of $9,549 and $9,063	757,802	763,497
Merchandise inventories	1,288,288	1,333,585
Other current assets	155,397	128,636
Total current assets	2,268,327	2,295,185
Property and equipment, net of accumulated depreciation of $482,861 and $450,286	569,908	578,269
Operating lease assets	276,562	280,665
Goodwill	1,639,133	1,636,705
Intangible assets, net	424,530	445,042
Other assets, net	131,743	150,417
Total assets	$5,310,203	$5,386,283
Liabilities and equity
Current liabilities
Accounts payable	$1,165,799	$1,147,414
Accrued payroll and related liabilities	87,110	93,296
Other current liabilities	377,721	325,756
Total current liabilities	1,630,630	1,566,466
Long-term debt, excluding current portion	2,362,453	2,482,968
Operating lease liabilities, excluding current portion	208,276	215,469
Deferred income taxes	61,099	60,833
Other liabilities	123,345	114,943
Total liabilities	4,385,803	4,440,679
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,196 shares and 76,279 shares	152,391	152,557
Paid-in capital	420,680	418,894
Retained earnings	385,590	410,008
Accumulated other comprehensive loss	(34,261)	(35,855)
Total equity	924,400	945,604
Total liabilities and equity	$5,310,203	$5,386,283
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net (loss) income	$(24,418)	$39,279
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	70,926	24,125
Share-based compensation expense	6,463	5,403
(Benefit) provision for losses on accounts receivable	(521)	5,628
Loss on extinguishment of debt	564	—
Deferred income tax benefit	(591)	(69)
Changes in operating lease right-of-use assets and lease liabilities	(225)	(462)
Gain on sale and dispositions of property and equipment	(8,269)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,240	(12,919)
Merchandise inventories	45,832	58,098
Accounts payable	23,082	(6,967)
Net change in other assets and liabilities	36,483	(33,165)
Other, net	3,832	748
Cash provided by operating activities	158,398	79,699
Investing activities:
Acquisition, net of cash acquired	—	(1,576,278)
Additions to property and equipment	(46,150)	(9,609)
Additions to computer software	(5,340)	(1,352)
Proceeds from sale of property and equipment	17,306	3
Cash used for investing activities	(34,184)	(1,587,236)
Financing activities:
Borrowings under amended Receivables Financing Agreement	232,100	—
Repayments under amended Receivables Financing Agreement	(328,100)	—
Repayments of debt	(26,500)	—
Proceeds from issuance of debt	—	1,691,000
Borrowings under revolving credit facility, net and Receivable Financing Agreement	—	41,700
Financing costs paid	—	(33,744)
Other, net	(4,989)	(34,762)
Cash (used for) provided by financing activities	(127,489)	1,664,194
Effect of exchange rate changes on cash, cash equivalents and restricted cash	284	(669)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,991)	155,988
Cash, cash equivalents and restricted cash at beginning of period	86,185	72,035
Cash, cash equivalents and restricted cash at end of period	$83,194	$228,023
Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$2,405	$4,478
Interest paid	$32,536	$12,626
Noncash investing activity:
Unpaid purchases of property and equipment and software at end of period	$64,658	$—
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
Net loss	—	—	—	(24,418)	—	(24,418)
Other comprehensive income	—	—	—	—	1,594	1,594
Share-based compensation expense, exercises and other	(83)	(166)	1,786	—	—	1,620
Balance, March 31, 2023	76,196	$152,391	$420,680	$385,590	$(34,261)	$924,400

Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income	—	—	—	39,279	—	39,279
Other comprehensive loss	—	—	—	—	(598)	(598)
Share-based compensation expense, exercises and other	653	1,307	(30,867)	—	—	(29,560)
Balance, March 31, 2022	76,086	$152,172	$409,741	$426,898	$(41,189)	$947,622
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of March 31, 2023 and December 31, 2022 primarily represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services (CMS) in conjunction with the Bundled Payments for Care Improvement (BPCI) initiatives related to wind-down costs of Fusion5.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$66,840	$69,467
Restricted cash included in Other current assets	16,354	—
Restricted cash included in Other assets, net	—	16,718
Total cash, cash equivalents, and restricted cash	$83,194	$86,185
Rental Revenue
Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $172 million in revenue related to equipment we rent to patients for the three months ended March 31, 2023. Equipment rental revenue was not material for the three months ended March 31, 2022.

Note 2—Fair Value
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
Our acquisitions may include contingent consideration as part of the purchase price. The fair value of contingent consideration is estimated as of the acquisition date and at the end of each subsequent reporting period based on the present value of the contingent payments to be made using a weighted probability of possible payments (Level 3). Subsequent changes in fair value are recorded as adjustments to acquisition-related charges and intangible amortization within the consolidated statements of operations.

Note 3—Acquisition
On March 29, 2022 (the Acquisition Date), we completed the acquisition (the Apria Acquisition) of 100% of Apria Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.
The following table presents the fair value of the assets acquired and liabilities assumed recognized as of the Acquisition Date. The fair value and useful lives of tangible and intangible assets acquired were determined based on various valuation methods, including the income and cost approach, using several significant unobservable inputs including, but not limited to projected cash flows and a discount rate. These inputs are considered Level 3 inputs. As of March 31, 2023, the allocation of purchase price to assets and liabilities acquired is finalized.

Fair Value as of Acquisition Date
Assets acquired:
Current assets	$139,560
Goodwill	1,251,347
Intangible assets	315,300
Other non-current assets	354,237
Total assets	$2,060,444
Liabilities assumed:
Current liabilities	$247,276
Noncurrent liabilities	128,561
Total liabilities	375,837
Fair value of net assets acquired, net of cash	$1,684,607

Current assets acquired includes $88.7 million in fair value of receivables, which reflects the approximate amount contractually owed. We are amortizing the fair value of acquired intangible assets, primarily customer relationships, including payor and capitated relationships, and trade names over their estimated weighted average useful lives of one to 15 years.
Goodwill of $1.3 billion, which we assigned to our Patient Direct segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the home healthcare business. Approximately $33 million of the goodwill is deductible for income tax purposes.
The following table provides pro forma results of net revenue and net loss for the three months ended March 31, 2022 as if Apria was acquired on January 1, 2022. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

Three Months Ended March 31, 2022

Net revenue	$2,684,065
Net loss	$(78,861)
Pro forma net loss of $78.9 million for the three months ended March 31, 2022 includes pro forma adjustments for interest expense of $15.4 million, net of tax, and amortization of intangible assets of $8.9 million, net of tax. The pro forma net loss also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition.
Acquisition-related charges within acquisition-related charges and intangible amortization presented in our consolidated statements of operations were $1.3 million and $31.9 million for the three months ended March 31, 2023 and 2022, which consisted primarily of costs related to the Apria Acquisition.

Note 4—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through March 31, 2023:

	Patient Direct	Products & Healthcare Services	Consolidated
Carrying amount of goodwill, December 31, 2022	$1,533,670	$103,035	$1,636,705
Acquisition adjustment	1,582	—	1,582
Currency translation adjustments	—	846	846
Carrying amount of goodwill, March 31, 2023	$1,535,252	$103,881	$1,639,133

Intangible assets subject to amortization at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023			December 31, 2022
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$447,661	$202,000	$73,183	$447,107	$202,000	$73,181
Accumulated amortization	(210,575)	(54,984)	(32,755)	(197,540)	(50,094)	(29,612)
Net intangible assets	$237,086	$147,016	$40,428	$249,567	$151,906	$43,569
Weighted average useful life	13 years	10 years	6 years	13 years	10 years	6 years

At March 31, 2023 and December 31, 2022, $294 million and $308 million in net intangible assets were held in the Patient Direct segment and $131 million and $137 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $20.9 million and $10.3 million for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense, were as follows:

Year
2023 (remainder)	$62,336
2024	65,285
2025	55,157
2026	53,721
2027	46,878
2028	29,524

Note 5—Exit and Realignment Costs

We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain distribution and outsourced logistics centers, administrative offices and warehouses, and information technology strategic initiatives. These charges also include costs associated with our operating model realignment program, which include professional fees, severance and costs to streamline functions and processes.
Exit and realignment charges for the three months ended March 31, 2023 and 2022 were $15.7 million and $1.7 million. These amounts are excluded from our segments operating income. We expect material additional costs in 2023 associated with the operating model realignment program and information technology strategic initiatives.
The following table summarizes the activity related to exit and realignment cost accruals through March 31, 2023 and 2022:

Total
Accrued exit and realignment costs, December 31, 2022	$969
Provision for exit and realignment activities:
Severance	4,127
Professional fees	9,012
Other	2,535
Cash payments	(5,546)
Accrued exit and realignment costs, March 31, 2023	$11,097

Accrued exit and realignment costs, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	811
Other	871
Cash payments	(6,903)
Accrued exit and realignment costs, March 31, 2022	$3,085

Note 6—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.375% Senior Notes, due December 2024	$245,585	$237,466	$245,510	$237,772
Receivables Securitization Program	—	—	93,142	96,000
Term Loan A	476,612	474,694	490,816	485,000
4.500% Senior Notes, due March 2029	493,056	396,655	492,762	396,625
Term Loan B	566,160	582,178	576,587	597,733
6.625% Senior Notes, due April 2030	585,682	515,340	585,180	516,060
Finance leases and other	16,420	16,420	16,877	16,877
Total debt	2,383,515	2,222,753	2,500,874	2,346,067
Less current maturities	(21,062)	(21,062)	(17,906)	(17,906)
Long-term debt	$2,362,453	$2,201,691	$2,482,968	$2,328,161
On March 29, 2022, we entered into an amendment to our accounts receivable securitization program (the Receivables Financing Agreement). The amended Receivables Financing Agreement has a maximum borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025.
We had no borrowings at March 31, 2023 and $96.0 million outstanding at December 31, 2022 under our Receivables Financing Agreement. At March 31, 2023 and December 31, 2022, we had maximum revolving borrowing capacity of $450 million and $354 million under our Receivables Financing Agreement.
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
At March 31, 2023 and December 31, 2022, our Revolving Credit Agreement was undrawn and we had letters of credit, which reduce Revolver availability, totaling $27.9 million leaving $422 million available for borrowing. We also had letters of credit and bank guarantees, which supports certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.0 million and $2.3 million as of March 31, 2023 and December 31, 2022.
On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two new credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. In addition to our scheduled principal payment of $1.5 million on the Term Loan B, we made unscheduled principal payments of $10 million on Term Loan B and $15 million on Term Loan A during the three months ended March 31, 2023.
We have $246 million of 4.375% senior notes due in December 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined) plus 30 basis points.

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
In March 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
On March 29, 2022, we completed the sale of $600 million in aggregate principal amount of our 6.625% senior notes due in April 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%. We may redeem all or part of the 2030 Unsecured Notes, prior to April 1, 2025, at a price equal to 100% of the principal amount of the 2030 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 29, 2022 (the New Indenture). From and after April 1, 2025, we may redeem all or part of the 2030 Unsecured Notes at the applicable redemption prices described in the New Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2030 Unsecured Notes at any time prior to April 1, 2025, at a redemption price equal to 106.625% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2029 Unsecured Notes and the 2030 Unsecured Notes are subordinated to any of our secured indebtedness, including indebtedness under our credit agreements.
The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2023.
As of March 31, 2023, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2023 (remainder)	$13,875
2024	273,855
2025	40,375
2026	43,500
2027	387,875
2028	6,000
2029	1,049,500
2030	600,000
Of the $274 million due in 2024, $254 million is due in December 2024. Current maturities at March 31, 2023 include $12.5 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $2.6 million in current portion of finance leases.

Note 7—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). As of March 31, 2023 and December 31, 2022, the accumulated benefit obligation of the U.S. Retirement Plan was $38.9 million and $39.3 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Service cost	$441	$633
Interest cost	710	523
Recognized net actuarial loss	123	267
Net periodic benefit cost	$1,274	$1,423

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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of March 31, 2023:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$10,898	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$70,473	April 2023	Other current assets	$5	Other current liabilities	$66
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$400,000	March 2027	Other assets, net	$15,461	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$58,321	January 2023	Other current assets	$440	Other current liabilities	$42

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million in March of each year until the maturity date.
The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three months ended March 31, 2023:

	Amount of (Loss) Recognized in Other Comprehensive Income (Loss)	Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Loss)
Interest rate swaps	$(2,387)	Interest expense, net	$(42,198)	$2,176
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.
For the three months ended March 31, 2023 and 2022, we recognized no gain (loss) and a loss of $0.1 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense (income), net for our foreign exchange contracts.

Note 9—Income Taxes
The effective tax rate was 27.7% for the three months ended March 31, 2023, compared to 18.6% in the same quarter of 2022. The change in these rates resulted primarily from changes in income and losses and the incremental income tax benefit associated with the vesting of restricted stock recorded in the first quarter of 2022. The liability for unrecognized tax benefits was $22.6 million at March 31, 2023 and $22.5 million at December 31, 2022. Included in the liability at March 31, 2023 and December 31, 2022 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 10—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Net (loss) income	$(24,418)	$39,279

Weighted average shares outstanding - basic	75,177	73,643
Dilutive shares	—	2,376
Weighted average shares outstanding - diluted	75,177	76,019

Net (loss) income per common share:
Basic	$(0.32)	$0.53
Diluted	$(0.32)	$0.52
Share-based awards for the three months ended March 31, 2023 of approximately 1.7 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 11—Shareholders' Equity

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2023, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Note 12—Accumulated Other Comprehensive (Loss) Income
The following table shows the changes in accumulated other comprehensive (loss) income by component for the three months ended March 31, 2023 and 2022:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive income (loss) before reclassifications	—	5,118	(2,387)	2,731
Income tax	—	—	621	621
Other comprehensive income (loss) before reclassifications, net of tax	—	5,118	(1,766)	3,352
Amounts reclassified from accumulated other comprehensive income (loss)	123	—	(2,176)	(2,053)
Income tax	(270)	—	565	295
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(147)	—	(1,611)	(1,758)
Other comprehensive (loss) income	(147)	5,118	(3,377)	1,594
Accumulated other comprehensive (loss) income, March 31, 2023	$(7,348)	$(34,977)	$8,064	$(34,261)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive loss before reclassifications	—	(787)	—	(787)
Income tax	—	—	—	—
Other comprehensive loss before reclassifications, net of tax	—	(787)	—	(787)
Amounts reclassified from accumulated other comprehensive loss	249	—	—	249
Income tax	(60)	—	—	(60)
Amounts reclassified from accumulated other comprehensive loss, net of tax	189	—	—	189
Other comprehensive income (loss)	189	(787)	—	(598)
Accumulated other comprehensive loss, March 31, 2022	$(14,408)	$(26,781)	$—	$(41,189)
We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

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
We evaluate the performance of our segments based on their operating income excluding acquisition-related charges and intangible amortization and exit and realignment charges, along with other adjustments, that, either as a result of their nature or size, would not be expected to occur as part of our normal business operations on a regular basis. Segment assets exclude inter-segment account balances as we believe their inclusion would be misleading and not meaningful.
The following tables present financial information by segment:

	Three Months Ended March 31,
	2023	2022
Net revenue:
Products & Healthcare Services	$1,915,489	$2,134,041
Patient Direct	607,360	272,911
Consolidated net revenue	$2,522,849	$2,406,952

Operating income:
Products & Healthcare Services	$1,820	$89,083
Patient Direct	45,849	15,793
Acquisition-related charges and intangible amortization	(22,188)	(42,135)
Exit and realignment charges	(15,674)	(1,682)
Consolidated operating income	$9,807	$61,059

Depreciation and amortization:
Products & Healthcare Services	$18,566	$18,994
Patient Direct	52,360	5,131
Consolidated depreciation and amortization	$70,926	$24,125

Capital expenditures:
Products & Healthcare Services	$6,332	$10,643
Patient Direct	45,158	318
Consolidated capital expenditures	$51,490	$10,961

	March 31, 2023	December 31, 2022
Total assets:
Products & Healthcare Services	$2,739,136	$2,809,600
Patient Direct	2,504,227	2,507,216
Segment assets	5,243,363	5,316,816
Cash and cash equivalents	66,840	69,467
Consolidated total assets	$5,310,203	$5,386,283

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended March 31,
	2023	2022
Net revenue:
United States	$2,452,936	$2,262,019
International	69,913	144,933
Consolidated net revenue	$2,522,849	$2,406,952

Note 14—Recent Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13 Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments, which changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net earnings. Subsequent to the issuance of ASU No. 2016-13, the FASB issued various ASUs related to Credit Losses, Measurement of Credit Losses on Financial Instruments. These ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within the credit losses standard. We adopted ASU No. 2016-13 and subsequent amendments beginning January 1, 2023. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

Note 15—Legal Proceedings
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. At present, our investigation has determined that there are a limited number of lots potentially implicated by the results of the NIOSH particulate filtration testing on model 46827. The vast majority of the products in those lots remain in our possession and under our control, and those lots that had products that did reach the market have passed internal follow-up testing.
On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to fluid resistance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.
We are thoroughly investigating the matters identified by the FDA and NIOSH, and we are performing product retesting as we work closely with government agencies to resolve these matters. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.
Other Litigation
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of March 31, 2023 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis describes results of operations and material changes in the financial condition of Owens & Minor, Inc. and its subsidiaries since December 31, 2022. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Owens & Minor, Inc., along with its subsidiaries, (we, us, or our) is a global healthcare solutions company. Our business has two distinct segments: Products & Healthcare Services and Patient Direct. Products & Healthcare Services provides distribution, outsourced logistics and value-added services, and manufactures and sources medical surgical products through our production and kitting operations. Patient Direct expands our business along the continuum of care through delivery of disposable medical supplies sold directly to patients and home health agencies and is a leading provider of integrated home healthcare equipment and related services in the United States.
On March 29, 2022 (the Acquisition Date), we completed the acquisition (the Apria Acquisition) of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This business is reported as part of the Patient Direct segment.
Net loss per share was $0.32 for the three months ended March 31, 2023 as compared to net income per diluted share of $0.52 for the three months ended March 31, 2022. Products & Healthcare Services segment operating income was $1.8 million for the three months ended March 31, 2023, compared to $89.1 million for the three months ended March 31, 2022. The decreases reflected overall reduced hospital demand, including reliance on stockpiles and reduced 2019 novel coronavirus (COVID-19) related product purchases, price changes, particularly for gloves, and headwinds created by macroeconomic conditions, including inflationary pressures, partially offset by productivity gains derived from operating efficiencies. Patient Direct segment operating income was $45.8 million for the three months ended March 31, 2023, compared to $15.8 million for the three months ended March 31, 2022. The increase was primarily the result of the inclusion of Apria in our results since the Acquisition Date, strong revenue growth in our Byram business, leveraging our fixed costs, and operating efficiencies, partially offset by inflationary pressures. Net loss per share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.01 for the three months ended March 31, 2023.

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
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. At present, our investigation has determined that there are a limited number of lots potentially implicated by the results of the NIOSH particulate filtration testing on model 46827. The vast majority of the products in those lots remain in our possession and under our control, and those lots that had products that did reach the market have passed internal follow-up testing.
On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to fluid resistance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.
We are thoroughly investigating the matters identified by the FDA and NIOSH, and we are performing product retesting as we work closely with government agencies to resolve these matters. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.
Results of Operations

Net revenue.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Products & Healthcare Services	$1,915,489	$2,134,041	$(218,552)	(10.2)%
Patient Direct	607,360	272,911	334,449	122.5%
Net revenue	$2,522,849	$2,406,952	$115,897	4.8%

The increase in net revenue in our Patient Direct segment for the three months ended March 31, 2023 was driven by the inclusion of Apria in our results since the Acquisition Date and continued strong performance in our Byram business. The decrease in net revenue in our Products & Healthcare Services segment for the three months ended March 31, 2023 reflected overall reduced hospital demand, including reliance on stockpiles and reduced COVID-19 related product purchases, as well as price changes, particularly for gloves. Foreign currency translation had an unfavorable impact on net revenue of $5.2 million for the three months ended March 31, 2023 as compared to the prior year.

Cost of goods sold.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of goods sold	$2,025,542	$2,033,504	$(7,962)	(0.4)%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, depreciation of certain property and equipment, product costs, and material and overhead costs. Cost of goods sold compared to prior year reflects the inclusion of Apria in our results since the Acquisition Date and changes in sales activity, including product mix.

Gross margin.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Gross margin	$497,307	$373,448	$123,859	33.2%
As a % of net revenue	19.71%	15.52%

Gross margin increase in the three months ended March 31, 2023 was driven by inclusion of Apria in our results since the Acquisition Date and sales mix, partially offset by overall reduced hospital demand, including reliance on stockpiles and reduced COVID-19 related product purchases, as well as price changes, particularly for gloves. Foreign currency translation had an unfavorable impact on gross margin of $1.9 million for the three months ended March 31, 2023 as compared to the prior year.

Operating expenses.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Distribution, selling and administrative expenses	$448,722	$269,471	$179,251	66.5%
As a % of net revenue	17.79%	11.20%
Acquisition-related charges and intangible amortization	$22,188	$42,135	$(19,947)	(47.3)%
Exit and realignment charges	$15,674	$1,682	$13,992	831.9%
Other operating expense (income), net	$916	$(899)	$1,815	201.9%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements in our Products & Healthcare Services segment. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. Overall DS&A expenses were affected by inclusion of Apria in our results since the Acquisition Date and inflationary pressures for the three months ended March 31, 2023, partially offset by operating efficiencies and productivity gains. DS&A expenses also included a favorable impact for foreign currency translation of $0.8 million for the three months ended March 31, 2023.
Acquisition-related charges were $1.3 million for the three months ended March 31, 2023 and $31.9 million for the three months ended March 31, 2022 consisted primarily of costs related to the Apria Acquisition. Intangible amortization was $20.9 million for the three months ended March 31, 2023 and related primarily to intangible assets acquired in the Apria, Halyard and Byram acquisitions. Intangible amortization was $10.3 million for the three months ended March 31, 2022 related primarily to intangible assets acquired in the Halyard and Byram acquisitions.
Exit and realignment charges were $15.7 million for the three months ended March 31, 2023, which consisted primarily of costs related to our operating model realignment program, including professional fees, severance and costs to streamline functions and processes. Exit and realignment charges were $1.7 million for the three months ended March 31, 2022, which consisted primarily of severance and other charges associated with the reorganization of our segments.
Other operating expense (income), net for the three months ended March 31, 2023 and 2022 includes the impact of foreign currency transaction losses.

Interest expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense, net	$42,198	$12,019	$30,179	251.1%
Effective interest rate	6.83%	4.65%

Interest expense, net and the effective interest rate for the three months ended March 31, 2023 increased primarily due to the increase in debt associated with the Apria Acquisition, along with higher market interest rates. See Note 6 in Notes to Consolidated Financial Statements.
Other expense, net.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Other expense, net	$1,387	$783	$604	77.1%

Other expense, net for the three months ended March 31, 2023 and 2022 includes interest cost and net actuarial losses related to our retirement plans.

Income taxes.

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(9,360)	$8,978	$(18,338)	(204.3)%
Effective tax rate	27.7%	18.6%

The change in the effective tax rate for the three months ended March 31, 2023 compared to the same period in 2022 resulted primarily from changes in income and losses and the incremental income tax benefit associated with the vesting of restricted stock recorded in the first quarter of 2022.

Financial Condition, Liquidity and Capital Resources

Financial condition. We monitor operating working capital through days sales outstanding (DSO) and merchandise inventory days. We estimate a hypothetical increase (decrease) in DSO of one day would result in a decrease (increase) in our cash balances, an increase (decrease) in borrowings against our Revolving Credit Agreement or Receivables Financing Agreement, or a combination thereof of approximately $28 million.
The majority of our cash and cash equivalents are held in cash depository accounts with major banks in North America, Europe, and Asia. Changes in our working capital can vary in the normal course of business based upon the timing of inventory purchases, collections of accounts receivable, and payments to suppliers.

	March 31, 2023	December 31, 2022	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$66,840	$69,467	$(2,627)	(3.8)%
Accounts receivable, net of allowances	$757,802	$763,497	$(5,695)	(0.7)%
Consolidated DSO (1)	26.7	27.0
Merchandise inventories	$1,288,288	$1,333,585	$(45,297)	(3.4)%
Inventory days (2)	57.2	57.2
Accounts payable	$1,165,799	$1,147,414	$18,385	1.6%
    (1) Based on period end accounts receivable and net revenue for the quarters ended March 31, 2023 and December 31, 2022.
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended March 31, 2023 and December 31, 2022.
Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	2023	2022
Net cash provided by (used for):
Operating activities	$158,398	$79,699
Investing activities	(34,184)	(1,587,236)
Financing activities	(127,489)	1,664,194
Effect of exchange rate changes	284	(669)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,991)	$155,988

Cash provided by operating activities in the first three months of 2023 reflected a net loss, as compared to net income in the first three months of 2022. The increase in cash provided by operating activities in 2023 as compared to 2022 reflected changes in working capital and the inclusion of Apria in our results since the Acquisition Date.

Cash used for investing activities in the first three months of 2023 included capital expenditures of $51.5 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $17.3 million in proceeds related primarily to the sale of patient equipment. Cash used for investing activities in the first three months of 2022 included cash paid for the acquisition of Apria of $1.6 billion and capital expenditures of $11.0 million for our strategic and operational efficiency initiatives associated with property and equipment and capitalized software.
Cash used for financing activities in the first three months of 2023 included repayments of debt of $26.5 million. We had no borrowings under our revolving credit facility on a net basis for the first three months of 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $5.8 million for the first three months of 2023. Cash provided by financing activities in the first three months of 2022 included proceeds from borrowings of $1.7 billion related to the 6.625% senior notes due in April 2030 (the 2030 Unsecured Notes), Term Loan A facility (Term Loan A), and Term Loan B facility (Term Loan B). We had borrowings under our revolving credit facility of $41.7 million for the first three months of 2022. We also paid $33.7 million in financing costs in the first three months of 2022. Payments for taxes related to the vesting of restricted stock awards were $35.7 million for the first three months of 2022.
Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had no borrowings at March 31, 2023 and $96.0 million outstanding at December 31, 2022 under our Receivables Financing Agreement. At March 31, 2023 and December 31, 2022, we had maximum revolving borrowing capacity of $450 million and $354 million under our Receivable Financing Agreement.
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
At March 31, 2023 and December 31, 2022, our Revolving Credit Agreement was undrawn and we had letters of credit, which reduce Revolver availability, totaling $27.9 million leaving $422 million available for borrowing. We also had letters of credit and bank guarantees, which supports certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.0 million and $2.3 million as of March 31, 2023 and December 31, 2022.
On March 29, 2022, we entered into a Security Agreement Supplement pursuant to which the Security and Pledge Agreement (the Security Agreement), dated March 10, 2021 was supplemented to grant collateral on behalf of the holders of the 4.375% senior notes due in December 2024 (the 2024 Notes), and the parties secured under the credit agreements (the Secured Parties) including first priority liens and security interests in (a) all present and future shares of capital stock owned by the Grantors (as defined in the Security Agreement) in the Grantors’ present and future subsidiaries, subject to certain customary exceptions, and (b) all present and future personal property and assets of the Grantors, subject to certain exceptions.
The Revolving Credit Agreement, the Credit Agreement, Receivables Financing Agreement, the 2024 Notes, 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at March 31, 2023.
In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2023 no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $29.2 million and $26.3 million at March 31, 2023 and December 31, 2022. As of March 31, 2023, we are permanently reinvested in our foreign subsidiaries.

Impact of Inflation
The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. During the first three months of 2023, we have experienced continued inflationary pressure and higher costs as a result of the increasing cost of labor, occupancy and other administrative costs associated with the normal course of business. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.
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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Three Months Ended March 31, 2023
(Dollars in thousands)
Net revenue(1)	$2,478,462
Gross margin	479,997
Operating income	8,449
Net loss	(22,098)
(1)Includes $32 million in sales to non-guarantor subsidiaries for the three months ended March 31, 2023.

Summarized Consolidated Balance Sheets - Guarantor Group	March 31, 2023	December 31, 2022
(Dollars in thousands)
Total current assets	$1,579,427	$1,442,661
Total assets	4,746,152	4,658,382
Total current liabilities	1,678,842	1,613,228
Total liabilities	4,398,785	4,360,673

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

Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	March 31, 2023	December 31, 2022
(Dollars in thousands)
Total current assets	$1,653,979	$1,523,290
Total assets	4,695,846	4,614,380
Total current liabilities	1,627,279	1,562,680
Total liabilities	4,382,452	4,343,750

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 14 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on March 31, 2023.

Forward-looking Statements

Certain statements in this discussion constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, all forward-looking statements involve risks and uncertainties and, as a result, actual results could differ materially from those projected, anticipated or implied by these statements. Such forward-looking statements involve known and unknown risks, including, but not limited to:
•risks related to public health crises or future outbreaks of health crises or other adverse public health developments such as the novel coronavirus (COVID-19) global pandemic;
•increasing competitive and pricing pressures in the marketplace;
•our ability to retain existing and attract new customers and our dependence on sales to certain customers;
•our dependence on certain vendors, suppliers and third-parties for key components, raw materials, equipment and services;
•our ability to successfully identify, manage or integrate acquisitions, including Apria;
•our ability to successfully implement our Operating Model Realignment Program and our strategic initiatives;
•our ability to successfully manage our international operations, including risks associated with changes in international trade regulations, foreign currency volatility, adverse tax consequences, and other risks of operating in international markets;
•uncertainties related to, and our ability to adapt to and comply with, changes in government regulations, including healthcare, tax and product licensing laws and regulations;
•risks arising from possible violations of legal, regulatory or licensing requirements of the markets in which we operate;
•uncertainties related to general economic, regulatory and business conditions and our ability to adapt to changes in product pricing and other terms of purchase by suppliers of product;
•our ability to meet the terms to qualify for supplier funding programs;
•the ability of customers and suppliers to meet financial commitments due to us;
•changes in manufacturer preferences between direct sales and wholesale distribution;
•changing trends in customer profiles and ordering patterns;
•our ability to manage operating expenses and improve operational efficiencies;
•availability of, and our ability to access, special inventory buying opportunities;

•our ability to continue to obtain financing at reasonable rates and to manage financing costs and interest rate risk, and our ability to refinance, extend or repay our substantial indebtedness;
•our ability to attract and retain talented and qualified teammates;
•recalls of any of our products, or safety risks or the discovery of serious safety issues with our products;
•changes, delays and uncertainties in the reimbursement process;
•our ability to adequately establish, maintain, protect and enforce our intellectual property and proprietary rights as well as avoid infringement, misappropriation or other violations of the intellectual property and proprietary rights of third parties;
•our ability to engage in transactions that may be limited by the restrictive covenants in our credit facilities and existing notes;
•the risk that information systems are interrupted or damaged or fail for any extended period of time, that new information systems are not successfully implemented or integrated, or that there is a data security breach in our information systems;
•the risk of an impairment to goodwill or other long-lived assets;
•our ability to timely or adequately respond to technological advances;
•our failure to adequately insure against losses, including from substantial claims and litigation;
•our ability to meet performance targets specified by customer contracts under contractual commitments;
•our capitation arrangements may prove unprofitable if actual utilization rates exceed our assumptions;
•the outcome of outstanding and any future litigation, including product and professional liability claims;
•volatility in the price of our common stock and securities;
•other factors detailed from time to time in the reports we file with the SEC, including those described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are denominated in the euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. As of March 31, 2023 and December 31, 2022, we held contracts with notional amounts of $70.5 million and $58.3 million to exchange the U.S. dollar, Euro, and Thai baht. See Note 8 of Notes to Consolidated Financial Statements.
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement. Excluding deferred financing costs and third party fees, we had $485 million in borrowings under our Term Loan A, $584 million in borrowings under our Term Loan B, no borrowings under our Revolving Credit Agreement and under our Receivables Financing Agreement at March 31, 2023. After considering the effects of our interest rate swap agreement (see Note 8 of Notes to Consolidated Financial Statements), we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $7.2 million per year based on our borrowings outstanding at March 31, 2023.
Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S.

Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.38 and $4.30 per gallon in the first three months of 2023 and 2022. Based on business activity during the first three months of 2023, we estimate that every 10 cents per gallon increase in the benchmark would reduce our operating income by approximately $0.5 million on an annualized basis. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023. Beginning with the first quarter of 2023, management's evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of and for the period covered by this report includes the evaluation of the internal control over financial reporting of Apria, Inc. There were no other changes in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2022. Through March 31, 2023, there have been no material developments in any legal proceedings reported in such Annual Report.
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. At present, our investigation has determined that there are a limited number of lots potentially implicated by the results of the NIOSH particulate filtration testing on model 46827. The vast majority of the products in those lots remain in our possession and under our control, and those lots that had products that did reach the market have passed internal follow-up testing.
On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to fluid resistance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.
We are thoroughly investigating the matters identified by the FDA and NIOSH, and we are performing product retesting as we work closely with government agencies to resolve these matters. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2022. Through March 31, 2023, there have been no material changes in the risk factors described in such Annual Report and First Quarter 2023 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In May 2020, we entered into an equity distribution agreement, pursuant to which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million. We intend to use the net proceeds from the sale of our securities offered by this program for the repayment of indebtedness and/or for general corporate and working capital purposes. As of March 31, 2023, no shares were issued and $50.0 million of common stock remained available under the at-the-market equity financing program.

Item 6. Exhibits

(a)Exhibits

10.1
Fifth Amendment to the Receivables Financing Agreement, dated March 14, 2023 by and among O&M Funding LLC, as borrower, Owens & Minor Medical, Inc. as initial servicer, Regions Bank, Capital One Bank, and Bank of America, N.A., as lenders, and PNC Bank, National Association, as lender and administrative agent. - filed herewith

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

Owens & Minor, Inc.
(Registrant)

Date:	May 5, 2023	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	May 5, 2023	/s/ Alexander J. Bruni
Alexander J. Bruni
Executive Vice President & Chief Financial Officer