Form 10-Q
period 2023-06-30
OWENS & MINOR INC/VA/
filed 2023-08-04
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of July 31, 2023 was 76,530,724 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net revenue	$2,563,226	$2,500,015	$5,086,075	$4,906,967
Cost of goods sold	2,043,794	1,967,510	4,069,336	4,001,014
Gross margin	519,432	532,505	1,016,739	905,953
Distribution, selling and administrative expenses	455,030	421,925	903,752	691,397
Acquisition-related charges and intangible amortization	22,203	37,276	44,392	79,410
Exit and realignment charges	28,963	1,214	44,637	2,896
Other operating expense (income), net	2,397	(2,995)	3,312	(3,894)
Operating income	10,839	75,085	20,646	136,144
Interest expense, net	40,728	35,839	82,926	47,858
Other expense, net	1,072	783	2,458	1,565
(Loss) income before income taxes	(30,961)	38,463	(64,738)	86,721
Income tax (benefit) provision	(2,720)	9,859	(12,079)	18,837
Net (loss) income	$(28,241)	$28,604	$(52,659)	$67,884

Net (loss) income per common share:
Basic	$(0.37)	$0.38	$(0.70)	$0.92
Diluted	$(0.37)	$0.37	$(0.70)	$0.89
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(28,241)	$28,604	$(52,659)	$67,884
Other comprehensive income (loss) net of tax:
Currency translation adjustments	(5,167)	(18,831)	(49)	(19,618)
Change in unrecognized net periodic pension costs	136	297	(11)	486
Change in gains and losses on derivative instruments	3,299	2,764	(78)	2,764
Total other comprehensive loss, net of tax	(1,732)	(15,770)	(138)	(16,368)
Comprehensive (loss) income	$(29,973)	$12,834	$(52,797)	$51,516

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$286,307	$69,467
Accounts receivable, net of allowances of $9,270 and $9,063	672,511	763,497
Merchandise inventories	1,168,227	1,333,585
Other current assets	135,409	128,636
Total current assets	2,262,454	2,295,185
Property and equipment, net of accumulated depreciation of $510,394 and $450,286	559,508	578,269
Operating lease assets	292,809	280,665
Goodwill	1,637,149	1,636,705
Intangible assets, net	403,020	445,042
Other assets, net	133,060	150,417
Total assets	$5,288,000	$5,386,283
Liabilities and equity
Current liabilities
Accounts payable	$1,194,173	$1,147,414
Accrued payroll and related liabilities	92,264	93,296
Other current liabilities	405,204	325,756
Total current liabilities	1,691,641	1,566,466
Long-term debt, excluding current portion	2,309,853	2,482,968
Operating lease liabilities, excluding current portion of $86,437 and $76,805	214,905	215,469
Deferred income taxes	55,354	60,833
Other liabilities	120,018	114,943
Total liabilities	4,391,771	4,440,679
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,440 shares and 76,279 shares as of June 30, 2023 and December 31, 2022	152,880	152,557
Paid-in capital	421,993	418,894
Retained earnings	357,349	410,008
Accumulated other comprehensive loss	(35,993)	(35,855)
Total equity	896,229	945,604
Total liabilities and equity	$5,288,000	$5,386,283
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net (loss) income	$(52,659)	$67,884
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	142,988	97,286
Share-based compensation expense	11,675	11,210
(Benefit) provision for losses on accounts receivable	(900)	4,512
Loss on extinguishment of debt	843	—
Deferred income tax (benefit) provision	(6,758)	1,601
Changes in operating lease right-of-use assets and lease liabilities	(3,077)	606
(Gain) loss on sale and dispositions of property and equipment	(18,563)	226
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	90,203	16,275
Merchandise inventories	165,651	(24,438)
Accounts payable	52,159	12,349
Net change in other assets and liabilities	82,954	(23,945)
Other, net	6,994	5,958
Cash provided by operating activities	471,510	169,524
Investing activities:
Acquisition, net of cash acquired	—	(1,684,607)
Additions to property and equipment	(92,750)	(62,236)
Additions to computer software	(8,229)	(3,463)
Proceeds from sale of property and equipment	35,729	5,846
Other, net	(418)	(839)
Cash used for investing activities	(65,668)	(1,745,299)
Financing activities:
Borrowings under amended Receivables Financing Agreement	348,200	347,800
Repayments under amended Receivables Financing Agreement	(444,200)	(402,800)
Repayments of debt	(78,301)	(1,500)
Proceeds from issuance of debt	—	1,691,000
Borrowings under revolving credit facility, net and Receivables Financing Agreement	—	30,000
Financing costs paid	—	(41,479)
Other, net	(8,819)	(42,388)
Cash (used for) provided by financing activities	(183,120)	1,580,633
Effect of exchange rate changes on cash, cash equivalents and restricted cash	196	(3,864)
Net increase in cash, cash equivalents and restricted cash	222,918	994
Cash, cash equivalents and restricted cash at beginning of period	86,185	72,035
Cash, cash equivalents and restricted cash at end of period	$309,103	$73,029
Supplemental disclosure of cash flow information:
Income taxes (received) paid, net	$(10,506)	$25,782
Interest paid	$78,625	$32,417
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$65,808	$56,429
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
Net loss	—	—	—	(24,418)	—	(24,418)
Other comprehensive income	—	—	—	—	1,594	1,594
Share-based compensation expense, exercises and other	(83)	(166)	1,786	—	—	1,620
Balance, March 31, 2023	76,196	152,391	420,680	385,590	(34,261)	924,400
Net loss	—	—	—	(28,241)	—	(28,241)
Other comprehensive loss	—	—	—	—	(1,732)	(1,732)
Share-based compensation expense, exercises and other	244	489	1,313	—	—	1,802
Balance, June 30, 2023	76,440	$152,880	$421,993	$357,349	$(35,993)	$896,229

Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income	—	—	—	39,279	—	39,279
Other comprehensive loss	—	—	—	—	(598)	(598)
Share-based compensation expense, exercises and other	653	1,307	(30,867)	—	—	(29,560)
Balance, March 31, 2022	76,086	152,172	409,741	426,898	(41,189)	947,622
Net income	—	—	—	28,604	—	28,604
Other comprehensive loss	—	—	—	—	(15,770)	(15,770)
Share-based compensation expense, exercises and other	85	171	(1,968)	—	—	(1,797)
Balance, June 30, 2022	76,171	$152,343	$407,773	$455,502	$(56,959)	$958,659
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of June 30, 2023 and December 31, 2022 primarily represents cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5. Restricted cash as of June 30, 2023 also includes $6.4 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$286,307	$69,467
Restricted cash included in Other current assets	22,796	—
Restricted cash included in Other assets, net	—	16,718
Total cash, cash equivalents, and restricted cash	$309,103	$86,185
Rental Revenue
Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $175 million and $144 million for the three months ended June 30, 2023 and 2022 and $346 million and $151 million for the six months ended June 30, 2023 and 2022 in revenue related to equipment we rent to patients.

Sales of Accounts Receivable
On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. As of June 30, 2023 there were a total of $115 million of uncollected accounts receivable, that had been sold and removed from our consolidated balance sheet. We account for these transactions as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold.
Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sale of accounts receivable is reflected as cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $412 million for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2023, we received net cash proceeds of $409 million from the sale of accounts receivable under the RPA and collected $297 million of the sold accounts receivable. The losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, recorded in other operating expense (income), net in the consolidated statements of operations were $2.9 million and $3.6 million for the three and six months ended June 30, 2023. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).

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
The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued payroll and related liabilities reported in the consolidated balance sheets approximate fair value due to the short-term nature of these instruments. The fair value of debt is estimated based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market (Level 1) or, if quoted market prices or dealer quotes are not available, on the borrowing rates currently available for loans with similar terms, credit ratings, and average remaining maturities (Level 2). See Note 6 for the fair value of debt. The fair value of our derivative contracts is determined based on the present value of expected future cash flows considering the risks involved, including non-performance risk, and using discount rates appropriate for the respective maturities. Observable Level 2 inputs are used to determine the present value of expected future cash flows. See Note 8 for the fair value of derivatives.
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

Note 3—Acquisition
On March 29, 2022 (the Acquisition Date), we completed the acquisition (the Apria Acquisition) of 100% of Apria Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This division is reported as part of the Patient Direct segment.
The following table presents the final fair value of the assets acquired and liabilities assumed recognized as of the Acquisition Date. The fair value and useful lives of tangible and intangible assets acquired were determined based on various valuation methods, including the income and cost approach, using several significant unobservable inputs including, but not limited to projected cash flows and a discount rate. These inputs are considered Level 3 inputs.

Fair Value as of Acquisition Date
Assets acquired:
Current assets	$139,560
Goodwill	1,251,347
Intangible assets	315,300
Other non-current assets	354,237
Total assets	$2,060,444
Liabilities assumed:
Current liabilities	$247,276
Noncurrent liabilities	128,561
Total liabilities	375,837
Fair value of net assets acquired, net of cash	$1,684,607

Current assets acquired include $88.7 million in fair value of receivables, which reflects the approximate amount contractually owed. We are amortizing the fair value of acquired intangible assets, primarily customer relationships, including payor and capitated relationships, and trade names over their estimated weighted average useful lives of one to 15 years.
Goodwill of $1.3 billion, which we assigned to our Patient Direct segment, consists largely of expected opportunities to expand into new markets and further develop a presence in the home healthcare business. Approximately $33 million of the goodwill is deductible for income tax purposes.
The following table provides pro forma results of net revenue and net loss for the three and six months ended June 30, 2022 as if Apria was acquired on January 1, 2022, based on the final purchase price allocation. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net revenue	$2,500,015	$5,184,080
Net income (loss)	$34,408	$(44,454)
Pro forma net income of $34.4 million for the three months ended June 30, 2022 includes a pro forma adjustment for amortization of intangible assets, net of tax of ($5.8) million. Pro forma net loss of $44.5 million for the six months ended June 30, 2022 includes pro forma adjustments for interest expense of $15.4 million, net of tax and amortization of intangible assets, net of tax of $3.1 million. The pro forma net loss also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition.
Acquisition-related charges within acquisition-related charges and intangible amortization presented in our consolidated statements of operations were $1.3 million and $6.4 million for the three months ended June 30, 2023 and 2022 and $2.5 million and $38.3 million for the six months ended June 30, 2023 and 2022.

Note 4—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through June 30, 2023:

	Patient Direct	Products & Healthcare Services	Consolidated
Carrying amount of goodwill, December 31, 2022	$1,533,670	$103,035	$1,636,705
Acquisition adjustment	1,582	—	1,582
Currency translation adjustments	—	(1,138)	(1,138)
Carrying amount of goodwill, June 30, 2023	$1,535,252	$101,897	$1,637,149

Intangible assets subject to amortization at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023			December 31, 2022
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$446,344	$202,000	$73,184	$447,107	$202,000	$73,181
Accumulated amortization	(224,154)	(59,874)	(34,480)	(197,540)	(50,094)	(29,612)
Net intangible assets	$222,190	$142,126	$38,704	$249,567	$151,906	$43,569
Weighted average useful life	13 years	10 years	6 years	13 years	10 years	6 years

At June 30, 2023 and December 31, 2022, $279 million and $308 million in net intangible assets were held in the Patient Direct segment and $124 million and $137 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $20.9 million and $30.9 million for the three months ended June 30, 2023 and 2022 and $41.8 million and $41.2 million for the six months ended June 30, 2023 and 2022.
As of June 30, 2023, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense were as follows:

Year
2023 (remainder)	$41,489
2024	65,285
2025	55,157
2026	53,721
2027	46,878
2028	28,867

Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities and IT restructuring charges. These charges also include costs associated with our Operating Model Realignment Program, which include professional fees, severance and other costs to streamline functions and processes.
Exit and realignment charges were $29.0 million and $1.2 million for the three months ended June 30, 2023 and 2022 and $44.6 million and $2.9 million for six months ended June 30, 2023 and 2022. These amounts are excluded from our segments operating income. We expect material additional costs in 2023 associated with the Operating Model Realignment Program and IT restructuring charges.

The following table summarizes the activity related to exit and realignment cost accruals through June 30, 2023 and 2022:

Total
Accrued exit and realignment costs, December 31, 2022	$969
Provision for exit and realignment activities:
Severance	4,127
Professional fees	9,012
Vendor contract and lease termination costs	1,824
Other	711
Cash payments	(5,546)
Accrued exit and realignment costs, March 31, 2023	11,097
Provision for exit and realignment activities:
Severance	505
Professional fees	22,953
Vendor contract and lease termination costs	1,707
Other	3,798
Cash payments	(20,196)
Accrued exit and realignment costs, June 30, 2023	$19,864

Accrued exit and realignment costs, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	811
Other	871
Cash payments	(6,903)
Accrued exit and realignment costs, March 31, 2022	3,085
Provision for exit and realignment activities:
Severance	246
Other	968
Cash payments	(3,477)
Accrued exit and realignment costs, June 30, 2022	$822

Note 6—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.375% Senior Notes, due December 2024	$245,659	$240,032	$245,510	$237,772
Receivables Securitization Program	—	—	93,142	96,000
Term Loan A	454,349	452,060	490,816	485,000
4.500% Senior Notes, due March 2029	492,703	417,752	492,762	396,625
Term Loan B	546,014	563,203	576,587	597,733
6.625% Senior Notes, due April 2030	579,023	538,085	585,180	516,060
Finance leases and other	16,508	16,508	16,877	16,877
Total debt	2,334,256	2,227,640	2,500,874	2,346,067
Less current maturities	(24,403)	(24,403)	(17,906)	(17,906)
Long-term debt	$2,309,853	$2,203,237	$2,482,968	$2,328,161
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
We had no borrowings at June 30, 2023 and $96.0 million outstanding at December 31, 2022 under our Receivables Financing Agreement. At June 30, 2023 and December 31, 2022, we had maximum revolving borrowing capacity of $450 million and $354 million under our Receivables Financing Agreement.
On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two new credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. In addition to our scheduled principal payments of $3.1 million on the Term Loan A and $3.0 million on the Term Loan B, we made unscheduled principal payments of $35 million on Term Loan A and $30 million on Term Loan B during the six months ended June 30, 2023.
On March 10, 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
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
At June 30, 2023 and December 31, 2022, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolver availability, totaling $27.9 million, leaving $422 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.1 million and $2.3 million as of June 30, 2023 and December 31, 2022.
The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2023.
As of June 30, 2023, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2023 (remainder)	$9,250
2024	273,855
2025	40,375
2026	43,500
2027	367,875
2028	6,000
2029	1,028,845
2030	592,670
Of the $274 million due in 2024, $254 million is due in December 2024. Current maturities at June 30, 2023 include $15.6 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $2.8 million in current portion of finance leases.

Note 7—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). As of June 30, 2023 and December 31, 2022, the accumulated benefit obligation of the U.S. Retirement Plan was $38.5 million and $39.3 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$446	$617	$887	$1,250
Interest cost	714	519	1,423	1,042
Recognized net actuarial loss	123	267	246	534
Net periodic benefit cost	$1,283	$1,403	$2,556	$2,826

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
We pay interest on our Credit Agreement which fluctuates based on changes in our benchmark interest rates. In order to mitigate the risk of increases in benchmark rates on our term loans, we entered into an interest rate swap agreement whereby we agree to exchange with the counterparty, at specified intervals, the difference between fixed and variable amounts calculated by reference to the notional amount. The interest rate swaps were designated as cash flow hedges. Cash flows related to the interest rate swap agreement are included in interest expense, net.
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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of June 30, 2023:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$15,355	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$76,916	July - August 2023	Other current assets	$269	Other current liabilities	$2
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$400,000	March 2027	Other assets, net	$15,461	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$58,321	January 2023	Other current assets	$440	Other current liabilities	$42

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.
The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and six months ended June 30, 2023:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Three months ended June 30, 2023	Six months ended June 30, 2023		Three months ended June 30, 2023	Six months ended June 30, 2023	Three months ended June 30, 2023	Six months ended June 30, 2023
Interest rate swaps	$6,792	$4,405	Interest expense, net	$(40,728)	$(82,926)	$2,335	$4,511
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
For the three and six months ended June 30, 2023, we recognized a loss of $0.9 million associated with our economic (non-designated) foreign currency contracts. For the three and six months ended June 30, 2022, we recognized losses of $1.3 million and $1.4 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense (income), net for our foreign exchange contracts.

Note 9—Income Taxes
The effective tax rate was 8.8% and 18.7% for the three and six months ended June 30, 2023, compared to 25.6% and 21.7% in the same periods of 2022. The change in these rates resulted primarily from changes in income and losses.
The liability for unrecognized tax benefits was $22.7 million at June 30, 2023 and $22.5 million at December 31, 2022. Included in the liability at June 30, 2023 and December 31, 2022 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

On August 26, 2020, we received a Notice of Proposed Adjustment (NOPA) from the Internal Revenue Service (IRS) regarding our 2015 and 2016 consolidated income tax returns. On June 30, 2021, we received a NOPA from the IRS regarding our 2017 and 2018 consolidated income tax returns. Within the NOPAs, the IRS has asserted that our taxable income for the aforementioned years should be higher based on their assessment of the appropriate amount of taxable income that we should report in the United States in connection with our sourcing of products by our foreign subsidiaries for sale in the United States by our domestic subsidiaries. Our amount of taxable income in the United States is based on our transfer pricing methodology, which has been consistently applied for all years subject to the NOPAs. We strongly disagree with the IRS position and will pursue all available administrative and judicial remedies, including those available under the U.S. - Ireland Income Tax Treaty to alleviate double taxation. We regularly assess the likelihood of adverse outcomes resulting from examinations such as this to determine the adequacy of our tax reserves. We believe that we have adequately reserved for this matter and that the final adjudication of this matter will not have a material impact on our consolidated financial position, results of operations or cash flows. However, the ultimate outcome of disputes of this nature is uncertain, and if the IRS were to prevail on its assertions, the additional tax, interest, and any potential penalties could have a material adverse impact on our financial position, results of operations or cash flows.

Note 10—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net (loss) income	$(28,241)	$28,604	$(52,659)	$67,884

Weighted average shares outstanding - basic	75,801	74,710	75,559	74,158
Dilutive shares	—	1,587	—	2,011
Weighted average shares outstanding - diluted	75,801	76,297	75,559	76,169

Net (loss) income per common share:
Basic	$(0.37)	$0.38	$(0.70)	$0.92
Diluted	$(0.37)	$0.37	$(0.70)	$0.89
Share-based awards for the three and six months ended June 30, 2023 of approximately 1.8 million and 1.7 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 11—Accumulated Other Comprehensive (Loss) Income
The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and six months ended June 30, 2023 and 2022:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, March 31, 2023	$(7,348)	$(34,977)	$8,064	$(34,261)
Other comprehensive (loss) income before reclassifications	—	(5,167)	6,792	1,625
Income tax	—	—	(1,766)	(1,766)
Other comprehensive (loss) income before reclassifications, net of tax	—	(5,167)	5,026	(141)
Amounts reclassified from accumulated other comprehensive income (loss)	123	—	(2,335)	(2,212)
Income tax	13	—	608	621
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	136	—	(1,727)	(1,591)
Other comprehensive income (loss)	136	(5,167)	3,299	(1,732)
Accumulated other comprehensive (loss) income, June 30, 2023	$(7,212)	$(40,144)	$11,363	$(35,993)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, March 31, 2022	$(14,408)	$(26,781)	$—	$(41,189)
Other comprehensive (loss) income before reclassifications	—	(18,831)	2,044	(16,787)
Income tax	—	—	(532)	(532)
Other comprehensive (loss) income before reclassifications, net of tax	—	(18,831)	1,512	(17,319)
Amounts reclassified from accumulated other comprehensive loss	386	—	1,692	2,078
Income tax	(89)	—	(440)	(529)
Amounts reclassified from accumulated other comprehensive loss, net of tax	297	—	1,252	1,549
Other comprehensive income (loss)	297	(18,831)	2,764	(15,770)
Accumulated other comprehensive (loss) income, June 30, 2022	$(14,111)	$(45,612)	$2,764	$(56,959)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive (loss) income before reclassifications	—	(49)	4,405	4,356
Income tax	—	—	(1,145)	(1,145)
Other comprehensive (loss) income before reclassifications, net of tax	—	(49)	3,260	3,211
Amounts reclassified from accumulated other comprehensive income (loss)	246	—	(4,511)	(4,265)
Income tax	(257)	—	1,173	916
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(11)	—	(3,338)	(3,349)
Other comprehensive loss	(11)	(49)	(78)	(138)
Accumulated other comprehensive (loss) income, June 30, 2023	$(7,212)	$(40,144)	$11,363	$(35,993)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive (loss) income before reclassifications	—	(19,618)	2,044	(17,574)
Income tax	—	—	(532)	(532)
Other comprehensive (loss) income before reclassifications, net of tax	—	(19,618)	1,512	(18,106)
Amounts reclassified from accumulated other comprehensive loss	635	—	1,692	2,327
Income tax	(149)	—	(440)	(589)
Amounts reclassified from accumulated other comprehensive loss, net of tax	486	—	1,252	1,738
Other comprehensive (loss) income	486	(19,618)	2,764	(16,368)
Accumulated other comprehensive (loss) income, June 30, 2022	$(14,111)	$(45,612)	$2,764	$(56,959)
We include amounts reclassified out of accumulated other comprehensive (loss) income related to defined benefit pension plans as a component of net periodic pension cost recorded in Other expense, net.

Note 12—Segment Information
We periodically evaluate our application of accounting guidance for reportable segments and disclose information about reportable segments based on the way management organizes the enterprise for making operating decisions and assessing performance. We report our business under two segments: Products & Healthcare Services and Patient Direct. The Products & Healthcare Services segment includes our United States distribution division (Medical Distribution), outsourced logistics and value-added services, and Global Products division which manufactures and sources medical surgical products through our production and kitting operations. The Patient Direct segment includes our home healthcare divisions (Byram and Apria).
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
The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Products & Healthcare Services	$1,930,723	$1,927,388	$3,846,212	$4,061,429
Patient Direct	632,503	572,627	1,239,863	845,538
Consolidated net revenue	$2,563,226	$2,500,015	$5,086,075	$4,906,967

Operating income:
Products & Healthcare Services	$2,940	$61,243	$4,761	$150,325
Patient Direct	59,065	52,332	104,914	68,125
Acquisition-related charges and intangible amortization	(22,203)	(37,276)	(44,392)	(79,410)
Exit and realignment charges	(28,963)	(1,214)	(44,637)	(2,896)
Consolidated operating income	$10,839	$75,085	$20,646	$136,144

Depreciation and amortization:
Products & Healthcare Services	$18,772	$19,209	$37,338	$38,203
Patient Direct	53,290	53,952	105,650	59,083
Consolidated depreciation and amortization	$72,062	$73,161	$142,988	$97,286

Capital expenditures:
Products & Healthcare Services	$6,602	$18,418	$12,934	$29,061
Patient Direct	42,887	36,320	88,045	36,638
Consolidated capital expenditures	$49,489	$54,738	$100,979	$65,699

	June 30, 2023	December 31, 2022
Total assets:
Products & Healthcare Services	$2,492,214	$2,809,600
Patient Direct	2,509,479	2,507,216
Segment assets	5,001,693	5,316,816
Cash and cash equivalents	286,307	69,467
Consolidated total assets	$5,288,000	$5,386,283

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
United States	$2,498,536	$2,376,573	$4,951,472	$4,638,592
International	64,690	123,442	134,603	268,375
Consolidated net revenue	$2,563,226	$2,500,015	$5,086,075	$4,906,967

Note 13—Recent Accounting Pronouncements
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

Note 14—Legal Proceedings
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
We are thoroughly investigating the matters identified by the FDA and NIOSH and we are performing product retesting as we work closely with government agencies to resolve these matters. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.
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
Based on current knowledge and the advice of counsel, we believe that the accrual as of June 30, 2023 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

Note 15—Commitments and Contingencies

We anticipate that the noncancellable obligations beyond 12 months related to outsourced information technology operations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, will no longer be material as a result of executed contract terminations, expected contract terminations, and insourcing of information technology operations.

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
On March 29, 2022 (the Acquisition Date), we completed the acquisition (the Apria Acquisition) of 100% of Apria, Inc. (Apria) pursuant to the Agreement and Plan of Merger dated January 7, 2022, in exchange for approximately $1.7 billion, net of $144 million of cash acquired. The purchase was funded with a combination of debt and cash on hand. Apria is a leading provider of integrated home healthcare equipment and related services in the United States. This division is reported as part of the Patient Direct segment.
Net (loss) per share was $(0.37) and $(0.70) for the three and six months ended June 30, 2023 as compared to net income per diluted share of $0.37 and $0.89 for the three and six months ended June 30, 2022. The decreases reflected lower demand for personal protective equipment (PPE), including reduced COVID-19 related product purchases, in our Products & Healthcare Services segment, exit and realignment charges associated with our Operating Model Realignment Program, and inflationary pressures, partially offset by the inclusion of Apria in our results since the Acquisition Date, a reduction in acquisition-related charges, strong revenue growth in our Patient Direct segment, and productivity gains derived from operating efficiencies. Net (loss) per share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.01 and $0.02 for the three and six months ended June 30, 2023.
Products & Healthcare Services segment operating income was $2.9 million and $4.8 million for the three and six months ended June 30, 2023, compared to $61.2 million and $150 million for the three and six months ended June 30, 2022. The decreases reflected changes in product sales mix, lower demand for PPE, including reduced COVID-19 related product purchases, and inflationary pressures, partially offset by productivity gains derived from operating efficiencies. Patient Direct segment operating income was $59.1 million and $105 million for the three and six months ended June 30, 2023, compared to $52.3 million and $68.1 million for the three and six months ended June 30, 2022. The increases were primarily the result of the inclusion of Apria in our results since the Acquisition Date and strong revenue growth, partially offset by inflationary pressures.
Refer to 'Results of Operations' for further detail of quantitative and qualitative drivers of our results.

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
Because we distribute these products and provide related home respiratory services and, in part, due to the substantial number of impacted devices, we have devoted, and will likely continue to devote, substantial time and resources to coordinating Recall-related activity and to supporting our home healthcare patients’ needs. The Recall has caused us, and may continue to cause us, to incur significant costs, some or all of which may not be recoverable from the product manufacturer. The Recall may also materially negatively affect our revenues and results of operations as a result of patients not using their impacted devices, current shortages in the availability of both replacement devices for impacted patients and new devices for new patients, patient hesitancy to use Philips respiratory devices generally or other reasons.
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
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the NIOSH that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. At present, our investigation has determined that there are a limited number of lots potentially implicated by the results of the NIOSH particulate filtration testing on model 46827. The vast majority of the products in those lots remain in our possession and under our control, and those lots that had products that did reach the market have passed internal follow-up testing.
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
We are thoroughly investigating the matters identified by the FDA and NIOSH and we are performing product retesting as we work closely with government agencies to resolve these matters. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Results of Operations

Net revenue.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Products & Healthcare Services	$1,930,723	$1,927,388	$3,335	0.2%
Patient Direct	632,503	572,627	59,876	10.5%
Net revenue	$2,563,226	$2,500,015	$63,211	2.5%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Products & Healthcare Services	$3,846,212	$4,061,429	$(215,217)	(5.3)%
Patient Direct	1,239,863	845,538	394,325	46.6%
Net revenue	$5,086,075	$4,906,967	$179,108	3.7%

The increase in net revenue for the three months ended June 30, 2023 was driven by double-digit growth in most of our Patient Direct segment product categories. Products & Healthcare Services segment net revenue for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was relatively flat, driven by an approximate $107 million decline in PPE net revenue due to a decrease related to glove pricing of $70.5 million, and lower demand for PPE, which was more than offset by net revenue growth in other product categories.
The increase in net revenue for the six months ended June 30, 2023 was driven primarily by incremental Apria net revenue in the first quarter of 2023 of $308 million as compared to the first quarter of 2022 and double-digit growth in most of our Patient Direct segment product categories. The decrease in Products & Healthcare Services segment net revenue for the six months ended June 30, 2023 was driven by an approximate $370 million decline in PPE net revenue due to a decrease related to glove pricing of $176 million, and lower demand for PPE, including reduced COVID-19 related product purchases, partially offset by net revenue growth in other product categories compared to the six months ended June 30, 2022.
Foreign currency translation had an unfavorable impact on net revenue of $1.5 million and $6.7 million for the three and six months ended June 30, 2023 as compared to the prior year periods.

Cost of goods sold.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of goods sold	$2,043,794	$1,967,510	$76,284	3.9%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of goods sold	$4,069,336	$4,001,014	$68,322	1.7%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, depreciation of certain property and equipment, product costs, and material and overhead costs. The increase in cost of goods sold for the three months ended June 30, 2023 reflects higher costs of goods sold driven by changes in product sales mix and net revenue growth, partially offset by a favorable change in the last in, first out (LIFO) credit or provision of $6.7 million, as compared to the period year.

The increase in cost of goods sold for the six months ended June 30, 2023 was driven primarily by the incremental Apria cost of goods sold in the first quarter of 2023 of $114 million as compared to the first quarter of 2022 and net revenue growth in our Patient Direct segment, partially offset by a decline in Products & Healthcare Services segment net revenue of $215 million.

Foreign currency translation had a favorable impact on cost of goods sold of $0.6 million and $4.0 million for the three and six months ended June 30, 2023 as compared to the prior year periods.

Gross margin.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross margin	$519,432	$532,505	$(13,073)	(2.5)%
As a % of net revenue	20.26%	21.30%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross margin	$1,016,739	$905,953	$110,786	12.2%
As a % of net revenue	19.99%	18.46%
The changes in gross margin for the three and six months ended June 30, 2023 was driven by the same factors impacting net revenue and cost of goods sold. The gross margin for the six months ended June 30, 2023 includes incremental Apria gross margin in the first quarter of 2023 of $195 million as compared to the first quarter of 2022. Foreign currency translation had an unfavorable impact on gross margin of $0.9 million and $2.7 million for the three and six months ended June 30, 2023 as compared to the prior year periods.

Operating expenses.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Distribution, selling and administrative expenses	$455,030	$421,925	$33,105	7.8%
As a % of net revenue	17.75%	16.88%
Acquisition-related charges and intangible amortization	$22,203	$37,276	$(15,073)	(40.4)%
Exit and realignment charges	$28,963	$1,214	$27,749	2,285.7%
Other operating expense (income), net	$2,397	$(2,995)	$5,392	180.0%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Distribution, selling and administrative expenses	$903,752	$691,397	$212,355	30.7%
As a % of net revenue	17.77%	14.09%
Acquisition-related charges and intangible amortization	$44,392	$79,410	$(35,018)	(44.1)%
Exit and realignment charges	$44,637	$2,896	$41,741	1,441.3%
Other operating expense (income), net	$3,312	$(3,894)	$7,206	185.1%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements in our Products & Healthcare Services segment. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. The increase in DS&A expenses for the three months ended June 30, 2023 was driven primarily by incremental costs to support the $63 million, or 2.5%, net revenue growth, an increase of $9.2 million in teammate benefit costs including incentives, and inflationary pressures negatively impacting wages and occupancy costs, which increased approximately 5% and 11%, partially offset by productivity gains derived from operating efficiencies.
The increase in DS&A expenses for the six months ended June 30, 2023 was driven by Apria incremental DS&A expense in the first quarter of 2023 of $171 million as compared to the first quarter of 2022, Patient Direct net revenue growth, an increase of $12.3 million in teammate benefit costs including incentives, and inflationary pressures negatively impacting wages and occupancy costs, which increased approximately 5% and 10%, partially offset by productivity gains derived from operating efficiencies.

Foreign currency translation had a favorable impact on DS&A of $0.2 million and $1.1 million for the three and six months ended June 30, 2023 as compared to the prior year periods.
Acquisition-related charges were $1.3 million and $2.5 million for the three and six months ended June 30, 2023 and $6.4 million and $38.3 million for the three and six months ended June 30, 2022 consisting primarily of costs related to the Apria Acquisition. The declines from the prior year periods reflect the incurrence of most of these costs within the first year after the Acquisition Date. Intangible amortization was $20.9 million and $41.8 million for the three and six months ended June 30, 2023 and $30.9 million and $41.2 million for the three and six months ended June 30, 2022 related primarily to intangible assets acquired in the Apria, Halyard and Byram acquisitions. Intangible amortization for the second quarter of 2023 declined as compared to the prior year primarily from purchase price accounting changes to the estimated value assigned to certain intangible assets.
Exit and realignment charges were $29.0 million and $44.6 million for the three and six months ended June 30, 2023. These charges primarily related to our (1) Operating Model Realignment Program of $24.3 million and $39.3 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT restructuring charges such as converting certain divisions to a common information technology system of $3.4 million and $3.5 million and, (3) other costs associated with strategic initiatives of $1.3 million and $1.8 million for the three and six months ended June 30, 2023. Exit and realignment charges were $1.2 million and $2.9 million for the three and six months ended June 30, 2022, which consisted primarily of severance and other charges associated with the reorganization of our segments.
The increases in other operating expense (income), net for the three and six months ended June 30, 2023 as compared to the prior year periods reflect $1.4 million and $2.5 million unfavorable changes in foreign currency transaction gains and losses, as compared to the prior year periods. During the three and six months ended June 30, 2023 we incurred $2.9 million and $3.6 million of losses on sale of accounts receivable, inclusive of professional fees incurred to establish the agreement, under the RPA, through which we began executing sales during the second quarter of 2023.

Interest expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense, net	$40,728	$35,839	$4,889	13.6%
Effective interest rate	6.93%	5.26%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense, net	$82,926	$47,858	$35,068	73.3%
Effective interest rate	6.86%	5.12%
Interest expense, net and the effective interest rate for the three months ended June 30, 2023 increased primarily due to higher interest rates on our term loans, net of interest rate swaps, of $6.9 million, partially offset by lower average outstanding borrowings. Interest expense, net for the six months ended June 30, 2023 increased due to higher average outstanding borrowings and higher interest rates on our term loans, net of interest rate swaps, of $25.8 million, and to higher average outstanding borrowings on our 2030 Unsecured Notes of $9.7 million. See Note 6 in Notes to Consolidated Financial Statements.
Other expense, net.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Other expense, net	$1,072	$783	$289	36.9%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Other expense, net	$2,458	$1,565	$893	57.1%

Other expense, net for the three and six months ended June 30, 2023 and 2022 includes interest cost and net actuarial losses related to our retirement plans. In addition, other expense, net for the three and six months ended June 30, 2023 includes the loss on extinguishment of debt, of $0.3 million and $0.8 million associated with the early retirement of indebtedness of $48.0 million and $73.0 million.

Income taxes.

	Three Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(2,720)	$9,859	$(12,579)	(127.6)%
Effective tax rate	8.8%	25.6%

	Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(12,079)	$18,837	$(30,916)	(164.1)%
Effective tax rate	18.7%	21.7%

The change in the effective tax rate for the three and six months ended June 30, 2023 compared to the same periods in 2022 resulted primarily from changes in income and losses.

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

	June 30, 2023	December 31, 2022	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$286,307	$69,467	$216,840	312.1%
Accounts receivable, net of allowances	$672,511	$763,497	$(90,986)	(11.9)%
Consolidated DSO (1)	23.5	27.0
Merchandise inventories	$1,168,227	$1,333,585	$(165,358)	(12.4)%
Inventory days (2)	52.0	57.2
Accounts payable	$1,194,173	$1,147,414	$46,759	4.1%
    (1) Based on period end accounts receivable and net revenue for the quarters ended June 30, 2023 and December 31, 2022. Consolidated DSO reflected the impact of the reduction in accounts receivable, net of allowances, due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, Consolidated DSO would have been 27.6 as of June 30, 2023.
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended June 30, 2023 and December 31, 2022. The decrease in inventory days is due to inventory management efforts in our Products & Healthcare Services segment.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Net cash provided by (used for):
Operating activities	$471,510	$169,524
Investing activities	(65,668)	(1,745,299)
Financing activities	(183,120)	1,580,633
Effect of exchange rate changes	196	(3,864)
Net increase in cash, cash equivalents and restricted cash	$222,918	$994

Cash provided by operating activities in the first six months of 2023 reflected a net loss, as compared to net income in the first six months of 2022. The increase in cash provided by operating activities in 2023 as compared to 2022 reflected changes in working capital including cash proceeds from the sale of accounts receivables, as described in Note 1 of Notes to Consolidated Financial Statements and the inclusion of Apria in our results since the Acquisition Date.
Cash used for investing activities in the first six months of 2023 included capital expenditures of $101.0 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $35.7 million in proceeds related primarily to the sale of patient equipment. Cash used for investing activities in the first six months of 2022 included cash paid for the acquisition of Apria of $1.7 billion and capital expenditures of $65.7 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software.
Cash used for financing activities in the first six months of 2023 included repayments of debt of $78.3 million, including $65.0 million of unscheduled principal payments on the Term Loan A and the Term Loan B. We had no borrowings under our revolving credit facility on a net basis for the first six months of 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement. Payments for taxes related to the vesting of restricted stock awards, which are included in Other, net, were $10.2 million for the first six months of 2023. Cash used for financing activities in the first six months of 2022 included borrowings under our revolving credit facility, net and Receivables Financing Agreement of $30.0 million. Gross issuances and repayments under our amended Receivable Financing Agreement program were $347.8 million and $402.8 million for the first six months of 2022. We also had proceeds from borrowings of $1.7 billion related to the 2030 Unsecured Notes, Term Loan A, and Term Loan B for the first six months of 2022. We also paid $41.5 million in financing costs in the first six months of 2022. Payments for taxes related to the vesting of restricted stock awards were $44.4 million for the first six months of 2022, which are included in Other, net.
Capital resources. Our primary sources of liquidity include cash and cash equivalents, our Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had no borrowings at June 30, 2023 and $96.0 million outstanding at December 31, 2022 under our Receivables Financing Agreement. At June 30, 2023 and December 31, 2022, we had maximum revolving borrowing capacity of $450 million and $354 million under our Receivable Financing Agreement.
The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $1.0 billion in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.
At June 30, 2023 and December 31, 2022, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce Revolver availability, totaling $27.9 million, leaving $422 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.1 million and $2.3 million as of June 30, 2023 and December 31, 2022.

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
The Revolving Credit Agreement, the Credit Agreement, Receivables Financing Agreement, the 2024 Notes, 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at June 30, 2023.
On March 14, 2023, we entered into a RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to a third-party financial institution (Purchaser) in exchange for cash. During the three months ended June 30, 2023, we received net cash proceeds of $409 million from the sale of accounts receivable under its RPA which is included in cash provided by operating activities in the consolidated statements of cash flows. As of June 30, 2023 there were a total of $115 million of uncollected accounts receivable that had been sold and removed from our consolidated balance sheet.
We regularly evaluate market conditions, our liquidity profile and various financing alternatives to enhance our capital structure. We have from time to time, entered into, and from time to time in the future we may enter into transactions to repay, repurchase or redeem our outstanding indebtedness (including by means of open market purchases, privately negotiated repurchases, tender or exchange offers and/or repayments or redemptions pursuant to the debt’s terms). Our ability to consummate any such transaction will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We cannot provide any assurance as to if or when we will consummate any such transactions or the terms of any such transaction.
We believe cash generated by operating activities, available financing sources, and borrowings under the Receivables Financing Agreement and Revolving Credit Agreement, as well as cash on hand, will be sufficient to fund our working capital needs, capital expenditures, long-term strategic growth, payments under long-term debt and lease arrangements, debt repurchases and other cash requirements. While we believe that we will have the ability to meet our financing needs in the foreseeable future, changes in economic conditions may impact (i) the ability of financial institutions to meet their contractual commitments to us, (ii) the ability of our customers and suppliers to meet their obligations to us or (iii) our cost of borrowing.
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $44.1 million and $26.3 million at June 30, 2023 and December 31, 2022. As of June 30, 2023, we are permanently reinvested in our foreign subsidiaries.

Impact of Inflation
The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, and transportation. During the first six months of 2023, we have experienced continued inflationary pressure and higher costs as a result of the increasing cost of labor, occupancy and other administrative costs associated with the normal course of business. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.
Seasonality
Our business is affected by seasonality, which historically has resulted in higher sales volume during our third and fourth quarters, ending September 30 and December 31.
Contractual obligations
We anticipate that the noncancellable obligations beyond 12 months related to outsourced information technology operations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, will no longer be material as a result of executed contract terminations, expected contract terminations, and insourcing of information technology operations. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for disclosure of other material contractual obligations.

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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Six Months Ended June 30, 2023
(Dollars in thousands)
Net revenue(1)	$5,002,701
Gross margin	979,789
Operating income	16,500
Net loss	(50,043)
(1)Includes $63.6 million in sales to non-guarantor subsidiaries for the six months ended June 30, 2023.

Summarized Consolidated Balance Sheets - Guarantor Group	June 30, 2023	December 31, 2022
(Dollars in thousands)
Total current assets	$1,566,927	$1,442,661
Total assets	4,726,801	4,658,382
Total current liabilities	1,745,464	1,613,228
Total liabilities	4,410,080	4,360,673

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
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	June 30, 2023	December 31, 2022
(Dollars in thousands)
Total current assets	$1,643,155	$1,523,290
Total assets	4,668,692	4,614,380
Total current liabilities	1,688,001	1,562,680
Total liabilities	4,388,132	4,343,750

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 13 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on June 30, 2023.

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
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are denominated in the euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. As of June 30, 2023 and December 31, 2022, we held contracts with notional amounts of $76.9 million and $58.3 million to exchange the U.S. dollar, Euro, and Thai baht. See Note 8 of Notes to Consolidated Financial Statements.
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement. Excluding deferred financing costs and third party fees, we had $462 million in borrowings under our Term Loan A, $563 million in borrowings under our Term Loan B, and no borrowings under our Revolving Credit Agreement and under our Receivables Financing Agreement at June 30, 2023. After considering the effects of our interest rate swap agreement (see Note 8 of Notes to Consolidated Financial Statements), we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $8 million per year based on our borrowings at June 30, 2023 and annualized sales volume under the RPA.
Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.16 and $4.92 per gallon in the first six months of 2023 and 2022. Based on business activity during the first six months of 2023, we estimate that every 10 cents per gallon increase in the benchmark would reduce our operating income by approximately $0.6 million on an annualized basis. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023. Beginning with the first quarter of 2023, management's evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of and for the period covered by this report includes the evaluation of the internal control over financial reporting of Apria, Inc. There were no other changes in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2022. Through June 30, 2023, there have been no material developments in any legal proceedings reported in such Annual Report.
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the NIOSH that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. At present, our investigation has determined that there are a limited number of lots potentially implicated by the results of the NIOSH particulate filtration testing on model 46827. The vast majority of the products in those lots remain in our possession and under our control, and those lots that had products that did reach the market have passed internal follow-up testing.
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
We are thoroughly investigating the matters identified by the FDA and NIOSH and we are performing product retesting as we work closely with government agencies to resolve these matters. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2022. Through June 30, 2023, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a)Exhibits

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

Owens & Minor, Inc.
(Registrant)

Date:	August 4, 2023	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	August 4, 2023	/s/ Alexander J. Bruni
Alexander J. Bruni
Executive Vice President & Chief Financial Officer