Form 10-Q
period 2023-09-30
OWENS & MINOR INC/VA/
filed 2023-11-03
CIK 75252

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-Q
________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “larger accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of shares of Owens & Minor, Inc.’s common stock outstanding as of October 30, 2023 was 76,501,043 shares.

Owens & Minor, Inc. and Subsidiaries

Part I. Financial Information
Item 1. Financial Statements
Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net revenue	$2,591,742	$2,497,401	$7,677,817	$7,404,368
Cost of goods sold	2,053,244	1,984,122	6,122,579	5,985,136
Gross margin	538,498	513,279	1,555,238	1,419,232
Distribution, selling and administrative expenses	452,583	430,957	1,356,334	1,122,353
Acquisition-related charges and intangible amortization	30,217	21,217	74,609	100,628
Exit and realignment charges	30,180	1,983	74,817	4,879
Other operating expense (income), net	1,677	(1,125)	4,991	(5,020)
Operating income	23,841	60,247	44,487	196,392
Interest expense, net	38,127	39,869	121,053	87,727
Other (income) expense, net	(3,302)	783	(843)	2,347
(Loss) income before income taxes	(10,984)	19,595	(75,723)	106,318
Income tax (benefit) provision	(4,558)	7,098	(16,638)	25,937
Net (loss) income	$(6,426)	$12,497	$(59,085)	$80,381

Net (loss) income per common share:
Basic	$(0.08)	$0.17	$(0.78)	$1.08
Diluted	$(0.08)	$0.16	$(0.78)	$1.05
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net (loss) income	$(6,426)	$12,497	$(59,085)	$80,381
Other comprehensive income (loss) net of tax:
Currency translation adjustments	(9,891)	(19,986)	(9,940)	(39,604)
Change in unrecognized net periodic pension costs	152	288	141	774
Change in gains and losses on derivative instruments	777	9,167	699	11,931
Total other comprehensive loss, net of tax	(8,962)	(10,531)	(9,100)	(26,899)
Comprehensive (loss) income	$(15,388)	$1,966	$(68,185)	$53,482

See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2023	2022
Assets
Current assets
Cash and cash equivalents	$215,191	$69,467
Accounts receivable, net of allowances of $9,196 and $9,063	682,682	763,497
Merchandise inventories	1,084,350	1,333,585
Other current assets	148,046	128,636
Total current assets	2,130,269	2,295,185
Property and equipment, net of accumulated depreciation of $532,399 and $450,286	540,419	578,269
Operating lease assets	300,264	280,665
Goodwill	1,635,010	1,636,705
Intangible assets, net	381,557	445,042
Other assets, net	136,544	150,417
Total assets	$5,124,063	$5,386,283
Liabilities and equity
Current liabilities
Accounts payable	$1,182,408	$1,147,414
Accrued payroll and related liabilities	106,194	93,296
Other current liabilities	443,579	325,756
Total current liabilities	1,732,181	1,566,466
Long-term debt, excluding current portion	2,113,602	2,482,968
Operating lease liabilities, excluding current portion of $85,149 and $76,805	225,208	215,469
Deferred income taxes, net	45,616	60,833
Other liabilities	120,596	114,943
Total liabilities	4,237,203	4,440,679
Commitments and contingencies
Equity
Common stock, par value $2 per share; authorized - 200,000 shares; issued and outstanding - 76,499 shares and 76,279 shares as of September 30, 2023 and December 31, 2022	152,997	152,557
Paid-in capital	427,895	418,894
Retained earnings	350,923	410,008
Accumulated other comprehensive loss	(44,955)	(35,855)
Total equity	886,860	945,604
Total liabilities and equity	$5,124,063	$5,386,283
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net (loss) income	$(59,085)	$80,381
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	216,640	155,438
Share-based compensation expense	17,417	15,765
(Benefit) provision for losses on accounts receivable	(487)	5,289
Gain on extinguishment of debt	(4,379)	—
Deferred income tax (benefit) provision	(16,315)	2,991
Changes in operating lease right-of-use assets and lease liabilities	(1,517)	922
Gain on sale and dispositions of property and equipment	(26,462)	(17,002)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	77,197	7,417
Merchandise inventories	247,057	(6,823)
Accounts payable	46,338	30,424
Net change in other assets and liabilities	122,867	(45,423)
Other, net	9,674	8,666
Cash provided by operating activities	628,945	238,045
Investing activities:
Acquisition, net of cash acquired	—	(1,684,607)
Additions to property and equipment	(140,478)	(109,275)
Additions to computer software	(11,089)	(5,873)
Proceeds from sale of property and equipment	53,645	29,720
Other, net	(418)	(1,670)
Cash used for investing activities	(98,340)	(1,771,705)
Financing activities:
Borrowings under amended Receivables Financing Agreement	476,000	697,700
Repayments under amended Receivables Financing Agreement	(572,000)	(770,700)
Repayments of debt	(270,189)	(3,000)
Proceeds from issuance of debt	—	1,691,000
Borrowings under revolving credit facility, net and Receivables Financing Agreement	—	30,000
Financing costs paid	—	(42,602)
Other, net	74	(41,813)
Cash (used for) provided by financing activities	(366,115)	1,560,585
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(515)	(5,752)
Net increase in cash, cash equivalents and restricted cash	163,975	21,173
Cash, cash equivalents and restricted cash at beginning of period	86,185	72,035
Cash, cash equivalents and restricted cash at end of period	$250,160	$93,208
Supplemental disclosure of cash flow information:
Income taxes (received) paid, net	$(6,798)	$33,568
Interest paid	$101,079	$61,889
Noncash investing activity:
Unpaid purchases of property and equipment and computer software at end of period	$60,870	$63,158
See accompanying notes to consolidated financial statements.

Owens & Minor, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
(unaudited)

(in thousands, except per share data)	Common Shares Outstanding	Common Stock ($2 par value )	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, December 31, 2022	76,279	$152,557	$418,894	$410,008	$(35,855)	$945,604
Net loss	—	—	—	(24,418)	—	(24,418)
Other comprehensive income	—	—	—	—	1,594	1,594
Share-based compensation expense, exercises and other	(83)	(166)	1,786	—	—	1,620
Balance, March 31, 2023	76,196	152,391	420,680	385,590	(34,261)	924,400
Net loss	—	—	—	(28,241)	—	(28,241)
Other comprehensive loss	—	—	—	—	(1,732)	(1,732)
Share-based compensation expense, exercises and other	244	489	1,313	—	—	1,802
Balance, June 30, 2023	76,440	152,880	421,993	357,349	(35,993)	896,229
Net loss	—	—	—	(6,426)	—	(6,426)
Other comprehensive loss	—	—	—	—	(8,962)	(8,962)
Share-based compensation expense, exercises and other	59	117	5,902	—	—	6,019
Balance, September 30, 2023	76,499	$152,997	$427,895	$350,923	$(44,955)	$886,860

Balance, December 31, 2021	75,433	$150,865	$440,608	$387,619	$(40,591)	$938,501
Net income	—	—	—	39,279	—	39,279
Other comprehensive loss	—	—	—	—	(598)	(598)
Share-based compensation expense, exercises and other	653	1,307	(30,867)	—	—	(29,560)
Balance, March 31, 2022	76,086	152,172	409,741	426,898	(41,189)	947,622
Net income	—	—	—	28,604	—	28,604
Other comprehensive loss	—	—	—	—	(15,770)	(15,770)
Share-based compensation expense, exercises and other	85	171	(1,968)	—	—	(1,797)
Balance, June 30, 2022	76,171	152,343	407,773	455,502	(56,959)	958,659
Net income	—	—	—	12,497	—	12,497
Other comprehensive loss	—	—	—	—	(10,531)	(10,531)
Share-based compensation expense, exercises and other	46	91	6,121	—	—	6,212
Balance, September 30, 2022	76,217	$152,434	$413,894	$467,999	$(67,490)	$966,837
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash includes cash and marketable securities with an original maturity or maturity at acquisition of three months or less. Cash, cash equivalents and restricted cash are stated at cost. Nearly all of our cash, cash equivalents and restricted cash are held in cash depository accounts in major banks in North America, Europe, and Asia. Cash that is held by a major bank and has restrictions on its availability to us is classified as restricted cash. Restricted cash as of September 30, 2023 and December 31, 2022 includes cash held in an escrow account as required by the Centers for Medicare & Medicaid Services in conjunction with the Bundled Payments for Care Improvement initiatives related to wind-down costs of Fusion5. Restricted cash as of September 30, 2023 also includes $18.6 million of cash deposits received subject to limitations on use until remitted to a third-party financial institution (the Purchaser), pursuant to the Master Receivables Purchase Agreement (RPA).
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the accompanying consolidated balance sheets that sum to the total of those same amounts presented in the accompanying consolidated statements of cash flows.

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$215,191	$69,467
Restricted cash included in Other current assets	34,969	—
Restricted cash included in Other assets, net	—	16,718
Total cash, cash equivalents, and restricted cash	$250,160	$86,185
Rental Revenue
Within our Patient Direct segment, revenues are recognized under fee-for-service arrangements for equipment we rent to patients and sales of equipment, supplies and other items we sell to patients. Revenue that is generated from equipment that we rent to patients is primarily recognized over the noncancelable rental period, typically one month, and commences on delivery of the equipment to the patients. Revenues are recorded at amounts estimated to be received under reimbursement arrangements with third-party payors, including private insurers, prepaid health plans, Medicare, Medicaid and patients. Rental revenue, less estimated adjustments, is recognized as earned on a straight-line basis over the noncancellable lease term. We recorded $158 million and $148 million for the three months ended September 30, 2023 and 2022 and $504 million and $299 million for the nine months ended September 30, 2023 and 2022 in revenue related to equipment we rent to patients.

Sales of Accounts Receivable
On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. As of September 30, 2023, there were a total of $89.1 million of uncollected accounts receivable that had been sold and removed from our consolidated balance sheet. We account for these transactions as sales in accordance with ASC 860, Transfers and Servicing, with the sold receivables removed from our consolidated balance sheets. Under the RPA, we provide certain servicing and collection actions on behalf of the Purchaser; however, we do not maintain any beneficial interest in the accounts receivable sold. The RPA is separate and distinct from the accounts receivable securitization program (the Receivables Financing Agreement).
Proceeds from the sale of accounts receivable are recorded as an increase to cash and cash equivalents and a reduction to accounts receivable, net of allowances in the consolidated balance sheets. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $482 million and $894 million for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we received net cash proceeds of $478 million and $888 million from the sale of accounts receivable under the RPA and collected $508 million and $805 million of the sold accounts receivable. The losses on sale of accounts receivable are recorded in other operating expense (income), net in the consolidated statements of operations were $3.5 million and $7.1 million for the three and nine months ended September 30, 2023.

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
The following table provides pro forma results of net revenue and net loss for the three and nine months ended September 30, 2022 as if Apria was acquired on January 1, 2022, based on the final purchase price allocation. The pro forma results below are not necessarily indicative of the results that would have been if the acquisition had occurred on the dates indicated, nor are the pro forma results indicative of results which may occur in the future.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net revenue	$2,497,401	$7,681,481
Net income (loss)	$6,422	$(38,031)
Pro forma net income of $6.4 million for the three months ended September 30, 2022 includes a pro forma adjustment for amortization of intangible assets of $6.1 million, net of tax. Pro forma net loss of $38.0 million for the nine months ended September 30, 2022 includes pro forma adjustments for interest expense of $15.4 million, net of tax and amortization of intangible assets of $9.1 million, net of tax. The pro forma net loss also includes $39.4 million in seller transaction expenses and stock compensation expense associated with $108 million owed to the holders of Apria stock awards in connection with the Apria Acquisition.
Acquisition-related charges within acquisition-related charges and intangible amortization presented in our consolidated statements of operations were $9.4 million and $6.9 million for the three months ended September 30, 2023 and 2022 and $11.9 million and $45.2 million for the nine months ended September 30, 2023 and 2022.

Note 4—Goodwill and Intangible Assets

The following table summarizes the goodwill balances by segment and the changes in the carrying amount of goodwill through September 30, 2023:

	Patient Direct	Products & Healthcare Services	Consolidated
Carrying amount of goodwill, December 31, 2022	$1,533,670	$103,035	$1,636,705
Acquisition adjustment	1,582	—	1,582
Currency translation adjustments	—	(3,277)	(3,277)
Carrying amount of goodwill, September 30, 2023	$1,535,252	$99,758	$1,635,010
As compared to the date of the most recent annual goodwill impairment test performed as of October 1, 2022, the fair value of our Global Products and Apria reporting units have been adversely impacted by unfavorable industry and macroeconomic conditions, including higher interest rates, inflation, pricing pressures and lower demand for certain product categories. Adverse changes in these and other factors could result in future goodwill impairment.
Intangible assets subject to amortization at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023			December 31, 2022
	Customer Relationships	Tradenames	Other Intangibles	Customer Relationships	Tradenames	Other Intangibles
Gross intangible assets	$444,943	$202,000	$73,180	$447,107	$202,000	$73,181
Accumulated amortization	(236,421)	(64,765)	(37,380)	(197,540)	(50,094)	(29,612)
Net intangible assets	$208,522	$137,235	$35,800	$249,567	$151,906	$43,569
Weighted average useful life	13 years	10 years	6 years	13 years	10 years	6 years

At September 30, 2023 and December 31, 2022, $265 million and $308 million in net intangible assets were held in the Patient Direct segment and $117 million and $137 million were held in the Products & Healthcare Services segment. Amortization expense for intangible assets was $20.8 million and $14.3 million for the three months ended September 30, 2023 and 2022 and $62.7 million and $55.5 million for the nine months ended September 30, 2023 and 2022.
As of September 30, 2023, based on the current carrying value of intangible assets subject to amortization, estimated amortization expense were as follows:

Year
2023 (remainder)	$20,456
2024	64,569
2025	54,441
2026	50,088
2027	41,787
2028	32,039

Note 5—Exit and Realignment Costs
We periodically incur exit and realignment and other charges associated with optimizing our operations which includes the consolidation of certain facilities, IT restructuring charges, and other strategic actions. These charges also include costs associated with our Operating Model Realignment Program, which include professional fees, severance and other costs to streamline functions and processes.
Exit and realignment charges were $30.2 million and $2.0 million for the three months ended September 30, 2023 and 2022 and $74.8 million and $4.9 million for the nine months ended September 30, 2023 and 2022. These amounts are excluded from our segments' operating income.

We have incurred $27.8 million and $70.6 million in charges under our Operating Model Realignment Program and IT restructuring charges for the three and nine months ended September 30, 2023, which are included in the total exit and realignment charges above. We expect to incur additional material costs relating to our Operating Model Realignment Program and IT restructuring charges, which we are not able to reasonably estimate.
The following table summarizes the activity related to exit and realignment cost accruals through September 30, 2023 and 2022:

Total
Accrued exit and realignment costs, December 31, 2022	$969
Provision for exit and realignment activities:
Severance	4,127
Professional fees	9,012
Vendor contract and lease termination costs	1,824
Other	711
Cash payments	(5,546)
Accrued exit and realignment costs, March 31, 2023	11,097
Provision for exit and realignment activities:
Severance	505
Professional fees	22,953
Vendor contract and lease termination costs	1,707
Other	3,798
Cash payments	(20,196)
Accrued exit and realignment costs, June 30, 2023	19,864
Provision for exit and realignment activities:
Severance	2,361
Professional fees	16,800
Vendor contract and lease termination costs	4,300
Other	5,420
Cash payments	(26,311)
Accrued exit and realignment costs, September 30, 2023	$22,434

Accrued exit and realignment costs, December 31, 2021	$8,306
Provision for exit and realignment activities:
Severance	811
Other	871
Cash payments	(6,903)
Accrued exit and realignment costs, March 31, 2022	3,085
Provision for exit and realignment activities:
Severance	246
Other	968
Cash payments	(3,477)
Accrued exit and realignment costs, June 30, 2022	822
Provision for exit and realignment activities:
Other	1,251
Cash payments	(1,693)
Accrued exit and realignment costs, September 30, 2022	$380

In addition to the exit and realignment accruals in the preceding table, we also incurred $1.3 million of costs that were expensed as incurred for the three and nine months ended September 30, 2023, which primarily related to charges associated with a lease termination. We incurred $0.7 million of costs that were expensed as incurred for the three and nine months ended September 30, 2022, which related to an increase in reserves associated with certain retained assets of Fusion5.

Note 6—Debt

Debt, net of unamortized deferred financing costs, consists of the following:

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.375% Senior Notes, due December 2024	$172,057	$167,658	$245,510	$237,772
Receivables Securitization Program	—	—	93,142	96,000
Term Loan A	414,829	415,984	490,816	485,000
4.500% Senior Notes, due March 2029	472,576	393,219	492,762	396,625
Term Loan B	523,411	537,827	576,587	597,733
6.625% Senior Notes, due April 2030	539,943	491,570	585,180	516,060
Finance leases and other	23,221	23,221	16,877	16,877
Total debt	2,146,037	2,029,479	2,500,874	2,346,067
Less current maturities	(32,435)	(32,435)	(17,906)	(17,906)
Long-term debt	$2,113,602	$1,997,044	$2,482,968	$2,328,161
We have $172 million of 4.375% senior notes due in December 2024 (the 2024 Notes), with interest payable semi-annually. The 2024 Notes were sold at 99.6% of the principal amount with an effective yield of 4.422%. We have the option to redeem the 2024 Notes in part or in whole prior to maturity at a redemption price equal to the greater of 100% of the principal amount or the present value of the remaining scheduled payments discounted at the applicable Benchmark Treasury Rate (as defined) plus 30 basis points. We used $72.7 million of cash to repurchase $73.8 million aggregate principal of the 2024 Notes during the first nine months of 2023.
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
We had no borrowings at September 30, 2023 and $96.0 million outstanding at December 31, 2022 under our amended Receivables Financing Agreement. At September 30, 2023 and December 31, 2022, we had maximum revolving borrowing capacity of $450 million and $354 million under our amended Receivables Financing Agreement.
On March 29, 2022, we entered into a term loan credit agreement with an administrative agent and collateral agent and a syndicate of financial institutions, as lenders (the Credit Agreement) that provides for two new credit facilities (i) a $500 million Term Loan A facility (the Term Loan A), and (ii) a $600 million Term Loan B facility (the Term Loan B). The interest rate on the Term Loan A is based on the sum of either Term SOFR or the Base Rate and an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A will mature in March 2027 and the Term Loan B will mature in March 2029. In addition to our scheduled principal payments of $6.3 million on the Term Loan A and $4.5 million on the Term Loan B, we made unscheduled principal payments of $72.5 million on Term Loan A and $52.5 million on Term Loan B during the nine months ended September 30, 2023.

On March 10, 2021, we issued $500 million of 4.500% senior unsecured notes due in March 2029 (the 2029 Unsecured Notes), with interest payable semi-annually (the Notes Offering). The 2029 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 4.500%. We may redeem all or part of the 2029 Unsecured Notes prior to March 31, 2024, at a price equal to 100% of the principal amount of the 2029 Unsecured Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 10, 2021 (the Indenture). On or after March 31, 2024, we may redeem all or part of the 2029 Unsecured Notes at the applicable redemption prices described in the Indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2029 Unsecured Notes at any time prior to March 31, 2024, at a redemption price equal to 104.5% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We used $18.2 million of cash to repurchase $21.3 million aggregate principal of the 2029 Unsecured Notes during the first nine months of 2023.
On March 29, 2022, we completed the sale of $600 million in aggregate principal amount of our 6.625% senior notes due in April 2030 (the 2030 Unsecured Notes), with interest payable semi-annually. The 2030 Unsecured Notes were sold at 100% of the principal amount with an effective yield of 6.625%. We may redeem all or part of the 2030 Unsecured Notes, prior to April 1, 2025, at a price equal to 100% of the principal amount of the 2030 Unsecured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “make-whole” premium, as described in the Indenture dated March 29, 2022 (the New Indenture). From and after April 1, 2025, we may redeem all or part of the 2030 Unsecured Notes at the applicable redemption prices described in the New Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We may also redeem up to 40% of the aggregate principal amount of the 2030 Unsecured Notes at any time prior to April 1, 2025, at a redemption price equal to 106.625% with an amount equal to or less than the net cash proceeds from certain equity offerings, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. We used $43.5 million of cash to repurchase $47.8 million aggregate principal of the 2030 Unsecured Notes during the first nine months of 2023.
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
At September 30, 2023 and December 31, 2022, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce revolver availability, totaling $27.4 million and $27.9 million, leaving $423 million and $422 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.9 million and $2.3 million as of September 30, 2023 and December 31, 2022.
The Revolving Credit Agreement, the Credit Agreement, the Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2023.
As of September 30, 2023, scheduled future principal payments of debt, excluding finance leases and other, were as follows:

Year
2023 (remainder)	$4,625
2024	200,097
2025	40,375
2026	43,500
2027	330,375
2028	6,000
2029	985,654
2030	552,189

Of the $200 million due in 2024, $180 million is due in December 2024. Current maturities at September 30, 2023 include $18.8 million in principal payments on our Term Loan A, $6.0 million in principal payments on our Term Loan B, and $7.7 million in current portion of finance leases and other.

Note 7—Retirement Plans

We have a frozen noncontributory, unfunded retirement plan for certain retirees in the United States (U.S. Retirement Plan). As of September 30, 2023 and December 31, 2022, the accumulated benefit obligation of the U.S. Retirement Plan was $38.2 million and $39.3 million. Certain of our foreign subsidiaries also have defined benefit pension plans covering substantially all of their respective teammates.
The components of net periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$429	$603	$1,316	$1,853
Interest cost	705	516	2,128	1,559
Recognized net actuarial loss	124	267	370	801
Net periodic benefit cost	$1,258	$1,386	$3,814	$4,213

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
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of September 30, 2023:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$350,000	March 2027	Other assets, net	$16,406	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$78,161	October 2023	Other current assets	$86	Other current liabilities	$25
The following table summarizes the terms and fair value of our outstanding derivative financial instruments as of December 31, 2022:

			Derivative Assets		Derivative Liabilities
	Notional Amount	Maturity Date	Classification	Fair Value	Classification	Fair Value
Cash flow hedges
Interest rate swaps	$400,000	March 2027	Other assets, net	$15,461	Other liabilities	$—

Economic (non-designated) hedges
Foreign currency contracts	$58,321	January 2023	Other current assets	$440	Other current liabilities	$42

The notional amount of the interest rate swaps represents the amount in effect at the end of the period. Based on contractual terms, the notional amount will decrease in increments of $50 million on the last business day of March of each year until the maturity date.

The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2023:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	Three months ended September 30, 2023	Nine months ended September 30, 2023		Three months ended September 30, 2023	Nine months ended September 30, 2023	Three months ended September 30, 2023	Nine months ended September 30, 2023
Interest rate swaps	$3,621	$8,026	Interest expense, net	$(38,127)	$(121,053)	$2,569	$7,080
The following table summarizes the effect of cash flow hedge accounting on our consolidated statements of operations for the three and nine months ended September 30, 2022:

	Amount of Gain Recognized in Other Comprehensive Income (Loss)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Total Amount of Expense Line Items Presented in the Consolidated Statement of Operations in Which the Effects are Recorded		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	Three months ended September 30, 2022	Nine months ended September 30, 2022		Three months ended September 30, 2022	Nine months ended September 30, 2022	Three months ended September 30, 2022	Nine months ended September 30, 2022
Interest rate swaps	$12,153	$14,197	Interest expense, net	$(39,869)	$(87,727)	$(234)	$(1,926)
The amount of ineffectiveness associated with these contracts was immaterial for the periods presented.
For the three and nine months ended September 30, 2023, we recognized losses of $2.4 million and $3.3 million associated with our economic (non-designated) foreign currency contracts. For the three and nine months ended September 30, 2022, we recognized losses of $1.8 million and $3.2 million associated with our economic (non-designated) foreign currency contracts.
We recorded the change in fair value of derivative instruments and the remeasurement adjustment of the foreign currency denominated asset or liability in other operating expense (income), net for our foreign exchange contracts.

Note 9—Income Taxes
The effective tax rate was 41.5% and 22.0% for the three and nine months ended September 30, 2023, compared to 36.2% and 24.4% in the same periods of 2022. The change in these rates resulted primarily from changes in income and losses as well as the incremental income tax benefit recorded for foreign derived intangible income (FDII) in the three and nine months ended September 30, 2023.
The liability for unrecognized tax benefits was $22.8 million at September 30, 2023 and $22.5 million at December 31, 2022. Included in the liability at September 30, 2023 and December 31, 2022 were $2.7 million of tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.
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

Note 10—Net (Loss) Income per Common Share

The following summarizes the calculation of net (loss) income per common share attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net (loss) income	$(6,426)	$12,497	$(59,085)	$80,381

Weighted average shares outstanding - basic	76,203	74,905	75,691	74,376
Dilutive shares	—	1,510	—	1,835
Weighted average shares outstanding - diluted	76,203	76,415	75,691	76,211

Net (loss) income per common share:
Basic	$(0.08)	$0.17	$(0.78)	$1.08
Diluted	$(0.08)	$0.16	$(0.78)	$1.05
Share-based awards for the three and nine months ended September 30, 2023 of approximately 1.5 million and 1.6 million shares were excluded from the calculation of net loss per diluted common share as the effect would be anti-dilutive.

Note 11—Accumulated Other Comprehensive (Loss) Income
The following table shows the changes in accumulated other comprehensive (loss) income by component for the three and nine months ended September 30, 2023 and 2022:

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2023	$(7,212)	$(40,144)	$11,363	$(35,993)
Other comprehensive (loss) income before reclassifications	—	(9,891)	3,621	(6,270)
Income tax	—	—	(941)	(941)
Other comprehensive (loss) income before reclassifications, net of tax	—	(9,891)	2,680	(7,211)
Amounts reclassified from accumulated other comprehensive (loss) income	124	—	(2,569)	(2,445)
Income tax	28	—	666	694
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	152	—	(1,903)	(1,751)
Other comprehensive income (loss)	152	(9,891)	777	(8,962)
Accumulated other comprehensive (loss) income, September 30, 2023	$(7,060)	$(50,035)	$12,140	$(44,955)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, June 30, 2022	$(14,111)	$(45,612)	$2,764	$(56,959)
Other comprehensive (loss) income before reclassifications	—	(19,986)	12,153	(7,833)
Income tax	—	—	(3,159)	(3,159)
Other comprehensive (loss) income before reclassifications, net of tax	—	(19,986)	8,994	(10,992)
Amounts reclassified from accumulated other comprehensive (loss) income	374	—	234	608
Income tax	(86)	—	(61)	(147)
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	288	—	173	461
Other comprehensive income (loss)	288	(19,986)	9,167	(10,531)
Accumulated other comprehensive (loss) income, September 30, 2022	$(13,823)	$(65,598)	$11,931	$(67,490)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive (loss) income, December 31, 2022	$(7,201)	$(40,095)	$11,441	$(35,855)
Other comprehensive (loss) income before reclassifications	—	(9,940)	8,026	(1,914)
Income tax	—	—	(2,086)	(2,086)
Other comprehensive (loss) income before reclassifications, net of tax	—	(9,940)	5,940	(4,000)
Amounts reclassified from accumulated other comprehensive (loss) income	370	—	(7,080)	(6,710)
Income tax	(229)	—	1,839	1,610
Amounts reclassified from accumulated other comprehensive (loss) income, net of tax	141	—	(5,241)	(5,100)
Other comprehensive income (loss)	141	(9,940)	699	(9,100)
Accumulated other comprehensive (loss) income, September 30, 2023	$(7,060)	$(50,035)	$12,140	$(44,955)

	Retirement Plans	Currency Translation Adjustments	Derivatives	Total
Accumulated other comprehensive loss, December 31, 2021	$(14,597)	$(25,994)	$—	$(40,591)
Other comprehensive (loss) income before reclassifications	—	(39,604)	14,197	(25,407)
Income tax	—	—	(3,691)	(3,691)
Other comprehensive (loss) income before reclassifications, net of tax	—	(39,604)	10,506	(29,098)
Amounts reclassified from accumulated other comprehensive loss	1,009	—	1,926	2,935
Income tax	(235)	—	(501)	(736)
Amounts reclassified from accumulated other comprehensive loss, net of tax	774	—	1,425	2,199
Other comprehensive income (loss)	774	(39,604)	11,931	(26,899)
Accumulated other comprehensive (loss) income, September 30, 2022	$(13,823)	$(65,598)	$11,931	$(67,490)
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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
Products & Healthcare Services	$1,943,467	$1,903,356	$5,789,679	$5,964,784
Patient Direct	648,275	594,045	1,888,138	1,439,584
Consolidated net revenue	$2,591,742	$2,497,401	$7,677,817	$7,404,368

Operating income:
Products & Healthcare Services	$19,803	$23,781	$24,564	$174,108
Patient Direct	64,435	59,666	169,349	127,791
Acquisition-related charges and intangible amortization	(30,217)	(21,217)	(74,609)	(100,628)
Exit and realignment charges	(30,180)	(1,983)	(74,817)	(4,879)
Consolidated operating income	$23,841	$60,247	$44,487	$196,392

Depreciation and amortization:
Products & Healthcare Services	$20,021	$19,121	$57,360	$57,325
Patient Direct	53,631	39,030	159,280	98,113
Consolidated depreciation and amortization	$73,652	$58,151	$216,640	$155,438

Capital expenditures:
Products & Healthcare Services	$5,023	$9,743	$17,957	$38,804
Patient Direct	45,565	39,706	133,610	76,344
Consolidated capital expenditures	$50,588	$49,449	$151,567	$115,148

	September 30, 2023	December 31, 2022
Total assets:
Products & Healthcare Services	$2,401,332	$2,809,600
Patient Direct	2,507,540	2,507,216
Segment assets	4,908,872	5,316,816
Cash and cash equivalents	215,191	69,467
Consolidated total assets	$5,124,063	$5,386,283

The following table presents net revenue by geographic area, which were attributed based on the location from which we ship products or provide services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
United States	$2,518,952	$2,410,790	$7,470,424	$7,049,382
International	72,790	86,611	207,393	354,986
Consolidated net revenue	$2,591,742	$2,497,401	$7,677,817	$7,404,368

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

Note 14—Legal Proceedings
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. Our investigation determined that a limited number of lots were potentially implicated by the results of the NIOSH particulate filtration testing on model 46827, and that the vast majority of the products in those lots remained in our possession and under our control. Those lots have been segregated for disposal. We also determined that a limited quantity of products from one lot did reach the market. Although products from that lot passed internal and external follow-up testing for filtration efficiency, we initiated a voluntary recall of the lot on August 9, 2023 out of an abundance of caution. O&M Halyard has confirmed to NIOSH that the particle filtration issue was isolated to the identified lots.
On April 12, 2023, the U.S. Food and Drug Administration (FDA) recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to concerns about fluid resistance performance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.
On September 29, 2023, the FDA updated its previous recommendation to consumers, health care providers and facilities regarding the above-referenced models of O&M Halyard surgical N95 respirators based on extensive testing and performance data provided by O&M Halyard. Specifically, the FDA stated that both O&M Halyard respirator models could be used according to the product labeling for respiratory and fluid barrier protection to the wearer (excluding the one lot of products that O&M Halyard voluntarily recalled on August 9, 2023). Following the FDA’s update, we published a user notice on our website announcing the resumption of sales and shipments of O&M Halyard surgical N95 respirators, noting that the data provided to the FDA and NIOSH demonstrated that our products provide the levels of particle filtration and fluid resistance for which they are rated. NIOSH reviewed and concurred with the facts set forth in our user notice published on September 29, 2023.
We will continue to work with the FDA and NIOSH following the resolution of this matter to ensure that O&M Halyard products comply with regulatory requirements. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

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
Based on current knowledge and the advice of counsel, we believe that the accrual as of September 30, 2023 for currently pending matters considered probable of loss, which is not material, is sufficient. In addition, we believe that other currently pending matters are not reasonably possible to result in a material loss, as payment of the amounts claimed is remote, the claims are immaterial, individually and in the aggregate, or the claims are expected to be adequately covered by insurance, subject to policy limits, applicable deductibles, exclusions, and insurer solvency.

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
Net (loss) per share was $(0.08) and $(0.78) for the three and nine months ended September 30, 2023 as compared to net income per diluted share of $0.16 and $1.05 for the three and nine months ended September 30, 2022. The decreases reflected lower demand for personal protective equipment (PPE), including reduced COVID-19 related product purchases, in our Products & Healthcare Services segment, an increase in exit and realignment charges of $28.2 million and $69.9 million for the three and nine months ended September 30, 2023, primarily related to our Operating Model Realignment Program and IT restructuring charges, partially offset by the inclusion of Apria in our results since the Acquisition Date, strong revenue growth in our Patient Direct segment, productivity gains derived from operating efficiencies, and Operating Model Realignment Program savings. The decrease for the nine months ended September 30, 2023 was offset by a reduction in acquisition-related charges as compared to the prior year period. Net (loss) per share was unfavorably impacted as compared to the prior year by foreign currency translation in the amount of $0.01 and $0.02 for the three and nine months ended September 30, 2023.
Products & Healthcare Services segment operating income was $19.8 million and $24.6 million for the three and nine months ended September 30, 2023, compared to $23.8 million and $174 million for the three and nine months ended September 30, 2022. The decreases reflected changes in product sales mix, lower demand for PPE, including reduced COVID-19 related product purchases, partially offset by productivity gains derived from operating efficiencies and Operating Model Realignment Program savings. Patient Direct segment operating income was $64.4 million and $169 million for the three and nine months ended September 30, 2023, compared to $59.7 million and $128 million for the three and nine months ended September 30,

2022. The increases were primarily the result of the inclusion of Apria in our results since the Acquisition Date and strong revenue growth.
Refer to 'Results of Operations' for further detail of quantitative and qualitative drivers of our results.

O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. Our investigation determined that a limited number of lots were potentially implicated by the results of the NIOSH particulate filtration testing on model 46827, and that the vast majority of the products in those lots remained in our possession and under our control. Those lots have been segregated for disposal. We also determined that a limited quantity of products from one lot did reach the market. Although products from that lot passed internal and external follow-up testing for filtration efficiency, we initiated a voluntary recall of the lot on August 9, 2023 out of an abundance of caution. O&M Halyard has confirmed to NIOSH that the particle filtration issue was isolated to the identified lots.
On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to concerns about fluid resistance performance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.
On September 29, 2023, the FDA updated its previous recommendation to consumers, health care providers and facilities regarding the above-referenced models of O&M Halyard surgical N95 respirators based on extensive testing and performance data provided by O&M Halyard. Specifically, the FDA stated that both O&M Halyard respirator models could be used according to the product labeling for respiratory and fluid barrier protection to the wearer (excluding the one lot of products that O&M Halyard voluntarily recalled on August 9, 2023). Following the FDA’s update, we published a user notice on our website announcing the resumption of sales and shipments of O&M Halyard surgical N95 respirators, noting that the data provided to the FDA and NIOSH demonstrated that our products provide the levels of particle filtration and fluid resistance for which they are rated. NIOSH reviewed and concurred with the facts set forth in our user notice published on September 29, 2023.
We will continue to work with the FDA and NIOSH following the resolution of this matter to ensure that O&M Halyard products comply with regulatory requirements. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Results of Operations

Net revenue.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Products & Healthcare Services	$1,943,467	$1,903,356	$40,111	2.1%
Patient Direct	648,275	594,045	54,230	9.1%
Net revenue	$2,591,742	$2,497,401	$94,341	3.8%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Products & Healthcare Services	$5,789,679	$5,964,784	$(175,105)	(2.9)%
Patient Direct	1,888,138	1,439,584	448,554	31.2%
Net revenue	$7,677,817	$7,404,368	$273,449	3.7%

The increase in net revenue for the three months ended September 30, 2023 was driven by strong revenue growth in a number of our Patient Direct segment product categories. Products & Healthcare Services segment net revenue for the three months ended September 30, 2023 increased compared to the three months ended September 30, 2022 due to net revenue growth in the Medical Distribution division of 5.4% with strong growth in non-PPE product categories, partially offset by an approximate $55 million decline in PPE net revenue due to a decrease related to glove pricing of $33 million and lower demand for PPE.
The increase in net revenue for the nine months ended September 30, 2023 was driven primarily by incremental Apria net revenue in the first quarter of 2023 of $308 million as compared to the first quarter of 2022 and strong revenue growth in a number of our Patient Direct segment product categories. The decrease in our Products & Healthcare Services segment net revenue for the nine months ended September 30, 2023 was driven by an approximate $425 million decline in PPE net revenue due to a decrease related to glove pricing of $209 million and lower demand for PPE, including reduced COVID-19 related product purchases, partially offset by net revenue growth in the Medical Distribution division of 3.0% with strong growth in non-PPE product categories compared to the nine months ended September 30, 2022.
Foreign currency translation had a favorable impact on net revenue of $0.5 million and an unfavorable impact of $6.2 million for the three and nine months ended September 30, 2023 as compared to the prior year periods.

Cost of goods sold.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of goods sold	$2,053,244	$1,984,122	$69,122	3.5%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of goods sold	$6,122,579	$5,985,136	$137,443	2.3%

Cost of goods sold includes the cost of the product (net of supplier incentives and cash discounts) and all costs incurred for shipments of products from manufacturers to our distribution centers for all customer arrangements where we are the primary obligor and bear risk of general and physical inventory loss. These are sometimes referred to as distribution contracts. Cost of goods sold also includes direct and certain indirect labor, depreciation of certain property and equipment, product costs, and material and overhead costs. The increase in cost of goods sold for the three months ended September 30, 2023 reflects higher costs of goods sold driven by net revenue growth, partially offset by a $6.7 million last in, first out (LIFO) liquidation credit for the three months ended September 30, 2023 as a result of a $101 million reduction in our Products & Healthcare Services segment inventory, as measured on a first in, first out basis, and Operating Model Realignment Program savings.

The increase in cost of goods sold for the nine months ended September 30, 2023 was driven primarily by the incremental Apria cost of goods sold in the first quarter of 2023 of $114 million as compared to the first quarter of 2022 and net revenue growth in our Patient Direct segment, partially offset by a decline in Products & Healthcare Services segment net revenue of $175 million and an $11.6 million LIFO liquidation credit as a result of a $305 million reduction in our Products & Healthcare Services segment inventory, as measured on a first in, first out basis.
Foreign currency translation had an unfavorable impact on cost of goods sold of $0.9 million and a favorable impact of $3.1 million for the three and nine months ended September 30, 2023 as compared to the prior year periods.

Gross margin.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross margin	$538,498	$513,279	$25,219	4.9%
As a % of net revenue	20.78%	20.55%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Gross margin	$1,555,238	$1,419,232	$136,006	9.6%
As a % of net revenue	20.26%	19.17%
The changes in gross margin for the three and nine months ended September 30, 2023 were driven by the same factors impacting net revenue and cost of goods sold. The gross margin for the nine months ended September 30, 2023 includes incremental Apria gross margin in the first quarter of 2023 of $195 million as compared to the first quarter of 2022. Foreign currency translation had an unfavorable impact on gross margin of $0.4 million and $3.1 million for the three and nine months ended September 30, 2023 as compared to the prior year periods.

Operating expenses.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Distribution, selling and administrative expenses	$452,583	$430,957	$21,626	5.0%
As a % of net revenue	17.46%	17.26%
Acquisition-related charges and intangible amortization	$30,217	$21,217	$9,000	42.4%
Exit and realignment charges	$30,180	$1,983	$28,197	1,421.9%
Other operating expense (income), net	$1,677	$(1,125)	$2,802	249.1%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Distribution, selling and administrative expenses	$1,356,334	$1,122,353	$233,981	20.8%
As a % of net revenue	17.67%	15.16%
Acquisition-related charges and intangible amortization	$74,609	$100,628	$(26,019)	(25.9)%
Exit and realignment charges	$74,817	$4,879	$69,938	1,433.4%
Other operating expense (income), net	$4,991	$(5,020)	$10,011	199.4%

Distribution, selling and administrative (DS&A) expenses include labor and warehousing costs associated with our distribution and outsourced logistics services and all costs associated with our fee-for-service arrangements in our Products & Healthcare Services segment. Shipping and handling costs are primarily included in DS&A expenses and include costs to store, move, and prepare products for shipment, as well as costs to deliver products to customers. The increase in DS&A expenses for the three months ended September 30, 2023 was driven primarily by incremental costs to support net revenue growth of $94.3 million, or 3.8%, an increase of $15.4 million in teammate benefit costs including incentives, partially offset by productivity gains derived from operating efficiencies and Operating Model Realignment Program savings.

The increase in DS&A expenses for the nine months ended September 30, 2023 was driven by Apria incremental DS&A expense in the first quarter of 2023 of $171 million as compared to the first quarter of 2022, Patient Direct net revenue growth, an increase of $27.7 million in teammate benefit costs including incentives, partially offset by productivity gains derived from operating efficiencies and Operating Model Realignment Program savings.
Foreign currency translation had an unfavorable impact on DS&A of $0.1 million and a favorable impact of $0.9 million for the three and nine months ended September 30, 2023 as compared to the prior year periods.
Acquisition-related charges were $9.4 million and $11.9 million for the three and nine months ended September 30, 2023 and $6.9 million and $45.2 million for the three and nine months ended September 30, 2022 consisting primarily of costs related to the Apria Acquisition. The decline for the nine months ended September 30, 2023 as compared to the prior year period reflects the incurrence of most of these costs closer to the Acquisition Date. Intangible amortization was $20.8 million and $62.7 million for the three and nine months ended September 30, 2023 and $14.3 million and $55.5 million for the three and nine months ended September 30, 2022 related primarily to intangible assets acquired in the Apria, Halyard and Byram acquisitions. Intangible amortization for the third quarter of 2023 increased as compared to the prior year primarily due to purchase price accounting changes to the estimated value assigned to certain intangible assets recorded in the third quarter of 2022.
Exit and realignment charges were $30.2 million and $74.8 million for the three and nine months ended September 30, 2023. These charges primarily related to our (1) Operating Model Realignment Program of $24.5 million and $63.9 million, including professional fees, severance, and other costs to streamline functions and processes, (2) IT restructuring charges such as converting certain divisions to a common information technology system of $3.3 million and $6.7 million and, (3) other costs associated with strategic initiatives of $2.4 million and $4.1 million for the three and nine months ended September 30, 2023. Exit and realignment charges were $2.0 million and $4.9 million for the three and nine months ended September 30, 2022, which consisted primarily of wind-down costs related to Fusion5, leadership reorganization costs, IT restructuring charges, and other costs related to the reorganization of our U.S. operations.
The increases in other operating expense (income), net for the three and nine months ended September 30, 2023 as compared to the prior year periods reflect $3.5 million and $7.1 million of losses on sale of accounts receivable under the RPA, through which we began executing sales during the second quarter of 2023. During the three and nine months ended September 30, 2023, we incurred a favorable change of $0.6 million and an unfavorable change of $2.0 million in foreign currency transaction gains and losses, net of derivative adjustments, as compared to the prior year periods.

Interest expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense, net	$38,127	$39,869	$(1,742)	(4.4)%
Effective interest rate	7.01%	5.96%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Interest expense, net	$121,053	$87,727	$33,326	38.0%
Effective interest rate	6.92%	5.47%
Interest expense, net for the three months ended September 30, 2023 decreased primarily due to lower average outstanding borrowings driven by $188 million and $355 million reductions in total debt during the three and nine months ended September 30, 2023, partially offset by an increase in the effective interest rate due to higher interest rates on our term loans, net of interest rate swaps, which contributed $3.6 million in interest expense as compared to the prior year period. Interest expense, net for the nine months ended September 30, 2023 increased due to higher average outstanding borrowings and higher interest rates on our term loans, net of interest rate swaps, which contributed $29.3 million to the increase, and to higher average outstanding borrowings on our 2030 Unsecured Notes, which were issued on the Acquisition Date and contributed $9.1 million to the increase, partially offset by a reduction in average borrowings under our amended Receivables Financing Agreement. See Note 6 in Notes to Consolidated Financial Statements.

Other (income) expense, net.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Other (income) expense, net	$(3,302)	$783	$(4,085)	(521.7)%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Other (income) expense, net	$(843)	$2,347	$(3,190)	(135.9)%

Other (income) expense, net for the three and nine months ended September 30, 2023 and 2022 includes interest cost and net actuarial losses related to our retirement plans. In addition, other (income) expense, net for the three and nine months ended September 30, 2023 includes the gain on extinguishment of debt of $5.2 million and $4.4 million associated with the early retirement of indebtedness of $195 million and $268 million.

Income taxes.

	Three Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(4,558)	$7,098	$(11,656)	(164.2)%
Effective tax rate	41.5%	36.2%

	Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%
Income tax (benefit) provision	$(16,638)	$25,937	$(42,575)	(164.1)%
Effective tax rate	22.0%	24.4%

The change in the effective tax rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022 resulted primarily from changes in income and losses, as well as the incremental income tax benefit recorded for FDII in the three and nine months ended September 30, 2023.

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

	September 30, 2023	December 31, 2022	Change
(Dollars in thousands)			$	%
Cash and cash equivalents	$215,191	$69,467	$145,724	209.8%
Accounts receivable, net of allowances	$682,682	$763,497	$(80,815)	(10.6)%
DSO (1)	23.9	27.0
Merchandise inventories	$1,084,350	$1,333,585	$(249,235)	(18.7)%
Inventory days (2)	48.6	57.2
Accounts payable	$1,182,408	$1,147,414	$34,994	3.0%
    (1) Based on period end accounts receivable and net revenue for the quarters ended September 30, 2023 and December 31, 2022. DSO reflected the impact of the reduction in accounts receivable, net of allowances, due to sales of accounts receivable under the RPA. Excluding the impact of the RPA, DSO would have been 27.0 as of September 30, 2023.
    (2) Based on period end merchandise inventories and cost of goods sold for the quarters ended September 30, 2023 and December 31, 2022. The decrease in inventory days is due to inventory management efforts in our Products & Healthcare Services segment.

Liquidity and capital expenditures. The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Net cash provided by (used for):
Operating activities	$628,945	$238,045
Investing activities	(98,340)	(1,771,705)
Financing activities	(366,115)	1,560,585
Effect of exchange rate changes	(515)	(5,752)
Net increase in cash, cash equivalents and restricted cash	$163,975	$21,173

Cash provided by operating activities in the first nine months of 2023 reflected a net loss, as compared to net income in the first nine months of 2022. The increase in cash provided by operating activities in 2023 as compared to 2022 reflected changes in working capital, including a cash benefit of $247 million from reduction in inventory and a cash benefit of $108 million from net cash proceeds under the RPA, and the inclusion of Apria in our results since the Acquisition Date.
Cash used for investing activities in the first nine months of 2023 included capital expenditures of $152 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $53.6 million in proceeds related to the sale of property and equipment. Cash used for investing activities in the first nine months of 2022 included cash paid for the acquisition of Apria of $1.7 billion and capital expenditures of $115 million for patient equipment and our strategic and operational efficiency initiatives associated with property and equipment and capitalized software, partially offset by $29.7 million in proceeds related to the sale of property and equipment.

Cash used for financing activities in the first nine months of 2023 included repayments of debt of $270 million, including $125 million of unscheduled and $10.8 million of scheduled principal payments on the Term Loan A and the Term Loan B, $134 million of cash to repurchase $143 million aggregate principal of the 2024 Notes, the 2029 Unsecured Notes and the 2030 Unsecured Notes. We had no borrowings under our revolving credit facility on a net basis for the first nine months of 2023 and made net repayments of $96.0 million under our amended Receivables Financing Agreement. Cash provided by financing activities in the first nine months of 2022 included proceeds from borrowings of $1.7 billion related to the 2030 Unsecured Notes, Term Loan A, and Term Loan B for the first nine months of 2022 and borrowings under our revolving credit facility, net and Receivables Financing Agreement of $30.0 million. Net repayments under our amended Receivables Financing Agreement program were $73.0 million for the first nine months of 2022. We also paid $42.6 million in financing costs in the first nine months of 2022. Payments for taxes related to the vesting of restricted stock awards were $44.6 million for the first nine months of 2022, which are included in Other, net.
Capital resources. Our primary sources of liquidity include cash and cash equivalents, our amended Receivables Financing Agreement, and our Revolving Credit Agreement. The Receivables Financing Agreement provides a maximum revolving borrowing capacity of $450 million. The interest rate under the Receivables Financing Agreement is based on a spread over a benchmark SOFR rate (as described in the Fourth Amendment to the Receivables Financing Agreement, as further amended by the Fifth Amendment to the Receivables Financing Agreement). Under the Receivables Financing Agreement, certain of our accounts receivable balances are sold to our wholly owned special purpose entity, O&M Funding LLC. The Receivables Financing Agreement matures in March 2025. We had no borrowings at September 30, 2023 and $96.0 million outstanding at December 31, 2022 under our amended Receivables Financing Agreement. At September 30, 2023 and December 31, 2022, we had maximum revolving borrowing capacity of $450 million and $354 million under our amended Receivables Financing Agreement.
The Revolving Credit Agreement provides a revolving borrowing capacity of $450 million. We have $960 million in outstanding term loans under a term loan credit agreement (the Credit Agreement). The interest rate on our Revolving Credit Agreement is based on a spread over a benchmark rate (as described in the Revolving Credit Agreement). The Revolving Credit Agreement matures in March 2027. The interest rate on the Term Loan A is based on either the Term SOFR or the Base Rate plus an Applicable Rate which varies depending on the current Debt Ratings or Total Leverage Ratio, determined as to whichever shall result in more favorable pricing to the Borrowers (each as defined in the Credit Agreement). The interest rate on the Term Loan B is based on either the Term SOFR or the Base Rate plus an Applicable Rate. The Term Loan A matures in March 2027 and the Term Loan B matures in March 2029.
At September 30, 2023 and December 31, 2022, our Revolving Credit Agreement was undrawn, and we had letters of credit, which reduce revolver availability, of $27.4 million and $27.9 million, leaving $423 million and $422 million available for borrowing. We also had letters of credit and bank guarantees which support certain leased facilities as well as other normal business activities in the United States and Europe that were issued outside of the Revolving Credit Agreement for $2.9 million and $2.3 million as of September 30, 2023 and December 31, 2022.
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
The Revolving Credit Agreement, the Credit Agreement, Receivables Financing Agreement, the 2024 Notes, the 2029 Unsecured Notes, and the 2030 Unsecured Notes contain cross-default provisions which could result in the acceleration of payments due in the event of default of any of the related agreements. The terms of the applicable credit agreements also require us to maintain ratios for leverage and interest coverage, including on a pro forma basis in the event of an acquisition or divestiture. We were in compliance with our debt covenants at September 30, 2023.
On March 14, 2023, we entered into the RPA, pursuant to which accounts receivable with an aggregate outstanding amount not to exceed $200 million are sold, on a limited-recourse basis, to the Purchaser in exchange for cash. Cash received from the sale of accounts receivable, net of payments made to the Purchaser, is reflected in the change in accounts receivable within cash provided by operating activities in the consolidated statements of cash flows. Total accounts receivable sold under the RPA were $482 million and $894 million for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2023, we received net cash proceeds of $478 million and $888 million from the sale of accounts receivable under the RPA and collected $508 million and $805 million of the sold accounts receivable. For the nine months ended September 30, 2023, we received a cash benefit of $108 million from net cash proceeds under the RPA.
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
We earn a portion of our operating income in foreign jurisdictions outside the United States. Our cash and cash equivalents held by our foreign subsidiaries subject to repatriation totaled $39.5 million and $26.3 million at September 30, 2023 and December 31, 2022. As of September 30, 2023, we are permanently reinvested in our foreign subsidiaries.
Goodwill
As compared to the date of the most recent annual goodwill impairment test performed as of October 1, 2022, the fair value of our Global Products and Apria reporting units have been adversely impacted by unfavorable industry and macroeconomic conditions, including higher interest rates, inflation, pricing pressures and lower demand for certain product categories. Adverse changes in these and other factors could result in future goodwill impairment.
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
Guarantor and Collateral Group Summarized Financial Information

We are providing the following information in compliance with Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and Rule 13-02 of Regulation S-X, with respect to our 2024 Notes. See Note 6 of the accompanying consolidated financial statements for additional information regarding the terms of the 2024 Notes.
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
Summarized financial information of the Guarantor Group is as follows:

Summarized Consolidated Statement of Operations - Guarantor Group	Nine Months Ended September 30,
(Dollars in thousands)
Net revenue(1)	$7,552,889
Gross margin	1,507,745
Operating income	44,584
Net loss	(49,614)
(1)Includes $101 million in sales to non-guarantor subsidiaries for the nine months ended September 30, 2023.

Summarized Consolidated Balance Sheets - Guarantor Group	September 30, 2023	December 31, 2022
(Dollars in thousands)
Total current assets	$1,471,896	$1,442,661
Total assets	4,609,063	4,658,382
Total current liabilities	1,814,070	1,613,228
Total liabilities	4,283,534	4,360,673

The following tables present summarized financial information for Owens & Minor, Inc. and the pledged subsidiaries of Owens & Minor, Inc.’s 2024 Notes that constitute a substantial portion of collateral (together, the Collateral Group), on a combined basis with intercompany balances and transactions between entities in the Collateral Group eliminated. The pledged subsidiaries are 100% owned by Owens & Minor, Inc. No trading market for the subsidiaries included in the Collateral Group exists.
Summarized financial information of the Collateral Group is as follows:

Summarized Consolidated Balance Sheets - Collateral Group	September 30, 2023	December 31, 2022
(Dollars in thousands)
Total current assets	$1,295,619	$1,523,290
Total assets	4,240,524	4,614,380
Total current liabilities	1,648,174	1,562,680
Total liabilities	3,861,037	4,343,750

The results of operations of the Collateral Group are not materially different from the corresponding amounts presented in our consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 13 in the Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q for the period ended on September 30, 2023.

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
In the normal course of business, we are exposed to foreign currency translation and transaction risks. Our business transactions outside of the United States are denominated in the euro, Malaysian ringgit, Mexican peso, Thai baht and other currencies. We may use foreign currency forwards, swaps and options, where possible, to manage our risk related to certain foreign currency fluctuations. As of September 30, 2023 and December 31, 2022, we held contracts with notional amounts of $78.2 million and $58.3 million to exchange the U.S. dollar, Euro, and Thai baht. See Note 8 of Notes to Consolidated Financial Statements.
We are exposed to market risk from changes in interest rates related to our borrowing under our Revolving Credit Agreement and Receivables Financing Agreement, and related to our participation in the RPA. Excluding deferred financing costs and third party fees, we had $421 million in borrowings under our Term Loan A, $539 million in borrowings under our Term Loan B, and no borrowings under our Revolving Credit Agreement and under our amended Receivables Financing Agreement at September 30, 2023. After considering the effects of our interest rate swap agreement (see Note 8 of Notes to Consolidated Financial Statements), we estimate an increase in interest rates of 100 basis points would result in a potential reduction in future pre-tax earnings of approximately $8 million per year based on our borrowings at September 30, 2023 and the maximum aggregate outstanding accounts receivable amount of $200 million under the RPA.
Due to the nature and pricing of our Products & Healthcare Services segment distribution services, we are exposed to potential volatility in fuel prices. Our strategies for helping to mitigate our exposure to changing domestic fuel prices have included using trucks with improved fuel efficiency. We benchmark our domestic diesel fuel purchase prices against the U.S. Weekly Retail On-Highway Diesel Prices (benchmark) as quoted by the U.S. Energy Information Administration. The benchmark averaged $4.20 and $5.00 per gallon in the first nine months of 2023 and 2022. Based on business activity during the first nine months of 2023, we estimate that every 10 cents per gallon increase in the benchmark would reduce our annual operating income by approximately $0.6 million. We are also indirectly exposed to increased shipping and freight costs, including container and other third party fees associated with the transportation of our products due to changes in fuel prices. Changes in fuel prices have contributed to significant shipping and freight costs in recent years and in the future may contribute to changes in our results of operations.

Item 4. Controls and Procedures

We carried out an evaluation, with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. Beginning with the first quarter of 2023, management's evaluation and conclusion as to the effectiveness of the design and operation of our disclosure controls and procedures as of and for the period covered by this report includes the evaluation of the internal control over financial reporting of Apria, Inc. There were no other changes in our internal control over financial reporting that occurred during the period of this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Certain legal proceedings pending against us are described in our Annual Report on Form 10-K for the year ended December 31, 2022. Through September 30, 2023, there have been no material developments in any legal proceedings reported in such Annual Report.
O&M Halyard N95 Mask FDA Release
On April 5, 2023 we received a communication from the National Institute for Occupational Safety & Health (NIOSH) that products from one lot of a model (No. 46827) of surgical N95 respirator manufactured by O&M Halyard did not pass laboratory tests for fluid resistance and for filtration efficiency, and that products from one lot of another model (No. 46727) did not pass fluid resistance testing, but did pass filtration efficiency testing. Our investigation determined that a limited number of lots were potentially implicated by the results of the NIOSH particulate filtration testing on model 46827, and that the vast majority of the products in those lots remained in our possession and under our control. Those lots have been segregated for disposal. We also determined that a limited quantity of products from one lot did reach the market. Although products from that lot passed internal and external follow-up testing for filtration efficiency, we initiated a voluntary recall of the lot on August 9, 2023 out of an abundance of caution. O&M Halyard has confirmed to NIOSH that the particle filtration issue was isolated to the identified lots.
On April 12, 2023, the FDA recommended that consumers, health care providers, and facilities not use the two models (model numbers 46827 and 46727) of O&M Halyard surgical N95 respirators due to concerns about fluid resistance performance. In addition, the FDA also recommended against using certain of our surgical, procedure and pediatric face masks when fluid resistance is required. On or about that date, we voluntarily stopped the sale in the U.S. of the above-referenced surgical N95 respirators and similar models pending our investigation of the performance issues identified by the FDA and NIOSH. Regulatory bodies in other non-U.S. markets where we sell our facial protection products have inquired about the relevance of the FDA notification to products sold in their countries. The FDA updated its recommendation on April 21, 2023, to permit use of the model 46727 of Halyard N95 respirators when fluid resistance is not required. These items are included in our Products & Healthcare Services segment.
On September 29, 2023, the FDA updated its previous recommendation to consumers, health care providers and facilities regarding the above-referenced models of O&M Halyard surgical N95 respirators based on extensive testing and performance data provided by O&M Halyard. Specifically, the FDA stated that both O&M Halyard respirator models could be used according to the product labeling for respiratory and fluid barrier protection to the wearer (excluding the one lot of products that O&M Halyard voluntarily recalled on August 9, 2023). Following the FDA’s update, we published a user notice on our website announcing the resumption of sales and shipments of O&M Halyard surgical N95 respirators, noting that the data provided to the FDA and NIOSH demonstrated that our products provide the levels of particle filtration and fluid resistance for which they are rated. NIOSH reviewed and concurred with the facts set forth in our user notice published on September 29, 2023.
We will continue to work with the FDA and NIOSH following the resolution of this matter to ensure that O&M Halyard products comply with regulatory requirements. We are unable to reasonably estimate the amount of any possible loss or range of possible losses or predict the ultimate outcome of these matters. However, there is a risk that these matters and any other safety concerns could have a material adverse effect on our results of operations, financial condition, or cash flows, including as a result of a significant volume of customer product returns and/or recall of products, implementation of corrective action plans, and/or other costly remedial actions in the US and elsewhere. In addition, these matters could potentially have other negative impacts including: government investigations and enforcement actions by the FDA or other US or international regulators or governmental entities; the suspension or revocation of the authority to produce, distribute or sell products, and other sanctions; losses due to patient claims, including product liability claims and lawsuits; and customer claims related to their direct costs arising from supply disruption.

Item 1A. Risk Factors

Certain risk factors that we believe could affect our business and prospects are described in our Annual Report on Form 10-K for the year ended December 31, 2022. Through September 30, 2023, there have been no material changes in the risk factors described in such Annual Report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 5. Other Information.

On August 8, 2023, Alexander Bruni, Executive Vice President & Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,996 shares of Owens & Minor, Inc. common stock between November 10, 2023 and November 17, 2023, subject to certain conditions.

On August 9, 2023, Jonathan Leon, Senior Vice President, Corporate Treasurer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 40,282 shares of Owens & Minor, Inc. common stock between November 20, 2023 and November 29, 2024, subject to certain conditions.

On August 10, 2023, Heath Galloway, Executive Vice President, General Counsel & Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 17,486 shares of Owens & Minor, Inc. common stock between November 10, 2023 and June 14, 2024, subject to certain conditions.

On August 11, 2023, Perry Bernocchi, Executive Vice President and Chief Executive Officer, Patient Direct, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 58,342 shares of Owens & Minor, Inc. common stock between November 21, 2023 and May 16, 2024, subject to certain conditions.

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

Owens & Minor, Inc.
(Registrant)

Date:	November 3, 2023	/s/ Edward A. Pesicka
Edward A. Pesicka
President, Chief Executive Officer & Director

Date:	November 3, 2023	/s/ Alexander J. Bruni
Alexander J. Bruni
Executive Vice President & Chief Financial Officer